Form 10-Q
period 2013-09-30
MGIC INVESTMENT CORP
filed 2013-11-08
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/13	337,758,169

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2013 - $5,078,232; 2012 - $4,185,937)	$5,017,288	$4,227,339
Equity securities	2,884	2,936
Total investment portfolio	5,020,172	4,230,275
Cash and cash equivalents	458,070	1,027,625
Restricted cash and cash equivalents (note 1)	60,348	-
Accrued investment income	34,250	27,243
Reinsurance recoverable on loss reserves (note 4)	70,621	104,848
Reinsurance recoverable on paid losses	14,377	15,605
Premium receivable	65,262	67,828
Home office and equipment, net	26,411	27,190
Deferred insurance policy acquisition costs	12,518	11,245
Other assets	95,509	62,465
Total assets	$5,857,538	$5,574,324

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$3,352,994	$4,056,843
Premium deficiency reserve (note 13)	57,035	73,781
Unearned premiums	149,369	138,840
Senior notes (note 3)	82,758	99,910
Convertible senior notes (note 3)	845,000	345,000
Convertible junior debentures (note 3)	389,522	379,609
Other liabilities	277,814	283,401
Total liabilities	5,154,492	5,377,384

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2013 - 340,047; 2012 - 205,047; shares outstanding 2013 - 337,758; 2012 - 202,032)	340,047	205,047
Paid-in capital	1,659,914	1,135,296
Treasury stock (shares at cost 2013 - 2,289; 2012 - 3,015)	(64,435)	(104,959)
Accumulated other comprehensive loss, net of tax (note 9)	(159,270)	(48,163)
Accumulated deficit	(1,073,210)	(990,281)
Total shareholders' equity	703,046	196,940
Total liabilities and shareholders' equity	$5,857,538	$5,574,324

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:	(In thousands, except per share data)
Premiums written:
Direct	$247,254	$271,360	$749,282	$782,094
Assumed	509	597	1,591	1,852
Ceded	(13,485)	(8,452)	(31,473)	(26,850)
Net premiums written	234,278	263,505	719,400	757,096
(Increase) decrease in unearned premiums, net	(2,421)	2,927	(2,707)	14,369
Net premiums earned	231,857	266,432	716,693	771,465
Investment income, net of expenses	20,250	30,394	59,461	99,980
Realized investment gains, net	189	6,184	3,933	110,356
Total other-than-temporary impairment losses	(328)	-	(328)	(339)
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	(328)	-	(328)	(339)
Other revenue	2,481	3,209	7,735	25,530
Total revenues	254,449	306,219	787,494	1,006,992

Losses and expenses:
Losses incurred, net (note 12)	180,189	490,121	642,671	1,378,617
Change in premium deficiency reserve (note 13)	(3,813)	(9,144)	(16,746)	(50,685)
Amortization of deferred policy acquisition costs	2,209	1,939	5,861	5,544
Other underwriting and operating expenses, net	45,761	48,739	139,683	144,387
Interest expense	17,653	24,478	62,001	74,017
Total losses and expenses	241,999	556,133	833,470	1,551,880
Income (loss) before tax	12,450	(249,914)	(45,976)	(544,888)
Provision for (benefit from) income taxes (note 11)	336	(2,972)	2,465	(4,500)

Net income (loss)	$12,114	$(246,942)	$(48,441)	$(540,388)

Income (loss) per share (note 6):
Basic	$0.04	$(1.22)	$(0.16)	$(2.68)
Diluted	$0.04	$(1.22)	$(0.16)	$(2.68)

Weighted average common shares outstanding - diluted (note 6)	339,426	202,014	302,996	201,851

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Net income (loss)	$12,114	$(246,942)	$(48,441)	$(540,388)

Other comprehensive income (loss), net of tax (note 9):

Change in unrealized investment gains and losses	7,277	44,487	(100,796)	6,781

Foreign currency translation adjustment	1,885	1,109	(10,311)	1,468

Other comprehensive income (loss), net of tax	9,162	45,596	(111,107)	8,249

Comprehensive income (loss)	$21,276	$(201,346)	$(159,548)	$(532,139)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
 Year Ended December 31, 2012 and Nine Months Ended September 30, 2013
 (Unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Accumulated
	stock	capital	stock	income (loss)	deficit
	(In thousands)

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)

Net loss					(927,079)
Change in unrealized investment gains and losses, net	-	-	-	(78,659)	-
Reissuance of treasury stock, net	-	(8,749)	57,583	-	(51,567)
Equity compensation	-	8,224	-	-	-
Defined benefit plan adjustments, net	-	-	-	(1,221)	-
Unrealized foreign currency translation adjustment	-	-	-	1,593	-

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)

Net loss					(48,441)
Change in unrealized investment gains and losses, net (notes 7 and 8)	-	-	-	(100,796)	-
Common stock issuance (note 14)	135,000	528,335	-	-	-
Reissuance of treasury stock, net	-	(7,892)	40,524	-	(34,488)
Equity compensation	-	4,175	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	(10,311)	-

Balance, September 30, 2013	$340,047	$1,659,914	$(64,435)	$(159,270)	$(1,073,210)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Nine Months Ended September 30,

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(48,441)	$(540,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	53,599	77,226
Deferred tax benefit	(11)	(2,645)
Realized investment gains, excluding impairment losses	(3,933)	(110,356)
Net investment impairment losses	328	339
Gain on repurchases of senior notes	-	(17,775)
Other	(14,147)	(14,449)
Change in certain assets and liabilities:
Accrued investment income	(7,007)	13,249
Reinsurance recoverable on loss reserves	34,227	36,748
Reinsurance recoverable on paid losses	1,228	3,165
Premium receivable	2,566	2,435
Deferred insurance policy acquisition costs	(1,273)	(2,946)
Loss reserves	(703,849)	(553,511)
Premium deficiency reserve	(16,746)	(50,685)
Unearned premiums	10,529	(14,729)
Income taxes payable (current)	314	1,800
Net cash used in operating activities	(692,616)	(1,172,522)

Cash flows from investing activities:
Purchase of fixed maturities	(2,669,778)	(3,330,811)
Purchase of equity securities	(69)	(70)
Proceeds from sale of fixed maturities	602,062	3,165,897
Proceeds from maturity of fixed maturities	1,120,152	1,138,371
Net increase (decrease) in payable for securities	317	(13,153)
Net change in restricted cash	(60,348)	-
Net cash (used in) provided by investing activities	(1,007,664)	960,234

Cash flows from financing activities:
Net proceeds from convertible senior notes	484,625	-
Common stock shares issued	663,335	-
Repurchases of long-term debt	(17,235)	(53,107)
Net cash provided by (used in) financing activities	1,130,725	(53,107)

Net decrease in cash and cash equivalents	(569,555)	(265,395)
Cash and cash equivalents at beginning of period	1,027,625	995,799
Cash and cash equivalents at end of period	$458,070	$730,404

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. At September 30, 2013, MGIC’s risk-to-capital ratio was 20.0 to 1, below the maximum allowed by the jurisdictions with Capital Requirements, and its policyholder position was $190 million above the required MPP of $1.2 billion. At September 30, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 22.7 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

At this time, we expect MGIC to continue to comply with the current Capital Requirements, although we cannot assure you of such compliance. Matters that could negatively affect such compliance are discussed throughout the financial statement footnotes.

If MGIC fails to meet the Capital Requirements and is unable to obtain a waiver of them from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), MGIC could be prevented from writing new business in all jurisdictions. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a waiver to allow it to once again write new business.

If MGIC fails to meet the Capital Requirements and is unable to obtain a waiver of them from a jurisdiction other than Wisconsin, MGIC could be prevented from writing new business in that particular jurisdiction. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of our new insurance written in the first nine months of 2013.

The National Association of Insurance Commissioners (“NAIC”) is reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements. Depending on the scope of proposals made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals. The GSEs, in conjunction with the Federal Housing Finance Agency (“FHFA”) are also developing mortgage insurer capital standards that would replace the use of external credit ratings. Revised capital standards are expected to be released in 2013. We have not been informed of the revised capital requirements or their timeframes for effectiveness. We have various alternatives available to improve our existing risk-to-capital position, including contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital. While there can be no assurance that MGIC would meet the GSE’s revised capital requirements by their effective date, we believe we could implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer after the revised capital requirements are fully effective.

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that events that may lead MGIC to fail to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims whose policies will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. Matters that could negatively affect MGIC’s claims paying resources are discussed throughout the financial statement footnotes.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the Capital Requirements of a jurisdiction or obtain a waiver of them. MIC is licensed to write business in all jurisdictions and, subject to certain conditions and restrictions, has received the necessary approvals from the OCI and the GSEs to write business. During 2012, MIC began writing new business in the jurisdictions where MGIC did not have waivers of the Capital Requirements. Because MGIC again meets the Capital Requirements, MGIC is again writing new business in all jurisdictions and MIC has suspended writing new business. As of September 30, 2013, MIC had statutory capital of $455 million and risk in force of approximately $950 million.

The OCI and GSE approvals of MIC expire at the end of 2013 and we do not expect to need an extension of such approvals. Fannie Mae’s and Freddie Mac’s approvals of MIC contain certain conditions and restrictions to its continued effectiveness.

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $132 million and $63 million were included in MGIC’s statutory capital at September 30, 2013 and December 31, 2012, respectively.

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

In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and disclosures. We do not expect the impact to be significant.

Note 3 – Debt

5.375% Senior Notes – due November 2015

At September 30, 2013 and December 31, 2012 we had outstanding $82.9 million and $100.1 million, respectively, of 5.375% Senior Notes due in November 2015. During the second quarter of 2013 we repurchased $17.2 million of those Senior Notes at par value. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at September 30, 2013.

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

Interest payments on the Senior Notes were $2.8 million and $4.8 million for the nine months ended September 30, 2013 and 2012, respectively.

5% Convertible Senior Notes – due May 2017

At September 30, 2013 and December 31, 2012 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in May 2017. Interest on the 5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 5% Notes will mature on May 1, 2017. Covenants in the 5% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 5% Notes.

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

Interest payments on the 5% Notes were $8.6 million in each of the nine months ended September 30, 2013 and 2012.

2% Convertible Senior Notes – due April 2020

At September 30, 2013, we had outstanding $500 million principal amount of 2% Convertible Senior Notes due in 2020 which we issued in March 2013. We received net proceeds of approximately $484.6 million after deducting underwriting discount and offering expenses. See Note 14 – “Shareholders’ Equity” for information regarding the use of such proceeds. Interest on the 2% Notes will be payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2% Notes will mature on April 1, 2020, unless earlier repurchased by us or converted. Subject to certain limitations the 2% Notes are convertible at the holder's option at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. Before January 1, 2020, conversions may only occur under certain circumstances, including upon redemption of the 2% Notes. On or after January 1, 2020, holders may convert their notes at any time. These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our existing Convertible Junior Debentures. Debt issuance costs will be amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

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

9% Convertible Junior Subordinated Debentures – due April 2063

At September 30, 2013 and December 31, 2012 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). At December 31, 2012 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $379.6 million, with the unamortized discount reflected in equity. Beginning March 31, 2013, including at September 30, 2013, the full principal amount of the debentures was reflected as a liability on our consolidated balance sheet. The debentures rank junior to all of our existing and future senior indebtedness.

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

Interest payments on the debentures were $35.8 million and $17.5 for the nine months ended September 30, 2013 and 2012, respectively.

All debt

The par value and fair value of our debt at September 30, 2013 and December 31, 2012 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013
Liabilities:
Senior Notes	$82,883	$85,369	$85,369	$-	$-
Convertible Senior Notes due 2017	345,000	370,754	370,754	-	-
Convertible Senior Notes due 2020	500,000	620,000	620,000	-	-
Convertible Junior Subordinated Debentures	389,522	428,233	-	428,233	-
Total Debt	$1,317,405	$1,504,356	$1,076,123	$428,233	$-

December 31, 2012
Liabilities:
Senior Notes	$100,118	$79,594	$79,594	$-	$-
Convertible Senior Notes due 2017	345,000	242,880	242,880	-	-
Convertible Junior Subordinated Debentures	389,522	173,096	-	173,096	-
Total Debt	$834,640	$495,570	$322,474	$173,096	$-

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

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At September 30, 2013, we had approximately $594 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $6.9 million at September 30, 2013. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.6 years at September 30, 2013.

Note 4 – Reinsurance

MGIC has obtained both captive and non-captive reinsurance in the past. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance.

Since June 2005, various state and federal regulators have conducted investigations or requested information regarding captive mortgage reinsurance arrangements in which we participated. In April 2013, the U.S. District Court approved a settlement between MGIC and the Consumer Financial Protection Bureau (“CFPB”) that resolved federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. Three other mortgage insurers agreed to similar settlements. As part of the settlements, MGIC and the three other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $71 million at September 30, 2013 which was supported by $234 million of trust assets, while at December 31, 2012 the reinsurance recoverable on loss reserves related to captives was $104 million which was supported by $303 million of trust assets. At each of September 30, 2013 and December 31, 2012 there was an additional $25 million of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $3.3 million and $0.4 million were transferred to us as a result of captive terminations during the first nine months of 2013 and 2012, respectively.

The CFPB's investigation involved captive reinsurance. In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers. These reinsurers are not captive reinsurers. This reinsurance agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions) and covers incurred losses, with renewal premium through December 31, 2018. Early termination is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission. The impact of the reinsurance agreement was not significant to our results for the third quarter or first nine months of 2013.

Note 5 – Litigation and Contingencies

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Seven of those cases have previously been dismissed without any further opportunity to appeal. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In April 2013, the U.S. District Court approved a settlement with the CFPB that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concluded the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provision of RESPA.

We remain subject to various state investigations or information requests regarding captive mortgage reinsurance arrangements, including (1) a request received by MGIC in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation; and (2) requests received from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. On August 28, 2013, MGIC and several competitors received a draft Consent Order from the MN Department containing proposed conditions to resolve its investigation, including unspecified penalties. We are engaged in discussions with the MN Department regarding the draft Consent Order. We do not believe a resolution of this Minnesota matter would be material to our financial statements or position. Other insurance departments or other officials, including attorneys general, may also seek information about, investigate, or seek remedies regarding captive mortgage reinsurance.

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

Since December 2009, we have been involved in legal proceedings with Countrywide in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through September 30, 2013, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with mediation we were holding with Countrywide, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement.

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA (which agreements have been amended by amendments that were technical in nature), pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices. The agreement with BANA covers loans which had been sold to the GSEs by CHL, including loans subsequently repurchased by BANA, as well as other CHL-originated loans owned by BANA or one of its affiliates. Both GSEs have consented to the agreement with BANA and implementation began November 1, 2013. As of September 30, 2013, rescissions of coverage on approximately 2,100 loans under the agreement with BANA, representing total potential claim payments of approximately $150 million, had been suspended. We expect to process the suspended rescissions beginning in November 2013 and expect most of the associated claims will be paid in accordance with our practice. The agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). The agreement with CHL will be implemented only as and to the extent that it is consented to by or on behalf of the other investors, and any such implementation is expected to occur no earlier than the first quarter of 2014. As of September 30, 2013, rescissions of coverage on approximately 800 loans under the agreement with CHL, representing total potential claim payments of approximately $70 million, had been suspended. While there can be no assurance that the agreement with CHL will be implemented, we have determined that its implementation is probable.

The pending arbitration proceedings concerning the loans covered by the BANA Agreement have been dismissed, the mutual releases between parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed. The pending arbitration proceeding between the parties regarding the loans subject to the CHL proceeding is stayed. Upon obtaining a specified number of consents by or on behalf of the other investors and also upon the conclusion of the period in the CHL Agreement for obtaining consents by or on behalf of the other investors, all legal proceedings will be dismissed and the parties will provide mutual releases, in each case limited as to the loans held by the other investors that consent to the CHL Agreement.

We recorded the estimated impact of the agreements with BANA and CHL, including the payments of claims associated with the suspended rescissions being made beginning in November 2013 (and another probable settlement) in our financial statements for the quarter ending December 31, 2012. If we are not able to implement the agreement with CHL, we intend to defend MGIC against any related legal proceedings, vigorously.

In addition to the suspended Countrywide rescissions, as of September 30, 2013, coverage on approximately 540 loans, representing total potential claim payments of approximately $38 million, was affected by our decision to suspend rescissions for customers for which we consider settlement agreements probable.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. The settlement with Countrywide may encourage other customers to pursue remedies against us. From January 1, 2008 through September 30, 2013, we estimate that total rescissions mitigated our incurred losses by approximately $2.9 billion, which included approximately $3.0 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At September 30, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.1 billion.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012 and the first nine months of 2013, curtailments reduced our average claim paid by approximately 4.1% and 5.5%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid. Historically, we have not had material disputes regarding our curtailments or other adjustments.

The Agreements referred to above do not resolve assertions by Countrywide that MGIC has improperly curtailed numerous insurance coverage claims. As of the fourth quarter of 2012, Countrywide asserted that the amount of disputed curtailments approximated $40 million. MGIC and Countrywide have agreed to mediate this matter and to enter into arbitration if the mediation does not resolve the matter. We do not believe a loss is probable regarding this curtailment dispute and have not accrued any reserves that would reflect an adverse outcome to this dispute. We intend to defend vigorously our position regarding the correctness of these curtailments under our insurance policy. Although we have not had other material objections to our curtailment and adjustment practices, there can be no assurances that we will not face additional challenges to such practices.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. These obligations have been primarily funded by contributions from our holding company and, in part, from the operations of the subsidiary. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which that subsidiary provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which the subsidiary provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for the first nine months of 2013 was approximately $4.4 million, but may increase in the future.

See Note 11 – “Income Taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (Loss) per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 0.1 million for the nine months ended September 30, 2013 and 1.1 million for each of  the three and nine months ended September 30, 2012 because they were anti-dilutive due to our reported net loss. Participating securities of 0.1 million were included in our weighted average number of common shares outstanding for the three months ended September 30, 2013. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended September 30, 2013 and 2012 common stock equivalents of 126.5 million and 55.4 million, respectively, and for the nine months ended September 30, 2013 and 2012 common stock equivalents of 109.6 million and 55.6 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012
	(In thousands, except per share data)

Basic earnings per share:
Weighted average common shares outstanding	337,868	202,014	302,996	201,851
Net income (loss)	$12,114	$(246,942)	$(48,441)	$(540,388)
Basic income (loss) per share	$0.04	$(1.22)	$(0.16)	$(2.68)

Diluted earnings per share:
Weighted-average shares - Basic	337,868	202,014	302,996	201,851
Common stock equivalents	1,558	-	-	-

Weighted-average shares - Diluted	339,426	202,014	302,996	201,851

Net income (loss)	$12,114	$(246,942)	$(48,441)	$(540,388)
Diluted income (loss) per share	$0.04	$(1.22)	$(0.16)	$(2.68)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2013 and December 31, 2012 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$803,637	$1,853	$(18,723)	$786,767
Obligations of U.S. states and political subdivisions	920,006	7,294	(14,467)	912,833
Corporate debt securities	2,180,842	8,884	(25,268)	2,164,458
Asset-backed securities	340,273	1,049	(508)	340,814
Residential mortgage-backed securities	395,664	162	(18,261)	377,565
Commercial mortgage-backed securities	260,130	90	(6,413)	253,807
Collateralized loan obligations	61,336	-	(831)	60,505
Debt securities issued by foreign sovereign governments	116,344	5,162	(967)	120,539
Total debt securities	5,078,232	24,494	(85,438)	5,017,288
Equity securities	2,867	29	(12)	2,884

Total investment portfolio	$5,081,099	$24,523	$(85,450)	$5,020,172

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$863,282	$3,040	$(71)	$866,251
Obligations of U.S. states and political subdivisions	795,935	16,965	(506)	812,394
Corporate debt securities	1,469,844	13,813	(2,716)	1,480,941
Asset-backed securities	322,802	1,657	(23)	324,436
Residential mortgage-backed securities	451,352	871	(1,314)	450,909
Commercial mortgage-backed securities	150,232	524	(414)	150,342
Debt securities issued by foreign sovereign governments	132,490	9,784	(208)	142,066
Total debt securities	4,185,937	46,654	(5,252)	4,227,339
Equity securities	2,797	139	-	2,936

Total investment portfolio	$4,188,734	$46,793	$(5,252)	$4,230,275

(1) At September 30, 2013 and December 31, 2012, there were no other-than-temporary impairment losses recorded in other comprehensive income.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 84% of the market value of our foreign investments with the remaining 12% invested in corporate securities and 4% in cash equivalents. Ninety-three percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 7% is rated AA.

The amortized cost and fair values of debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
September 30, 2013	Cost	Value
	(In thousands)

Due in one year or less	$793,035	$794,081
Due after one year through five years	1,876,491	1,881,820
Due after five years through ten years	870,872	846,993
Due after ten years	480,431	461,703

	$4,020,829	$3,984,597

Asset-backed securities	340,273	340,814
Residential mortgage-backed securities	395,664	377,565
Commercial mortgage-backed securities	260,130	253,807
Collateralized loan obligations	61,336	60,505

Total at September 30, 2013	$5,078,232	$5,017,288

At September 30, 2013 and December 31, 2012, the investment portfolio had gross unrealized losses of $85.5 million and $5.3 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$466,889	$18,723	$-	$-	$466,889	$18,723
Obligations of U.S. states and political subdivisions	450,898	14,426	1,726	41	452,624	14,467
Corporate debt securities	1,265,779	24,940	14,089	328	1,279,868	25,268
Asset-backed securities	84,000	508	-	-	84,000	508
Residential mortgage-backed securities	348,693	17,796	24,744	465	373,437	18,261
Commercial mortgage-backed securities	221,265	6,413	177	-	221,442	6,413
Collateralized loan obligations	60,505	831	-	-	60,505	831
Debt securities issued by foreign sovereign governments	25,461	777	7,037	190	32,498	967
Equity securities	977	12	-	-	977	12
Total investment portfolio	$2,924,467	$84,426	$47,773	$1,024	$2,972,240	$85,450

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,094	$71	$-	$-	$24,094	$71
Obligations of U.S. states and political subdivisions	156,111	505	1,006	1	157,117	506
Corporate debt securities	280,765	2,714	3,353	2	284,118	2,716
Asset-backed securities	29,675	23	-	-	29,675	23
Residential mortgage-backed securities	315,000	982	19,939	332	334,939	1,314
Commercial mortgage-backed securities	72,689	414	-	-	72,689	414
Debt securities issued by foreign sovereign governments	14,695	208	-	-	14,695	208
Total investment portfolio	$893,029	$4,917	$24,298	$335	$917,327	$5,252

The unrealized losses in all categories of our investments at September 30, 2013 and December 31, 2012 were primarily caused by the difference in interest rates at September 30, 2013 and December 31, 2012, respectively, compared to interest rates at the time of purchase.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During each of the first nine months of 2013 and 2012 there were other-than-temporary impairments (“OTTI”) recognized of $0.3 million.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$(393)	$8,901	$2,755	$110,335
Equity securities	254	30	850	424
Other	-	(2,747)	-	(742)

	$(139)	$6,184	$3,605	$110,017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$391	$10,559	$5,352	$118,599
Losses on sales	(202)	(4,375)	(1,419)	(8,243)
Impairment losses	(328)	-	(328)	(339)

	$(139)	$6,184	$3,605	$110,017

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

During the first three months of 2013 we sold our remaining auction rate securities.  At September 30, 2013, the majority of the $3 million balance of Level 3 securities is state premium tax credit investments.  The state premium tax credit investments have an average maturity of under 5 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.3%.

•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of September 30, 2013 and December 31, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2013

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$786,767	$786,767	$-	$-
Obligations of U.S. states and political subdivisions	912,833	-	910,263	2,570
Corporate debt securities	2,164,458	-	2,164,458	-
Asset-backed securities	340,814	-	340,814	-
Residential mortgage-backed securities	377,565	-	377,565	-
Commercial mortgage-backed securities	253,807	-	253,807	-
Collateralized loan obligations	60,505	-	60,505	-
Debt securities issued by foreign sovereign governments	120,539	120,539	-	-
Total debt securities	5,017,288	907,306	4,107,412	2,570
Equity securities	2,884	2,563	-	321
Total investments	$5,020,172	$909,869	$4,107,412	$2,891
Real estate acquired (1)	$12,376	$-	$-	$12,376

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2012

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$866,251	$866,251	$-	$-
Obligations of U.S. states and political subdivisions	812,394	-	809,264	3,130
Corporate debt securities	1,480,941	-	1,463,827	17,114
Asset-backed securities	324,436	-	324,436	-
Residential mortgage-backed securities	450,909	-	450,909	-
Commercial mortgage-backed securities	150,342	-	150,342	-
Debt securities issued by foreign sovereign governments	142,066	142,066	-	-
Total debt securities	4,227,339	1,008,317	3,198,778	20,244
Equity securities	2,936	2,615	-	321
Total investments	$4,230,275	$1,010,932	$3,198,778	$20,565
Real estate acquired (1)	$3,463	$-	$-	$3,463

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first nine months of 2013 or 2012.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2013	$2,811	$-	$321	$3,132	$8,741
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,378)
Purchases	-	-	-	-	10,857
Sales	(241)	-	-	(241)	(5,844)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2013	$2,570	$-	$321	$2,891	$12,376

Amount of total losses included in earnings for the three months ended September 30, 2013 attributable to the change in unrealized losses on assets still held at September 30, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(225)	-	(225)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(3,680)
Purchases	30	-	-	30	28,401
Sales	(590)	(16,889)	-	(17,479)	(15,808)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2013	$2,570	$-	$321	$2,891	$12,376

Amount of total losses included in earnings for the nine months ended September 30, 2013 attributable to the change in unrealized losses on assets still held at September 30, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2012	$83,981	$40,857	$321	$125,159	$3,074
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(467)	-	-	(467)	-
Included in earnings and reported as impairment losses, net	-	-	-	-	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(309)
Included in other comprehensive income	971	68	-	1,039	-
Purchases	-	-	-	-	2,718
Sales	(10,690)	-	-	(10,690)	(2,386)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2012	$73,795	$40,925	$321	$115,041	$3,097

Amount of total losses included in earnings for the three months ended September 30, 2012 attributable to the change in unrealized losses on assets still held at September 30, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(2,992)	(1,081)	-	(4,073)	-
Included in earnings and reported as impairment losses, net	-	(339)	-	(339)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(774)
Included in other comprehensive income	1,727	423	-	2,150	-
Purchases	27	-	-	27	8,688
Sales	(39,193)	(18,306)	-	(57,499)	(6,438)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2012	$73,795	$40,925	$321	$115,041	$3,097

Amount of total losses included in earnings for the nine months ended September 30, 2012 attributable to the change in unrealized losses on assets still held at September 30, 2012	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive Income

Our other comprehensive income for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended
	September 30, 2013
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$7,163	$(2,526)	$2,640	$7,277
Unrealized foreign currency translation adjustment	2,901	(1,016)	-	1,885

Other comprehensive income (loss)	$10,064	$(3,542)	$2,640	$9,162

	Nine Months Ended
	September 30, 2013
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(102,468)	$35,586	$(33,914)	$(100,796)
Unrealized foreign currency translation adjustment	(15,868)	5,557	-	(10,311)

Other comprehensive income (loss)	$(118,336)	$41,143	$(33,914)	$(111,107)

	Three Months Ended
	September 30, 2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$47,368	$(16,552)	$13,671	$44,487
Unrealized foreign currency translation adjustment	1,709	(600)	-	1,109

Other comprehensive income (loss)	$49,077	$(17,152)	$13,671	$45,596

	Nine Months Ended
	September 30, 2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$10,243	$(3,462)	$-	$6,781
Unrealized foreign currency translation adjustment	2,260	(792)	-	1,468

Other comprehensive income (loss)	$12,503	$(4,254)	$-	$8,249

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Total accumulated other comprehensive income and changes in accumulated other comprehensive income, including amounts reclassified from other comprehensive income, are included in the table below.

	Three Months Ended
	September 30, 2013
	Unrealized gains and
	losses on available-		Defined benefit	Foreign currency
	for-sale securities		plans	translation	Total
	(In thousands)

Balance at June 30, 2013, before tax	$(68,090)		$(71,804)	$13,978	$(125,916)

Other comprehensive income (loss) before reclassifications	4,396		-	2,901	7,297
Amounts reclassified from accumulated other comprehensive income (loss)	(2,767)	(1)	-	-	(2,767)
Net current period other comprehensive income (loss)	7,163		-	2,901	10,064

Balance at September 30, 2013, before tax	$(60,927)		$(71,804)	$16,879	$(115,852)

	Nine Months Ended September 30, 2013
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2012, before tax	$41,541		$(71,804)	$32,747	$2,484

Other comprehensive income (loss) before reclassifications	(95,588)		-	(15,868)	(111,456)
Amounts reclassified from accumulated other comprehensive income (loss)	6,880	(1)	-	-	6,880
Net current period other comprehensive income (loss)	(102,468)		-	(15,868)	(118,336)

Balance at September 30, 2013, before tax	(60,927)		(71,804)	16,879	(115,852)

Tax effect (2)	(64,968)		26,940	(5,390)	(43,418)

Balance at September 30, 2013, net of tax	$(125,895)		$(44,864)	$11,489	$(159,270)

(1) During the three and nine months ended September 30, 2013, net unrealized (losses) gains of ($2.8) million and $6.9 million, respectively, were reclassified to the Consolidated Statement of Operations and included in Realized investment gains.
(2) Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$2,835	$2,416	$202	$307
Interest cost	3,823	4,120	155	286
Expected return on plan assets	(5,035)	(4,553)	(919)	(791)
Recognized net actuarial loss	1,536	1,457	-	199
Amortization of prior service cost	125	166	(1,663)	(1,554)

Net periodic benefit cost	$3,284	$3,606	$(2,225)	$(1,553)

	Nine Months Ended September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$8,504	$7,247	$609	$920
Interest cost	11,467	12,361	464	857
Expected return on plan assets	(15,108)	(13,659)	(2,759)	(2,372)
Recognized net actuarial loss	4,609	4,372	-	599
Amortization of prior service cost	377	499	(4,987)	(4,663)

Net periodic benefit cost	$9,849	$10,820	$(6,673)	$(4,659)

In the second quarter of 2013 we made a $10 million contribution to the pension plan. We currently do not intend to make any further contributions in 2013.

Under Statement of Statutory Accounting Principles (“SSAP”) No. 92 and No. 102, which became effective January 1, 2013, the measurement of pension and other postretirement benefit liabilities now includes non-vested employees. This measurement, referred to as the projected benefit obligation, is the measurement currently used under GAAP. The new SSAPs did not have a material impact on our statutory surplus.

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

The effect of the change in valuation allowance on the provision for (benefit from) income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Tax benefit before valuation allowance	$(674)	$(89,106)	$(17,792)	$(196,535)
Change in valuation allowance	1,010	86,134	20,257	192,035

Provision for (benefit from) income taxes	$336	$(2,972)	$2,465	$(4,500)

The change in the valuation allowance that was included in other comprehensive income for the three months ended September 30, 2013 and 2012 was a decrease of $2.6 million and $13.7 million, respectively. The change in the valuation allowance that was included in other comprehensive income for the nine months ended September 30, 2013 and 2012 was an increase of $33.9 million and $0.0 million, respectively. The total valuation allowance as of September 30, 2013 and December 31, 2012 was $1,020.2 million and $966.0 million, respectively.

We have approximately $2.6 billion of net operating loss carryforwards on a regular tax basis and $1.7 billion of net operating loss carryforwards for computing the alternative minimum tax as of September 30, 2013. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

Tax Contingencies

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The proposed assessments for taxes and penalties related to these matters is $197.5 million and at September 30, 2013 there would also be interest of approximately $151.0 million. In addition, depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2013, those state taxes and interest would approximate $45.4 million. In addition, there could also be state tax penalties.

Our total amount of unrecognized tax benefits as of September 30, 2013 is $105.2 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Nature of Business - Capital.”

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. The IRS is pursuing this matter in full and we currently expect to be in litigation on this matter in 2014. Any such litigation could be lengthy and costly in terms of legal fees and related expenses.

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

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, that would affect our effective tax rate is $92.6 million, after taking into account the effect of NOL carrybacks. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of September 30, 2013 and December 31, 2012, we had accrued $25.9 million and $25.3 million, respectively, for the payment of interest.

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

The following table provides a reconciliation of beginning and ending loss reserves for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)

Reserve at beginning of period	$4,056,843	$4,557,512
Less reinsurance recoverable	104,848	154,607
Net reserve at beginning of period (1)	3,951,995	4,402,905

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	686,454	1,091,326
Prior years (2)	(43,783)	287,291
Subtotal (3)	642,671	1,378,617

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	28,792	54,813
Prior years	1,286,833	1,840,992
Reinsurance terminations (4)	(3,332)	(425)
Subtotal (5)	1,312,293	1,895,380

Net reserve at end of period (6)	3,282,373	3,886,142
Plus reinsurance recoverables	70,621	117,859

Reserve at end of period	$3,352,994	$4,004,001

(1)	At December 31, 2012 and 2011, the estimated reduction in loss reserves related to rescissions approximated $0.2 billion and $0.7 billion, respectively.
(2)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.
(3)	Rescissions did not have a significant impact on incurred losses in the nine months ended September 30, 2013 or 2012.
(4)	In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction to losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.
(5)	Rescissions mitigated our paid losses by an estimated $0.1 billion and $0.2 billion in the nine months ended September 30, 2013 and 2012, respectively, which excludes amounts that may have been applied to a deductible.
(6)	At September 30, 2013 and 2012, the estimated reduction in loss reserves related to rescissions approximated $0.1 billion and $0.5 billion, respectively.

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

Losses incurred on default notices received in the current year decreased in the first nine months of 2013 compared to the same period in 2012, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies.

The prior year development of the reserves in the first nine months of 2013 and 2012 is reflected in the table below.

	Nine months ended September 30,
	2013	2012
	(In millions)
Prior year loss development (1):

Increase in estimated claim rate on primary defaults	$10	$300
Decrease in estimated severity on primary defaults	(40)	-
Change in estimates related to pool reserves, LAE reserves and reinsurance	(14)	(13)
Total prior year loss development	$(44)	$287

(1) A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

The prior year loss development was based on the resolution of approximately 48% and 46% for the nine months ended September 30, 2013 and 2012, respectively of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. In the first nine months of 2013, we recognized favorable development on our estimated severity. In the first nine months of 2012, our estimated claim rates increased on defaults that were more than 12 months delinquent.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year, claims paid on default notices received in prior years and the decrease in losses paid related to terminated reinsurance agreements as noted in footnote (4) of that table. It has historically taken, prior to the last few years, on average, approximately twelve months for a default which is not cured to develop into a paid claim, therefore, most losses paid relate to default notices received in prior years. Over the past several years, the average time it takes to receive a claim associated with a defaulted loan has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. Due to a combination of these reasons, it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at September 30, 2013 and December 31, 2012 and approximated $145 million and $134 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three and nine months ended September 30, 2013 and 2012 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Default inventory at beginning of period	117,105	153,990	139,845	175,639
New Notices	27,755	34,432	81,044	101,454
Cures	(24,105)	(27,384)	(80,677)	(90,896)
Paids (including those charged to a deductible or captive)	(8,659)	(11,344)	(27,155)	(34,991)
Rescissions and denials	(509)	(809)	(1,470)	(2,321)
Default inventory at end of period	111,587	148,885	111,587	148,885

Pool insurance notice inventory decreased from 8,594 at December 31, 2012 to 6,821 at September 30, 2013. The pool insurance notice inventory was 9,337 at September 30, 2012.

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

Aging of the Primary Default Inventory

	September 30,		December 31,		September 30,
	2013		2012		2012

Consecutive months in default
3 months or less	20,144	18%	23,282	17%	25,593	17%
4 - 11 months	24,138	22%	34,688	25%	35,029	24%
12 months or more	67,305	60%	81,875	58%	88,263	59%

Total primary default inventory	111,587	100%	139,845	100%	148,885	100%

Primary claims received inventory included in ending default inventory (1)	9,858	9%	11,731	8%	12,508	8%

(1) Our claims received inventory includes suspended rescission as discussed in Note 5 – “Litigation and Contingencies.” In connection with the Countrywide proceedings, we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of September 30, 2013, coverage on approximately 2,100 loans under the agreement with BANA, representing total potential claim payments of approximately $150 million and 800 loans under the agreement with CHL, representing total potential claims payments of approximately $70 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. As of September 30, 2013, coverage on approximately 540 loans, representing total potential claim payments of approximately $38 million, was affected by our decision to suspend rescissions for other customers for which we also consider settlement probable. In addition, as of September 30, 2013, coverage on approximately 85 loans, representing total potential claim payments of approximately $5 million, was affected by our decision to suspend rescissions for customers other than those for which we consider settlement probable, as defined in ASC 450-20.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	September 30,		December 31,		September 30,
	2013		2012		2012

3 payments or less	28,777	26%	34,245	24%	35,130	24%
4 - 11 payments	25,089	22%	34,458	25%	36,359	24%
12 payments or more	57,721	52%	71,142	51%	77,396	52%

Total primary default inventory	111,587	100%	139,845	100%	148,885	100%

Rescissions

Before paying a claim, we can review the loan file to determine whether we are required, under the applicable insurance policy, to pay the claim or whether we are entitled to reduce the amount of the claim. For example, all of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligation to mitigate our loss by performing reasonable loss mitigation efforts or to pursue a foreclosure or bankruptcy relief diligently and in a timely manner. We also do not cover losses resulting from property damage.

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances.  Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012 and the first nine months of 2013, rescissions mitigated our paid losses by approximately $0.3 billion and $100 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, less than 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2012 or in the first nine months of 2013. At September 30, 2013 and December 31, 2012, we estimate that our loss reserves were benefited from anticipated rescissions by approximately $0.1 billion and $0.2 billion, respectively. We expect that the reduction of our loss reserves due to rescissions will decline. For information about settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

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

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. As of September 30, 2013, the period in which a dispute may be brought has not ended for approximately 32% of our post-2008 rescissions that are not subject to a settlement agreement. Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are sometimes unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not generally include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings. For more information about these legal proceedings regarding rescissions, see Note 5 – “Litigation and Contingencies.”

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2013 and December 31, 2012 the estimate of this liability totaled $15 million and $18 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

In 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements, Fannie Mae advised its servicers that they are prohibited from entering into such settlements and Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. Since those announcements, the GSEs have consented to our settlement agreements with two customers, one of which is Countrywide, as discussed below, and have rejected other settlement agreements. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

As discussed in Note 5 – “Litigation and Contingencies,” in April 2013, we entered into two agreements to resolve our dispute with Countrywide regarding rescissions. Implementation of the agreement with BANA began on November 1, 2013. Implementation of the agreement with CHL remains subject to approval by the non-GSE investors in the loans covered by that agreement and any such implementation is not expected to begin prior to the first quarter of 2014. The resolutions of the Countrywide and other disputes may encourage other customers to seek remedies against us. We continue to be involved in legal proceedings with other customers with respect to rescissions that we do not consider to be collectively material in amount. We also continue to discuss with customers their objections to rescissions that are material when all such discussions are considered in the aggregate. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. Although it is reasonably possible that, when the discussions or legal proceedings with customers regarding rescissions are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at September 30, 2013, December 31, 2012 and September 30, 2012 appear in the table below.

	September 30,	December 31,	September 30,
	2013	2012	2012
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(709)	$(840)	$(865)

Established loss reserves	652	766	781

Net deficiency	$(57)	$(74)	$(84)

The decrease in the premium deficiency reserve for the three months and nine months ended September 30, 2013 was $4 million and $17 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for both the three and nine months ended September 30, 2013 is primarily related to higher estimated ultimate premiums.

	Three Months Ended		Nine Months Ended
	September 30, 2013
	(In millions)

Premium Deficiency Reserve at beginning of period		$(61)		$(74)

Paid claims and loss adjustment expenses	$51		$172
Decrease in loss reserves	(37)		(114)
Premium earned	(24)		(72)
Effects of present valuing on future premiums, losses and expenses	-		(2)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(10)		(16)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		14		33

Premium Deficiency Reserve at end of period		$(57)		$(57)

(1)  A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2012 was $9 million and $51 million, respectively, as shown in the table below.  The net change in assumptions for both the three and nine months ended September 30, 2012 was primarily related to higher estimated ultimate losses.

	Three Months Ended		Nine Months Ended
	September 30, 2012
	(In millions)

Premium Deficiency Reserve at beginning of period		$(93)		$(135)

Paid claims and loss adjustment expenses	$67		$219
Decrease in loss reserves	(25)		(45)
Premium earned	(25)		(77)
Effects of present valuing on future premiums,losses and expenses	(4)		(8)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		13		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(4)		(38)

Premium Deficiency Reserve at end of period		$(84)		$(84)

(1)  A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

Note 14 – Shareholders’ Equity

In June 2013, we amended our Articles of Incorporation to increase our authorized common stock from 680 million shares to 1.0 billion shares.

In March 2013 we completed the public offering and sale of 135 million shares of our common stock at a price of $5.15 per share. We received net proceeds of approximately $663.3 million, after deducting underwriting discount and offering expenses. The shares of common stock sold were newly issued shares.

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

Outlook

For a number of years, substantially all of the loans we insured have been sold to the GSEs, which have been in conservatorship since late 2008.  When the conservatorship will end and what role, if any, the GSEs will play in the secondary mortgage market post-conservatorship will be determined by Congress.  The scope of the FHA’s large market presence may also change in connection with the determination of the future of the GSEs. There are also pending regulatory changes that could affect demand for private mortgage insurance; see our risk factor titled “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduced number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.”  Furthermore, capital standards for private mortgage insurers are being revised; see “Capital” below. While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, its role in that market cannot be predicted.

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

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. At September 30, 2013, MGIC’s risk-to-capital ratio was 20.0 to 1, below the maximum allowed by the jurisdictions with Capital Requirements, and its policyholder position was $190 million above the required minimum policyholder position of $1.2 billion. At September 30, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 22.7 to 1.

At this time, we expect MGIC to continue to comply with the current Capital Requirements, although we cannot assure you of such compliance. You should read our financial statement footnotes and our risk factors for information about matters that could negatively affect such compliance.

The NAIC is reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements. Depending on the scope of proposals made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals. The GSEs, in conjunction with the FHFA, are also developing mortgage insurer capital standards that would replace the use of external credit ratings. Revised capital standards are expected to be released in 2013. We have not been informed of the revised capital requirements or their timeframes for effectiveness. We have various alternatives available to improve our existing risk-to-capital position, including contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital. While there can be no assurance that MGIC would meet the GSE’s revised capital requirements by their effective date, we believe we could implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer after the revised capital requirements are fully effective.

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that events that may lead MGIC to fail to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims whose policies will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. You should read our financial statement footnotes and our risk factors for additional information about matters that could negatively affect MGIC’s claims paying resources.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the Capital Requirements of a jurisdiction or obtain a waiver of them. MIC is licensed to write business in all jurisdictions and, subject to certain conditions and restrictions, has received the necessary approvals from the OCI and the GSEs to write business. During 2012, MIC began writing new business in the jurisdictions where MGIC did not have a waiver of the Capital Requirements. Because MGIC again meets the Capital Requirements, MGIC is again writing new business in all jurisdictions and MIC has suspended writing new business. As of September 30, 2013, MIC had statutory capital of $455 million and risk in force of approximately $950 million.

The GSEs have approved MGIC as an eligible mortgage insurer, under remediation plans, even though our insurer financial strength (IFS) rating is below the published GSE minimum. The GSEs may change the requirements under our remediation plans.  This possibility could result from changes imposed on the GSEs by their regulator or due to an actual or GSE-projected deterioration in our capital position. For additional information about this challenge see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements,” “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We have reported losses for the last six years and cannot assure you when we will return to annual profitability.”

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires lenders to consider a borrower’s ability to repay a home loan before extending credit. In 2013, the Consumer Financial Protection Bureau (“CFPB”) issued and amended a final rule defining “Qualified Mortgage” (“QM”), in order to implement the “ability to repay” law. There is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements (the “temporary category”). The temporary category will phase out when the GSEs’ conservatorship ends, or if sooner, after seven years. In May 2013, the FHFA directed the GSEs to limit their mortgage acquisitions to loans that meet the requirements of a QM, including those that meet the temporary category, and loans that are exempt from the “ability to repay” requirements. We may insure loans that do not qualify as QMs, however, we are unsure whether lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the “ability to repay” requirements, or if lenders would purchase private mortgage insurance for loans that cannot be sold to the GSEs.

In September 2013, the U.S. Department of Housing and Urban Development (“HUD”) proposed a definition of QM that will apply to loans the Federal Housing Administration (“FHA”) insures. HUD’s QM definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no limit on the debt-to-income ratio of a borrower, and (ii) it has a higher pricing threshold for loans to fall into the “safe harbor” category of QM loans, instead of the “rebuttable presumption” category of QM loans. It is possible that lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

Given the credit characteristics presented to us, we estimate that 87.5% of our new risk written in the first nine months of 2013 was for mortgages that would have met the CFPB’s general QM definition. We estimate that 98.9% of our new risk written in the first nine months of 2013 was for mortgages that would have met the CFPB’s QM definition, when giving effect to the temporary category. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definitions. The QM rule is scheduled to become effective in January 2014.

The Dodd-Frank Act requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In 2011, federal regulators released a proposed risk retention rule that included a definition of QRM. In response to public comments regarding the proposed rule, federal regulators issued a revised proposed rule in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a QM. The regulators also proposed an alternative QRM definition (“QM-plus”) which utilizes certain QM criteria but also includes a maximum loan-to-value ratio (“LTV”) of 70%. Neither of the revised definitions of QRM considers the use of mortgage insurance. While substantially all of our new risk written in the first nine months of 2013 was on loans that met the QM definition (and, therefore, the proposed general QRM definition), none of our new insurance written met the QM-plus definition. The public comment period for the revised proposed rule expired on October 30, 2013.

The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain. Because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans.

 The amount of new insurance that we write may be materially adversely affected depending on, among other things, (a) the final definition of QRM and its LTV requirements, (b) the extent to which the presence of private mortgage insurance with certain premium plans may adversely affect the ability of a loan to qualify as a QM and therefore as a QRM, and (c) whether lenders choose mortgage insurance for non-QRM loans. In addition, changes in the final regulations regarding treatment of GSE-guaranteed mortgage loans, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.”

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

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, 2011, 2012, and the first nine months of 2013, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion, $1.8 billion, $1.2 billion and $760 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting and planning purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 8,000 loans in our primary delinquent inventory at September 30, 2013 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through September 30, 2013 approximately 49,500 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2012 and the first nine months of 2013, approximately 17% and 16%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 70% of those modifications in each of those periods. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. Although the HAMP program has been extended through 2015, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP, which has been extended through 2015, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs. We have agreed to allow these additional HARP refinances, including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims in the future, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses. Approximately 15% of our primary insurance in force has benefitted from HARP and is still in force.

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

Over the past several years, the average time it takes to receive a claim associated with a defaulted loan has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes.

Unless a loan is cured during a foreclosure delay, at the completion of the foreclosure, additional interest and expenses may be due to the lender from the borrower. In some circumstances, our paid claim amount may include some additional interest and expenses.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at September 30, 2013 is comprised of $82.9 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

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

Summary of 2013 Third Quarter Results

Our results of operations for the third quarter of 2013 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the third quarter of 2013 decreased when compared to the same period in 2012. The decrease was due to our lower average insurance in force, as well as an increase in return premiums on claims paid and rescissions.

•	Investment income

Investment income in the third quarter of 2013 was lower when compared to the same period in 2012 due to a decrease in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the third quarter of 2013 were $0.2 million compared to $6.2 million for the third quarter of 2012. There were OTTI losses of $0.3 million in the third quarter of 2013. There were no OTTI losses in the third quarter of 2012. At September 30, 2013, the net unrealized losses in our investment portfolio were $60.9 million, which included $85.4 million of gross unrealized losses, partially offset by $24.5 million of gross unrealized gains.

•	Other revenue

Other revenue for the third quarter of 2013 decreased slightly compared to the third quarter of 2012 primarily due to a decrease in contract underwriting fees.

•	Losses incurred

Losses incurred for the third quarter of 2013 decreased compared to the same period in 2012. Losses incurred in the third quarter of 2013 reflect fewer new delinquencies received during the quarter, a lower estimated claim rate on recently reported delinquencies and favorable development on estimated severity. The primary default inventory decreased by 5,518 delinquencies in the third quarter of 2013 compared to a decrease of 5,105 in the third quarter of 2012. There was a slight decrease in the estimated claim rate in the third quarter of 2013, compared to a slight increase in the estimated claim rate in the third quarter of 2012. There was a larger decrease in the estimated severity in the third quarter of 2013, compared to the third quarter of 2012.

•	Change in premium deficiency reserve

During the third quarter of 2013 the premium deficiency reserve on Wall Street bulk transactions declined from $61 million as of June 30, 2013, to $57 million as of September 30, 2013 and reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in assumptions for the third quarter of 2013 is primarily related to higher estimated ultimate premiums.

•	Underwriting and other expenses

Underwriting and other expenses for the third quarter of 2013 decreased slightly compared to the third quarter of 2012.

•	Interest expense

Interest expense for the third quarter of 2013 decreased when compared to the same period in 2012. The decrease is primarily related to a $9.6 million decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by our issuance of Convertible Senior Notes in March 2013.

•	Provision for income taxes

We had a provision for (benefit from) income taxes of $0.3 million and $(3.0) million in the third quarter of 2013 and 2012, respectively. The benefit from income taxes was reduced by $1.0 million and $86.1 million due to the recognition of a valuation allowance for the three months ended September 30, 2013 and 2012, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total Primary NIW (In billions)	$8.6	$7.0	$23.1	$17.1

Refinance volume as a % of primary
NIW	18%	32%	30%	34%

The increase in new insurance written in the third quarter and first nine months of 2013, compared to the same periods in 2012, was partially due to larger origination volume as well as an increase in the private mortgage insurance industry’s market share. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

The FHA substantially increased its market share beginning in 2008, and beginning in 2011, that market share began to gradually decline. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. We believe that the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), has allowed us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; future increases in guaranty fees charged by the GSEs; changes to the FHA’s annual premiums; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac. Our level of new insurance written could also be affected by other items, including those noted in our risk factors.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. Beginning in August 2013, we adjusted our underwriting requirements to allow loans that receive certain approvals from a GSE automated underwriting system to be automatically eligible for our mortgage insurance, provided such loans comply with certain credit overlays, as described in our underwriting requirements. Effective December 2, 2013, we are reducing almost all of our borrower-paid monthly premium policy rates, reducing most of our single premium policy rates and making underwriting changes for loans greater than $625,500, subject to regulatory approval of the rate changes. In the first nine months of 2013, single premium policies were approximately 9% of our total NIW. During this period almost all of our single premium rates were above those of a number of our competitors. The percentage of our single premium policies may increase in the future as a result of the reduction in our single premium rates. Our underwriting requirements and proposed premium rates are available on our website at http://www.mgic.com/underwriting/index.html. We make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2012 and the first nine months of 2013.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). If a borrower makes payments for three years, our Gold Cert Endorsement limits our ability to rescind coverage except under certain circumstances, which circumstances include where we demonstrate the lender had knowledge of inaccurate information in the loan file. In addition, our Gold Cert Endorsement limits our ability to rescind on loans for which the borrower makes payments on time for one year with his own funds, if we are provided with certain documents shortly after we insure the loan and we fail to discover that the loan was ineligible for our insurance. We believe the limitations on our rights to rescind coverage under the Gold Cert Endorsement will materially reduce rescissions on such loans. As of September 30, 2013, less than 12% of our insurance in force was written under our Gold Cert Endorsement. However, we estimate that approximately 63% of our flow, primary new insurance written in the first nine months of 2013, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

We are completing the process of drafting a new master policy that will comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that differ from the limitations in our Gold Cert Endorsement including (i) that we must satisfy certain requirements if we want to provide rescission relief after the borrower has made one year of timely payments, and (ii) in certain cases, rescission relief is more restrictive than provided by our Gold Cert Endorsement.  This new policy could be effective for loans insured as early as mid-2014.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In billions)

NIW	$8.6	$7.0	$23.1	$17.1
Cancellations	(8.0)	(8.8)	(26.0)	(25.1)

Change in primary insurance in force	$0.6	$(1.8)	$(2.9)	$(8.0)

Direct primary insurance in force as of September 30,	$159.2	$164.9

Direct primary risk in force as of September 30,	$41.1	$42.5

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.  During 2012 and the first nine months of 2013, cancellations due to claim payments have comprised a significant amount of our cancellations.

Our persistency rate was 78.3% at September 30, 2013 compared to 79.8% at December 31, 2012 and 80.2% at September 30, 2012. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Due to refinancing, we are currently experiencing lower persistency on our 2009 through 2011 books of business. This has been partially offset by higher persistency rates on our older books of business reflecting the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of September 30, 2013, included approximately 64,850 loans with insurance in force of approximately $9.8 billion and risk in force of approximately $3.0 billion, which is approximately 75% of our bulk risk in force.

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

Our direct pool risk in force was $1.1 billion ($0.4 billion on pool policies with aggregate loss limits and $0.7 billion on pool policies without aggregate loss limits) at September 30, 2013 compared to $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at December 31, 2012. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the third quarter of 2013 decreased when compared to the same period in 2012. The decrease was due to our lower average insurance in force, as well as an increase in return premiums on claims paid and rescissions.

Net premiums written and earned during the first nine months of 2013 decreased when compared to the same period in 2012.  The decrease was due to our lower average insurance in force, partially offset by a decrease in return premium on claims paid and rescissions.

We expect our average insurance in force to continue to decline in 2013 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2013 to decline slightly from the level experienced during the first nine months of 2013 primarily due to the new quota share reinsurance agreement discussed in Note 4 – “Reinsurance” to our consolidated financial statements. Additional external reinsurance transactions are an option to improve our risk-to-capital ratio in light of the capital standards the GSEs are developing; see our Risk Factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.” Future external reinsurance or reductions in our premium rates (including the reductions to take effect in December 2013) will reduce our future premium yields.

Risk sharing arrangements

As discussed in Note 4 – “Reinsurance” to our consolidated financial statements, in March 2013, MGIC and several of our competitors reached a settlement with the CFPB to resolve its investigation. As part of the settlement, without admitting or denying any liability, we have agreed that we will not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off. See Note 4 – “Reinsurance” to our consolidated financial statements for a description of these risk sharing arrangements and the related reinsurance recoverable, as well as a description of our new quota share reinsurance agreement effective April 1, 2013.

Investment income

Investment income in the third quarter and first nine months of 2013 was lower when compared to the same periods in 2012 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in the average investment yield. Our average investment yield has declined as we have elected to realize gains in our investment portfolio as discussed under “Realized gains and other-than-temporary impairments” below, and have reinvested funds in an overall lower rate environment. The portfolio’s average pre-tax investment yield was 1.7% at September 30, 2013 and 2.4% at September 30, 2012.

We continue to expect a decline in investment income in 2013, compared to 2012, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized gains for the third quarter and first nine months of 2013 were $0.2 million and $3.9 million, respectively, compared to $6.2 million and $110.4 million, respectively, for the third quarter and first nine months of 2012. There were OTTI losses of $0.3 million in each of the first nine months of 2013 and 2012. We elected to realize gains during 2012, by selling certain securities, given the favorable market conditions experienced in 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. At September 30, 2013, the net unrealized losses in our investment portfolio were $60.9 million, which included $85.4 million of gross unrealized losses, partially offset by $24.5 million of gross unrealized gains.

Other revenue

     Other revenue for the third quarter of 2013 declined slightly compared to the third quarter of 2012. Other revenue for the first nine months of 2013 decreased when compared to the same period in 2012 primarily due to $17.8 million of gains recognized in the second quarter of 2012 on the repurchase of $70.9 million in par value of our 5.375% Senior Notes due in November 2015.

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

Losses incurred

Losses incurred for the third quarter of 2013 decreased compared to the same period in 2012. Losses incurred in the third quarter of 2013 reflect fewer new delinquencies received during the quarter, a lower estimated claim rate on recently reported delinquencies and favorable development on estimated severity. The primary default inventory decreased by 5,518 delinquencies in the third quarter of 2013 compared to a decrease of 5,105 in the third quarter of 2012. There was a slight decrease in the estimated claim rate in the third quarter of 2013, compared to a slight increase in the estimated claim rate in the third quarter of 2012. There was a larger decrease in the estimated severity in the third quarter of 2013, compared to the third quarter of 2012.

In the first nine months of 2013, net losses incurred were $643 million, comprised of $687 million of current year loss development partially offset by $44 million of favorable prior years’ loss development. In the first nine months of 2012, net losses incurred were $1,379 million, comprised of $1,091 million of current year loss development and $287 million of unfavorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and rescissions.

Information about the composition of the primary default inventory at September 30, 2013, December 31, 2012 and September 30, 2012 appears in the table below.

	September 30,	December 31,	September 30,
	2013	2012	2012

Total loans delinquent (1)	111,587	139,845	148,885
Percentage of loans delinquent (default rate)	11.51%	13.90%	14.51%

Prime loans delinquent (2)	71,376	90,270	95,517
Percentage of prime loans delinquent (default rate)	8.44%	10.44%	10.90%

A-minus loans delinquent (2)	17,311	20,884	21,865
Percentage of A-minus loans delinquent (default rate)	30.62%	32.92%	33.19%

Subprime credit loans delinquent (2)	6,519	7,668	7,999
Percentage of subprime credit loans delinquent (default rate)	38.10%	40.78%	41.29%

Reduced documentation loans delinquent (3)	16,381	21,023	23,504
Percentage of reduced documentation loans delinquent (default rate)	32.41%	35.23%	36.16%

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
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 7,785 defaults with a risk of $403.0 million as of September 30, 2013.

(1) At September 30, 2013, December 31, 2012 and September 30, 2012, 21,515, 25,282 and 26,581 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at September 30, 2013, December 31, 2012 and September 30, 2012 appear in the table below.

Gross Reserves	September 30,	December 31,	September 30,
	2013	2012	2012

Primary:
Direct loss reserves (in millions)	$3,109	$3,744	$3,855
Ending default inventory	111,587	139,845	148,885
Average direct reserve per default	$27,858	$26,771	$25,890

Primary claims received inventory included in ending default inventory	9,858	11,731	12,508

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$88	$120	$123
Without aggregate loss limits	16	20	21
Reserves related to Freddie Mac Settlement (2)	136	167	-
Total pool direct loss reserves	$240	$307	$144

Ending default inventory:
With aggregate loss limits (2)	5,743	7,243	7,987
Without aggregate loss limits	1,078	1,351	1,350
Total pool ending default inventory	6,821	8,594	9,337

Pool claims received inventory included in ending default inventory	185	304	255

Other gross reserves (in millions)	$4	$6	$5

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at September 30, 2013, December 31, 2012 and September 30, 2012 appears in the table below.

Primary Default Inventory
	September 30,	December 31,	September 30,
Region	2013	2012	2012
Great Lakes	12,930	16,538	17,675
Mid-Atlantic	5,821	6,948	7,167
New England	5,341	6,160	6,396
North Central	12,615	16,367	17,582
Northeast	15,741	17,553	17,659
Pacific	9,612	13,235	14,856
Plains	3,298	4,126	4,395
South Central	12,169	15,418	16,602
Southeast	34,060	43,500	46,553
Total	111,587	139,845	148,885

Primary Loss Reserves
(In millions)
	September 30,	December 31,	September 30,
Region	2013	2012	2012
Great Lakes	$235	$295	$302
Mid-Atlantic	134	178	187
New England	151	144	152
North Central	372	445	449
Northeast	374	371	347
Pacific	461	599	635
Plains	56	69	72
South Central	223	301	324
Southeast	951	1,089	1,147
Total before IBNR and LAE	$2,957	$3,491	$3,615
IBNR and LAE	152	253	240
Total	$3,109	$3,744	$3,855

Regions contain the states as follows:

Great Lakes: IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central: IL, MN, MO, WI
Northeast: NJ, NY, PA
Pacific: CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at September 30, 2013, December 31, 2012 and September 30, 2012 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	September 30,	December 31,	September 30,
	2013	2012	2012
Flow	$2,187	$2,586	$2,664
Bulk	770	905	951
Total primary reserves	$2,957	$3,491	$3,615

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2013 paid claims) for the three and nine months ended September 30, 2013 and 2012 appears in the table below.

Primary average claim paid
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Florida	$52,505	$57,696	$53,108	$57,411
California	83,027	86,196	84,855	87,464
Illinois	46,904	47,146	48,001	47,713
Washington	64,249	66,308	63,968	69,005
Georgia	36,651	39,373	37,830	40,005
All other states	40,803	42,085	40,678	42,862

All states	$45,706	$48,029	$46,180	$48,747

The primary average loan size of our insurance in force at September 30, 2013, December 31, 2012 and September 30, 2012 appears in the table below.

Primary average loan size	September 30,	December 31,	September 30,
	2013	2012	2012
Total insurance in force	$164,210	$161,060	$160,700
Prime (FICO 620 & >)	166,400	162,450	161,690
A-Minus (FICO 575-619)	127,780	128,850	129,430
Subprime (FICO < 575)	118,980	119,630	120,010
Reduced doc (All FICOs)(1)	183,500	188,210	191,180

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at September 30, 2013, December 31, 2012 and September 30, 2012 for the top 5 states (based on 2013 paid claims) appears in the table below.

Primary average loan size	September 30,	December 31,	September 30,
	2013	2012	2012
Florida	$172,000	$171,884	$173,126
California	283,085	281,288	282,276
Illinois	154,740	154,158	154,532
Washington	224,799	223,840	223,619
Georgia	153,299	150,611	150,171
All other states	155,976	152,499	151,879

Information about net paid claims during the three and nine months ended September 30, 2013 and 2012 appears in the table below.

Net paid claims (In millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Prime (FICO 620 & >)	$288	$378	$909	$1,188
A-Minus (FICO 575-619)	44	57	140	184
Subprime (FICO < 575)	13	16	41	52
Reduced doc (All FICOs)(1)	51	94	164	283
Pool (2)	25	49	82	218
Other	-	2	2	5
Direct losses paid	421	596	1,338	1,930
Reinsurance	(17)	(21)	(50)	(70)
Net losses paid	404	575	1,288	1,860
Net LAE paid	10	12	28	36
Net losses and LAE paid before terminations	414	587	1,316	1,896
Reinsurance terminations	-	-	(3)	-
Net losses and LAE paid	$414	$587	$1,313	$1,896

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
(2) The three and nine months ended September 30, 2013, includes $11 million and $31 million, respectively, paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2013 paid claims) and all other states for the three and nine months ended September 30, 2013 and 2012 appears in the table below.

Paid Claims by state (In millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Florida	$77	$83	$220	$235
California	30	73	124	241
Illinois	34	36	108	104
Washington	20	16	57	49
Georgia	12	24	47	79
Michigan	13	27	47	88
Ohio	15	18	47	53
Arizona	12	29	46	95
Nevada	11	20	37	70
Maryland	14	12	37	34
Pennsylvania	12	9	33	27
Wisconsin	9	12	32	36
North Carolina	10	13	29	38
Minnesota	6	13	26	47
Texas	7	17	26	54
All other states	114	143	338	457
	$396	$545	$1,254	$1,707
Other (Pool, LAE, Reinsurance)	18	42	59	189
Net losses and LAE paid	$414	$587	$1,313	$1,896

We believe paid claims will continue to decline, excluding the expected impact of the Countrywide settlement as discussed in Note 5 – “Litigation and Contingencies” and in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.”

The primary default inventory for the top 15 states (based on 2013 paid claims) at September 30, 2013, December 31, 2012 and September 30, 2012 appears in the table below.

Primary default inventory by state

	September 30,	December 31,	September 30,
	2013	2012	2012
Florida	16,652	22,024	24,067
California	4,400	6,201	7,210
Illinois	6,992	9,313	10,010
Washington	2,210	3,053	3,253
Georgia	3,761	5,100	5,373
Arizona	3,593	4,808	5,238
Michigan	5,339	6,647	7,037
Ohio	1,392	2,161	2,590
Nevada	1,433	2,053	2,327
Maryland	2,948	3,486	3,583
Wisconsin	5,688	6,627	6,637
Pennsylvania	2,439	3,086	3,338
Minnesota	3,084	3,956	4,116
Texas	1,520	1,937	2,151
North Carolina	5,714	6,924	7,138
All other states	44,422	52,469	54,817
	111,587	139,845	148,885

The primary default inventory at September 30, 2013, December 31, 2012 and September 30, 2012 separated between our flow and bulk business appears in the table below.

Primary default inventory
	September 30,	December 31,	September 30,
	2013	2012	2012
Flow	85,232	107,497	113,339
Bulk	26,355	32,348	35,546
	111,587	139,845	148,885

The flow default inventory by policy year at September 30, 2013, December 31, 2012 and September 30, 2012 appears in the table below.

Flow default inventory by policy year

	September 30,	December 31,	September 30,
Policy year:	2013	2012	2012
2003 and prior	11,250	14,888	15,822
2004	6,480	8,142	8,532
2005	10,024	12,582	13,222
2006	14,630	18,257	19,167
2007	31,826	40,357	42,765
2008	9,557	11,914	12,568
2009	782	901	904
2010	320	264	241
2011	216	148	98
2012	129	44	20
2013	18	-	-
	85,232	107,497	113,339

As of September 30, 2013, 36% of our primary insurance in force was written subsequent to December 31, 2009, 41% of our primary insurance in force was written subsequent to December 31, 2008, and 53% of our primary insurance in force was written subsequent to December 31, 2007. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of September 30, 2013 was $57 million. The discount rate used in the calculation of the premium deficiency reserve at September 30, 2013 was 1.5%.

See Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements for a discussion of our premium deficiency reserve.

Underwriting and other expenses

 Underwriting and other expenses for the third quarter and first nine months of 2013 decreased slightly compared to the same periods in 2012.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Loss ratio	77.7%	184.0%	89.7%	178.7%
Underwriting expense ratio	18.1%	13.6%	17.9%	15.6%
Combined ratio	95.8%	197.6%	107.6%	194.3%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the third quarter and first nine months of 2013, compared to the same periods in 2012, was due to a decrease in losses incurred, partially offset by a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in the third quarter and first nine months of 2013, compared to the same periods in 2012, was due to a decrease in net premiums written as well as an increase in underwriting expenses for our combined insurance operations. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the third quarter and first nine months of 2013 decreased when compared to the same periods in 2012. The decrease is primarily related to a decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by the interest expense associated with the Convertible Senior Notes we issued in March 2013.

Income taxes

The effective tax rate provision (benefit) on our pre-tax loss was 5.4% and (0.8%) in the first nine months of 2013 and 2012, respectively. During those periods, the benefit from income taxes was reduced by the recognition of a valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At September 30, 2013 the total fair value of our investment portfolio was $5.0 billion. In addition, at September 30, 2013 our total assets included approximately $0.5 billion of cash and cash equivalents as shown on our consolidated balance sheet. At September 30, 2013, based on fair value, virtually all of our fixed income securities were investment grade securities. The percentage of investments rated BBB may increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. More than 99% of our fixed income securities are readily marketable. The composition of ratings at September 30, 2013, December 31, 2012 and September 30, 2012 are shown in the table below.

Investment Portfolio Ratings

	September 30,	December 31,	September 30,
	2013	2012	2012

AAA	44%	52%	33%
AA	18%	15%	21%
A	27%	22%	31%
BBB	11%	11%	15%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 3% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. At September 30, 2013, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At September 30, 2013, the modified duration of our fixed income investment portfolio was 3.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.3% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At September 30, 2013, we had outstanding $82.9 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $85 million, $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $371 million, $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $620 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $428 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2013, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $42.2 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. These obligations have been primarily funded by contributions from our holding company and, in part, from the operations of the subsidiary. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which that subsidiary provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which the subsidiary provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, our subsidiary has experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for the nine months ended September 30, 2013 was approximately $4.4 million, but may increase in the future.

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

Subject to certain limitations and restrictions, holders of each of the convertible debt issues may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(692,616)	$(1,172,522)
Investing activities	(1,007,664)	960,234
Financing activities	1,130,725	(53,107)

Decrease in cash and cash equivalents	$(569,555)	$(265,395)

Cash used in operating activities for the first nine months of 2013 was lower compared to the same period in 2012 primarily due to a decrease in losses paid, partially offset by a decrease in premiums collected.

Cash used in investing activities for the first nine months of 2013 was higher compared to the same period in 2012 due to investment activity related to the proceeds from our concurrent common stock and convertible senior notes offerings in March 2013 discussed in Note 3 – “Debt” and Note 14 – “Shareholders’ Equity” to our consolidated financial statements as well as our election in the first nine months of 2012 to realize gains by selling certain securities. The increase in cash provided from financing activities in the first nine months of 2013, compared to the same period in 2012, was also related to these offerings.

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

At September 30, 2013, we had approximately $594 million in cash and investments at our holding company.

As of September 30, 2013, our holding company’s debt obligations were $1,317 million in par value consisting of:

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

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2013	2012
	(In millions, except ratio)

Risk in force - net (1)	$29,931	$30,802

Statutory policyholders' surplus	$1,451	$689
Statutory contingency reserve	46	-

Statutory policyholders' position	$1,497	$689

Risk-to-capital	20.0:1	44.7:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2013	2012
	(In millions, except ratio)

Risk in force - net (1)	$35,717	$36,113

Statutory policyholders' surplus	$1,512	$749
Statutory contingency reserve	64	6

Statutory policyholders' position	$1,576	$755

Risk-to-capital	22.7:1	47.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($5.1 billion at September 30, 2013 and $6.5 billion at December 31, 2012) and for which loss reserves have been established.

Statutory policyholders’ position increased in the first nine months of 2013, due to an $800 million capital contribution to MGIC from part of the proceeds from our March 2013 sale of common stock and issuance of convertible senior notes, partially offset by operating losses. Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

For additional information regarding regulatory capital see Note 1 – “Basis of Presentation – Capital” to our consolidated financial statements as well as our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba3 by Moody’s Investors Service with a stable outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B with a positive outlook. For further information about the importance of MGIC’s ratings, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

Contractual Obligations

At September 30, 2013, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,220	$67	$214	$452	$2,487
Operating lease obligations	7	4	2	1	-
Tax obligations	18	-	-	18	-
Purchase obligations	2	1	1	-	-
Pension, SERP and other post-retirement
benefit plans	174	11	27	31	105
Other long-term liabilities	3,353	1,710	1,375	268	-

Total	$6,774	$1,793	$1,619	$770	$2,592

Our long-term debt obligations at September 30, 2013 include, $82.9 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate.  Due to the uncertainty regarding how certain factors, such as servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 12 – “Loss Reserves” to our consolidated financial statements and “-Critical Accounting Policies” in our 10-K MD&A. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by Part II, Item 1 A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31 and June 30, 2013 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2013, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2013, the modified duration of our fixed income investment portfolio was 3.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.3% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In our Form 10-K for the year ended December 31, 2012, we reported that we are named as a defendant in various purported class action cases naming various mortgage lenders and mortgage insurers as defendants. The complaints in those cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the mortgage insurer defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. A complaint originally filed May 18, 2012 in the U.S. District Court for the Eastern District of Pennsylvania, was dismissed with respect to MGIC by that District Court on August 21, 2013. A complaint originally filed October 3, 2012 in the U.S. District Court for the Central District of California, was dismissed by that District Court on June 19, 2013. The Plaintiffs in that case filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit on July 2, 2013 seeking to overturn the District Court’s dismissal. That appeal was dismissed at the request of the Plaintiff on October 18, 2013. A complaint, which was originally filed December 9, 2011 in the U.S. District Court for the Central District of California, was dismissed by that District Court on May 7, 2013. The Plaintiffs in that case filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit on June 5, 2013 seeking to overturn the District Court’s dismissal. On November 5, 2013, the Plaintiffs filed a motion for voluntary dismissal of their appeal.

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

On April 19, 2013, MGIC entered into separate settlement agreements with BANA and CHL, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission and denial practices (as amended on September 24, 2013 by amendments that were technical in nature, (the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013. The original Agreements are filed as exhibits to that Form 8-K and amendments to the Agreement are filed as Exhibits to this Form 10-Q, although in each case certain portions of the Agreements are redacted and covered by a confidential treatment request that has been granted or is pending. Both GSEs have consented to the agreement with BANA and implementation began in November 2013. As of September 30, 2013, rescissions of coverage on approximately 2,100 loans under the agreement with BANA, representing total potential claim payments of approximately $150 million, had been suspended. We began processing the suspended rescissions in November 2013 and expect most of the associated claims will be paid in accordance with our practice. The agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). The agreement with CHL will be implemented only as and to the extent that it is consented to by or on behalf of the other investors, and any such implementation is expected to occur no earlier than the first quarter of 2014. As of September 30, 2013, rescissions of coverage on approximately 800 loans under the agreement with CHL, representing total potential claim payments of approximately $70 million, had been suspended. While there can be no assurance that the agreement with CHL will be implemented, we have determined that its implementation is probable.

The pending arbitration proceedings concerning the loans covered by the BANA Agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed. The pending arbitration proceeding between the parties regarding the loans subject to the CHL proceeding is stayed. Upon obtaining a specified number of consents by or on behalf of the investors in loans covered by the Agreement with CHL (“investors”) and also upon the conclusion of the period in the Agreement with CHL for obtaining consents by or on behalf of the investors, all legal proceedings will be dismissed and the parties will provide mutual releases, in each case limited as to the loans held by the investors that consent to that Agreement.

Item 1 A.  Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as supplemented by Part II, Item I A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31 and June 30, 2013. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. At September 30, 2013, MGIC’s risk-to-capital ratio was 20.0 to 1, below the maximum allowed by the jurisdictions with Capital Requirements, and its policyholder position was $190 million above the required MPP of $1.2 billion. At September 30, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 22.7 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

 At this time, we expect MGIC to continue to comply with the current Capital Requirements, although we cannot assure you of such compliance. You should read the rest of these risk factors for information about matters that could negatively affect such compliance.

If MGIC fails to meet the Capital Requirements and is unable to obtain a waiver of them from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), MGIC could be prevented from writing new business in all jurisdictions. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a waiver to allow it to once again write new business.

If MGIC fails to meet the Capital Requirements and is unable to obtain a waiver of them from a jurisdiction other than Wisconsin, MGIC could be prevented from writing new business in that particular jurisdiction. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of our new insurance written in the first nine months of 2013. Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions.

The National Association of Insurance Commissioners (“NAIC”) is reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements. Depending on the scope of proposals made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals. Fannie Mae and Freddie Mac (the “GSEs”), in conjunction with the Federal Housing Finance Agency (“FHFA”), are also developing new capital standards for mortgage insurers. See our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that events that may lead MGIC to fail to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims whose policies will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. You should read the rest of these risk factors for additional information about matters that could negatively affect MGIC’s claims paying resources.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the Capital Requirements of a jurisdiction or obtain a waiver of them. MIC is licensed to write business in all jurisdictions and, subject to certain conditions and restrictions, has received the necessary approvals from the OCI and the GSEs to write business. During 2012, MIC began writing new business in the jurisdictions where MGIC did not have a waiver of the Capital Requirements. Because MGIC again meets the Capital Requirements, MGIC is again writing new business in all jurisdictions and MIC has suspended writing new business. As of September 30, 2013, MIC had statutory capital of $455 million and risk in force of approximately $950 million.

The OCI and GSE approvals of MIC expire at the end of 2013 and we do not expect to need an extension of such approvals. Fannie Mae’s approval of MIC, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2012. Freddie Mac’s approval of MIC, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on November 30, 2012. Freddie Mac’s approval of MIC provides that an adverse action by Freddie Mac against MIC may also subject MGIC to an adverse action.

We cannot assure you that the OCI or GSEs will approve or continue to approve MIC to write new business in all jurisdictions in which MGIC may become unable to do so. If one GSE does not approve MIC in all jurisdictions in which MGIC becomes unable to write new business, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business in all jurisdictions utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the financial strength of our insurance operations may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduced number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires lenders to consider a borrower’s ability to repay a home loan before extending credit. In 2013, the Consumer Financial Protection Bureau (“CFPB”) issued and amended a final rule defining “Qualified Mortgage” (“QM”), in order to implement the “ability to repay” law. There is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements (the “temporary category”). The temporary category will phase out when the GSEs’ conservatorship ends, or if sooner, after seven years. In May 2013, the FHFA directed the GSEs to limit their mortgage acquisitions to loans that meet the requirements of a QM, including those that meet the temporary category, and loans that are exempt from the “ability to repay” requirements. We may insure loans that do not qualify as QMs, however, we are unsure whether lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the “ability to repay” requirements, or if lenders would purchase private mortgage insurance for loans that cannot be sold to the GSEs.

In September 2013, the U.S. Department of Housing and Urban Development (“HUD”) proposed a definition of QM that will apply to loans the Federal Housing Administration (“FHA”) insures. HUD’s QM definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no limit on the debt-to-income ratio of a borrower, and (ii) it has a higher pricing threshold for loans to fall into the “safe harbor” category of QM loans, instead of the “rebuttable presumption” category of QM loans. It is possible that lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

Given the credit characteristics presented to us, we estimate that 87.5% of our new risk written in the first nine months of 2013 was for mortgages that would have met the CFPB’s general QM definition. We estimate that 98.9% of our new risk written in the first nine months of 2013 was for mortgages that would have met the CFPB’s QM definition, when giving effect to the temporary category. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definitions. The QM rule is scheduled to become effective in January 2014.

The Dodd-Frank Act requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In 2011, federal regulators released a proposed risk retention rule that included a definition of QRM. In response to public comments regarding the proposed rule, federal regulators issued a revised proposed rule in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a QM. The regulators also proposed an alternative QRM definition (“QM-plus”) which utilizes certain QM criteria but also includes a maximum loan-to-value ratio (“LTV”) of 70%. Neither of the revised definitions of QRM considers the use of mortgage insurance. While substantially all of our new risk written in the first nine months of 2013 was on loans that met the QM definition (and, therefore, the proposed general QRM definition), none of our new insurance written met the QM-plus definition. The public comment period for the revised proposed rule expired on October 30, 2013.

The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain. Because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans.

 The amount of new insurance that we write may be materially adversely affected depending on, among other things, (a) the final definition of QRM and its LTV requirements, (b) the extent to which the presence of private mortgage insurance with certain premium plans may adversely affect the ability of a loan to qualify as a QM and therefore as a QRM, and (c) whether lenders choose mortgage insurance for non-QRM loans. In addition, changes in the final regulations regarding treatment of GSE-guaranteed mortgage loans, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.”

Alternatives to private mortgage insurance include:

•	lenders using government mortgage insurance programs, including those of the FHA and the Veterans Administration,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

•	investors (including the GSEs) using risk mitigation techniques other than private mortgage insurance, such as credit-linked note transactions executed in the capital markets; using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage; or accepting credit risk without credit enhancement, and

•	lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.

The FHA substantially increased its market share beginning in 2008, and beginning in 2011, that market share began to gradually decline. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. We believe that the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), has allowed us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; future increases in guaranty fees charged by the GSEs; changes to the FHA’s annual premiums; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

We have reported net losses for the last six years and cannot assure you when we will return to annual profitability.

We have reported a net loss in each of the last six fiscal years, with an aggregate net loss for 2007-2012 of $5.3 billion. For the first nine months of 2013, we reported a net loss of $48.4 million. The size of any future losses will depend primarily on the amount of our losses incurred from our business written prior to 2009, which will depend on new notices of defaulted loans, cures of defaulted loans in our delinquency inventory and the average severity on claims paid. Therefore, such losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Conditions that could delay our return to annual profitability include high unemployment rates, low cure rates, low housing values and unfavorable resolution of legal disputes. You should read the rest of these risk factors for additional information about factors that could increase our net losses in the future.

We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Seven of those cases have previously been dismissed without any further opportunity to appeal. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In April 2013, the U.S. District Court approved a settlement with the CFPB that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concluded the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provisions of RESPA.

We remain subject to various state investigations or information requests regarding captive mortgage reinsurance arrangements, including (1) a request received by MGIC in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation; and (2) requests received from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. On August 28, 2013, MGIC and several competitors received a draft Consent Order from the MN Department containing proposed conditions to resolve its investigation, including unspecified penalties. We are engaged in discussions with the MN Department regarding the draft Consent Order. Other insurance departments or other officials, including attorneys general, may also seek information about, investigate, or seek remedies regarding captive mortgage reinsurance.

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

Since December 2009, we have been involved in legal proceedings with Countrywide in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through September 30, 2013, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with mediation we were holding with Countrywide, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement.

On April 19, 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended on September 24, 2013 by amendments that were technical in nature, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013. The original Agreements are filed as exhibits to that Form 8-K and amendments to the Agreements were filed with our Form 10-Q for the quarter ended September 30, 2013, although in each case, certain portions of the Agreements are redacted and covered by a confidential treatment request that has been granted (or is pending). Both GSEs have consented to the agreement with BANA and implementation began in November 2013. As of September 30, 2013, rescissions of coverage on approximately 2,100 loans under the agreement with BANA, representing total potential claim payments of approximately $150 million, had been suspended. We began processing the suspended rescissions in November 2013 and expect most of the associated claims will be paid in accordance with our practice. The agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). The agreement with CHL will be implemented only as and to the extent that it is consented to by or on behalf of the other investors, and any such implementation is expected to occur no earlier than the first quarter of 2014. As of September 30, 2013, rescissions of coverage on approximately 800 loans under the agreement with CHL, representing total potential claim payments of approximately $70 million, had been suspended. While there can be no assurance that the agreement with CHL will be implemented, we have determined that its implementation is probable. We recorded the estimated impact of the Agreements, including the payments of claims associated with the suspended rescissions being made beginning in November 2013 (and another probable settlement) in our financial statements for the quarter ending December 31, 2012. If we are not able to implement the agreement with CHL, we intend to defend MGIC against any related legal proceedings, vigorously.

In addition to the suspended Countrywide rescissions, as of September 30, 2013, coverage on approximately 540 loans, representing total potential claim payments of approximately $38 million, was affected by our decision to suspend rescissions for customers for which we consider settlement agreements probable.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. The settlement with Countrywide may encourage other customers to pursue remedies against us. From January 1, 2008 through September 30, 2013, we estimate that total rescissions mitigated our incurred losses by approximately $2.9 billion, which included approximately $3.0 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At September 30, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.1 billion.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012 and the first nine months of 2013, curtailments reduced our average claim paid by approximately 4.1% and 5.5%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid. Historically, we have not had material disputes regarding our curtailments or other adjustments.

The Agreements referred to above do not resolve assertions by Countrywide that MGIC has improperly curtailed numerous insurance coverage claims. As of the fourth quarter of 2012, Countrywide asserted that the amount of disputed curtailments approximated $40 million. MGIC and Countrywide have agreed to mediate this matter and to enter into arbitration if the mediation does not resolve the matter. We do not believe a loss is probable regarding this curtailment dispute and have not accrued any reserves that would reflect an adverse outcome to this dispute. We intend to defend vigorously our position regarding the correctness of these curtailments under our insurance policy. Although we have not had other material objections to our curtailment and adjustment practices, there can be no assurances that we will not face additional challenges to such practices.

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

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The proposed assessments for taxes and penalties related to these matters is $197.5 million and at September 30, 2013 there would also be interest of approximately $151.0 million. In addition, depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2013, those state taxes and interest would approximate $45.4 million. In addition, there could also be state tax penalties.

Our total amount of unrecognized tax benefits as of September 30, 2013 is $105.2 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. The IRS is pursuing this matter in full and we currently expect to be in litigation on this matter in 2014. Any such litigation could be lengthy and costly in terms of legal fees and related expenses.

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

As noted above, the FHA substantially increased its market share beginning in 2008 and beginning in 2011, that market share began to gradually decline. It is difficult to predict the FHA’s future market share due to, among other factors, different loan eligibility terms between the FHA and the GSEs, future increases in guaranty fees charged by the GSEs, changes to the FHA’s annual premiums, and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2012 and the first nine months of 2013, approximately 10% and 8%, respectively, of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our private mortgage insurance competitors include:

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	CMG Mortgage Insurance Company (whose owners have agreed to sell it to a worldwide insurer and reinsurer),

•	Essent Guaranty, Inc., and

•	NMI Holdings, Inc.

Until 2010 the mortgage insurance industry had not had new entrants in many years. In 2010, Essent Guaranty, Inc. began writing mortgage insurance and in October 2013, it raised additional capital in an initial public offering. Essent has publicly reported that one of our customers, JPMorgan Chase, is one of its investors. Another new company, NMI Holdings Inc., began writing mortgage insurance in the second quarter of 2013. In addition, in February 2013, a worldwide insurer and reinsurer with mortgage insurance operations in Europe announced that it was purchasing CMG Mortgage Insurance Company. In October 2013, the parent company of Republic Mortgage Insurance Company (“RMIC”), which had ceased writing new mortgage insurance commitments in mid-2011 and was placed under the supervision of the insurance department of its domiciliary state, announced a plan of recapitalization for RMIC that is intended to allow RMIC to resume writing new business early in 2014. The perceived increase in credit quality of loans that are being insured today, the deterioration of the financial strength ratings of the existing mortgage insurance companies and the possibility of a decrease in the FHA’s share of the mortgage insurance market may encourage additional new entrants.

Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting requirements, which have resulted in our declining to insure some of the loans originated by our customers and insurance rescissions that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions.

We believe many lenders consider a mortgage insurer’s financial strength rating and risk-to-capital ratio as important factors when they select mortgage insurers. As a result of MGIC’s less than investment grade financial strength ratings and its risk-to-capital ratio level being higher than that of other mortgage insurers, MGIC may be competitively disadvantaged with these lenders. MGIC’s financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is B (with a positive outlook). It is possible that MGIC’s financial strength ratings could decline from these levels. While we expect MGIC’s risk-to-capital ratio to continue to comply with the current Capital Requirements, its level will depend primarily on the level of incurred losses, any settlement with the IRS, and the volume of new risk written. Our incurred losses are dependent upon factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Conditions that could negatively affect the risk-to-capital ratio include high unemployment rates, low cure rates, low housing values and unfavorable resolution of ongoing legal proceedings. In addition, the NAIC and the GSEs are each expected to propose revised capital standards for mortgage insurers. While there can be no assurance that MGIC would meet such revised capital requirements, we believe we could implement one or more alternative strategies to continue to write new business. For more information, see our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

The mix of business we write also affects the likelihood of losses occurring.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of September 30, 2013, approximately 22.6% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 7.0% had FICO credit scores below 620, and 7.2% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. Beginning in August 2013, we adjusted our underwriting requirements to allow loans that receive certain approvals from a GSE automated underwriting system to be automatically eligible for our mortgage insurance, provided such loans comply with certain credit overlays, as described in our underwriting requirements. Effective December 2, 2013, we are reducing almost all of our borrower-paid monthly premium policy rates, reducing most of our single premium policy rates and making underwriting changes for loans greater than $625,500, subject to regulatory approval of the rate changes. In the first nine months of 2013, single premium policies were approximately 9% of our total NIW. During this period almost all of our single premium rates were above those of a number of our competitors. The percentage of our single premium policies may increase in the future as a result of the reduction in our single premium rates. Our reduced single premium rates may result in an increase over the 9%  in the future. These changes will reduce our future premium yields, as would additional external reinsurance transactions. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2012 and the first nine months of 2013.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). If a borrower makes payments for three years, our Gold Cert Endorsement limits our ability to rescind coverage except under certain circumstances, which circumstances include where we demonstrate the lender had knowledge of inaccurate information in the loan file. In addition, our Gold Cert Endorsement limits our ability to rescind on loans for which the borrower makes payments on time for one year with his own funds, if we are provided with certain documents shortly after we insure the loan and we fail to discover that the loan was ineligible for our insurance. We believe the limitations on our rights to rescind coverage under the Gold Cert Endorsement will materially reduce rescissions on such loans. As of September 30, 2013, less than 12% of our insurance in force was written under our Gold Cert Endorsement. However, we estimate that approximately 63% of our flow, primary new insurance written in the first nine months of 2013, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

We are completing the process of drafting a new master policy that will comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that differ from the limitations in our Gold Cert Endorsement including (i) that we must satisfy certain requirements if we want to provide rescission relief after the borrower has made one year of timely payments, and (ii) in certain cases, rescission relief is more restrictive than provided by our Gold Cert Endorsement.  This new policy could be effective for loans insured as early as mid-2014.

As of September 30, 2013, approximately 1.9% of our primary risk in force written through the flow channel, and 22.1% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. In the current interest rate environment, interest rates resetting in the near future are unlikely to exceed the interest rates at origination. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses even under our current underwriting requirements. We do, however, believe that given the various changes in our underwriting requirements that were effective beginning in the first quarter of 2008, our insurance written beginning in the second quarter of 2008 will generate underwriting profits.

Item 6.	Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 8, 2013.

MGIC INVESTMENT CORPORATION

/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

/s/ Timothy J. Mattke
Timothy J. Mattke
Senior Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

10.14.1
Amendment to Confidential Settlement Agreement and Release made as of September 24, 2013 by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the settlement agreement only to the extent specified in the settlement agreement. †††

10.15.1
Amendment to Confidential Settlement Agreement and Release made as of September 24, 2013 by and between Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement).  †††

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being "filed")

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2013, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2012 and the nine months ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

†††
Confidential treatment has been requested with respect to certain portions of these exhibits. These exhibits omit the information subject to this confidentiality request. Omitted portions have been filed separately with the Securities and Exchange Commission.