Form 10-K
period 2013-12-31
MGIC INVESTMENT CORP
filed 2014-02-28
CIK 876437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2013: Approximately $2.0 billion*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 14, 2014: 338,036,029

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2014 Annual	Items 10 through 14 of Part III
Meeting of Shareholders

* In each case, to the extent provided in the Items listed.

PART I
Item 1. Business.	1
Item 1A. Risk Factors.	38
Item 1B. Unresolved Staff Comments.	63
Item 2. Properties.	63
Item 3. Legal Proceedings.	63
Item 4. Mine Safety Disclosures.	65
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	67
Item 6. Selected Financial Data.	68
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	70
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.	116
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	189
Item 9A. Controls and Procedures.	189
Item 9B. Other Information.	189
PART III
Item 10. Directors, Executive Officers and Corporate Governance.	190
Item 11. Executive Compensation.	190
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	190
Item 13. Certain Relationships and Related Transactions, and Director Independence.	191
Item 14. Principal Accountant Fees and Services.	191
PART IV
Item 15. Exhibits and Financial Statement Schedules.	191
SIGNATURES	193
EX-10.2.10
EX-10.2.11
EX-10.6
EX-10.16
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-99.10
EX-99.11
EX-99.12

PART I

Item 1.	Business.

A. General

We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance and ancillary services. In 2013, our net premiums written were $923.5 million and our primary new insurance written was $29.8 billion. As of December 31, 2013, our primary insurance in force was $158.7 billion and our direct primary risk in force was $41.1 billion. For further information about our results of operations, see our consolidated financial statements in Item 8. As of December 31, 2013, our principal mortgage insurance subsidiary, Mortgage Guaranty Insurance Corporation (“MGIC”), was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam.  During 2013, we wrote new insurance in each of those jurisdictions.

Overview of the Private Mortgage Insurance Industry

We established the private mortgage insurance industry in 1957 to provide a private market alternative to federal government insurance programs. Private mortgage insurance covers losses from homeowner defaults on residential mortgage loans, reducing, and in some instances eliminating, the loss to the insured institution if the homeowner defaults. Private mortgage insurance plays an important role in the housing finance system by assisting consumers, especially first-time homebuyers, to affordably finance homes with less than a 20% down payment, thereby expanding homeownership opportunities. In this annual report, we refer to loans with less than 20% down payments as “low down payment” mortgages or loans. During 2012 and 2013, approximately $175 billion and $212 billion, respectively, of mortgages were insured with primary coverage by private mortgage insurance companies. These figures include $44 billion and $37 billion, respectively, of refinance transactions that were originated under the Home Affordable Refinance Program (“HARP”). We do not include HARP transactions in our new insurance written total because we consider them a modification of the coverage on existing insurance in force. Although the volume of mortgages insured by private mortgage insurance companies has increased in recent years, it remains significantly below the levels of the mid-2000s. In 2007, for example, approximately $357 billion of mortgages were insured with primary coverage by private mortgage insurance companies.

The mortgage insurance industry competes with governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the Federal Housing Administration (the “FHA”) and, to a lesser degree, the Veterans Administration (“VA”). During 2011, 2012 and 2013, the FHA and VA accounted for approximately 77.3%, 68.1% and 62.9%, respectively, of the total low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance, a substantial increase from an approximately 22.7% market share in 2007, according to statistics reported by Inside Mortgage Finance, a mortgage industry publication that computes and publishes primary market share information.

The decrease in the 2013 combined market share of the FHA and VA, compared to 2012 and 2011, is a trend that has been positive for the mortgage insurance industry. This decrease may have been influenced by the different rate structures and changes to underwriting criteria implemented by several mortgage insurers, including MGIC, from 2011 through 2013, as well as changes to FHA’s pricing and policy terms that became effective in the same time period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – New Insurance Written,” in Item 7.

The increase in market share of the FHA and VA, coupled with the decrease in the level of mortgage loan originations overall through 2011, led to a decrease in our new insurance written from $76.8 billion in 2007 to $14.2 billion in 2011. The level of mortgage loan originations increased in each of 2012 and 2013, and our new insurance written increased to $24.1 billion in 2012 and $29.8 billion 2013.

The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) purchase residential mortgages as part of their governmental mandate to provide liquidity in the secondary mortgage market. In this annual report, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.” The GSEs cannot buy low down payment loans without certain forms of credit enhancement, one of which is private mortgage insurance. Therefore, private mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs. Private mortgage insurance also reduces the regulatory capital that depository institutions are required to hold against low down payment mortgages that they hold as assets.

The GSEs have been the major purchasers of the mortgages underlying new insurance written by private mortgage insurers. As a result, the private mortgage insurance industry in the U.S. is defined in large part by the requirements and practices of the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of companies in the mortgage insurance industry. The Federal Housing Finance Agency (“FHFA”) is the conservator of the GSEs and has the authority to control and direct their operations. The U.S. Department of the Treasury reported its recommendations regarding options for ending the conservatorship of the GSEs in February 2011, and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress have introduced several bills intended to scale back the GSEs, however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last. See the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

The rate of growth in U.S. residential mortgage debt was particularly strong from 2001 through 2006. In 2007, this growth rate began slowing and, since 2007, U.S. residential mortgage debt has generally decreased. During the last several years of the growth period, the mortgage lending industry increasingly made home loans at higher loan-to-value (“LTV”) ratios, to individuals with higher risk credit profiles and based on less documentation and verification of information regarding the borrower. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, payroll employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. After earning an average of approximately $580 million annually from 2004 through 2006 and $169 million in the first half of 2007, we had aggregate net losses of $5.3 billion for the years 2007-2012, and a loss of $50 million for 2013.

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, currently the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. We funded MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, to write new business in jurisdictions where MGIC no longer met, and was not able to obtain a waiver of, the State Capital Requirements. In the third quarter of 2012, we began writing new mortgage insurance in MIC in those jurisdictions. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. As a result, later in 2013, MGIC was again able to write new business in all jurisdictions and MIC suspended writing new business. As noted in “—Risk Sharing Arrangements” below, in April 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers. That transaction applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions). In December 2013, we entered into an Addendum to the quota share transaction that applies to certain insurance written before April 1, 2013. Although the quota share transaction was approved by the GSEs, it is possible that under the GSE Capital Standards and/or the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers under the transaction. If MGIC is disallowed full credit, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. At December 31, 2013, MGIC’s risk-to-capital ratio was 15.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $454 million above the required MPP of $1.0 billion. Excluding the effects of the Addendum, MGIC’s risk-to-capital would have been 19.2 to 1.

During 2013, two competitors also announced efforts to reduce their risk-to-capital ratios in order to ensure their ability to continue writing new business. Also during 2013, a former competitor announced a planned recapitalization intended to allow that company to resume writing new business early in 2014. The former competitor had ceased writing new business in mid-2011 and was placed under the supervision of the insurance department of its domiciliary state when it failed to meet that state’s State Capital Requirements.

The National Association of Insurance Commissioners (“NAIC”) has announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. The NAIC has established a working group of state regulators that is considering this issue, although no date has been established by which the NAIC must propose changes to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), MGIC could be prevented from writing new business in all jurisdictions. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the State Capital Requirements or obtained a waiver to allow it to once again write new business.

If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. New insurance written in the jurisdictions that have State Capital Requirements represented approximately 50% of our new insurance written in 2013. Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions.

Substantially all of our insurance written is for loans sold to the GSEs, each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility. As discussed in “— “Sales and Marketing and Competition — Competition,” the existing eligibility requirements include a minimum financial strength rating. The GSEs previously advised us that they will be revising the eligibility requirements for all mortgage insurers and replacing their existing financial strength rating requirements with capital standards (the “GSE Capital Standards”). Although we expect the revised eligibility requirements to be released in 2014, we have not been informed of the content of the new eligibility requirements, including the GSE Capital Standards, or their timeframes for effectiveness. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Capital — GSEs” in Item 7.

We have various alternatives available to improve MGIC’s existing risk-to-capital position, including contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital which could be contributed to MGIC. While there can be no assurance that MGIC will meet the GSE Capital Standards by their effective date, we believe we could implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer after the GSE Capital Standards are fully effective. If MGIC (or MIC, under certain circumstances) ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

Beginning in late 2007, we implemented a series of changes to our underwriting requirements that were designed to improve the risk profile of our new business. The changes primarily affected borrowers who had multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or were financing a home in a market we categorized as higher risk. While we expect our insurance written beginning in the second quarter of 2008 will generate underwriting profits as a result of these underwriting requirement changes, the loans insured in the years leading up to the effectiveness of the new requirements continue to experience significantly higher than historical claim rates and incurred losses.

Under certain circumstances, we make exceptions to our underwriting requirements, both on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in each of 2012 and 2013.  From time to time, in response to market conditions, we continue to change the types of loans that we insure and the prices and requirements under which we insure them. Beginning in 2013, we adjusted our underwriting requirements to allow loans that receive certain approvals from a GSE automated underwriting system to be automatically eligible for our mortgage insurance, provided such loans comply with certain credit overlays, as described in our underwriting requirements. In December 2013, we reduced almost all of our borrower-paid monthly premium policy rates, reduced most of our single premium policy rates and made underwriting changes for loans in amounts greater than $625,500, subject to regulatory approval of the rate changes. In 2013, single premium policies accounted for approximately 10% of our total NIW. During most of 2013, almost all of our single premium rates were above those of a number of our competitors. The percentage of our single premium policies may increase in the future as a result of the reduction in our single premium rates. These changes will reduce our future premium yields. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). Our Gold Cert Endorsement limits our right to rescind coverage under certain circumstances. As of December 31, 2013, less than 15% of our flow, primary insurance in force was written under our Gold Cert Endorsement. However, approximately 65% of our flow, primary new insurance written in 2013, was written under this endorsement. During 2013, most of our competitors also offered policies that limited their rights to rescind coverage. We are in the process of revising our master policy. The new master policy will comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that, while generally similar, differ from the limitations in our Gold Cert Endorsement. Our new master policy has been approved by the GSEs, however, it remains subject to review and approval by state insurance regulators. The GSEs have stated that in the first quarter of 2014, they will announce a uniform effective date for the new master policies of all mortgage insurers and that the effective date will not be earlier than July 1, 2014.

In 2013, the factors that influence our incurred losses were mixed. We believe that modestly increasing payroll employment, rising home prices and a modestly decreasing unemployment rate, combined with a reduced number of loans in force, resulted in approximately 20% fewer new delinquent notices being reported to us in 2013 compared to 2012. However, the total level of unemployment remained materially higher than the levels of 2007 and home prices in many regions continued to be significantly below their 2007 levels.

Although loan modification programs continued to mitigate our losses in 2013, the number of completed loan modifications in 2013 was somewhat less than in 2012 and 2011. We currently expect new loan modifications will continue to only modestly mitigate our losses in 2014. For more information, see the risk factor titled “Loan modifications and other similar programs may not continue to provide benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified” in Item 1A. Finally, although our loss reserves as of December 31, 2013 continued to be impacted by expected rescission activity, the impact was less than as of December 31, 2012, and significantly less than as of December 31, 2011, in part due to the effects of rescission settlement agreements we entered into. We expect that the reduction of our loss reserves due to rescissions will continue to decline.

Depending on their final form, proposed rules under the financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) could reduce the demand for private mortgage insurance. Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are “Qualified Residential Mortgages” (“QRMs”) or that are insured by the FHA or another federal agency. In 2011, federal regulators released a proposed risk retention rule that included a definition of QRM. In response to public comments regarding the proposed rule, federal regulators issued a revised proposed rule in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a Qualified Mortgage (“QM”), as defined by the Consumer Financial Protection Bureau (“CFPB”). The regulators also proposed an alternative QRM definition (“QM-plus”) which utilizes certain QM criteria but also includes a maximum loan-to-value ratio (“LTV”) of 70%. Neither of the revised definitions of QRM considers the use of mortgage insurance. While substantially all of our new risk written in 2013 was on loans that met the QM definition (and, therefore, the proposed general QRM definition), none of our new insurance written in 2013 was on loans that met the QM-plus definition. The public comment period for the revised proposed rule expired in October 2013. The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain. Because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans.

The amount of new insurance that we write may be materially adversely affected depending on, among other things, (a) the final definition of QRM and its LTV requirements, and (b) whether lenders choose mortgage insurance for non-QRM loans. In addition, changes in the final regulations regarding treatment of GSE-guaranteed mortgage loans, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

Due to the changing environment described above, as well as other factors discussed below, at this time we are facing the following particularly significant uncertainties:

•	Whether we will comply with the new GSE Capital Standards and revised State Capital Requirements and, therefore, may continue to write insurance on new residential mortgage loans. For additional information about this uncertainty, see Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 and our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” in Item 1A.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A definition of QRM that significantly impacts the volume of low down payment mortgages available to be insured, or a possible restructuring or change in the charters of the GSEs, could significantly affect our business. For additional information about this uncertainty, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Qualified Residential Mortgages” and “— GSE Reform” in Item 7 and the risk factors titled “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduced number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance,” and “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

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

B. Our Products and Services

Mortgage Insurance

In general, there are two principal types of private mortgage insurance: “primary” and “pool.” We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant to us. In our industry, a “book” is a group of loans that a mortgage insurer insures in a particular period, normally a calendar year. We refer to the insurance that has been written by MGIC (including MIC for portions of 2012 and 2013) as the “MGIC Book.”

Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure or sale process, which over the past several years has been lengthened, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. Primary insurance can be written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. References in this document to “primary insurance” include insurance written in bulk transactions that was supplemental to mortgage insurance written in connection with the origination of the loan or that reduces a lender’s credit risk to less than 51% of the value of the property. For more than the past five years, reports by private mortgage insurers to the trade association for the private mortgage insurance industry have classified mortgage insurance that is supplemental to other mortgage insurance or that reduces a lender’s credit risk to less than 51% of the value of the property as pool insurance. The trade association classification is used by members of the private mortgage insurance industry in reports to Inside Mortgage Finance.

Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $29.8 billion in 2013, compared to $24.1 billion in 2012 and $14.2 billion in 2011. No new insurance for bulk transactions was written in 2013, 2012 or 2011. We expect the volume of any future business written through the bulk channel will be insignificant to us. As noted in “- Bulk Transactions” below, in the fourth quarter of 2007, we stopped writing bulk insurance for mortgage loans included in home equity (or “private label”) securitizations, which are the terms the market uses to refer to securitizations sponsored by firms other than the GSEs or Ginnie Mae, such as Wall Street investment banks. We refer to portfolios of loans we insured through the bulk channel that we knew would serve as collateral in home equity securitizations as “Wall Street bulk transactions.”

The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance) for the MGIC Book as of the dates indicated.

Primary Insurance and Risk In Force

	December 31,
	2013	2012	2011	2010	2009
	(In billions)
Direct Primary Insurance In Force	$158.7	$162.1	$172.9	$191.3	$212.2

Direct Primary Risk In Force	$41.1	$41.7	$44.5	$49.0	$54.3

For loans sold to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2013, nearly all of our volume was on loans with GSE standard or higher coverage.

For loans that are not sold to the GSEs, the lender determines the coverage percentage from those that we offer. We charge higher premium rates for higher coverage percentages. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim, and lower coverage percentages generally result in decreased severity. In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for loans in default. Because, historically, relatively few defaults occur in the early years of a book of business, the higher premium revenue from higher coverage has historically been recognized before any significant higher losses resulting from that higher coverage may be incurred. For more information, see “- Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation - Claims.” Our premium pricing methodology generally targets substantially similar returns on capital regardless of the depth of coverage. However, there can be no assurance that changes in the level of premium rates adequately reflect the risks associated with changes in the coverage percentage.

In general, mortgage insurance coverage cannot be terminated by the insurer. However, subject to any restrictions, such as are in our Gold Cert Endorsement or our revised master policy, we may terminate or rescind coverage for, among other reasons, non-payment of premium, and in the case of fraud, certain material misrepresentations made in connection with the issuance of the insurance policy or if the loan was never eligible for coverage under our policy. For more information, see “— Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Loss Mitigation.” Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower’s request when the principal balance of the loan is 80% or less of the home’s current value.

 Mortgage insurance for loans secured by one-family, primary residences can be canceled under the federal Homeowners Protection Act (the “HPA”). In general, the HPA requires a servicer to cancel the mortgage insurance if a borrower requests cancellation when the principal balance of the loan is first scheduled to reach 80% of the original value, or reaches that percentage through payments, if 1) the borrower is current on the loan and has a “good payment history” (as defined by the HPA), 2) the value of the property has not declined below the original value, and 3) if required by the mortgage owner, the borrower’s equity in the property is not subject to a subordinate lien. Additionally, the HPA requires mortgage insurance to terminate automatically when the principal balance of the loan is first scheduled to reach 78% of the original value and the borrower is current on loan payments or thereafter becomes current. Annually, servicers must inform borrowers of their right to cancel or terminate mortgage insurance. The provisions of the HPA described above apply only to borrower paid mortgage insurance, which is described below.

Coverage tends to continue for borrowers experiencing economic difficulties and living in areas experiencing housing price depreciation. The persistency of coverage for those borrowers coupled with cancellation of coverage for other borrowers can increase the percentage of an insurer’s portfolio comprised of loans with more credit risk. This development can also occur during periods of heavy mortgage refinancing because borrowers experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while borrowers not experiencing property value appreciation are more likely to continue to require mortgage insurance at the time of refinancing or not qualify for refinancing at all (including if they have experienced economic difficulties) and thus remain subject to the mortgage insurance coverage.

The percentage of primary new insurance written with respect to loans representing refinances was 26% in 2013, compared to 36% in 2012 and 29% in 2011. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. When a lender and borrower modify a loan rather than replace it with a new one, or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans, including those modified under HARP, are not included in our new insurance written.

In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and thus take into account, among other things, the loan-to-value ratio, the borrower’s credit score, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage), the mortgage term and whether the property is the borrower’s primary residence. Prior to 2010, only our premium rates for A-, subprime loans and certain other loans varied based on the borrower’s credit score. See footnote 3 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” below for the definitions of A-, subprime and reduced documentation loans, as such terms are used in this annual report.

Premium rates cannot be changed after the issuance of coverage. Because we believe that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, we generally utilize a nationally based, rather than a regional or local, premium rate policy for insurance written through the flow channel. However, depending upon regional economic conditions, we have made, and may make, changes to our underwriting requirements to implement more restrictive standards in certain markets and for loan characteristics that we categorize as higher risk.

The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry refers to the related mortgage insurance as “borrower paid.” If the borrower is not required to pay the premium and mortgage insurance is required in connection with the origination of the loan, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Our industry refers to mortgage insurance on such loans as “lender paid.” Most of our primary insurance in force is borrower paid mortgage insurance.

There are several payment plans available to the borrower, or lender, as the case may be. Under the single premium plan, the borrower or lender pays us in advance a single payment covering a specified term exceeding twelve months. Under the monthly premium plan, the borrower or lender pays us a monthly premium payment to provide only one month of coverage. Under the annual premium plan, an annual premium is paid to us in advance, and we earn and recognize the premium over the next twelve months of coverage, with annual renewal premiums paid in advance thereafter and earned over the subsequent twelve months of coverage. The annual premiums can be paid with either a higher premium rate for the initial year of coverage and lower premium rates for the renewal years, or with premium rates which are equal for the initial year and subsequent renewal years.

During 2013, 2012 and 2011, the single premium plan represented approximately 10%, 9% and 5%, respectively, of our new insurance written. The monthly premium plan represented approximately 90%, 91% and 95%, respectively. The annual premium plan represented less than 1% of new insurance written in each of those years. As noted above, the percentage of our new insurance written as single premium policies may increase in the future as a result of the 2013 reduction in our single premium rates.

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

We have written no new pool risk since 2009 and expect that the volume of any future pool business will be insignificant to us. Our direct pool risk in force was $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 on pool policies without aggregate loss limits) at December 31, 2013, compared to $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at December 31, 2012 and $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at December 31, 2011.

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

In the fourth quarter of 2007, we stopped writing bulk insurance for loans included in Wall Street bulk transactions. These securitizations represented approximately 7% of our risk in force and 77% of our bulk risk in force at December 31, 2013. We wrote no new business through the bulk channel after the second quarter of 2008 and we expect the volume of any future business written through the bulk channel will be insignificant to us.  In general, the loans insured by us in Wall Street bulk transactions consisted of loans with reduced underwriting documentation, cash out refinances that exceed the standard underwriting requirements of the GSEs, A- loans, subprime loans and jumbo loans. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. For more information about conforming loan limits, see footnote 5 to the table titled “Characteristics of Primary Risk in Force” in “— Risk in Force and Product Characteristics of Risk in Force” below.

Geographic Dispersion

The following tables reflect the percentage of primary risk in force in the top 10 states and top 10 core-based statistical areas for the MGIC Book at December 31, 2013:

Dispersion of Primary Risk in Force

Top 10 States

1. California	7.5%
2. Texas	6.7
3. Florida	6.0
4. Pennsylvania	5.2
5. Ohio	4.7
6. Illinois	4.2
7. New York	3.7
8. Michigan	3.7
9. Washington	3.4
10. Georgia	3.3
Total	48.4%

Top 10 Core-Based Statistical Areas

1. Chicago-Naperville-Joliet	2.9%
2. Atlanta-Sandy Springs-Marietta	2.3
3. Houston-Baytown-Sugarland	2.2
4. Washington-Arlington-Alexandria	1.9
5. Philadelphia	1.9
6. Los Angeles-Long Beach-Glendale	1.8
7. Minneapolis-St. Paul-Bloomington	1.7
8. Seattle-Bellevue-Everett	1.6
9. New York-White Plains-Wayne	1.6
10. San Juan-Caguas-Guaynabo	1.5
Total	19.4%

The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

Insurance In Force by Policy Year

The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2013, by year(s) of policy origination since we began operations in 1985:

Primary Insurance In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions)
1985-2003	$5,349	$2,347	$7,696	4.9%
2004	4,366	1,294	5,660	3.6
2005	7,987	2,320	10,307	6.5
2006	11,768	3,666	15,434	9.7
2007	28,814	3,467	32,281	20.3
2008	18,145	157	18,302	11.5
2009	6,805	-	6,805	4.3
2010	5,590	-	5,590	3.5
2011	8,035	-	8,035	5.1
2012	20,947	-	20,947	13.2
2013	27,666	-	27,666	17.4
Total	$145,472	$13,251	$158,723	100.0%

Risk In Force and Product Characteristics of Risk in Force

At December 31, 2013 and 2012, 98% and 97%, respectively, of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2013, by year(s) of policy origination since we began operations in 1985:

Primary Risk In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions)
1985-2003	$1,482	$688	$2,170	5.3%
2004	1,253	370	1,623	4.0
2005	2,217	694	2,911	7.1
2006	3,090	1,107	4,197	10.2
2007	7,452	852	8,304	20.2
2008	4,539	39	4,578	11.1
2009	1,506	-	1,506	3.7
2010	1,423	-	1,423	3.5
2011	2,063	-	2,063	5.0
2012	5,257	-	5,257	12.8
2013	7,028	-	7,028	17.1
Total	$37,310	$3,750	$41,060	100.0%

The following table reflects at the dates indicated the (1) total dollar amount of primary risk in force for the MGIC Book and (2) percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination, by the categories indicated.

Characteristics of Primary Risk in Force

	December 31,	December 31,
	2013	2012

Primary Risk in Force (In Millions):	$41,060	$41,735

Loan-to-value ratios:(1)
100s	22.1%	24.2%
95s	39.6	35.8
90s(2)	36.2	37.0
80s	2.1	3.0
Total	100.0%	100.0%
Loan Type:
Fixed(3)	95.0%	93.5%
Adjustable rate mortgages (“ARMs”)(4)	5.0	6.5
Total	100.0%	100.0%
Original Insured Loan Amount:(5)
Conforming loan limit and below	95.4%	95.1%
Non-conforming	4.6	4.9
Total	100.0%	100.0%
Mortgage Term:
15-years and under	3.3%	2.4%
Over 15 years	96.7	97.6
Total	100.0%	100.0%
Property Type:
Single-family(6)	90.9%	90.2%
Condominium	8.4	9.0
Other(7)	0.7	0.8
Total	100.0%	100.0%
Occupancy Status:
Primary residence	95.9%	95.2%
Second home	2.4	2.7
Non-owner occupied	1.7	2.1
Total	100.0%	100.0%
Documentation:
Reduced documentation(8)	5.8%	7.3%
Full documentation	94.2	92.7
Total	100.0%	100.0%
FICO Score:(9)
Prime (FICO 620 and above)	93.3%	92.2%
A Minus (FICO 575 – 619)	5.1	6.0
Subprime (FICO below 575)	1.6	1.8
Total	100.0%	100.0%

(1)	Loan-to-value ratio represents the ratio (expressed as a percentage) of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and does not reflect subsequent housing price appreciation or depreciation. Subordinate mortgages may also be present. For purposes of the table, loan-to-value ratios are classified as in excess of 95% (“100s”, a classification that includes 97% to 103% loan-to-value ratio loans); in excess of 90% loan-to-value ratio and up to 95% loan-to-value ratio (“95s”); in excess of 80% loan-to-value ratio and up to 90% loan-to-value ratio (“90s”); and equal to or less than 80% loan-to-value ratio (“80s”).

(2)	We include in our classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At each of December 31, 2013 and 2012, 0.8% and 0.7%, respectively, of the primary risk in force consisted of these types of loans.

(3)	Includes fixed rate mortgages with temporary buydowns (where in effect the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan), ARMs in which the initial interest rate is fixed for at least five years and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).

(4)	Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2013 and 2012, represented 1.1% and 1.8%, respectively, of primary risk in force. As indicated in note (3), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2013 and 2012, ARMs with loan-to-value ratios in excess of 90% represented 1.1% and 1.4%, respectively, of primary risk in force.

(5)	Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit, for one unit properties, is subject to annual adjustment and was $417,000 for 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008 and remained at such level through September 30, 2011. The limit was decreased to $417,000 although it remains $625,500 in high cost communities for loans originated after September 30, 2011. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)	Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2013 and 2012, reduced documentation loans represented 3.5% and 4.3%, respectively, of risk in force written through the flow channel and 29.1% and 31.9%, respectively, of risk in force written through the bulk channel. In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(9)	Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for new insurance written in 2013 and 2012 was 752 and 759 respectively. The FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO credit score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

Other Products and Services

Contract Underwriting and Related Services. A non-insurance subsidiary of ours performs contract underwriting services for lenders. In performing those services, we judge whether the data relating to the borrower and the loan contained in the lender’s mortgage loan application file comply with the lender’s loan underwriting guidelines. We also provide an interface to submit data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. The complaint in the RESPA litigation that we settled in 2003, which litigation is referred to in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A, alleged, among other things, that the pricing of contract underwriting provided by us violated RESPA.

Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. The contract remedy expense of the subsidiary performing the contract underwriting services was approximately $5 million, $27 million, $23 million for the years ended December 31, 2013, 2012 and 2011, respectively. Claims for remedies may be made a number of years after the underwriting work was performed.

Other. We provide various mortgage services for the mortgage finance industry, such as analysis of loan originations, loan portfolios and servicing portfolios; training; and mortgage lead generation.

Risk Sharing Arrangements.

External Reinsurance. In April 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers. These reinsurers are not captive reinsurers. The April 2013 transaction applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions) and covers incurred losses, with renewal premium through December 31, 2018. Early termination is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission. In December 2013, we entered into an Addendum to that quota share transaction that includes a 40% quota share that applies to certain insurance written before April 1, 2013. At December 31, 2013, approximately 55% of our insurance in force is subject to risk sharing arrangements, compared to 18% at September 30, 2013 and 10% at December 31, 2012. For the fourth quarter of 2013 approximately 92% of our new insurance written was subject to risk sharing arrangements, compared to 5% in the fourth quarter of 2012. Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it can reduce the amount of capital we are required to retain against potential future losses for rating agency and insurance regulatory purposes. Although our quota share reinsurance transaction has been approved by the GSEs, it is possible that under the GSE Capital Standards and/or the revised State Capital Requirements discussed above, MGIC will not be allowed full credit for the risk ceded under the transaction. If MGIC is disallowed full credit, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective.

Captive Reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. Since June 2005, various state and federal regulators have conducted investigations or requested information regarding captive mortgage reinsurance arrangements in which we participated, in part, in order to consider compliance with the Real Estate Settlement Procedures Act (“RESPA”). In April 2013, the U.S. District Court for the Southern District of Florida approved a settlement between MGIC and the CFPB that resolved federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. Three other mortgage insurers agreed to similar settlements. As part of the settlements, MGIC and the three other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

We received requests from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. In August 2013, MGIC and several competitors received a draft Consent Order from the MN Department containing proposed conditions to resolve its investigation, including unspecified penalties. We are engaged in discussions with the MN Department regarding the draft Consent Order. We also received a request in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. Other insurance departments or other officials, including attorneys general, may also seek information about, investigate, or seek remedies regarding captive mortgage reinsurance.

Seven mortgage insurers, including MGIC, were involved in litigation alleging that “inflated” captive reinsurance premiums were paid in violation of RESPA. MGIC’s settlement of this class action litigation against it became final in October 2003. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts.  Seven of those cases have previously been dismissed without any further opportunity to appeal. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

For further information about risk sharing arrangements, see Note 11, “Reinsurance,” to our consolidated financial statements in Item 8.

Customers

Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 23.0% of our new insurance written on a flow basis in 2013, compared to 24.8% in 2012 and 26.7% in 2011.  Our largest customer accounted for approximately 7% of our flow new insurance written in 2013 compared to approximately 10% in 2012.

Sales and Marketing and Competition

Sales and Marketing. We sell our insurance products through our own employees, located throughout all regions of the United States and in Puerto Rico.

Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. As noted above in “Overview of the Private Mortgage Insurance Industry,” for flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. These agencies sponsor government-backed mortgage insurance programs, which during 2013, 2012 and 2011 accounted for approximately 62.9%, 68.1% and 77.3%, respectively, of the total low down payment residential mortgages which were subject to governmental or primary private mortgage insurance. While declining from a high of 84.6% in 2009, their market share remains substantially above approximately 22.7% in 2007, according to statistics reported by Inside Mortgage Finance. We believe that the FHA’s market share increased, in part, because mortgage insurers tightened their underwriting requirements (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). Furthermore, the FHA’s loan limits were raised to be more on par with those of the GSEs in high cost markets.

As noted above, the combined market share of the FHA and VA decreased in 2013 compared to 2012 and 2011, a trend that has been positive for the mortgage insurance industry. This decrease may have been influenced by the different rate structures and changes to underwriting criteria implemented by several mortgage insurers, including MGIC, from 2011 through 2013, as well as changes to FHA’s pricing and policy terms that became effective in the same time period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – New Insurance Written,” in Item 7.

In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

The private mortgage insurance industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on underwriting requirements, pricing, financial strength, customer relationships, name recognition, reputation, the strength of management teams and field organizations, the ancillary products and services provided to lenders (including contract underwriting services), the depth of our databases covering insured loans and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products. Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting requirements, which have resulted in our declining to insure some of the loans originated by our customers and rescission of coverage on loans that affects the customer. When our capital was not in compliance with State Capital Requirements, we believe many lenders considered our financial strength important when they selected mortgage insurers. Even though we meet the current State Capital Requirements, because MGIC’s financial strength rating is lower than some competitors, MGIC may still be competitively disadvantaged with some customers. Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A.

The U.S. private mortgage insurance industry currently consists of seven active mortgage insurers and their affiliates. The names of these mortgage insurers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A. Until 2010 the mortgage insurance industry had not had new entrants in many years. In 2010, Essent Guaranty, Inc. began writing mortgage insurance and in October 2013, it raised additional capital in an initial public offering. Essent has publicly reported that one of our customers, JPMorgan Chase, is one of its investors. Another new company, National Mortgage Insurance Corporation, began writing mortgage insurance in 2013. In addition, in January 2014, a worldwide insurer and reinsurer with mortgage insurance operations in Europe announced that it had completed the purchase of a competitor, CMG Mortgage Insurance Company, and that it had received approval as an eligible insurer from both GSEs. Also in 2013, the parent company of Republic Mortgage Insurance Company (“RMIC”), which had ceased writing new mortgage insurance commitments in mid-2011 and was placed under the supervision of the insurance department of its domiciliary state, announced a plan of recapitalization for RMIC that is intended to allow RMIC to resume writing new business early in 2014. The perceived increase in credit quality of loans that are being insured today, the ability to start a mortgage insurance company unencumbered with a portfolio of pre-crisis mortgages, and the possibility of a decrease in the FHA’s share of the mortgage insurance market may encourage additional new entrants. At December 31, 2013, we had the second largest book of direct primary insurance in force. According to Inside Mortgage Finance, through 2010, we had been the largest private mortgage insurer (as measured by new insurance written) for more than ten years. In 2013, we had the third largest market share (as measured by new insurance written), with our market share decreasing to an estimated 17.0%, from 18.4% in 2012 and 20.3% in 2011, in each case excluding HARP refinances.

The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business, in part because it was required in order to maintain the highest level of eligibility with the GSEs. At the time that this annual report was finalized, the financial strength of MGIC was rated Ba3 (with a stable outlook) by Moody’s Investors Service and BB (with a positive outlook) by Standard & Poor’s Rating Services. As a result of MGIC’s financial strength rating being below Aa3/AA-, it has been operating with each GSE as an eligible insurer under a remediation plan. As noted above, in December 2013, the GSEs announced that they were revising the mortgage insurer eligibility criteria including by replacing the financial strength rating requirements with the GSE Capital Standards. For further information about the importance of MGIC’s capital, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A. Depending on the evolution of housing finance reform, the level of issuances of non-GSE mortgage-backed securities (“MBS”) may increase in the future. Financial strength ratings may be considered by issuers of non-GSE MBS in determining whether to purchase private mortgage insurance for loans supporting such securities. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

Risk Management

We believe that mortgage credit risk is materially affected by:

•	the borrower’s credit strength, including the borrower’s credit history, debt-to-income ratios and cash reserves, and the willingness of a borrower with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home;

•	the loan product, which encompasses the loan-to-value ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property and the purpose of the loan;

•	origination practices of lenders and the percentage of coverage on insured loans;

•	the size of insured loans; and

•	the condition of the economy, including housing values and employment, in the area in which the property is located.

We believe that, excluding other factors, claim incidence increases:

•	for loans to borrowers with lower FICO credit scores compared to loans to borrowers with higher FICO credit scores;

•	for loans with less than full underwriting documentation compared to loans with full underwriting documentation;

•	during periods of economic contraction and housing price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and housing price appreciation;

•	for loans with higher loan-to-value ratios compared to loans with lower loan-to-value ratios;

•	for ARMs when the reset interest rate significantly exceeds the interest rate of loan origination;

•	for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment;

•	for loans in which the original loan amount exceeds the conforming loan limit compared to loans below that limit; and

•	for cash out refinance loans compared to rate and term refinance loans.

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

Beginning in late 2007, we implemented a series of changes to our underwriting  requirements that were designed to improve the risk profile of our new business. The changes primarily affected borrowers who had multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorized as higher risk. Beginning in September 2009, we have made changes to our underwriting  requirements that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. For information about changes to our underwriting requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — New insurance written” in Item 7.

Delegated Underwriting and Automated Underwriting. In the past, we allowed approved lenders to commit us to insure loans originated through the flow channel using their own underwriting guidelines that we had pre-approved. Subsequently, some lenders developed their own automated underwriting systems. After we reviewed such systems, we agreed to allow certain lenders to commit us to insure loans that their systems approved. From 2000 through January 2007, the use of automated underwriting systems by the GSEs and lenders increased materially. During this same period, we allowed loans approved by the automated underwriting systems of the GSEs and certain approved lenders to be automatically approved for MGIC mortgage insurance. As a result, during this period, a substantial majority of the loans insured by us through the flow channel were approved as a result of loan approvals by automated underwriting systems. Beginning in 2007 and continuing through 2012, loans would not automatically be insured by us even though the loans were approved by the underwriting systems described above. Beginning in 2013, we adjusted our underwriting requirements to allow loans that receive certain approvals from a GSE automated underwriting system to be automatically eligible for our mortgage insurance, provided such loans comply with certain credit overlays, as described in our underwriting requirements.

Most applications for mortgage insurance are submitted to us electronically and we rely upon the lender’s representations and warranties that the data submitted is true and correct when making our insurance decision. Substantially all of the remaining applications are accompanied by documents from the lender’s origination loan file. In the case of electronic submissions, a lender transmits application data to us through a variety of electronic interfaces. All submitted data is electronically evaluated against our underwriting requirements. If the loan meets the underwriting requirements, a commitment to insure the loan is issued. If the requirements are not met, the loan is reviewed by one of our underwriters. Our underwriters are authorized to approve loans that do not meet all of our underwriting requirements, including after discussing the loan with the lender. Together, the number of loans for which underwriting exceptions were made accounted for fewer than 2% of the loans we insured in each of 2012 and 2013.

Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation

Exposure to Catastrophic Loss. The private mortgage insurance industry has from time to time experienced catastrophic losses similar to the losses we have experienced in recent years. For background information about the current cycle of such losses, refer to “General – Overview of Private Mortgage Insurance Industry” above. To the extent our premium yield materially declines without either a corresponding decrease in our risk written or achieving other benefits, we become less likely to be able to withstand the occurrence of a catastrophic loss scenario. Prior to the most recent cycle of such losses, the last time that private mortgage insurers experienced substantial losses was in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed, particularly on pool insurance. These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (1) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (2) the lenders’ development of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (3) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

Defaults. The claim cycle on private mortgage insurance generally begins with the insurer’s receipt of notification of a default on an insured loan from the lender. For reporting purposes, we consider a loan to be in default when it is two or more payments past due. Most lenders report delinquent loans to us within this two month period. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, divorce and illness, the level of interest rates, rates of housing price appreciation or depreciation and general borrower creditworthiness. Defaults that are not cured result in a claim to us. See “- Claims.” Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage. In addition, when a policy is rescinded or a claim is denied we remove the default from our default inventory.

The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2009-2013:

Default Statistics for the MGIC Book

	December 31,
	2013	2012	2011	2010	2009

PRIMARY INSURANCE
Insured loans in force	960,163	1,006,346	1,090,086	1,228,315	1,360,456
Loans in default (1)	103,328	139,845	175,639	214,724	250,440
Default rate – all loans	10.76%	13.90%	16.11%	17.48%	18.41%
Flow loans in default	77,851	107,497	134,101	162,621	185,828
Default rate – flow loans	8.92%	11.87%	13.79%	14.94%	15.46%
Bulk loans in force	86,909	100,782	117,573	139,446	158,089
Bulk loans in default (2)	25,477	32,348	41,538	52,103	64,612
Default rate – bulk loans	29.32%	32.10%	35.33%	37.36%	40.87%
Prime loans in default (3)	65,724	90,270	112,403	134,787	150,642
Default rate – prime loans	7.82%	10.44%	12.20%	13.11%	13.29%
A-minus loans in default (3)	16,496	20,884	25,989	31,566	37,711
Default rate – A-minus loans	30.41%	32.92%	35.10%	36.69%	40.66%
Subprime loans in default (3)	6,391	7,668	9,326	11,132	13,687
Default rate – subprime loans	38.70%	40.78%	43.60%	45.66%	50.72%
Reduced documentation loans delinquent (4)	14,717	21,023	27,921	37,239	48,400
Default rate – reduced doc loans	30.41%	35.23%	37.96%	41.66%	45.26%
POOL INSURANCE
Insured loans in force (5)	87,584	119,061	374,228	468,361	526,559
Loans in default	6,563	8,594	32,971	43,329	44,231
Percentage of loans in default (default rate)	7.49%	7.22%	8.81%	9.25%	8.40%

General Notes: (a) For the information presented for 2010-2013, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” For the information presented for 2009, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. This change made our reporting consistent with the FICO credit scores that we use for underwriting purposes. (b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums. In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insured loans in force. Loans where servicers have stopped paying premiums include 5,854 defaults with a risk of $281 million as of December 31, 2013. (c) During the 4th quarter of 2011 we conducted a review of our single life of loan policies and concluded that approximately 21,000 of these policies were no longer in force, and as a result we canceled these policies with insurance in force of approximately $2.3 billion and risk in force of approximately $0.5 billion.

(1) At December 31, 2013, 2012, 2011, 2010 and 2009, 20,955, 25,282, 30,250, 36,066, and 45,907 loans in default, respectively, related to Wall Street bulk transactions and at December 31, 2013, 2012, 2011, 2010 and 2009, 6,948, 11,731, 12,610, 20,898, and 16,389 loans in default, respectively, were in our claims received inventory.

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

Different areas of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of primary loans we insured that were in default as of December 31, 2013, 2012 and 2011 for the 15 states for which we paid the most losses during 2013 (excluding payments associated with the Countrywide settlement):

State Default Rates

	December 31,
	2013	2012	2011
Florida	27.48%	36.49%	39.51%
California	8.22	13.79	20.71
Illinois	14.28	20.12	22.37
Washington	8.26	13.25	15.08
Ohio	8.46	10.76	12.91
Georgia	10.67	14.68	17.72
Michigan	7.43	10.35	14.43
Arizona	8.45	14.63	21.91
Maryland	17.08	20.59	21.63
Nevada	20.06	30.32	35.08
Pennsylvania	10.06	11.84	12.18
Wisconsin	6.27	8.65	10.47
North Carolina	9.91	12.91	14.95
New Jersey	21.87	24.76	24.66
Minnesota	5.79	9.00	13.01
All other states	9.43	11.15	12.52

The primary default inventory in those same states as of December 31, 2013, 2012 and 2011 appears in a table found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – Losses – Losses Incurred,” in Item 7.

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

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). Until a few years ago, it took, on average, approximately twelve months for a default that is not cured to develop into a paid claim. Over the past several years, the average time it takes to receive a claim associated with a default has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. It is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims.

Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we have the option of either (1) paying the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property (we have elected this option for the vast majority of claim payments in the recent past), or (2) paying 100% of the claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us. After we receive title to properties, we sell them for our own account. If we fail to pay a claim timely, we would be subject to additional interest expense.

Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation. Due in part to the subprime component of loans insured in Wall Street bulk transactions, the peak claim period for bulk loans has generally occurred earlier than for flow loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2013, 36% of our primary insurance in force was written subsequent to December 31, 2010, 39% was written subsequent to December 31, 2009, and 43% was written subsequent to December 31, 2008. See “Our Products and Services - Mortgage Insurance - Insurance In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan and local market conditions. The primary average claim paid on the MGIC Book was $46,375 in 2013, compared to $48,722 in 2012, $49,887 for 2011, $50,173 for 2010 and $52,627 for 2009. The decrease in average claim paid in 2010 through 2013 compared to 2009 was primarily a result of flow claims being a higher percentage of claims paid in 2010 through 2013 compared to 2009; flow claims have lower average loan amounts and coverage percentages than bulk loans.

Information about net claims we paid during 2013, 2012 and 2011 appears in the table below.

Net paid claims (In millions)
	2013	2012	2011
Prime (FICO 620 & >)	$1,163	$1,558	$1,772
A-Minus (FICO 575-619)	179	235	283
Subprime (FICO < 575)	50	65	70
Reduced doc (All FICOs) (1)	219	372	429
Pool (2)	104	334	480
Other (3)	107	5	6
Direct losses paid	$1,822	$2,569	$3,040
Reinsurance	(61)	(90)	(140)
Net losses paid	$1,761	$2,479	$2,900
LAE	36	45	60
Net losses and LAE before terminations	$1,797	$2,524	$2,960
Reinsurance terminations	(3)	(6)	(39)
Net losses and LAE paid	$1,794	$2,518	$2,921

(1)	In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(2)	2013 and 2012 include $41 million and $100 million, respectively, paid under the terms of the settlement with Freddie Mac as discussed under Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8.

(3)	2013 includes $105 million associated with the implementation of the Countrywide settlement as discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8.

Primary claims paid for the top 15 states (based on 2013 paid claims, excluding payments associated with the Countrywide settlement) and all other states for the years ended December 31, 2013, 2012 and 2011 appear in a table found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – Losses – Losses Incurred,” in Item 7.

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

Loss Mitigation. Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2013, curtailments reduced our average claim paid by approximately 5.8%. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans and claim denials, which we collectively refer to as “rescissions” and variations of this term, were not a material portion of our claims resolved during a year. Beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses, however, the percentage of claims that have been resolved through rescission has been declining. We expect that the percentage of claims that will be resolved through rescissions will continue to decline. For further information, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

When we rescind coverage, we return all premiums previously paid to us under the policy and are relieved of our obligation to pay a claim under the policy. If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. In 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements, Fannie Mae advised its servicers that they are prohibited from entering into such settlements, and Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. Since those announcements, the GSEs have consented to our settlement agreements with two customers, one of which is Countrywide, as discussed below, and have rejected other settlement agreements. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

If we are unable to reach a settlement, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action.  As of December 31, 2013, the period in which a dispute may be brought has not ended for approximately 28% of our post-2008 rescissions that are not subject to a settlement agreement.

Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes even though discussions and legal proceedings have been initiated and are ongoing. Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such discussions and proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.

As noted in the risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future,” in Item 1A, in 2013, we entered into two agreements to resolve our dispute with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. Implementation of the agreement with BANA began in November 2013. Implementation of the agreement with CHL remains subject to approval by the non-GSE investors in the loans covered by that agreement and any such implementation is not expected to begin prior to the second quarter of 2014.

We recorded the estimated impact of the Countrywide agreements and another probable settlement in our financial statements for the quarter ending December 31, 2012. We have also recorded the estimated impact of other probable settlements, which in the aggregate have not been material. The estimated impact that we recorded is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $475 million, of which about 50% is from rescission practices subject to the Agreement with CHL. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

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

We are involved in discussions and legal proceedings with customers with respect to our claims paying practices that are collectively material in amount. Although it is reasonably possible that, when these discussions or legal proceedings are completed, we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and legal proceedings to be approximately $260 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Our rescissions involve inaccurate information or fraud committed, regarding a borrower’s income, debts or intention to occupy the property, a faulty appraisal, negligence in the origination of the loan, or a failure to provide us with documentation we request under our policy (we use this documentation to investigate whether a claim must be paid). We do not expect future rescissions will be a significant portion of the claims we resolve over the next few years.

Our Gold Cert Endorsement limits, and our revised master policy will limit, our right to rescind coverage under certain circumstances. Our new master policy has been approved by the GSEs, however, it remains subject to review and approval by state insurance regulators. The GSEs have stated that in the first quarter of 2014, they will announce a uniform effective date for the new master policies of all mortgage insurers and that the effective date will not be earlier than July 1, 2014.

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

Loss Reserves and Premium Deficiency Reserve

A significant period of time typically elapses between the time when a borrower defaults on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the default to us, the acquisition of the property by the lender (typically through foreclosure) or the sale of the property with our approval, and the eventual payment of the claim related to the uncured default or a rescission. To recognize the liability for unpaid losses related to outstanding reported defaults, or default inventory, we establish loss reserves. Loss reserves are established by estimating the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss reserve estimates are established based upon historical experience, including rescission activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish loss reserves for future claims on insured loans that are not currently in default.

We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from defaults that have occurred, but which have not yet been reported to us.

Our reserving process bases our estimates of future events on our past experience. However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses, losses may have a disproportionate adverse effect on our earnings in certain periods,” and “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.”

After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish a premium deficiency reserve, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established reserves. In the fourth quarter of 2007, we recorded a premium deficiency reserve of $1.2 billion relating to Wall Street bulk transactions remaining in our insurance in force. As of December 31, 2013, this premium deficiency reserve was $48 million.

For further information about loss reserves and the premium deficiency reserve, see “Management’s Discussion and Analysis—Results of Consolidated Operations—Losses” in Item 7 and Note 9, “Loss reserves,” and Note 10, “Premium deficiency reserve,” to our consolidated financial statements in Item 8.

C. Investment Portfolio

Policy and Strategy

At December 31, 2013, the fair value of our investment portfolio was approximately $4.9 billion. In addition, at December 31, 2013, our total assets included approximately $350 million of cash and cash equivalents. At December 31, 2013, of our portfolio plus cash and cash equivalents, approximately $560 million was held at our parent company and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2013, approximately 65% of our investment portfolio (excluding cash and cash equivalents) is managed by Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion of our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

Our current policies emphasize preservation of capital, as well as total return. Therefore, our investment portfolio consists almost entirely of high-quality, investment grade, fixed-income securities.  As noted above, in March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. The cash received from the sale of these issuances improved our liquidity and allowed us to decrease our U.S. Treasury exposure and increase our corporate bond exposure. Our investment policies in effect at December 31, 2013 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. They also limit the amount of investment in foreign governments and foreign domiciled securities and in any individual foreign country. The aggregate market value of the holdings of a single obligor, or type of investment, as applicable, is limited to:

U.S. government securities	No limit
Pre-refunded municipals escrowed in Treasury securities	No limit, subject to liquidity considerations
U.S. government agencies (in total)(1)	15% of portfolio market value
Securities rated “AA” or “AAA”	3% of portfolio market value
Securities rated “Baa” or “A”	2% of portfolio market value
Foreign governments & foreign domiciled securities (in total)	10% of portfolio market value
Individual AAA rated foreign countries	3% of portfolio market value
Individual below AAA rated foreign countries	1% of portfolio market value

(1)	As used with respect to our investment portfolio, U.S. government agencies include GSEs (which, in the sector table below are included as part of U.S. Treasuries) and Federal Home Loan Banks.

At December 31, 2013, approximately 86% of our total fixed income investment portfolio was invested in securities rated “A” or better, with 42% rated “AAA” and 17% rated “AA,” in each case by at least one nationally recognized securities rating organization. For information related to the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” in Item 7.

Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.

Investment Operations

At December 31, 2013, the sectors of our investment portfolio were as shown in the table below:

Percentage of Portfolio’s Fair Value
1. Corporate	44.5%
2. Asset Backed	15.0
3. Taxable Municipals	13.1
4. U.S. Treasuries	13.1
5. GNMA Pass-through Certificates	7.4
6. Tax-Exempt Municipals	3.6
7. Escrowed / Prerefunded Municipals	2.2
8. Foreign Governments	1.0
9. Other	0.1
100.0%

We had no derivative financial instruments in our investment portfolio. Securities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 15%, 43%, 19% and 22%, respectively, of the total fair value of our investment in debt securities. Our pre-tax yield was 1.7%, 1.7% and 2.8% for 2013, 2012 and 2011, respectively.

Our ten largest holdings at December 31, 2013 appear in the table below:

Fair Value
(In thousands)
1. General Electric Capital Corp	$63,945
2. Goldman Sachs Group Inc	54,574
3. Toyota Motor Credit Corp	54,436
4. Ally Master Auto Owner Trust	46,492
5. New York New York	43,423
6. Verizon	39,864
7. Cook County Illinois	38,591
8. Morgan Stanley	35,765
9. Kroger Co	35,247
10. American Honda Finance Corp	33,989
$446,326

Note: This table excludes securities issued by U.S. government, U.S. government agencies, GSEs and the Federal Home Loan Banks.

For further information concerning investment operations, see Note 6, “Investments,” to our consolidated financial statements in Item 8.

D. Regulation

Direct Regulation

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators.  In November 2013, the NAIC presented for discussion proposed changes to its Mortgage Guaranty Insurance Model Act. In connection with that, the NAIC announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to revise such requirements.

The CFPB was established by the Dodd-Frank Act to regulate the offering and provision of consumer financial products or services under federal law. In January 2014, the CFPB’s rules to implement laws requiring mortgage lenders to make ability-to-pay determinations prior to extending credit became effective. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business apart from any action it may take as a result of its investigation of captive mortgage reinsurance. Such rules and regulations could have a material adverse effect on us.

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

Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, and “Management’s Discussion and Analysis — Liquidity and Capital Resources - Capital” in Item 7, for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.

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

Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the OCI. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC is licensed require notification to the state’s insurance department a specified time before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. For further information about regulatory proceedings applicable to us and our industry, see “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs. These requirements are subject to change from time to time. Currently, MGIC is an approved mortgage insurer for both Freddie Mac and Fannie Mae but its longer term eligibility could be negatively affected as discussed, under “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then members of Congress introduced several bills intended to scale back the GSEs, however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last. For additional information about the potential impact that any such changes in the GSE’s roles may have on us, see the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

In December 2013, the U.S. Treasury Department’s Federal Insurance Office released a report that calls for federal standards and oversight for mortgage insurers to be developed and implemented. It is uncertain what form the standards and oversight will take and when and if they will become effective.

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

Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any “thing of value” pursuant to an agreement or understanding to refer settlement services. For additional information, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.” in Item 1A.

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

E. Employees

At December 31, 2013, we had approximately 819 full- and part-time employees, of whom approximately 29% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” employees has ranged from fewer than 70 to more than 220.

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

Substantially all of our insurance written is for loans sold to Fannie Mae and Freddie Mac (the “GSEs”), each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. The GSEs may include new eligibility requirements as part of our current remediation plan. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan.

The GSEs previously advised us that, at the direction of their conservator, the Federal Housing Finance Agency (“FHFA”), they will be revising the eligibility requirements for all mortgage insurers and replacing their existing financial strength rating requirements with capital standards (the “GSE Capital Standards”). In early 2014, the FHFA is expected to provide state insurance regulators a draft of the proposed eligibility requirements and to allow the state insurance regulators a comment period of up to six weeks in which to review the eligibility standards on a confidential basis. After considering any changes suggested by the state insurance regulators, the FHFA is expected to release the proposed eligibility requirements for public comment. We have not been informed of the content of the new eligibility requirements, including the GSE Capital Standards, their timeframes for effectiveness, or the length of the public comment period.

We have various alternatives available to improve our existing risk-to-capital position, including contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital, which could be contributed to MGIC. While there can be no assurance that MGIC would meet the GSE Capital Standards by their effective date, we believe we could implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer after the GSE Capital Standards are fully effective. If MGIC (or MIC, under certain circumstances) ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Capital Standards, the “Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. In April 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers. That transaction applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions). In December 2013, we entered into an Addendum to the quota share transaction that applies to certain insurance written before April 1, 2013. Although the quota share has been approved by the GSEs, it is possible that under the GSE Capital Standards and/or the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers under the transaction. If MGIC is disallowed full credit, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. At December 31, 2013, MGIC’s risk-to-capital ratio was 15.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $454 million above the required MPP of $1.0 billion. Excluding the effects of the Addendum, MGIC’s risk-to-capital would have been 19.2 to 1. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, although we cannot assure you of such compliance. You should read the rest of these risk factors for information about matters that could negatively affect such compliance.

At December 31, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 18.4 to 1. Excluding the effects of the Addendum, the risk-to-capital of our combined insurance operations would have been 21.8 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, unless a waiver of the State Capital Requirements is obtained from the appropriate regulators, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. The Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) waived, through 2015, the State Capital Requirements for our reinsurance affiliate that did not meet them. Although we do not believe it is likely, the OCI may modify or revoke the waiver at any time. If the waiver were revoked, we could make a capital contribution to the reinsurance affiliate so that it would comply with the State Capital Requirements.

The National Association of Insurance Commissioners (“NAIC”) previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. The NAIC has established a working group of state regulators that is considering this issue, although no date has been established by which the NAIC must propose revisions to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the OCI, MGIC could be prevented from writing new business in all jurisdictions. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the State Capital Requirements or obtained a waiver to allow it to once again write new business.

If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. New insurance written in the jurisdictions that have State Capital Requirements represented approximately 50% of our new insurance written in 2013. Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions.

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

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the State Capital Requirements of a jurisdiction or obtain a waiver of them. MIC is licensed to write business in all jurisdictions. During 2012, MIC began writing new business in the jurisdictions where MGIC did not have a waiver of the State Capital Requirements. Because MGIC again meets the State Capital Requirements, MGIC is again writing new business in all jurisdictions and MIC has suspended writing new business. As of December 31, 2013, MIC had statutory capital of $458 million and risk in force, net of reinsurance, of approximately $600 million. Before MIC may again write new business, it must obtain the necessary approvals from the OCI and the GSEs.

We cannot assure you that the OCI or GSEs will approve MIC to write new business in all jurisdictions in which MGIC may become unable to do so. If one GSE does not approve MIC in all jurisdictions in which MGIC becomes unable to write new business, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business in all jurisdictions utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the financial strength of our insurance operations may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduced number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires lenders to consider a borrower’s ability to repay a home loan before extending credit. The Consumer Financial Protection Bureau (“CFPB”) rule defining “Qualified Mortgage” (“QM”) for purposes of implementing the “ability to repay” law became effective in January 2014. There is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements (the “temporary category”). The temporary category will phase out when the GSEs’ conservatorship ends, or if sooner, after seven years. In May 2013, the FHFA directed the GSEs to limit their mortgage acquisitions to loans that meet the requirements of a QM, including those that meet the temporary category, and loans that are exempt from the “ability to repay” requirements. We may insure loans that do not qualify as QMs, however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the “ability to repay” requirements that the law allows lenders with respect to QM loans. We are also unsure whether lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs.

In September 2013, the U.S. Department of Housing and Urban Development (“HUD”) proposed a definition of QM that will apply to loans the Federal Housing Administration (“FHA”) insures. HUD’s QM definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no limit on the debt-to-income ratio of a borrower, and (ii) it allows the lender certain presumptions about compliance with the “ability to repay” requirements on higher priced loans. It is possible that lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

Given the credit characteristics presented to us, we estimate that approximately 87% of our new risk written in 2013 was for loans that would have met the CFPB’s general QM definition. We estimate that approximately 99% of our new risk written in 2013 was for loans that would have met the CFPB’s QM definition, when giving effect to the temporary category. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definitions.

The Dodd-Frank Act requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In 2011, federal regulators released a proposed risk retention rule that included a definition of QRM. In response to public comments regarding the proposed rule, federal regulators issued a revised proposed rule in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a QM. The regulators also proposed an alternative QRM definition (“QM-plus”) which utilizes certain QM criteria but also includes a maximum loan-to-value ratio (“LTV”) of 70%. Neither of the revised definitions of QRM considers the use of mortgage insurance. While substantially all of our new risk written in 2013 was on loans that met the QM definition (and, therefore, the proposed general QRM definition), none of our new insurance written met the QM-plus definition. The public comment period for the revised proposed rule expired on October 30, 2013. The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain. Because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans.

The amount of new insurance that we write may be materially adversely affected depending on, among other things, (a) the final definition of QRM and its LTV requirements and (b) whether lenders choose mortgage insurance for non-QRM loans. In addition, changes in the final regulations regarding treatment of GSE-guaranteed mortgage loans, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.”

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

Substantially all of our insurance written is for loans sold to Fannie Mae and Freddie Mac. The business practices of the GSEs affect the entire relationship between them, lenders and mortgage insurers and include:

•	the level of private mortgage insurance coverage, subject to the limitations of the GSEs’ charters (which may be changed by federal legislation), when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

•	the amount of loan level delivery fees and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require mortgage insurance,

•	whether the GSEs influence the mortgage lender’s selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

•	the underwriting standards that determine what loans are eligible for purchase by the GSEs, which can affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law,

•	the programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs,

•	the terms that the GSEs require to be included in mortgage insurance policies for loans that they purchase,

•	the extent to which the GSEs intervene in mortgage insurers’ rescission practices or rescission settlement practices with lenders. For additional information, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future,” and

•	the maximum loan limits of the GSEs in comparison to those of the FHA and other investors.

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to scale back the GSEs, however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2013, nearly all of our volume was on loans with GSE standard or higher coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose lower coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

The benefit of our net operating loss carryforwards may become substantially limited.

As of December 31, 2013, we had approximately $2.6 billion of net operating losses for tax purposes that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Our ability to utilize these net operating losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre-ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built-in-loss on the date of the ownership change. The amount of the annual limitation generally equals the value of the corporation immediately before the ownership change multiplied by the long-term tax-exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post-ownership-change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.

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

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012 and 2013, curtailments reduced our average claim paid by approximately 4.1% and 5.8%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid. Historically, we have not had material disputes regarding our curtailments or other adjustments.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012 and 2013, rescissions mitigated our paid losses by approximately $0.3 billion and $135 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through 2013. At December 31, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.1 billion. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. In 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements, Fannie Mae advised its servicers that they are prohibited from entering into such settlements and Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. Since those announcements, the GSEs have consented to our settlement agreements with two customers, one of which is Countrywide, as discussed below, and have rejected other settlement agreements. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

If we are unable to reach a settlement, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. As of December 31, 2013, the period in which a dispute may be brought has not ended for approximately 28% of our post-2008 rescissions that are not subject to a settlement agreement.

Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes even though discussions and legal proceedings have been initiated and are ongoing. Under ASC 450-20, an estimated loss from such discussions and proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.

Since December 2009, we have been involved in legal proceedings with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans.

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013. The original Agreements are filed as exhibits to that Form 8-K and amendments were filed with our Form 10-Q for the quarter ended September 30, 2013 and our Form 10-K for 2013, although certain portions of the Agreements are redacted and covered by a confidential treatment request that has been granted (or is pending).

The Agreement with BANA covers loans purchased by the GSEs. As of September 30, 2013, rescissions of coverage on approximately 2,100 loans under the Agreement with BANA had been suspended. That Agreement was implemented beginning in November 2013 and we resolved all of those suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission. The pending arbitration proceedings concerning the loans covered by that agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed.

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors, and any such implementation is expected to occur no earlier than the second quarter of 2014. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

We recorded the estimated impact of the Agreements and another probable settlement in our financial statements for the quarter ending December 31, 2012. We have also recorded the estimated impact of other probable settlements, which in the aggregate have not been material. The estimated impact that we recorded is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $475 million, of which about 50% is from rescission practices subject to the Agreement with CHL. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

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

We are involved in discussions and legal proceedings with customers with respect to our claims paying practices that are collectively material in amount. Although it is reasonably possible that, when these discussions or legal proceedings are completed, we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and legal proceedings to be approximately $260 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Seven of those cases have previously been dismissed without any further opportunity to appeal. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In 2013, the U.S. District Court for the Southern District of Florida approved a settlement with the CFPB that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concluded the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provisions of RESPA.

We received requests from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. In August 2013, MGIC and several competitors received a draft Consent Order from the MN Department containing proposed conditions to resolve its investigation, including unspecified penalties. We are engaged in discussions with the MN Department regarding the draft Consent Order. We also received a request received by MGIC in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation.  Other insurance departments or other officials, including attorneys general, may also seek information about, investigate, or seek remedies regarding captive mortgage reinsurance.

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

In December 2013, the U.S. Treasury Department’s Federal Insurance Office released a report that calls for federal standards and oversight for mortgage insurers to be developed and implemented. It is uncertain what form the standards and oversight will take and when they will become effective.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Seven of these lawsuits have been dismissed without any further opportunity to appeal.  The remaining lawsuit has also been dismissed by the U.S. District Court, however, the plaintiff in that lawsuit has filed a motion for reconsideration by the U.S. District Court and to certify a related question of law to the Supreme Court of the State in which the U.S. District Court is located.  The damages sought in this remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuits.

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

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The proposed assessments for taxes and penalties related to these matters is $197.5 million and at December 31, 2013, there would also be interest of approximately $154.5 million. In addition, depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2013, those state taxes and interest would approximate $46.0 million. In addition, there could also be state tax penalties.

Our total amount of unrecognized tax benefits as of December 31, 2013 is $105.4 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. The IRS is pursuing this matter in full and absent a settlement we currently expect to be in litigation on this matter in 2014. Any such litigation could be lengthy and costly in terms of legal fees and related expenses.

 Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, we establish loss reserves only for loans in default. Reserves are established for insurance losses and loss adjustment expenses when notices of default on insured mortgage loans are received. Reserves are also established for insurance losses and loss adjustment expenses for loans we estimate are in default but for which notices of default have not yet been reported to us by the servicers (this is often referred to as “IBNR”). We establish reserves using estimated claim rates and claim amounts. Because our reserving method does not take account of losses that could occur from loans that are not delinquent, such losses are not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses on loans that are not currently delinquent may have a material impact on future results as such losses emerge.

Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.

We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss on delinquent loans. The estimated claim rates and claim amounts represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from rescissions. We rescind coverage on loans and deny claims in cases where we believe our policy allows us to do so. Therefore, when establishing our loss reserves,  we do not include additional loss reserves that would reflect a possible adverse development from ongoing dispute resolution proceedings regarding rescissions and denials unless we have determined that a loss is probable and can be reasonably estimated. For more information regarding our legal proceedings, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.”

The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Current conditions in the housing and mortgage industries make the assumptions that we use to establish loss reserves more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments and a drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in material impact to our results of operations, even in a stable economic environment, and there can be no assurance that actual claims paid by us will not be substantially different than our loss reserves.

We rely on our management team and our business could be harmed if we are unable to retain qualified personnel.

Our industry is undergoing a fundamental shift following the mortgage crisis: long-standing competitors have gone out of business and two newly capitalized start-ups that are not encumbered with a portfolio of pre-crisis mortgages, have been formed. Former executives from other mortgage insurers have joined these two new competitors. In addition, in January 2014, a worldwide insurer and reinsurer with mortgage insurance operations in Europe announced that it had completed the purchase of a competitor, CMG Mortgage Insurance Company, and that it had received approval as an eligible insurer from both GSEs. Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to obtain other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individuals, or that a replacement could be hired on terms that are favorable to us. We currently have not entered into any employment agreements with our officers or key personnel. Volatility or lack of performance in our stock price may affect our ability to retain our key personnel or attract replacements should key personnel depart.

Loan modification and other similar programs may not continue to provide benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified.

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2011, 2012 and 2013, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $1.8 billion, $1.2 billion and $1.0 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting and planning purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; from 2011 through 2013, approximately 7% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”). Some of HAMP’s eligibility criteria relate to the borrower’s current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 7,600 loans in our primary delinquent inventory at December 31, 2013 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2013 approximately 52,700 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In each of 2012 and 2013, approximately 17% of our primary cures were the result of a modification, with HAMP accounting for approximately 70% of those modifications in 2012 and 68% in 2013. Although the HAMP program has been extended through 2015, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010.

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

As noted above, the CFPB rules implementing laws requiring mortgage lenders to make ability-to-pay determinations prior to extending credit, became effective in January 2014. We are uncertain whether this Bureau will issue any other rules or regulations that affect our business or the volume of low down payment home mortgage originations. Such rules and regulations could have a material adverse effect on our financial position or results of operations.

A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our new insurance written and reduce our revenues. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduced number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.”

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

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2012 and 2013, approximately 10% and 7%, respectively, of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our private mortgage insurance competitors include:

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	CMG Mortgage Insurance Company (whose owners have agreed to sell it to a worldwide insurer and reinsurer),

•	Essent Guaranty, Inc., and

•	National Mortgage Insurance Corporation.

Until 2010 the mortgage insurance industry had not had new entrants in many years. In 2010, Essent Guaranty, Inc. began writing mortgage insurance and in October 2013, it raised additional capital in an initial public offering. Essent has publicly reported that one of our customers, JPMorgan Chase, is one of its investors. Another new company, National Mortgage Insurance Corporation, began writing mortgage insurance in the second quarter of 2013. Also in 2013, the parent company of Republic Mortgage Insurance Company (“RMIC”), which had ceased writing new mortgage insurance commitments in mid-2011 and was placed under the supervision of the insurance department of its domiciliary state, announced a plan of recapitalization for RMIC that is intended to allow RMIC to resume writing new business early in 2014. In addition, in January 2014, a worldwide insurer and reinsurer with mortgage insurance operations in Europe announced that it had completed the purchase of a competitor, CMG Mortgage Insurance Company, and that it had received approval as an eligible insurer from both GSEs. The perceived increase in credit quality of loans that are being insured today, the ability to start a mortgage insurance company unencumbered with a portfolio of pre-crisis mortgages, and the possibility of a decrease in the FHA’s share of the mortgage insurance market may encourage additional new entrants.

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

When our capital was not in compliance with State Capital Requirements, we believe many lenders considered our financial strength important when they selected mortgage insurers. Even though we meet the current State Capital Requirements, because MGIC’s financial strength rating is lower than some competitors, MGIC may still be competitively disadvantaged with some lenders. MGIC’s financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook). It is possible that MGIC’s financial strength ratings could decline from these levels. While we expect MGIC’s risk-to-capital ratio to continue to comply with the current State Capital Requirements, its level will depend primarily on the level of incurred losses, any settlement with the IRS, and the volume of new risk written. Our incurred losses are dependent upon factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Conditions that could negatively affect the risk-to-capital ratio include high unemployment rates, low cure rates, low housing values and unfavorable resolution of ongoing legal proceedings. In addition, the NAIC and the GSEs are each expected to propose revised capital requirements for mortgage insurers. While there can be no assurance that MGIC would meet such revised capital requirements, we believe we could implement one or more alternative strategies to continue to write new business. For more information, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing.

Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, liquidity issues and risk-retention requirements associated with non-QRM loans affecting lenders, higher interest rates generally or changes to the deductibility of mortgage interest for income tax purposes, or other factors. The residential mortgage market in the United States had for some time experienced a variety of poor or worsening economic conditions, including a material nationwide decline in housing values, with declines continuing into early 2012 in a number of geographic areas. Although housing values in most markets have recently been increasing, in some markets they remain significantly below their early 2007 levels. Changes in housing values and unemployment levels are inherently difficult to forecast given the uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, mortgage finance programs and policies, and housing finance reform.

The mix of business we write affects the likelihood of losses occurring and our premium yields.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of December 31, 2013, approximately 22.1% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 6.8% had FICO credit scores below 620, and 6.9% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. Beginning in August 2013, we aligned most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system, as described in our underwriting requirements. In December 2013, we reduced all of our borrower-paid monthly premium rates and most of our single premium rates subject to regulatory approval and made underwriting changes for loans greater than $625,500, while expanding the maximum loan amount to $850,000. In 2013, single premium policies were approximately 10% of our total NIW. During most of 2013, almost all of our single premium rates were above those most commonly used in the market. The percentage of our single premium policies may increase in the future as a result of the reduction in our single premium rates. These changes will reduce our future premium yields. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2012 and 2013.

As noted above in our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” in April 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers. The transaction was amended in December 2013 so that it applies to additional insurance inforce. The transaction will significantly reduce our future premium yields.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). Our Gold Cert Endorsement limits our ability to rescind coverage under certain circumstances. As of December 31, 2013, less than 15% of our flow, primary insurance in force was written under our Gold Cert Endorsement. However, approximately 65% of our flow, primary new insurance written in 2013, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

We are in the process of revising our master policy. The new master policy will comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that, while generally similar, differ in some respects from the limitations in our Gold Cert Endorsement. Our new master policy has been approved by the GSEs, however, it remains subject to review and approval by state insurance regulators. The GSEs have stated that in the first quarter of 2014, they will announce a uniform effective date for the new master policies of all mortgage insurers and that the effective date will not be earlier than July 1, 2014.

As of December 31, 2013, approximately 1.8% of our primary risk in force written through the flow channel, and 21.7% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

We set premiums at the time a policy is issued based on our expectations regarding likely performance over the long-term. Our premiums are subject to approval by state regulatory agencies, which can delay or limit our ability to increase our premiums. Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. The premiums we charge, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial condition.

In January 2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans included in Wall Street securitizations because the performance of such loans deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As of December 31, 2007 we established a premium deficiency reserve of approximately $1.2 billion. As of December 31, 2013, the premium deficiency reserve was $48 million, which reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves on these bulk transactions.

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

It is uncertain what effect the extended timeframes in the foreclosure process will have on us.

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

We depend on reliable, consistent third-party servicing of the loans that we insure. Over the last several years, the mortgage loan servicing industry has experienced consolidation. The resulting reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. In addition, recent housing market trends have led to significant increases in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake mitigation efforts that could help limit our losses, and have resulted in an increasing amount of delinquent loan servicing being transferred to specialty servicers. The transfer of servicing can cause a disruption in the servicing of delinquent loans. Future housing market conditions could lead to additional increases in delinquencies. Managing a substantially higher volume of non-performing loans could lead to increased disruptions in the servicing of mortgages.

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

Our persistency rate was 79.5% at December 31, 2013, compared to 79.8% at December 31, 2012 and 82.9% at December 31, 2011. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Due to refinancing, we have experienced lower persistency on our 2009 through 2011 books of business. This has been partially offset by higher persistency on our older books of business reflecting the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. Future premiums on our insurance in force represent a material portion of our claims paying resources.

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

We have $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. On April 1, 2013, we paid all interest that we had previously elected to defer on these debentures. We continue to have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures. We also have $345 million principal amount of 5% Convertible Senior Notes and $500 million principal amount of 2% Convertible Senior Notes outstanding. The 5% Convertible Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. We do not have the right to defer interest on our Convertible Senior Notes. For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 3 — “Summary of Significant Accounting Policies” to our consolidated financial statements in Item 8.

Our debt obligations materially exceed our holding company cash and investments

At December 31, 2013, we had approximately $560 million in cash and investments at our holding company and our holding company’s debt obligations were $1,317 million in aggregate principal amount, consisting of $83 million of Senior Notes due in November 2015, $345 million of Convertible Senior Notes due in 2017, $500 million of Convertible Senior Notes due in 2020 and $390 million of Convertible Junior Debentures due in 2063. Annual debt service on the debt outstanding as of December 31, 2013, is approximately $67 million.

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. Our holding company has no material sources of cash inflows other than investment income. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2014, MGIC cannot pay any dividends to our holding company without approval from the OCI. Any additional capital contributions to our subsidiaries would decrease our holding company cash and investments.

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

At December 31, 2013, we leased office space in various cities throughout the United States under leases expiring between 2013 and 2021 and which required annual rental payments that in the aggregate are immaterial.

We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.

Item 3.	Legal Proceedings.

Since December 2011, MGIC, together with various mortgage lenders and other mortgage insurers has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Seven of those cases have previously been dismissed without any further opportunity to appeal. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating the Real Estate Settlement Procedures Act (“RESPA”). MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. Following is a list of the remaining cases.

Date Filed	Court

12/31/2011	U.S. District Court for the Eastern District of PA
04/05/2012	U.S. District Court for the Western District of PA
06/28/2012	U.S. District Court for the Middle District of PA
12/06/2012	U.S. District Court for the Western District of PA
01/04/2013	U.S. District Court for the Eastern District of PA

The Motions to Dismiss filed by the defendants, including MGIC, in the cases originally filed April 5, 2012 and December 6, 2012, in the U.S. District Court for the Western District of Pennsylvania, were denied by that District Court on February 5, 2014. We are currently evaluating our options with respect to those two cases.

In December 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. In October 2011, the United States District Court for the Northern District of California, to which the case had been removed, entered an order staying the litigation in favor of the arbitration proceeding we commenced against Countrywide in February 2010. In these proceedings, Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to rescissions of insurance and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in these proceedings that we are entitled to rescind coverage on the applicable loans. From January 1, 2008 through September 30, 2013, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with the mediation referred to below, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement.

We held a mediation to resolve this dispute and in April 2013, MGIC entered into separate settlement agreements with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA”), pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013. The original Agreements are filed as exhibits to that Form 8-K, and amendments were filed with our Form 10-Q for the quarter ended September 30, 2013 and this Form 10‑K, although certain portions of the Agreements are redacted and covered by a confidential treatment request that has been granted (or is pending).

The agreement with BANA covers loans purchased by Fannie Mae and Freddie Mac (the “GSEs”). As of September 30, 2013, rescissions of coverage on approximately 2,100 loans under that agreement had been suspended. That agreement was implemented beginning in November 2013 and we resolved all of those suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission. The pending arbitration proceedings concerning the loans covered by that agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed.

The agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). The agreement with CHL will be implemented only as and to the extent that it is consented to by or on behalf of the other investors, and any such implementation is expected to occur no earlier than the second quarter of 2014. While there can be no assurance that the agreement with CHL will be implemented, we have determined that its implementation is probable.

The pending arbitration proceeding between the parties regarding the loans subject to the CHL proceeding is stayed. Upon obtaining a specified number of consents by or on behalf of the other investors and also upon the conclusion of the period in the Agreement with CHL for obtaining consents by or on behalf of the other investors, all legal proceedings will be dismissed and the parties will provide mutual releases, in each case limited as to the loans held by the investors that consent to that agreement.

We recorded the estimated impact of the agreements with BANA and CHL in our financial statements for the quarter ending December 31, 2012. If we are not able to implement the agreement with CHL, we intend to defend MGIC against any related legal proceedings, vigorously.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. The settlement with Countrywide may encourage other customers to pursue remedies against us. We are involved in other legal proceedings with customers with respect to our claims paying practices that are not material in amount. However, our ongoing discussions and legal proceedings with customers concerning our claims paying practices are collectively material in amount. For further information, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

The agreements with BANA and CHL do not resolve assertions by Countrywide that MGIC has improperly curtailed numerous insurance coverage claims. MGIC, BANA and CHL have separately agreed to mediate this matter and to enter into arbitration if the mediation does not resolve the matter.

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The proposed assessment for taxes and penalties related to these matters is $197.5 million and at December 31, 2013, there would also be interest of approximately $154.5 million. In addition, depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2013, those state taxes and interest would approximate $46.0 million. In addition, there could also be state tax penalties.

Our total amount of unrecognized tax benefits as of December 31, 2013 is $105.4 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. The IRS is pursuing this matter in full and absent a settlement we currently expect to be in litigation on this matter in 2014. Any such litigation could be lengthy and costly in terms of legal fees and related expenses.

In addition to the above litigation, we face other litigation, regulatory risks and disputes. For additional information about such other litigation and regulatory risks, you should review our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

Item 4.	Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant

Certain information with respect to our executive officers as of February 28, 2014 is set forth below:

Name and Age	Title
Curt S. Culver, 61	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC

Patrick Sinks, 57	President and Chief Operating Officer of MGIC Investment Corporation and MGIC

J. Michael Lauer, 69	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC until retirement on March 3, 2014

Lawrence J. Pierzchalski, 61	Executive Vice President – Risk Management of MGIC

Jeffrey H. Lane, 64	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

Timothy J. Mattke, 38
Senior Vice President and Controller of MGIC Investment Corporation and MGIC until March 3, 2014. Senior Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC, effective upon Mr. Lauer’s retirement on March 3, 2014

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

Mr. Lauer served as our and MGIC’s Executive Vice President and Chief Financial Officer from March 1989 and will retire March 3, 2014.  Mr. Lauer has agreed to be available to provide advisory services to the Company for one year after his retirement.

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

Mr. Mattke was appointed the Company’s Chief Financial Officer effective upon Mr. Lauer’s retirement on March 3, 2014. He has served as the Company’s Controller since 2009. He joined the Company in 2006. Prior to his becoming Controller, he was Assistant Controller of MGIC since August 2007 and prior to that was a manager in MGIC’s accounting department.  Before joining MGIC, Mr. Mattke was an audit manager and an auditor with PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm.

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

(a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2013 and 2012 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2013		2012
Quarter	High	Low	High	Low
First	$6.19	$2.36	$5.15	$3.43
Second	6.60	4.55	5.13	2.14
Third	8.16	5.88	3.08	0.66
Fourth	8.69	6.62	2.71	1.42

In October 2008, the Board suspended payment of our cash dividend. Accordingly, no cash dividends were paid in 2012 or 2013. The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position.  See Note 8, “Debt,” to our consolidated financial statements in Item 8 for dividend restrictions during interest deferral periods related to our Convertible Junior Debentures.  We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulations. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 16, “Dividend Restrictions,” to our consolidated financial statements in Item 8.

As of February 14, 2014, the number of shareholders of record was 249. In addition, we estimate there are approximately 28,000 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b) Not applicable.

(c) We did not repurchase any shares of Common Stock during the fourth quarter of 2013.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Summary of Operations
Revenues:
Net premiums written	$923,481	$1,017,832	$1,064,380	$1,101,795	$1,243,027

Net premiums earned	$943,051	$1,033,170	$1,123,835	$1,168,747	$1,302,341
Investment income, net	80,739	121,640	201,270	247,253	304,678
Realized investment gains (losses), net, including net impairment losses	5,731	195,409	142,715	92,937	51,934
Other revenue	9,914	28,145	36,459	11,588	49,573

Total revenues	1,039,435	1,378,364	1,504,279	1,520,525	1,708,526

Losses and expenses:
Losses incurred, net	838,726	2,067,253	1,714,707	1,607,541	3,379,444
Change in premium deficiency reserve	(25,320)	(61,036)	(44,150)	(51,347)	(261,150)
Underwriting and other expenses	192,518	201,447	214,750	225,142	239,612
Reinsurance fee	-	-	-	-	26,407
Interest expense	79,663	99,344	103,271	98,589	89,266

Total losses and expenses	1,085,587	2,307,008	1,988,578	1,879,925	3,473,579

Loss before tax and joint ventures	(46,152)	(928,644)	(484,299)	(359,400)	(1,765,053)
(Benefit from) provision for income taxes	3,696	(1,565)	1,593	4,335	(442,776)

Net loss	$(49,848)	$(927,079)	$(485,892)	$(363,735)	$(1,322,277)

Weighted average common shares outstanding (in thousands)	311,754	201,892	201,019	176,406	124,209

Diluted loss per share	$(0.16)	$(4.59)	$(2.42)	$(2.06)	$(10.65)

Dividends per share	$-	$-	$-	$-	$-

Balance sheet data
Total investments	$4,866,819	$4,230,275	$5,823,647	$7,458,282	$7,254,465
Cash and cash equivalents	332,692	1,027,625	995,799	1,304,154	1,185,739
Total assets	5,601,390	5,574,324	7,216,230	9,333,642	9,404,419
Loss reserves	3,061,401	4,056,843	4,557,512	5,884,171	6,704,990
Premium deficiency reserve	48,461	73,781	134,817	178,967	193,186
Short- and long-term debt	82,773	99,910	170,515	376,329	377,098
Convertible senior notes	845,000	345,000	345,000	345,000	-
Convertible junior debentures	389,522	379,609	344,422	315,626	291,785
Shareholders’ equity	744,538	196,940	1,196,815	1,669,055	1,302,581
Book value per share	2.20	0.97	5.95	8.33	10.41

	Year Ended December 31,
	2013	2012	2011	2010	2009

New primary insurance written ($ millions)	29,796	24,125	14,234	12,257	19,942
New primary risk written ($ millions)	7,541	5,949	3,525	2,944	4,149
New pool risk written ($ millions)	-	-	-	-	4

Insurance in force (at year-end) ($ millions)
Direct primary insurance	158,723	162,082	172,873	191,250	212,182
Direct primary risk	41,060	41,735	44,462	48,979	54,343
Direct pool risk
With aggregate loss limits	376	439	674	1,154	1,478
Without aggregate loss limits	636	879	1,177	1,532	1,951

Primary loans in default ratios
Policies in force	960,163	1,006,346	1,090,086	1,228,315	1,360,456
Loans in default	103,328	139,845	175,639	214,724	250,440
Percentage of loans in default	10.76%	13.90%	16.11%	17.48%	18.41%
Percentage of loans in default — bulk	29.32%	32.10%	35.33%	37.36%	40.87%

Insurance operating ratios (GAAP) (1)
Loss ratio	88.9%	200.1%	152.6%	137.5%	259.5%
Expense ratio	18.6%	15.2%	16.0%	16.3%	15.1%

Combined ratio	107.5%	215.3%	168.6%	153.8%	274.6%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	15.8:1	44.7:1	20.3:1	19.8:1	19.4:1
MGIC Indemnity Corporation	1.3:1	1.2:1	-	-	-
Combined insurance companies	18.4:1	47.8:1	22.2:1	23.2:1	22.1:1

(1)	The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio, expressed as a percentage, of the combined insurance operations underwriting expenses to net premiums written.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Through our subsidiaries Mortgage Guaranty Insurance Corporation (“MGIC”) and MGIC Indemnity Corporation (“MIC”), we are a leading provider of private mortgage insurance in the United States, as measured by $158.7 billion of primary insurance in force at December 31, 2013. For our rank based on new insurance written in 2013, see Item 1, “Our Products and Services—Sales and Marketing and Competition.”

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. In the discussion below, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.” Also in the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations—Losses—Losses Incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” in Item 1A of this Report and “Overview—Australia” below.

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

Capital

GSEs

As mentioned above, substantially all of our insurance written is for loans sold to the GSEs, each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. The GSEs may include new eligibility requirements as part of our current remediation plan. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan.

The GSEs previously advised us that, at the direction of their conservator, the Federal Housing Finance Agency (“FHFA”), they will be revising the eligibility requirements for all mortgage insurers and replacing their existing financial strength rating requirements with capital standards (the “GSE Capital Standards”). In early 2014, the FHFA is expected to provide state insurance regulators a draft of the proposed eligibility requirements and to allow the state insurance regulators a comment period of up to six weeks in which to review the eligibility standards on a confidential basis. After considering any changes suggested by the state insurance regulators, the FHFA is expected to release the proposed eligibility requirements for public comment. We have not been informed of the content of the new eligibility requirements, including the GSE Capital Standards, their timeframes for effectiveness, or the length of the public comment period.

We have various alternatives available to improve our existing risk-to-capital position, including contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital, which could be contributed to MGIC. While there can be no assurance that MGIC would meet the GSE Capital Standards by their effective date, we believe we could implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer after the GSE Capital Standards are fully effective. If MGIC (or MIC, under certain circumstances) ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

State Regulations

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Capital Standards, the “Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. In April 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers. That transaction applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions). In December 2013, we entered into an Addendum to the quota share transaction that applies to certain insurance written before April 1, 2013. Although the quota share transaction was approved by the GSEs, it is possible that under the GSE Capital Standards, discussed above, and/or the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers under the transaction. If MGIC is disallowed full  credit, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. At December 31, 2013, MGIC’s risk-to-capital ratio was 15.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $454 million above the required MPP of $1.0 billion. Excluding the effects of the Addendum, MGIC’s preliminary risk-to-capital would have been 19.2 to 1. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, although we cannot assure you of such compliance.

In November 2013, the National Association of Insurance Commissioners (“NAIC”) presented for discussion proposed changes to its Mortgage Guaranty Insurance Model Act. In connection with that, the NAIC announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to revise such requirements. Depending on the scope of the revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals.

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires lenders to consider a borrower’s ability to repay a home loan before extending credit. The Consumer Financial Protection Bureau (“CFPB”) rule defining “Qualified Mortgage” (“QM”) for purposes of implementing the “ability to repay” law became effective in January 2014. There is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements (the “temporary category”). The temporary category will phase out when the GSEs’ conservatorship ends, or if sooner, after seven years. In May 2013, the FHFA directed the GSEs to limit their mortgage acquisitions to loans that meet the requirements of a QM, including those that meet the temporary category, and loans that are exempt from the “ability to repay” requirements. We may insure loans that do not qualify as QMs, however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the “ability to repay” requirements that the law allows lenders with respect to QM loans. We are also unsure whether lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs.

In September 2013, the U.S. Department of Housing and Urban Development (“HUD”) proposed a definition of QM that will apply to loans the Federal Housing Administration (“FHA”) insures. HUD’s QM definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no limit on the debt-to-income ratio of a borrower, and (ii) it allows the lender certain presumptions about compliance with the “ability to repay” requirements on higher priced loans. It is possible that lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

Given the credit characteristics presented to us, we estimate that approximately 87% of our new risk written in 2013 was for loans that would have met the CFPB’s general QM definition. We estimate that approximately 99% of our new risk written in 2013 was for loans that would have met the CFPB’s QM definition, when giving effect to the temporary category. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definitions.

The Dodd-Frank Act requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In 2011, federal regulators released a proposed risk retention rule that included a definition of QRM. In response to public comments regarding the proposed rule, federal regulators issued a revised proposed rule in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a QM. The regulators also proposed an alternative QRM definition (“QM-plus”) which utilizes certain QM criteria but also includes a maximum loan-to-value ratio (“LTV”) of 70%. Neither of the revised definitions of QRM considers the use of mortgage insurance. While substantially all of our new risk written in 2013 was on loans that met the QM definition (and, therefore, the proposed general QRM definition), none of our new insurance written met the QM-plus definition. The public comment period for the revised proposed rule expired in October 2013. The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain. Because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans.

The amount of new insurance that we write may be materially adversely affected depending on, among other things, (a) the final definition of QRM and its LTV requirements and (b) whether lenders choose mortgage insurance for non-QRM loans. In addition, changes in the final regulations regarding treatment of GSE-guaranteed mortgage loans, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues” in Item 1A.

GSE Reform

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to scale back the GSEs, however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2011, 2012 and 2013, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $1.8 billion, $1.2 billion and $1.0 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting and planning purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; from 2011 through 2013, approximately 7% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”). Some of HAMP’s eligibility criteria relate to the borrower’s current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 7,600 loans in our primary delinquent inventory at December 31, 2013 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2013 approximately 52,700 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In each of 2012 and 2013, approximately 17% of our primary cures were the result of a modification, with HAMP accounting for approximately 70% of those modifications in 2012 and 68% in 2013. Although the HAMP program has been extended through 2015, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010.

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

As shown in the following table, as of December 31, 2013 approximately 27% of our primary risk in force has been modified.

Policy Year	HAMP Modifications	Other Modifications	HARP (1) Modifications
2003 and Prior	9.2%	9.8%	7.9%
2004	9.7%	8.9%	12.6%
2005	11.6%	9.6%	16.9%
2006	14.1%	10.6%	20.2%
2007	15.2%	6.7%	28.6%
2008	8.9%	3.0%	42.2%
2009	0.5%	0.4%	16.3%
2010 - 2013	0.0%	0.0%	0.0%
Total	7.3%	4.4%	15.3%

(1)	Includes proprietary programs that are substantially the same as HARP

 As of December 31, 2013 based on loan count, the loans associated with 98.5% of all HARP modifications, 75.6% of HAMP modifications and 66.4% of other modifications were current.

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

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under HARP.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded under risk sharing arrangements. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a discussion of our new quota share agreement, under which premiums are ceded net of a profit commission.

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

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

•	The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	The rate at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies and denials of claims. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

•	The distribution of claims over the life of a book. Historically, the first few years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency (percentage of insurance remaining in force from one year prior), the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing price declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage Insurance Earnings and Cash Flow Cycle” below.

•	Losses ceded under risk sharing arrangements. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a discussion of our risk sharing arrangements.

•	Changes in premium deficiency reserve

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

The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.” Underwriting and other expenses are net of any ceding commission associated with our risk sharing arrangements. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a discussion of our risk sharing arrangements.

•	Interest expense

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at December 31, 2013 is comprised of $82.9 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” below.

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

Australia

We began international operations in Australia, where we started to write business in June 2007. Since 2008, we are no longer writing new business in Australia and we have reduced our headcount. In December 2013, our Australian subsidiary liquidated a portion of its investment portfolio and repatriated, with regulatory approval, $89.5 million to its parent MGIC. At December 31, 2013 the equity value in our Australian operations was approximately $46 million and our risk in force in Australia was approximately $480 million. In Australia, mortgage insurance is a single premium product that covers the entire loan balance.  As a result, our Australian risk in force represents the entire amount of the loans that we have insured. However, the mortgage insurance we provide only covers the unpaid loan balance after the sale of the underlying property.

Summary of 2013 Results

Our results of operations for 2013 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during 2013 decreased when compared to 2012.  The decrease was due to our lower average insurance in force as well as an increase in premiums ceded under risk sharing arrangements.

•	Investment income

Investment income in 2013 was lower when compared to 2012. The decrease was driven by the realized gains taken in prior years. These gains captured income in those years that would have otherwise been earned over several years.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for 2013 included $6.1 million in net realized gains on the sale of fixed income investments, slightly offset by $0.3 million in other-than-temporary (“OTTI”) losses. Net realized gains for 2012 included $197.7 million in net realized gains on the sale of fixed income investments, slightly offset by $2.3 million in OTTI losses. At December 31, 2013, the net unrealized losses in our investment portfolio were $84.6 million, which included $101.4 million of gross unrealized losses, partially offset by $16.8 million of gross unrealized gains.

•	Other revenue

Other revenue for 2013 decreased compared to 2012 primarily due to a decrease in gains on the repurchase of Senior Notes. We recognized gains of $17.8 million on repurchases in 2012.

•	Losses incurred

Losses incurred for 2013 decreased compared to 2012 primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies. Losses incurred in 2012 included a one-time charge of $267.5 million which was recorded to reflect the settlement of the Freddie Mac pool dispute and an increase to loss reserve estimates of approximately $100 million to reflect the estimated cost of rescission settlement agreements.

•	Change in premium deficiency reserve

During 2013 the premium deficiency reserve on Wall Street bulk transactions declined by $26 million to $48 million as of December 31, 2013. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for 2013 is primarily related to higher estimated ultimate premiums. The premium deficiency reserve as of December 31, 2013 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for 2013 decreased when compared to 2012. The decrease primarily reflects our reduction in headcount, lower contract underwriting remedy costs, and an increase in ceding commission related to our risk sharing arrangements.

•	Interest expense

Interest expense for 2013 decreased when compared to 2012. The decrease is primarily related to a decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by the interest expense associated with the Convertible Senior Notes we issued in March 2013.

•	Income taxes

The effective tax rate provision on our pre-tax loss was 8.0% in 2013, compared to the effective tax rate benefit of (0.2%) in 2012. During those periods, the benefit from income taxes was eliminated or reduced by the recognition of a valuation allowance.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011

Total Primary NIW (In billions)	$29.8	$24.1	$14.2

Refinance volume as a % of primary NIW	26%	36%	29%

The increase in new insurance written in each of 2013 and 2012, compared to the respective prior year, was partially due to larger origination volume as well as an increase in the private mortgage insurance industry’s market share. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

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

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. Beginning in 2013, we aligned most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system, as described in our underwriting requirements. In December 2013, we reduced all of our borrower-paid monthly premium rates and most of our single premium rates subject to regulatory approval and made underwriting changes for loans greater than $625,500, while expanding the maximum loan amount to $850,000. In 2013, single premium policies were approximately 10% of our total NIW. During most of 2013, almost all of our single premium rates were above those most commonly used in the market. The percentage of our single premium policies may increase in the future as a result of the reduction in our single premium rates. These changes will reduce our future premium yields. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2012 and 2013.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). Our Gold Cert Endorsement limits our right to rescind coverage under certain circumstances. As of December 31, 2013, less than 15% of our flow, primary insurance in force was written under our Gold Cert Endorsement. However, approximately 65% of our flow, primary new insurance written in 2013, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

We are in the process of revising our master policy. The new master policy will comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that, while generally similar, differ from the limitations in our Gold Cert Endorsement. Our new master policy has been approved by the GSEs, however, it remains subject to review and approval by state insurance regulators. The GSEs have stated that in the first quarter of 2014, they will announce a uniform effective date for the new master policies of all mortgage insurers and that the effective date will not be earlier than July 1, 2014.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(In billions)

NIW	$29.8	$24.1	$14.2
Cancellations	(33.2)	(34.9)	(32.6)

Change in primary insurance in force	$(3.4)	$(10.8)	$(18.4)

Direct primary insurance in force as of December 31,	$158.7	$162.1	$172.9

Direct primary risk in force as of December 31,	$41.1	$41.7	$44.5
Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment. During 2011-2013, cancellations due to claim payments have comprised a significant amount of our cancellations.

Our persistency rate was 79.5% at December 31, 2013 compared to 79.8% at December 31, 2012 and 82.9% at December 31, 2011. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Due to refinancing, we are currently experiencing lower persistency on our 2009 through 2011 books of business. This has been partially offset by higher persistency rates on our older books of business reflecting the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of December 31, 2013, included approximately 63,100 loans with insurance in force of approximately $9.5 billion and risk in force of approximately $2.9 billion, which is approximately 77% of our bulk risk in force.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at December 31, 2013 compared to $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at December 31, 2012. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during 2013 decreased when compared to 2012. The decrease was due to our lower average insurance in force as well as an increase in premiums ceded under risk sharing arrangements.

Net premiums written and earned during 2012 decreased when compared to 2011. The decrease was due to our lower average insurance in force as well as an increase in return premium on claims paid, somewhat offset by a decrease in premiums ceded to captives and a decrease in return premium due to a lower amount of rescissions.

We expect our average insurance in force to continue to decline in the first quarter of 2014 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums earned, expressed on an annual basis, divided by the average insurance in force) for 2014 to decline significantly from the level experienced during 2013 primarily due to the new quota share reinsurance agreement under which premiums are ceded net of a profit commission as discussed in Note 11 – “Reinsurance” to our consolidated financial statements in Item 8. Under this quota share agreement we will also recognize benefits to our income statement through reductions to losses incurred and other underwriting expenses. Additional external reinsurance transactions are an option to improve our risk-to-capital ratio in light of the capital standards the GSEs are developing; see our Risk Factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.” Future external reinsurance or reductions in our premium rates (including the reductions that took effect in December 2013) will reduce our future premium yields.

Risk sharing arrangements

As discussed in Note 11 – “Reinsurance” to our consolidated financial statements in Item 8, in April 2013, MGIC and several of our competitors reached a settlement with the CFPB to resolve its investigation. As part of the settlement, without admitting or denying any liability, we have agreed that we will not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a description of these risk sharing arrangements and the related reinsurance recoverable, as well as a description of our new quota share reinsurance agreement effective April 1, 2013 and the Addendum to that quota share agreement in December 2013.

At December 31, 2013, approximately 55% of our insurance in force is subject to risk sharing arrangements, compared to 18% at September 30, 2013 and 10% at December 31, 2012. For the fourth quarter of 2013 approximately 92% of our new insurance written was subject to risk sharing arrangements, compared to 5% in the fourth quarter of 2012.

See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

Investment income

Investment income in each of 2013 and 2012 was lower when compared to the respective prior year due to a decrease in our average invested assets as we continue to meet our claim obligations, and also due in part to the realized gains taken in 2012 and 2011. These realized gains captured income in those years that would have otherwise been earned over several years. The realized gains taken in 2012 and 2011 also drove the investment yield lower. The portfolio’s average pre-tax investment yield was 1.7% at each of December 31, 2013 and 2012. The portfolio’s average pre-tax investment yield was 2.8% at December 31, 2011.

Realized gains and other-than-temporary impairments

Net realized gains for 2013 included $6.1 million in net realized gains on the sale of fixed income investments, slightly offset by $0.3 million in other-than-temporary (“OTTI”) losses. Net realized gains for 2012 included $197.7 million in net realized gains on the sale of fixed income investments, slightly offset by $2.3 million in OTTI losses. We elected to realize gains during 2012, by selling certain securities, given the favorable market conditions experienced in 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. At December 31, 2013, the net unrealized losses in our investment portfolio were $84.6 million, which included $101.4 million of gross unrealized losses, partially offset by $16.8 million of gross unrealized gains.

Net realized gains for 2011 included $143.4 million in net realized gains on the sale of fixed income investments, slightly offset by $0.7 million in OTTI losses. We elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011.

Other revenue

Other revenue for 2013 decreased compared to 2012 primarily due to a decrease in gains on debt repurchases. During 2013 we repurchased $17.2 million of our 5.375% Senior Notes due in November 2015 at par value. In 2012, we recognized $17.8 million of gains on the repurchase of $70.9 million in par value of our 5.375% Senior Notes due in November 2015.

Other revenue for 2012 decreased, when compared to 2011, due primarily to a decrease in gains recognized on debt repurchases, slightly offset by an increase in contract underwriting fees. We recognized $27.7 million in gains on the repurchase of $129.0 million in par value of our 5.375% Senior Notes in 2011.

Losses

As discussed in “Critical Accounting Policies” below and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us. For reporting purposes, we consider a loan in default when it is two or more payments past due. Loss reserves are established based on estimating the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Historically, a substantial majority of borrowers have eventually cured their delinquent loans by making their overdue payments, but this percentage has decreased significantly in recent years.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

Losses incurred

Losses incurred for 2013 decreased compared to 2012 primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies. Losses incurred in 2012 included a one-time charge of $267.5 million which was recorded to reflect the settlement of the Freddie Mac pool dispute and an increase to loss reserve estimates of approximately $100 million to reflect the estimated cost of rescission settlement agreements. The primary default inventory decreased by 36,517 delinquencies in 2013, compared to a decrease of 35,794 in 2012. There was a slight increase in the estimated claim rate in 2013, compared to a larger increase in the estimated claim rate in 2012. There was a slight decrease in the estimated severity in 2013, compared to a larger decrease in the estimated severity in 2012.

In 2013, net losses incurred were $839 million, comprised of $899 million of current year loss development partially offset by $60 million of favorable prior years’ loss development. In 2012, net losses incurred were $2,067 million, comprised of $1,494 million of current year loss development and $573 million of unfavorable prior years’ loss development. In 2011, net losses incurred were $1,715 million, comprised of $1,814 million of current year loss development, offset by $99 million of favorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 and “Critical Accounting Policies” below for a discussion of our losses incurred and claims paying practices.

 Information about the composition of the primary insurance default inventory at December 31, 2013, 2012 and 2011 appears in the table below.

	December 31,
	2013	2012	2011

Total loans delinquent (1)	103,328	139,845	175,639
Percentage of loans delinquent (default rate)	10.76%	13.90%	16.11%

Prime loans delinquent (2)	65,724	90,270	112,403
Percentage of prime loans delinquent(default rate)	7.82%	10.44%	12.20%

A-minus loans delinquent (2)	16,496	20,884	25,989
Percentage of A-minus loans delinquent (default rate)	30.41%	32.92%	35.10%

Subprime credit loans delinquent (2)	6,391	7,668	9,326
Percentage of subprime credit loans delinquent (default rate)	38.70%	40.78%	43.60%

Reduced documentation loans delinquent (3)	14,717	21,023	27,921
Percentage of reduced documentation loans delinquent (default rate)	30.41%	35.23%	37.96%

General Notes: (a) The FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 5,854 defaults with a risk of $281 million as of December 31, 2013.

(1) At December 31, 2013, 2012 and 2011 20,955, 25,282 and 30,250 loans in default, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at December 31, 2013, 2012 and 2011 appear in the table below.

Gross Reserves	December 31,
	2013	2012	2011

Primary:
Direct loss reserves (in millions)	$2,834	$3,744	$4,249
Ending default inventory	103,328	139,845	175,639
Average direct reserve per default	$27,425	$26,771	$24,193

Primary claims received inventory included in ending default inventory	6,948	11,731	12,610

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$82	$120	$278
Without aggregate loss limits	17	20	21
Reserves related to Freddie Mac settlement (2)	126	167	-
Total pool direct loss reserves	$225	$307	$299

Ending default inventory:
With aggregate loss limits	5,496	7,243	31,483
Without aggregate loss limits	1,067	1,351	1,488
Total pool ending default inventory	6,563	8,594	32,971

Pool claims received inventory included in ending default inventory	173	304	1,398

Other gross reserves (in millions)	$2	$6	$10

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at December 31, 2013, 2012 and 2011 appears in the table below.

Losses by Region

Primary Default Inventory

Region	2013	2012	2011
Great Lakes	12,049	16,538	22,158
Mid-Atlantic	5,469	6,948	8,058
New England	5,056	6,160	6,913
North Central	11,225	16,367	20,860
Northeast	15,223	17,553	18,385
Pacific	8,313	13,235	18,381
Plains	3,156	4,126	5,462
South Central	11,606	15,418	21,035
Southeast	31,231	43,500	54,387
Total	103,328	139,845	175,639

Primary Loss Reserves
(In millions)

Region	2013	2012	2011
Great Lakes	$206	$295	$348
Mid-Atlantic	123	178	205
New England	139	144	149
North Central	313	445	454
Northeast	417	371	325
Pacific	360	599	750
Plains	53	69	84
South Central	192	301	413
Southeast	849	1,089	1,198
Total before IBNR and LAE	$2,652	$3,491	$3,926
IBNR and LAE	182	253	323
Total	$2,834	$3,744	$4,249

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central: IL, MN, MO, WI
Northeast: NJ, NY, PA
Pacific: CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at December 31, 2013, 2012 and 2011 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)
	2013	2012	2011
Flow	$1,911	$2,586	$2,820
Bulk	741	905	1,106
Total primary reserves	$2,652	$3,491	$3,926

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2013 paid claims, excluding payments associated with the Countrywide settlement) for the years ended December 31, 2013, 2012 and 2011 appears in the table below.

Primary average claim paid

	2013*	2012	2011
Florida	$53,647	$57,181	$59,216
California	84,862	87,305	85,205
Illinois	47,872	47,615	49,654
Washington	63,616	68,143	64,665
Ohio	31,046	31,491	32,397
All other states	41,709	43,473	45,190

All states	$46,375	$48,722	$49,887

*Excludes claim payments associated with the implementation of the settlement agreement with Countrywide as discussed in Note 20 - "Litigation and Contingencies" to our consolidated financial statements in Item 8.

The primary average loan size of our insurance in force at December 31, 2013, 2012 and 2011 appears in the table below.

Primary average loan size
	2013	2012	2011
Total insurance in force	$165,310	$161,060	$158,590
Prime (FICO 620 & >)	167,660	162,450	158,870
A-Minus (FICO 575-619)	127,280	128,850	130,700
Subprime (FICO < 575)	118,510	119,630	121,130
Reduced doc (All FICOs)(1)	183,050	188,210	194,060

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at December 31, 2013, 2012 and 2011 for the top 5 states (based on 2013 paid claims, excluding payments associated with the Countrywide settlement) appears in the table below.

Primary average loan size
	2013	2012	2011
Florida	$172,869	$171,884	$174,439
California	282,660	281,288	284,034
Illinois	154,694	154,158	154,084
Washington	225,023	223,840	223,258
Ohio	124,709	121,493	118,724
All other states	159,630	154,901	151,932

Information about net paid claims during the years ended December 31, 2013, 2012 and 2011 appears in the table below.

Net paid claims (In millions)
	2013	2012	2011
Prime (FICO 620 & >)	$1,163	$1,558	$1,772
A-Minus (FICO 575-619)	179	235	283
Subprime (FICO < 575)	50	65	70
Reduced doc (All FICOs)(1)	219	372	429
Pool (2)	104	334	480
Other (3)	107	5	6
Direct losses paid	1,822	2,569	3,040
Reinsurance	(61)	(90)	(140)
Net losses paid	1,761	2,479	2,900
LAE	36	45	60
Net losses and LAE paid before terminations	1,797	2,524	2,960
Reinsurance terminations	(3)	(6)	(39)
Net losses and LAE paid	$1,794	$2,518	$2,921

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
(2) 2013 and 2012 include $41 million and $100 million, respectively, paid under the terms of our settlement with Freddie Mac as discussed in Note 9 - "Loss Reserves" to our consolidated financial statements in Item 8.
(3) 2013 includes $105 million associated with the implementation of the Countrywide settlement as discussed in Note 20 - "Litigation and Contingencies" to our consolidated financial statements in Item 8.

Primary claims paid for the top 15 states (based on 2013 paid claims, excluding payments associated with the Countrywide settlement) and all other states for the years ended December 31, 2013, 2012 and 2011 appears in the table below.

Paid Claims by state (In millions)

	2013*	2012	2011

Florida	$297	$317	$303
California	147	309	357
Illinois	139	144	101
Washington	69	64	74
Ohio	60	70	76
Georgia	58	99	130
Michigan	57	110	138
Arizona	54	122	203
Maryland	51	47	51
Nevada	47	88	134
Pennsylvania	46	38	39
Wisconsin	41	50	46
North Carolina	38	48	40
New Jersey	33	27	27
Minnesota	32	59	65
All other states	442	638	770
	$1,611	$2,230	$2,554
Other (Pool, LAE, Reinsurance and Other)	183	288	367
Net losses and LAE paid	$1,794	$2,518	$2,921

*In 2013 the claims paid associated with our settlement agreement with Countrywide is included in "Other" above and not in the specific state disclosure.

We believe paid claims will continue to decline in 2014, excluding the expected impact of the remaining Countrywide settlement as discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8 and in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

The primary default inventory for the top 15 states (based on 2013 paid claims, excluding payments associated with the Countrywide settlement) at December 31, 2013, 2012 and 2011 appears in the table below.

	2013	2012	2011
Florida	14,685	22,024	27,533
California	3,656	6,201	9,542
Illinois	6,167	9,313	11,420
Washington	1,986	3,053	3,467
Ohio	5,055	6,647	8,357
Georgia	3,515	5,100	6,744
Michigan	3,284	4,808	7,269
Arizona	1,195	2,161	3,809
Maryland	2,791	3,486	3,869
Nevada	1,189	2,053	3,001
Pennsylvania	5,449	6,627	7,155
Wisconsin	2,176	3,086	3,945
North Carolina	2,886	3,956	4,929
New Jersey	4,646	5,303	5,362
Minnesota	1,326	1,937	2,778
All other states	43,322	54,090	66,459
	103,328	139,845	175,639

The primary default inventory at December 31, 2013, 2012 and 2011 separated between our flow and bulk business appears in the table below.

	2013	2012	2011
Flow	77,851	107,497	134,101
Bulk	25,477	32,348	41,538
	103,328	139,845	175,639

The flow default inventory by policy year at December 31, 2013, 2012 and 2011 appears in the table below.

Flow default inventory by policy year

Policy year:	2013	2012	2011
2002 and prior	6,488	9,157	12,006
2003	4,096	5,731	7,403
2004	6,085	8,142	10,116
2005	9,217	12,582	15,594
2006	13,385	18,257	23,078
2007	28,350	40,357	50,664
2008	8,674	11,914	14,247
2009	749	901	800
2010	327	264	168
2011	243	148	25
2012	189	44	-
2013	48	-	-
	77,851	107,497	134,101

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 49% of our total primary risk in force at December 31, 2013 compared to approximately 58% at December 31, 2012.

As of December 31, 2013, 38% of our primary risk in force was written subsequent to December 31, 2009, 42% of our primary risk in force was written subsequent to December 31, 2008, and 53% of our primary risk in force was written subsequent to December 31, 2007. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of December 31, 2013, 2012 and 2011 was $48 million, $74 million and $135 million, respectively. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2013, 2012 and 2011 was 1.6%, 1.3% and 2.3%, respectively.

See Note 10 – “Premium Deficiency Reserve” to our consolidated financial statements in Item 8 for a discussion of our premium deficiency reserve, as well as under “Critical Accounting Policies” below.

Underwriting and other expenses

Underwriting and other expenses for 2013 decreased when compared to 2012. The decrease primarily reflects our reduction in headcount, a decrease in contract underwriting remedy costs and an increase in ceding commission related to our risk sharing arrangements.

Underwriting and other expenses for 2012 decreased when compared to 2011. The decrease primarily reflects our reduction in headcount.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011

Loss ratio	88.9%	200.1%	152.6%
Underwriting expense ratio	18.6%	15.2%	16.0%
Combined ratio	107.5%	215.3%	168.6%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in 2013 compared to 2012, was due to a decrease in losses incurred, somewhat offset by a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The increase in the underwriting expense ratio in 2013 compared to 2012, was due to a decrease in premiums written as well as an increase in underwriting and other expenses of our combined insurance operations. The combined ratio is the sum of the loss ratio and the underwriting expense ratio.

The increase in the loss ratio in 2012, compared to 2011, was due to an increase in losses incurred, as well as a decrease in premiums earned. The decrease in the underwriting expense ratio in 2012, compared to 2011, was due to a decrease in underwriting and other expenses of the combined insurance operations, partially offset by a decrease in premiums written.

Interest expense

Interest expense for 2013 decreased when compared to 2012. The decrease is primarily related to a decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by the interest expense associated with the Convertible Senior Notes we issued in March 2013.

Interest expense for 2012 decreased when compared to 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

Income taxes

The effective tax rate provision on our pre-tax loss was 8.0% in 2013 compared to the effective tax rate (benefit) provision of (0.2%) and 0.3%, in 2012, and 2011, respectively. During those periods, the benefit from income taxes was eliminated or reduced by the recognition of a valuation allowance.

See Note 14 – “Income Taxes” to our consolidated financial statements in Item 8 for a discussion of our tax position.

Financial Condition

At December 31, 2013 the total fair value of our investment portfolio was $4.9 billion. In addition, at December 31, 2013 our total assets included approximately $350 million of cash and cash equivalents as shown on our consolidated balance sheet. At December 31, 2013, based on fair value, virtually all of our fixed income securities were investment grade securities. The percentage of investments rated BBB may increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. More than 99% of our fixed income securities are readily marketable. The composition of ratings at December 31, 2013, 2012 and 2011 are shown in the table below.

Investment Portfolio Ratings
	December 31,
	2013	2012	2011

AAA	42%	52%	37%
AA	17%	15%	26%
A	27%	22%	27%
BBB	14%	11%	10%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 2% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. At December 31, 2013, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2013, the modified duration of our fixed income investment portfolio was 3.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 6 – “Investments” to our consolidated financial statements in Item 8 for additional disclosure surrounding our investment portfolio.

At December 31, 2013, we had outstanding $82.9 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $86 million, $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $389 million, $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $686 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $439 million. See Note 8 – “Debt” to our consolidated financial statements in Item 8 for additional disclosure on our debt.

See Note 14 – “Income Taxes” to our consolidated financial statements in Item 8 for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2013, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $42.1 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary has experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for the year ended December 31, 2013 was approximately $5 million, but may increase in the future.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums, net of risk sharing arrangements, that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from risk sharing arrangements (which is discussed in “Results of Consolidated Operations – Risk sharing arrangements” above).

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$83 million of 5.375% Senior Notes due in November 2015,

•	$345 million of 5% Convertible Senior Notes due in 2017,

•	$500 million of 2% Convertible Senior Notes due in 2020,

•	$390 million of 9% Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

Subject to certain limitations and restrictions, holders of each of the convertible debt issues may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated.

Since 2009, our claim payments have exceeded our premiums received. We expect that this trend will continue. Due to the uncertainty regarding how factors such as new loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries. As long as the trends discussed above continue, we expect to experience significant declines in our investment portfolio.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(971,531)	$(1,568,600)	$(1,883,851)
Investing activities	(854,127)	1,653,533	1,754,217
Financing activities	1,130,725	(53,107)	(178,721)

(Decrease) increase in cash and cash equivalents	$(694,933)	$31,826	$(308,355)

Cash used in operating activities for 2013 and 2012 was lower, when compared to the prior year, due to a decrease in losses paid, partially offset by a decrease in premiums collected.

Cash used in investing activities for 2013 was higher when compared to 2012 and 2011 due to investment activity related to the proceeds from our concurrent common stock and convertible senior notes offerings in March 2013 discussed in Note 8 – “Debt” and Note 15 – “Shareholders’ Equity” to our consolidated financial statements in Item 8 as well as our election in 2012 and 2011 to realize gains by selling certain securities. The increase in cash provided from financing activities in 2013, compared to 2012 and 2011, was also related to these offerings.

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

Debt at Our Holding Company and Holding Company Capital Resources

See Note 8 – “Debt” and Note 15 – “Shareholders’ Equity” to our consolidated financial statements in Item 8 for information related to our sale of common stock and issuance of convertible senior notes in March 2013.

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2014, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At December 31, 2013, we had approximately $560 million in cash and investments at our holding company.

As of December 31, 2013, our holding company’s debt obligations were $1,317 million in par value consisting of:

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

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $800 million in the first quarter of 2013, $100 million in December 2012 and $200 million in December 2011 to support its insurance operations. Any further contributions to our insurance operations or other non-insurance affiliates would further decrease our holding company cash and investments. See discussion of our non-insurance contract underwriting services under “Financial Condition” above and in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8. We may also contribute funds to our insurance operations in connection with the implementation of revised mortgage insurer capital standards by the GSEs or NAIC. See “Overview – Capital” above for a discussion of these capital standards.

During 2013 we repurchased $17.2 million of our 5.375% Senior Notes due in November 2015 at par value. In 2012, we repurchased approximately $70.9 million in par value of our 5.375% Senior Notes due in November 2015, at a cost of $53.1 million. We recognized $17.8 million in gains on the 2012 repurchases, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2012. In addition, in February 2014, we repurchased an additional $20.9 million in par value of the 5.375% Senior Notes at a cost slightly above par. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

	December 31,
	2013	2012
	(In millions, except ratio)

Risk in force - net (1)	$24,054	$30,802

Statutory policyholders' surplus	$1,521	$689
Statutory contingency reserve	-	-

Statutory policyholders' position	$1,521	$689

Risk-to-capital	15.8:1	44.7:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	December 31,
	2013	2012
	(In millions, except ratio)

Risk in force - net (1)	$29,468	$36,113

Statutory policyholders' surplus	$1,584	$749
Statutory contingency reserve	19	6

Statutory policyholders' position	$1,603	$755

Risk-to-capital	18.4:1	47.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($4.7 billion at December 31, 2013 and $6.5 billion at December 31, 2012) and for which loss reserves have been established.

Statutory policyholders’ position increased in 2013, due to an $800 million capital contribution to MGIC from part of the proceeds from our March 2013 sale of common stock and issuance of convertible senior notes. Our risk in force, net of reinsurance, decreased in 2013, due to the Addendum to our quota share reinsurance agreement discussed in Note 1 –“Nature of Business – Capital” and Note 11 – “Reinsurance” to our consolidated financial statements in Item 8. Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

For additional information regarding regulatory capital see Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 as well as our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item IA.

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba3 by Moody’s Investors Service with a stable outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB with a positive outlook. For further information about the importance of MGIC’s ratings, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A.

Contractual Obligations

At December 31, 2013, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,187	$67	$212	$444	$2,464
Operating lease obligations	3	1	1	1	-
Tax obligations	18	-	-	18	-
Purchase obligations	3	2	1	-	-
Pension, SERP and other post-retirement benefit plans	182	13	29	33	107
Other long-term liabilities	3,061	1,592	1,255	214	-

Total	$6,454	$1,675	$1,498	$710	$2,571

Our long-term debt obligations at December 31, 2013 include, $82.9 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in Item 8. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 14 – “Income Taxes” to our consolidated financial statements in Item 8. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit Plans” to our consolidated financial statements in Item 8 for discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. Due to the uncertainty regarding how certain factors, such as new loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 and “-Critical Accounting Policies” below. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

Critical Accounting Policies

We believe that the accounting policies described below involved significant judgments and estimates used in the preparation of our consolidated financial statements.

Loss reserves and premium deficiency reserves

Loss reserves

Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. For reporting purposes, we consider a loan in default when it is two or more payments past due. Reserves are also established for estimated losses incurred on notices of default not yet reported. Even though the accounting standard, Accounting Standards Codification (“ASC”) 944, regarding accounting and reporting by insurance entities specifically excluded mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default.

We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. The liability for reinsurance assumed is based on information provided by the ceding companies.

The incurred but not reported, or IBNR,  reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim amounts for the estimated number of defaults not reported. As of December 31, 2013 and 2012, we had IBNR reserves of approximately $128 million and $180 million, respectively.

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

In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations.  For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor would change the reserve amount by approximately $112 million as of December 31, 2013. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred	Reserve at
	related to	end of
	prior years (1)	prior year
	(In thousands)
2013	$(59,687)	$4,056,843
2012	573,120	4,557,512
2011	(99,328)	5,884,171
2010	(266,908)	6,704,990
2009	466,765	4,775,552

(1)	A positive number for a prior year indicates a deficiency of loss reserves, and a negative number for a prior year indicates a redundancy of loss reserves.

See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 for a discussion of recent loss development.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment. Loss reserves in the most recent years contain a greater degree of uncertainty, even though the estimates are based on the best available data.

For more information regarding our claims paying practices and related legal proceedings, see Note 9 – “Loss Reserves” and Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8.

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

As is the case with our loss reserves, as discussed above, the severity of claims and claim rates, as well as persistency for the premium deficiency calculation, are likely to be affected by external events, including actual economic conditions, as well as future rescission activity. However, our estimation process does not include a correlation between these economic conditions and our assumptions because it is our experience that an analysis of that nature would not produce reliable results.  In considering the potential sensitivity of the factors underlying management’s best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve and, correspondingly, on our results of operations.  For example, a $1,000 change in the average severity combined with a 1% change in the average claim rate could change the Wall Street bulk premium deficiency reserve amount by approximately $44 million.  Additionally, a 5% change in the persistency of the underlying loans could change the Wall Street bulk premium deficiency reserve amount by approximately $12 million.  We do not anticipate changes in the discount rate will be significant enough as to result in material changes in the calculation.

Revenue recognition

When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated incurred loss pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender. Cancellations also include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the lender and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. The actual return of premium affects premium written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Deferred insurance policy acquisition costs

Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs. The deferred costs are net of any reinsurance recoveries from ceding commissions associated with our risk sharing arrangements. Deferred insurance policy acquisition costs arising from each book of business are charged against revenue in the same proportion that the underwriting profit for the period of the charge bears to the total underwriting profit over the life of the policies. The underwriting profit and the life of the policies are estimated and are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. Interest is accrued on the unamortized balance of deferred insurance policy acquisition costs.

Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2013, the persistency rate of our primary mortgage insurance was 79.5%, compared to 79.8% at December 31, 2012.  This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2013.  A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.

If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Fair Value Measurements

For the years ended December 31, 2013, 2012 and 2011, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

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

Assets classified as Level 3 are as follows:

•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities, at December 31, 2012, primarily consisted of auction rate securities for which observable inputs or value drivers were unavailable. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2012. The DCF model for estimating the fair value of the auction rate securities as of December 31, 2012 was based on the following key assumptions:

▪	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
▪	Time to liquidity through December 31, 2013;
▪	Continued receipt of contractual interest; and
▪	Discount rates ranging from 16.87% to 18.35%, which include a spread for liquidity risk.

During the first three months of 2013 we sold our remaining auction rate securities.  At December 31, 2013, the majority of the $3 million balance of Level 3 securities is state premium tax credit investments.  The state premium tax credit investments have an average maturity of under 5 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.3%.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2013, 2012 and 2011 we recognized OTTI losses in earnings of $0.3 million, $2.3 million and $0.7 million, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2013, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 3.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.2% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 8.	Financial Statements and Supplementary Data.

 The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS	(In thousands)

Investment portfolio (notes 6 and 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2013 - $4,948,543; 2012 - $4,185,937)	$4,863,925	$4,227,339
Equity securities	2,894	2,936
Total investment portfolio	4,866,819	4,230,275
Cash and cash equivalents	332,692	1,027,625
Restricted cash and cash equivalents (note 2)	17,440	-
Accrued investment income	31,660	27,243
Prepaid reinsurance premiums (note 11)	36,243	841
Reinsurance recoverable on loss reserves (note 11)	64,085	104,848
Reinsurance recoverable on paid losses	10,425	15,605
Premiums receivable	62,301	67,828
Home office and equipment, net	26,185	27,190
Deferred insurance policy acquisition costs	9,721	11,245
Other assets	143,819	61,624
Total assets	$5,601,390	$5,574,324

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Loss reserves (notes 9 and 11)	$3,061,401	$4,056,843
Premium deficiency reserve (note 10)	48,461	73,781
Unearned premiums (note 11)	154,479	138,840
Senior notes (note 8)	82,773	99,910
Convertible senior notes (note 8)	845,000	345,000
Convertible junior debentures (note 8)	389,522	379,609
Other liabilities	275,216	283,401
Total liabilities	4,856,852	5,377,384

Contingencies (note 20)

Shareholders' equity (note 15):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2013 - 340,047; 2012 - 205,047; outstanding 2013 - 337,758; 2012 - 202,032)	340,047	205,047
Paid-in capital	1,661,269	1,135,296
Treasury stock (shares at cost 2013 - 2,289; 2012 - 3,015)	(64,435)	(104,959)
Accumulated other comprehensive loss, net of tax (note 12)	(117,726)	(48,163)
Retained deficit	(1,074,617)	(990,281)
Total shareholders' equity	744,538	196,940
Total liabilities and shareholders' equity	$5,601,390	$5,574,324

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$994,910	$1,049,549	$1,119,182
Assumed	2,074	2,425	(4,898)
Ceded (note 11)	(73,503)	(34,142)	(49,904)
Net premiums written	923,481	1,017,832	1,064,380
Decrease in unearned premiums	19,570	15,338	59,455
Net premiums earned (note 11)	943,051	1,033,170	1,123,835

Investment income, net of expenses (note 6)	80,739	121,640	201,270
Realized investment gains, net (note 6)	6,059	197,719	143,430

Total other-than-temporary impairment losses	(328)	(2,310)	(715)
Portion of losses recognized in other comprehensive income (loss), before taxes (note 12)	-	-	-
Net impairment losses recognized in earnings	(328)	(2,310)	(715)

Other revenue	9,914	28,145	36,459
Total revenues	1,039,435	1,378,364	1,504,279

Losses and expenses:
Losses incurred, net (notes 9 and 11)	838,726	2,067,253	1,714,707
Change in premium deficiency reserve (note 10)	(25,320)	(61,036)	(44,150)
Amortization of deferred policy acquisition costs	10,641	7,452	6,880
Other underwriting and operating expenses, net (note 11)	181,877	193,995	207,870
Interest expense (note 8)	79,663	99,344	103,271
Total losses and expenses	1,085,587	2,307,008	1,988,578
Loss before tax	(46,152)	(928,644)	(484,299)
Provision for (benefit from) income taxes (note 14)	3,696	(1,565)	1,593

Net loss	$(49,848)	$(927,079)	$(485,892)

Loss per share (note 3):
Basic	$(0.16)	$(4.59)	$(2.42)
Diluted	$(0.16)	$(4.59)	$(2.42)

Weighted average common shares outstanding - basic (note 3)	311,754	201,892	201,019

Weighted average common shares outstanding - diluted (note 3)	311,754	201,892	201,019

Dividends per share	$-	$-	$-

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)

Net Loss	$(49,848)	$(927,079)	$(485,892)

Other comprehensive income (loss), net of tax (note 12):

Change in unrealized investment gains and losses (note 6)	(123,591)	(78,659)	21,057

Benefit plans adjustment (note 13)	68,038	(1,221)	(12,862)

Foreign currency translation adjustment	(14,010)	1,593	(207)

Other comprehensive (loss) income, net of tax	(69,563)	(78,287)	7,988

Comprehensive loss	$(119,411)	$(1,005,366)	$(477,904)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2011, 2012 and 2013

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss) (note 12)	Retained earnings/(deficit)
	(In thousands)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562
Net loss	-	-	-	-	(485,892)
Change in unrealized investment gains and losses, net	-	-	-	21,057	-
Reissuance of treasury stock, net	-	(14,577)	60,090	-	(51,305)
Equity compensation	-	11,456	-	-	-
Benefit plans adjustments, net	-	-	-	(12,862)	-
Unrealized foreign currency translation adjustment, net	-	-	-	(207)	-

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)
Net loss	-	-	-	-	(927,079)
Change in unrealized investment gains and losses, net	-	-	-	(78,659)	-
Reissuance of treasury stock, net	-	(8,749)	57,583	-	(51,567)
Equity compensation	-	8,224	-	-	-
Benefit plans adjustments, net	-	-	-	(1,221)	-
Unrealized foreign currency translation adjustment, net	-	-	-	1,593	-

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)
Net loss	-	-	-	-	(49,848)
Change in unrealized investment gains and losses, net (note 6)	-	-	-	(123,591)	-
Common stock issuance (note 15)	135,000	528,335	-	-	-
Reissuance of treasury stock, net (note 15)	-	(7,892)	40,524	-	(34,488)
Equity compensation (note 18)	-	5,530	-	-	-
Benefit plans adjustments, net (note 13)	-	-	-	68,038	-
Unrealized foreign currency translation adjustment, net	-	-	-	(14,010)	-
Balance, December 31, 2013	$340,047	$1,661,269	$(64,435)	$(117,726)	$(1,074,617)

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(49,848)	$(927,079)	$(485,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	68,716	100,135	84,828
Deferred tax provision (benefit)	590	(34)	(738)
Realized investment gains, net	(6,059)	(197,719)	(143,430)
Net investment impairment losses	328	2,310	715
Gain on repurchase on senior notes	-	(17,775)	(27,688)
Other	27,709	(21,802)	(15,238)
Change in certain assets and liabilities:
Accrued investment income	(4,417)	28,423	14,639
Prepaid reinsurance premium	(35,402)	776	1,020
Reinsurance recoverable on loss reserves	40,763	49,759	120,683
Reinsurance recoverable on paid losses	5,180	4,286	14,269
Premiums receivable	5,527	3,245	8,494
Deferred insurance policy acquisition costs	1,524	(3,740)	777
Real estate	(9,817)	(1,842)	4,599
Loss reserves	(995,442)	(500,669)	(1,326,659)
Premium deficiency reserve	(25,320)	(61,036)	(44,150)
Unearned premiums	15,639	(16,026)	(60,291)
Return premium	(11,800)	(11,700)	(28,300)
Income taxes payable (current)	598	1,888	(1,489)

Net cash used in operating activities	(971,531)	(1,568,600)	(1,883,851)

Cash flows from investing activities:
Investment purchases:
Equity securities	(111)	(132)	(126)
Fixed maturities	(3,248,602)	(5,025,204)	(4,393,471)
Proceeds from sale of:
Equity securities	-	-	504
Fixed maturities	1,054,985	5,216,934	4,742,213
Proceeds from maturity of fixed maturities	1,357,028	1,461,955	1,407,325
Net increase (decrease) in payable for securities	13	(20)	(2,228)
Net change in restricted cash	(17,440)	-	-
Net cash (used in) provided by investing activities	(854,127)	1,653,533	1,754,217

Cash flows from financing activities:
Repayment of long-term debt	(17,235)	(53,107)	(178,721)
Net proceeds from convertible senior notes	484,625	-	-
Common stock shares issued	663,335	-	-
Net cash provided by (used in) financing activities	1,130,725	(53,107)	(178,721)
Net (decrease) increase in cash and cash equivalents	(694,933)	31,826	(308,355)
Cash and cash equivalents at beginning of year	1,027,625	995,799	1,304,154
Cash and cash equivalents at end of year	$332,692	$1,027,625	$995,799

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

At December 31, 2013, our direct domestic primary insurance in force was $158.7 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct domestic primary risk in force was $41.1 billion, which represents the insurance in force multiplied by the insurance coverage percentage. Our direct pool risk in force at December 31, 2013 was approximately $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits). Our risk in force in Australia at December 31, 2013 was approximately $480 million which represents the risk associated with 100% coverage on the insurance in force. The mortgage insurance we provided in Australia only covers the unpaid loan balance after the sale of the underlying property.

Capital - GSEs

Substantially all of our insurance written is for loans sold to Fannie Mae and Freddie Mac (the “GSEs”), each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. The GSEs may include new eligibility requirements as part of our current remediation plan. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan.

The GSEs previously advised us that, at the direction of their conservator, the Federal Housing Finance Agency (“FHFA”), they will be revising the eligibility requirements for all mortgage insurers and replacing their existing financial strength rating requirements with capital standards (the “GSE Capital Standards”). In early 2014, the FHFA is expected to provide state insurance regulators a draft of the proposed eligibility requirements and to allow the state insurance regulators a comment period of up to six weeks in which to review the eligibility standards on a confidential basis. After considering any changes suggested by the state insurance regulators, the FHFA is expected to release the proposed eligibility requirements for public comment. We have not been informed of the content of the new eligibility requirements, including the GSE Capital Standards, their timeframes for effectiveness, or the length of the public comment period.

We have various alternatives available to improve our existing risk-to-capital position, including contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital, which could be contributed to MGIC. While there can be no assurance that MGIC would meet the GSE Capital Standards by their effective date, we believe we could implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer after the GSE Capital Standards are fully effective. If MGIC (or MIC, under certain circumstances) ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

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

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. In the fourth quarter of 2013, approximately $42.9 million was released from escrow in connection with the BANA agreement. At December 31, 2013, approximately $17.4 million remains in escrow in connection with the CHL agreement. See additional discussion of these settlement agreements in Note 20 – “Litigation and contingencies.”

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2012 and 2011 amounts to conform to the 2013 presentation.

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

During 2013 we sold our remaining auction rate securities.  At December 31, 2013, the majority of the $3 million balance of Level 3 securities is state premium tax credit investments.  The state premium tax credit investments have an average maturity of under 5 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.3%.

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

Home office and equipment is shown net of accumulated depreciation of $53.0 million, $51.3 million and $65.2 million at December 31, 2013, 2012 and 2011, respectively. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $1.8 million, $1.9 million and $2.3 million, respectively.

Deferred Insurance Policy Acquisition Costs

Costs directly associated with the successful acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs ("DAC"). The deferred costs are net of any reinsurance recoveries from ceding commissions associated with our risk sharing arrangements. For each underwriting year of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies.  We utilize anticipated investment income in our calculation. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development.  If a premium deficiency exists, we reduce the related DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the related DAC balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Loss Reserves

Reserves are established for reported insurance losses and loss adjustment expenses based on when we receive notices of default on insured mortgage loans. For reporting purposes, we consider a loan in default when it is two or more payments past due. Reserves are also established for estimated losses incurred on notices of default not yet reported to us. Even though the accounting standard, Accounting Standards Codification (“ASC”) 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss estimates are established based upon historical experience, including rescission and loan modification activity. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

The incurred but not reported ("IBNR") reserves result from defaults occurring prior to the close of an accounting period, but which have not been reported to us.  Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim amounts for the estimated number of defaults not reported.

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process. Reserves are also ceded to reinsurers under our risk sharing arrangements. (See Note 9 – “Loss Reserves” and Note 11 – “Reinsurance.”)

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

Revenue Recognition

We write policies which are guaranteed renewable contracts at the insured's option on a single, annual or monthly premium basis. We have no ability to reunderwrite or reprice these contracts.  Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term.  Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated incurred loss pattern based on historical experience.  Premiums written on annual policies are earned on a monthly pro rata basis.  Premiums written on monthly policies are earned as coverage is provided.  When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender. Cancellations also include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the lender and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. The actual return of premium for all periods affects premiums written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred insurance policy acquisition costs.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay. Fee income consists primarily of contract underwriting and related fee-based services provided to lenders and is included in “Other revenue” on the statement of operations.

Income Taxes

Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items.  The expected tax effects are computed at the current federal tax rate.  We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, the expected occurrence of future income or loss and available tax planning strategies. As discussed in Note 14 –“Income Taxes,” we continue to reduce our benefit from income tax through the recognition of a valuation allowance.

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

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance agreements.  Ceded loss reserves are reflected as "Reinsurance recoverable on loss reserves."  Ceded unearned premiums are reflected as “Prepaid reinsurance premiums.” Amounts due from reinsurers on paid claims are reflected as “Reinsurance recoverable on paid losses.” Ceded premiums payable are included in “Other liabilities.” Any profit commissions are included with “Premiums written – Ceded” and any ceding commissions are included with “Other underwriting and operating expenses, net.” We remain liable for all reinsurance ceded.  (See Note 11 – “Reinsurance.”)

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

Share-Based Compensation

We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period.  The fair value of awards classified as liabilities is remeasured at each reporting period until the award is settled. Awards under our plans generally vest over periods ranging from one to three years.  (See Note 18 – “Share-based Compensation Plans.”)

Earnings per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities (with non-forfeitable rights to dividends) of 0.1 million, 1.1 million and 1.1 million, respectively, for the years ended December 31, 2013, 2012 and 2011 because they were anti-dilutive due to our reported net loss.  Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations, then our diluted EPS is computed in the same manner as the basic EPS. In addition, if any common stock equivalents are anti-dilutive they are always excluded from the calculation. The following is a reconciliation of the weighted average number of shares; for the years ended December 31, 2013, 2012 and 2011, common stock equivalents of 114.3 million, 61.7 million and 55.6 million, respectively, were not included because they were anti-dilutive.

	Years Ended December 31,

	2013	2012	2011
	(In thousands, except per share data)

Basic loss per share:
Average common shares outstanding	311,754	201,892	201,019
Net loss	$(49,848)	$(927,079)	$(485,892)
Basic loss per share	$(0.16)	$(4.59)	$(2.42)

Diluted loss per share:

Weighted-average shares - Basic	311,754	201,892	201,019
Common stock equivalents	-	-	-

Weighted-average shares - Diluted	311,754	201,892	201,019

Net loss	$(49,848)	$(927,079)	$(485,892)
Diluted loss per share	$(0.16)	$(4.59)	$(2.42)

4.	New Accounting Policies

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

In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. This new guidance will have no impact on our consolidated financial statements and disclosures.

5.	Related Party Transactions

There were no related party transactions during 2013, 2012 or 2011.

6.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2013 and 2012 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$663,642	$1,469	$(25,521)	$639,590
Obligations of U.S. states and political subdivisions	932,922	5,865	(17,420)	921,367
Corporate debt securities	2,190,095	6,313	(24,993)	2,171,415
Asset-backed securities	399,839	1,100	(453)	400,486
Residential mortgage-backed securities	383,368	146	(24,977)	358,537
Commercial mortgage-backed securities	277,920	131	(6,668)	271,383
Collateralized loan obligations	61,337	-	(1,042)	60,295
Debt securities issued by foreign sovereign governments	39,420	1,722	(290)	40,852
Total debt securities	4,948,543	16,746	(101,364)	4,863,925
Equity securities	2,908	9	(23)	2,894

Total investment portfolio	$4,951,451	$16,755	$(101,387)	$4,866,819

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$863,282	$3,040	$(71)	$866,251
Obligations of U.S. states and political subdivisions	795,935	16,965	(506)	812,394
Corporate debt securities	1,469,844	13,813	(2,716)	1,480,941
Asset-backed securities	322,802	1,657	(23)	324,436
Residential mortgage-backed securities	451,352	871	(1,314)	450,909
Commercial mortgage-backed securities	150,232	524	(414)	150,342
Debt securities issued by foreign sovereign governments	132,490	9,784	(208)	142,066
Total debt securities	4,185,937	46,654	(5,252)	4,227,339
Equity securities	2,797	139	-	2,936

Total investment portfolio	$4,188,734	$46,793	$(5,252)	$4,230,275

(1)	There were no other-than-temporary impairment losses recorded in other comprehensive income at December 31, 2013 and 2012.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. In December 2013, our Australian subsidiary liquidated a portion of its investment portfolio and repatriated, with regulatory approval, $89.5 million to its parent MGIC. The remaining portfolio is comprised of Australian government and semi government securities, representing 84% of the market value of our foreign investments with the remaining 11% invested in corporate securities and 5% in cash equivalents. Seventy-eight percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 22% is rated AA. At December 31, 2013 the equity value in our Australian operations was approximately $46 million.

The amortized cost and fair values of debt securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
December 31, 2013	Cost	Value
	(In thousands)

Due in one year or less	$739,401	$740,155
Due after one year through five years	1,800,785	1,800,866
Due after five years through ten years	809,680	781,170
Due after ten years	476,213	451,033
	3,826,079	3,773,224

Asset-backed securities	399,839	400,486
Residential mortgage-backed securities	383,368	358,537
Commercial mortgage-backed securities	277,920	271,383
Collateralized loan obligations	61,337	60,295

Total at December 31, 2013	$4,948,543	$4,863,925

At December 31, 2013 and 2012, the investment portfolio had gross unrealized losses of $101.4 million and $5.3 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$465,975	$24,980	$4,103	$541	$470,078	$25,521
Obligations of U.S. states and political subdivisions	503,967	17,370	4,226	50	508,193	17,420
Corporate debt securities	1,238,211	20,371	81,593	4,622	1,319,804	24,993
Asset-backed securities	126,991	387	7,114	66	134,105	453
Residential mortgage-backed securities	91,534	3,886	265,827	21,091	357,361	24,977
Commercial mortgage-backed securities	192,440	6,239	43,095	429	235,535	6,668
Collateralized loan obligations	60,295	1,042	-	-	60,295	1,042
Debt securities issued by foreign sovereign governments	7,203	290	-	-	7,203	290
Equity securities	1,012	18	75	5	1,087	23
Total investment portfolio	$2,687,628	$74,583	$406,033	$26,804	$3,093,661	$101,387

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,094	$71	$-	$-	$24,094	$71
Obligations of U.S. states and political subdivisions	156,111	505	1,006	1	157,117	506
Corporate debt securities	280,765	2,714	3,353	2	284,118	2,716
Asset-backed securities	29,675	23	-	-	29,675	23
Residential mortgage-backed securities	315,000	982	19,939	332	334,939	1,314
Commercial mortgage-backed securities	72,689	414	-	-	72,689	414
Debt securities issued by foreign sovereign governments	14,695	208	-	-	14,695	208
Total investment portfolio	$893,029	$4,917	$24,298	$335	$917,327	$5,252

The unrealized losses in all categories of our investments at December 31, 2013 were primarily caused by the difference in interest rates at December 31, 2013 compared to interest rates at the time of purchase. At December 31, 2013, the weighted average fair value as a percent of amortized cost of the securities in an unrealized loss position was 97% and 50% of the securities in an unrealized loss position were backed by the U.S. Government. At December 31, 2012, the securities in an unrealized loss position were primarily corporate debt securities.

During 2013 we recognized other-than-temporary impairment (“OTTI”) losses in earnings of $0.3 million. During 2012 we recognized OTTI losses in earnings of $2.3 million, related to impairments on certain auction rate securities, some of which were previously impaired in 2011. During 2011 we recognized OTTI losses in earnings of $0.7 million.

For the years ended December 31, 2013 and 2012, there were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).

Net investment income is comprised of the following:

	2013	2012	2011
	(In thousands)

Fixed maturities	$82,168	$122,886	$202,301
Equity securities	229	200	330
Cash equivalents	353	333	496
Other	675	782	926

Investment income	83,425	124,201	204,053
Investment expenses	(2,686)	(2,561)	(2,783)

Net investment income	$80,739	$121,640	$201,270

The net realized investment gains (losses), including impairment losses, and change in net unrealized appreciation (depreciation) of investments are as follows:

	2013	2012	2011
	(In thousands)
Net realized investment gains (losses) on investments:
Fixed maturities	$3,274	$195,652	$142,284
Equity securities	1,068	487	330
Other	1,389	(730)	101

Total net realized investment gains	$5,731	$195,409	$142,715

Change in net unrealized appreciation (depreciation):
Fixed maturities	$(126,020)	$(78,604)	$31,576
Equity securities	(153)	58	86
Other	-	-	-
Total change in net unrealized appreciation (depreciation)	$(126,173)	$(78,546)	$31,662

The gross realized gains, gross realized losses and impairment losses are as follows:

	2013	2012	2011
	(In thousands)

Gross realized gains	$11,043	$213,827	$158,659
Gross realized losses	(4,984)	(16,108)	(15,229)
Impairment losses	(328)	(2,310)	(715)

Net realized gains on securities	$5,731	$195,409	$142,715

We had $20.3 million and $21.4 million of investments on deposit with various states at December 31, 2013 and 2012, respectively, due to regulatory requirements of those state insurance departments.

7.	Fair Value Measurements

Fair value measurements for items measured at fair value included the following as of December 31, 2013 and 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$639,590	$639,590	$-	$-
Obligations of U.S. states and political subdivisions	921,367	-	918,944	2,423
Corporate debt securities	2,171,415	-	2,171,415	-
Asset-backed securities	400,486	-	400,486	-
Residential mortgage-backed securities	358,537	-	358,537	-
Commercial mortgage-backed securities	271,383	-	271,383	-
Collateralized loan obligations	60,295	-	60,295	-
Debt securities issued by foreign sovereign governments	40,852	40,852	-	-
Total debt securities	4,863,925	680,442	4,181,060	2,423
Equity securities	2,894	2,573	-	321
Total investments	$4,866,819	$683,015	$4,181,060	$2,744
Real estate acquired (1)	$13,280	$-	$-	$13,280

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$866,251	$866,251	$-	$-
Obligations of U.S. states and political subdivisions	812,394	-	809,264	3,130
Corporate debt securities	1,480,941	-	1,463,827	17,114
Asset-backed securities	324,436	-	324,436	-
Residential mortgage-backed securities	450,909	-	450,909	-
Commercial mortgage-backed securities	150,342	-	150,342	-
Debt securities issued by foreign sovereign governments	142,066	142,066	-	-
Total debt securities	4,227,339	1,008,317	3,198,778	20,244
Equity securities	2,936	2,615	-	321
Total investments	$4,230,275	$1,010,932	$3,198,778	$20,565
Real estate acquired (1)	$3,463	$-	$-	$3,463

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during 2013 or 2012.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2013 and 2012 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(225)	-	(225)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(4,959)
Purchases	30	-	-	30	39,188
Sales	(737)	(16,889)	-	(17,626)	(24,412)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2013	$2,423	$-	$321	$2,744	$13,280

Amount of total losses included in earnings for the year ended December 31, 2013 attributable to the change in unrealized losses on assets still held at December 31, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(8,669)	(3,129)	-	(11,798)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(2,310)	-	(2,310)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,126)
Included in other comprehensive income	5,630	733	-	6,363	-
Purchases	27	-	-	27	11,991
Sales	(108,084)	(38,408)	-	(146,492)	(9,023)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463

Amount of total losses included in earnings for the year ended December 31, 2012 attributable to the change in unrealized losses on assets still held at December 31, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(7,883)	200	-	(7,683)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(662)	-	(662)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(371)
Included in other comprehensive income	6,894	637	-	7,531	-
Purchases	-	-	-	-	5,279
Sales	(180,475)	(10,000)	-	(190,475)	(9,507)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621

Amount of total losses included in earnings for the year ended December 31, 2011 attributable to the change in unrealized losses on assets still held at December 31, 2011	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 6 – “Investments.” Fair value disclosures related to our debt are included in Note 8 – “Debt.”

8.	Debt

5.375% Senior Notes – due November 2015

At December 31, 2013 and 2012 we had outstanding $82.9 million and $100.1 million, respectively, of 5.375% Senior Notes due in November 2015. During the second quarter of 2013 we repurchased $17.2 million of those Senior Notes at par value. In addition, in February 2014, we repurchased an additional $20.9 million in par value at a cost slightly above par. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at December 31, 2013.

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

Interest payments on the Senior Notes were $5.1 million and $7.4 million for the years ended December 31, 2013 and 2012, respectively.

5% Convertible Senior Notes – due May 2017

At December 31, 2013 and 2012 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in May 2017. Interest on the 5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 5% Notes will mature on May 1, 2017. Covenants in the 5% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 5% Notes.

If an “event of default” under the 5% Notes occurs, including if: we fail to meet any of the covenants of the 5% Notes and such failure continues for 60 days after we receive notice from holders of 25% or more of the 5% Notes; there is a failure to pay when due at maturity or otherwise, or a default under any of our other debt results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal on the 5% Notes when due or a payment of interest on the 5% Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the 5% Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the 5% Notes would have the right to accelerate the maturity of those notes. In addition, the trustee of the 5% Notes could, independent of any action by holders, accelerate the maturity of the 5% Notes if an “event of default” occurs. The amounts we owe under the 5% Notes would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company or a Significant Subsidiary, including the failure to have dismissed or stayed a petition seeking relief under bankruptcy or insolvency laws or the consent of our holding company or a Significant Subsidiary to the appointment of an Insolvency Official for all or substantially all of their respective property. “Significant Subsidiary” is defined in Regulation S-X under the Securities Act of 1933.

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

Interest payments on the 5% Notes were $17.3 million in each of the years ended December 31, 2013 and 2012.

2% Convertible Senior Notes – due April 2020

At December 31, 2013, we had outstanding $500 million principal amount of 2% Convertible Senior Notes due in 2020 which we issued in March 2013. We received net proceeds of approximately $484.6 million after deducting underwriting discount and offering expenses. See Note 15 – “Shareholders’ Equity” for information regarding the use of such proceeds. Interest on the 2% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 2% Notes will mature on April 1, 2020, unless earlier repurchased by us or converted. Subject to certain limitations the 2% Notes are convertible at the holder's option at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. Before January 1, 2020, conversions may only occur under certain circumstances, including upon redemption of the 2% Notes. On or after January 1, 2020, holders may convert their notes at any time. These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our existing Convertible Junior Debentures. Debt issuance costs will be amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

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

Interest payments on the 2% Notes were $5.5 million for the year ended December 31, 2013.

9% Convertible Junior Subordinated Debentures – due April 2063

At December 31, 2013 and 2012 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). At December 31, 2012 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $379.6 million, with the unamortized discount reflected in equity. Beginning March 31, 2013, including at December 31, 2013, the full principal amount of the debentures was reflected as a liability on our consolidated balance sheet. The debentures rank junior to all of our existing and future senior indebtedness.

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

On April 1, 2013 we paid the deferred interest payment, including the compound interest. The interest payment, totaling approximately $18.3 million, was made from the net proceeds of our March 2013 common stock offering. We also paid the regular April 1, 2013 interest payment due on the debentures of approximately $17.5 million, and we remain current on all interest payments due. We continue to have the right to defer interest that is payable on subsequent scheduled interest payment dates. Any deferral of such interest would be on terms equivalent to those described above.

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

Interest payments on the debentures were $53.4 million and $17.5 for the years ended December 31, 2013 and 2012, respectively.

All debt

The par value and fair value of our debt at December 31, 2013 and 2012 appears in the table below.
	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013
Liabilities:
Senior Notes	$82,883	$85,991	$85,991	$-	$-
Convertible Senior Notes due 2017	345,000	388,988	388,988	-	-
Convertible Senior Notes due 2020	500,000	685,625	685,625	-	-
Convertible Junior Subordinated Debentures	389,522	439,186	-	439,186	-
Total Debt	$1,317,405	$1,599,790	$1,160,604	$439,186	$-

December 31, 2012
Liabilities:
Senior Notes	$100,118	$79,594	$79,594	$-	$-
Convertible Senior Notes due 2017	345,000	242,880	242,880	-	-
Convertible Junior Subordinated Debentures	389,522	173,096	-	173,096	-
Total Debt	$834,640	$495,570	$322,474	$173,096	$-

The fair value of our Senior Notes and Convertible Senior Notes was determined using publicly available trade information and are considered Level 1 securities as described in Note 3 – “Summary of Significant Accounting Policies - Fair Value Measurements.” The fair value of our debentures was determined using available pricing for these debentures or similar instruments and are considered Level 2 securities as described in Note 3 – “Summary of Significant Accounting Policies - Fair Value Measurements.”

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At December 31, 2013, we had approximately $560 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $9.4 million at December 31, 2013. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.4 years at December 31, 2013.

9.	Loss Reserves

As described in Note 3 – “Summary of Significant Accounting Policies – Loss Reserves,” we establish reserves to recognize the estimated liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2013	2012	2011
	(In thousands)

Reserve at beginning of year	$4,056,843	$4,557,512	$5,884,171
Less reinsurance recoverable	104,848	154,607	275,290
Net reserve at beginning of year (1)	3,951,995	4,402,905	5,608,881

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	898,413	1,494,133	1,814,035
Prior years (2)	(59,687)	573,120	(99,328)
Subtotal (3)	838,726	2,067,253	1,714,707

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	73,470	134,509	121,383
Prior years (4)	1,722,923	2,389,985	2,838,069
Reinsurance terminations (5)	(2,988)	(6,331)	(38,769)
Subtotal (6)	1,793,405	2,518,163	2,920,683
Net reserve at end of year (7)	2,997,316	3,951,995	4,402,905
Plus reinsurance recoverables	64,085	104,848	154,607

Reserve at end of year	$3,061,401	$4,056,843	$4,557,512

(1)	At December 31, 2012, 2011 and 2010 the estimated reduction in loss reserves related to rescissions approximated $0.2 billion, $0.7 billion and $1.3 billion, respectively.
(2)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves. See table below regarding prior year loss development.
(3)	Rescissions did not have a significant impact on our losses incurred in 2013 or 2011. Our estimated rescissions were reduced by approximately $0.2 billion in 2012 due to probable settlement agreements (See Note 20 – “Litigation and Contingencies”), other rescissions had no significant impact on our losses incurred in 2012.
(4)	2013 and 2012, include $41 million and $100 million, respectively, paid under the terms of our settlement agreement with Freddie Mac as discussed below.
(5)	In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction to losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred. (See Note 11 – “Reinsurance”)
(6)	Rescissions mitigated our paid losses by an estimated $0.1 billion, $0.3 billion and $0.6 billion in 2013, 2012 and 2011, respectively, which excludes amounts that may have been applied to a deductible.
(7)	At December 31, 2013, 2012 and 2011 the estimated reduction in loss reserves related to rescissions approximated $0.1 billion, $0.2 billion and $0.7 billion, respectively.

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

Losses incurred on default notices received in the current year decreased in 2013 compared to 2012, and in 2012 compared to 2011, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies.

The prior year development of the reserves in 2013, 2012 and 2011 is reflected in the table below.

	2013	2012	2011
	(In millions)
Prior year loss development:

Pool policy settlement (1)	$-	$267	$-

Increase in estimated claim rate on primary defaults	10	260	200
Decrease in estimated severity on primary defaults	(50)	(70)	(165)
Change in estimates related to pool reserves, LAE reserves, reinsurance and other (2)	(20)	116	(134)
Total prior year loss development	$(60)	$573	$(99)

(1) See below for a discussion of our settlement with Freddie Mac.
(2) Includes approximately $100 million related to probable settlements regarding our claims paying practices in 2012 and ($114) million related to LAE reserves in 2011.

The prior year loss development was based on the resolution of approximately 59%, 55% and 57% for the years ended December 31, 2013, 2012 and 2011, respectively of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. In 2012, lower estimated rescission rates, as well as our experience on defaults that were 12 months or more delinquent increased our estimate of the claim rate. The decrease in the estimated severity in 2013, 2012 and 2011 was based on the resolution of the prior year default inventory. The decrease in estimated loss adjustment expense in 2011 was based on historical trends in the costs associated with resolving a claim.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year, claims paid on default notices received in prior years and the decrease in losses paid related to terminated reinsurance agreements as noted in footnote (5) of that table. Until a few years ago, it took, on average, approximately twelve months for a default that is not cured to develop into a paid claim. Over the past several years, the average time it takes to receive a claim associated with a default has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. It is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims.

MGIC and Freddie Mac disagreed on the amount of the aggregate loss limit under certain pool insurance policies (the “Disputed Policies”). On December 1, 2012, an Agreement of Settlement, Compromise and Release (the “Settlement Agreement”) between MGIC, Freddie Mac and the FHFA became effective, settling their dispute regarding the Disputed Policies. Under the Settlement Agreement, MGIC is to pay Freddie Mac a total of $267.5 million in satisfaction of all obligations under the Disputed Policies.  Of the total, $100 million was paid in December 2012, as required by the Settlement Agreement, and the remaining $167.5 million is being paid out in 48 equal monthly installments that began on January 2, 2013.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at December 31, 2013 and 2012 and approximated $131 million and $134 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet.

A rollforward of our primary default inventory for the years ended December 31, 2013, 2012 and 2011 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	2013	2012	2011

Default inventory at beginning of period	139,845	175,639	214,724
New Notices	106,823	133,232	169,305
Cures	(104,390)	(120,248)	(149,643)
Paids (including those charged to a deductible or captive)	(34,738)	(45,741)	(51,138)
Rescissions and denials	(1,939)	(3,037)	(7,609)
Items removed from inventory resulting from the Countrywide settlement on GSE loans	(2,273)	-	-
Default inventory at end of period	103,328	139,845	175,639

Pool insurance notice inventory decreased from 8,594 at December 31, 2012 to 6,563 at December 31, 2013. The pool insurance notice inventory was 32,971 at December 31, 2011.

The decrease in the primary default inventory experienced during 2013 and 2012 was generally across all markets and all book years. In 2012, the percentage of loans in the inventory that had been in default for 12 or more consecutive months had increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months has been affected by our suspended rescissions discussed below.

Aging of the Primary Default Inventory

	December 31,		December 31,		December 31,
	2013		2012		2011

Consecutive months in default
3 months or less	18,941	18%	23,282	17%	31,456	18%
4 - 11 months	24,514	24%	34,688	25%	46,352	26%
12 months or more	59,873	58%	81,875	58%	97,831	56%

Total primary default inventory	103,328	100%	139,845	100%	175,639	100%

Primary claims received inventory included in ending default inventory (1)	6,948	7%	11,731	8%	12,610	7%

(1) Our claims received inventory includes suspended rescissions, as  we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of December 31, 2013, rescissions of coverage on approximately 1,500 loans had been voluntarily suspended.

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	December 31,		December 31,		December 31,
	2013		2012		2011

3 payments or less	28,095	27%	34,245	24%	42,804	24%
4 - 11 payments	24,605	24%	34,458	25%	47,864	27%
12 payments or more	50,628	49%	71,142	51%	84,971	49%

Total primary default inventory	103,328	100%	139,845	100%	175,639	100%

Claims paying practices

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through 2013. At December 31, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.1 billion. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2013 and 2012 the estimate of this liability totaled $15 million and $18 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 20 – “Litigation and Contingencies.”

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

The components of the premium deficiency reserve at December 31, 2013, 2012 and 2011 appear in the table below.

	December 31,
	2013	2012	2011
	(In millions)
Present value of expected future premium	$432	$445	$494

Present value of expected future paid losses and expenses	(1,101)	(1,285)	(1,455)

Net present value of future cash flows	(669)	(840)	(961)

Established loss reserves	621	766	826

Net deficiency	$(48)	$(74)	$(135)

Discount rate utilized at December 31,	1.6%	1.3%	2.3%

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

The decrease in the premium deficiency reserve for the years ended December 31, 2013, 2012 and 2011 was $26 million, $61 million and $44 million, respectively, as shown in the tables below. The decrease represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2013 is primarily related to higher estimated ultimate premiums resulting principally from an increase in the projected persistency rate, somewhat offset by higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be paid. The change in assumptions for 2012 is primarily related to higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be paid. The change in assumptions for 2011 is primarily related to higher estimated ultimate premiums resulting principally from an increase in the projected persistency rate, somewhat offset by higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be paid.

The decrease in the premium deficiency reserve for the years ended December 31, 2013, 2012 and 2011 appears in the table below.

	Year ended December 31,
	2013		2012		2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(74)		$(135)		$(179)

Paid claims and loss adjustment expenses	$214		$279		$334
Decrease in loss reserves	(145)		(60)		(249)
Premium earned	(96)		(102)		(120)
Effects of present valuing on future premiums, losses and expenses	(1)		(1)		(8)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(28)		116		(43)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		54		(55)		87

Premium Deficiency Reserve at end of period		$(48)		$(74)		$(135)

(1)  A positive (negative) number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy (deficiency) of prior premium deficiency reserves.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of December 31, 2013, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

Since June 2005, various state and federal regulators have conducted investigations or requested information regarding captive mortgage reinsurance arrangements in which we participated, in part, in order to consider review with the Real Estate Settlement Procedures Act (“RESPA”). In April 2013, the U.S. District Court for the Southern District of Florida approved a settlement between MGIC and the Consumer Financial Protection Bureau (“CFPB”) that resolved federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. Three other mortgage insurers agreed to similar settlements. As part of the settlements, MGIC and the three other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $64 million at December 31, 2013 which was supported by $226 million of trust assets, while at December 31, 2012 the reinsurance recoverable on loss reserves related to captives was $104 million which was supported by $303 million of trust assets. At December 31, 2013 and December 31, 2012 there was an additional $23 million and $25 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $3.0 million and $6.3 million were transferred to us as a result of captive terminations during 2013 and 2012, respectively.

In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that are not captive reinsurers. These reinsurers primarily have a rating of A or better by Moody’s Investors Service, Standard & Poor’s Rating Services or both. This reinsurance agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions) and covers incurred losses, with renewal premium through December 31, 2018. Early termination is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission. Recoverables under the agreement are supported by trust funds or letters of credit. In December 2013, we entered into an Addendum to the quota share reinsurance agreement that applies to certain insurance written before April 1, 2013 that has never been delinquent. The structure of the quota share reinsurance agreement remains the same, with the exception that the business written before April 1, 2013 has a 40% quota share. Under the Addendum, policies for which premium was received but unearned as of December 31, 2013 were ceded, which generated “Prepaid reinsurance premiums” of $23.9 million at December 31, 2013. A summary of the combined quota share reinsurance agreement for 2013 appears below.

2013
(In thousands)

Ceded premiums written, net of profit commission	$49,672

Ceded premiums earned, net of profit commission	13,821

Ceded losses incurred	176

Ceding commissions	10,408

The effect of all risk sharing arrangements on premiums earned and losses incurred is as follows:

	2013	2012	2011
	(In thousands)
Premiums earned:
Direct	$979,078	$1,065,663	$1,170,868
Assumed	2,074	2,425	3,891
Ceded	(38,101)	(34,918)	(50,924)

Net premiums earned	$943,051	$1,033,170	$1,123,835

Losses incurred:
Direct	$863,871	$2,115,974	$1,775,122
Assumed	2,645	6,912	5,229
Ceded	(27,790)	(55,633)	(65,644)

Net losses incurred	$838,726	$2,067,253	$1,714,707

Generally, reinsurance recoverables on primary loss reserves, paid losses and prepaid reinsurance premiums are supported by trust funds or letters of credit.  As such, we have not established an allowance against these recoverables.

See Note 20 – “Litigation and Contingencies” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

12.	Other Comprehensive Income

Our other comprehensive income for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(126,175)	$43,732	$(41,148)	$(123,591)

Benefit plans adjustments	68,038	(23,813)	23,813	68,038

Unrealized foreign currency translation adjustment	(21,563)	7,553	-	(14,010)

Other comprehensive income (loss)	$(79,700)	$27,472	$(17,335)	$(69,563)

	2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(78,546)	$27,510	$(27,623)	$(78,659)

Benefit plan adjustments	(1,221)	428	(428)	(1,221)

Unrealized foreign currency translation adjustment	2,452	(859)	-	1,593

Other comprehensive income (loss)	$(77,315)	$27,079	$(28,051)	$(78,287)

	2011
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$31,662	$(10,605)	$-	$21,057

Benefit plan adjustments	(19,789)	6,927	-	(12,862)

Unrealized foreign currency translation adjustment	(318)	111	-	(207)

Other comprehensive income (loss)	$11,555	$(3,567)	$-	$7,988

See Note 14 – “Income Taxes” for a discussion of the valuation allowance.

Total accumulated other comprehensive income and changes in accumulated other comprehensive income, including amounts reclassified from other comprehensive income, are included in the table below.

	2013
	Unrealized gains and
	losses on available-	Defined benefit	Foreign currency
	for-sale securities	plans	translation	Total
	(In thousands)

Balance at December 31, 2012, before tax	$41,541	$(71,804)	$32,747	$2,484

Other comprehensive income (loss) before reclassifications	(112,667)	68,039	(21,563)	(66,191)
Amounts reclassified from accumulated other comprehensive income (loss)	13,508 (1)	1 (2)	-	13,509
Net current period other comprehensive income (loss)	(126,175)	68,038	(21,563)	(79,700)

Balance at December 31, 2013, before tax	(84,634)	(3,766)	11,184	(77,216)

Tax effect (3)	(64,056)	26,940	(3,394)	(40,510)

Balance at December 31, 2013, net of tax	$(148,690)	$23,174	$7,790	$(117,726)

	2012
	Unrealized gains and
	losses on available-		Defined benefit		Foreign currency
	for-sale securities		plans		translation	Total
	(In thousands)

Balance at December 31, 2011, before tax	$120,087		$(70,582)		$30,294	$79,799

Other comprehensive income (loss) before reclassifications	22,710		(2,296)		2,453	22,867
Amounts reclassified from accumulated other comprehensive income (loss)	101,256	) (1)	(1,074	) (2)	-	100,182
Net current period other comprehensive income (loss)	(78,546)		(1,222)		2,453	(77,315)

Balance at December 31, 2012, before tax	41,541		(71,804)		32,747	2,484

Tax effect (3)	(66,640)		26,940		(10,947)	(50,647)

Balance at December 31, 2012, net of tax	$(25,099)		$(44,864)		$21,800	$(48,163)

	2011
	Unrealized gains and
	losses on available-		Defined benefit	Foreign currency
	for-sale securities		plans	translation	Total
	(In thousands)

Balance at December 31, 2010, before tax	$88,425		$(50,793)	$30,612	$68,244

Other comprehensive income (loss) before reclassifications	105,167		(18,875)	(318)	85,974
Amounts reclassified from accumulated other comprehensive income (loss)	73,505	(1)	914 (2)	-	74,419
Net current period other comprehensive income (loss)	31,662		(19,789)	(318)	11,555

Balance at December 31, 2011, before tax	120,087		(70,582)	30,294	79,799

Tax effect (3)	(66,526)		26,940	(10,089)	(49,675)

Balance at December 31, 2011, net of tax	$53,561		$(43,642)	$20,205	$30,124

(1) During 2013, 2012 and 2011, net unrealized gains of $13.5 million, $101.3 million and $73.5 million, respectively, were reclassified to the Consolidated Statement of Operations and included in Realized investment gains.
(2) During 2013, 2012 and 2011, other comprehensive income related to benefit plans of $1 thousand, ($1.1) million and $0.9 million, respectively, was reclassified to the Consolidated Statement of Operations and included in Underwriting and other expenses, net.
(3) Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

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

	Pension and Supplemental			Other Postretirement
	Executive Retirement Plans			Benefits
Components of Net Periodic Benefit Cost for fiscal year ending
	12/31/2013	12/31/2012	12/31/2011	12/31/2013	12/31/2012	12/31/2011
	(In thousands)
1. Company Service Cost	$11,338	$9,662	$8,917	$812	$1,226	$1,090
2. Interest Cost	15,289	16,481	16,098	618	1,144	1,350
3. Expected Return on Assets	(20,144)	(18,211)	(17,373)	(3,679)	(3,162)	(3,299)
4. Other Adjustments	-	-	-	-	-	-
Subtotal	6,483	7,932	7,642	(2,249)	(792)	(859)
5. Amortization of :
a. Net Transition Obligation/(Asset)	-	-	-	-	-	-
b. Net Prior Service Cost/(Credit)	503	665	661	(6,649)	(6,217)	(6,217)
c. Net Losses/(Gains)	6,145	5,829	4,010	-	797	632
Total Amortization	6,648	6,494	4,671	(6,649)	(5,420)	(5,585)
6. Net Periodic Benefit Cost	13,131	14,426	12,313	(8,898)	(6,212)	(6,445)
7. Cost of settlements or curtailments	-	-	-	-	-	-
8. Total Expense for Year	$13,131	$14,426	$12,313	$(8,898)	$(6,212)	$(6,445)

Development of Funded Status
	Pension and Supplemental				Other Postretirement
	Executive Retirement Plans				Benefits
	12/31/2013		12/31/2012		12/31/2013		12/31/2012
	(In thousands)

Actuarial Value of Benefit Obligations
1. Measurement Date	12/31/2013		12/31/2012		12/31/2013		12/31/2012
2. Accumulated Benefit Obligation	$304,825		$331,985		$15,764		$16,284

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
1. Projected Benefit Obligation	$(317,606)		$(362,657)		$(15,764)		$(16,284)
2. Plan Assets at Fair Value	355,704		340,335		62,298		49,391
3. Funded Status - Overfunded/Asset	$38,098		N/	A	$46,534		$33,107
4. Funded Status - Underfunded/Liability	N/	A	$(22,322)		N/	A	N/	A

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Accumulated Other Comprehensive Income
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
	(In thousands)
1. Net Actuarial (Gain)/Loss	$49,925	$106,661	$(9,439)	$1,985
2. Net Prior Service Cost/(Credit)	(4,782)	1,775	(31,938)	(38,587)
3. Net Transition Obligation/(Asset)	-	-	-	-
4. Total at Year End	$45,143	$108,436	$(41,377)	$(36,602)

The amortization of gains and losses resulting from actual experience different from assumed experience or changes in assumptions including discount rates is included as a component of Net Periodic Benefit Cost/(Income) for the year.  The gain or loss in excess of a 10% corridor is amortized by the average remaining service period of participating employees expected to receive benefits under the plan.

The changes in the projected benefit obligation are as follows:

Change in Projected Benefit/Accumulated Benefit Obligation
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
	(In thousands)
1. Benefit Obligation at Beginning of Year	$362,657	$318,048	$16,284	$25,007
2. Company Service Cost	11,338	9,662	812	1,226
3. Interest Cost	15,289	16,481	618	1,144
4. Plan Participants' Contributions	-	-	299	356
5. Net Actuarial (Gain)/Loss due to Assumption Changes	(44,205)	37,418	(1,414)	(6,517)
6. Net Actuarial (Gain)/Loss due to Plan Experience	1,353	634	101	(497)
7. Benefit Payments from Fund (1)	(22,497)	(19,483)	(871)	(661)
8. Benefit Payments Directly by Company	(275)	(265)	(65)	(42)
9. Plan Amendments	(6,054)	162	-	(3,732)
10. Other Adjustment	-	-	-	-
11. Benefit Obligation at End of Year	$317,606	$362,657	$15,764	$16,284

(1) In 2013, includes lump sum payments of $13.8 million from our pension plan to eligible participants, which were former employees with vested benefits of $200 thousand or less.   In 2014, former employees with vested benefits of $500 thousand or less may elect this option. In 2012, includes lump sum payments of $12.0 million from our pension plan to eligible participants, which were former employees with vested benefits of $100 thousand or less.

The changes in the fair value of the net assets available for plan benefits are as follows:

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Plan Assets
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
	(In thousands)
1. Fair Value of Plan Assets at Beginning of Year	$340,335	$305,748	$49,391	$42,578
2. Company Contributions	10,275	15,265	-	-
3. Plan Participants' Contributions	-	-	299	356
4. Benefit Payments from Fund	(22,497)	(19,483)	(871)	(661)
5. Benefit Payments paid directly by Company	(275)	(265)	(65)	(42)
6. Actual Return on Assets	27,866	39,070	13,778	7,474
7. Other Adjustment	-	-	(234)	(314)
8. Fair Value of Plan Assets at End of Year	$355,704	$340,335	$62,298	$49,391

Change in Accumulated Other Comprehensive Income (AOCI)
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
	(In thousands)
1. AOCI in Prior Year	$108,436	$97,576	$(36,602)	$(26,964)
2. Increase/(Decrease) in AOCI
a. Recognized during year - Prior Service (Cost)/Credit	(503)	(665)	6,649	6,217
b. Recognized during year - Net Actuarial (Losses)/Gains	(6,145)	(5,829)	-	(797)
c. Occurring during year - Prior Service Cost	(6,054)	162	-	(3,732)
d. Occurring during year - Net Actuarial Losses/(Gains)	(50,574)	17,192	(11,411)	(11,326)
e. Other adjustments	(17)	-	(13)	-
3. AOCI in Current Year	$45,143	$108,436	$(41,377)	$(36,602)

Amortizations Expected to be Recognized During Next Fiscal Year Ending
	12/31/2014	12/31/2014
	(In thousands)
1. Amortization of Net Transition Obligation/(Asset)	$-	$-
2. Amortization of Prior Service Cost/(Credit)	(169)	(6,649)
3. Amortization of Net Losses/(Gains)	1,164	(292)

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

	Pension and Supplemental				Other Postretirement
	Executive Retirement Plans				Benefits
Actuarial Assumptions
	12/31/2013		12/31/2012		12/31/2013		12/31/2012
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate	5.15%		4.25%		4.75%		3.85%
2. Rate of Compensation Increase	3.00%		3.00%		N/	A	N/	A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate	4.25%		5.25%		3.85%		4.75%
2. Expected Long-term Return on Plan Assets	6.00%		6.00%		7.50%		7.50%
3. Rate of Compensation Increase	3.00%		3.00%		N/	A	N/	A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/	A	N/	A	7.00%		7.50%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/	A	N/	A	5.00%		5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/	A	N/	A	2018		2018
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

The weighted-average asset allocations of the plans are as follows:

			Other Postretirement
	Pension Plan		Benefits
Plan Assets
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Allocation of Assets at year end
1. Equity Securities	43%	40%	100%	100%
2. Debt Securities	57%	60%	0%	0%
3. Other	0%	0%	0%	0%
4. Total	100%	100%	100%	100%

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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2013 and 2012.

Assets at Fair Value as of December 31, 2013

Pension Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$51,240	$-	$-	$51,240
International Mutual Funds	39,814	-	-	39,814
Common Stocks	60,332	-	-	60,332
Corporate Bonds	-	134,012	-	134,012
U.S. Government Securities	18,819	-	-	18,819
Municipals	-	33,402	-	33,402
Foreign Bonds	-	15,961	-	15,961
Foreign Stocks	2,124	-	-	2,124
Total Assets at fair value	$172,329	$183,375	$-	$355,704

Assets at Fair Value as of December 31, 2012

Pension Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$45,071	$-	$-	$45,071
International Mutual Funds	39,479	-	-	39,479
Common Stocks	54,210	-	-	54,210
Corporate Bonds	-	130,643	-	130,643
U.S. Government Securities	25,859	-	-	25,859
Municipals	-	26,595	-	26,595
Foreign Bonds	-	17,710	-	17,710
Foreign Stocks	768	-	-	768
Total Assets at fair value	$165,387	$174,948	$-	$340,335

Our pension plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

Fixed income allocation

•	Protect actuarial benefit payment stream through asset liability matching
•	Reduce volatility of investment returns compared to actuarial benefit liability

Equity allocation

•	Protect long tailed liabilities through the use of equity portfolio
•	Achieve competitive investment results

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

The following table sets forth by level, within the fair value hierarchy, the postretirement plan assets at fair value as of December 31, 2013 and 2012.

Assets at Fair Value as of December 31, 2013

Postretirement Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$45,585	$-	$-	$45,585
International Mutual Funds	16,713	-	-	16,713
Total Assets at fair value	$62,298	$-	$-	$62,298

Assets at Fair Value as of December 31, 2012

Postretirement Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$34,720	$-	$-	$34,720
International Mutual Funds	14,671	-	-	14,671
Total Assets at fair value	$49,391	$-	$-	$49,391

Our postretirement plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in the Consumer Price Index by 5.75% annually
•	Achieve competitive investment results

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

Investment in international oriented funds is limited to a maximum of 30% of the equity range.  The current international allocation is invested in two mutual funds with 4% of the equity allocation in a fund which has the objective of investments primarily in equity securities of emerging markets countries, and 23% of the equity allocation in a fund investing in securities of companies based outside the United States.  It invests in companies primarily based in Europe and the Pacific Basin, and includes common and preferred stocks, convertibles, ADRs, EDRs, bonds and cash. In addition to the foreign mutual funds, separately managed accounts have investments in equity securities of foreign corporations, and fixed income securities issued by foreign entities.

The following tables show the estimated future contributions and estimated future benefit payments.

	Pension and Supplemental	Other Postretirement
	Executive Retirement Plans	Benefits
Company Contributions
	12/31/2013	12/31/2013
	(In thousands)
Company Contributions for the Year Ending:
1. Current	$10,275	$-
2. Current + 1	2,158	-

Benefit Payments (Total)
	12/31/2013	12/31/2013
	(In thousands)
Actual Benefit Payments for the Year Ending:
1. Current	$22,773	$638
Expected Benefit Payments for the Year Ending:
2. Current + 1	12,538	793
3. Current + 2	13,240	832
4. Current + 3	13,743	870
5. Current + 4	14,872	942
6. Current + 5	16,105	1,160
7. Current + 6 - 10	99,395	7,558

Health care sensitivities
For measurement purposes, a 7.5% health care trend rate was used for benefits for retirees before they reach age 65 for 2013. In 2014, the rate is assumed to be 7.0%, decreasing to 5.0% by 2018 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost components	$301	$(233)
Effect on postretirement benefit obligation	2,525	(1,971)

We have a profit sharing and 401(k) savings plan for employees.  At the discretion of the Board of Directors, we may make a contribution of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution on employees' before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed.  We recognized expenses related to these plans of $5.3 million, $3.1 million and $3.6 million in 2013, 2012 and 2011, respectively.

14.	Income Taxes

Net deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)

Total deferred tax assets	$1,043,477	$997,784
Total deferred tax liabilities	(42,158)	(44,350)

Net deferred tax asset before valuation allowance	1,001,319	953,434
Valuation allowance	(1,004,256)	(965,987)
Net deferred tax liability	$(2,937)	$(12,553)

The components of the net deferred tax liability as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)

Benefit plans	$(26,111)	$77
Net operating loss	915,378	866,700
Loss reserves	36,236	55,615
Unrealized (appreciation) depreciation in investments	29,230	(14,448)
Mortgage investments	13,450	14,602
Deferred compensation	15,994	13,288
Premium deficiency reserves	16,961	25,823
Other, net	181	(8,223)

Net deferred tax asset before valuation allowance	1,001,319	953,434
Valuation allowance	(1,004,256)	(965,987)
Net deferred tax liability	$(2,937)	$(12,553)

We review the need to adjust the deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, the expected occurrence of future income or loss and available tax planning strategies. Based on our analysis and the level of cumulative operating losses, we continue to reduce our benefit from income tax through the recognition of a valuation allowance.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	2013	2012	2011
	(In thousands)

Benefit from income taxes	$(17,239)	$(330,740)	$(196,835)
Change in valuation allowance	20,935	329,175	198,428

Provision for (benefit from) income taxes	$3,696	$(1,565)	$1,593

The increase in the valuation allowance that was included in other comprehensive income was $17.3 million, $28.1 million and zero for the years ended December 31, 2013, 2012 and 2011, respectively. The total valuation allowance as of December 31, 2013, December 31, 2012 and December 31, 2011 was $1,004.2 million, $966.0 million and $608.8 million, respectively.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $2,616 million of net operating loss carryforwards on a regular tax basis and $1,731 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2013. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

The following summarizes the components of the provision for (benefit from) income taxes:

	2013	2012	2011
	(In thousands)

Current	$916	$(4,251)	$598
Deferred	7	90	(945)
Other	2,773	2,596	1,940

Provision for (benefit from) income taxes	$3,696	$(1,565)	$1,593

We paid (received) $0.1 million, ($7.0) million and zero in federal income tax in 2013, 2012 and 2011, respectively.

The reconciliation of the federal statutory income tax benefit rate to the effective income tax rate is as follows:

	2013	2012	2011

Federal statutory income tax benefit rate	(35.0)%	(35.0)%	(35.0	) %
Valuation allowance	45.4	35.4	41.0
Tax exempt municipal bond interest	(3.7)	(0.8)	(5.4)
Other, net	1.3	0.2	(0.3)

Effective income tax rate	8.0%	(0.2)%	0.3%

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The proposed assessments for taxes and penalties related to these matters is $197.5 million and at December 31, 2013, there would also be interest of approximately $154.5 million. In addition, depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2013, those state taxes and interest would approximate $46.0 million. In addition, there could also be state tax penalties.

Our total amount of unrecognized tax benefits as of December 31, 2013 is $105.4 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Nature of Business - Capital.”

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. The IRS is pursuing this matter in full and absent a settlement we currently expect to be in litigation on this matter in 2014. Any such litigation could be lengthy and costly in terms of legal fees and related expenses.

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

	Unrecognized tax benefits
	2013	2012	2011
	(In thousands)

Balance at beginning of year	$104,550	$110,080	$109,282
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	816	511	798
Reductions for tax positions of prior years	-	(4,041)	-
Settlements	-	(2,000)	-
Balance at end of year	$105,366	$104,550	$110,080

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, that would affect our effective tax rate is $92.8 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2013, we recognized $0.8 million in interest. As of December 31, 2013 and 2012, we had $26.1 million and $25.3 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2000.

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

In March 2013 we also concurrently completed the sale of $500 million principal amount of 2% Convertible Senior Notes due in 2020.  For more information, see Note 8 – “Debt.”

In March 2013 we contributed $800 million to MGIC to increase its capital as discussed in Note 17 – “Statutory Capital.” We intend to use the remaining net proceeds from the offerings for general corporate purposes, which may include further increasing the capital of MGIC and other subsidiaries and improving liquidity by providing funds for debt service.

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

We have 28.9 million authorized shares reserved for conversion under our convertible debentures and 97.6 million authorized shares reserved for conversion under our convertible senior notes. (See Note 8 – “Debt”)

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

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt”, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. Our holding company has no material sources of cash inflows other than investment income. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2014, MGIC cannot pay any dividends to our holding company without approval from the OCI.

In the fourth quarter of 2008, we suspended the payment of dividends to shareholders.

17.	Statutory Capital

Accounting Principles

The accounting principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:

Under statutory accounting practices, including practice prescribed by the OCI, mortgage guaranty insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned.  Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. Changes in contingency loss reserves impact the statutory statement of operations.  Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact GAAP operations. A premium deficiency reserve that may be recorded on a GAAP basis when present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves, may not be recorded on a statutory basis if the present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses. On a GAAP basis, when calculating a premium deficiency reserve policies are grouped based on how they are acquired, serviced and measured. On a statutory basis, a premium deficiency reserve is calculated on all policies in force.

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

Year Ended			Contingency
December 31,	Net loss	Surplus	Reserve
	(In thousands)
2013	$(8,046)	$1,584,121	$18,558
2012	(902,878)	748,592	6,430
2011	(436,277)	1,657,349	4,104

		Additions to the
	Additions to the	surplus of other insurance
Year Ended	surplus of MGIC from	subsidiaries from	Dividends paid by MGIC
December 31,	parent company funds	parent company funds	to the parent company
	(In thousands)

2013	$800,000	$-	$-
2012	100,000	-	-
2011	200,000	-	-

Statutory Capital Requirements

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Capital Standards, the “Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. This ratio is computed on a statutory basis for our insurance entities and is our net risk in force divided by our policyholders’ position. Policyholders’ position consists primarily of statutory policyholders’ surplus, plus the statutory contingency reserve. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. In April 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers. That transaction applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions). In December 2013, we entered into an Addendum to the quota share transaction that applies to certain insurance written before April 1, 2013. Although the quota share transaction was approved by the GSEs, it is possible that under the GSE Capital Standards, discussed in Note 1 – “Nature of Business – Capital”, and/or the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers under the transaction. If MGIC is disallowed full credit, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. At December 31, 2013, MGIC’s risk-to-capital ratio was 15.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $454 million above the required MPP of $1.0 billion. Excluding the effects of the Addendum, MGIC’s risk-to-capital would have been 19.2 to 1. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, although we cannot assure you of such compliance. Matters that could negatively affect such compliance are discussed throughout the financial statement footnotes.

At December 31, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 18.4 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, unless a waiver of the State Capital Requirements is obtained from the appropriate regulators, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. The OCI waived, through 2015, the State Capital Requirements for our reinsurance affiliate that did not meet them. Although we do not believe it is likely, the OCI may modify or revoke the waiver at any time. If the waiver were revoked, we could make a capital contribution to the reinsurance affiliate so that it would comply with the State Capital Requirements.

In November 2013, the NAIC presented for discussion proposed changes to its Mortgage Guaranty Insurance Model Act. In connection with that, the NAIC announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to revise such requirements. Depending on the scope of the revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals.

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the OCI, MGIC could be prevented from writing new business in all jurisdictions. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the State Capital Requirements or obtained a waiver to allow it to once again write new business.

If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. New insurance written in the jurisdictions that have State Capital Requirements represented approximately 50% of our new insurance written in 2013. Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions.

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

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the State Capital Requirements of a jurisdiction or obtain a waiver of them. MIC is licensed to write business in all jurisdictions. During 2012, MIC began writing new business in the jurisdictions where MGIC did not have a waiver of the State Capital Requirements. Because MGIC again meets the State Capital Requirements, MGIC is again writing new business in all jurisdictions and MIC has suspended writing new business. As of December 31, 2013, MIC had statutory capital of $458 million and risk in force, net of reinsurance, of approximately $600 million. Before MIC may again write new business, it must obtain the necessary approvals from the OCI and the GSEs.

We cannot assure you that the OCI or GSEs will approve MIC to write new business in all jurisdictions in which MGIC may become unable to do so. If one GSE does not approve MIC in all jurisdictions in which MGIC becomes unable to write new business, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business in all jurisdictions utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the financial strength of our insurance operations may affect its willingness to procure insurance from us.

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $138 million and $63 million were included in MGIC’s statutory capital at December 31, 2013 and 2012, respectively.

See Note 1 – “Nature of Business – Capital” for additional information regarding the capital standards of the GSEs.

18.	Share-based Compensation Plans

We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period.  The fair value of awards classified as liabilities is remeasured at each reporting period until the award is settled. Awards under our plans generally vest over periods ranging from one to three years.

We have a stock incentive plan that was adopted in May 2011.  The purpose of the plan is to motivate and incent performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. The maximum number of shares of stock that can be awarded under the plan is 7.0 million. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. In addition, shares used for income tax withholding or used for payment of the exercise price of an option will not be counted against such limit. The plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after May 5, 2021 under the plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. Shares issued under the plan are treasury shares if available, otherwise they will be newly issued shares.

The compensation cost that has been charged against income for the share-based plans was $6.6 million, $8.6 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The related income tax benefit, before valuation allowance, recognized for the share-based compensation plans was $2.3 million, $3.0 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 14 – “Income Taxes” for a discussion of our valuation allowance.

There have been no options granted since 2004, and no options exercised since 2007. At December 31, 2013, all 529,800 options outstanding were exercisable at a price of $68.20 each. All of these options expired in January 2014 without being exercised.

A summary of restricted stock or restricted stock unit (collectively called "restricted stock") activity during 2013 is as follows:

	Weighted
	Average
	Grant Date
	Fair Market
	Value	Shares

Restricted stock outstanding at December 31, 2012	$7.08	3,077,582

Granted	2.75	1,853,800
Vested	6.36	(1,273,215)
Forfeited	3.37	(35,460)

Restricted stock outstanding at December 31, 2013	$5.15	3,622,707

At December 31, 2013, the 3.6 million shares of restricted stock outstanding consisted of 2.7 million shares that are subject to performance conditions (“performance shares”) and 0.9 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2012 and 2011 was $3.97 and $8.94, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant.  The total fair value of restricted stock vested during 2013, 2012 and 2011 was $4.3 million, $6.9 million and $14.9 million, respectively.

As of December 31, 2013, there was $8.3 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the plans.  Of this total, $6.9 million of unrecognized compensation costs relate to performance shares and $1.4 million relates to time vested shares. The unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.6 years.

During 2011, we granted 449,350 shares that will be settled as cash payments over the vesting period under the 2002 stock incentive plan.  The grant date fair value of these restricted share units was $8.94 in 2011.  As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost related to the nonvested shares under this grant.  The unrecognized compensation cost associated with this grant is expected to be recognized over a period of 0.1 years. A summary of activity related to these restricted share units for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011

Outstanding at beginning of year	294,782	443,950	-

Granted	-	-	449,350
Vested	(147,368)	(147,968)	-
Forfeited	(3,268)	(1,200)	(5,400)

Outstanding at end of year	144,146	294,782	443,950

Cash payments at vesting (in millions)	$0.4	$0.6

At December 31, 2013, 3.6 million shares were available for future grant under the 2011 stock incentive plan.

19.	Leases

We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.

Total rental expense under operating leases was $4.6 million, $4.8 million and $5.4 million in 2013, 2012 and 2011, respectively.

At December 31, 2013, minimum future operating lease payments are as follows (in thousands):

2014	$907
2015	730
2016	540
2017	402
2018 and thereafter	569

Total	$3,148

20.	Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2011, 2012 and 2013, curtailments reduced our average claim paid by approximately 3.0%, 4.1% and 5.8%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid. Historically, we have not had material disputes regarding our curtailments or other adjustments.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012 and 2013, rescissions mitigated our paid losses by approximately $0.3 billion and $135 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through 2013. At December 31, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.1 billion. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. In 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements, Fannie Mae advised its servicers that they are prohibited from entering into such settlements and Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. Since those announcements, the GSEs have consented to our settlement agreements with two customers, one of which is Countrywide, as discussed below, and have rejected other settlement agreements. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

If we are unable to reach a settlement, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. As of December 31, 2013, the period in which a dispute may be brought has not ended for approximately 28% of our post-2008 rescissions that are not subject to a settlement agreement.

Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes even though discussions and legal proceedings have been initiated and are ongoing. Under ASC 450-20, an estimated loss from such discussions and proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.

Since December 2009, we have been involved in legal proceedings with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans.

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The Agreement with BANA covers loans purchased by the GSEs. As of September 30, 2013, rescissions of coverage on approximately 2,100 loans under the Agreement with BANA had been suspended. That Agreement was implemented beginning in November 2013 and we resolved all of those suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission. The pending arbitration proceedings concerning the loans covered by that agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed.

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors, and any such implementation is expected to occur no earlier than the second quarter of 2014. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

We recorded the estimated impact of the Agreements and another probable settlement in our financial statements for the quarter ending December 31, 2012. We have also recorded the estimated impact of other probable settlements, which in the aggregate have not been material. The estimated impact that we recorded is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $475 million, of which about 50% is from rescission practices subject to the Agreement with CHL. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

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

We are involved in discussions and legal proceedings with customers with respect to our claims paying practices that are collectively material in amount. Although it is reasonably possible that, when these discussions or legal proceedings are completed, we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and legal proceedings to be approximately $260 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Seven of those cases have previously been dismissed without any further opportunity to appeal. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives thereby violating RESPA. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In 2013, the U.S. District Court for the Southern District of Florida approved a settlement with the CFPB that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concluded the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provisions of RESPA.

We received requests from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. In August 2013, MGIC and several competitors received a draft Consent Order from the MN Department containing proposed conditions to resolve its investigation, including unspecified penalties. We are engaged in discussions with the MN Department regarding the draft Consent Order.  We also received a request in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. Other insurance departments or other officials, including attorneys general, may also seek information about, investigate, or seek remedies regarding captive mortgage reinsurance.

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

In December 2013, the U.S. Treasury Department’s Federal Insurance Office released a report that calls for federal standards and oversight for mortgage insurers to be developed and implemented. It is uncertain what form the standards and oversight will take and when they will become effective.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Seven of these lawsuits have been dismissed without any further opportunity to appeal.  The remaining lawsuit has also been dismissed by the U.S. District Court, however, the plaintiff in that lawsuit has filed a motion for reconsideration by the U.S. District Court and to certify a related question of law to the Supreme Court of the State in which the U.S. District Court is located.  The damages sought in this remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuits.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for 2013 was approximately $5 million, but may increase in the future.

See Note 14 – “Income Taxes” for a description of federal income tax contingencies.

21.	Unaudited Quarterly Financial Data

	Quarter				2013
2013:	First	Second	Third	Fourth	Year
	(In thousands, except share data)

Net premiums written	$248,500	$236,622	$234,278	$204,081	$923,481
Net premiums earned	247,059	237,777	231,857	226,358	943,051
Investment income, net of expenses	18,328	20,883	20,250	21,278	80,739
Loss incurred, net	266,208	196,274	180,189	196,055	838,726
Change in premium deficiency reserves	(1,650)	(11,283)	(3,813)	(8,574)	(25,320)
Underwriting and other operating expenses	50,012	47,562	47,970	46,974	192,518
Interest expense	26,406	17,942	17,653	17,662	79,663
Net income (loss)	(72,930)	12,375	12,114	(1,407)	(49,848)
Income (loss) per share (a):
Basic	(0.31)	0.04	0.04	(0.00)	(0.16)
Diluted	(0.31)	0.04	0.04	(0.00)	(0.16)

	Quarter				2012
2012:	First	Second	Third	Fourth (b)	Year
	(In thousands, except share data)

Net premiums written	$254,986	$238,605	$263,505	$260,736	$1,017,832
Net premiums earned	262,405	242,628	266,432	261,705	1,033,170
Investment income, net of expenses	37,408	32,178	30,394	21,660	121,640
Loss incurred, net	337,088	551,408	490,121	688,636	2,067,253
Change in premium deficiency reserves	(14,183)	(27,358)	(9,144)	(10,351)	(61,036)
Underwriting and other operating expenses	50,343	48,910	50,678	51,516	201,447
Interest expense	24,627	24,912	24,478	25,327	99,344
Net income (loss)	(19,555)	(273,891)	(246,942)	(386,691)	(927,079)
Income (loss) per share (a):
Basic	(0.10)	(1.36)	(1.22)	(1.91)	(4.59)
Diluted	(0.10)	(1.36)	(1.22)	(1.91)	(4.59)

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
(b)	The results for the fourth quarter of 2012 include a loss of approximately $267 million related to our settlement with Freddie Mac and approximately $100 million related to our probable rescission settlement agreements. See Note 20 – “Litigation and Contingencies.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MGIC Investment Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2014

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2013, as stated in their report which appears herein.

Changes in Internal Control during the Fourth Quarter

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information (other than on the executive officers) will be included in our Proxy Statement for the 2014 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

This information will be included in our Proxy Statement for the 2014 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2014 Annual Meeting of Shareholders, and is hereby incorporated by reference.

The table below sets forth certain information, as of December 31, 2013, about options outstanding (all of which are exercisable) under our 2002 Stock Incentive Plan (the “2002 Plan”). Other than under this plan, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	529,800	(1)	$68.20	3,614,834	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	529,800	(1)	$68.20	3,614,834	(2)

(1)	Excludes 3,607,974 restricted stock units (RSUs) granted for which shares will be issued if certain criteria are met. Of the 3,607,974 RSUs granted, 2,752,143 are subject to performance conditions and the remainder are subject to service conditions. Those RSUs were granted under our 2002 Plan and our 2011 Omnibus Incentive Plan (the “2011 Plan”).

(2)	Reflects shares available for granting. All of these shares are available under our 2011 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the extent applicable, this information will be included in our Proxy Statement for the 2014 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

This information will be included in our Proxy Statement for the 2014 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated statements of operations for each of the three years in the period ended December 31, 2013

Consolidated balance sheets at December 31, 2013 and 2012

Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2013

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2013

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2013

Notes to consolidated financial statements

Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2013:

Schedule I - Summary of investments, other than investments in related parties

Schedule II - Condensed financial information of Registrant

Schedule IV – Reinsurance

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

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
/s/ Kenneth M. Jastrow, II
Kenneth M. Jastrow, II, Director
/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and	/s/ Daniel P. Kearney
Chief Financial Officer	Daniel P. Kearney, Director
(Principal Financial Officer)
/s/ Michael E. Lehman
/s/ Timothy J. Mattke	Michael E. Lehman, Director
Timothy J. Mattke
Senior Vice President, Controller and
Chief Accounting Officer	/s/ William A. McIntosh
(Principal Accounting Officer)	William A. McIntosh, Director

/s/ James A. Abbott	/s/ Leslie M. Muma
James A. Abbott, Director	Leslie M. Muma, Director

/s/ Daniel A. Arrigoni	/s/ Donald T. Nicolaisen
Daniel A. Arrigoni, Director	Donald T. Nicolaisen, Director

/s/ Cassandra C. Carr	/s/ Gary A. Poliner
Cassandra C. Carr, Director	Gary A. Poliner, Director

/s/ C. Edward Chaplin	/s/ Mark M. Zandi
C. Edward Chaplin, Director	Mark M. Zandi, Director

/s/ Thomas M. Hagerty
Thomas M. Hagerty, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders of
MGIC Investment Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2014 (the report is included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10‑K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 28, 2014

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2013

Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$663,642	$639,590	$639,590
States, municipalities and political subdivisions	932,922	921,367	921,367
Foreign governments	39,420	40,852	40,852
Public utilities	220,788	219,018	219,018
Asset-backed securities	399,839	400,486	400,486
Collateralized loan obligations	61,337	60,295	60,295
Mortgage-backed	661,288	629,920	629,920
All other corporate bonds	1,969,307	1,952,397	1,952,397

Total fixed maturities	4,948,543	4,863,925	4,863,925
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2,908	2,894	2,894

Total equity securities	2,908	2,894	2,894

Total investments	$4,951,451	$4,866,819	$4,866,819

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2013 and 2012

	2013	2012
	(In thousands)
ASSETS

Fixed maturities (amortized cost, 2013 – $548,528; 2012 – $137,330)	$539,124	$139,019
Cash and cash equivalents	20,725	175,880
Investment in subsidiaries, at equity in net assets	1,475,956	709,946
Accounts receivable - affiliates	380	669
Income taxes receivable	17,958	17,955
Accrued investment income	3,629	1,018
Other assets	18,943	7,431
Total assets	$2,076,715	$1,051,918

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$82,773	$99,910
Convertible senior notes	845,000	345,000
Convertible junior debentures	389,522	379,609
Accrued interest	14,882	30,459
Total liabilities	1,332,177	854,978

Shareholders' equity
Common stock, (one dollar par value, shares authorized 1,000,000; shares issued 2013 – 340,047; 2012 – 205,047; shares outstanding 2013 – 337,758; 2012 – 202,032)	340,047	205,047
Paid-in capital	1,661,269	1,135,296
Treasury stock (shares at cost, 2013 – 2,289; 2012 – 3,015)	(64,435)	(104,959)
Accumulated other comprehensive loss, net of tax	(117,726)	(48,163)
Retained deficit	(1,074,617)	(990,281)
Total shareholders' equity	744,538	196,940
Total liabilities and shareholders' equity	$2,076,715	$1,051,918

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Revenues:
Investment income, net of expenses	$5,033	$6,921	$15,693
Realized investment gains, net	830	9,895	4,724
Other income	-	17,775	27,688
Total revenues	5,863	34,591	48,105

Expenses:
Operating expenses	511	2,227	(133)
Interest expense	79,663	99,344	103,271
Total expenses	80,174	101,571	103,138
Loss before income taxes	(74,311)	(66,980)	(55,033)
Benefit from income taxes	-	-	(6,872)
Equity in undistributed net income (loss) of subsidiaries	24,463	(860,099)	(437,731)
Net loss	(49,848)	(927,079)	(485,892)
Other comprehensive (loss) income, net	(69,563)	(78,287)	7,988
Total comprehensive loss	$(119,411)	$(1,005,366)	$(477,904)

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(49,848)	$(927,079)	$(485,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	(24,463)	860,099	437,731
Other	21,693	23,765	7,378
Change in certain assets and liabilities:
Accounts receivable - affiliates	289	(753)	770
Income taxes receivable	(3)	5,909	(2,452)
Accrued investment income	(2,611)	2,702	1,890
Accrued interest	(15,577)	17,288	(2,438)
Net cash used in operating activities	(70,520)	(18,069)	(43,013)

Cash flows from investing activities:
Transactions with subsidiaries	(800,000)	(100,000)	(200,000)
Purchase of fixed maturities	(563,968)	(120,181)	(130,503)
Sale of fixed maturities	148,608	409,601	551,493
Net cash (used in) provided by investing activities	(1,215,360)	189,420	220,990

Cash flows from financing activities:
Repayment of long-term debt	(17,235)	(53,107)	(178,721)
Net proceeds from convertible senior notes	484,625	-	-
Common stock shares issued	663,335	-	-
Net cash provided by (used in) financing activities	1,130,725	(53,107)	(178,721)

Net (decrease) increase in cash and cash equivalents	(155,155)	118,244	(744)
Cash and cash equivalents at beginning of year	175,880	57,636	58,380
Cash and cash equivalents at end of year	$20,725	$175,880	$57,636

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

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. In 2014, MGIC cannot pay any dividends to our holding company without approval from the OCI.

In the fourth quarter of 2008, we suspended the payment of dividends to shareholders.

MGIC INVESTMENT CORPORATION

SCHEDULE IV — REINSURANCE

MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2013, 2012 and 2011

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands of dollars)
Year ended December 31,
2013	$979,078	$38,101	$2,074	$943,051	0.2%

2012	1,065,663	34,918	2,425	1,033,170	0.2%

2011	1,170,868	50,924	3,891	1,123,835	0.3%

Item 15(a)3

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit
Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	August 8, 2013

3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	January 29, 2014

4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	August 8, 2013

4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	January 29, 2014

4.3
Amended and Restated Rights Agreement, dated as of July 25, 2012, (as amended through March 11, 2013) between MGIC Investment Corporation and Wells Fargo Bank, National Association, which includes as Exhibit A thereto the Form of Right Certificate, as Exhibit B thereto the Summary of Rights to Purchase Common Shares, and as Exhibit C thereto the Form of Representation and Request Letter.
		DEF 14A	App. A	March 25, 2013

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee. [File 001-10816]	8-K	4.1	October 19, 2000

4.5	Supplemental Indenture, dated as of April 26, 2010, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	April 30, 2010

4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation. [File 001‑10816]	10-Q	4.6	May 12, 2008

4.7	Second Supplemental Indenture, dated as of March 15, 2013, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	March 15, 2013

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.1	March 31, 2003

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.1.1	March 31, 2003

10.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.1	March 13, 2006

10.2.1	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.2	March 13, 2006

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005

Exhibit		Incorporated by Reference
Number	Description of Exhibit	Form		Exhibit(s)	Filing Date
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K		10.2.5	March 16, 2005

10.2.6	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2011). *	10-K		10.2.18	February 29, 2012

10.2.7	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2011). *	10-K		10.2.19	February 29, 2012

10.2.8	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2012). *	10-K		10.2.8	March 1, 2013

10.2.9	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2012). *	10-K		10.2.9	March 1, 2013

10.2.10	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2013). * †

10.2.11	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2013). * †

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan. [File 001‑10816] *	10-K		10.7	March 29, 2000

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K		10.3.1	March 1, 2011

10.3.2	MGIC Investment Corporation 2011 Omnibus Incentive Plan. *	DEF 14A		App. B	March 31, 2011

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan. [File 001‑10816] *	10-K		10.10	March 29, 2000

10.6	Executive Bonus Plan. * †

10.7	Supplemental Executive Retirement Plan. *	8-K	`	10.7	January 29, 2014

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K		10.8	March 1, 2011

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. [File 001‑10816] *	10-K		10.24	March 25, 1994

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. *	10-Q		10.27 and 10.28	August 12, 1994

10.11.1	Form of Key Executive Employment and Severance Agreement. *	10-K		10.11.1	March 2, 2009

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement. *	10-K		10.11.2	March 2, 2009

10.11.3	Form of Letter Agreement Amending Certain of the Company’s Key Executive Employment and Severance Agreements. *	8-K		10.11.3	April 13, 2009

10.11.4	Supplemental Plan for Executives covered by MGIC Investment Corporation Key Executive Employment and Severance Agreements. *	8-K		10.11.4	October 25, 2011

		Incorporated by Reference
Exhibit
Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.12	Form of Agreement Not to Compete. *	10-K	10.12	March 1, 2013

10.14	Confidential Settlement Agreement and Release dated as of April 19, 2013 (“BANA Agreement”), by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the BANA Agreement solely to the extent specified in BANA Agreement. **	8-K	10.1	April 25, 2013

10.15	Confidential Settlement Agreement and Release dated as of April 19, 2013 (“CHL Agreement”), by and between Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the CHL Agreement). **	8-K	10.2	April 25, 2013

10.16	Consulting Agreement between J. Michael Lauer and Mortgage Guaranty Insurance Corporation dated as of March 3, 2014. * †

21	Direct and Indirect Subsidiaries. †

23	Consent of Independent Registered Public Accounting Firm. †

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††

99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009

99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009

99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012

99.8	Amendment to BANA Confidential Settlement Agreement and Release made as of September 24, 2013 by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the settlement agreement only to the extent specified in the settlement agreement. ***	10-Q	10.14.1	November 8, 2013

99.9	Amendment to Confidential Settlement Agreement and Release made as of September 24, 2013 by and between Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) ***	10-Q	10.14.1	November 8, 2013

Incorporated by Reference
Exhibit
Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
99.10	Letter Agreement dated October 9, 2013 among Fannie Mae, Bank of America, N.A., Countrywide Home Loans, Inc. and Mortgage Guaranty Insurance Corporation. *** †

99.11	Letter Agreement dated October 9, 2013 among Bank of America, N.A., Countrywide Home Loans, Inc. and Mortgage Guaranty Insurance Corporation. *** †

99.12
Second Amendment to Confidential Settlement Agreement and Release made as of November 8, 2013 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)

101
The following financial information from MGIC Investment Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012 (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan.

**	Certain portions of these Exhibits are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.

***	Confidential treatment has been requested with respect to certain portions of these exhibits. These exhibits omit the information subject to this confidential treatment request. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Filed herewith.

††	Furnished herewith.