Form 10-Q
period 2014-03-31
MGIC INVESTMENT CORP
filed 2014-05-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ______ Commission file number 1-10816

MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/14	338,515,868

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2014 and December 31, 2013
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2014 - $4,803,526; 2013 - $4,948,543)	$4,758,526	$4,863,925
Equity securities	2,955	2,894
Total investment portfolio	4,761,481	4,866,819
Cash and cash equivalents	296,887	332,692
Restricted cash and cash equivalents (note 1)	17,444	17,440
Accrued investment income	31,811	31,660
Prepaid reinsurance premiums (note 4)	38,071	36,243
Reinsurance recoverable on loss reserves (note 4)	57,618	64,085
Reinsurance recoverable on paid losses (note 4)	9,031	10,425
Premium receivable	54,339	62,301
Home office and equipment, net	28,650	26,185
Deferred insurance policy acquisition costs	10,154	9,721
Other assets	159,509	143,819
Total assets	$5,464,995	$5,601,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$2,834,559	$3,061,401
Premium deficiency reserve (note 13)	43,288	48,461
Unearned premiums	160,097	154,479
Senior notes (note 3)	61,883	82,773
Convertible senior notes (note 3)	845,000	845,000
Convertible junior debentures (note 3)	389,522	389,522
Other liabilities	289,931	275,216
Total liabilities	4,624,280	4,856,852

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2014 and 2013 - 340,047; shares outstanding 2014 - 338,516; 2013 - 337,758)	340,047	340,047
Paid-in capital	1,657,360	1,661,269
Treasury stock (shares at cost 2014 - 1,531; 2013 - 2,289)	(33,905)	(64,435)
Accumulated other comprehensive loss, net of tax (note 9)	(78,361)	(117,726)
Retained deficit	(1,044,426)	(1,074,617)
Total shareholders' equity	840,715	744,538
Total liabilities and shareholders' equity	$5,464,995	$5,601,390

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:	(In thousands, except per share data)
Premiums written:
Direct	$244,189	$254,547
Assumed	451	551
Ceded (note 4)	(26,620)	(6,598)
Net premiums written	218,020	248,500
Increase in unearned premiums, net	(3,759)	(1,441)
Net premiums earned	214,261	247,059
Investment income, net of expenses	20,156	18,328
Realized investment (losses) gains, net	(231)	1,259
Total other-than-temporary impairment losses	-	-
Portion of losses recognized in other comprehensive income, before taxes	-	-
Net impairment losses recognized in earnings	-	-
Other revenue	896	2,539
Total revenues	235,082	269,185

Losses and expenses:
Losses incurred, net (note 12)	122,608	266,208
Change in premium deficiency reserve (note 13)	(5,173)	(1,650)
Amortization of deferred policy acquisition costs	1,419	1,697
Other underwriting and operating expenses, net	37,981	48,315
Interest expense (note 3)	17,539	26,406
Total losses and expenses	174,374	340,976
Income (loss) before tax	60,708	(71,791)
Provision for income taxes (note 11)	726	1,139

Net income (loss)	$59,982	$(72,930)

Income (loss) per share (note 6):
Basic	$0.18	$(0.31)
Diluted	$0.15	$(0.31)

Weighted average common shares outstanding - basic (note 6)	338,213	232,348

Weighted average common shares outstanding - diluted (note 6)	413,180	232,348

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Net income (loss)	$59,982	$(72,930)

Other comprehensive income (loss), net of tax (note 9):

Change in unrealized investment gains and losses (note 7)	39,598	(9,954)

Benefit plan adjustments	(1,486)	-

Foreign currency translation adjustment	1,253	316

Other comprehensive income (loss), net of tax	39,365	(9,638)

Comprehensive income (loss)	$99,347	$(82,568)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2013 and Three Months Ended March 31, 2014
(Unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Accumulated
	stock	capital	stock	income (loss)	deficit
	(In thousands)

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)

Net loss					(49,848)
Change in unrealized investment gains and losses, net	-	-	-	(123,591)	-
Common stock issuance (note 14)	135,000	528,335	-	-	-
Reissuance of treasury stock, net	-	(7,892)	40,524	-	(34,488)
Equity compensation	-	5,530	-	-	-
Benefit plan adjustments	-	-	-	68,038	-
Unrealized foreign currency translation adjustment	-	-	-	(14,010)	-

Balance, December 31, 2013	$340,047	$1,661,269	$(64,435)	$(117,726)	$(1,074,617)

Net income					59,982
Change in unrealized investment gains and losses, net (note 7)	-	-	-	39,598	-
Reissuance of treasury stock, net	-	(5,712)	30,530	-	(29,791)
Equity compensation	-	1,803	-	-	-
Benefit plan adjustments	-	-	-	(1,486)	-
Unrealized foreign currency translation adjustment	-	-	-	1,253	-

Balance, March 31, 2014	$340,047	$1,657,360	$(33,905)	$(78,361)	$(1,044,426)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three Months Ended
	March 31,

	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$59,982	$(72,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	14,765	22,858
Deferred tax benefit	(86)	(8)
Realized investment losses (gains), excluding impairment losses	231	(1,259)
Loss on repurchases of senior notes	837	-
Other	(22,218)	6,256
Change in certain assets and liabilities:
Accrued investment income	(151)	(4,047)
Prepaid reinsurance premium	(1,828)	79
Reinsurance recoverable on loss reserves	6,467	8,669
Reinsurance recoverable on paid losses	1,394	2,322
Premium receivable	7,962	(4,813)
Deferred insurance policy acquisition costs	(433)	(963)
Loss reserves	(226,842)	(208,495)
Premium deficiency reserve	(5,173)	(1,650)
Unearned premiums	5,618	1,373
Income taxes payable (current)	548	899
Net cash used in operating activities	(158,927)	(251,709)

Cash flows from investing activities:
Purchase of fixed maturities	(582,261)	(975,555)
Purchase of equity securities	(19)	(18)
Proceeds from sale of fixed maturities	419,293	361,119
Proceeds from maturity of fixed maturities	295,188	282,701
Net increase in payable for securities	12,692	43,435
Net change in restricted cash	(4)	-
Net cash provided by (used in) investing activities	144,889	(288,318)

Cash flows from financing activities:
Net proceeds from convertible senior notes	-	484,670
Common stock shares issued	-	663,542
Repurchases of long-term debt	(21,767)	-
Net cash (used in) provided by financing activities	(21,767)	1,148,212

Net (decrease) increase in cash and cash equivalents	(35,805)	608,185
Cash and cash equivalents at beginning of period	332,692	1,027,625
Cash and cash equivalents at end of period	$296,887	$1,635,810

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our financial position and results of operations for the periods indicated. The results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2014.

Capital - GSEs

Since 2008, substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac (the “GSEs”), each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. The GSEs may include new eligibility requirements as part of our current remediation plan. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan.

The GSEs previously advised us that, at the direction of their conservator, the Federal Housing Finance Agency (“FHFA”), they will be revising the eligibility requirements for all mortgage insurers. We expect the revised eligibility standards to include new counterparty financial requirements (the “GSE Counterparty Financial Requirements”). Prior to publicly releasing the draft of the revised eligibility requirements, the FHFA is allowing state insurance regulators a period of time in which to review them on a confidential basis. After considering any changes suggested by the state insurance regulators, the FHFA is expected to release the draft eligibility requirements for public input, which could occur as early as the second quarter of 2014. We have not been informed of the content of the new eligibility requirements, their timeframes for effectiveness, or the length of the public input period.

We have various alternatives available to improve our existing risk-to-capital position, including contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital, which could be contributed to MGIC. While there can be no assurance that MGIC would meet the GSE Counterparty Financial Requirements by their effective date, we believe we could implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer after the GSE Counterparty Financial Requirements are fully effective. If MGIC (or MIC, under certain circumstances) ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

See additional disclosure regarding statutory capital in Note 15 – “Statutory Capital.”

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2013 amounts to conform to 2014 presentation.

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. In the fourth quarter of 2013, approximately $42.9 million was released from escrow in connection with the BANA agreement. At March 31, 2014 and December 31, 2013, approximately $17.4 million remains in escrow in connection with the CHL agreement. See additional discussion of these settlement agreements in Note 5 – “Litigation and Contingencies.”

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 - New Accounting Guidance

In July 2013, the FASB issued an update to the accounting standard regarding income taxes. This update provides guidance concerning the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward (the “Carryforwards”) is available. This accounting standard requires an entity to net its liability related to unrecognized tax benefits against the related deferred tax assets for the Carryforwards. A gross presentation will be required when the Carryforwards are not available under the tax law of the applicable jurisdiction or when the Carryforwards would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This update is effective for fiscal years and interim periods within such years beginning after December 15, 2013. We are currently in compliance with this new guidance. It did not have a significant impact on our consolidated financial statements and disclosures.

Note 3 – Debt

5.375% Senior Notes – due November 2015

At March 31, 2014 and December 31, 2013 we had outstanding $62.0 million and $82.9 million, respectively, of 5.375% Senior Notes due in November 2015. In February 2014, we repurchased $20.9 million in par value of these notes at a cost slightly above par. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 of each year. The description of these Senior Notes, included in our Annual Report on Form 10-K for the year ended December 31, 2013, is not intended to be complete in all respects. Moreover, the description is qualified in its entirety by the terms of the notes, which are contained in the Indenture, dated as of October 15, 2000, between us and U.S. Bank, National Association, as trustee, and in an Officer's Certificate dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms of the Senior Notes.

There were no scheduled interest payments on the Senior Notes for the three months ended March 31, 2014 and 2013, respectively. In the first quarter of 2014, we paid $0.3 million in interest related to our repurchase discussed above.

5% Convertible Senior Notes – due May 2017

At March 31, 2014 and December 31, 2013 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in May 2017. Interest on the 5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year.

The 5% Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. These 5% Notes will be equal in right of payment to our other senior debt, discussed above, and will be senior in right of payment to our existing Convertible Junior Debentures, discussed below. Debt issuance costs are being amortized to interest expense over the contractual life of the 5% Notes. The provisions of the 5% Notes are complex. The description of these 5% Notes, included in our Annual Report on Form 10-K for the year ended December 31, 2013, is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the notes, which are contained in the Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

There were no scheduled interest payments on the 5% Notes for the three months ended March 31, 2014 or 2013.

2% Convertible Senior Notes – due April 2020

At March 31, 2014 and December 31, 2013, we had outstanding $500 million principal amount of 2% Convertible Senior Notes due in 2020 which we issued in March 2013. We received net proceeds of approximately $484.6 million after deducting underwriting discount and offering expenses. Interest on the 2% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 2% Notes will mature on April 1, 2020, unless earlier repurchased by us or converted. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our existing Convertible Junior Debentures. Debt issuance costs are being amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

The provisions of the 2% Notes are complex. The description of these 2% Notes, included in our Annual Report on Form 10-K for the year ended December 31, 2013, is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the notes, which are contained in the Second Supplemental Indenture, dated March 12, 2013, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

There were no scheduled interest payments on the 2% Notes for the three months ended March 31, 2014 or 2013.

9% Convertible Junior Subordinated Debentures – due April 2063

At March 31, 2014 and December 31, 2013 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures rank junior to all of our existing and future senior indebtedness.

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

The provisions of the debentures are complex. The description of these debentures, included in our Annual Report on Form 10-K for the year ended December 31, 2013, is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the debentures, which are contained in the Indenture, dated as of March 28, 2008, between us and U.S. Bank National Association, as trustee.

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

There were no scheduled interest payments on the debentures for the three months ended March 31, 2014 or 2013.

All debt

The par value and fair value of our debt at March 31, 2014 and December 31, 2013 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014
Liabilities:
Senior Notes	$61,953	$64,121	$64,121	$-	$-
Convertible Senior Notes due 2017	345,000	397,599	397,599	-	-
Convertible Senior Notes due 2020	500,000	703,815	703,815	-	-
Convertible Junior Subordinated Debentures	389,522	464,018	-	464,018	-
Total Debt	$1,296,475	$1,629,553	$1,165,535	$464,018	$-

December 31, 2013
Liabilities:
Senior Notes	$82,883	$85,991	$85,991	$-	$-
Convertible Senior Notes due 2017	345,000	388,988	388,988	-	-
Convertible Senior Notes due 2020	500,000	685,625	685,625	-	-
Convertible Junior Subordinated Debentures	389,522	439,186	-	439,186	-
Total Debt	$1,317,405	$1,599,790	$1,160,604	$439,186	$-

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

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At March 31, 2014, we had approximately $542 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $7.1 million at March 31, 2014. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 3.4 years at March 31, 2014.

Note 4 – Reinsurance

In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that are not captive reinsurers. These reinsurers primarily have a rating of A or better by Moody’s Investors Service, Standard & Poor’s Rating Services or both. This reinsurance agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions) and covers incurred losses, with renewal premium through December 31, 2018, at which time the agreement terminates. Early termination of the agreement prior to December 31, 2018 is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission. In December 2013, we entered into an Addendum to the quota share reinsurance agreement that applies to certain insurance written before April 1, 2013 that has never been delinquent. The structure of the quota share reinsurance agreement remained the same, with the exception that the business written before April 1, 2013 is a 40% quota share. Under the Addendum, policies for which premium was received but unearned as of December 31, 2013 were ceded.

As of March 31, 2014, we have accrued a profit commission receivable of $24.6 million, which is included in "Other assets" on our consolidated balance sheet. This receivable could increase materially through the term of the agreement, but the ultimate amount of the commission will depend on the ultimate level of premiums earned and losses incurred under the agreement. Any profit commission would be paid to us upon termination of the reinsurance agreement.

The reinsurers are required to maintain trust funds or letters of credit to support recoverable balances for reinsurance, such as loss reserves, paid losses, prepaid reinsurance premiums and profit commissions.  As such forms of collateral are in place, we have not established an allowance against these balances.

In the past, MGIC had also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) discussed in Note 5 – “Litigation and Contingencies”, MGIC and the three other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $55 million at March 31, 2014 which was supported by $217 million of trust assets, while at December 31, 2013, the reinsurance recoverable on loss reserves related to captives was $64 million which was supported by $226 million of trust assets. At March 31, 2014 and December 31, 2013 there was an additional $23 million of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. See Note 5 – “Litigation and Contingencies” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

A summary of the effect of our reinsurance agreements on our results for the three months ended March 31, 2014 and 2013 appears below.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Ceded premiums written, net of profit commission	$26,620	$6,598

Ceded premiums earned, net of profit commission	24,562	6,407

Ceded losses incurred	6,384	10,913

Ceding commissions	9,133	537

Note 5 – Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2013 and the first quarter of 2014, curtailments reduced our average claim paid by approximately 5.8% and 5.9%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012, 2013 and the first quarter of 2014, rescissions mitigated our paid losses by approximately $0.3 billion, $135 million and $26 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through the first quarter of 2014. At March 31, 2014, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $70 million. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

If we are unable to reach a settlement, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. As of March 31, 2014, the period in which a dispute may be brought has not ended for approximately 26% of our post-2008 rescissions that are not subject to a settlement agreement.

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

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The Agreement with BANA covers loans purchased by the GSEs. That Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission. The pending arbitration proceedings concerning the loans covered by that agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed.

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors, and any such implementation is expected to occur later in 2014. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

We recorded the estimated impact of the Agreements and another probable settlement in our financial statements for the quarter ending December 31, 2012. We have also recorded the estimated impact of other probable settlements, which in the aggregate have not been material. The estimated impact that we recorded is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $484 million, of which about 50% is from rescission practices subject to the Agreement with CHL. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices that are collectively material in amount. These include a previously disclosed curtailment dispute with Countrywide that is in a mediation process. Although it is reasonably possible that, when these discussions or proceedings are completed, we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $266 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In early 2013, the CFPB issued rules to implement laws requiring mortgage lenders to make ability-to-repay determinations prior to extending credit. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business. Such rules and regulations could have a material adverse effect on us.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Seven of these lawsuits have been dismissed without any further opportunity to appeal.  The remaining lawsuit had also been dismissed by the U.S. District Court, however, the plaintiff in that lawsuit filed a motion for reconsideration by the U.S. District Court and to certify a related question of law to the Supreme Court of the State in which the U.S. District Court is located. In April 2014, that motion for reconsideration was denied, however, the plaintiff may appeal. The damages sought in this remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuits.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The underwriting remedy expense for 2013 and the first quarter of 2014 was approximately $5 million and $2 million, respectively, but may increase in the future.

See Note 11 – “Income Taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (Loss) per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 1.2 million for the three months ended March 31, 2013 because they were anti-dilutive due to our reported net loss. Participating securities of 0.1 million were included in our weighted average number of common shares outstanding for the three months ended March 31, 2014. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended March 31, 2014 and 2013 common stock equivalents of 54.5 million and 77.3 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)

Basic earnings per share:

Net income (loss)	$59,982	$(72,930)

Weighted average common shares outstanding	338,213	232,348
Basic income (loss) per share	$0.18	$(0.31)

Diluted earnings per share:

Net income (loss)	$59,982	$(72,930)

Effect of dilutive securities:
2% Convertible Senior Notes	3,049	-

Net income (loss) plus assumed conversions	$63,031	$(72,930)

Weighted-average shares - Basic	338,213	232,348
Common stock equivalents	74,967	-

Weighted-average shares - Diluted	413,180	232,348
Diluted income (loss) per share	$0.15	$(0.31)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at March 31, 2014 and December 31, 2013 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$550,477	$1,649	$(17,078)	$535,048
Obligations of U.S. states and political subdivisions	906,385	8,232	(8,490)	906,127
Corporate debt securities	2,192,333	9,038	(16,621)	2,184,750
Asset-backed securities	392,435	1,317	(241)	393,511
Residential mortgage-backed securities	373,314	141	(19,930)	353,525
Commercial mortgage-backed securities	286,323	569	(4,331)	282,561
Collateralized loan obligations	61,337	-	(903)	60,434
Debt securities issued by foreign sovereign governments	40,922	1,885	(237)	42,570
Total debt securities	4,803,526	22,831	(67,831)	4,758,526
Equity securities	2,928	38	(11)	2,955

Total investment portfolio	$4,806,454	$22,869	$(67,842)	$4,761,481

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses (1)	Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$663,642	$1,469	$(25,521)	$639,590
Obligations of U.S. states and political subdivisions	932,922	5,865	(17,420)	921,367
Corporate debt securities	2,190,095	6,313	(24,993)	2,171,415
Asset-backed securities	399,839	1,100	(453)	400,486
Residential mortgage-backed securities	383,368	146	(24,977)	358,537
Commercial mortgage-backed securities	277,920	131	(6,668)	271,383
Collateralized loan obligations	61,337	-	(1,042)	60,295
Debt securities issued by foreign sovereign governments	39,420	1,722	(290)	40,852
Total debt securities	4,948,543	16,746	(101,364)	4,863,925
Equity securities	2,908	9	(23)	2,894

Total investment portfolio	$4,951,451	$16,755	$(101,387)	$4,866,819

(1) At March 31, 2014 and December 31, 2013, there were no other-than-temporary impairment losses recorded in other comprehensive income.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 85% of the market value of our foreign investments with the remaining 11% invested in corporate securities and 4% in cash equivalents. Seventy-eight percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 22% is rated AA.

The amortized cost and fair values of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
March 31, 2014	Cost	Value
	(In thousands)

Due in one year or less	$609,374	$610,697
Due after one year through five years	1,842,541	1,847,304
Due after five years through ten years	779,379	765,534
Due after ten years	458,823	444,960

	$3,690,117	$3,668,495

Asset-backed securities	392,435	393,511
Residential mortgage-backed securities	373,314	353,525
Commercial mortgage-backed securities	286,323	282,561
Collateralized loan obligations	61,337	60,434

Total at March 31, 2014	$4,803,526	$4,758,526

At March 31, 2014 and December 31, 2013, the investment portfolio had gross unrealized losses of $67.8 million and $101.4 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$424,490	$15,477	$18,043	$1,601	$442,533	$17,078
Obligations of U.S. states and political subdivisions	377,446	8,445	2,692	45	380,138	8,490
Corporate debt securities	1,072,046	13,570	67,839	3,051	1,139,885	16,621
Asset-backed securities	88,241	185	7,087	56	95,328	241
Residential mortgage-backed securities	90,098	2,765	262,298	17,165	352,396	19,930
Commercial mortgage-backed securities	177,235	4,191	15,256	140	192,491	4,331
Collateralized loan obligations	60,434	903	-	-	60,434	903
Debt securities issued by foreign sovereign governments	9,357	237	-	-	9,357	237
Equity securities	299	6	88	5	387	11
Total investment portfolio	$2,299,646	$45,779	$373,303	$22,063	$2,672,949	$67,842

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$465,975	$24,980	$4,103	$541	$470,078	$25,521
Obligations of U.S. states and political subdivisions	503,967	17,370	4,226	50	508,193	17,420
Corporate debt securities	1,238,211	20,371	81,593	4,622	1,319,804	24,993
Asset-backed securities	126,991	387	7,114	66	134,105	453
Residential mortgage-backed securities	91,534	3,886	265,827	21,091	357,361	24,977
Commercial mortgage-backed securities	192,440	6,239	43,095	429	235,535	6,668
Collateralized loan obligations	60,295	1,042	-	-	60,295	1,042
Debt securities issued by foreign sovereign governments	7,203	290	-	-	7,203	290
Equity securities	1,012	18	75	5	1,087	23
Total investment portfolio	$2,687,628	$74,583	$406,033	$26,804	$3,093,661	$101,387

The unrealized losses in all categories of our investments at March 31, 2014 and December 31, 2013 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During each of the three months ended March 31, 2014 and 2013 there were no other-than-temporary impairments (“OTTI”) recognized.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$(234)	$1,257
Equity securities	3	2

	$(231)	$1,259

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$805	$1,934
Losses on sales	(1,036)	(675)

	$(231)	$1,259

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state tax credit investments. Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement.

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

Our financial assets that are classified as Level 3 securities are primarily state premium tax credit investments.  The state premium tax credit investments have an average maturity of under 5 years, credit ratings of AA+, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.3%.

Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement that is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of March 31, 2014 and December 31, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$535,048	$535,048	$-	$-
Obligations of U.S. states and political subdivisions	906,127	-	903,749	2,378
Corporate debt securities	2,184,750	-	2,184,750	-
Asset-backed securities	393,511	-	393,511	-
Residential mortgage-backed securities	353,525	-	353,525	-
Commercial mortgage-backed securities	282,561	-	282,561	-
Collateralized loan obligations	60,434	-	60,434	-
Debt securities issued by foreign sovereign governments	42,570	42,570	-	-
Total debt securities	4,758,526	577,618	4,178,530	2,378
Equity securities	2,955	2,634	-	321
Total investments	$4,761,481	$580,252	$4,178,530	$2,699
Real estate acquired (1)	$11,137	$-	$-	$11,137

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2013

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$639,590	$639,590	$-	$-
Obligations of U.S. states and political subdivisions	921,367	-	918,944	2,423
Corporate debt securities	2,171,415	-	2,171,415	-
Asset-backed securities	400,486	-	400,486	-
Residential mortgage-backed securities	358,537	-	358,537	-
Commercial mortgage-backed securities	271,383	-	271,383	-
Collateralized loan obligations	60,295		60,295
Debt securities issued by foreign sovereign governments	40,852	40,852	-	-
Total debt securities	4,863,925	680,442	4,181,060	2,423
Equity securities	2,894	2,573	-	321
Total investments	$4,866,819	$683,015	$4,181,060	$2,744
Real estate acquired (1)	$13,280	$-	$-	$13,280

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first three months of 2014 or 2013.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2014 and 2013 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2013	$2,423	$-	$321	$2,744	$13,280
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,160)
Purchases	30	-	-	30	8,010
Sales	(75)	-	-	(75)	(8,993)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at March 31, 2014	$2,378	$-	$321	$2,699	$11,137

Amount of total losses included in earnings for the three months ended March 31, 2014 attributable to the change in unrealized losses on assets still held at March 31, 2014	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(225)	-	(225)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,302)
Purchases	30	-	-	30	8,014
Sales	(203)	(16,889)	-	(17,092)	(2,651)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at March 31, 2013	$2,957	$-	$321	$3,278	$7,524

Amount of total losses included in earnings for the three months ended March 31, 2013 attributable to the change in unrealized losses on assets still held at March 31, 2013	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive Income

Our other comprehensive income for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31, 2014
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$39,661	$(13,871)	$13,808	$39,598
Benefit plan adjustments	(1,486)	520	(520)	(1,486)
Unrealized foreign currency translation adjustment	1,931	(678)	-	1,253

Other comprehensive income (loss)	$40,106	$(14,029)	$13,288	$39,365

	Three Months Ended
	March 31, 2013
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(10,539)	$3,592	$(3,007)	$(9,954)
Unrealized foreign currency translation adjustment	486	(170)	-	316

Other comprehensive income (loss)	$(10,053)	$3,422	$(3,007)	$(9,638)

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Total accumulated other comprehensive income and changes in accumulated other comprehensive income, including amounts reclassified from other comprehensive income, are included in the table below.

	Three Months Ended
	March 31, 2014
	Unrealized gains and
	losses on available-		Defined benefit	Foreign currency
	for-sale securities		plans	translation	Total
	(In thousands)

Balance at December 31, 2013, before tax	$(84,634)		$(3,766)	$11,184	$(77,216)

Other comprehensive income (loss) before reclassifications	36,672		-	1,931	38,603
Amounts reclassified from accumulated other comprehensive income (loss)	(2,989	)(1)	1,486 (2)	-	(1,503)
Net current period other comprehensive income (loss)	39,661		(1,486)	1,931	40,106

Balance at March 31, 2014, before tax	$(44,973)		$(5,252)	$13,115	$(37,110)

Tax effect (3)	(64,119)		26,940	(4,072)	(41,251)

Balance at March 31, 2014, net of tax	$(109,092)		$21,688	$9,043	$(78,361)

	Three Months Ended
	March 31, 2013
	Unrealized gains and
	losses on available-	Defined benefit	Foreign currency
	for-sale securities	plans	translation	Total
	(In thousands)

Balance at December 31, 2012, before tax	$41,541	$(71,804)	$32,747	$2,484

Other comprehensive income (loss) before reclassifications	(8,467)	-	486	(7,981)
Amounts reclassified from accumulated other comprehensive income (loss)	2,072 (1)	-	-	2,072
Net current period other comprehensive income (loss)	(10,539)	-	486	(10,053)

Balance at March 31, 2013, before tax	31,002	(71,804)	33,233	(7,569)

Tax effect (3)	(66,054)	26,940	(11,118)	(50,232)

Balance at March 31, 2013, net of tax	$(35,052)	$(44,864)	$22,115	$(57,801)

(1)	During the three months ended March 31, 2014 and 2013, net unrealized (losses) gains of ($3.0) million and $2.1 million, respectively, were reclassified to the Consolidated Statement of Operations and included in Realized investment gains (losses)
(2)	During the three months ended March 31, 2014, other comprehensive income related to benefit plans of $1.5 million was reclassified to the Consolidated Statement of Operations and included in Underwriting and other expenses, net.
(3)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Total accumulated other comprehensive income at December 31, 2013 is included in the table below.

	Unrealized gains and
	losses on available-	Defined benefit	Foreign currency
	for-sale securities	plans	translation	Total
	(In thousands)

Balance at December 31, 2013, before tax	(84,634)	(3,766)	11,184	(77,216)

Tax effect (1)	(64,056)	26,940	(3,394)	(40,510)

Balance at December 31, 2013, net of tax	$(148,690)	$23,174	$7,790	$(117,726)

(1) Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2014	2013	2014	2013
	(In thousands)

Service cost	$2,080	$2,717	$177	$194
Interest cost	4,009	3,799	183	154
Expected return on plan assets	(5,258)	(5,038)	(1,161)	(920)
Recognized net actuarial loss	291	1,516	(73)	-
Amortization of prior service cost	(42)	125	(1,662)	(1,663)

Net periodic benefit cost	$1,080	$3,119	$(2,536)	$(2,235)

We currently do not intend to make any contributions to the plans during 2014.

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

The effect of the change in valuation allowance on the provision for (benefit from) income taxes was as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Provision for (benefit from) income tax	$23,120	$(21,590)
Change in valuation allowance	(22,394)	22,729

Provision for income taxes	$726	$1,139

The change in the valuation allowance that was included in other comprehensive income for the three months ended March 31, 2014 and 2013 was a decrease of $13.3 million and an increase of $3.0 million, respectively. The total valuation allowance as of March 31, 2014 and December 31, 2013 was $968.6 million and $1,004.2 million, respectively.

We have approximately $2.6 billion of net operating loss carryforwards on a regular tax basis and $1.7 billion of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2014. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

Tax Contingencies

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The proposed assessments for taxes and penalties related to these matters are $197.5 million and at March 31, 2014 there would also be interest of approximately $157.9 million. In addition, depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of March 31, 2014, those state taxes and interest would approximate $46.3 million. In addition, there could also be state tax penalties.

Our total amount of unrecognized tax benefits as of March 31, 2014 is $105.6 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Nature of Business - Capital.”

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

The IRS is currently conducting an examination of our federal income tax returns for the years 2011 and 2012, which is scheduled to be completed in 2014.

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, that would affect our effective tax rate is $93.0 million, after taking into account the effect of NOL carrybacks. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of March 31, 2014 and December 31, 2013, we had accrued $26.3 million and $26.1 million, respectively, for the payment of interest.

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

The following table provides a reconciliation of beginning and ending loss reserves for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Reserve at beginning of period	$3,061,401	$4,056,843
Less reinsurance recoverable	64,085	104,848
Net reserve at beginning of period	2,997,316	3,951,995

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	155,982	268,793
Prior years (1)	(33,374)	(2,585)
Subtotal	122,608	266,208

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	314	246
Prior years	342,669	468,933
Reinsurance terminations (2)	-	(3,145)
Subtotal	342,983	466,034

Net reserve at end of period (3)	2,776,941	3,752,169
Plus reinsurance recoverables	57,618	96,179

Reserve at end of period	$2,834,559	$3,848,348

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.
(2)	In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction to losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.
(3)	At March 31, 2014 and 2013, the estimated reduction in loss reserves related to rescissions approximated $70 million and $0.2 billion, respectively.

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

Losses incurred on default notices received in the current year decreased in the first three months of 2014 compared to the same period in 2013, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on new and previously received delinquencies.

The prior year development of the reserves in the first three months of 2014 and 2013 is reflected in the table below.

	Three months ended March 31,
	2014	2013
	(In millions)
Prior year loss development (1):

Decrease in estimated claim rate on primary defaults	$(30)	$(15)
Increase in estimated severity on primary defaults	5	20
Change in estimates related to pool reserves, LAE reserves and reinsurance	(8)	(8)
Total prior year loss development	$(33)	$(3)

(1) A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

The prior year loss development was based on the resolution of approximately 25% and 23% for the three months ended March 31, 2014 and 2013, respectively of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. In the first three months of 2014 and 2013, we recognized favorable development on our estimated claim rate as we experienced a better cure rate on previously received delinquencies.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year, claims paid on default notices received in prior years and the decrease in losses paid related to terminated reinsurance agreements as noted in footnote (2) of that table. Until a few years ago, it took, on average, approximately twelve months for a default that is not cured to develop into a paid claim. Over the past several years, the average time it takes to receive a claim associated with a default has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. It is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2014 and December 31, 2013 and approximated $126 million and $131 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three months ended March 31, 2014 and 2013 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended
	March 31,
	2014	2013

Default inventory at beginning of period	103,328	139,845
New Notices	23,346	27,864
Cures	(27,318)	(31,122)
Paids (including those charged to a deductible or captive)	(7,064)	(9,445)
Rescissions and denials	(450)	(532)
Default inventory at end of period	91,842	126,610

Pool insurance notice inventory decreased from 6,563 at December 31, 2013 to 5,646 at March 31, 2014. The pool insurance notice inventory was 7,890 at March 31, 2013.

The decrease in the primary default inventory experienced during 2014 and 2013 was generally across all markets and all book years. However, the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased in the first quarter of 2014, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months and the number of loans in our primary claims received inventory have been affected by our suspended rescissions and the resolution of certain of those rescissions discussed below and in Note 5 – “Litigation and Contingencies.”

Aging of the Primary Default Inventory

	March 31,		December 31,		March 31,
	2014		2013		2013

Consecutive months in default
3 months or less	14,313	16%	18,941	18%	17,973	14%
4 - 11 months	23,305	25%	24,514	24%	32,662	26%
12 months or more	54,224	59%	59,873	58%	75,975	60%

Total primary default inventory	91,842	100%	103,328	100%	126,610	100%

Primary claims received inventory included in ending default inventory (1)	5,990	7%	6,948	7%	10,924	9%

 (1) Our claims received inventory includes suspended rescissions, as we have voluntarily suspended rescissions of coverage related to certain loans that we believed would be included in a potential resolution. As of March 31, 2014, rescissions of coverage on approximately 1,525 loans had been voluntarily suspended.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	March 31,		December 31,		March 31,
	2014		2013		2013

3 payments or less	23,035	25%	28,095	27%	28,376	23%
4 - 11 payments	22,766	25%	24,605	24%	32,253	25%
12 payments or more	46,041	50%	50,628	49%	65,981	52%

Total primary default inventory	91,842	100%	103,328	100%	126,610	100%

Claims paying practices

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through the first quarter of 2014. At March 31, 2014, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $70 million. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2014 and December 31, 2013 the estimate of this liability totaled $14 million and $15 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at March 31, 2014, December 31, 2013 and March 31, 2013 appear in the table below.

	March 31,	December 31,	March 31,
	2014	2013	2013
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(622)	$(669)	$(808)

Established loss reserves	579	621	736

Net deficiency	$(43)	$(48)	$(72)

The decrease in the premium deficiency reserve for the three months ended March 31, 2014 and 2013 was $5 million and $2 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three months ended March 31, 2014 is primarily related to higher estimated ultimate premiums. The net change in assumptions for the three months ended March 31, 2013 is primarily related to higher estimated losses.

	Three Months Ended March 31,
	2014		2013
	(In millions)

Premium Deficiency Reserve at beginning of period		$(48)		$(74)

Paid claims and loss adjustment expenses	$48		$58
Decrease in loss reserves	(42)		(30)
Premium earned	(21)		(23)
Effects of present valuing on future premiums,losses and expenses	(2)		(2)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(17)		3

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		22		(1)

Premium Deficiency Reserve at end of period		$(43)		$(72)

(1)  A positive (negative) number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy (deficiency) of the prior premium deficiency reserve.

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

Note 15 – Statutory Capital

Statutory Capital Requirements

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Counterparty Financial Requirements, the “Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. This ratio is computed on a statutory basis for our insurance entities and is our net risk in force divided by our policyholders’ position. Policyholders’ position consists primarily of statutory policyholders’ surplus, plus the statutory contingency reserve. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in the insured risk.  Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. At March 31, 2014, MGIC’s risk-to-capital ratio was 15.3 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its preliminary policyholder position was $519 million above the required MPP of $1.0 billion. Although the reinsurance transaction was approved by the GSEs, it is possible that under the GSE Counterparty Financial Requirements, discussed in Note 1 – “Basis of Presentation – Capital – GSEs”, and/or the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers under the transaction. If MGIC is disallowed full credit, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, although we cannot assure you of such compliance. Matters that could negatively affect such compliance are discussed throughout the financial statement footnotes.

At March 31, 2014, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 17.6 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, unless a waiver of the State Capital Requirements from regulators continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

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

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, matters that could negatively affect MGIC’s claims paying resources are discussed throughout the financial statement footnotes.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the State Capital Requirements of a jurisdiction or obtain a waiver of them. MIC is licensed to write business in all jurisdictions. During 2012, MIC began writing new business in the jurisdictions where MGIC did not have a waiver of the State Capital Requirements. Because MGIC again meets the State Capital Requirements, MGIC is again writing new business in all jurisdictions and MIC has suspended writing new business. As of March 31, 2014, MIC had statutory capital of $460 million and risk in force, net of reinsurance, of approximately $590 million. Before MIC may again write new business, it must obtain the necessary approvals from the OCI and the GSEs.

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

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $137 million and $138 million were included in MGIC’s statutory capital at March 31, 2014 and December 31, 2013, respectively.

See Note 1 – “Nature of Business and Basis of Presentation – Capital” for additional information regarding the capital standards of the GSEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our subsidiaries MGIC and MIC, we are a leading provider of private mortgage insurance in the United States, as measured by insurance in force, to the home mortgage lending industry.

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2013. We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” and “Overview—Australia” in our 10-K MD&A.

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

Outlook

Since 2008, substantially all of the loans we insured have been sold to the GSEs, which have been in conservatorship since late 2008.  When the conservatorship will end and what role, if any, the GSEs will play in the secondary mortgage market post-conservatorship will be determined by Congress.  The scope of the FHA’s large market presence may also change in connection with the determination of the future of the GSEs. There are also pending regulatory changes that could affect demand for private mortgage insurance; see our risk factor titled “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduced number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.”  Furthermore, capital standards for private mortgage insurers are being revised; see “Capital” below. While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, its role in that market cannot be predicted.

Capital

GSEs

As mentioned above, since 2008 substantially all of our insurance written is for loans sold to the GSEs, each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. The GSEs may include new eligibility requirements as part of our current remediation plan. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan.

The GSEs previously advised us that, at the direction of their conservator, the Federal Housing Finance Agency (“FHFA”), they will be revising the eligibility requirements for all mortgage insurers.  We expect the revised eligibility standards to include new counterparty financial requirements (the “GSE Counterparty Financial Requirements”). Prior to publicly releasing the draft of the revised eligibility requirements, the FHFA is allowing state insurance regulators a period of time in which to review them on a confidential basis. After considering any changes suggested by the state insurance regulators, the FHFA is expected to release the draft eligibility requirements for public input, which could occur as early as the second quarter of 2014. We have not been informed of the content of the new eligibility requirements, their timeframes for effectiveness, or the length of the public input period.

We have various alternatives available to improve our existing risk-to-capital position, including contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital, which could be contributed to MGIC. While there can be no assurance that MGIC would meet the GSE Counterparty Financial Requirements by their effective date, we believe we could implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer after the GSE Counterparty Financial Requirements are fully effective. If MGIC (or MIC, under certain circumstances) ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

State Regulations

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Counterparty Financial Requirements, the “Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk.  Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. At March 31, 2014, MGIC’s risk-to-capital ratio was 15.3 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $519 million above the required MPP of $1.0 billion. Although the reinsurance transaction was approved by the GSEs, it is possible that under the GSE Counterparty Financial Requirements, discussed above, and/or the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers under the transaction. If MGIC is disallowed full credit, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, although we cannot assure you of such compliance.

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

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires lenders to consider a borrower’s ability to repay a home loan before extending credit. The Consumer Financial Protection Bureau (“CFPB”) rule defining “Qualified Mortgage” (“QM”) for purposes of implementing the “ability to repay” law became effective in January 2014. There is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements (the “temporary category”). The temporary category will phase out when the GSEs’ conservatorship ends, or if sooner, after seven years. In May 2013, the FHFA directed the GSEs to limit their mortgage acquisitions to loans that meet the requirements of a QM under the ability to repay rule, including those that meet the temporary category, and loans that are exempt from the “ability to repay” requirements. We may insure loans that do not qualify as QMs, however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the “ability to repay” requirements that the law allows lenders with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs.

The U.S. Department of Housing and Urban Development (“HUD”) definition of QM that applies to loans insured by the Federal Housing Administration (“FHA”), became effective in January 2014. HUD’s QM definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no limit on the debt-to-income ratio of a borrower, and (ii) it allows the lender certain presumptions about compliance with the “ability to repay” requirements on higher priced loans. It is possible that lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

Given the credit characteristics presented to us, we estimate that approximately 87% of our new risk written in 2013 and 84% of our new risk written in the first quarter of 2014 was for loans that would have met the CFPB’s general QM definition. We estimate that approximately 99% of our new risk written in 2013 and in the first quarter of 2014 was for loans that would have met the CFPB’s QM definition, when giving effect to the temporary category. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definitions.

The Dodd-Frank Act requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In 2011, federal regulators released a proposed risk retention rule that included a definition of QRM. In response to public comments regarding the proposed rule, federal regulators issued a revised proposed rule in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a QM. The regulators also proposed an alternative QRM definition (“QM-plus”) which utilizes certain QM criteria but also includes a maximum loan-to-value ratio (“LTV”) of 70%. Neither of the revised definitions of QRM considers the use of mortgage insurance for purposed of calculating LTV. While substantially all of our new risk written in 2013 and the first quarter of 2014 was on loans that met the QM definition (and, therefore, the proposed general QRM definition), none of our new insurance written met the QM-plus definition. The public comment period for the revised proposed rule expired in October 2013. The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain. Because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans.

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

GSE Reform

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to change the business practices of the GSEs and the FHA, however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders implemented programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2012, 2013 and the first quarter of 2014, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $1.2 billion, $1.0 billion and $210 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting and planning purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; from 2012 through the first quarter of 2014, approximately 10% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”) which began in 2009. Some of HAMP’s eligibility criteria relate to the borrower’s current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 6,970 loans in our primary delinquent inventory at March 31, 2014 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through March 31, 2014 approximately 52,700 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2013 and the first quarter of 2014, approximately 17% and 14%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 68% of those modifications in each of 2013 and the first quarter of 2014. Although the HAMP program has been extended through December 2015, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010. The interest rates on certain loans modified under HAMP are subject to adjustment five years after the modification was entered into. Such adjustments are limited to an increase of one percentage point per year.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP, which has been extended through December 2015, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written.

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

As shown in the following table, as of March 31, 2014 approximately 27% of our primary risk in force has been modified.

Policy Year	HARP (1) Modifications	HAMP Modifications	Other Modifications
2003 and Prior	8.7%	10.2%	10.5%
2004	13.5%	10.5%	9.2%
2005	18.1%	12.4%	10.0%
2006	21.5%	14.8%	10.8%
2007	30.4%	15.8%	6.8%
2008	44.1%	9.3%	3.2%
2009	17.1%	0.6%	0.4%
2010 – Q1 2014	0.0%	0.0%	0.0%
Total	15.7%	7.4%	4.3%

(1)	Includes proprietary programs that are substantially the same as HARP

As of March 31, 2014 based on loan count, the loans associated with 98.5% of all HARP (or similar) modifications, 77.8% of HAMP modifications and 69.2% of other modifications were current.

Eligibility under certain loan modification programs can adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency increase our incurred losses.

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

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under HARP.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded under reinsurance agreements. See Note 4 – “Reinsurance” to our consolidated financial statements for a discussion of our 2013 quota share agreement, under which premiums are ceded net of a profit commission.

Premiums are generated by the insurance that is in force during all or a portion of the period. A change in the average insurance in force in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods as well as by premiums that are returned or expected to be returned in connection with claim payments and rescissions, and premiums ceded under reinsurance agreements. Also, new insurance written and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.

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

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

•	The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	The rate at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies and denials of claims. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

•	The distribution of claims over the life of a book. Historically, the first few years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency (percentage of insurance remaining in force from one year prior), the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing price declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage Insurance Earnings and Cash Flow Cycle” below.

•	Losses ceded under reinsurance agreements. See Note 4 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance agreements.

•	Changes in premium deficiency reserve

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

The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.” Underwriting and other expenses are net of any ceding commission associated with our reinsurance agreements. See Note 4 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance agreements.

•	Interest expense

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at March 31, 2014 is comprised of $62.0 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

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

Summary of 2014 First Quarter Results

Our results of operations for the first quarter of 2014 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the first quarter of 2014 decreased when compared to the same period in 2013. The decrease was due to our lower average insurance in force, as well as an increase in premiums ceded under reinsurance agreements.

•	Investment income

Investment income in the first quarter of 2014 was higher when compared to the same period in 2013 due to an increase in our average investment yield, as well as an increase in our average invested portfolio.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains (losses) for the first quarter of 2014 were ($0.2) million compared to $1.3 million for the first quarter of 2013. There were no OTTI losses in the first quarter of 2014 or 2013. At March 31, 2014, the net unrealized losses in our investment portfolio were $45.0 million, which included $67.8 million of gross unrealized losses, partially offset by $22.8 million of gross unrealized gains.

•	Losses incurred

Losses incurred for the first quarter of 2014 decreased compared to the same period in 2013, primarily due to fewer new notices of default being received and a lower claim rate on new and previously received delinquencies. There were 23,346 new notices received in the first quarter of 2014 compared to 27,864 new notices received in the first quarter of 2013. There was an increase in the average estimated claim rate and average estimated severity in both the first quarter of 2014 and 2013.

•	Change in premium deficiency reserve

The premium deficiency reserve as of March 31, 2014 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves. During the first quarter of 2014 the premium deficiency reserve on Wall Street bulk transactions declined by $5 million to $43 million. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for the first quarter of 2014 is primarily related to higher estimated ultimate premiums.

•	Underwriting and other expenses

Underwriting and other expenses for the first quarter of 2014 decreased when compared to the same period last year primarily due to an increase in the ceding commission on our reinsurance agreements.

•	Interest expense

Interest expense for the first quarter of 2014 decreased when compared to the same period in 2013. The decrease is primarily related to a $10.5 million decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by our issuance of Convertible Senior Notes in March 2013.

•	Provision for income taxes

We had a net provision for income taxes of $0.7 million and $1.1 million in the first quarter of 2014 and 2013, respectively. The provision for (benefit from) income taxes was offset by a decrease (increase) in the valuation allowance of $22.4 million and ($22.7) million for the three months ended March 31, 2014 and 2013, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31,
	2014	2013

Total Primary NIW (In billions)	$5.2	$6.5

Refinance volume as a % of primary
NIW	15%	46%

The decrease in new insurance written in the first quarter of 2014 compared to the same period last year was due to a significant decrease in refinance volume, somewhat offset by an increase in purchase volume. We continue to believe that new insurance written volumes in 2014 will be similar to our 2013 levels. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

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

Historically, the level of competition within the private mortgage insurance industry has been intense and is not expected to diminish given the presence of new entrants. Effective in December 2013, we reduced all of our borrower-paid monthly premium rates and most of our single premium rates to match competition, although in certain states these reductions are not yet effective due to the need for regulatory approval. During most of 2013, when  almost all of our single premium rates were above those most commonly used in the market, single premium policies were approximately 10% of our total NIW and were 13% in the first quarter of 2014. In addition, during periods of declining loan originations, lenders may seek to expand their mortgage lending businesses by requesting discounts from mortgage insurers in order to offer products that are less expensive to borrowers or by requesting more liberal underwriting requirements.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements, the migration of lower FICO business from the FHA to us and other private mortgage insurers and other factors, our business written in the last several quarters is expected to have a somewhat higher claim incidence than business written in recent years. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and the first quarter of 2014.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). Our Gold Cert Endorsement limits our right to rescind coverage under certain circumstances. As of March 31, 2014, approximately 17% of our flow, primary insurance in force was written under our Gold Cert Endorsement. However, approximately 65% and 73% of our flow, primary new insurance written in 2013 and the first quarter of 2014, respectively, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

We are in the process of revising our master policy. The new master policy will comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that, while generally similar, differ from the limitations in our Gold Cert Endorsement. Our new master policy has been approved by the GSEs, however, it remains subject to review and approval by state insurance regulators. The GSEs have not announced an effective date for the new master policies of all mortgage insurers.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In billions)

NIW	$5.2	$6.5
Cancellations	(6.0)	(9.1)

Change in primary insurance in force	$(0.8)	$(2.6)

Direct primary insurance in force as of March 31,	$157.9	$159.5

Direct primary risk in force as of March 31,	$40.9	$41.1

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate was 81.1% at March 31, 2014 compared to 79.5% at December 31, 2013 and 78.7% at March 31, 2013. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. In the first quarter of 2013, due to refinancing, we experienced lower persistency on our 2009 through 2011 books of business. We are currently experiencing better persistency on these books. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of March 31, 2014, included approximately 61,900 loans with insurance in force of approximately $9.2 billion and risk in force of approximately $2.8 billion, which is approximately 77% of our bulk risk in force.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $0.9 billion ($0.3 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at March 31, 2014 compared to $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at December 31, 2013. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the first quarter of 2014 decreased when compared to the same period in 2013. The decrease was due to our lower average insurance in force as well as an increase in premiums ceded under reinsurance agreements.

We expect our average insurance in force to increase slightly throughout the remainder of 2014. We expect our premium yields (net premiums earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2014 to decline from the level experienced during the first quarter of 2014 due to the 2013 quota share reinsurance agreement under which premiums are ceded net of a profit commission as discussed in Note 4 – “Reinsurance” to our consolidated financial statements as well as, reductions in our premium rates that took effect in December 2013.  Under the quota share agreement we will also recognize benefits to our income statement through reductions to losses incurred and other underwriting expenses. Additional external reinsurance transactions are an option to improve our risk-to-capital ratio in light of the Counterparty Financial Requirements the GSEs are developing; see our Risk Factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.” Future external reinsurance or reductions in our premium rates will reduce our future premium yields.

Reinsurance agreements

As discussed in Note 4 – “Reinsurance” to our consolidated financial statements, in 2013, MGIC and several of our competitors reached a settlement with the CFPB to resolve its investigation. As part of the settlement, without admitting or denying any liability, we have agreed that we will not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive agreements were placed into run-off. See Note 4 – “Reinsurance” to our consolidated financial statements for a description of these reinsurance agreements and the related reinsurance recoverables, as well as a description of our 2013 quota share reinsurance agreement.

At March 31, 2014, approximately 56% of our insurance in force is subject to reinsurance agreements, compared to 10% at March 31, 2013 and 55% at December 31, 2013. For the first quarter of 2014 approximately 93% of our new insurance written was subject to reinsurance agreements, compared to 3% in the first quarter of 2013.

See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance agreements.

Investment income

Investment income in the first quarter of 2014 increased compared to the same period in 2013 due to an increase in our investment yield, as well an increase in our average invested portfolio. In March 2013 we received $1.1 billion in proceeds from our concurrent debt and equity offerings. We expect our average invested assets to decrease as we continue to meet our claim obligations. The portfolio’s average pre-tax investment yield was 1.9% at March 31, 2014 and 1.7% at March 31, 2013. The portfolio’s average pre-tax investment yield was 1.7% at December 31, 2013.

Realized gains (losses) and other-than-temporary impairments

Net realized gains (losses) for the first quarter of 2014 were ($0.2) million, compared to $1.3 million for the first quarter of 2013. At March 31, 2014, the net unrealized losses in our investment portfolio were $45.0 million, which included $67.8 million of gross unrealized losses, partially offset by $22.8 million of gross unrealized gains.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

Losses incurred

Losses incurred for the first quarter of 2014 decreased compared to the same period in 2013, primarily due to fewer new notices of default being received and a lower claim rate on new and previously received delinquencies. There were 23,346 new notices received in the first quarter of 2014 compared to 27,864 new notices received in the first quarter of 2013. There was an increase in the average estimated claim rate and average estimated severity in both the first quarter of 2014 and 2013.

In the first three months of 2014, net losses incurred were $123 million, comprised of $156 million of current year loss development partially offset by $33 million of favorable prior years’ loss development. In the first three months of 2013, net losses incurred were $266 million, comprised of $269 million of current year loss development partially offset by $3 million of favorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices.

Information about the composition of the primary default inventory at March 31, 2014, December 31, 2013 and March 31, 2013 appears in the table below.

	March 31,	December 31,	March 31,
	2014	2013	2013

Total loans delinquent (1)	91,842	103,328	126,610
Percentage of loans delinquent (default rate)	9.67%	10.76%	12.83%

Prime loans delinquent (2)	57,965	65,724	81,783
Percentage of prime loans delinquent(default rate)	6.95%	7.82%	9.59%

A-minus loans delinquent (2)	14,518	16,496	18,946
Percentage of A-minus loans delinquent(default rate)	27.78%	30.41%	31.01%

Subprime credit loans delinquent (2)	5,814	6,391	6,993
Percentage of subprime credit loans delinquent (default rate)	36.14%	38.70%	38.46%

Reduced documentation loans delinquent (3)	13,545	14,717	18,888
Percentage of reduced documentation loans delinquent (default rate)	29.02%	30.41%	34.15%

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
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 5,286 defaults with a risk of $259.3 million as of March 31, 2014.

(1) At March 31, 2014, December 31, 2013 and March 31, 2013, 19,306, 20,955 and 23,705 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at March 31, 2014, December 31, 2013 and March 31, 2013 appear in the table below.

Gross Reserves	March 31,	December 31,	March 31,
	2014	2013	2013

Primary:
Direct loss reserves (in millions)	$2,629	$2,834	$3,558
Ending default inventory	91,842	103,328	126,610
Average direct reserve per default	$28,630	$27,425	$28,100

Primary claims received inventory included in ending default inventory	5,990	6,948	10,924

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$72	$82	$108
Without aggregate loss limits	15	17	19
Reserves related to Freddie Mac Settlement (2)	115	126	157
Total pool direct loss reserves	$202	$225	$284

Ending default inventory:
With aggregate loss limits (2)	4,714	5,496	6,648
Without aggregate loss limits	932	1,067	1,242
Total pool ending default inventory	5,646	6,563	7,890

Pool claims received inventory included in ending default inventory	144	173	325

Other gross reserves (in millions)	$4	$2	$6

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at March 31, 2014, December 31, 2013 and March 31, 2013 appears in the table below.

Primary Default Inventory
	March 31,	December 31,	March 31,
Region	2014	2013	2013
Great Lakes	10,380	12,049	14,707
Mid-Atlantic	4,947	5,469	6,408
New England	4,613	5,056	5,795
North Central	9,783	11,225	14,620
Northeast	14,165	15,223	16,601
Pacific	7,511	8,313	11,642
Plains	2,675	3,156	3,645
South Central	10,137	11,606	13,715
Southeast	27,631	31,231	39,477
Total	91,842	103,328	126,610

Primary Loss Reserves
(In millions)
	March 31,	December 31,	March 31,
Region	2014	2013	2013
Great Lakes	$172	$206	$289
Mid-Atlantic	128	123	158
New England	126	139	153
North Central	263	313	451
Northeast	458	417	367
Pacific	319	360	529
Plains	43	53	63
South Central	163	192	283
Southeast	788	849	1,026
Total before IBNR and LAE	$2,460	$2,652	$3,319
IBNR and LAE	169	182	239
Total	$2,629	$2,834	$3,558

Regions contain the states as follows:

Great Lakes: IN, KY, MI, OH	Pacific: CA, HI, NV, OR, WA
Mid-Atlantic: DC, DE, MD, VA, WV	Plains: IA, ID, KS, MT, ND, NE, SD, WY
New England: CT, MA, ME, NH, RI, VT	South Central: AK, AZ, CO, LA, NM, OK,
North Central: IL, MN, MO, WI	TX, UT
Northeast: NJ, NY, PA	Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at March 31, 2014, December 31, 2013 and March 31, 2013 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	March 31,	December 31,	March 31,
	2014	2013	2013
Flow	$1,747	$1,911	$2,460
Bulk	713	741	859
Total primary reserves	$2,460	$2,652	$3,319

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2014 paid claims) for the three months ended March 31, 2014 and 2013 appears in the table below.

Primary average claim paid
	Three Months Ended
	March 31,
	2014	2013
Florida	$53,991	$54,750
Illinois	48,038	48,920
California	80,238	86,943
Maryland	67,851	72,032
Ohio	31,408	31,513
All other states	41,185	42,402

All states	$45,897	$47,421

The primary average loan size of our insurance in force at March 31, 2014, December 31, 2013 and March 31, 2013 appears in the table below.

Primary average loan size	March 31,	December 31,	March 31,
	2014	2013	2013
Total insurance in force	$166,330	$165,310	$161,590
Prime (FICO 620 & >)	168,790	167,660	163,340
A-Minus (FICO 575-619)	127,140	127,280	128,390
Subprime (FICO < 575)	118,410	118,510	119,540
Reduced doc (All FICOs)(1)	182,750	183,050	185,210

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at March 31, 2014, December 31, 2013 and March 31, 2013 for the top 5 states (based on 2014 paid claims) appears in the table below.

Primary average loan size	March 31,	December 31,	March 31,
	2014	2013	2013
Florida	$174,125	$172,869	$171,016
Illinois	154,788	154,694	153,997
California	282,835	282,660	282,197
Maryland	237,287	236,840	234,943
Ohio	125,183	124,709	122,042
All other states	161,109	160,049	155,966

Information about net paid claims during the three months ended March 31, 2014 and 2013 appears in the table below.

Net paid claims (In millions)
	Three Months Ended
	March 31,
	2014	2013
Prime (FICO 620 & >)	$228	$329
A-Minus (FICO 575-619)	39	49
Subprime (FICO < 575)	11	14
Reduced doc (All FICOs)(1)	46	56
Pool (2)	24	27
Other	-	-
Direct losses paid	348	475
Reinsurance	(12)	(15)
Net losses paid	336	460
Net LAE paid	7	9
Net losses and LAE paid before terminations	343	469
Reinsurance terminations	-	(3)
Net losses and LAE paid	$343	$466

(1) In this report we classify loans without complete documentation as "reduced documentation" ,loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
(2) The three months ended March 31, 2014 and 2013, both include $10 million paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2014 paid claims) and all other states for the three months ended March 31, 2014 and 2013 appears in the table below.

Paid Claims by state (In millions)
	Three Months Ended
	March 31,
	2014	2013

Florida	$75	$72
Illinois	28	37
California	20	54
Maryland	15	11
Ohio	12	17
Washington	11	20
Michigan	11	18
New Jersey	10	6
Pennsylvania	10	10
Georgia	9	18
North Carolina	8	9
Arizona	7	18
New York	7	4
Wisconsin	7	12
Nevada	6	14
All other states	88	128
	$324	$448
Other (Pool, LAE, Reinsurance)	19	18
Net losses and LAE paid	$343	$466

We believe paid claims will continue to decline in the remainder of 2014, excluding the expected impact of the remaining Countrywide settlement as discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements and in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.”

The primary default inventory for the top 15 states (based on 2014 paid claims) at March 31, 2014, December 31, 2013 and March 31, 2013 appears in the table below.

Primary default inventory by state

	March 31,	December 31,	March 31,
	2014	2013	2013
Florida	12,852	14,685	19,906
Illinois	5,435	6,167	8,388
California	3,266	3,656	5,362
Maryland	2,486	2,791	3,243
Ohio	4,395	5,055	6,031
Washington	1,794	1,986	2,777
Michigan	2,771	3,284	4,210
New Jersey	4,409	4,646	5,115
Pennsylvania	4,906	5,449	6,031
Georgia	3,080	3,515	4,474
North Carolina	2,515	2,886	3,528
Arizona	1,023	1,195	1,778
New York	4,850	5,128	5,455
Wisconsin	1,862	2,176	2,702
Nevada	1,080	1,189	1,736
All other states	35,118	39,520	45,874
	91,842	103,328	126,610

The primary default inventory at March 31, 2014, December 31, 2013 and March 31, 2013 separated between our flow and bulk business appears in the table below.

Primary default inventory
	March 31,	December 31,	March 31,
	2014	2013	2013
Flow	68,473	77,851	97,317
Bulk	23,369	25,477	29,293
	91,842	103,328	126,610

The flow default inventory by policy year at March 31, 2014, December 31, 2013 and March 31, 2013 appears in the table below.

Flow default inventory by policy year

	March 31,	December 31,	March 31,
Policy year:	2014	2013	2013
2003 and prior	9,204	10,584	13,333
2004	5,385	6,085	7,419
2005	8,194	9,217	11,376
2006	11,680	13,385	16,537
2007	24,805	28,350	36,352
2008	7,676	8,674	10,933
2009	682	749	842
2010	296	327	303
2011	232	243	164
2012	232	189	58
2013	87	48	-
2014	-	-	-
	68,473	77,851	97,317

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 47% of our total primary risk in force at March 31, 2014 compared to approximately 49% at December 31, 2013 and 56% at March 31, 2013.

As of March 31, 2014, 41% of our primary risk in force was written subsequent to December 31, 2009, 44% of our primary risk in force was written subsequent to December 31, 2008, and 55% of our primary risk in force was written subsequent to December 31, 2007. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of March 31, 2014 was $43 million. The discount rate used in the calculation of the premium deficiency reserve at March 31, 2014 was 1.8%.

See Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements for a discussion of our premium deficiency reserve.

Underwriting and other expenses

 Underwriting and other expenses for the first quarter of 2014 decreased when compared to the same period last year primarily due to an increase in the ceding commission on our reinsurance agreements.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013

Loss ratio	57.2%	107.8%
Underwriting expense ratio	15.7%	18.0%
Combined ratio	72.9%	125.8%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the first quarter of 2014, compared to the first quarter of 2013, was due to a decrease in losses incurred, partially offset by a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The decrease in the expense ratio in the first quarter of 2014, compared to the first quarter of 2013, was due to a decrease in underwriting expenses for our combined insurance operations, partially offset by a decrease in net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio. See further discussion under "Results of Consolidated Operations - Losses incurred, - Net premiums written and earned and - Underwriting and other expenses".

Interest expense

Interest expense for the first quarter of 2014 decreased when compared to the same period in 2013. The decrease is primarily related to a $10.5 million decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by our issuance of 2% Convertible Senior Notes in March 2013.

Income taxes

The effective tax rate on our pre-tax income (loss) was 1.2% and (1.6%) in the first three months of 2014 and 2013, respectively. During those periods, the provision (benefit) from income taxes was reduced by the change in the valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At March 31, 2014 the total fair value of our investment portfolio was $4.8 billion. In addition, at March 31, 2014 our total assets included approximately $314 million of cash and cash equivalents as shown on our consolidated balance sheet. At March 31, 2014, based on fair value, virtually all of our fixed income securities were investment grade securities. The percentage of investments rated BBB may increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. More than 99% of our fixed income securities are readily marketable. The composition of ratings at March 31, 2014, December 31, 2013 and March 31, 2013 are shown in the table below.

Investment Portfolio Ratings

	March 31,	December 31,	March 31,
	2014	2013	2013

AAA	39%	42%	50%
AA	17%	17%	14%
A	30%	27%	25%
BBB	14%	14%	11%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 2% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. At March 31, 2014, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At March 31, 2014, the modified duration of our fixed income investment portfolio was 3.6 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.6% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At March 31, 2014, we had outstanding $62.0 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $64 million, $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $398 million, $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $704 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $471 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2014, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $41.8 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for 2013 and the first quarter of 2014 was approximately $5 million and $2 million, respectively, but may increase in the future.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums, net of reinsurance, that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from reinsurance agreements (which is discussed in “Results of Consolidated Operations – Reinsurance agreements” above).

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$62 million of 5.375% Senior Notes due in November 2015,

•	$345 million of 5% Convertible Senior Notes due in 2017,

•	$500 million of 2% Convertible Senior Notes due in 2020,

•	$390 million of 9% Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(158,927)	$(251,709)
Investing activities	144,889	(288,318)
Financing activities	(21,767)	1,148,212

(Decrease) increase in cash and cash equivalents	$(35,805)	$608,185

Cash used in operating activities for the first three months of 2014 was lower compared to the same period in 2013 primarily due to a decrease in losses paid, partially offset by a decrease in premiums collected.

Cash used in investing activities decreased in the first three months of 2014 compared to the same period in 2013 due to investment activity related to the proceeds from our concurrent common stock and convertible senior notes offerings in March 2013 discussed in Note 3 – “Debt” and Note 14 – “Shareholders’ Equity” to our consolidated financial statements. The decrease in cash provided from financing activities in the first three months of 2014, compared to the same period in 2013, was also related to these offerings.

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

At March 31, 2014, we had approximately $542 million in cash and investments at our holding company.

As of March 31, 2014, our holding company’s debt obligations were $1,297 million in par value consisting of:

•	$62 million in par value of 5.375% Senior Notes due in November 2015, with an annual interest cost of $3 million;

•	$345 million in par value of 5% Convertible Senior Notes due in 2017, with an annual interest cost of $17 million;

•	$500 million in par value of 2% Convertible Senior Notes due in 2020, with an annual interest cost of $10 million; and

•	$390 million in par value of 9% Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million.

See Note 8 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information about this indebtedness, including restrictive covenants in our Senior Notes and our option to defer interest on our Convertible Junior Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 8 - “Debt" to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures. The terms of our Senior Notes are contained in the Officer's Certficate, dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms, and in the Indenture dated as of October 15, 2000, between us and the trustee, included as an exhibit to our Form 8-K filed with the SEC on October 19, 2000 (the "2000 Indenture"). The terms of our 5% Convertible Senior Notes are contained in a Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on April 30, 2010, and in the 2000 Indenture. The terms of our 2% Convertible Senior Notes are contained in a Second Supplemental Indenture, dated as of March 12, 2013, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee. The terms of our Convertible Junior Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008.

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $800 million in the first quarter of 2013, $100 million in December 2012 and $200 million in December 2011 to support its insurance operations. Any further contributions to our insurance operations or other non-insurance affiliates would further decrease our holding company cash and investments. See discussion of our non-insurance contract underwriting services under “Financial Condition” above and in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. We may also contribute funds to our insurance operations in connection with the implementation of revised mortgage insurer eligibility or capital standards by the GSEs or NAIC. See “Overview – Capital” above for a discussion of these capital standards.

During the first quarter of 2014 we repurchased $20.9 million of our 5.375% Senior Notes due in November 2015 at a cost slightly above par value. During 2013 we repurchased $17.2 million of our 5.375% Senior Notes due in November 2015 at par value. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

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

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2014	2013
	(In millions, except ratio)

Risk in force - net (1)	$24,212	$24,054

Statutory policyholders' surplus	$1,511	$1,521
Statutory contingency reserve	69	-

Statutory policyholders' position	$1,580	$1,521

Risk-to-capital	15.3:1	15.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2014	2013
	(In millions, except ratio)

Risk in force - net (1)	$29,623	$29,468

Statutory policyholders' surplus	$1,575	$1,584
Statutory contingency reserve	105	19

Statutory policyholders' position	$1,680	$1,603

Risk-to-capital	17.6:1	18.4:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($4.2 billion at March 31, 2014 and $4.7 billion at December 31, 2013) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 1 – “Nature of Business – Capital - GSEs” and Note 15 – “Statutory Capital” to our consolidated financial statements as well as our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba3 by Moody’s Investors Service with a stable outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB with a positive outlook. For further information about the importance of MGIC’s ratings, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

Contractual Obligations

At March 31, 2014, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,164	$66	$190	$444	$2,464
Operating lease obligations	3	1	1	1	-
Tax obligations	19	-	-	19	-
Purchase obligations	3	2	1	-	-
Pension, SERP and other post-retirement
benefit plans	182	13	29	33	107
Other long-term liabilities	2,835	1,418	1,219	198	-

Total	$6,206	$1,500	$1,440	$695	$2,571

Our long-term debt obligations at March 31, 2014 include, $62.0 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2014, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2014, the modified duration of our fixed income investment portfolio was 3.6 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.6% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as supplemented by Part II, Item I A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2013 and the first quarter of 2014, curtailments reduced our average claim paid by approximately 5.8% and 5.9%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012, 2013 and the first quarter of 2014, rescissions mitigated our paid losses by approximately $0.3 billion, $135 million and $26 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through the first quarter of 2014. At March 31, 2014, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $70 million. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

If we are unable to reach a settlement, the outcome of a dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. As of March 31, 2014, the period in which a dispute may be brought has not ended for approximately 26% of our post-2008 rescissions that are not subject to a settlement agreement.

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

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013. The original Agreements are filed as exhibits to that Form 8-K and amendments were filed with our Form 10-Q for the quarter ended September 30, 2013 and our Form 10-K for 2013, and an amendment extending a time period in the Agreement with CHL will be filed with our Form 10-Q for the quarter ended March 31, 2014. Certain portions of the Agreements are redacted and covered by a confidential treatment request that has been granted (or is pending).

The Agreement with BANA covers loans purchased by the GSEs. That Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission. The pending arbitration proceedings concerning the loans covered by that agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed.

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors, and any such implementation is expected to occur later in 2014. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

We recorded the estimated impact of the Agreements and another probable settlement in our financial statements for the quarter ending December 31, 2012. We have also recorded the estimated impact of other probable settlements, which in the aggregate have not been material. The estimated impact that we recorded is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $484 million, of which about 50% is from rescission practices subject to the Agreement with CHL. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices that are collectively material in amount. These include a previously disclosed curtailment dispute with Countrywide that is in a mediation process. Although it is reasonably possible that, when these discussions or proceedings are completed, we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $266 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. As noted above, in early 2013, the CFPB issued rules to implement laws requiring mortgage lenders to make ability-to-repay determinations prior to extending credit. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business. Such rules and regulations could have a material adverse effect on us.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”). Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Seven of these lawsuits have been dismissed without any further opportunity to appeal. The remaining lawsuit had also been dismissed by the U.S. District Court, however, the plaintiff in that lawsuit filed a motion for reconsideration by the U.S. District Court and to certify a related question of law to the Supreme Court of the State in which the U.S. District Court is located. In April 2014, that motion for reconsideration was denied, however, the plaintiff may appeal. The damages sought in this remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuits.

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

The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Current conditions in the housing and mortgage industries make the assumptions that we use to establish loss reserves more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments and a drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in material impact to our results of operations, even in a stable economic environment For example, better or worse loss development than we had assumed at the end of the prior period could have a material impact on our results. In addition, historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

We rely on our management team and our business could be harmed if we are unable to retain qualified personnel.

Our industry is undergoing a fundamental shift following the mortgage crisis: long-standing competitors have gone out of business and two newly capitalized start-ups that are not encumbered with a portfolio of pre-crisis mortgages have been formed. Former executives from other mortgage insurers have joined these two new competitors. In addition, in January 2014, a worldwide insurer and reinsurer with mortgage insurance operations in Europe announced that it had completed the purchase of a competitor, CMG Mortgage Insurance Company, and that it had received approval as an eligible insurer from both GSEs. Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to obtain other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individuals, or that a replacement could be hired on terms that are favorable to us. We currently have not entered into any employment agreements with our officers or key personnel. Volatility or lack of performance in our stock price may affect our ability to retain our key personnel or attract replacements should key personnel depart.

Our reinsurance transactions with unaffiliated reinsurers allow each reinsurer, under certain circumstances, to terminate such reinsurer’s portion of the transactions on a run-off basis if during any six month period two or more of our top five executives leave and such reinsurer objects to the replacements of such executives. We view such a termination as unlikely. No objection was made by the reinsurers within the timeframe allowed under the reinsurance agreement for our Chief Financial Officer replacement in the first quarter of 2014. Therefore, that replacement may no longer be considered for purposes of the termination provision.

The mix of business we write affects the likelihood of losses occurring and our premium yields.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of March 31, 2014, approximately 21.6% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 6.5% had FICO credit scores below 620, and 6.7% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Historically, the level of competition within the private mortgage insurance industry has been intense and is not expected to diminish given the presence of new entrants. Effective in December 2013, we reduced all of our borrower-paid monthly premium rates and most of our single premium rates to match competition, although in certain states these reductions are not yet effective due to the need for regulatory approval. During most of 2013, when  almost all of our single premium rates were above those most commonly used in the market, single premium policies were approximately 10% of our total NIW and were 13% in the first quarter of 2014. In addition, during periods of declining loan originations, lenders may seek to expand their mortgage lending businesses by requesting discounts from mortgage insurers in order to offer products that are less expensive to borrowers or by requesting more liberal underwriting requirements.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements, the migration of lower FICO business from the FHA to us and other private mortgage insurers and other factors, our business written in the last several quarters is expected to have a somewhat higher claim incidence than business written in recent years. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and the first quarter of 2014.

As noted above in our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” in 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers. Although that transaction reduces our premium yields, the transaction will have a lesser impact on our overall results, as losses ceded under this transaction reduce our losses incurred and the ceding commission we receive reduces our underwriting expenses. As of March 31, 2014, we have accrued a profit commission receivable of $24.6 million, which is included in other assets on our consolidated balance sheet. This receivable is expected to grow materially through the term of the agreement, but the ultimate amount of the commission will depend on the ultimate level of premiums earned and losses incurred under the agreement. Any profit commission would be paid to us upon termination of the reinsurance agreement. The reinsurers are required to maintain trust funds or letters of credit to support recoverable balances for reinsurance, such as loss reserves, paid losses, prepaid reinsurance premiums and profit commissions. As such forms of collateral are in place, we have not established an allowance against these balances.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). Our Gold Cert Endorsement limits our ability to rescind coverage under certain circumstances. As of March 31, 2014, approximately 17% of our flow, primary insurance in force was written under our Gold Cert Endorsement. However, approximately 65% and 73% of our flow, primary new insurance written in 2013 and the first quarter of 2014, respectively, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

We are in the process of revising our master policy. The new master policy will comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that, while generally similar, differ in some respects from the limitations in our Gold Cert Endorsement. Our new master policy has been approved by the GSEs, however, it remains subject to review and approval by state insurance regulators. The GSEs have not announced an effective date for the new master policies of all mortgage insurers.

As of March 31, 2014, approximately 1.7% of our primary risk in force written through the flow channel, and 21.4% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 9, 2014.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
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

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and through updating of various statistical and other information

99.13
Third Amendment to Confidential Settlement Agreement and Release made as of March 13, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement).

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2013 and the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.