Form 10-Q
period 2014-06-30
MGIC INVESTMENT CORP
filed 2014-08-08
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/14	338,559,545

Forward Looking and Other Statements

All statements in this report that address events, developments or results that we expect or anticipate may occur in the future are “forward looking statements.” Forward looking statements consist of statements that relate to matters other than historical fact. In most cases, forward looking statements may be identified by words such as “believe,” “anticipate” or “expect,” or words of similar import. The risk factors referred to in “Forward Looking Statements and Risk Factors – Location of Risk Factors” in Management’s Discussion and Analysis of Financial Condition and Results of Operations below, may cause our actual results to differ materially from the results contemplated by forward looking statements that we may make. We are not undertaking any obligation to update any forward looking statements or other statements we may make in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2014 - $4,611,685; 2013 - $4,948,543)	$4,611,468	$4,863,925
Equity securities	3,011	2,894
Total investment portfolio	4,614,479	4,866,819
Cash and cash equivalents	342,600	332,692
Restricted cash and cash equivalents (note 1)	17,203	17,440
Accrued investment income	29,030	31,660
Prepaid reinsurance premiums (note 4)	40,261	36,243
Reinsurance recoverable on loss reserves (note 4)	57,763	64,085
Reinsurance recoverable on paid losses (note 4)	7,517	10,425
Premium receivable	52,934	62,301
Home office and equipment, net	28,336	26,185
Deferred insurance policy acquisition costs	10,676	9,721
Other assets	178,345	143,819
Total assets	$5,379,144	$5,601,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$2,675,594	$3,061,401
Premium deficiency reserve (note 13)	35,455	48,461
Unearned premiums	168,200	154,479
Senior notes (note 3)	61,894	82,773
Convertible senior notes (note 3)	845,000	845,000
Convertible junior debentures (note 3)	389,522	389,522
Other liabilities	271,864	275,216
Total liabilities	4,447,529	4,856,852

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2014 and 2013 - 340,047; shares outstanding 2014 - 338,560; 2013 - 337,758)	340,047	340,047
Paid-in capital	1,658,661	1,661,269
Treasury stock (shares at cost 2014 - 1,487; 2013 - 2,289)	(32,937)	(64,435)
Accumulated other comprehensive loss, net of tax (note 9)	(35,253)	(117,726)
Accumulated deficit	(998,903)	(1,074,617)
Total shareholders' equity	931,615	744,538
Total liabilities and shareholders' equity	$5,379,144	$5,601,390

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:	(In thousands, except per share data)
Premiums written:
Direct	$241,249	$247,481	$485,438	$502,028
Assumed	430	531	881	1,082
Ceded (note 4)	(28,294)	(11,390)	(54,914)	(17,988)
Net premiums written	213,385	236,622	431,405	485,122
(Increase) decrease in unearned premiums, net	(5,899)	1,155	(9,658)	(286)

Net premiums earned	207,486	237,777	421,747	484,836
Investment income, net of expenses	21,180	20,883	41,336	39,211
Realized investment gains, net	522	2,485	291	3,744
Total other-than-temporary impairment losses	-	-	-	-
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	-
Other revenue	2,048	2,715	2,944	5,254
Total revenues	231,236	263,860	466,318	533,045

Losses and expenses:
Losses incurred, net (note 12)	141,141	196,274	263,749	462,482
Change in premium deficiency reserve (note 13)	(7,833)	(11,283)	(13,006)	(12,933)
Amortization of deferred policy acquisition costs	1,676	1,955	3,095	3,652
Other underwriting and operating expenses, net	32,238	45,607	70,219	93,922
Interest expense (note 3)	17,374	17,942	34,913	44,348

Total losses and expenses	184,596	250,495	358,970	591,471

Income (loss) before tax	46,640	13,365	107,348	(58,426)
Provision for income taxes (note 11)	1,118	990	1,844	2,129

Net income (loss)	$45,522	$12,375	$105,504	$(60,555)

Income (loss) per share (note 6):
Basic	$0.13	$0.04	$0.31	$(0.21)
Diluted	$0.12	$0.04	$0.27	$(0.21)

Weighted average common shares outstanding - basic (note 6)	338,626	337,868	338,419	285,336

Weighted average common shares outstanding - diluted (note 6)	413,481	339,341	413,374	285,336

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net income (loss)	$45,522	$12,375	$105,504	$(60,555)

Other comprehensive income (loss), net of tax (note 9):

Change in unrealized investment gains and losses (note 7)	44,501	(98,119)	84,099	(108,073)

Benefit plan adjustments	(1,980)	-	(3,466)	-

Foreign currency translation adjustment	587	(12,512)	1,840	(12,196)

Other comprehensive income (loss), net of tax	43,108	(110,631)	82,473	(120,269)

Comprehensive income (loss)	$88,630	$(98,256)	$187,977	$(180,824)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
 Six Months Ended June 30, 2013 and 2014
 (Unaudited)

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit
	(In thousands)

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)

Net loss					(60,555)
Change in unrealized investment gains and losses, net	-	-	-	(108,073)	-
Common stock issuance (note 14)	135,000	528,392	-	-	-
Reissuance of treasury stock, net	-	(7,892)	40,524	-	(34,487)
Equity compensation	-	3,009	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	(12,196)	-

Balance, June 30, 2013	$340,047	$1,658,805	$(64,435)	$(168,432)	$(1,085,323)

Balance, December 31, 2013	$340,047	$1,661,269	$(64,435)	$(117,726)	$(1,074,617)

Net income					105,504
Change in unrealized investment gains and losses, net (note 7)	-	-	-	84,099	-
Reissuance of treasury stock, net	-	(6,680)	31,498	-	(29,790)
Equity compensation	-	4,072	-	-	-
Benefit plan adjustments	-	-	-	(3,466)	-
Unrealized foreign currency translation adjustment	-	-	-	1,840	-

Balance, June 30, 2014	$340,047	$1,658,661	$(32,937)	$(35,253)	$(998,903)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$105,504	$(60,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and other amortization	26,622	37,517
Deferred tax provision (benefit)	243	(21)
Realized investment gains, excluding impairment losses	(291)	(3,744)
Loss on repurchases of senior notes	837	-
Other	(45,745)	(31,862)
Change in certain assets and liabilities:
Accrued investment income	2,630	(5,920)
Prepaid reinsurance premium	(4,018)	(3,465)
Reinsurance recoverable on loss reserves	6,322	20,950
Reinsurance recoverable on paid losses	2,908	1,433
Premium receivable	9,367	5,250
Deferred insurance policy acquisition costs	(955)	(1,133)
Loss reserves	(385,807)	(457,535)
Premium deficiency reserve	(13,006)	(12,933)
Unearned premiums	13,721	3,578
Income taxes payable (current)	(689)	(179)
Net cash used in operating activities	(282,357)	(508,619)

Cash flows from investing activities:
Purchase of fixed maturities	(1,054,567)	(2,182,211)
Purchase of equity securities	(40)	(51)
Proceeds from sale of fixed maturities	718,938	483,171
Proceeds from maturity of fixed maturities	649,468	778,896
Net increase in payable for securities	(4)	(97,868)
Net change in restricted cash	237	(60,333)
Net cash provided by (used in) investing activities	314,032	(1,078,396)

Cash flows from financing activities:
Net proceeds from convertible senior notes	-	484,697
Common stock shares issued	-	663,392
Repurchases of long-term debt	(21,767)	(17,235)
Net cash (used in) provided by financing activities	(21,767)	1,130,854

Net increase (decrease) in cash and cash equivalents	9,908	(456,161)
Cash and cash equivalents at beginning of period	332,692	1,027,625
Cash and cash equivalents at end of period	$342,600	$571,464

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Capital - GSEs

Since 2008, substantially all of our insurance written has been for loans sold to the GSEs, each of which has mortgage insurer eligibility requirements. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan.

On July 10, 2014, the conservator of the GSEs, the Federal Housing Finance Agency (“FHFA”), released draft Private Mortgage Insurer Eligibility Requirements (“draft PMIERs”). The FHFA has requested public input on the draft PMIERs by September 8, 2014. The draft PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to meet or exceed “Minimum Required Assets” (which are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

The PMIERs will become effective 180 days after the date they are published in final form (the “publication date”). Mortgage insurers would have up to two years after the publication date to meet the GSE Financial Requirements (the “transition period”). During the transition period, a mortgage insurer that fails to meet the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

We estimate that as of June 30, 2014, applying the rules of the draft PMIERs, MGIC would have a material shortfall in Available Assets.  This shortfall would be affected by operations throughout the transition period, which is expected to end December 31, 2016. The shortfall assumes the risk in force and capital of MIC are repatriated to MGIC, and full credit is given in the calculation of Minimum Required Assets for our existing reinsurance transaction.  However, we do not expect to receive full credit for our current reinsurance transaction. As a result, we have begun discussions with the reinsurance market to modify our existing reinsurance transaction so that any reduction in the credit would be minimized.

As of June 30, 2014, we had approximately $515 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of June 30, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking additional reinsurance and/or non-dilutive debt capital to mitigate the shortfall. There can be no assurance that MGIC will be in compliance with the GSE Financial Requirements within the transition period. Factors that may impact MGIC’s compliance with the GSE Financial Requirements include the following:

•	Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of the MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;
•	We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;
•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;
•	We may not be able to achieve modifications in our existing reinsurance arrangements necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs; and
•	We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons.

Factors that could negatively affect MGIC’s compliance with the GSE Financial Requirements are discussed throughout the financial statement footnotes. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby reducing our Available Assets and increasing our shortfall in Available Assets, or they could increase the Minimum Required Assets, also increasing our shortfall in Available Assets.

There also can be no assurance that the GSEs would not make the GSE Financial Requirements more onerous in the future; in this regard, the draft PMIERs provide that the tables of factors that determine Minimum Required Assets may be updated to reflect changes in risk characteristics and the macroeconomic environment. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

If we increase the amount of Available Assets we hold in order to continue to insure GSE loans, the amount of capital we hold may increase. If we increase the amount of capital we hold with respect to insured loans, our returns may decrease unless we increase premiums. An increase in premium rates may not be feasible for a number of reasons, including competition from other private mortgage insurers, the FHA or other credit enhancement products.

See disclosure regarding statutory capital in Note 15 – “Statutory Capital.”

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2013 amounts to conform to 2014 presentation.

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. In the fourth quarter of 2013, approximately $42.9 million was released from escrow in connection with the BANA agreement. At June 30, 2014 and December 31, 2013, approximately $17.2 million and $17.4 million, respectively, remains in escrow in connection with the CHL agreement. See additional discussion of these settlement agreements in Note 5 – “Litigation and Contingencies.”

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

Note 3 – Debt

5.375% Senior Notes – due November 2015

At June 30, 2014 and December 31, 2013 we had outstanding $62.0 million and $82.9 million, respectively, of 5.375% Senior Notes due in November 2015. In February 2014, we repurchased $20.9 million in par value of these notes at a cost slightly above par. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 of each year. These Senior Notes are described in our Annual Report on Form 10-K for the year ended December 31, 2013. That description is qualified in its entirety by the terms of the notes, which are contained in the Indenture, dated as of October 15, 2000, between us and U.S. Bank, National Association, as trustee, and in an Officer's Certificate dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms of the Senior Notes.

Scheduled interest payments on the Senior Notes were $1.7 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively. In the first quarter of 2014, we also paid $0.3 million in interest related to our repurchase discussed above.

5% Convertible Senior Notes – due May 2017

At June 30, 2014 and December 31, 2013 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in May 2017. Interest on the 5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year.

The 5% Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. These 5% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our existing Convertible Junior Debentures, discussed below. Debt issuance costs are being amortized to interest expense over the contractual life of the 5% Notes. These 5% Notes are described in our Annual Report on Form 10-K for the year ended December 31, 2013. That description is qualified in its entirety by the terms of the notes, which are contained in the Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

Interest payments on the 5% Notes were $8.6 million in each of the six months ended June 30, 2014 and 2013.

2% Convertible Senior Notes – due April 2020

At June 30, 2014 and December 31, 2013, we had outstanding $500 million principal amount of 2% Convertible Senior Notes due in 2020 which we issued in March 2013. We received net proceeds of approximately $484.6 million after deducting underwriting discount and offering expenses. Interest on the 2% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 2% Notes will mature on April 1, 2020, unless earlier repurchased by us or converted. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our existing Convertible Junior Debentures. Debt issuance costs are being amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

These 2% Notes are described in our Annual Report on Form 10-K for the year ended December 31, 2013. That description is qualified in its entirety by the terms of the notes, which are contained in the Second Supplemental Indenture, dated March 12, 2013, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

Interest payments on the 2% Notes were $5.0 million for the six months ended June 30, 2014. There were no scheduled interest payments on the 2% Notes for the six months ended June 30, 2013.

9% Convertible Junior Subordinated Debentures – due April 2063

At June 30, 2014 and December 31, 2013 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures rank junior to all of our existing and future senior indebtedness.

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

These debentures are described in our Annual Report on Form 10-K for the year ended December 31, 2013. That description is qualified in its entirety by the terms of the debentures, which are contained in the Indenture, dated as of March 28, 2008, between us and U.S. Bank National Association, as trustee.

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

Interest payments on the debentures were $17.5 million and $35.8 million for the six months ended June 30, 2014 and 2013, respectively.

All debt

The par value and fair value of our debt at June 30, 2014 and December 31, 2013 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014
Liabilities:
Senior Notes	$61,953	$64,973	$64,973	$-	$-
Convertible Senior Notes due 2017	345,000	403,650	403,650	-	-
Convertible Senior Notes due 2020	500,000	746,750	746,750	-	-
Convertible Junior Subordinated Debentures	389,522	482,033	-	482,033	-
Total Debt	$1,296,475	$1,697,406	$1,215,373	$482,033	$-

December 31, 2013
Liabilities:
Senior Notes	$82,883	$85,991	$85,991	$-	$-
Convertible Senior Notes due 2017	345,000	388,988	388,988	-	-
Convertible Senior Notes due 2020	500,000	685,625	685,625	-	-
Convertible Junior Subordinated Debentures	389,522	439,186	-	439,186	-
Total Debt	$1,317,405	$1,599,790	$1,160,604	$439,186	$-

The fair value of our Senior Notes and Convertible Senior Notes was determined using publicly available trade information and those notes are considered Level 1 securities as described in Note 8 – “Fair Value Measurements.” The fair value of our debentures was determined using available pricing for these debentures or similar instruments and our debentures are considered Level 2 securities as described in Note 8 – “Fair Value Measurements.”

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At June 30, 2014, we had approximately $515 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $2.8 million at June 30, 2014. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 3.4 years at June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, we have accrued a profit commission receivable of $47.1 million and $2.4 million, respectively, which is included in “Other assets” on our consolidated balance sheet. This receivable could increase materially through the term of the agreement, but the ultimate amount of the commission will depend on the ultimate level of premiums earned and losses incurred under the agreement. Any profit commission would be paid to us upon termination of the reinsurance agreement.

The reinsurers are required to maintain trust funds or letters of credit to support recoverable balances for reinsurance, such as loss reserves, paid losses, prepaid reinsurance premiums and profit commissions.  As such forms of collateral are in place, we have not established an allowance against these balances.

In the past, MGIC had also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) discussed in Note 5 – “Litigation and Contingencies”, MGIC and three other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $52 million at June 30, 2014 which was supported by $208 million of trust assets, while at December 31, 2013, the reinsurance recoverable on loss reserves related to captives was $64 million which was supported by $226 million of trust assets. At June 30, 2014 and December 31, 2013 there was an additional $20 million and $23 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. See Note 5 – “Litigation and Contingencies” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

A summary of the effect of our reinsurance agreements on our results for the six months ended June 30, 2014 and 2013 appears below.

	Six Months Ended June 30,
	2014	2013
	(In thousands)

Ceded premiums written, net of profit commission	$54,914	$17,988

Ceded premiums earned, net of profit commission	50,898	14,521

Ceded losses incurred	14,871	17,234

Ceding commissions	18,680	2,197

Note 5 – Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2013 and the first half of 2014, curtailments reduced our average claim paid by approximately 5.8% and 6.2%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012, 2013 and the first half of 2014, rescissions mitigated our paid losses by approximately $265 million, $135 million and $50 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through the first half of 2014. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The Agreement with BANA covers loans purchased by the GSEs. The original Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission. The pending arbitration proceedings concerning the loans covered by that agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed.

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

We recorded the estimated impact of the Agreements and another probable settlement in our financial statements for the quarter ending December 31, 2012. We have also recorded the estimated impact of other probable settlements. The estimated impact that we recorded is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $510 million, of which about 45% is from rescission practices subject to the Agreement with CHL. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices. These include a previously disclosed curtailment dispute with Countrywide that is in a mediation process. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $220 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”). Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Seven of these lawsuits have been dismissed without any further opportunity to appeal. The remaining lawsuit had also been dismissed by the U.S. District Court, however, the plaintiff in that lawsuit filed a motion for reconsideration by the U.S. District Court and to certify a related question of law to the Supreme Court of the State in which the U.S. District Court is located. In April 2014, that motion for reconsideration was denied, however, on May 30, 2014, the plaintiff appealed the denial. The damages sought in this remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuit.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The underwriting remedy expense for 2013 and the first half of 2014 was approximately $5 million and $2 million, respectively, but may increase in the future.

See Note 11 – “Income Taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (Loss) per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 0.2 million for the six months ended June 30, 2013 because they were anti-dilutive due to our reported net loss. Participating securities of 0.1 million were included in our weighted average number of common shares outstanding for the three and six months ended June 30, 2014 and for the three months ended June 30, 2013. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended June 30, 2014 and 2013 common stock equivalents of 54.5 million and 126.5 million, respectively, and for the six months ended June 30, 2014 and 2013 common stock equivalents of 54.5 million and 100.3 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Basic earnings per share:

Net income (loss)	$45,522	$12,375	$105,504	$(60,555)

Weighted average common shares outstanding	338,626	337,868	338,419	285,336
Basic income (loss) per share	$0.13	$0.04	$0.31	$(0.21)

Diluted earnings per share:

Net income (loss)	$45,522	$12,375	$105,504	$(60,555)

Effect of dilutive securities:
2% Convertible Senior Notes	3,049	-	6,098	-

Net income (loss) plus assumed conversions	$48,571	$12,375	$111,602	$(60,555)

Weighted-average shares - Basic	338,626	337,868	338,419	285,336
Common stock equivalents	74,855	1,473	74,955	-

Weighted-average shares - Diluted	413,481	339,341	413,374	285,336
Diluted income (loss) per share	$0.12	$0.04	$0.27	$(0.21)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2014 and December 31, 2013 are shown below.

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$483,205	$2,540	$(10,927)	$474,818
Obligations of U.S. states and political subdivisions	840,266	11,709	(3,605)	848,370
Corporate debt securities	2,185,994	16,842	(7,065)	2,195,771
Asset-backed securities	367,306	1,554	(54)	368,806
Residential mortgage-backed securities	359,908	170	(12,588)	347,490
Commercial mortgage-backed securities	274,102	1,336	(1,917)	273,521
Collateralized loan obligations	61,338	-	(875)	60,463
Debt securities issued by foreign sovereign governments	39,566	2,707	(44)	42,229
Total debt securities	4,611,685	36,858	(37,075)	4,611,468
Equity securities	2,949	69	(7)	3,011

Total investment portfolio	$4,614,634	$36,927	$(37,082)	$4,614,479

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$663,642	$1,469	$(25,521)	$639,590
Obligations of U.S. states and political subdivisions	932,922	5,865	(17,420)	921,367
Corporate debt securities	2,190,095	6,313	(24,993)	2,171,415
Asset-backed securities	399,839	1,100	(453)	400,486
Residential mortgage-backed securities	383,368	146	(24,977)	358,537
Commercial mortgage-backed securities	277,920	131	(6,668)	271,383
Collateralized loan obligations	61,337	-	(1,042)	60,295
Debt securities issued by foreign sovereign governments	39,420	1,722	(290)	40,852
Total debt securities	4,948,543	16,746	(101,364)	4,863,925
Equity securities	2,908	9	(23)	2,894
Total investment portfolio	$4,951,451	$16,755	$(101,387)	$4,866,819

(1) At June 30, 2014 and December 31, 2013, there were no other-than-temporary impairment losses recorded in other comprehensive income.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 84% of the market value of our foreign investments with the remaining 9% invested in corporate securities and 7% in cash equivalents. Seventy-eight percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 22% is rated AA.

The amortized cost and fair values of debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

June 30, 2014	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$434,813	$436,114
Due after one year through five years	1,877,498	1,892,200
Due after five years through ten years	783,152	783,800
Due after ten years	453,568	449,074

	$3,549,031	$3,561,188

Asset-backed securities	367,306	368,806
Residential mortgage-backed securities	359,908	347,490
Commercial mortgage-backed securities	274,102	273,521
Collateralized loan obligations	61,338	60,463

Total at June 30, 2014	$4,611,685	$4,611,468

At June 30, 2014 and December 31, 2013, the investment portfolio had gross unrealized losses of $37.1 million and $101.4 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,902	$27	$374,597	$10,900	$385,499	$10,927
Obligations of U.S. states and political subdivisions	99,956	664	169,336	2,941	269,292	3,605
Corporate debt securities	397,503	964	277,677	6,101	675,180	7,065
Asset-backed securities	24,501	12	14,700	42	39,201	54
Residential mortgage-backed securities	-	-	328,343	12,588	328,343	12,588
Commercial mortgage-backed securities	61,372	456	104,802	1,461	166,174	1,917
Collateralized loan obligations	32,456	504	28,007	371	60,463	875
Debt securities issued by foreign sovereign governments	4,267	1	3,419	43	7,686	44
Equity securities	-	-	277	7	277	7
Total investment portfolio	$630,957	$2,628	$1,301,158	$34,454	$1,932,115	$37,082

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$465,975	$24,980	$4,103	$541	$470,078	$25,521
Obligations of U.S. states and political subdivisions	503,967	17,370	4,226	50	508,193	17,420
Corporate debt securities	1,238,211	20,371	81,593	4,622	1,319,804	24,993
Asset-backed securities	126,991	387	7,114	66	134,105	453
Residential mortgage-backed securities	91,534	3,886	265,827	21,091	357,361	24,977
Commercial mortgage-backed securities	192,440	6,239	43,095	429	235,535	6,668
Collateralized loan obligations	60,295	1,042	-	-	60,295	1,042
Debt securities issued by foreign sovereign governments	7,203	290	-	-	7,203	290
Equity securities	1,012	18	75	5	1,087	23
Total investment portfolio	$2,687,628	$74,583	$406,033	$26,804	$3,093,661	$101,387

The unrealized losses in all categories of our investments at June 30, 2014 and December 31, 2013 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During each of the three and six months ended June 30, 2014 and 2013 there were no other-than-temporary impairments (“OTTI”) recognized.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$360	$1,891	$126	$3,148
Equity securities	162	594	165	596

	$522	$2,485	$291	$3,744

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$1,307	$3,027	$2,112	$4,961
Losses on sales	(785)	(542)	(1,821)	(1,217)

	$522	$2,485	$291	$3,744

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state premium tax credit investments. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement that is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

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

Fair value measurements for assets measured at fair value included the following as of June 30, 2014 and December 31, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$474,818	$474,818	$-	$-
Obligations of U.S. states and political subdivisions	848,370	-	846,139	2,231
Corporate debt securities	2,195,771	-	2,195,771	-
Asset-backed securities	368,806	-	368,806	-
Residential mortgage-backed securities	347,490	-	347,490	-
Commercial mortgage-backed securities	273,521	-	273,521	-
Collateralized loan obligations	60,463	-	60,463	-
Debt securities issued by foreign sovereign governments	42,229	42,229	-	-
Total debt securities	4,611,468	517,047	4,029,190	2,231
Equity securities	3,011	2,690	-	321
Total investments	$4,614,479	$519,737	$4,029,190	$2,552
Real estate acquired (1)	$10,804	$-	$-	$10,804

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2013

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$639,590	$639,590	$-	$-
Obligations of U.S. states and political subdivisions	921,367	-	918,944	2,423
Corporate debt securities	2,171,415	-	2,171,415	-
Asset-backed securities	400,486	-	400,486	-
Residential mortgage-backed securities	358,537	-	358,537	-
Commercial mortgage-backed securities	271,383	-	271,383	-
Collateralized loan obligations	60,295	-	60,295	-
Debt securities issued by foreign sovereign governments	40,852	40,852	-	-
Total debt securities	4,863,925	680,442	4,181,060	2,423
Equity securities	2,894	2,573	-	321
Total investments	$4,866,819	$683,015	$4,181,060	$2,744
Real estate acquired (1)	$13,280	$-	$-	$13,280

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first six months of 2014 or 2013.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2014 and 2013 is as follows:

	Obligations of U.S. States and Political Subdivisions	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2014	$2,378	$321	$2,699	$11,137
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(1,157)
Purchases	-	-	-	11,367
Sales	(147)	-	(147)	(10,543)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at June 30, 2014	$2,231	$321	$2,552	$10,804

Amount of total losses included in earnings for the three months ended June 30, 2014 attributable to the change in unrealized losses on assets still held at June 30, 2014	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2013	$2,423	$321	$2,744	$13,280
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(2,316)
Purchases	30	-	30	19,377
Sales	(222)	-	(222)	(19,537)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at June 30, 2014	$2,231	$321	$2,552	$10,804

Amount of total losses included in earnings for the six months ended June 30, 2014 attributable to the change in unrealized losses on assets still held at June 30, 2014	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2013	$2,957	$-	$321	$3,278	$7,524
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,000)
Purchases	-	-	-	-	9,530
Sales	(146)	-	-	(146)	(7,313)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2013	$2,811	$-	$321	$3,132	$8,741

Amount of total losses included in earnings for the three months ended June 30, 2013 attributable to the change in unrealized losses on assets still held at June 30, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(225)	-	(225)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(2,302)
Purchases	30	-	-	30	17,544
Sales	(349)	(16,889)	-	(17,238)	(9,964)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2013	$2,811	$-	$321	$3,132	$8,741

Amount of total losses included in earnings for the six months ended June 30, 2013 attributable to the change in unrealized losses on assets still held at June 30, 2013	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive Income

Our other comprehensive income for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30, 2014
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$44,818	$(15,634)	$15,317	$44,501
Benefit plan adjustments	(1,980)	693	(693)	(1,980)
Unrealized foreign currency translation adjustment	904	(317)	-	587

Other comprehensive income (loss)	$43,742	$(15,258)	$14,624	$43,108

	Six Months Ended June 30, 2014
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$84,479	$(29,505)	$29,125	$84,099
Benefit plan adjustments	(3,466)	1,213	(1,213)	(3,466)
Unrealized foreign currency translation adjustment	2,835	(995)	-	1,840

Other comprehensive income (loss)	$83,848	$(29,287)	$27,912	$82,473

	Three Months Ended June 30, 2013
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(99,092)	$34,520	$(33,547)	$(98,119)
Unrealized foreign currency translation adjustment	(19,255)	6,743	-	(12,512)

Other comprehensive income (loss)	$(118,347)	$41,263	$(33,547)	$(110,631)

	Six Months Ended June 30, 2013
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(109,631)	$38,112	$(36,554)	$(108,073)
Unrealized foreign currency translation adjustment	(18,769)	6,573	-	(12,196)

Other comprehensive income (loss)	$(128,400)	$44,685	$(36,554)	$(120,269)

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Total accumulated other comprehensive income and changes in accumulated other comprehensive income, including amounts reclassified from other comprehensive income, are included in the table below.

	Three Months Ended June 30, 2014
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans		Foreign currency translation	Total
	(In thousands)

Balance at March 31, 2014, before tax	$(44,973)		$(5,252)		$13,115	$(37,110)

Other comprehensive income (loss) before reclassifications	42,922		-		904	43,826
Amounts reclassified from accumulated other comprehensive income (loss)	(1,896)	(1)	1,980	(2)	-	84

Net current period other comprehensive income (loss)	44,818		(1,980)		904	43,742

Balance at June 30, 2014, before tax	$(155)		$(7,232)		$14,019	$6,632

	Six Months Ended June 30, 2014
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans		Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2013, before tax	$(84,634)		$(3,766)		$11,184	$(77,216)

Other comprehensive income (loss) before reclassifications	78,548		-		2,835	81,383
Amounts reclassified from accumulated other comprehensive income (loss)	(5,931)	(1)	3,466	(2)	-	(2,465)

Net current period other comprehensive income (loss)	84,479		(3,466)		2,835	83,848

Balance at June 30, 2014, before tax	(155)		(7,232)		14,019	6,632

Tax effect (3)	(64,436)		26,940		(4,389)	(41,885)

Balance at June 30, 2014, net of tax	$(64,591)		$19,708		$9,630	$(35,253)

	Three Months Ended June 30, 2013
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at March 31, 2013, before tax	$31,002		$(71,804)	$33,233	$(7,569)

Other comprehensive income (loss) before reclassifications	(96,938)		-	(19,255)	(116,193)
Amounts reclassified from accumulated other comprehensive income (loss)	2,154	(1)	-	-	2,154

Net current period other comprehensive income (loss)	(99,092)		-	(19,255)	(118,347)

Balance at June 30, 2013, before tax	$(68,090)		$(71,804)	$13,978	$(125,916)

	Six Months Ended June 30, 2013
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2012, before tax	$41,541		$(71,804)	$32,747	$2,484

Other comprehensive income (loss) before reclassifications	(104,099)		-	(18,769)	(122,868)
Amounts reclassified from accumulated other comprehensive income (loss)	5,532	(1)	-	-	5,532

Net current period other comprehensive income (loss)	(109,631)		-	(18,769)	(128,400)

Balance at June 30, 2013, before tax	(68,090)		(71,804)	13,978	(125,916)

Tax effect (3)	(65,082)		26,940	(4,374)	(42,516)

Balance at June 30, 2013, net of tax	$(133,172)		$(44,864)	$9,604	$(168,432)

(1)	During the three and six months ended June 30, 2014, net unrealized losses of ($1.9) million and ($5.9) million, respectively, were reclassified to the Consolidated Statement of Operations and included in Realized investment gains, net. During the three and six months ended June 30, 2013, net unrealized gains of $2.2 million and $5.5 million, respectively were reclassified to the Consolidated Statement of Operations and included in Realized investment gains, net.
(2)	During the three and six months ended June 30, 2014, other comprehensive income related to benefit plans of $2.0 million and $3.5 million, respectively, was reclassified to the Consolidated Statement of Operations and included in Underwriting and other expenses, net.
(3)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Total accumulated other comprehensive income at December 31, 2013 is included in the table below.

	Unrealized gains and losses on available- for-sale securities	Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2013, before tax	(84,634)	(3,766)	11,184	(77,216)

Tax effect (1)	(64,056)	26,940	(3,394)	(40,510)

Balance at December 31, 2013, net of tax	$(148,690)	$23,174	$7,790	$(117,726)

(1) Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation    allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2014	2013	2014	2013
	(In thousands)

Service cost	$2,203	$2,952	$152	$212
Interest cost	3,985	3,845	144	156
Expected return on plan assets	(5,257)	(5,034)	(1,163)	(920)
Recognized net actuarial loss	250	1,557	(144)	-
Amortization of prior service cost	(423)	127	(1,662)	(1,662)

Net periodic benefit cost	$758	$3,447	$(2,673)	$(2,214)

	Six Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2014	2013	2014	2013
	(In thousands)

Service cost	$4,283	$5,669	$329	$406
Interest cost	7,994	7,644	327	309
Expected return on plan assets	(10,515)	(10,072)	(2,324)	(1,840)
Recognized net actuarial loss	541	3,073	(217)	-
Amortization of prior service cost	(465)	252	(3,325)	(3,324)

Net periodic benefit cost	$1,838	$6,566	$(5,210)	$(4,449)

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

The effect of the change in valuation allowance on the provision for (benefit from) income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Tax provision (benefit) before valuation allowance	$17,172	$4,472	$40,292	$(17,118)
Change in valuation allowance	(16,054)	(3,482)	(38,448)	19,247

Provision for income taxes	$1,118	$990	$1,844	$2,129

The change in the valuation allowance that was included in other comprehensive income for the three months ended June 30, 2014 and 2013 was a decrease of $14.6 million and an increase of $33.5 million, respectively. The change in the valuation allowance that was included in other comprehensive income for the six months ended June 30, 2014 and 2013 was a decrease of $27.9 million and an increase of $36.6 million, respectively. The total valuation allowance as of June 30, 2014 and December 31, 2013 was $937.9 million and $1,004.2 million, respectively.

We have approximately $2.5 billion of net operating loss carryforwards on a regular tax basis and $1.7 billion of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2014. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

Tax Contingencies

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The proposed assessments for taxes and penalties related to these matters are $197.5 million and at June 30, 2014 there would also be interest of approximately $161.3 million. In addition, depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of June 30, 2014, those state taxes and interest would approximate $46.7 million. In addition, there could also be state tax penalties.

Our total amount of unrecognized tax benefits as of June 30, 2014 is $105.8 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, statutory capital and compliance with the GSE Financial Requirements. In this regard, see Note 1 – “Nature of Business – Capital-GSEs.”

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

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, that would affect our effective tax rate is $93.2 million, after taking into account the effect of NOL carrybacks. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of June 30, 2014 and December 31, 2013, we had accrued $26.5 million and $26.1 million, respectively, for the payment of interest.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values, which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

The following table provides a reconciliation of beginning and ending loss reserves for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In thousands)

Reserve at beginning of period	$3,061,401	$4,056,843
Less reinsurance recoverable	64,085	104,848
Net reserve at beginning of period	2,997,316	3,951,995

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	306,386	468,332
Prior years (1)	(42,637)	(5,850)
Subtotal	263,749	462,482

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	2,674	5,137
Prior years	640,560	897,178
Reinsurance terminations (2)	-	(3,248)
Subtotal	643,234	899,067

Net reserve at end of period	2,617,831	3,515,410
Plus reinsurance recoverables	57,763	83,898

Reserve at end of period	$2,675,594	$3,599,308

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.
(2)	In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction to losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.

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

Losses incurred on default notices received in the current year decreased in the first half of 2014 compared to the same period in 2013, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on new and previously received delinquencies.

The prior year development of the reserves in the first six months of 2014 and 2013 is reflected in the table below.

	Six Months Ended June 30,
	2014	2013
	(In millions)
Prior year loss development (1):

Decrease in estimated claim rate on primary defaults	$(25)	$-
(Decrease) increase in estimated severity on primary defaults	(8)	1
Change in estimates related to pool reserves, LAE reserves and reinsurance	(10)	(7)
Total prior year loss development	$(43)	$(6)

(1) A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

The prior year loss development was based on the resolution of approximately 40% and 37% for the six months ended June 30, 2014 and 2013, respectively of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. In the first six months of 2014, we recognized favorable development on our estimated claim rate as we experienced a better cure rate on previously received delinquencies. The favorable development we experienced in the first six months of 2014 was partially offset by a $20 million increase to our accrual for probable rescission related settlements. See Note 5 – “Litigation and Contingencies.”

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2014 and December 31, 2013 and approximated $127 million and $131 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three and six months ended June 30, 2014 and 2013 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers. Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Default inventory at beginning of period	91,842	126,610	103,328	139,845
New Notices	21,178	25,425	44,524	53,289
Cures	(21,182)	(25,450)	(48,500)	(56,572)
Paids (including those charged to a deductible or captive)	(6,068)	(9,051)	(13,132)	(18,496)
Rescissions and denials	(354)	(429)	(804)	(961)
Default inventory at end of period	85,416	117,105	85,416	117,105

Pool insurance notice inventory decreased from 7,006 at June 30, 2013 to 6,563 at December 31, 2013 and to 5,271 at June 30, 2014.

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

Aging of the Primary Default Inventory

	June 30, 2014		December 31, 2013		June 30, 2013

Consecutive months in default
3 months or less	15,297	18%	18,941	18%	18,760	16%
4 - 11 months	19,362	23%	24,514	24%	26,377	23%
12 months or more	50,757	59%	59,873	58%	71,968	61%

Total primary default inventory	85,416	100%	103,328	100%	117,105	100%

Primary claims received inventory included in ending default inventory (1)	5,398	6%	6,948	7%	10,637	9%

(1) Our claims received inventory includes suspended rescissions, as we have voluntarily suspended rescissions of coverage related to certain loans that we believed would be included in a potential resolution. As of June 30, 2014, rescissions of coverage on approximately 1,558 loans had been voluntarily suspended.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	June 30, 2014		December 31, 2013		June 30, 2013

3 payments or less	22,867	27%	28,095	27%	27,498	24%
4 - 11 payments	19,666	23%	24,605	24%	27,299	23%
12 payments or more	42,883	50%	50,628	49%	62,308	53%

Total primary default inventory	85,416	100%	103,328	100%	117,105	100%

Claims paying practices

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through the first half of 2014. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2014 and December 31, 2013 the estimate of this liability totaled $13 million and $15 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at June 30, 2014, December 31, 2013 and June 30, 2013 appear in the table below.

	June 30, 2014	December 31, 2013	June 30, 2013
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(591)	$(669)	$(749)

Established loss reserves	556	621	688

Net deficiency	$(35)	$(48)	$(61)

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2014 was $8 million and $13 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for both the three and six months ended June 30, 2014 is primarily related to higher estimated ultimate premiums and lower estimated ultimate losses.

	Three Months Ended		Six Months Ended
	June 30, 2014
	(In millions)

Premium Deficiency Reserve at beginning of period		$(43)		$(48)

Paid claims and loss adjustment expenses	$44		$92
Decrease in loss reserves	(23)		(65)
Premium earned	(21)		(42)
Effects of present valuing on future premiums, losses and expenses	(2)		(5)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(2)		(20)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		10		33

Premium Deficiency Reserve at end of period		$(35)		$(35)

(1)  A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2013 was $11 million and $13 million, respectively, as shown in the table below. The net change in assumptions for the three months ended June 30, 2013 is primarily related to higher estimated ultimate premiums and lower estimated ultimate losses.  The net change in the assumptions for the six months ended June 30, 2013 is primarily related to higher estimated ultimate premiums, offset by higher estimated ultimate losses.

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

Note 15 – Statutory Capital

Statutory Capital Requirements

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. At June 30, 2014, MGIC’s risk-to-capital ratio was 15.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $555 million above the required MPP of $1.0 billion. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is disallowed full credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. Matters that could negatively affect compliance with State Capital Requirements are discussed throughout the financial statement footnotes.

At June 30, 2014, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 17.3 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

The National Association of Insurance Commissioners (“NAIC”) previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators is considering this issue, although no date has been established by which the NAIC must propose revisions to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), MGIC could be prevented from writing new business in all jurisdictions. If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. A possible future failure by MGIC to meet the Financial Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. Matters that could negatively affect MGIC’s claims paying resources are discussed throughout the financial statement footnotes.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the State Capital Requirements of a jurisdiction or obtain a waiver of them. Writing business in MIC would be subject to any repatriation to MGIC of MIC’s capital in order to comply with the PMIERs, as discussed in Note 1 – “Nature of Business and Basis of Presentation – Capital – GSEs.” MIC is licensed to write business in all jurisdictions. During 2012, MIC began writing new business in the jurisdictions where MGIC did not have a waiver of the State Capital Requirements. Because MGIC again meets the State Capital Requirements, MGIC is writing new business in all jurisdictions and MIC suspended writing new business in 2013. As of June 30, 2014, MIC had statutory capital of $463 million and risk in force, net of reinsurance, of approximately $573 million. Before MIC may again write new business, it must obtain the necessary approvals from the OCI and the GSEs.

We cannot assure you that the OCI or GSEs will approve MIC to write new business in all jurisdictions in which MGIC may become unable to do so. If we are unable to write business in all jurisdictions utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the Financial Requirements may affect its willingness to procure insurance from us.

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $136 million and $138 million were included in MGIC’s statutory capital at June 30, 2014 and December 31, 2013, respectively.

See Note 1 – “Nature of Business and Basis of Presentation – Capital – GSEs” for additional information regarding the capital standards of the GSEs.

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

Outlook

Since 2008, substantially all of the loans we insured have been sold to the GSEs, which have been in conservatorship since late 2008.  When the conservatorship will end and what role, if any, the GSEs will play in the secondary mortgage market post-conservatorship will be determined by Congress.  The scope of the Federal Housing Administration's (the “FHA”) large market presence may also change in connection with the determination of the future of the GSEs. Capital standards for private mortgage insurers are being revised; see “Capital” below. There are also pending regulatory changes that could affect demand for private mortgage insurance; see our risk factor titled “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduced number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.” While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, its role in that market cannot be predicted.

Capital

GSEs

As mentioned above, since 2008, substantially all of our insurance written has been for loans sold to the GSEs, each of which has mortgage insurer eligibility requirements. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan.

On July 10, 2014, the conservator of the GSEs, the Federal Housing Finance Agency (“FHFA”), released draft Private Mortgage Insurer Eligibility Requirements (“draft PMIERs”). The FHFA has requested public input on the draft PMIERs by September 8, 2014. The draft PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to meet or exceed “Minimum Required Assets” (which are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

The PMIERs will become effective 180 days after the date they are published in final form (the “publication date”). Mortgage insurers would have up to two years after the publication date to meet the GSE Financial Requirements (the “transition period”). During the transition period, a mortgage insurer that fails to meet the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

Although we believe we have sufficient claims paying resources to meet our claim obligations on our insurance in force on a timely basis, we estimate that if the draft PMIERs are implemented as released, as of December 31, 2014 (the expected publication date), MGIC would have a shortfall in Available Assets of approximately $600 million, with Available Assets of approximately $5.3 billion and Minimum Required Assets of approximately $5.9 billion. We believe this shortfall would be reduced through operations so that as of December 31, 2016 (the expected end of the transition period), it would be approximately $300 million. The shortfall projections at both dates assume the risk in force and capital of MIC are repatriated to MGIC, and full credit is given in the calculation of Minimum Required Assets for our existing reinsurance transaction (approximately $500 million of credit at December 31, 2014, increasing to $600 million of credit at December 31, 2016).  However, we do not expect to receive full credit for our current reinsurance transaction. As a result, we have begun discussions with the reinsurance market to modify our existing reinsurance transaction so that any reduction in the credit would be minimized.

As of June 30, 2014, we had approximately $515 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of June 30, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking additional reinsurance and/or non-dilutive debt capital to mitigate the shortfall. We believe we will be able to use a combination of the alternatives outlined above so that MGIC would meet the GSE Financial Requirements of the draft PMIERs even if they are implemented as released. However, there can be no assurance that MGIC will be in compliance with the GSE Financial Requirements within the transition period. Factors that may impact MGIC’s compliance with the GSE Financial Requirements include the following:

•	Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of the MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;
•	We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;
•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;
•	We may not be able to achieve modifications in our existing reinsurance arrangements necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs; and
•	We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons.

You should read our risk factors for information about matters that also could negatively affect MGIC’s compliance with the GSE Financial Requirements. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby reducing our Available Assets and increasing our shortfall in Available Assets, or they could increase the Minimum Required Assets, also increasing our shortfall in Available Assets.

There also can be no assurance that the GSEs would not make the GSE Financial Requirements more onerous in the future; in this regard, the draft PMIERs provide that the tables of factors that determine Minimum Required Assets may be updated to reflect changes in risk characteristics and the macroeconomic environment. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

If we increase the amount of Available Assets we hold in order to continue to insure GSE loans, the amount of capital we hold may increase. If we increase the amount of capital we hold with respect to insured loans, our returns may decrease unless we increase premiums. An increase in premium rates may not be feasible for a number of reasons, including competition from other private mortgage insurers, the FHA or other credit enhancement products.

State Regulations

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. At June 30, 2014, MGIC’s risk-to-capital ratio was 15.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $555 million above the required MPP of $1.0 billion. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is disallowed full credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, although we cannot assure you of such compliance.

The National Association of Insurance Commissioners (“NAIC”) previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators is considering this issue, although no date has been established by which the NAIC must propose revisions to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

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

The U.S. Department of Housing and Urban Development (“HUD”) definition of QM that applies to loans insured by the FHA became effective in January 2014. HUD’s QM definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no limit on the debt-to-income ratio of a borrower, and (ii) it allows the lender certain presumptions about compliance with the “ability to repay” requirements on higher priced loans. It is possible that lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

Given the credit characteristics presented to us, we estimate that approximately 87% of our new risk written in 2013 and 84% of our new risk written in the first half of 2014 was for loans that would have met the CFPB’s general QM definition. We estimate that approximately 99% of our new risk written in 2013 and in the first half of 2014 was for loans that would have met the CFPB’s QM definition, when giving effect to the temporary category. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definitions.

The Dodd-Frank Act requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In 2011, federal regulators released a proposed risk retention rule that included a definition of QRM. In response to public comments regarding the proposed rule, federal regulators issued a revised proposed rule in August 2013. The revised proposed rule generally defines QRM as a mortgage meeting the requirements of a QM. The regulators also proposed an alternative QRM definition (“QM-plus”) which utilizes certain QM criteria but also includes a maximum loan-to-value ratio (“LTV”) of 70%. Neither of the revised definitions of QRM considers the use of mortgage insurance for purposes of calculating LTV. While substantially all of our new risk written in 2013 and in the first half of 2014 was on loans that met the QM definition (and, therefore, the proposed general QRM definition), none of our new insurance written met the QM-plus definition. The public comment period for the revised proposed rule expired on October 30, 2013. The final timing of the adoption of any risk retention regulation and the definition of QRM remains uncertain. Because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans.

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

GSE Reform

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to change the business practices of the GSEs and the FHA; however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders implemented programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2012, 2013 and the first half of 2014, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $1.2 billion, $1.0 billion and $420 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting and planning purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; from 2012 through the first half of 2014, approximately 9% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”) which began in 2009. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, have successfully completed, or are eligible to participate in, HAMP. We are aware of approximately 6,270 loans in our primary delinquent inventory at June 30, 2014 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through June 30, 2014, approximately 53,700 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2013 and the first half of 2014, approximately 17% and 16%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 68% of those modifications in each of 2013 and the first half of 2014. Although the HAMP program has been extended through December 2016, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010. The interest rates on certain loans modified under HAMP are subject to adjustment five years after the modification was entered into. Such adjustments are limited to an increase of one percentage point per year.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP, which has been extended through December 2015, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. Approximately 16% of our primary insurance in force has benefitted from HARP and is still in force.

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

As shown in the following table, as of June 30, 2014 approximately 27% of our primary risk in force has been modified.

Policy Year	HARP (1) Modifications	HAMP Modifications	Other Modifications
2003 and Prior	9.3%	11.3%	11.2%
2004	14.3%	11.3%	9.7%
2005	19.0%	13.2%	10.3%
2006	22.5%	15.5%	11.1%
2007	31.7%	16.4%	7.0%
2008	45.5%	9.7%	3.3%
2009	18.0%	0.7%	0.5%
2010 – Q2 2014	0.0%	0.0%	0.0%

Total	15.5%	7.3%	4.3%

(1)	Includes proprietary programs that are substantially the same as HARP

As of June 30, 2014 based on loan count, the loans associated with 98.5% of all HARP (or similar) modifications, 77.9% of HAMP modifications and 69.9% of other modifications were current.

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

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under HARP.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•	Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded under reinsurance agreements. See Note 4 – “Reinsurance” to our consolidated financial statements for a discussion of our 2013 quota share agreement, under which premiums are ceded net of a profit commission.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at June 30, 2014 is comprised of $62.0 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

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

Summary of 2014 Second Quarter Results

Our results of operations for the second quarter of 2014 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the second quarter of 2014 decreased when compared to the same period in 2013. The decrease was due to our lower average insurance in force, as well as an increase in premiums ceded under reinsurance agreements.

•	Investment income

Investment income in the second quarter of 2014 was higher when compared to the same period in 2013 due to an increase in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains (losses) for the second quarter of 2014 were $0.5 million compared to $2.5 million for the second quarter of 2013. There were no OTTI losses in the second quarter of 2014 or 2013. At June 30, 2014, the net unrealized losses in our investment portfolio were $0.2 million, which included $37.1 million of gross unrealized losses, partially offset by $36.9 million of gross unrealized gains.

•	Losses incurred

Losses incurred for the second quarter of 2014 decreased compared to the same period in 2013, primarily due to fewer new notices of default being received and a lower claim rate on new and previously received delinquencies. There were 21,178 new notices received in the second quarter of 2014 compared to 25,425 new notices received in the second quarter of 2013. There was an increase in the average estimated claim rate in both the second quarter of 2014 and 2013. The average estimated severity remained flat in both the second quarter of 2014 and 2013.

•	Change in premium deficiency reserve

The premium deficiency reserve as of June 30, 2014 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves. During the second quarter of 2014 the premium deficiency reserve on Wall Street bulk transactions declined by $8 million to $35 million. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for the second quarter of 2014 is primarily related to lower estimated ultimate losses and higher estimated ultimate premiums.

•	Underwriting and other expenses

Underwriting and other expenses for the second quarter of 2014 decreased when compared to the same period last year primarily due to an increase in the ceding commission on our reinsurance agreements as well as a decrease in legal fees and contract underwriting costs.

•	Interest expense

Interest expense for the second quarter of 2014 decreased slightly when compared to the same period in 2013. The decrease is primarily related to a decrease in interest costs on our Senior Notes due in November 2015 due to debt repurchases.

•	Provision for income taxes

We had a net provision for income taxes of $1.1 million and $1.0 million in the second quarter of 2014 and 2013, respectively. The provision for income taxes was offset by a decrease in the valuation allowance of $16.1 million and $3.5 million for the three months ended June 30, 2014 and 2013, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total Primary NIW (In billions)	$8.3	$8.0	$13.5	$14.5

Refinance volume as a % of primary
NIW	10%	30%	12%	37%

The decrease in new insurance written in the first half of 2014 compared to the same period last year was due to a significant decrease in refinance volume, somewhat offset by an increase in purchase volume. We continue to believe that new insurance written volumes in 2014 will be similar to our 2013 levels. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

The FHA substantially increased its market share beginning in 2008, and beginning in 2011, that market share began to gradually decline. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level price adjustments that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. We believe that the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), has allowed us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; future changes to GSE guaranty fees and/or loan level price adjustments; changes to the FHA’s annual premiums; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac. Our level of new insurance written could also be affected by other items, including those noted in our risk factors.

Historically, the level of competition within the private mortgage insurance industry has been intense and is not expected to diminish given the presence of new entrants. Effective in December 2013, we reduced all of our borrower-paid monthly premium rates and most of our single premium rates to match competition, although in certain states these reductions are not yet effective due to the need for regulatory approval. During most of 2013, when almost all of our single premium rates were above those most commonly used in the market, single premium policies were approximately 10% of our total new insurance written; they were approximately 13% in the first half of 2014. In addition, during periods of declining loan originations, lenders may seek to expand their mortgage lending businesses by requesting discounts from mortgage insurers in order to offer products that are less expensive to borrowers or by requesting more liberal underwriting requirements.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements, the migration of lower FICO business from the FHA to us and other private mortgage insurers and other factors, our business written in the last several quarters is expected to have a somewhat higher claim incidence than business written in recent years. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and the first half of 2014.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). Our Gold Cert Endorsement limits our ability to rescind coverage under certain circumstances. As of June 30, 2014, approximately 21% of our flow, primary insurance in force was written under our Gold Cert Endorsement. However, approximately 65% and 74% of our flow, primary new insurance written in 2013 and the first half of 2014, respectively, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

We revised our master policy to, among other things, comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that, while generally similar, differ in some respects from the limitations in our Gold Cert Endorsement. The GSEs require the new master policy be used for all loans sold to them with an application date on or after October 1, 2014. Although our new master policy has been approved by the GSEs, it remains subject to review and approval in a few jurisdictions.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In billions)

NIW	$8.3	$8.0	$13.5	$14.5
Cancellations	(6.9)	(8.9)	(12.9)	(18.0)

Change in primary insurance in force	$1.4	$(0.9)	$0.6	$(3.5)

Direct primary insurance in force as of June 30,	$159.3	$158.6

Direct primary risk in force as of June 30,	$41.4	$40.9

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate was 82.4% at June 30, 2014 compared to 79.5% at December 31, 2013 and 78.0% at June 30, 2013. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. In the first half of 2013, due to refinancing, we experienced lower persistency on our 2009 through 2011 books of business. We are currently experiencing better persistency on these books. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. Our total bulk risk in force was $3.5 billion at June 30, 2014, approximately 77% of which was Wall Street bulk transactions.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $0.9 billion ($0.3 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at June 30, 2014 compared to $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at December 31, 2013. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the second quarter and first six months of 2014 decreased when compared to the same periods in 2013. The decrease was due to our lower average insurance in force as well as an increase in premiums ceded under reinsurance agreements.

We expect our average insurance in force to increase slightly throughout the remainder of 2014. We expect our premium yields (net premiums earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2014 to decline from the level experienced during the first half of 2014 due to the 2013 quota share reinsurance agreement under which premiums are ceded net of a profit commission as discussed in Note 4 – “Reinsurance” to our consolidated financial statements, as well as reductions in our premium rates that took effect in December 2013. Under the quota share agreement we will also recognize benefits to our income statement through reductions to losses incurred and other underwriting expenses. Additional external reinsurance transactions are an option to reduce the Minimum Required Assets under the draft PMIERs; see our Risk Factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility.” Future external reinsurance or reductions in our premium rates will reduce our future premium yields.

Reinsurance agreements

In 2013, MGIC and several of our competitors reached a settlement with the CFPB to resolve its investigation of captive reinsurance. As part of the settlement, without admitting or denying any liability, we have agreed that we will not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive agreements were placed into run-off. See Note 4 – “Reinsurance” to our consolidated financial statements for a description of these reinsurance agreements and the related reinsurance recoverables, as well as a description of our 2013 quota share reinsurance agreement.

At June 30, 2014, approximately 58% of our insurance in force is subject to reinsurance agreements (most of which are not captive agreements), compared to 14% at June 30, 2013 and 55% at December 31, 2013. For the first half of 2014 approximately 92% of our new insurance written was subject to reinsurance agreements, compared to 50% in the first half of 2013.

See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance agreements.

Investment income

Investment income in the second quarter and first six months of 2014 increased compared to the same periods in 2013, in part, due to an increase in our investment yield. Higher reinvestment rates would provide some investment income offset to the continuing claim payments and expected decline in invested assets, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.0% at June 30, 2014 and 1.6% at June 30, 2013. The portfolio’s average pre-tax investment yield was 1.7% at December 31, 2013.

Realized gains (losses) and other-than-temporary impairments

Net realized gains for the second quarter and first six months of 2014 were $0.5 million and $0.3 million, respectively, compared to $2.5 million and $3.7 million, respectively, for the second quarter and first six months of 2013. There were no other-than-temporary impairments in the first six months of 2014 and 2013. At June 30, 2014, the net unrealized losses in our investment portfolio were $0.2 million, which included $37.1 million of gross unrealized losses, partially offset by $36.9 million of gross unrealized gains.

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

Losses incurred

Losses incurred for the second quarter of 2014 decreased compared to the same period in 2013, primarily due to fewer new notices of default being received and a lower claim rate on new and previously received delinquencies. There were 21,178 new notices received in the second quarter of 2014 compared to 25,425 new notices received in the second quarter of 2013. There was an increase in the average estimated claim rate in both the second quarter of 2014 and 2013. The average estimated severity remained flat in both the second quarter of 2014 and 2013.

In the first six months of 2014, net losses incurred were $264 million, comprised of $307 million of current year loss development partially offset by $43 million of favorable prior years’ loss development. In the first six months of 2013, net losses incurred were $462 million, comprised of $468 million of current year loss development partially offset by $6 million of favorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices.

Information about the composition of the primary default inventory at June 30, 2014, December 31, 2013 and June 30, 2013 appears in the table below.

	June 30, 2014	December 31, 2013	June 30, 2013

Total loans delinquent (1)	85,416	103,328	117,105
Percentage of loans delinquent (default rate)	8.98%	10.76%	12.00%

Prime loans delinquent (2)	53,651	65,724	75,310
Percentage of prime loans delinquent (default rate)	6.39%	7.82%	8.89%

A-minus loans delinquent (2)	13,699	16,496	17,682
Percentage of A-minus loans delinquent (default rate)	27.19%	30.41%	30.06%

Subprime credit loans delinquent (2)	5,555	6,391	6,676
Percentage of subprime credit loans delinquent (default rate)	35.40%	38.70%	37.82%

Reduced documentation loans delinquent (3)	12,511	14,717	17,437
Percentage of reduced documentation loans delinquent (default rate)	27.85%	30.41%	33.08%

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
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 4,729 defaults with a risk of $234.4 million as of June 30, 2014.

(1) At June 30, 2014, December 31, 2013 and June 30, 2013, 18,345, 20,955 and 22,218 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at June 30, 2014, December 31, 2013 and June 30, 2013 appear in the table below.

Gross Reserves	June 30, 2014	December 31, 2013	June 30, 2013

Primary:
Direct loss reserves (in millions)	$2,491	$2,834	$3,334
Ending default inventory	85,416	103,328	117,105
Average direct reserve per default	$29,160	$27,425	$28,473

Primary claims received inventory included in ending default inventory	5,398	6,948	10,637

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$63	$82	$96
Without aggregate loss limits	14	17	17
Reserves related to Freddie Mac Settlement (2)	105	126	147
Total pool direct loss reserves	$182	$225	$260

Ending default inventory:
With aggregate loss limits (2)	4,396	5,496	5,877
Without aggregate loss limits	875	1,067	1,129
Total pool ending default inventory	5,271	6,563	7,006

Pool claims received inventory included in ending default inventory	173	173	253

Other gross reserves (in millions)	$3	$2	$5

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at June 30, 2014, December 31, 2013 and June 30, 2013 appear in the table below.

Primary Default Inventory
	June 30,	December 31,	June 30,
Region	2014	2013	2013
Great Lakes	9,779	12,049	13,583
Mid-Atlantic	4,592	5,469	6,020
New England	4,308	5,056	5,498
North Central	9,058	11,225	13,339
Northeast	13,557	15,223	15,973
Pacific	6,898	8,313	10,499
Plains	2,498	3,156	3,311
South Central	9,449	11,606	12,597
Southeast	25,277	31,231	36,285
Total	85,416	103,328	117,105

Primary Loss Reserves
(In millions)
	June 30,	December 31,	June 30,
Region	2014	2013	2013
Great Lakes	$162	$206	$266
Mid-Atlantic	119	123	144
New England	127	139	159
North Central	238	313	423
Northeast	450	417	348
Pacific	306	360	497
Plains	39	53	60
South Central	153	192	251
Southeast	723	849	1,015
Total before IBNR and LAE	$2,317	$2,652	$3,163
IBNR and LAE	174	182	171
Total	$2,491	$2,834	$3,334

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH	Pacific: CA, HI, NV, OR, WA
Mid-Atlantic: DC, DE, MD, VA, WV	Plains: IA, ID, KS, MT, ND, NE, SD, WY
New England: CT, MA, ME, NH, RI, VT	South Central: AK, AZ, CO, LA, NM, OK,
North Central: IL, MN, MO, WI	TX, UT
Northeast: NJ, NY, PA	Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at June 30, 2014, December 31, 2013 and June 30, 2013 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	June 30,	December 31,	June 30,
	2014	2013	2013
Flow	$1,626	$1,911	$2,345
Bulk	691	741	818
Total primary reserves	$2,317	$2,652	$3,163

  The average claim paid can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2014 paid claims) for the three and six months ended June 30, 2014 and 2013 appears in the table below.

Primary average claim paid
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Florida	$55,835	$52,183	$54,854	$53,441
Illinois	47,432	48,136	47,766	48,524
California	76,544	83,550	78,786	85,447
Maryland	66,593	73,890	67,257	72,949
Ohio	31,468	30,433	31,436	30,988
All other states	40,677	40,676	40,949	41,561

All states	$45,531	$45,340	$45,728	$46,403

The primary average loan size of our insurance in force at June 30, 2014, December 31, 2013 and June 30, 2013 appears in the table below.

Primary average loan size	June 30, 2014	December 31, 2013	June 30, 2013
Total insurance in force	$167,610	$165,310	$162,500
Prime (FICO 620 & >)	170,170	167,660	164,480
A-Minus (FICO 575-619)	127,100	127,280	127,920
Subprime (FICO < 575)	118,260	118,510	119,210
Reduced doc (All FICOs)(1)	182,310	183,050	183,740

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at June 30, 2014, December 31, 2013 and June 30, 2013 for the top 5 states (based on 2014 paid claims) appears in the table below.

Primary average loan size	June 30, 2014	December 31, 2013	June 30, 2013
Florida	$175,404	$172,869	$171,001
Illinois	155,054	154,694	153,968
California	282,778	282,660	282,107
Maryland	238,339	236,840	234,918
Ohio	126,249	124,709	122,897
All other states	162,453	160,049	157,033

Information about net paid claims during the three and six months ended June 30, 2014 and 2013 appears in the table below.

Net paid claims (In millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Prime (FICO 620 & >)	$191	$292	$419	$621
A-Minus (FICO 575-619)	33	47	72	96
Subprime (FICO < 575)	10	14	21	28
Reduced doc (All FICOs)(1)	43	57	89	113
Pool (2)	24	30	48	57
Other	-	2	-	2
Direct losses paid	301	442	649	917
Reinsurance	(8)	(18)	(20)	(33)
Net losses paid	293	424	629	884
Net LAE paid	7	9	14	18
Net losses and LAE paid before terminations	300	433	643	902
Reinsurance terminations	-	-	-	(3)
Net losses and LAE paid	$300	$433	$643	$899

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
(2) The three and six months ended June 30, 2014 and 2013, both include $11 million and $21 million, respectively, paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2014 paid claims) and all other states for the three and six months ended June 30, 2014 and 2013 appears in the table below.

Paid Claims by state (In millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Florida	$69	$71	$144	$142
Illinois	22	37	50	74
California	12	41	32	94
Maryland	13	11	28	23
Ohio	10	15	22	32
Washington	10	17	21	37
Pennsylvania	10	11	20	21
New Jersey	9	6	19	12
Michigan	7	16	18	34
Georgia	8	17	17	35
New York	7	4	14	8
Arizona	6	16	13	34
North Carolina	5	9	13	19
Nevada	6	12	12	27
Wisconsin	5	11	12	22
All other states	78	116	166	244
	$277	$410	$601	$858
Other (Pool, LAE, Reinsurance)	23	23	42	41
Net losses and LAE paid	$300	$433	$643	$899

We believe paid claims will continue to decline in the remainder of 2014, excluding the expected impact of the remaining Countrywide settlement as discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements and in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.”

The primary default inventory for the top 15 states (based on 2014 paid claims) at June 30, 2014, December 31, 2013 and June 30, 2013 appears in the table below.

Primary default inventory by state

	June 30, 2014	December 31, 2013	June 30, 2013
Florida	11,392	14,685	18,201
Illinois	4,941	6,167	7,593
California	3,036	3,656	4,780
Maryland	2,315	2,791	3,048
Ohio	4,155	5,055	5,620
Washington	1,623	1,986	2,479
Pennsylvania	4,654	5,449	5,736
New Jersey	4,240	4,646	4,963
Michigan	2,611	3,284	3,755
Georgia	2,863	3,515	4,014
New York	4,663	5,128	5,274
Arizona	932	1,195	1,516
North Carolina	2,311	2,886	3,243
Nevada	972	1,189	1,559
Wisconsin	1,792	2,176	2,522
All other states	32,916	39,520	42,802
	85,416	103,328	117,105

The primary default inventory at June 30, 2014, December 31, 2013 and June 30, 2013 separated between our flow and bulk business appears in the table below.

Primary default inventory
	June 30,	December 31,	June 30,
	2014	2013	2013
Flow	63,308	77,851	89,822
Bulk	22,108	25,477	27,283
	85,416	103,328	117,105

The flow default inventory by policy year at June 30, 2014, December 31, 2013 and June 30, 2013 appears in the table below.

Flow default inventory by policy year

Policy year:	June 30, 2014	December 31, 2013	June 30, 2013
2003 and prior	8,266	10,584	11,959
2004	5,054	6,085	6,822
2005	7,596	9,217	10,498
2006	10,753	13,385	15,379
2007	22,990	28,350	33,676
2008	7,120	8,674	10,133
2009	650	749	802
2010	290	327	295
2011	219	243	179
2012	221	189	74
2013	138	48	5
2014	11	-	-
	63,308	77,851	89,822

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 45% of our total primary risk in force at June 30, 2014 compared to approximately 49% at December 31, 2013 and 53% at June 30, 2013.

As of June 30, 2014, 44% of our primary risk in force was written subsequent to December 31, 2009, 47% of our primary risk in force was written subsequent to December 31, 2008, and 57% of our primary risk in force was written subsequent to December 31, 2007. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of June 30, 2014 was $35 million. The discount rate used in the calculation of the premium deficiency reserve at June 30, 2014 was 1.8%.

See Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements for a discussion of our premium deficiency reserve.

Underwriting and other expenses

Underwriting and other expenses for the second quarter of 2014 decreased when compared to the same period last year primarily due to an increase in the ceding commission on our reinsurance agreements as well as a decrease in legal fees and contract underwriting costs.

Underwriting and other expenses for the first six months of 2014 decreased when compared to the same period last year primarily due to an increase in the ceding commission on our reinsurance agreements, as well as a decrease in employee costs and legal fees.

We revised our master policy to, among other things, comply with various requirements the GSEs have communicated to the industry. These requirements contain limitations on rescission rights that may increase the number of new mortgage insurance applications that get reviewed through our quality control procedures. The GSEs require the new master policy be used for all loans sold to them with an application date on or after October 1, 2014. Also, the draft PMIERs, discussed above under “Capital – GSEs,” include operational requirements that may require changes and enhancements to our quality control procedures. We believe our operating expenses may increase modestly due to the terms of the new master policy and the draft PMIERs once they become effective.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Loss ratio	68.0%	82.5%	62.5%	95.4%
Underwriting expense ratio	14.4%	17.7%	15.0%	17.9%
Combined ratio	82.4%	100.2%	77.5%	113.3%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the second quarter and first six months of 2014, compared to the same periods in 2013, was due to a decrease in losses incurred, partially offset by a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The decrease in the expense ratio in the second quarter and first six months of 2014, compared to the same periods in 2013, was due to a decrease in underwriting expenses for our combined insurance operations, partially offset by a decrease in net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.  See further discussion under “Results of Consolidated Operations – Losses incurred, – Net premiums written and earned and – Underwriting and other expenses.”

Interest expense

Interest expense for the second quarter of 2014 decreased slightly when compared to the same period in 2013. The decrease is primarily related to a decrease in interest costs on our Senior Notes due in November 2015 due to debt repurchases.

Interest expense for the first six months of 2014 decreased when compared to the same period in 2013. The decrease is primarily related to a $10.5 million decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by our issuance of 2% Convertible Senior Notes in March 2013.

Income taxes

The effective tax rate on our pre-tax income (loss) was 1.7% and (3.6%) in the first six months of 2014 and 2013, respectively. During those periods, the provision (benefit) from income taxes was reduced by the change in the valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At June 30, 2014 the total fair value of our investment portfolio was $4.6 billion. In addition, at June 30, 2014 our total assets included approximately $360 million of cash and cash equivalents as shown on our consolidated balance sheet. At June 30, 2014, based on fair value, virtually all of our fixed income securities were investment grade securities. The percentage of investments rated BBB may increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. More than 99% of our fixed income securities are readily marketable. The composition of ratings at June 30, 2014, December 31, 2013 and June 30, 2013 are shown in the table below.

Investment Portfolio Ratings

	June 30,	December 31,	June 30,
	2014	2013	2013

AAA	37%	42%	46%
AA	17%	17%	17%
A	30%	27%	27%
BBB	16%	14%	10%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 2% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. At June 30, 2014, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At June 30, 2014, the modified duration of our fixed income investment portfolio was 3.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At June 30, 2014, we had outstanding $62 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $65 million, $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $404 million, $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $747 million and $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $482 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2014, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $42.3 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for 2013 and the first six months of 2014 was approximately $5 million and $2 million, respectively, but may increase in the future.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the Six Months ended June 30,
	2014	2013
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(282,357)	$(508,619)
Investing activities	314,032	(1,078,396)
Financing activities	(21,767)	1,130,854

Increase (decrease) in cash and cash equivalents	$9,908	$(456,161)

Cash used in operating activities for the first six months of 2014 was lower compared to the same period in 2013 primarily due to a decrease in losses paid, partially offset by a decrease in premiums collected.

Cash provided by investing activities increased in the first six months of 2014 compared to the same period in 2013 due to investment activity related to the proceeds from our concurrent common stock and convertible senior notes offerings in March 2013 discussed in Note 3 – “Debt” and Note 14 – “Shareholders’ Equity” to our consolidated financial statements. The decrease in cash provided from financing activities in the first six months of 2014, compared to the same period in 2013, was also related to these offerings.

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

At June 30, 2014, we had approximately $515 million in cash and investments at our holding company.

As of June 30, 2014, our holding company’s debt obligations were $1,297 million in par value consisting of:

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

See Note 8 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information about this indebtedness, including restrictive covenants in our Senior Notes and our option to defer interest on our Convertible Junior Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 8 - “Debt" to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures. The terms of our Senior Notes are contained in the Officer's Certificate, dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms, and in the Indenture dated as of October 15, 2000, between us and the trustee, included as an exhibit to our Form 8-K filed with the SEC on October 19, 2000 (the "2000 Indenture"). The terms of our 5% Convertible Senior Notes are contained in a Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on April 30, 2010, and in the 2000 Indenture. The terms of our 2% Convertible Senior Notes are contained in a Second Supplemental Indenture, dated as of March 12, 2013, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on March 15, 2013, and the Indenture dated as of October 15, 2000, between us and the trustee. The terms of our Convertible Junior Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008.

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $800 million in the first quarter of 2013, $100 million in December 2012 and $200 million in December 2011 to support its insurance operations. Any further contributions to our insurance operations or other non-insurance affiliates would further decrease our holding company cash and investments. See discussion of our non-insurance contract underwriting services under “Financial Condition” above and in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. We may also contribute funds to our insurance operations in connection with the implementation of the GSE Financial Requirements under the draft PMIERs or State Capital Requirements. See “Overview – Capital” above for a discussion of these capital standards.

During the first quarter of 2014 we repurchased $20.9 million of our 5.375% Senior Notes due in November 2015 at a cost slightly above par value. During 2013 we repurchased $17.2 million of those notes at par value. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

Risk-to-Capital

We compute our risk-to-capital ratio on a separate company statutory basis, as well as for our combined insurance operations. The risk-to-capital ratio is our net risk in force divided by our policyholders’ position. Our net risk in force includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established as well as portions of risk ceded under reinsurance agreements. The risk amount includes pools of loans or bulk deals with contractual aggregate loss limits and in some cases without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

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

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	June 30, 2014	December 31, 2013
	(In millions, except ratio)

Risk in force - net (1)	$24,671	$24,054

Statutory policyholders' surplus	$1,499	$1,521
Statutory contingency reserve	121	-

Statutory policyholders' position	$1,620	$1,521

Risk-to-capital	15.2:1	15.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2014	2013
	(In millions, except ratio)

Risk in force - net (1)	$30,158	$29,468

Statutory policyholders' surplus	$1,565	$1,584
Statutory contingency reserve	176	19

Statutory policyholders' position	$1,741	$1,603

Risk-to-capital	17.3:1	18.4:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($3.9 billion at June 30, 2014 and $4.7 billion at December 31, 2013) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 1 – “Nature of Business – Capital - GSEs” and Note 15 – “Statutory Capital” to our consolidated financial statements as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba3 by Moody’s Investors Service with a stable outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB with a positive outlook. For further information about the importance of MGIC’s ratings, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

Contractual Obligations

     At June 30, 2014, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period

Contractual Obligations (In millions):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$3,131	$66	$533	$90	$2,442
Operating lease obligations	3	1	1	1	-
Tax obligations	19	-	-	19	-
Purchase obligations	3	2	1	-	-
Pension, SERP and other post-retirement benefit plans	182	13	29	33	107
Other long-term liabilities	2,676	1,311	1,177	188	-

Total	$6,014	$1,393	$1,741	$331	$2,549

Our long-term debt obligations at June 30, 2014 include, $62.0 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014 and by Part II, Item 1 A if this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2014, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2014, the modified duration of our fixed income investment portfolio was 3.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.7% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 A.	Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility.

Since 2008, substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac (the “GSEs”), each of which has mortgage insurer eligibility requirements. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan.

On July 10, 2014, the conservator of the GSEs, the Federal Housing Finance Agency (“FHFA”), released draft Private Mortgage Insurer Eligibility Requirements (“draft PMIERs”). The FHFA has requested public input on the draft PMIERs by September 8, 2014. The draft PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to meet or exceed “Minimum Required Assets” (which are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

The PMIERs will become effective 180 days after the date they are published in final form (the “publication date”). Mortgage insurers would have up to two years after the publication date to meet the GSE Financial Requirements (the “transition period”). During the transition period, a mortgage insurer that fails to meet the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

Although we believe we have sufficient claims paying resources to meet our claim obligations on our insurance in force on a timely basis, we estimate that if the draft PMIERs are implemented as released, as of December 31, 2014 (the expected effective date), MGIC would have a shortfall in Available Assets of approximately $600 million, with Available Assets of approximately $5.3 billion and Minimum Required Assets of approximately $5.9 billion. We believe this shortfall would be reduced through operations so that as of December 31, 2016 (the expected end of the transition period), it would be approximately $300 million. The shortfall projections at both dates assume the risk in force and capital of MIC are repatriated to MGIC, and full credit is given in the calculation of Minimum Required Assets for our existing reinsurance transaction (approximately $500 million of credit at December 31, 2014, increasing to $600 million of credit at December 31, 2016).  However, we do not expect to receive full credit for our current reinsurance transaction. As a result, we have begun discussions with the reinsurance market to modify our existing reinsurance transaction so that any reduction in the credit would be minimized.

As of June 30, 2014, we had approximately $515 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of June 30, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking additional reinsurance and/or non-dilutive debt capital to mitigate the shortfall. We believe we will be able to use a combination of the alternatives outlined above so that MGIC would meet the GSE Financial Requirements of the draft PMIERs even if they are implemented as released. However, there can be no assurance that MGIC will be in compliance with the GSE Financial Requirements within the transition period. Factors that may impact MGIC’s compliance with the GSE Financial Requirements include the following:

•	Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of the MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;
•	We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;
•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;
•	We may not be able to achieve modifications in our existing reinsurance arrangements necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs; and
•	We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons.

You should read the rest of these risk factors for information about matters that also could negatively affect MGIC’s compliance with the GSE Financial Requirements. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby reducing our Available Assets and increasing our shortfall in Available Assets, or they could increase the Minimum Required Assets, also increasing our shortfall in Available Assets.

There also can be no assurance that the GSEs would not make the GSE Financial Requirements more onerous in the future; in this regard, the draft PMIERs provide that the tables of factors that determine Minimum Required Assets may be updated to reflect changes in risk characteristics and the macroeconomic environment. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

If we increase the amount of Available Assets we hold in order to continue to insure GSE loans, the amount of capital we hold may increase. If we increase the amount of capital we hold with respect to insured loans, our returns may decrease unless we increase premiums. An increase in premium rates may not be feasible for a number of reasons, including competition from other private mortgage insurers, the FHA or other credit enhancement products.

State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. At June 30, 2014, MGIC’s risk-to-capital ratio was 15.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $555 million above the required MPP of $1.0 billion. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is disallowed full credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the transaction, without penalty, when such disallowance becomes effective. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, although we cannot assure you of such compliance. You should read the rest of these risk factors for information about matters that could negatively affect such compliance.

At June 30, 2014, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 17.3 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

The National Association of Insurance Commissioners (“NAIC”) previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators is considering this issue, although no date has been established by which the NAIC must propose revisions to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), MGIC could be prevented from writing new business in all jurisdictions. If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. A possible future failure by MGIC to meet the Financial Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, you should read the rest of these risk factors for information about matters that could negatively affect MGIC’s claims paying resources.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the State Capital Requirements of a jurisdiction or obtain a waiver of them. Writing business in MIC would be subject to any repatriation to MGIC of MIC’s capital in order to comply with the PMIERs, as discussed in our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility.” MIC is licensed to write business in all jurisdictions. During 2012, MIC began writing new business in the jurisdictions where MGIC did not have a waiver of the State Capital Requirements. Because MGIC again meets the State Capital Requirements, MGIC is writing new business in all jurisdictions and MIC suspended writing new business in 2013. As of June 30, 2014, MIC had statutory capital of $463 million and risk in force, net of reinsurance, of approximately $573 million. Before MIC may again write new business, it must obtain the necessary approvals from the OCI and the GSEs.

We cannot assure you that the OCI or GSEs will approve MIC to write new business in all jurisdictions in which MGIC may become unable to do so. If we are unable to write business in all jurisdictions utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the Financial Requirements may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

As noted above, the FHA substantially increased its market share beginning in 2008 and beginning in 2011, that market share began to gradually decline. It is difficult to predict the FHA’s future market share due to, among other factors, different loan eligibility terms between the FHA and the GSEs, potential changes in guaranty fees and/or loan level price adjustments charged by the GSEs, changes to the FHA’s annual premiums, and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2013 and the first half of 2014, approximately 7% and 4%, respectively, of our new insurance written was for loans for which one lender was the original insured and our revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our private mortgage insurance competitors include:

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Arch Mortgage Insurance Company,

•	Essent Guaranty, Inc., and

•	National Mortgage Insurance Corporation.

Until 2010 the mortgage insurance industry had not had new entrants in many years. Since 2010, two new public companies were formed and began writing business and a worldwide insurer and reinsurer with mortgage insurance operations in Europe completed the purchase of a competitor and is currently writing business. The perceived increase in credit quality of loans that are being insured today; the possibility of a decrease in the FHA’s share of the mortgage insurance market; and the significantly more favorable treatment that new mortgage insurance companies, unencumbered with a portfolio of pre-crisis mortgages, are given under the draft GSE Financial Requirements, may encourage additional new entrants, although the lower expected returns that may result from the draft GSE Financial Requirements if adopted as proposed, may discourage additional new entrants.

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

In the past several years, we believe many lenders considered financial strength and compliance with the State Capital Requirements as important factors when selecting a mortgage insurer. Lenders may consider compliance with the GSE Financial Requirements important when selecting a mortgage insurer in the future. As noted above, we expect MGIC to be in compliance with the GSE Financial Requirements by the end of the transition period and we expect MGIC’s risk-to-capital ratio to continue to comply with the current State Capital Requirements. However, we cannot assure you that we will comply with such requirements or that we will comply with any revised State Capital Requirements proposed by the NAIC. For more information, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

We believe that financial strength ratings may be a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most non-QM loans. While this market has been limited since the financial crisis, it may grow in the future. The financial strength ratings of our insurance subsidiaries are lower than those of some competitors and below investment grade levels, therefore, we may be competitively disadvantaged with some market participants. For each of MGIC and MIC, the financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB (with a positive outlook). It is possible that MGIC’s and MIC’s financial strength ratings could decline from these levels. Our ability to participate in the non-GSE market could depend on our ability to secure investment grade ratings for our mortgage insurance subsidiaries.

If the GSEs no longer operate in their current capacities, for example, due to legislative or regulatory action, we may be forced to compete in a new marketplace in which financial strength ratings play a greater role. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, our future new insurance written could be negatively affected.

Item 6.	Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 8, 2014.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed July 25, 2014)

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being "filed")

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2014, and through updating of various statistical and other information

99.14
Second Amendment to Confidential Settlement Agreement and Release made as of June 5, 2014 between Mortgage Guaranty Insurance Corporation (“MGIC”) and Bank of America, N.A. (“BANA”), as successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP, on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, and for limited purposes Countrywide Home Loans, Inc. *

99.15
Fourth Amendment to Confidential Settlement Agreement and Release made as of May 19, 2014 among Mortgage Guaranty Insurance Corporation (“MGIC”), Countrywide Home Loans, Inc. (“CHL”) and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement).

99.16
Fifth Amendment to Confidential Settlement Agreement and Release made as of June 5, 2014 among Mortgage Guaranty Insurance Corporation (“MGIC”), Countrywide Home Loans, Inc. (“CHL”) and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement).*

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

*Confidential treatment has been requested with respect to certain portions of these exhibits. These exhibits omit the information subject to this confidential treatment request. Omitted portions have been filed separately with the Securities and Exchange Commission.