Form 10-Q
period 2014-09-30
MGIC INVESTMENT CORP
filed 2014-11-07
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐  Smaller reporting company  ☐  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/14	338,559,545

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

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and December 31, 2013
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2014 - $4,644,561; 2013 - $4,948,543)	$4,626,979	$4,863,925
Equity securities	3,022	2,894
Total investment portfolio	4,630,001	4,866,819
Cash and cash equivalents	243,922	332,692
Restricted cash and cash equivalents (note 1)	17,207	17,440
Accrued investment income	30,483	31,660
Prepaid reinsurance premiums (note 4)	44,230	36,243
Reinsurance recoverable on loss reserves (note 4)	57,898	64,085
Reinsurance recoverable on paid losses (note 4)	6,450	10,425
Premium receivable	60,330	62,301
Home office and equipment, net	28,583	26,185
Deferred insurance policy acquisition costs	11,650	9,721
Profit commission receivable	68,952	2,368
Other assets	139,672	141,451
Total assets	$5,339,378	$5,601,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$2,527,582	$3,061,401
Premium deficiency reserve (note 13)	28,711	48,461
Unearned premiums	185,992	154,479
Senior notes (note 3)	61,906	82,773
Convertible senior notes (note 3)	845,000	845,000
Convertible junior debentures (note 3)	389,522	389,522
Other liabilities	316,157	275,216
Total liabilities	4,354,870	4,856,852

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2014 and 2013 - 340,047; shares outstanding 2014 - 338,560; 2013 - 337,758)	340,047	340,047
Paid-in capital	1,661,061	1,661,269
Treasury stock (shares at cost 2014 - 1,487; 2013 - 2,289)	(32,937)	(64,435)
Accumulated other comprehensive loss, net of tax (note 9)	(56,776)	(117,726)
Accumulated deficit	(926,887)	(1,074,617)
Total shareholders' equity	984,508	744,538
Total liabilities and shareholders' equity	$5,339,378	$5,601,390

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:	(In thousands, except per share data)
Premiums written:
Direct	$255,041	$247,254	$740,479	$749,282
Assumed	400	509	1,281	1,591
Ceded (note 4)	(32,536)	(13,485)	(87,450)	(31,473)
Net premiums written	222,905	234,278	654,310	719,400
Increase in unearned premiums, net	(13,870)	(2,421)	(23,528)	(2,707)
Net premiums earned	209,035	231,857	630,782	716,693
Investment income, net of expenses	22,355	20,250	63,691	59,461
Realized investment gains, net	632	189	923	3,933
Total other-than-temporary impairment losses	-	(328)	-	(328)
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	(328)	-	(328)
Other revenue	3,093	2,481	6,037	7,735
Total revenues	235,115	254,449	701,433	787,494

Losses and expenses:
Losses incurred, net (note 12)	115,254	180,189	379,003	642,671
Change in premium deficiency reserve (note 13)	(6,744)	(3,813)	(19,750)	(16,746)
Amortization of deferred policy acquisition costs	2,096	2,209	5,191	5,861
Other underwriting and operating expenses, net	34,882	45,761	105,101	139,683
Interest expense (note 3)	17,361	17,653	52,274	62,001
Total losses and expenses	162,849	241,999	521,819	833,470
Income (loss) before tax	72,266	12,450	179,614	(45,976)
Provision for income taxes (note 11)	249	336	2,093	2,465

Net income (loss)	$72,017	$12,114	$177,521	$(48,441)

Income (loss) per share (note 6):
Basic	$0.21	$0.04	$0.52	$(0.16)
Diluted	$0.18	$0.04	$0.45	$(0.16)

Weighted average common shares outstanding - basic (note 6)	338,626	337,868	338,488	302,996

Weighted average common shares outstanding - diluted (note 6)	413,576	339,426	413,473	302,996

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net income (loss)	$72,017	$12,114	$177,521	$(48,441)

Other comprehensive income (loss), net of tax (note 9):

Change in unrealized investment gains and losses (note 7)	(17,301)	7,277	66,798	(100,796)

Benefit plan adjustments	(1,732)	-	(5,198)	-

Foreign currency translation adjustment	(2,490)	1,885	(650)	(10,311)

Other comprehensive income (loss), net of tax	(21,523)	9,162	60,950	(111,107)

Comprehensive income (loss)	$50,494	$21,276	$238,471	$(159,548)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2013 and 2014
(Unaudited)

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit
	(In thousands)

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)

Net loss					(48,441)
Change in unrealized investment gains and losses, net	-	-	-	(100,796)	-
Common stock issuance (note 14)	135,000	528,335	-	-	-
Reissuance of treasury stock, net	-	(7,892)	40,524	-	(34,488)
Equity compensation	-	4,175	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	(10,311)	-

Balance, September 30, 2013	$340,047	$1,659,914	$(64,435)	$(159,270)	$(1,073,210)

Balance, December 31, 2013	$340,047	$1,661,269	$(64,435)	$(117,726)	$(1,074,617)

Net income					177,521
Change in unrealized investment gains and losses, net (note 7)	-	-	-	66,798	-
Reissuance of treasury stock, net	-	(6,680)	31,498	-	(29,791)
Equity compensation	-	6,472	-	-	-
Benefit plan adjustments	-	-	-	(5,198)	-
Unrealized foreign currency translation adjustment	-	-	-	(650)	-

Balance, September 30, 2014	$340,047	$1,661,061	$(32,937)	$(56,776)	$(926,887)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$177,521	$(48,441)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and other amortization	37,859	53,599
Deferred tax provision (benefit)	336	(11)
Realized investment gains, excluding impairment losses	(923)	(3,933)
Net investment impairment losses	-	328
Loss on repurchases of senior notes	837	-
Other	29,132	(3,235)
Change in certain assets and liabilities:
Accrued investment income	1,177	(7,007)
Prepaid reinsurance premium	(7,987)	(7,974)
Reinsurance recoverable on loss reserves	6,187	34,227
Reinsurance recoverable on paid losses	3,975	1,228
Premium receivable	1,971	2,566
Deferred insurance policy acquisition costs	(1,929)	(1,273)
Profit commission receivable	(66,584)	(2,938)
Loss reserves	(533,819)	(703,849)
Premium deficiency reserve	(19,750)	(16,746)
Unearned premiums	31,513	10,529
Income taxes payable (current)	(1,180)	314
Net cash used in operating activities	(341,664)	(692,616)

Cash flows from investing activities:
Purchase of fixed maturities	(1,549,883)	(2,669,778)
Purchase of equity securities	(59)	(69)
Proceeds from sale of fixed maturities	902,660	602,062
Proceeds from maturity of fixed maturities	914,465	1,120,152
Net increase in payable for securities	7,245	317
Net change in restricted cash	233	(60,348)
Net cash provided by (used in) investing activities	274,661	(1,007,664)

Cash flows from financing activities:
Net proceeds from convertible senior notes	-	484,625
Common stock shares issued	-	663,335
Repurchases of long-term debt	(21,767)	(17,235)
Net cash (used in) provided by financing activities	(21,767)	1,130,725

Net decrease in cash and cash equivalents	(88,770)	(569,555)
Cash and cash equivalents at beginning of period	332,692	1,027,625
Cash and cash equivalents at end of period	$243,922	$458,070

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

The public input period for the draft PMIERs ended September 8, 2014. We currently expect the PMIERs to be published in final form by December 31, 2014 and the “effective date” to occur 180 days thereafter. Mortgage insurers will have up to two years after the final PMIERs are published to meet the GSE Financial Requirements (the “transition period”). A mortgage insurer that fails to certify by the effective date that it meets the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

We estimated that as of June 30, 2014, applying the rules of the draft PMIERs, MGIC would have a material shortfall in Available Assets.  This shortfall is expected to be reduced by operations throughout the transition period, which is expected to end December 31, 2016. The shortfall assumes the risk in force and capital of MIC are repatriated to MGIC, and full credit is given in the calculation of Minimum Required Assets for our existing reinsurance transaction. However, we do not expect to receive full credit for our current reinsurance transaction. As a result, we are in discussions with the reinsurers participating in our existing reinsurance transaction regarding modifications to the agreement so that any reduction in the credit would be minimized. We have not updated these projections, but do not believe they would have changed significantly.

As of September 30, 2014, we had approximately $517 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of September 30, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking additional reinsurance and/or non-dilutive debt capital to mitigate the shortfall. We believe we will be able to use a combination of the alternatives outlined above so that MGIC will meet the GSE Financial Requirements of the draft PMIERs even if they are implemented as released. However, factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements within the transition period include the following:

•	Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of the MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;
•	We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;
•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;
•	We may not be able to achieve modifications in our existing reinsurance arrangements necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs;
•	We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons (including disapproval of the proposed transaction by a GSE); and
•	Our future operating results may be negatively impacted by the matters discussed throughout the financial statement footnotes. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby reducing our Available Assets and increasing our shortfall in Available Assets, or they could increase the Minimum Required Assets, also increasing our shortfall in Available Assets.

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

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. In the fourth quarter of 2013, approximately $42.9 million was released from escrow in connection with the BANA agreement. At September 30, 2014 and December 31, 2013, approximately $17.2 million and $17.4 million, respectively, remains in escrow in connection with the CHL agreement. See additional discussion of these settlement agreements in Note 5 – “Litigation and Contingencies.”

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 - New Accounting Guidance

In August 2014, the FASB issued an update that requires an entity's management to evaluate whether there is substantial doubt about that entity’s ability to continue as a going concern and, if so, disclose that fact. An entity's management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter. We do not expect the adoption of this update to have a material effect on the presentation of our financial statements and notes therein.

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

Note 3 – Debt

5.375% Senior Notes – due November 2015

At September 30, 2014 and December 31, 2013 we had outstanding $62.0 million and $82.9 million, respectively, of 5.375% Senior Notes due in November 2015. In February 2014, we repurchased $20.9 million in par value of these notes at a cost slightly above par. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 of each year. These Senior Notes are described in our Annual Report on Form 10-K for the year ended December 31, 2013. That description is qualified in its entirety by the terms of the notes, which are contained in the Indenture, dated as of October 15, 2000, between us and U.S. Bank, National Association, as trustee, and in an Officer's Certificate dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms of the Senior Notes.

Scheduled interest payments on the Senior Notes were $1.7 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively. In the first quarter of 2014, we also paid $0.3 million in interest related to our repurchase discussed above.

5% Convertible Senior Notes – due May 2017

At September 30, 2014 and December 31, 2013 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in May 2017. Interest on the 5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year.

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

Interest payments on the 5% Notes were $8.6 million in each of the nine months ended September 30, 2014 and 2013.

2% Convertible Senior Notes – due April 2020

At September 30, 2014 and December 31, 2013, we had outstanding $500 million principal amount of 2% Convertible Senior Notes due in 2020 which we issued in March 2013. We received net proceeds of approximately $484.6 million after deducting underwriting discount and offering expenses. Interest on the 2% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 2% Notes will mature on April 1, 2020, unless earlier repurchased by us or converted. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our existing Convertible Junior Debentures. Debt issuance costs are being amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

These 2% Notes are described in our Annual Report on Form 10-K for the year ended December 31, 2013. That description is qualified in its entirety by the terms of the notes, which are contained in the Second Supplemental Indenture, dated March 12, 2013, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

Interest payments on the 2% Notes were $5.0 million for the nine months ended September 30, 2014. There were no scheduled interest payments on the 2% Notes for the nine months ended September 30, 2013.

9% Convertible Junior Subordinated Debentures – due April 2063

At September 30, 2014 and December 31, 2013 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures rank junior to all of our existing and future senior indebtedness.

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

Interest payments on the debentures were $17.5 million and $35.8 million for the nine months ended September 30, 2014 and 2013, respectively.

All debt

The par value and fair value of our debt at September 30, 2014 and December 31, 2013 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014
Liabilities:
Senior Notes	$61,953	$63,696	$-	$63,696	$-
Convertible Senior Notes due 2017	345,000	374,498	374,498	-	-
Convertible Senior Notes due 2020	500,000	656,250	656,250	-	-
Convertible Junior Subordinated Debentures	389,522	497,371	-	497,371	-
Total Debt	$1,296,475	$1,591,815	$1,030,748	$561,067	$-

December 31, 2013
Liabilities:
Senior Notes	$82,883	$85,991	$85,991	$-	$-
Convertible Senior Notes due 2017	345,000	388,988	388,988	-	-
Convertible Senior Notes due 2020	500,000	685,625	685,625	-	-
Convertible Junior Subordinated Debentures	389,522	439,186	-	439,186	-
Total Debt	$1,317,405	$1,599,790	$1,160,604	$439,186	$-

The fair value of our debt is disclosed in accordance with the fair value hierarchy described in Note 8 – “Fair Value Measurements.”

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At September 30, 2014, we had approximately $517 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $4.5 million at September 30, 2014. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 3.3 years at September 30, 2014.

Note 4 – Reinsurance

In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that are not captive reinsurers. These reinsurers primarily have a rating of A or better by Moody’s Investors Service, Standard & Poor’s Rating Services or both. This reinsurance agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions) and covers incurred losses, with renewal premium through December 31, 2018, at which time the agreement terminates. Early termination of the agreement prior to December 31, 2018 is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission. In December 2013, we entered into an Addendum to the quota share reinsurance agreement that applies to certain insurance written before April 1, 2013 that has never been delinquent. The structure of the quota share reinsurance agreement remained the same, with the exception that the business written before April 1, 2013 is a 40% quota share. Under the Addendum, the premium which was received and unearned as of December 31, 2013 for policies covered by the Addendum was ceded.

As of September 30, 2014 and December 31, 2013, we have accrued a profit commission receivable of $69.0 million and $2.4 million, respectively. This receivable could increase materially through the term of the agreement, but the ultimate amount of the commission will depend on the ultimate level of premiums earned and losses incurred under the agreement. Any profit commission would be paid to us upon termination of the reinsurance agreement.

The reinsurers are required to maintain trust funds or letters of credit to support recoverable balances for reinsurance, such as loss reserves, paid losses, prepaid reinsurance premiums and profit commissions.  As such forms of collateral are in place, we have not established an allowance against these balances.

In the past, MGIC had also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) discussed in Note 5 – “Litigation and Contingencies,” MGIC and three other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $48 million at September 30, 2014 which was supported by $205 million of trust assets, while at December 31, 2013, the reinsurance recoverable on loss reserves related to captives was $64 million which was supported by $226 million of trust assets. At September 30, 2014 and December 31, 2013 there was an additional $6 million and $23 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. See Note 5 – “Litigation and Contingencies” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

A summary of the effect of our reinsurance agreements on our results for the nine months ended September 30, 2014 and 2013 appears below.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)

Ceded premiums written, net of profit commission	$87,450	$31,473

Ceded premiums earned, net of profit commission	79,460	23,499

Ceded losses incurred	22,451	21,238

Ceding commissions	28,994	4,646

Note 5 – Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2013 and the first nine months of 2014, curtailments reduced our average claim paid by approximately 5.8% and 6.5%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012, 2013 and the first nine months of 2014, rescissions mitigated our paid losses by approximately $0.3 billion, $135 million and $75 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through the first nine months of 2014. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The Agreement with BANA covers loans purchased by the GSEs. That original Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission. The pending arbitration proceedings concerning the loans covered by that agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed.

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

We recorded the estimated impact of the Agreements and another probable settlement in our financial statements for the quarter ending December 31, 2012. We have also recorded the estimated impact of other probable settlements, including a previously disclosed curtailment dispute with Countrywide. The estimated impact that we recorded is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $670 million, of which about 58% is related to claims paying practices subject to the Agreement with CHL and the curtailment dispute with Countrywide. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $38 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. State insurance regulatory authorities could take actions, including changes in capital requirements, that could have a material adverse effect on us. In addition, the CFPB may issue additional rules or regulations, which may materially affect our business.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”). Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Seven of these lawsuits have been dismissed without any further opportunity to appeal. The remaining lawsuit had also been dismissed by the U.S. District Court, however, the plaintiff in that lawsuit filed a motion for reconsideration by the U.S. District Court and to certify a related question of law to the Supreme Court of the State in which the U.S. District Court is located. That motion for reconsideration was denied, however, in May 2014, the plaintiff appealed the denial. The damages sought in this remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuit.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The underwriting remedy expense for 2013 and the first nine months of 2014 was approximately $5 million and $3 million, respectively, but may increase in the future.

See Note 11 – “Income Taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (Loss) per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 0.1 million for the nine months ended September 30, 2013 because they were anti-dilutive due to our reported net loss. Participating securities of 0.1 million were included in our weighted average number of common shares outstanding for the three and nine months ended September 30, 2014 and for the three months ended September 30, 2013. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended September 30, 2014 and 2013 common stock equivalents of 54.5 million and 126.5 million, respectively, and for the nine months ended September 30, 2014 and 2013 common stock equivalents of 54.5 million and 109.6 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Basic earnings per share:

Net income (loss)	$72,017	$12,114	$177,521	$(48,441)

Weighted average common shares outstanding	338,626	337,868	338,488	302,996
Basic income (loss) per share	$0.21	$0.04	$0.52	$(0.16)

Diluted earnings per share:

Net income (loss)	$72,017	$12,114	$177,521	$(48,441)

Effect of dilutive securities:
2% Convertible Senior Notes	3,049	-	9,148	-

Net income (loss) plus assumed conversions	$75,066	$12,114	$186,669	$(48,441)

Weighted-average shares - Basic	338,626	337,868	338,488	302,996
Common stock equivalents	74,950	1,558	74,985	-

Weighted-average shares - Diluted	413,576	339,426	413,473	302,996
Diluted income (loss) per share	$0.18	$0.04	$0.45	$(0.16)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2014 and December 31, 2013 are shown below.

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$414,778	$2,636	$(9,795)	$407,619
Obligations of U.S. states and political subdivisions	833,510	10,068	(4,316)	839,262
Corporate debt securities	2,341,189	9,953	(12,587)	2,338,555
Asset-backed securities	341,519	932	(202)	342,249
Residential mortgage-backed securities	344,515	167	(13,751)	330,931
Commercial mortgage-backed securities	269,857	675	(3,032)	267,500
Collateralized loan obligations	61,339	-	(763)	60,576
Debt securities issued by foreign sovereign governments	37,854	2,466	(33)	40,287
Total debt securities	4,644,561	26,897	(44,479)	4,626,979
Equity securities	2,968	63	(9)	3,022

Total investment portfolio	$4,647,529	$26,960	$(44,488)	$4,630,001

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$663,642	$1,469	$(25,521)	$639,590
Obligations of U.S. states and political subdivisions	932,922	5,865	(17,420)	921,367
Corporate debt securities	2,190,095	6,313	(24,993)	2,171,415
Asset-backed securities	399,839	1,100	(453)	400,486
Residential mortgage-backed securities	383,368	146	(24,977)	358,537
Commercial mortgage-backed securities	277,920	131	(6,668)	271,383
Collateralized loan obligations	61,337	-	(1,042)	60,295
Debt securities issued by foreign sovereign governments	39,420	1,722	(290)	40,852
Total debt securities	4,948,543	16,746	(101,364)	4,863,925
Equity securities	2,908	9	(23)	2,894

Total investment portfolio	$4,951,451	$16,755	$(101,387)	$4,866,819

(1) At September 30, 2014 and December 31, 2013, there were no other-than-temporary impairment losses recorded in other comprehensive income.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 86% of the market value of our foreign investments with the remaining 10% invested in corporate securities and 4% in cash equivalents. Seventy-nine percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 21% is rated AA.

The amortized cost and fair values of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

September 30, 2014	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$405,324	$406,256
Due after one year through five years	1,858,612	1,863,872
Due after five years through ten years	928,153	922,372
Due after ten years	435,242	433,223

	$3,627,331	$3,625,723

Asset-backed securities	341,519	342,249
Residential mortgage-backed securities	344,515	330,931
Commercial mortgage-backed securities	269,857	267,500
Collateralized loan obligations	61,339	60,576

Total at September 30, 2014	$4,644,561	$4,626,979

At September 30, 2014 and December 31, 2013, the investment portfolio had gross unrealized losses of $44.5 million and $101.4 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,320	$43	$325,892	$9,752	$332,212	$9,795
Obligations of U.S. states and political subdivisions	165,975	1,392	135,146	2,924	301,121	4,316
Corporate debt securities	1,000,551	5,995	233,161	6,592	1,233,712	12,587
Asset-backed securities	56,801	137	14,675	65	71,476	202
Residential mortgage-backed securities	15,020	55	307,151	13,696	322,171	13,751
Commercial mortgage-backed securities	91,505	855	112,195	2,177	203,700	3,032
Collateralized loan obligations	-	-	60,576	763	60,576	763
Debt securities issued by foreign sovereign governments	4,561	10	1,783	23	6,344	33
Equity securities	137	1	238	8	375	9
Total investment portfolio	$1,340,870	$8,488	$1,190,817	$36,000	$2,531,687	$44,488

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$465,975	$24,980	$4,103	$541	$470,078	$25,521
Obligations of U.S. states and political subdivisions	503,967	17,370	4,226	50	508,193	17,420
Corporate debt securities	1,238,211	20,371	81,593	4,622	1,319,804	24,993
Asset-backed securities	126,991	387	7,114	66	134,105	453
Residential mortgage-backed securities	91,534	3,886	265,827	21,091	357,361	24,977
Commercial mortgage-backed securities	192,440	6,239	43,095	429	235,535	6,668
Collateralized loan obligations	60,295	1,042	-	-	60,295	1,042
Debt securities issued by foreign sovereign governments	7,203	290	-	-	7,203	290
Equity securities	1,012	18	75	5	1,087	23
Total investment portfolio	$2,687,628	$74,583	$406,033	$26,804	$3,093,661	$101,387

The unrealized losses in all categories of our investments at September 30, 2014 and December 31, 2013 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During each of the three and nine months ended September 30, 2014 there were no other-than-temporary impairments (“OTTI”) recognized. There were $0.3 million of OTTI losses recognized during the three and nine months ended September 30, 2013.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$629	$(393)	$755	$2,755
Equity securities	3	254	168	850

	$632	$(139)	$923	$3,605

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$1,161	$391	$3,273	$5,352
Losses on sales	(529)	(202)	(2,350)	(1,419)
Impairment losses	-	(328)	-	(328)

	$632	$(139)	$923	$3,605

Note 8 – Fair Value Measurements

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 – Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities  and Australian government and semi government securities.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs primarily include obligations of U.S. government corporations and agencies and certain municipal and corporate bonds.

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

During the quarter ended September 30, 2014, we changed the classification of our U.S. government corporation and agency securities with a fair value of $215 million, from Level 1 to Level 2 in the fair value hierarchy. The fair value of our U.S. government corporation and agency securities, in current market conditions, is determined from quoted prices for similar instruments in active markets, which is in accordance with our policy for determining fair value for Level 2 securities. The classification of these securities in the fair value table as of December 31, 2013 has been revised, as we believe the most appropriate classification for these securities was Level 2 at that date. There were no other transfers between Level 1 and Level 2 during the nine months ended September 30, 2014.

Fair value measurements for assets measured at fair value included the following as of September 30, 2014 and December 31, 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2014

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$407,619	$192,683	$214,936	$-
Obligations of U.S. states and political subdivisions	839,262	-	837,268	1,994
Corporate debt securities	2,338,555	-	2,338,555	-
Asset-backed securities	342,249	-	342,249	-
Residential mortgage-backed securities	330,931	-	330,931	-
Commercial mortgage-backed securities	267,500	-	267,500	-
Collateralized loan obligations	60,576	-	60,576	-
Debt securities issued by foreign sovereign governments	40,287	40,287	-	-
Total debt securities	4,626,979	232,970	4,392,015	1,994
Equity securities	3,022	2,701	-	321
Total investments	$4,630,001	$235,671	$4,392,015	$2,315
Real estate acquired (1)	$16,565	$-	$-	$16,565

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2013

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$639,590	$347,273	$292,317	$-
Obligations of U.S. states and political subdivisions	921,367	-	918,944	2,423
Corporate debt securities	2,171,415	-	2,171,415	-
Asset-backed securities	400,486	-	400,486	-
Residential mortgage-backed securities	358,537	-	358,537	-
Commercial mortgage-backed securities	271,383	-	271,383	-
Collateralized loan obligations	60,295	-	60,295	-
Debt securities issued by foreign sovereign governments	40,852	40,852	-	-
Total debt securities	4,863,925	388,125	4,473,377	2,423
Equity securities	2,894	2,573	-	321
Total investments	$4,866,819	$390,698	$4,473,377	$2,744
Real estate acquired (1)	$13,280	$-	$-	$13,280

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Obligations of U.S. States and Political Subdivisions	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2014	$2,231	$321	$2,552	$10,804
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(2,062)
Purchases	-	-	-	14,107
Sales	(237)	-	(237)	(6,284)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at September 30, 2014	$1,994	$321	$2,315	$16,565

Amount of total losses included in earnings for the three months ended September 30, 2014 attributable to the change in unrealized losses on assets still held at September 30, 2014	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2013	$2,423	$321	$2,744	$13,280
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(4,378)
Purchases	30	-	30	33,484
Sales	(459)	-	(459)	(25,821)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at September 30, 2014	$1,994	$321	$2,315	$16,565

Amount of total losses included in earnings for the nine months ended September 30, 2014 attributable to the change in unrealized losses on assets still held at September 30, 2014	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2013	$2,811	$-	$321	$3,132	$8,741
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,378)
Purchases	-	-	-	-	10,857
Sales	(241)	-	-	(241)	(5,844)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2013	$2,570	$-	$321	$2,891	$12,376

Amount of total losses included in earnings for the three months ended September 30, 2013 attributable to the change in unrealized losses on assets still held at September 30, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(225)	-	(225)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(3,680)
Purchases	30	-	-	30	28,401
Sales	(590)	(16,889)	-	(17,479)	(15,808)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2013	$2,570	$-	$321	$2,891	$12,376

Amount of total losses included in earnings for the nine months ended September 30, 2013 attributable to the change in unrealized losses on assets still held at September 30, 2013	$-	$-	$-	$-	$-

Authoritative guidance over disclosures about the fair value of financial instruments requires additional disclosure for financial instruments not measured at fair value. Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values.

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive Income

Our other comprehensive income for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30, 2014
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(17,377)	$6,069	$(5,993)	$(17,301)
Benefit plan adjustments	(1,732)	606	(606)	(1,732)
Unrealized foreign currency translation adjustment	(3,835)	1,345	-	(2,490)

Other comprehensive income (loss)	$(22,944)	$8,020	$(6,599)	$(21,523)

	Nine Months Ended September 30, 2014
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$67,102	$(23,436)	$23,132	$66,798
Benefit plan adjustments	(5,198)	1,819	(1,819)	(5,198)
Unrealized foreign currency translation adjustment	(1,000)	350	-	(650)

Other comprehensive income (loss)	$60,904	$(21,267)	$21,313	$60,950

	Three Months Ended September 30, 2013
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$7,163	$(2,526)	$2,640	$7,277
Unrealized foreign currency translation adjustment	2,901	(1,016)	-	1,885

Other comprehensive income (loss)	$10,064	$(3,542)	$2,640	$9,162

	Nine Months Ended September 30, 2013
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(102,468)	$35,586	$(33,914)	$(100,796)
Unrealized foreign currency translation adjustment	(15,868)	5,557	-	(10,311)

Other comprehensive income (loss)	$(118,336)	$41,143	$(33,914)	$(111,107)

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Total accumulated other comprehensive income and changes in accumulated other comprehensive income, including amounts reclassified from other comprehensive income, are included in the table below.

	Three Months Ended September 30, 2014
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at June 30, 2014, before tax	$(155)		$(7,232)	$14,019	$6,632

Other comprehensive income (loss) before reclassifications	(18,217)		-	(3,835)	(22,052)
Amounts reclassified from accumulated other comprehensive income (loss)	(840	)(1)	1,732 (2)	-	892

Net current period other comprehensive income (loss)	(17,377)		(1,732)	(3,835)	(22,944)

Balance at September 30, 2014, before tax	$(17,532)		$(8,964)	$10,184	$(16,312)

	Nine Months Ended September 30, 2014
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2013, before tax	$(84,634)		$(3,766)	$11,184	$(77,216)

Other comprehensive income (loss) before reclassifications	56,332		-	(1,000)	55,332
Amounts reclassified from accumulated other comprehensive income (loss)	(10,770	)(1)	5,198 (2)	-	(5,572)

Net current period other comprehensive income (loss)	67,102		(5,198)	(1,000)	60,904

Balance at September 30, 2014, before tax	(17,532)		(8,964)	10,184	(16,312)

Tax effect (3)	(64,360)		26,940	(3,044)	(40,464)

Balance at September 30, 2014, net of tax	$(81,892)		$17,976	$7,140	$(56,776)

	Three Months Ended September 30, 2013
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at June 30, 2013, before tax	$(68,090)		$(71,804)	$13,978	$(125,916)

Other comprehensive income (loss) before reclassifications	4,396		-	2,901	7,297
Amounts reclassified from accumulated other comprehensive income (loss)	(2,767	)(1)	-		(2,767)
				-
Net current period other comprehensive income (loss)	7,163		-	2,901	10,064

Balance at September 30, 2013, before tax	$(60,927)		$(71,804)	$16,879	$(115,852)

	Nine Months Ended September 30, 2013
	Unrealized gains and losses on available- for-sale securities	Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2012, before tax	$41,541	$(71,804)	$32,747	$2,484

Other comprehensive income (loss) before reclassifications	(95,588)	-	(15,868)	(111,456)
Amounts reclassified from accumulated other comprehensive income (loss)	6,880 (1)	-		6,880
			-
Net current period other comprehensive income (loss)	(102,468)	-	(15,868)	(118,336)

Balance at September 30, 2013, before tax	(60,927)	(71,804)	16,879	(115,852)

Tax effect (3)	(64,968)	26,940	(5,390)	(43,418)

Balance at September 30, 2013, net of tax	$(125,895)	$(44,864)	$11,489	$(159,270)

(1)	During the three and nine months ended September 30, 2014, net unrealized losses of ($0.8) million and ($10.8) million, respectively, were reclassified to the Consolidated Statement of Operations and included in Realized investment gains, net. During the three and nine months ended September 30, 2013, net unrealized (losses) gains of ($2.8) million and $6.9 million, respectively were reclassified to the Consolidated Statement of Operations and included in Realized investment gains, net.
(2)	During the three and nine months ended September 30, 2014, other comprehensive income related to benefit plans of $1.7 million and $5.2 million, respectively, was reclassified to the Consolidated Statement of Operations and included in Underwriting and other expenses, net.
(3)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Total accumulated other comprehensive income at December 31, 2013 is included in the table below.

	Unrealized gains and losses on available- for-sale securities	Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2013, before tax	$(84,634)	$(3,766)	$11,184	$(77,216)

Tax effect (1)	(64,056)	26,940	(3,394)	(40,510)

Balance at December 31, 2013, net of tax	$(148,690)	$23,174	$7,790	$(117,726)

(1) Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2014	2013	2014	2013
	(In thousands)

Service cost	$2,142	$2,835	$165	$202
Interest cost	3,997	3,823	164	155
Expected return on plan assets	(5,258)	(5,035)	(1,162)	(919)
Recognized net actuarial loss	271	1,536	(109)	-
Amortization of prior service cost	(233)	125	(1,663)	(1,663)

Net periodic benefit cost	$919	$3,284	$(2,605)	$(2,225)

	Nine Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2014	2013	2014	2013
	(In thousands)

Service cost	$6,425	$8,504	$494	$609
Interest cost	11,991	11,467	491	464
Expected return on plan assets	(15,773)	(15,108)	(3,486)	(2,759)
Recognized net actuarial loss	812	4,609	(326)	-
Amortization of prior service cost	(698)	377	(4,988)	(4,987)

Net periodic benefit cost	$2,757	$9,849	$(7,815)	$(6,673)

We currently intend to make a contribution to our Pension plan in the fourth quarter of 2014 that will approximate our annual service cost for the plan.

Note 11 – Income Taxes

We review the need to maintain a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, the expected occurrence of future income or loss and available tax planning alternatives. Based on our analysis and the level of cumulative operating losses, we continue to reduce our benefit from income tax through the recognition of a valuation allowance.

It is reasonably possible that the amount of the valuation allowance will be reversed in the foreseeable future when we show positive evidence, such as meaningful levels of sustainable operating income, that our deferred tax assets are realizable. In the period in which the valuation allowance is reversed, we would recognize a tax benefit which will increase our earnings for that period. In future years, after the valuation allowance has been reversed and until such time as our net operating loss carryforwards are exhausted or expired, our provision for income tax would substantially exceed the amount of cash tax payments.

The effect of the change in valuation allowance on the provision for (benefit from) income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Tax provision (benefit) before valuation allowance	$25,030	$(674)	$65,322	$(17,792)
Change in valuation allowance	(24,781)	1,010	(63,229)	20,257

Provision for income taxes	$249	$336	$2,093	$2,465

The change in the valuation allowance that was included in other comprehensive income for the three months ended September 30, 2014 and 2013 was an increase of $6.6 million and a decrease of $2.6 million, respectively. The change in the valuation allowance that was included in other comprehensive income for the nine months ended September 30, 2014 and 2013 was a decrease of $21.3 million and an increase of $33.9 million, respectively. The total valuation allowance as of September 30, 2014 and December 31, 2013 was $919.7 million and $1,004.2 million, respectively.

We have approximately $2.5 billion of net operating loss carryforwards on a regular tax basis and $1.6 billion of net operating loss carryforwards for computing the alternative minimum tax as of September 30, 2014. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

Tax Contingencies

As previously disclosed, the Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed these assessments within the IRS and in  August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at September 30, 2014, there would also be interest related to these matters of approximately $164.8 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe.  Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2014, those state taxes and interest would approximate $47.0 million. In addition, there could also be state tax penalties. The Notices of Deficiency also reflected additional amounts due of $261.4 million which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We intend to petition the U.S. Tax Court to litigate the deficiency amounts and have until December 8, 2014 to do so. Any resulting litigation could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Our total amount of unrecognized tax benefits as of September 30, 2014 is $106.0 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 1 – “Nature of Business – Capital-GSEs.”

In October 2014, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2011 and 2012.  The results of the examination had no material effect on the financial statements.

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, that would affect our effective tax rate is $93.4 million, after taking into account the effect of NOL carrybacks. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of September 30, 2014 and December 31, 2013, we had accrued $26.7 million and $26.1 million, respectively, for the payment of interest.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values, may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

The following table provides a reconciliation of beginning and ending loss reserves for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)

Reserve at beginning of period	$3,061,401	$4,056,843
Less reinsurance recoverable	64,085	104,848
Net reserve at beginning of period	2,997,316	3,951,995

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	454,390	686,454
Prior years (1)	(75,387)	(43,783)
Subtotal	379,003	642,671

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	11,574	28,792
Prior years	895,061	1,286,833
Reinsurance terminations (2)	-	(3,332)
Subtotal	906,635	1,312,293

Net reserve at end of period	2,469,684	3,282,373
Plus reinsurance recoverables	57,898	70,621

Reserve at end of period	$2,527,582	$3,352,994

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.
(2)	In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction to losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.

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

Losses incurred on default notices received in the current year decreased in the first nine months of 2014 compared to the same period in 2013, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on new and previously received delinquencies.

The prior year development of the reserves in the first nine months of 2014 and 2013 is reflected in the table below.

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Prior year loss development (1):

(Decrease) increase in estimated claim rate on primary defaults	$(38)	$10
Decrease in estimated severity on primary defaults	(20)	(40)
Change in estimates related to pool reserves, LAE reserves and reinsurance	(17)	(14)
Total prior year loss development	$(75)	$(44)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

The prior year loss development was based on the resolution of approximately 50% and 48% for the nine months ended September 30, 2014 and 2013, respectively, of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. In the first nine months of 2014, we recognized favorable development on our estimated claim rate as we experienced a better cure rate on previously received delinquencies. The favorable development related to our estimated severity primarily relates to items resolved in the first nine months of 2014. In the first nine months of 2013, we recognized favorable development in our estimated severity primarily related to items resolved in the first nine months of 2013.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at September 30, 2014 and December 31, 2013 and approximated $112 million and $131 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three and nine months ended September 30, 2014 and 2013 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers. Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Default inventory at beginning of period	85,416	117,105	103,328	139,845
New Notices	22,927	27,755	67,451	81,044
Cures	(19,582)	(24,105)	(68,082)	(80,677)
Paids (including those charged to a deductible or captive)	(5,288)	(8,659)	(18,420)	(27,155)
Rescissions and denials	(319)	(509)	(1,123)	(1,470)
Default inventory at end of period	83,154	111,587	83,154	111,587

Pool insurance notice inventory decreased from 6,821 at September 30, 2013 to 6,563 at December 31, 2013 and to 4,525 at September 30, 2014.

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

Aging of the Primary Default Inventory

	September 30,		December 31,		September 30,
	2014		2013		2013

Consecutive months in default
3 months or less	16,209	19%	18,941	18%	20,144	18%
4 - 11 months	18,890	23%	24,514	24%	24,138	22%
12 months or more	48,055	58%	59,873	58%	67,305	60%

Total primary default inventory	83,154	100%	103,328	100%	111,587	100%

Primary claims received inventory included in ending default inventory (1)	5,194	6%	6,948	7%	9,858	9%

 (1) Our claims received inventory includes suspended rescissions, as we have voluntarily suspended rescissions of coverage related to certain loans that we believed would be included in a potential resolution. As of September 30, 2014, rescissions of coverage on approximately 1,575 loans had been voluntarily suspended.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	September 30,		December 31,		September 30,
	2014		2013		2013

3 payments or less	23,769	28%	28,095	27%	28,777	26%
4 - 11 payments	18,985	23%	24,605	24%	25,089	22%
12 payments or more	40,400	49%	50,628	49%	57,721	52%

Total primary default inventory	83,154	100%	103,328	100%	111,587	100%

Claims paying practices

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through the first nine months of 2014. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2014 and December 31, 2013 the estimate of this liability totaled $29 million and $15 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at September 30, 2014, December 31, 2013 and September 30, 2013 appear in the table below.

	September 30, 2014	December 31, 2013	September 30, 2013
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(570)	$(669)	$(709)

Established loss reserves	541	621	652

Net deficiency	$(29)	$(48)	$(57)

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2014 was $6 million and $19 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three months ended September 30, 2014 is primarily related to higher estimated ultimate losses. The net change in assumptions for the nine months ended September 30, 2014 is primarily related to higher estimated ultimate premiums.

	Three Months Ended		Nine Months Ended
	September 30, 2014
	(In millions)

Premium Deficiency Reserve at beginning of period		$(35)		$(48)

Paid claims and loss adjustment expenses	$41		$132
Decrease in loss reserves	(15)		(81)
Premium earned	(17)		(59)
Effects of present valuing on future premiums, losses and expenses	3		(1)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		12		(9)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(6)		28

Premium Deficiency Reserve at end of period		$(29)		$(29)

(1)	A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2013 was $4 million and $17 million, respectively, as shown in the table below. The net change in assumptions for both the three months and nine months ended September 30, 2013 is primarily related to higher estimated ultimate premiums.

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

In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. At September 30, 2014, MGIC’s risk-to-capital ratio was 15.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $605 million above the required MPP of $1.0 billion. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is disallowed full credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the transaction, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements. Matters that could negatively affect compliance with State Capital Requirements are discussed throughout the financial statement footnotes.

At September 30, 2014, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 17.0 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

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

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), MGIC could be prevented from writing new business in all jurisdictions. If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in all jurisdictions, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the Financial Requirements may affect its willingness to procure insurance from us. A possible future failure by MGIC to meet the Financial Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. Matters that could negatively affect MGIC’s claims paying resources are discussed throughout the financial statement footnotes.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, in the event MGIC cannot meet the State Capital Requirements of a jurisdiction or obtain a waiver of them. Writing business in MIC would be subject to any repatriation to MGIC of MIC’s capital in order to comply with the PMIERs, as discussed in Note 1 – “Nature of Business and Basis of Presentation – Capital – GSEs.”  MIC is licensed to write business in all jurisdictions. During 2012, MIC began writing new business in the jurisdictions where MGIC did not meet and did not have a waiver of the State Capital Requirements. MIC suspended writing new business in 2013 because MGIC again meets the State Capital Requirements and is writing new business in all jurisdictions. As of September 30, 2014, MIC had statutory capital of $466 million and risk in force, net of reinsurance, of approximately $547 million and met all State Capital Requirements. Before MIC may again write new business, it must obtain the necessary approvals from the OCI and the GSEs. We cannot assure you that the OCI and the GSEs would again approve MIC to write new business in all jurisdictions if in the future MGIC became unable to do so.

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $134 million and $138 million were included in MGIC’s statutory capital at September 30, 2014 and December 31, 2013, respectively.

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

Outlook

Since 2008, substantially all of the loans we insured have been sold to the GSEs, which have been in conservatorship since late 2008.  When the conservatorship will end and what role, if any, the GSEs will play in the secondary mortgage market post-conservatorship will be determined by Congress.  The large market presence of the Federal Housing Administration (the “FHA”) may also change in connection with the determination of the future of the GSEs. Capital standards for private mortgage insurers are being revised; see “Capital” below. There are also pending regulatory changes that could affect demand for private mortgage insurance; see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.” While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, its role in that market cannot be predicted.

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

The public input period for the draft PMIERs ended September 8, 2014. We currently expect the PMIERs to be published in final form by December 31, 2014 and the “effective date” to occur 180 days thereafter. Mortgage insurers will have up to two years after the final PMIERs are published to meet the GSE Financial Requirements (the “transition period”). A mortgage insurer that fails to certify by the effective date that it meets the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

Although we believe we have sufficient claims paying resources to meet our claim obligations on our insurance in force on a timely basis, we expect that if the draft PMIERs are implemented as released, as of December 31, 2014, MGIC would have a shortfall in Available Assets. In July 2014, we projected that as of December 31, 2014, we would have a shortfall in Available Assets of approximately $600 million, and that such shortfall would be reduced through operations so that as of December 31, 2016 (the expected end of the transition period), it would be approximately $300 million. The shortfall projections at both dates assumed the risk in force and capital of MIC are repatriated to MGIC, and full credit is given in the calculation of Minimum Required Assets for our existing reinsurance transaction (approximately $500 million of credit at December 31, 2014, increasing to $600 million of credit at December 31, 2016).  However, we do not expect to receive full credit for our current reinsurance transaction. As a result, we are in discussions with the reinsurers participating in our existing reinsurance transaction regarding modifications to the agreement so that any reduction in the credit would be minimized. We have not updated these projections, but do not believe they would have changed significantly.

As of September 30, 2014, we had approximately $517 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of September 30, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking additional reinsurance and/or non-dilutive debt capital to mitigate the shortfall. We believe we will be able to use a combination of the alternatives outlined above so that MGIC will meet the GSE Financial Requirements of the draft PMIERs even if they are implemented as released. However, factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements within the transition period include the following:

•	Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of the MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;
•	We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;
•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;
•	We may not be able to achieve modifications in our existing reinsurance arrangements necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs;
•	We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons (including disapproval of the proposed transaction by a GSE); and
•	Our future operating results may be negatively impacted by the matters discussed in our risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby reducing our Available Assets and increasing our shortfall in Available Assets, or they could increase the Minimum Required Assets, also increasing our shortfall in Available Assets.

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

In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. At September 30, 2014, MGIC’s risk-to-capital ratio was 15.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $605 million above the required MPP of $1.0 billion. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is disallowed full credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the transaction, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, however, you should read our risk factors for information about matters that could negatively affect such compliance.

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

GSE Reform

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report did not provide any definitive timeline for GSE reform, however, it did recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to change the business practices of the GSEs and the FHA; however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

Dodd-Frank requires lenders to consider a borrower’s ability to repay a home loan before extending credit. The Consumer Financial Protection Bureau (“CFPB”) rule defining “Qualified Mortgage” (“QM”) for purposes of implementing the “ability to repay” law became effective in January 2014 and included a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements (the “temporary category”). The temporary category will phase out when the GSEs’ conservatorship ends, or if sooner, January 21, 2021.

Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. In October 2014, a final rule implementing that requirement was released, which will become effective for residential mortgages one year after publication of the final rule in the Federal Register. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. As noted above, there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements. As a result, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.

We estimate that approximately 87% of our new risk written in 2013 and 84% of our new risk written in the first nine months of 2014 was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in 2013 and in the first nine months of 2014 was for loans that would have met the temporary category in CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders implemented programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2012, 2013 and the first nine months of 2014, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $1.2 billion, $1.0 billion and $620 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting and planning purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; from 2012 through the first nine months of 2014, approximately 9% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”) which began in 2009. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, have successfully completed, or are eligible to participate in, HAMP. We are aware of approximately 6,190 loans in our primary delinquent inventory at September 30, 2014 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through September 30, 2014, approximately 53,990 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2013 and the first nine months of 2014, approximately 17% of our primary cures were the result of a modification, with HAMP accounting for approximately 68% and 67%, respectively, of those modifications in 2013 and the first nine months of 2014. Although the HAMP program has been extended through December 2016, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010. The interest rates on certain loans modified under HAMP are subject to adjustment five years after the modification was entered into. Such adjustments are limited to an increase of one percentage point per year.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP, which is currently scheduled to expire December 31, 2015, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of September 20, 2014, approximately 15% of our primary insurance in force had benefitted from HARP and was still in force.

The effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in housing values. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. Although the majority of loans modified through HAMP and HARP are current, at this point, we cannot predict with a high degree of confidence what the ultimate re-default rate will be.  Eligibility under certain loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency increase our incurred losses. If legislation is enacted to permit a portion of a borrower’s mortgage loan balance to be reduced in bankruptcy and if the borrower re-defaults after such reduction, then the amount we would be responsible to cover would be calculated after adding back the reduction. Unless a lender has obtained our prior approval, if a borrower’s mortgage loan balance is reduced outside the bankruptcy context, including in association with a loan modification, and if the borrower re-defaults after such reduction, then under the terms of our policy the amount we would be responsible to cover would be calculated net of the reduction.

As shown in the following table, as of September 30, 2014 approximately 26% of our primary risk in force has been modified.

Policy Year	HARP (1) Modifications	HAMP Modifications	Other Modifications
2003 and Prior	9.8%	12.3%	11.9%
2004	15.0%	12.1%	10.2%
2005	19.9%	13.8%	10.8%
2006	23.2%	16.1%	11.5%
2007	32.8%	16.9%	7.2%
2008	46.8%	10.1%	3.4%
2009	18.9%	0.7%	0.6%
2010 – Q3 2014	0.0%	0.0%	0.0%
Total	15.1%	7.2%	4.1%

(1)	Includes proprietary programs that are substantially the same as HARP

As of September 30, 2014 based on loan count, the existing loans associated with 98.3% of all HARP (or similar) modifications, 77.2% of HAMP modifications and 69.1% of other modifications were current.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at September 30, 2014 is comprised of $62.0 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures continues to accrue and compounds if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

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

Summary of 2014 Third Quarter Results

Our results of operations for the third quarter of 2014 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the third quarter of 2014 decreased when compared to the same period in 2013. The decrease was primarily due to an increase in premiums ceded under reinsurance agreements.

•	Investment income

Investment income in the third quarter of 2014 was higher when compared to the same period in 2013 due to an increase in our average investment yield as we continue to extend the duration of our investment portfolio and assume modestly more credit risk.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the third quarter of 2014 were $0.6 million compared to $0.2 million for the third quarter of 2013. There were no OTTI losses in the third quarter of 2014, compared to $0.3 million in the third quarter of 2013. At September 30, 2014, the net unrealized losses in our investment portfolio were $17.5 million, which included $44.5 million of gross unrealized losses, partially offset by $27.0 million of gross unrealized gains.

•	Losses incurred

Losses incurred for the third quarter of 2014 decreased compared to the same period in 2013, primarily due to fewer new notices of default being received and a lower claim rate on new and previously received delinquencies. There were 22,927 new notices received in the third quarter of 2014 compared to 27,755 new notices received in the third quarter of 2013. There was a decrease in the average estimated claim rate and average estimated severity in both the third quarter of 2014 and 2013.

•	Change in premium deficiency reserve

The premium deficiency reserve as of September 30, 2014 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves. During the third quarter of 2014 the premium deficiency reserve on Wall Street bulk transactions declined by $7 million to $29 million. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for the third quarter of 2014 is primarily related to higher estimated ultimate losses.

•	Underwriting and other expenses

Underwriting and other expenses for the third quarter of 2014 decreased when compared to the same period last year primarily due to an increase in the ceding commission on our reinsurance agreements as well as a decrease in legal fees and contract underwriting costs.

•	Interest expense

Interest expense for the third quarter of 2014 decreased slightly when compared to the same period in 2013. The decrease is related to a decrease in interest costs on our Senior Notes due in November 2015 due to debt repurchases.

•	Provision for income taxes

We had a net provision for income taxes of $0.2 million and $0.3 million in the third quarter of 2014 and 2013, respectively. The provision for (benefit from) income taxes was offset by a decrease (increase) in the valuation allowance of $24.8 million and ($1.0) million for the three months ended September 30, 2014 and 2013, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total Primary NIW (In billions)	$10.4	$8.6	$23.9	$23.1

Refinance volume as a % of primary
NIW	12%	18%	12%	30%

The decrease in refinance volume experienced in the third quarter and first nine months of 2014 was offset by an increase in purchase volume, when compared to the same periods in 2013. We continue to believe that new insurance written volumes in 2014 will be similar to our 2013 levels or slightly higher. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected because of the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

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

Historically, the level of competition within the private mortgage insurance industry has been intense and it is not expected to diminish given the presence of new entrants. Effective in December 2013, we reduced all of our borrower-paid monthly premium rates and most of our single premium rates to match competition. Effective in September 2014, we reduced many of our lender-paid single premium rates to match competition, although in certain states these reductions are pending regulatory approval. During most of 2013, when almost all of our single premium rates were above those most commonly used in the market, single premium policies were approximately 10% of our total new insurance written; they were approximately 14% in the first nine months of 2014. In addition lenders seeking to expand their mortgage lending businesses request discounts from mortgage insurers in order to offer products that are less expensive to borrowers, which includes lender-paid singles, or request more liberal underwriting requirements. We are observing an increase in the percentage of new insurance written on lender-paid single premium policies and an increase in the number of lenders requesting customized lender-paid single premium rate programs. Certain lender-paid single premium transactions can be structured as bids on a portfolio of recently closed loans.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements, the migration of marginally lower FICO business from the FHA to us and other private mortgage insurers and other factors, our business written in the last several quarters is expected to have a somewhat higher claim incidence than business written in recent years. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and the first nine months of 2014.

The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our then existing master policy (the “Gold Cert Endorsement”), which limited our ability to rescind coverage compared to that master policy. As of September 30, 2014, approximately 25% of our flow, primary insurance in force was written under our Gold Cert Endorsement. However, approximately 65% and 75% of our flow, primary new insurance written in 2013 and the first nine months of 2014, respectively, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

To comply with requirements of the GSEs, we introduced a new master policy that applies to loans we insure with a mortgage insurance application date on or after October 1, 2014. Our rescission rights under our new master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our new master policy is filed as Exhibit 99.19 to this Form 10-Q.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In billions)

NIW	$10.4	$8.6	$23.9	$23.1
Cancellations	(7.3)	(8.0)	(20.2)	(26.0)

Change in primary insurance in force	$3.1	$0.6	$3.7	$(2.9)

Direct primary insurance in force as of September 30,	$162.4	$159.2

Direct primary risk in force as of September 30,	$42.3	$41.1

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate was 82.8% at September 30, 2014 compared to 79.5% at December 31, 2013 and 78.3% at September 30, 2013. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. Our total bulk risk in force was $3.5 billion at September 30, 2014, approximately 77% of which was Wall Street bulk transactions.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $0.9 billion ($0.3 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at September 30, 2014 compared to $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at December 31, 2013. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the third quarter and first nine months of 2014 decreased when compared to the same periods in 2013. The decrease was primarily due to an increase in premiums ceded under reinsurance agreements.

We expect our average insurance in force to increase slightly in the fourth quarter of 2014. We expect our premium yields (net premiums earned, expressed on an annual basis, divided by the average insurance in force) for the fourth quarter of 2014 to decline from the level experienced during the first nine months of 2014 due to the 2013 quota share reinsurance agreement under which premiums are ceded net of a profit commission as discussed in Note 4 – “Reinsurance” to our consolidated financial statements, as well as reductions in our premium rates that took effect in late 2013 and the second half of 2014. Under the quota share agreement we will also recognize benefits to our income statement through reductions to losses incurred and other underwriting expenses. Additional external reinsurance transactions are an option to reduce the Minimum Required Assets under the draft PMIERs; see our Risk Factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility.” Future external reinsurance or reductions in our premium rates will reduce our future premium yields.

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

At September 30, 2014, approximately 59% of our insurance in force is subject to reinsurance agreements (most of which are not captive agreements), compared to 55% at December 31, 2013 and 18% at September 30, 2013. For the first nine months of 2014 approximately 91% of our new insurance written was subject to reinsurance agreements, compared to 70% in the first nine months of 2013.

See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance agreements.

Investment income

Investment income in the third quarter and first nine months of 2014 increased compared to the same periods in 2013, in part, due to an increase in our investment yield as we continue to extend the duration of our investment portfolio and assume modestly more credit risk. Higher reinvestment rates would provide some investment income offset to the continuing claim payments and expected decline in invested assets, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.1% at September 30, 2014 and 1.7% at September 30, 2013. The portfolio’s average pre-tax investment yield was 1.7% at December 31, 2013.

Realized gains (losses) and other-than-temporary impairments

Net realized gains for the third quarter and first nine months of 2014 were $0.6 million and $0.9 million, respectively, compared to $0.2 million and $3.9 million, respectively, for the third quarter and first nine months of 2013. There were no other-than-temporary impairments in the third quarter or first nine months of 2014. There were $0.3 million in other-than-temporary impairment in the third quarter and first nine months of 2013. At September 30, 2014, the net unrealized losses in our investment portfolio were $17.5 million, which included $44.5 million of gross unrealized losses, partially offset by $27.0 million of gross unrealized gains.

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

Losses incurred

Losses incurred for the third quarter of 2014 decreased compared to the same period in 2013, primarily due to fewer new notices of default being received and a lower claim rate on new and previously received delinquencies. There were 22,927 new notices received in the third quarter of 2014 compared to 27,755 new notices received in the third quarter of 2013. There was a decrease in the average estimated claim rate and average estimated severity in both the third quarter of 2014 and 2013.

In the first nine months of 2014, net losses incurred were $379 million, comprised of $454 million of current year loss development partially offset by $75 million of favorable prior years’ loss development. In the first nine months of 2013, net losses incurred were $643 million, comprised of $687 million of current year loss development partially offset by $44 million of favorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices.

Information about the composition of the primary default inventory at September 30, 2014, December 31, 2013 and September 30, 2013 appears in the table below.

	September 30, 2014	December 31, 2013	September 30, 2013

Total loans delinquent (1)	83,154	103,328	111,587
Percentage of loans delinquent (default rate)	8.65%	10.76%	11.51%

Prime loans delinquent (2)	52,301	65,724	71,376
Percentage of prime loans delinquent (default rate)	6.13%	7.82%	8.44%

A-minus loans delinquent (2)	13,474	16,496	17,311
Percentage of A-minus loans delinquent (default rate)	27.65%	30.41%	30.62%

Subprime credit loans delinquent (2)	5,477	6,391	6,519
Percentage of subprime credit loans delinquent (default rate)	35.88%	38.70%	38.10%

Reduced documentation loans delinquent (3)	11,902	14,717	16,381
Percentage of reduced documentation loans delinquent (default rate)	27.44%	30.41%	32.41%

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

(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 4,296 defaults with a risk of $213.9 million as of September 30, 2014.

(1) At September 30, 2014, December 31, 2013 and September 30, 2013, 18,129, 20,955 and 21,515 loans in the default inventory, respectively, related to Wall Street bulk transactions.

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

The primary and pool loss reserves at September 30, 2014, December 31, 2013 and September 30, 2013 appear in the table below.

Gross Reserves	September 30, 2014	December 31, 2013	September 30, 2013

Primary:
Direct loss reserves (in millions)	$2,362	$2,834	$3,109
Ending default inventory	83,154	103,328	111,587
Average direct reserve per default	$28,404	$27,425	$27,858

Primary claims received inventory included in ending default inventory	5,194	6,948	9,858

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$54	$82	$88
Without aggregate loss limits	15	17	16
Reserves related to Freddie Mac Settlement (2)	94	126	136
Total pool direct loss reserves	$163	$225	$240

Ending default inventory:
With aggregate loss limits (2)	3,686	5,496	5,743
Without aggregate loss limits	839	1,067	1,078
Total pool ending default inventory	4,525	6,563	6,821

Pool claims received inventory included in ending default inventory	86	173	185

Other gross reserves (in millions)	$3	$2	$4

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at September 30, 2014, December 31, 2013 and September 30, 2013 appear in the table below.

Primary Default Inventory
Region	September 30, 2014	December 31, 2013	September 30, 2013
Great Lakes	9,535	12,049	12,930
Mid-Atlantic	4,509	5,469	5,821
New England	4,235	5,056	5,341
North Central	8,882	11,225	12,615
Northeast	13,466	15,223	15,741
Pacific	6,638	8,313	9,612
Plains	2,460	3,156	3,298
South Central	9,259	11,606	12,169
Southeast	24,170	31,231	34,060
Total	83,154	103,328	111,587

Primary Loss Reserves
(In millions)
Region	September 30, 2014	December 31, 2013	September 30, 2013
Great Lakes	$150	$206	$235
Mid-Atlantic	109	123	134
New England	123	139	151
North Central	233	313	372
Northeast	439	417	374
Pacific	280	360	461
Plains	35	53	56
South Central	150	192	223
Southeast	693	849	951
Total before IBNR and LAE	$2,212	$2,652	$2,957
IBNR and LAE	150	182	152
Total	$2,362	$2,834	$3,109

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH	Pacific: CA, HI, NV, OR, WA
Mid-Atlantic: DC, DE, MD, VA, WV	Plains: IA, ID, KS, MT, ND, NE, SD, WY
New England: CT, MA, ME, NH, RI, VT	South Central: AK, AZ, CO, LA, NM, OK,
North Central: IL, MN, MO, WI	TX, UT
Northeast: NJ, NY, PA	Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at September 30, 2014, December 31, 2013 and September 30, 2013 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	September 30, 2014	December 31, 2013	September 30, 2013
Flow	$1,546	$1,911	$2,187
Bulk	666	741	770
Total primary reserves	$2,212	$2,652	$2,957

The average claim paid can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2014 paid claims) for the three and nine months ended September 30, 2014 and 2013 appears in the table below.

Primary average claim paid
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Florida	$56,233	$52,505	$55,249	$53,108
Illinois	46,767	46,904	47,478	48,001
California	79,260	83,027	78,909	84,855
Maryland	67,538	67,397	67,338	70,699
Ohio	29,942	30,889	30,973	30,957
All other states	41,320	41,677	41,055	41,598

All states	$45,849	$45,706	$45,763	$46,180

The primary average loan size of our insurance in force at September 30, 2014, December 31, 2013 and September 30, 2013 appears in the table below.

Primary average loan size
	September 30, 2014	December 31, 2013	September 30, 2013
Total insurance in force	$169,050	$165,310	$164,210
Prime (FICO 620 & >)	171,720	167,660	166,400
A-Minus (FICO 575-619)	126,810	127,280	127,780
Subprime (FICO < 575)	117,970	118,510	118,980
Reduced doc (All FICOs)(1)	182,020	183,050	183,500

(1)	In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at September 30, 2014, December 31, 2013 and September 30, 2013 for the top 5 states (based on 2014 paid claims) appears in the table below.

Primary average loan size
	September 30, 2014	December 31, 2013	September 30, 2013
Florida	$176,829	$172,869	$172,000
Illinois	155,435	154,694	154,740
California	283,117	282,660	283,085
Maryland	239,113	236,840	236,368
Ohio	127,743	124,709	124,055
All other states	163,959	160,049	158,833

Information about net paid claims during the three and nine months ended September 30, 2014 and 2013 appears in the table below.

Net paid claims (In millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Prime (FICO 620 & >)	$168	$288	$587	$909
A-Minus (FICO 575-619)	28	44	100	140
Subprime (FICO < 575)	9	13	30	41
Reduced doc (All FICOs)(1)	37	51	126	164
Pool (2)	20	25	68	82
Other	1	-	1	2
Direct losses paid	263	421	912	1,338
Reinsurance	(7)	(17)	(27)	(50)
Net losses paid	256	404	885	1,288
Net LAE paid	7	10	21	28
Net losses and LAE paid before terminations	263	414	906	1,316
Reinsurance terminations	-	-	-	(3)
Net losses and LAE paid	$263	$414	$906	$1,313

(1)
In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(2)	The three and nine months ended September 30, 2014 and 2013, both include $11 million and $32 million, respectively, paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2014 paid claims) and all other states for the three and nine months ended September 30, 2014 and 2013 appears in the table below.

Paid Claims by state (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Florida	$59	$77	$203	$220
Illinois	20	34	70	108
California	11	30	43	124
Maryland	11	14	39	37
Ohio	10	15	32	47
Pennsylvania	10	12	30	33
Washington	8	20	29	57
New Jersey	9	10	28	22
Michigan	6	13	24	47
Georgia	6	12	23	47
New York	5	6	19	13
North Carolina	6	10	19	29
Arizona	5	12	18	46
Nevada	5	11	17	37
Wisconsin	4	9	16	32
All other states	67	111	233	355
	$242	$396	$843	$1,254
Other (Pool, LAE, Reinsurance)	21	18	63	59
Net losses and LAE paid	$263	$414	$906	$1,313

The primary default inventory for the top 15 states (based on 2014 paid claims) at September 30, 2014, December 31, 2013 and September 30, 2013 appears in the table below.

Primary default inventory by state

	September 30, 2014	December 31, 2013	September 30, 2013
Florida	10,448	14,685	16,652
Illinois	4,777	6,167	6,992
California	2,967	3,656	4,400
Maryland	2,217	2,791	2,948
Ohio	4,012	5,055	5,339
Pennsylvania	4,627	5,449	5,688
Washington	1,510	1,986	2,210
New Jersey	4,175	4,646	4,838
Michigan	2,505	3,284	3,593
Georgia	2,831	3,515	3,761
New York	4,664	5,128	5,215
North Carolina	2,273	2,886	3,084
Arizona	909	1,195	1,392
Nevada	917	1,189	1,433
Wisconsin	1,840	2,176	2,439
All other states	32,482	39,520	41,603
	83,154	103,328	111,587

The primary default inventory at September 30, 2014, December 31, 2013 and September 30, 2013 separated between our flow and bulk business appears in the table below.

Primary default inventory
	September 30, 2014	December 31, 2013	September 30, 2013
Flow	61,323	77,851	85,232
Bulk	21,831	25,477	26,355
	83,154	103,328	111,587

The flow default inventory by policy year at September 30, 2014, December 31, 2013 and September 30, 2013 appears in the table below.

Flow default inventory by policy year

Policy year:	September 30, 2014	December 31, 2013	September 30, 2013
2003 and prior	7,835	10,584	11,250
2004	4,811	6,085	6,480
2005	7,256	9,217	10,024
2006	10,415	13,385	14,630
2007	22,276	28,350	31,826
2008	6,946	8,674	9,557
2009	660	749	782
2010	289	327	320
2011	259	243	216
2012	281	189	129
2013	246	48	18
2014	49	-	-
	61,323	77,851	85,232

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 42% of our total primary risk in force at September 30, 2014 compared to approximately 49% at December 31, 2013 and 51% at September 30, 2013.

As of September 30, 2014, 45% of our primary risk in force was written subsequent to December 31, 2010, 47% of our primary risk in force was written subsequent to December 31, 2009, and 50% of our primary risk in force was written subsequent to December 31, 2008. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of September 30, 2014 was $29 million. The discount rate used in the calculation of the premium deficiency reserve at September 30, 2014 was 2.0%.

See Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements for a discussion of our premium deficiency reserve.

Underwriting and other expenses

Underwriting and other expenses for the third quarter and first nine months of 2014 decreased when compared to the same periods last year primarily due to an increase in the ceding commission on our reinsurance agreements as well as a decrease in legal fees and contract underwriting costs.

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

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Loss ratio	55.1%	77.7%	60.1%	89.7%
Underwriting expense ratio	14.9%	18.1%	15.0%	17.9%
Combined ratio	70.0%	95.8%	75.1%	107.6%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the third quarter and first nine months of 2014, compared to the same periods in 2013, was due to a decrease in losses incurred, partially offset by a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The decrease in the expense ratio in the third quarter and first nine months of 2014, compared to the same periods in 2013, was due to a decrease in underwriting expenses for our combined insurance operations, partially offset by a decrease in net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.  See further discussion under “Results of Consolidated Operations – Losses incurred, – Net premiums written and earned and – Underwriting and other expenses.”

Interest expense

Interest expense for the third quarter of 2014 decreased slightly when compared to the same period in 2013. The decrease is primarily related to a decrease in interest costs on our Senior Notes due in November 2015 due to debt repurchases.

Interest expense for the first nine months of 2014 decreased when compared to the same period in 2013. The decrease is primarily related to a $10.5 million decrease in amortization of the discount on our junior debentures which was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by our issuance of 2% Convertible Senior Notes in March 2013.

Income taxes

The effective tax rate on our pre-tax income (loss) was 1.2% and (5.4%) in the first nine months of 2014 and 2013, respectively. During those periods, the provision (benefit) from income taxes was reduced by the change in the valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At September 30, 2014 the total fair value of our investment portfolio was $4.6 billion. In addition, at September 30, 2014 our total assets included approximately $261 million of cash and cash equivalents as shown on our consolidated balance sheet. At September 30, 2014, based on fair value, virtually all of our fixed income securities were investment grade securities. The percentage of investments rated BBB may continue to increase as we reinvest to achieve higher yields. Lower rated investments have greater risk. More than 99% of our fixed income securities are readily marketable. The composition of ratings at September 30, 2014, December 31, 2013 and September 30, 2013 are shown in the table below.

Investment Portfolio Ratings

	September 30, 2014	December 31, 2013	September 30, 2013

AAA	34%	42%	44%
AA	17%	17%	18%
A	32%	27%	27%
BBB	17%	14%	11%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 2% of our investment portfolio is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. At September 30, 2014, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At September 30, 2014, the modified duration of our fixed income investment portfolio was 3.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.8% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At September 30, 2014, we had outstanding $62 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $64 million, $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $375 million, $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $656 million and $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $504 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2014, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $43.2 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for 2013 and the first nine months of 2014 was approximately $5 million and $3 million, respectively, but may increase in the future.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the Nine Months ended September 30,
	2014	2013
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(341,664)	$(692,616)
Investing activities	274,661	(1,007,664)
Financing activities	(21,767)	1,130,725

Decrease in cash and cash equivalents	$(88,770)	$(569,555)

Cash used in operating activities for the first nine months of 2014 was lower compared to the same period in 2013 primarily due to a decrease in losses paid, partially offset by a decrease in premiums collected.

Cash provided by investing activities increased in the first nine months of 2014 compared to the same period in 2013 primarily due to investment activity related to the proceeds from our concurrent common stock and convertible senior notes offerings in March 2013 discussed in Note 3 – “Debt” and Note 14 – “Shareholders’ Equity” to our consolidated financial statements. The majority of the decrease in cash provided from financing activities in the first nine months of 2014, compared to the same period in 2013, was also related to these offerings.

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2014, MGIC cannot pay any dividends to our holding company without approval from the OCI. The GSEs have imposed dividend restrictions on MGIC until we are able to meet their eligibility requirements.

At September 30, 2014, we had approximately $517 million in cash and investments at our holding company.

As of September 30, 2014, our holding company’s debt obligations were $1,297 million in par value consisting of:

•	$62 million in par value of 5.375% Senior Notes due in November 2015, with an annual interest cost of approximately $3 million;

•	$345 million in par value of 5% Convertible Senior Notes due in 2017, with an annual interest cost of approximately $17 million;

•	$500 million in par value of 2% Convertible Senior Notes due in 2020, with an annual interest cost of $10 million; and

•	$390 million in par value of 9% Convertible Junior Debentures due in 2063, with an annual interest cost of approximately $35 million.

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

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	September 30, 2014	December 31, 2013
	(In millions, except ratio)

Risk in force - net (1)	$25,248	$24,054

Statutory policyholders' surplus	$1,479	$1,521
Statutory contingency reserve	206	-

Statutory policyholders' position	$1,685	$1,521

Risk-to-capital	15.0:1	15.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	September 30, 2014	December 31, 2013
	(In millions, except ratio)

Risk in force - net (1)	$30,792	$29,468

Statutory policyholders' surplus	$1,546	$1,584
Statutory contingency reserve	271	19

Statutory policyholders' position	$1,817	$1,603

Risk-to-capital	17.0:1	18.4:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($3.8 billion at September 30, 2014 and $4.7 billion at December 31, 2013) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 1 – “Nature of Business – Capital - GSEs” and Note 15 – “Statutory Capital” to our consolidated financial statements as well as our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba3 by Moody’s Investors Service with a stable outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB with a positive outlook. For further information about the importance of MGIC’s ratings, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses.”

Contractual Obligations

     At September 30, 2014, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$3,131	$66	$533	$90	$2,442
Operating lease obligations	3	1	1	1	-
Tax obligations	19	-	19	-	-
Purchase obligations	3	2	1	-	-
Pension, SERP and other post-retirement benefit plans	182	13	29	33	107
Other long-term liabilities	2,528	1,213	1,112	203	-

Total	$5,866	$1,295	$1,695	$327	$2,549

Our long-term debt obligations at September 30, 2014 include, $62.0 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in 9% Junior Convertible Debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarters ended March 31 and June 30, 2014 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2014, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2014, the modified duration of our fixed income investment portfolio was 3.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.8% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed these assessments within the IRS and in August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at September 30, 2014, there would also be interest related to these matters of approximately $164.8 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amount we would ultimately owe. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2014, those state taxes and interest would approximate $47.0 million. In addition, there could also be state tax penalties. The Notices of Deficiency also reflected additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We intend to petition the U.S. Tax Court to litigate the deficiency amounts and have until December 8, 2014 to do so. Any resulting litigation could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Our total amount of unrecognized tax benefits as of September 30, 2014 is $106.0 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Item 1 A.	Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarters ended March 31 and June 30, 2014. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

The public input period for the draft PMIERs ended September 8, 2014. We currently expect the PMIERs to be published in final form by December 31, 2014 and the “effective date” to occur 180 days thereafter. Mortgage insurers will have up to two years after the final PMIERs are published to meet the GSE Financial Requirements (the “transition period”). A mortgage insurer that fails to certify by the effective date that it meets the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

Although we believe we have sufficient claims paying resources to meet our claim obligations on our insurance in force on a timely basis, we expect that if the draft PMIERs are implemented as released, as of December 31, 2014, MGIC would have a shortfall in Available Assets. In July 2014, we projected that as of December 31, 2014, we would have a shortfall in Available Assets of approximately $600 million, and that such shortfall would be reduced through operations so that as of December 31, 2016 (the expected end of the transition period), it would be approximately $300 million. The shortfall projections at both dates assumed the risk in force and capital of MIC are repatriated to MGIC, and full credit is given in the calculation of Minimum Required Assets for our existing reinsurance transaction (approximately $500 million of credit at December 31, 2014, increasing to $600 million of credit at December 31, 2016).  However, we do not expect to receive full credit for our current reinsurance transaction. As a result, we are in discussions with the reinsurers participating in our existing reinsurance transaction regarding modifications to the agreement so that any reduction in the credit would be minimized. We have not updated these projections, but do not believe they would have changed significantly.

As of September 30, 2014, we had approximately $517 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of September 30, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking additional reinsurance and/or non-dilutive debt capital to mitigate the shortfall. We believe we will be able to use a combination of the alternatives outlined above so that MGIC will meet the GSE Financial Requirements of the draft PMIERs even if they are implemented as released. However, factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements within the transition period include the following:

•	Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of the MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;
•	We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;
•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;
•	We may not be able to achieve modifications in our existing reinsurance arrangements necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs;
•	We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons (including disapproval of the proposed transaction by a GSE); and
•	Our future operating results may be negatively impacted by the matters discussed in the rest of these risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby reducing our Available Assets and increasing our shortfall in Available Assets, or they could increase the Minimum Required Assets, also increasing our shortfall in Available Assets.

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

Since 2008, substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac. The business practices of the GSEs affect the entire relationship between them, lenders and mortgage insurers and include:

•	the level of private mortgage insurance coverage, subject to the limitations of the GSEs’ charters (which may be changed by federal legislation), when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

•	the amount of loan level price adjustments and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require mortgage insurance,

•	whether the GSEs influence the mortgage lender’s selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

•	the underwriting standards that determine what loans are eligible for purchase by the GSEs, which can affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law,

•	the programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs,

•	the terms that the GSEs require to be included in mortgage insurance policies for loans that they purchase,

•	the extent to which the GSEs intervene in mortgage insurers’ rescission practices or rescission settlement practices with lenders. For additional information, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future,” and

•	the maximum loan limits of the GSEs in comparison to those of the FHA and other investors.

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report did not provide any definitive timeline for GSE reform, however, it did recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to change the business practices of the GSEs and the FHA; however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

Dodd-Frank requires lenders to consider a borrower’s ability to repay a home loan before extending credit. The Consumer Financial Protection Bureau (“CFPB”) rule defining “Qualified Mortgage” (“QM”) for purposes of implementing the “ability to repay” law became effective in January 2014 and included a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements (the “temporary category”). The temporary category will phase out when the GSEs’ conservatorship ends, or if sooner, on January 21, 2021.

Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. In October 2014, a final rule implementing that requirement was released, which will become effective for residential mortgages one year after publication of the final rule in the Federal Register. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. As noted above, there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements. As a result, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.

We estimate that approximately 87% of our new risk written in 2013 and 84% of our new risk written in the first nine months of 2014 was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in 2013 and in the first nine months of 2014 was for loans that would have met the temporary category in CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2013 and in the first nine months of 2014, nearly all of our volume was on loans with GSE standard or higher coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose lower coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2013 and the first nine months of 2014, curtailments reduced our average claim paid by approximately 5.8% and 6.5%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012, 2013 and the first nine months of 2014, rescissions mitigated our paid losses by approximately $0.3 billion, $135 million and $75 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through the first nine months of 2014. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013. The original Agreements are filed as exhibits to that Form 8‑K and amendments were filed with our Forms 10-Q for the quarters ended September 30, 2013 and March 31, 2014, and June 30, 2014, and our Form 10-K for 2013, and amendments to the Agreement with CHL extending certain deadlines will be filed with our Form 10-Q for the quarter ended September 30, 2014. Certain portions of the Agreements are redacted and covered by confidential treatment requests that have been granted.

The Agreement with BANA covers loans purchased by the GSEs. That original Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission. The pending arbitration proceedings concerning the loans covered by that agreement have been dismissed, the mutual releases between the parties regarding such loans have become effective and the litigation between the parties regarding such loans is to be dismissed.

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

We recorded the estimated impact of the Agreements and another probable settlement in our financial statements for the quarter ending December 31, 2012. We have also recorded the estimated impact of other probable settlements, including a previously disclosed curtailment dispute with Countrywide. The estimated impact that we recorded is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $670 million, of which about 58% is related to claims paying practices subject to the Agreement with CHL and the curtailment dispute with Countrywide. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $38 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. State insurance regulatory authorities could take actions, including changes in capital requirements, that could have a material adverse effect on us. In addition, the CFPB may issue additional rules or regulations, which may materially affect our business.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”). Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Seven of these lawsuits have been dismissed without any further opportunity to appeal. The remaining lawsuit had also been dismissed by the U.S. District Court, however, the plaintiff in that lawsuit filed a motion for reconsideration by the U.S. District Court and to certify a related question of law to the Supreme Court of the State in which the U.S. District Court is located. That motion for reconsideration was denied, however, in May 2014, the plaintiff appealed the denial. The damages sought in this remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuit.

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

As previously disclosed, the Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed these assessments within the IRS and in August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at September 30, 2014, there would also be interest related to these matters of approximately $164.8 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2014, those state taxes and interest would approximate $47.0 million. In addition, there could also be state tax penalties. The Notices of Deficiency also reflected additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We intend to petition the U.S. Tax Court to litigate the deficiency amounts and have until December 8, 2014 to do so. Any resulting litigation could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Our total amount of unrecognized tax benefits as of September 30, 2014 is $106.0 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses.

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

Until 2010 the mortgage insurance industry had not had new entrants in many years. Since 2010, two new public companies were formed and began writing business and a worldwide insurer and reinsurer with mortgage insurance operations in Europe completed the purchase of a competitor and is currently writing business. Our private mortgage insurance competitors include:

•	Arch Mortgage Insurance Company,
•	Essent Guaranty, Inc.,
•	Genworth Mortgage Insurance Corporation,
•	National Mortgage Insurance Corporation.
•	Radian Guaranty Inc., and
•	United Guaranty Residential Insurance Company.

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

Historically, the level of competition within the private mortgage insurance industry has been intense and it is not expected to diminish given the presence of new entrants. Effective in December 2013, we reduced all of our borrower-paid monthly premium rates and most of our single premium rates to match competition. Effective in September 2014, we reduced many of our lender-paid single premium rates to match competition, although in certain states these reductions are pending regulatory approval. During most of 2013, when almost all of our single premium rates were above those most commonly used in the market, single premium policies were approximately 10% of our total new insurance written; they were approximately 14% in the first nine months of 2014. In addition, lenders seeking to expand their mortgage lending businesses request discounts from mortgage insurers in order to offer products that are less expensive to borrowers, which includes lender-paid singles, or request more liberal underwriting requirements. We are observing an increase in the percentage of new insurance written on lender-paid single premium policies and an increase in the number of lenders requesting customized lender-paid single premium rate programs. Certain lender-paid single premium transactions can be structured as bids on a portfolio of recently closed loans.

During 2013 and the first nine months of 2014, approximately 7% and 4%, respectively, of our new insurance written was for loans for which one lender was the original insured and our revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting requirements, which have resulted in our declining to insure some of the loans originated by our customers and insurance rescissions that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions.

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

The mix of business we write affects the likelihood of losses occurring, our Minimum Required Assets for purposes of the draft GSE Financial Requirements, and our premium yields.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of September 30, 2014, approximately 19.6% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 5.9% had FICO credit scores below 620, and 6.0% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Minimum Required Assets for purposes of the draft GSE Financial Requirements are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering loan-to-value ratio, credit score, vintage, HARP status and delinquency status. Therefore, if our direct risk-in-force increases through increases in new insurance written, or if our mix of business changes to include loans with higher loan-to-value ratios or lower credit scores, for example, we will be required to hold more Available Assets in order to maintain GSE eligibility.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements, the migration of marginally lower FICO business from the FHA to us and other private mortgage insurers and other factors, our business written in the last several quarters is expected to have a somewhat higher claim incidence than business written in recent years. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and the first nine months of 2014.

As noted above in our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” in 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers. Although that transaction reduces our premium yields, the transaction will have a lesser impact on our overall results, as losses ceded under this transaction reduce our losses incurred and the ceding commission we receive reduces our underwriting expenses. As of September 30, 2014, we have accrued a profit commission receivable of $69 million. This receivable is expected to grow materially through the term of the agreement, absent any modifications to the agreement, but the ultimate amount of the commission will depend on the ultimate level of premiums earned and losses incurred under the agreement. Any profit commission would be paid to us upon termination of the reinsurance agreement. The reinsurers are required to maintain trust funds or letters of credit to support recoverable balances for reinsurance, such as loss reserves, paid losses, prepaid reinsurance premiums and profit commissions. As such forms of collateral are in place, we have not established an allowance against these balances.

The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our then existing master policy (the “Gold Cert Endorsement”), which limited our ability to rescind coverage compared to that master policy. As of September 30, 2014, approximately 25% of our flow, primary insurance in force was written under our Gold Cert Endorsement. However, approximately 65% and 75% of our flow, primary new insurance written in 2013 and the first nine months of 2014, respectively, was written under this endorsement. The Gold Cert Endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).

To comply with requirements of the GSEs, we introduced a new master policy that applies to loans we insure with a mortgage insurance application date on or after October 1, 2014. Our rescission rights under our new master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our new master policy is filed as Exhibit 99.19 to this Form 10-Q.

As of September 30, 2014, approximately 1.5% of our primary risk in force written through the flow channel, and 20.8% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

We continue to experience material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, there is significant uncertainty surrounding what our ultimate losses will be on our 2006 and 2007 books. Our current expectation is that the incurred and paid losses from these books, although declining, will continue to generate a material portion of our total incurred and paid losses for a number of years.

Item 6.	Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2014.

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

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2014, and through updating of various statistical and other information

99.17
Sixth Amendment to Confidential Settlement Agreement and Release made as of August 31, 2014 among Mortgage Guaranty Insurance Corporation (“MGIC”), Countrywide Home Loans, Inc. (“CHL”) and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement).

99.18
Seventh Amendment to Confidential Settlement Agreement and Release made as of September 11, 2014 among Mortgage Guaranty Insurance Corporation (“MGIC”), Countrywide Home Loans, Inc. (“CHL”) and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement).

99.19	Mortgage Guaranty Insurance Corporation’s Master Insurance Policy and Declaration Page (effective for loans with mortgage insurance applications dated on or after October 1, 2014)

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.