Form 10-K
period 2014-12-31
MGIC INVESTMENT CORP
filed 2015-02-27
CIK 876437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
☒Yes ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒No

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2014: Approximately $3.1 billion*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 13, 2015: 338,920,963

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2015 Annual Meeting of Shareholders	Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

PART I
Item 1.	Business.	1
Item 1A.	Risk Factors.	37
Item 1B.	Unresolved Staff Comments.	62
Item 2.	Properties.	62
Item 3.	Legal Proceedings.	62
Item 4.	Mine Safety Disclosures.	64
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	66
Item 6.	Selected Financial Data.	67
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	69
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	114
Item 8.	Financial Statements and Supplementary Data.	115
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	192
Item 9A.	Controls and Procedures.	192
Item 9B.	Other Information.	193
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	193
Item 11.	Executive Compensation.	193
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	193
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	194
Item 14.	Principal Accountant Fees and Services.	194
PART IV
Item 15.	Exhibits and Financial Statement Schedules.	194
SIGNATURES		196
EX-10.2.12
EX-10.2.13
EX-10.6
EX-10.8
EX-10.11.1
EX-10.11.2
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-99.20
EX-99.21
EX-99.22
EX-99.23
EX-99.24

PART I

Item 1.	Business.

A.    General

We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance and ancillary services. In 2014, our net premiums written were $882.0 million and our primary new insurance written was $33.4 billion. As of December 31, 2014, our primary insurance in force was $164.9 billion and our direct primary risk in force was $42.9 billion. For further information about our results of operations, see our consolidated financial statements in Item 8. As of December 31, 2014, our principal mortgage insurance subsidiary, Mortgage Guaranty Insurance Corporation (“MGIC”), was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam.  During 2014, we wrote new insurance in each of those jurisdictions.

Overview of the Private Mortgage Insurance Industry and its Operating Environment

We established the private mortgage insurance industry in 1957 to provide a private market alternative to federal government insurance programs. Private mortgage insurance covers losses from homeowner defaults on residential mortgage loans, reducing, and in some instances eliminating, the loss to the insured institution if the homeowner defaults.

The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) have been the major purchasers of the mortgage loans underlying new insurance written by private mortgage insurers. In this annual report, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.” The GSEs purchase residential mortgages as part of their governmental mandate to provide liquidity in the secondary mortgage market. The GSEs cannot buy low down payment mortgage loans without certain forms of credit enhancement, the primary form of which is private mortgage insurance. Therefore, private mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs and plays an important role in the housing finance system by assisting consumers, especially first-time and lower net-worth homebuyers, to affordably finance homes with less than a 20% down payment. In this annual report, we refer to loans with less than 20% down payments as “low down payment” mortgages or loans. Private mortgage insurance also reduces the regulatory capital that depository institutions are required to hold against certain low down payment mortgages that they hold as assets.

The private mortgage insurance industry is greatly impacted by macroeconomic conditions that affect home loan originations and credit performance of home loans, including unemployment rates, housing prices, restrictions on mortgage credit due to stringent underwriting standards, interest rates and household formations. The financial crisis and the downturn in the housing market that began in 2007 had a significant negative impact on the industry and our company. The operating environment for private mortgage insurers has been improving in recent years as the economy has started to recover.

Currently, our business strategy is focused on 1) maximizing the amount of new insurance written while maintaining rational underwriting guidelines and pricing for appropriate returns given the credit risk undertaken, 2) continuing to manage our capital and liquidity position, 3) helping to shape the future of housing policy, and 4) maintaining our industry leading cost advantage.

During 2014, $176 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $207 billion in 2013 and $175 billion in 2012. These figures include $8 billion, $32 billion and $44 billion of refinance transactions that were originated under the Home Affordable Refinance Program (“HARP”) in 2014, 2013 and 2012, respectively. We do not include HARP transactions in our new insurance written total because we consider them a modification of the coverage on existing insurance in force. The volume of mortgages insured by private mortgage insurers decreased in 2014 compared to 2013, primarily as a result of decreased refinance activity in 2014. Although the 2014 volume was significantly greater than the recent low in 2010 of $70 billion, it remains significantly below the volumes of 2001 through 2007 when, on average, approximately $311 billion of mortgages were insured with primary coverage by private mortgage insurers.

For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the Federal Housing Administration (the “FHA”) and the Veterans Administration (“VA”). The combined market share of the FHA and VA increased significantly following the financial crisis. In 2009, the FHA and VA accounted for 84.7% of all low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance, up from 22.7% in 2007, according to statistics reported by Inside Mortgage Finance, a mortgage industry publication that computes and publishes primary market share information.

The combined market share of the FHA and VA has decreased since 2009, a trend that has been positive for the private mortgage insurance industry (although the VA has maintained its gains). The combined market share of the FHA and VA was 63.5% in 2013 and 59.4% in 2014. The decrease has been influenced by the different rate structures and changes to underwriting criteria implemented by several private mortgage insurers, including MGIC, as well as increases to FHA’s pricing and changes to its policy terms. The FHA reduced its annual mortgage insurance premiums significantly in January 2015. How this price reduction will impact the FHA’s future market share will depend in part on the future level of fees charged by the GSEs (which increases the costs to borrowers including those who purchase private mortgage insurance) and the total profitability that may be realized by mortgage lenders from securitizing FHA-insured loans through Ginnie Mae when compared to delivering loans to Fannie Mae or Freddie Mac. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – New Insurance Written,” in Item 7.

Depending on market conditions and expectations, the private mortgage insurance industry also competes with alternatives to mortgage insurance, such as capital market transactions structured to transfer risk of default on residential mortgages, investors willing to hold credit risk on their own balance sheets without credit enhancement, and “piggyback loans,” which combine a first lien loan with a second lien loan.

Our new insurance written increased to $33.4 billion in 2014 from $29.8 billion in 2013 and $24.1 billion in 2012. This increase is primarily the result of the decrease in the combined market share of the FHA and VA and the increase in MGIC’s market share within the private mortgage insurance industry. By comparison, the combined effects of the elevated market share of the FHA and VA and the depressed levels of mortgage loan originations following the financial crisis, contributed to a decrease in our new insurance written from $76.8 billion in 2007 to $12.3 billion in 2010.

For 2014, we reported net income of $251.9 million, our first year of annual profitability since 2006. During the last several years preceding the financial crisis, the mortgage lending industry increasingly made home loans to individuals with higher risk credit profiles, at higher loan-to-value (“LTV”) ratios, and based on less documentation and verification of information regarding the borrower. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. After earning an average of approximately $580 million annually from 2004 through 2006 and $169 million in the first half of 2007, we had aggregate net losses of $5.3 billion for the years 2007-2013.

Beginning in late 2007 and into 2008, we implemented a series of changes to our underwriting requirements that were designed to improve the risk profile of our new business. The loans insured in the periods leading up to the effectiveness of the new requirements continue to experience significantly higher than historical lifetime claim rates and incurred losses. From time to time, in response to market conditions, we continue to change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with the GSEs for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.

Because the GSEs have been the major purchasers of the mortgages underlying new insurance written by private mortgage insurers, the private mortgage insurance industry in the U.S. is defined in large part by the requirements and practices of the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of companies in the mortgage insurance industry. In 2008, the federal government took control of the GSEs through a conservatorship process. The Federal Housing Finance Agency (“FHFA”) is the conservator of the GSEs and has the authority to control and direct their operations. The U.S. Department of the Treasury reported its recommendations regarding options for ending the conservatorship of the GSEs in February 2011, and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress have introduced several bills intended to scale back the GSEs, however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last. See the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

The GSEs have mortgage insurer eligibility requirements for private mortgage insurers that insure loans delivered to the GSEs. In July 2014, the FHFA released draft Private Mortgage Insurer Eligibility Requirements (“draft PMIERs”). The draft PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to meet or exceed “Minimum Required Assets” (which are based an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). We currently expect the PMIERs to be published in final form no earlier than late in the first quarter of 2015 and their effective date to occur 180 days thereafter. The draft PMIERs provided mortgage insurers with up to two years after the final PMIERs are published to meet the GSE Financial Requirements (the “transition period”).
Shortly after the draft PMIERs were released, we estimated that we would have a shortfall in Available Assets on December 31, 2014, which would be somewhat reduced over a two year period. We have various alternatives available to improve MGIC’s Available Assets position, including modifying our reinsurance agreement executed in 2013, contributing additional funds that are on hand today from our holding company to MGIC, using a portion of assets available in regulated insurance affiliates of MGIC, and seeking non-dilutive debt capital.  While there can be no assurance that MGIC will meet the GSE Financial Requirements by their effective date, we believe we will implement one or more of these alternatives so that we would continue to be an eligible mortgage insurer. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

As noted in “—Reinsurance Agreements” below, in April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers. That agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions). In December 2013, we entered into an Addendum to the quota share agreement that applies to certain insurance written before April 1, 2013. We do not expect that we would receive full credit under the GSE Financial Requirements for our existing reinsurance agreement. We have recently been in discussions with the participating reinsurers regarding modifications to the agreement so that we would receive additional credit for the agreement under the GSE Financial Requirements.

In addition to the FHA, VA, other governmental agencies and the alternatives to mortgage insurance discussed above, we also compete with other mortgage insurers. The U.S. private mortgage insurance industry has historically been very competitive and has become even more so with the addition of three new entrants, including two newly capitalized start-ups that are not encumbered with a portfolio of pre-financial crisis mortgages and one mortgage insurer where customer focus was significantly expanded following its acquisition by a worldwide insurer and reinsurer. The industry currently consists of seven active mortgage insurers and their affiliates.

As market conditions change, we change the types of loans that we insure as well as the underwriting requirements and terms under which we insure them. Price competition has been present in the market for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. Currently, we are seeing price competition in the form of lender-paid single premium programs customized for individual lenders with rates materially lower than those on the standard rate card. During most of 2013, when almost all of our single premium rates were above those most commonly used in the market, single premium policies were approximately 10% of our total new insurance written; they were approximately 15% in 2014 and we expect a higher percentage in 2015 primarily as a result of us selectively matching reduced rates. The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life. Currently, we expect to receive less lifetime premium from a new lender-paid single premium policy than we would from a new borrower-paid monthly premium policy. As a result of the recent increase in the percentage of our new insurance written from lender-paid single premium policies, our weighted average premium rate on new insurance written has decreased from 2013 to 2014. As the percentage of our new business represented by lender-paid single premium policies continues to grow, all other things equal, our weighted average premium rates on new insurance written in the future will decrease. If we reduce or discount prices on any premium plan in response to future price competition, it may further decrease our weighted average premium rates.

Our losses incurred from our risk in force have declined in recent years in part due to the improving economy and the run-off of the insurance policies we wrote before the financial crisis, both of which resulted in fewer defaulted loans, as well as an improved cure rate on defaulted loans. Our losses incurred were $496.1 million in 2014, compared to $838.7 million in 2013 and $2.1 billion in 2012. Although rescissions materially reduced our incurred losses in 2009 and 2010, they had no significant impact on our losses incurred in 2011 through 2014, other than a 2012 reduction in the rescission benefit in loss reserves of $0.2 billion due to probable rescission settlement agreements. Although our loss reserves as of December 31, 2014 continued to be impacted by expected rescission activity, the impact was less than as of December 31, 2013 and December 31, 2012, and significantly less than as of December 31, 2011, in part due to the run-off of insurance policies we wrote between 2005-2008 and the effects of rescission settlement agreements we entered into.

The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our then existing master policy (the “Gold Cert Endorsement”), which limited our ability to rescind coverage compared to that master policy. To comply with requirements of the GSEs, in 2014 we introduced a new master policy. Our rescission rights under our new master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, will be written under our new master policy. As of December 31, 2014, approximately 29% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our new master policy.

Although loan modification programs continued to mitigate our losses in 2014, the number of completed loan modifications in 2014 was somewhat less than in 2013 and 2012. We currently expect new loan modifications will continue to only modestly mitigate our losses in 2015. For more information, see the risk factor titled “Loan modifications and other similar programs may not continue to provide benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified” in Item 1A.

Private mortgage insurers are subject to comprehensive, detailed regulation by state insurance departments. The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, currently the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. We funded MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, to write new business in jurisdictions where MGIC no longer met, and was not able to obtain a waiver of, the State Capital Requirements. In the third quarter of 2012, we began writing new mortgage insurance in MIC in those jurisdictions. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. As a result, later in 2013, MGIC was again able to write new business in all jurisdictions and MIC suspended writing new business. At December 31, 2014, MGIC’s risk-to-capital ratio was 14.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $673 million above the required MPP of $1.0 billion.

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

Due to the changing environment described above, as well as other factors discussed below, at this time we are facing the following significant uncertainties:

•	Whether we will comply with the new GSE Financial Requirements when they become effective and, therefore, may continue to write insurance on new residential mortgage loans that are sold to the GSEs. For additional information about this uncertainty, see Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 and our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

•	Whether competition from other mortgage insurers, the FHA and VA will result in a loss of our market share, a decrease in our revenues as a result of price competition or an increase in our losses as a result of the effects of competition on underwriting guidelines. For additional information about this uncertainty, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A possible restructuring or change in the charters of the GSEs could significantly affect our business. For additional information about this uncertainty, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — GSE Reform” in Item 7 and our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

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

Mortgage Insurance

In general, there are two principal types of private mortgage insurance: “primary” and “pool.” In our industry, a “book” is a group of loans that a mortgage insurer insures in a particular period, normally a calendar year. We refer to the insurance that has been written by MGIC (including MIC for portions of 2012 and 2013) as the “MGIC Book.”

Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers a percentage of the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure or sale process, which over the past several years has been lengthened, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. Primary insurance can be written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New primary insurance written was $33.4 billion in 2014, compared to $29.8 billion in 2013 and $24.1 billion in 2012.

The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance) for the MGIC Book as of the dates indicated.

Primary Insurance and Risk In Force

	December 31,
	2014	2013	2012	2011	2010
	(In billions)
Direct Primary Insurance In Force	$164.9	158.7	$162.1	$172.9	$191.3

Direct Primary Risk In Force	$42.9	41.1	$41.7	$44.5	$49.0

For loans sold to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2014, nearly all of our volume was on loans with GSE standard or higher coverage.

For loans that are not sold to the GSEs, the lender determines the coverage percentage from those that we offer. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim, and lower coverage percentages generally result in decreased severity. We charge higher premium rates for higher coverage percentages. However, there can be no assurance that the higher premium rates adequately reflect the risks associated with higher coverage percentages. In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for loans in default. Because, historically, relatively few defaults occur in the early years of a book of business, the higher premium revenue from higher coverage has historically been recognized before any significant higher losses resulting from that higher coverage may be incurred. For more information, see “- Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation - Claims.”

In general, mortgage insurance coverage cannot be terminated by the insurer. However, subject to any restrictions, such as are in our Gold Cert Endorsement or our revised master policy, we may terminate or rescind coverage for, among other reasons, non-payment of premium, and in the case of fraud, certain material misrepresentations made in connection with the application for the insurance policy or if the loan was never eligible for coverage under our policy. For more information, see “— Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Loss Mitigation.” Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower’s request when the principal balance of the loan is 80% or less of the home’s current value.

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

The percentage of primary new insurance written with respect to loans representing refinances was 13% in 2014, compared to 26% in 2013 and 36% in 2012. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. When a lender and borrower modify a loan rather than replace it with a new one, or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans, including those modified under HARP, are not included in our new insurance written.

In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and thus take into account, among other things, the loan-to-value ratio, the borrower’s credit score, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage), the mortgage term and whether the property is the borrower’s primary residence. Prior to 2010, only our premium rates for A-, subprime loans and certain other loans varied based on the borrower’s credit score. See footnote 2 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” below for the definitions of A-, subprime and reduced documentation loans, as such terms are used in this annual report.

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

During 2014, 2013 and 2012, the single premium plan represented approximately 15%, 10% and 9%, respectively, of our new insurance written. The monthly premium plan represented approximately 85%, 90% and 91%, respectively. The annual premium plan represented less than 1% of new insurance written in each of those years. As noted above, our single premium plan policies have increased in part as a result of the 2014 and 2013 reductions in our single premium rates and our selectively matching reduced rates being offered by competitors. We expect a higher percentage of business from single premium plans, including lender-paid single premium plans, in 2015. Currently, we expect to receive less lifetime premium from a new lender-paid single premium policy than we would from a new borrower-paid monthly premium policy. As the percentage of our new business represented by lender-paid single premium policies continues to grow, all other things equal, our weighted average premium rates on new insurance written in the future will decrease. If we reduce or discount prices on any premium plan in response to future price competition, it may further decrease our weighted average premium rates.

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

We have written no new pool risk since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. Our direct pool risk in force was $0.8 billion ($0.3 billion on pool policies with aggregate loss limits and $0.5 billion on pool policies without aggregate loss limits) at December 31, 2014, compared to $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at December 31, 2013, and $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at December 31, 2012.

Wall Street Bulk Transactions. In the fourth quarter of 2007, we stopped writing bulk insurance for loans that served as collateral in home equity securitizations (we refer to these as “Wall Street bulk transactions”). These securitizations represented approximately 6% of our risk in force at December 31, 2014. In general, the loans insured by us in Wall Street bulk transactions consisted of loans with reduced underwriting documentation, cash out refinances that exceed the standard underwriting requirements of the GSEs, A- loans, subprime loans and jumbo loans. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. For more information about conforming loan limits, see footnote 4 to the table titled “Characteristics of Primary Risk in Force” in “— Risk in Force and Product Characteristics of Risk in Force” below.

Geographic Dispersion

The following tables reflect the percentage of primary risk in force in the top 10 states and top 10 core-based statistical areas for the MGIC Book at December 31, 2014:

Dispersion of Primary Risk in Force

Top 10 States

1.	California	7.7%
2.	Texas	6.5
3.	Florida	5.9
4.	Pennsylvania	5.2
5.	Ohio	4.7
6.	Illinois	4.0
7.	Michigan	3.7
8.	New York	3.6
9.	Washington	3.4
10.	Georgia	3.3
Total		48.0%

Top 10 Core-Based Statistical Areas

1.	Chicago-Naperville-Joliet	2.7%
2.	Atlanta-Sandy Springs-Marietta	2.3
3.	Houston-Baytown-Sugarland	2.1
4.	Washington-Arlington-Alexandria	1.9
5.	Philadelphia	1.9
6.	Los Angeles-Long Beach-Glendale	1.9
7.	Minneapolis-St. Paul-Bloomington	1.8
8.	Seattle-Bellevue-Everett	1.5
9.	Denver-Aurora-Broomfield	1.5
10.	Portland-Vancouver-Hillsboro	1.5
Total		19.1%

The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

Insurance In Force by Policy Year

The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2014, by year(s) of policy origination since we began operations in 1985:

Primary Insurance In Force by Policy Year

Policy Year	Total (In millions)	Percent of Total
1985-2003	$5,590	3.4%
2004	4,440	2.7
2005	8,520	5.2
2006	13,333	8.1
2007	28,311	17.2
2008	15,654	9.5
2009	4,979	3.0
2010	4,199	2.5
2011	6,177	3.8
2012	16,868	10.2
2013	25,269	15.3
2014	31,578	19.1
Total	$164,918	100.0%

Risk In Force and Product Characteristics of Risk in Force

At each of December 31, 2014 and 2013, 98% of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2014, by year(s) of policy origination since we began operations in 1985:

Primary Risk In Force by Policy Year

Policy Year	Total (In millions)	Percent of Total
1985-2003	$1,573	3.7%
2004	1,276	2.9
2005	2,422	5.6
2006	3,634	8.5
2007	7,285	17.0
2008	3,938	9.2
2009	1,133	2.6
2010	1,098	2.5
2011	1,627	3.8
2012	4,375	10.2
2013	6,523	15.2
2014	8,062	18.8
Total	$42,946	100.0%

The following table reflects at the dates indicated the (1) total dollar amount of primary risk in force for the MGIC Book and (2) percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination, by the categories indicated.

Characteristics of Primary Risk in Force

	December 31, 2014	December 31, 2013
Primary Risk in Force (In Millions):	$42,946	$41,060

Loan-to-value ratios:(1)
95.01% and above	18.7%	22.1%
90.01-95%	44.5	39.6
85.01-90%	30.4	31.3
80.01-85%	4.6	4.9
80% and below	1.8	2.1
Total	100.0%	100.0%
Loan Type:
Fixed(2)	93.8%	95.0%
Adjustable rate mortgages (“ARMs”)(3)	6.2	5.0
Total	100.0%	100.0%
Original Insured Loan Amount:(4)
Conforming loan limit and below	96.1%	95.4%
Non-conforming	3.9	4.6
Total	100.0%	100.0%
Mortgage Term:
15-years and under	3.1%	3.3%
Over 15 years	96.9	96.7
Total	100.0%	100.0%
Property Type:
Single-family detached	87.0%	90.9%
Condominium/Townhouse/Other attached	12.3	8.4
Other(5)	0.7	0.7
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	96.4%	95.9%
Second home	2.3	2.4
Investor property	1.3	1.7
Total	100.0%	100.0%
Documentation:
Reduced documentation(6)	4.8%	5.8%
Full documentation	95.2	94.2
Total	100.0%	100.0%
FICO Score:(7)
Prime (FICO 620 and above)	94.4%	93.3%
A Minus (FICO 575 – 619)	4.3	5.1
Subprime (FICO below 575)	1.3	1.6
Total	100.0%	100.0%

(1)	Loan-to-value ratio represents the ratio (expressed as a percentage) of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and does not reflect subsequent housing price appreciation or depreciation. Subordinate mortgages may also be present.

(2)	Includes fixed rate mortgages with temporary buydowns (where in effect the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan), ARMs in which the initial interest rate is fixed for at least five years and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).

(3)	Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2014 and 2013, represented 0.9% and 1.1%, respectively, of primary risk in force. As indicated in note (2), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2014 and 2013, ARMs with loan-to-value ratios in excess of 90% represented 0.9% and 1.1%, respectively, of primary risk in force.

(4)	Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit, for one unit properties, is subject to annual adjustment and was $417,000 for 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008 and remained at such level through September 30, 2011. The limit was decreased to $417,000 although it remains $625,500 in high cost communities for loans originated after September 30, 2011. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(5)	Includes cooperatives and manufactured homes deemed to be real estate.

(6)	Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2014 and 2013, reduced documentation loans represented 4.8% and 5.8% respectively, of primary risk in force. In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(7)	Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for new insurance written in 2014 and 2013 was 743 and 752, respectively. The FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO credit score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

Other Products and Services

Contract Underwriting. A non-insurance subsidiary of ours performs contract underwriting services for lenders. In performing those services, we underwrite loans to conform to prescribed guidelines. The guidelines might be the lender's own guidelines or the guidelines of Fannie Mae, Freddie Mac or a non-GSE investor. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. The complaint in the RESPA litigation that we settled in 2003, which litigation is referred to in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A, alleged, among other things, that the pricing of contract underwriting provided by us violated RESPA.

Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. The contract remedy expense of the subsidiary performing the contract underwriting services was approximately $4 million, $5 million and $27 million for the years ended December 31, 2014, 2013 and 2012, respectively. Claims for remedies may be made a number of years after the underwriting work was performed.

Other. We provide various fee-based services for the mortgage finance industry, such as analysis of loan originations, loan portfolios and servicing portfolios; training; and mortgage lead generation.

Reinsurance Agreements.

At December 31, 2014, approximately 61% of our insurance in force is subject to reinsurance agreements, compared to 55% at December 31, 2013. For the fourth quarter of 2014 approximately 87% of our new insurance written was subject to reinsurance agreements, compared to 92% in the fourth quarter of 2013.

External Reinsurance. In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers. These reinsurers are not captive reinsurers. The April 2013 agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions) and covers incurred losses, with renewal premium through December 31, 2018. Early termination is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission. In December 2013, we entered into an Addendum to that quota share agreement that includes a 40% quota share that applies to certain insurance written before April 1, 2013.  Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it may reduce the amount of capital we are required to retain against potential future losses for rating agency and insurance regulatory purposes. Although our quota share reinsurance agreement has been approved by the GSEs, we do not expect it would be given full credit under the GSE Financial Requirements when they become effective. We have been in discussions with the participating reinsurers regarding modifications to the agreement so that we would receive additional credit under the GSE Financial Requirements. If MGIC is disallowed full credit under either the GSE Financial Requirements or the State Capital Requirements, MGIC may terminate the agreement, without penalty.

Captive Reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. Since June 2005, various state and federal regulators have conducted investigations or requested information regarding captive mortgage reinsurance arrangements in which we participated, in part, in order to consider compliance with the Real Estate Settlement Procedures Act (“RESPA”). In 2013, the U.S. District Court for the Southern District of Florida approved a settlement between MGIC and the CFPB that resolved federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. Three other mortgage insurers agreed to similar settlements. As part of the settlements, MGIC and the other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

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

Seven mortgage insurers, including MGIC, were involved in litigation alleging that “inflated” captive reinsurance premiums were paid in violation of RESPA. MGIC’s settlement of this class action litigation against it became final in October 2003. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts.  The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. Seven of those cases had been dismissed prior to February 2015 without any further opportunity to appeal. Of the remaining five cases, three were dismissed with prejudice in February 2015 pursuant to stipulations of dismissal from the plaintiffs, and the remaining two cases are expected to be dismissed with prejudice in connection with plaintiffs' stipulations in such cases. There can be no assurance that we will not be subject to further litigation under RESPA or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

For further information about our reinsurance agreements, see Note 11, “Reinsurance,” to our consolidated financial statements in Item 8.

Customers

Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 19.5% of our new insurance written on a flow basis in 2014, compared to 23.0% in 2013 and 24.8% in 2012.  Our largest customer accounted for approximately 4% of our flow new insurance written in 2014 compared to approximately 7% in 2013. Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting requirements, which have resulted in our declining to insure some of the loans originated by our customers and insurance rescissions that affect the customer.  Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

Sales and Marketing and Competition

Sales and Marketing. We sell our insurance products through our own employees, located throughout all regions of the United States and in Puerto Rico.

Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and the VA. These agencies sponsor government-backed mortgage insurance programs, which during 2014, 2013 and 2012 accounted for approximately 59.4%, 63.5% and 68.1%, respectively, of the total low down payment residential mortgages which were subject to governmental or primary private mortgage insurance. For more information about the market share of the FHA and VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.
In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

The private mortgage insurance industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on pricing, underwriting requirements, financial strength, customer relationships, name recognition, reputation, the strength of our management team and field organization, the ancillary products and services provided to lenders (including contract underwriting services), the depth of our databases covering insured loans and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.

The U.S. private mortgage insurance industry currently consists of seven active mortgage insurers and their affiliates. The names of these mortgage insurers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A. Until 2010 the mortgage insurance industry had not had new entrants in many years. Since 2010, two new public companies were formed and began writing business and a worldwide insurer and reinsurer with mortgage insurance operations in Europe completed the purchase of a competitor and is currently writing business. At December 31, 2014, we had the third largest book of direct primary insurance in force. According to Inside Mortgage Finance, through 2010, we had been the largest private mortgage insurer (as measured by new insurance written) for more than ten years. In 2014, we had the third largest market share (as measured by new insurance written) and it was 19.8% in 2014, compared to 16.4% in 2013 and 18.4% in 2012, in each case excluding HARP refinances.

The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business, in part because it was required in order to maintain the highest level of eligibility with the GSEs. At the time that this annual report was finalized, the financial strength of MGIC was rated Ba3 (with a stable outlook) by Moody’s Investors Service and BB+ (with a stable outlook) by Standard & Poor’s Rating Services. As a result of MGIC’s financial strength rating being below Aa3/AA-, it has been operating with each GSE as an eligible insurer under a remediation plan. As noted above, the GSEs are revising their mortgage insurer eligibility requirements including by replacing the financial strength rating requirements with the GSE Financial Standards. For further information about the importance of MGIC’s capital, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A. Depending on the evolution of housing finance reform, the level of issuances of non-GSE mortgage-backed securities (“MBS”) may increase in the future. Financial strength ratings may be considered by issuers of non-GSE MBS in determining whether to purchase private mortgage insurance for loans supporting such securities. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

Risk Management

We believe that mortgage credit risk is materially affected by:

•	the borrower’s credit profile, including the borrower’s credit history, debt-to-income ratios and cash reserves, and the willingness of a borrower with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home;

•	the loan product, which encompasses the loan-to-value ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property and the purpose of the loan;

•	origination practices of lenders and the percentage of coverage on insured loans;

•	the size of insured loans; and

•	the condition of the economy, including housing values and employment, in the area in which the property is located.

We believe that, excluding other factors, claim incidence increases:

•	for loans to borrowers with lower FICO credit scores compared to loans to borrowers with higher FICO credit scores;

•	for loans with less than full underwriting documentation compared to loans with full underwriting documentation;

•	during periods of economic contraction and housing price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and housing price appreciation;

•	for loans with higher loan-to-value ratios compared to loans with lower loan-to-value ratios;

•	for ARMs when the reset interest rate significantly exceeds the interest rate of loan origination;

•	for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment;

•	for loans in which the original loan amount exceeds the conforming loan limit compared to loans below that limit; and

•	for cash out refinance loans compared to rate and term refinance loans.

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

Beginning in late 2007 and into 2008, we implemented a series of changes to our underwriting requirements that were designed to improve the risk profile of our new business. The changes primarily affected borrowers who had multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorized as higher risk. Beginning in September 2009, we have made changes to our underwriting  requirements that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future.

Delegated Underwriting and Automated Underwriting. In the past, we allowed approved lenders to commit us to insure loans originated through the flow channel using their own underwriting guidelines that we had pre-approved. Subsequently, some lenders developed their own automated underwriting systems. After we reviewed such systems, we agreed to allow certain lenders to commit us to insure loans that their systems approved. From 2000 through January 2007, the use of automated underwriting systems by the GSEs and lenders increased materially. During this same period, we allowed loans approved by the automated underwriting systems of the GSEs and certain approved lenders to be automatically approved for MGIC mortgage insurance. As a result, during this period, a substantial majority of the loans insured by us through the flow channel were approved as a result of loan approvals by automated underwriting systems. Beginning in 2007 and continuing through 2012, loans would not automatically be insured by us even though the loans were approved by the underwriting systems described above. Beginning in 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements, the migration of marginally lower FICO business from the FHA to us (which we believe also occurred for  other private mortgage insurers) and other factors, our business written in the last several quarters is expected to have a somewhat higher claim incidence than business written in recent years. However, we believe this business presents an acceptable level of risk.

Most applications for mortgage insurance are submitted to us electronically and we rely upon the lender’s representations and warranties that the data submitted is true and correct when making our insurance decision. In the case of electronic submissions, a lender transmits application data to us through a variety of electronic interfaces and all submitted data is electronically evaluated against our underwriting requirements. If the loan meets the underwriting requirements, a commitment to insure the loan is issued. If the requirements are not met, the loan is reviewed by one of our underwriters. Substantially all of the remaining applications are accompanied by documents from the lender’s loan origination file. Data is entered from those applications and electronically evaluated against our underwriting requirements, in addition to a review of the documents by our underwriters. If the loan meets the underwriting requirements, a commitment to insure the loan is issued. Our underwriters are authorized to approve loans that do not meet all of our underwriting requirements, including after discussing the loan with the lender. Together, the number of loans for which underwriting exceptions were made accounted for fewer than 2% of the loans we insured in each of 2013 and 2014.

Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation

Exposure to Catastrophic Loss. The private mortgage insurance industry has from time to time experienced catastrophic losses similar to the losses we have experienced in recent years. For background information about the current cycle of such losses, refer to “General – Overview of Private Mortgage Insurance Industry and its Operating Environment” above. To the extent our premium yield materially declines without either a corresponding decrease in our risk written or achieving other benefits, we become less likely to be able to withstand the occurrence of a catastrophic loss scenario. Prior to the most recent cycle of such losses, the last time that private mortgage insurers experienced substantial losses was in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed, particularly on pool insurance. These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (1) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (2) the lenders’ development of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (3) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

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

The following table shows the number of primary and pool loans insured in the MGIC Book, including A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2010-2014:

Default Statistics for the MGIC Book

	December 31,
	2014	2013	2012	2011	2010

PRIMARY INSURANCE
Insured loans in force	968,748	960,163	1,006,346	1,090,086	1,228,315
Loans in default (1)	79,901	103,328	139,845	175,639	214,724
Default rate – all loans	8.25%	10.76%	13.90%	16.11%	17.48%
Prime loans in default (2)	50,307	65,724	90,270	112,403	134,787
Default rate – prime loans	5.82%	7.82%	10.44%	12.20%	13.11%
A-minus loans in default (2)	13,021	16,496	20,884	25,989	31,566
Default rate – A-minus loans	27.61%	30.41%	32.92%	35.10%	36.69%
Subprime loans in default (2)	5,228	6,391	7,668	9,326	11,132
Default rate – subprime loans	35.20%	38.70%	40.78%	43.60%	45.66%
Reduced documentation loans delinquent (3)	11,345	14,717	21,023	27,921	37,239
Default rate – reduced doc loans	27.08%	30.41%	35.23%	37.96%	41.66%
POOL INSURANCE
Insured loans in force (4)	62,869	87,584	119,061	374,228	468,361
Loans in default	3,797	6,563	8,594	32,971	43,329
Percentage of loans in default (default rate)	6.04%	7.49%	7.22%	8.81%	9.25%

General Notes:

(a)	Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums. In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insured loans in force. Loans where servicers have stopped paying premiums include 4,074 defaults with risk in force of $205 million as of December 31, 2014.

(b)	During the 4th quarter of 2011 we conducted a review of our single life of loan policies and concluded that approximately 21,000 of these policies were no longer in force, and as a result we canceled these policies with insurance in force of approximately $2.3 billion and risk in force of approximately $0.5 billion.

(1)	At December 31, 2014, 2013, 2012, 2011 and 2010, 4,746, 6,948, 11,731, 12,610 and 20,898 loans in default, respectively, were in our claims received inventory.

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

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(4)	The number of loans insured under pool policies declined significantly from 2011 to 2012, partly due to the cancellation of certain pool policies due to the exhaustion of their aggregate loss limits.

Different areas of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of primary loans we insured that were in default as of December 31, 2014, 2013 and 2012 for the 15 states for which we paid the most losses during 2014:

State Default Rates

	December 31,
	2014	2013	2012
Florida	17.66%	27.48%	36.49%
Illinois	10.28	14.28	20.12
California	5.87	8.22	13.79
Maryland	12.80	17.08	20.59
Pennsylvania	8.26	10.06	11.84
Ohio	6.48	8.46	10.76
New Jersey	18.72	21.87	24.76
Washington	5.59	8.26	13.25
Georgia	8.15	10.67	14.68
Michigan	5.45	7.43	10.35
New York	14.97	16.56	17.48
North Carolina	7.34	9.91	12.91
Arizona	5.66	8.45	14.63
Nevada	13.68	20.06	30.32
Wisconsin	5.07	6.27	8.65
All other states	7.05	8.75	10.62

The primary default inventory in those same states as of December 31, 2014, 2013 and 2012 appears in a table found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – Losses – Losses Incurred,” in Item 7.

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

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern for other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2014, 45% of our primary insurance in force was written subsequent to December 31, 2011, 48% was written subsequent to December 31, 2010, and 51% was written subsequent to December 31, 2009. See “Our Products and Services - Mortgage Insurance - Insurance In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is the amount of the average claim size, which is generally referred to as claim severity. The primary average claim paid on the MGIC Book was $45,596 in 2014, compared to $46,375 in 2013, $48,722 in 2012, $49,887 in 2011 and $50,173 in 2010.The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts and local market conditions.

Information about net claims we paid during 2014, 2013 and 2012 appears in the table below.

Net paid claims (In millions)
	2014	2013	2012
Prime (FICO 620 & >)	$755	$1,163	$1,558
A-Minus (FICO 575-619)	124	179	235
Subprime (FICO < 575)	38	50	65
Reduced doc (All FICOs) (1)	157	219	372
Pool (2)	84	104	334
Other (3)	1	107	5
Direct losses paid	$1,159	$1,822	$2,569
Reinsurance	(34)	(61)	(90)
Net losses paid	$1,125	$1,761	$2,479
LAE	29	36	45
Net losses and LAE before terminations	$1,154	$1,797	$2,524
Reinsurance terminations	-	(3)	(6)
Net losses and LAE paid	$1,154	$1,794	$2,518

(1)	In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(2)	2014, 2013 and 2012 include $42 million, $42 million and $100 million, respectively, paid under the terms of the settlement with Freddie Mac as discussed under Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8.

(3)	2013 includes $105 million associated with the implementation of the Countrywide settlement as discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8.

Primary claims paid for the top 15 states (based on 2014 paid claims, excluding payments associated with the Countrywide settlement) and all other states for the years ended December 31, 2014, 2013 and 2012 appear in a table found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – Losses – Losses Incurred,” in Item 7.

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

Loss Mitigation. Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2014 and 2013, curtailments reduced our average claim paid by approximately 6.7% and 5.8%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans and claim denials, which we collectively refer to as “rescissions” and variations of this term, were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses, however, the percentage of claims that have been resolved through rescission has significantly declined. We expect that the percentage of claims that will be resolved through rescissions will continue to decline. For further information, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

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

If we are unable to reach a settlement, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies in effect prior to October 1, 2014, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, and under our master policy effective October 1, 2014, such proceedings may be brought up two years from the date of the notice of rescission. In a few jurisdictions there is a longer time to bring such proceedings.

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

The estimated impact of the BANA and CHL agreements and other probable settlements has been recorded in our financial statements. The estimated impact that we recorded for probable settlements is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $626 million, of which about 60% is related to claims paying practices subject to the agreement with CHL and previously disclosed curtailment matters with Countrywide. If we are not able to implement the agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal proceedings with customers with respect to our claims paying practices. Although it is reasonably possible that, when these discussions or legal proceedings are completed, we will not prevail in all cases, we are unable to make a reasonable estimate of the potential liability. We estimate the maximum exposure associated with these discussions and legal proceedings to be approximately $16 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

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

The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under the Gold Cert Endorsement, which limited our ability to rescind coverage compared to our master policy in effect at that time. Our rescission rights under our new master policy introduced in 2014 are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them.

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

Our reserving process bases our estimates of future events on our past experience. However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods,” and “Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.”

After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish a premium deficiency reserve, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established reserves. In the fourth quarter of 2007, we recorded a premium deficiency reserve of $1.2 billion relating to Wall Street bulk transactions remaining in our insurance in force. As of December 31, 2014, this premium deficiency reserve was $24 million.

C.	Investment Portfolio

Policy and Strategy

At December 31, 2014, the fair value of our investment portfolio was approximately $4.6 billion. In addition, at December 31, 2014, our total assets included approximately $215 million of cash and cash equivalents. At December 31, 2014, of our portfolio plus cash and cash equivalents, approximately $491 million was held at our parent company and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2014, approximately 73% of our investment portfolio (excluding cash and cash equivalents) is managed by Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion of our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

Our current investment policy emphasizes preservation of capital. Therefore, our investment portfolio consists almost entirely of high-quality, investment grade, fixed-income securities. Our investment portfolio strategy encompasses tax efficiency. The mix of tax-exempt municipal securities in our investment portfolio will increase with sustained profitability of the company. The goal is maintain or grow net investment income through a combination of investment income and tax advantages. Also, our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements.

Our investment policies in effect at December 31, 2014 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. They also limit the amount of investment in foreign governments and foreign domiciled securities and in any individual foreign country. The aggregate market value of the holdings of a single obligor, or type of investment, as applicable, is limited to:

U.S. government securities	No limit
Pre-refunded municipals escrowed in Treasury securities	No limit
U.S. government agencies (in total)(1)	15% of portfolio market value
Securities rated “AA” or “AAA”	3% of portfolio market value
Securities rated “BBB” or “A”	2% of portfolio market value
Foreign governments & foreign domiciled securities (in total)	10% of portfolio market value
Individual AAA rated foreign countries	3% of portfolio market value
Individual below AAA rated foreign countries	1% of portfolio market value

(1)	As used with respect to our investment portfolio, U.S. government agencies include GSEs (which, in the sector table below are included as part of U.S. Treasuries) and Federal Home Loan Banks.

At December 31, 2014, approximately 83% of our total fixed income investment portfolio was invested in securities rated “A” or better, with 31% rated “AAA” and 17% rated “AA,” in each case by at least one nationally recognized securities rating organization. For information related to the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” in Item 7.

Investment Operations

At December 31, 2014, the sectors of our investment portfolio were as shown in the table below:

Percentage of Portfolio’s Fair Value
1. Corporate	58.8%
2. Taxable Municipals	16.3
3. U.S. Treasuries	7.5
4. Asset Backed	7.3
5. GNMA Pass-through Certificates	7.0
6. Tax-Exempt Municipals	1.5
7. Foreign Governments	0.8
8. Escrowed/Prerefunded Municipals	0.7
9. Other	0.1
100.0%

We had no derivative financial instruments in our investment portfolio. Securities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 7%, 48%, 25% and 20%, respectively, of the total fair value of our investment in debt securities. Our pre-tax yield was 2.2%, 1.7% and 1.7% for 2014, 2013 and 2012, respectively.

Our ten largest holdings at December 31, 2014 appear in the table below:

Fair Value (In thousands)
1. JP Morgan Chase	$73,922
2. Morgan Stanley	59,139
3. Goldman Sachs Group Inc	50,929
4. General Electric Capital Corp	45,460
5. Bear Stearns Commercial Mortgage	41,728
6. Met Life	40,329
7. America Honda Finance	35,995
8. American Express Credit	32,803
9. Amazon.com	31,299
10. New York NY	31,058
$442,662

Note: This table excludes securities issued by U.S. government, U.S. government agencies, GSEs and the Federal Home Loan Banks.

For further information concerning investment operations, see Note 6, “Investments,” to our consolidated financial statements in Item 8.

D.	Regulation

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

The CFPB was established by the Dodd-Frank Act to regulate the offering and provision of consumer financial products or services under federal law. The CFPB’s 2014 rules implementing laws that require mortgage lenders to make ability-to-pay determinations prior to extending credit affected the characteristics of loans being originated and the volume of loans available to be insured. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business apart from any action it may take as a result of its investigation of captive mortgage reinsurance. Such rules and regulations could have a material adverse effect on us.

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

Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, for information about regulations governing our capital adequacy and our expectations regarding our future capital position. See "Management's Discussion and Analysis - Liquidity and Capital Resources - Capital" in Item 7 for information about our current capital position.

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

Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Office of the Commissioner of the State of Wisconsin (the “OCI”). The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC is licensed require notification to the state’s insurance department a specified time before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. For further information about regulatory proceedings applicable to us and our industry, see “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs. These requirements are subject to change from time to time. Currently, MGIC is an approved mortgage insurer for both Freddie Mac and Fannie Mae but its longer term eligibility could be negatively affected as discussed, under “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then members of Congress introduced several bills intended to scale back the GSEs; however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last. For additional information about the potential impact that any such changes in the GSE’s roles may have on us, see the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

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

At December 31, 2014, we had approximately 800 full- and part-time employees, of whom approximately 31% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” employees has ranged from fewer than 70 to more than 220.

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

Since 2008, substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac (the “GSEs”), each of which has mortgage insurer eligibility requirements. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet the financial strength rating requirement (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB+ (with a stable outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan.

In July 2014, the conservator of the GSEs, the Federal Housing Finance Agency (“FHFA”), released draft Private Mortgage Insurer Eligibility Requirements (“draft PMIERs”). The draft PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to meet or exceed “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

The public input period for the draft PMIERs ended September 8, 2014. We currently expect the PMIERs to be published in final form no earlier than late in the first quarter of 2015 and the “effective date” to occur 180 days thereafter. Under the draft PMIERs, mortgage insurers would have up to two years after the final PMIERs are published to meet the GSE Financial Requirements (the “transition period”). A mortgage insurer that fails to certify by the effective date that it meets the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

Shortly after the draft PMIERs were released, we estimated that we would have a shortfall in Available Assets of approximately $600 million on December 31, 2014, which was when the final PMIERs were expected to be published. We also estimated that the shortfall would be reduced to approximately $300 million through operations over a two year period. Those shortfall projections assumed the risk in force and capital of MGIC’s MIC subsidiary would be repatriated to MGIC, and full credit would be given in the calculation of Minimum Required Assets for our reinsurance agreement executed in 2013 (approximately $500 million of credit at December 31, 2014, increasing to $600 million of credit over two years).  However, as we said at the time, we do not expect our existing reinsurance agreement would be given full credit under the PMIERs. Applying the same assumptions, but considering the delay in publication of the final PMIERs, our shortfall projections have improved modestly. Also, we have been in discussions with the participating reinsurers regarding modifications to the agreement so that we would receive additional PMIERs credit.

In addition to modifying our reinsurance agreement, we believe we will be able to use a combination of the alternatives outlined below so that MGIC will meet the GSE Financial Requirements of the draft PMIERs even if they are implemented as released. As of December 31, 2014, we had approximately $491 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of December 31, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking non-dilutive debt capital to mitigate the shortfall. Factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements within the transition period include the following:

•
Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;

•
We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;

•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;
•	We may not be able to achieve modifications in our existing reinsurance agreement necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs;

•
We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons (including disapproval of the proposed agreement by a GSE); and

•
Our future operating results may be negatively impacted by the matters discussed in the rest of these risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby increasing our shortfall in Available Assets.

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

If we are required to increase the amount of Available Assets we hold in order to continue to insure GSE loans, the amount of capital we hold may increase. If we increase the amount of capital we hold with respect to insured loans, our returns may decrease unless we increase premiums. An increase in premium rates may not be feasible for a number of reasons, including competition from other private mortgage insurers, the Federal Housing Administration (“FHA”), the Veteran’s Administration (“VA”) or other credit enhancement products.

The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.

Alternatives to private mortgage insurance include:

•	lenders using government mortgage insurance programs, including those of the FHA and VA,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

•
investors (including the GSEs) using risk mitigation techniques other than private mortgage insurance, such as obtaining insurance from non-mortgage insurers and engaging in credit-linked note transactions executed in the capital markets; using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage; or accepting credit risk without credit enhancement, and

•
lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.

The FHA’s market share substantially increased from 2008 to 2011, which we believe was due to a combination of factors including tightened underwriting guidelines of private mortgage insurers, increased loan level price adjustments of the GSEs, increased flexibility for the FHA to establish new products as a result of federal legislation and programs, and higher returns obtained by lenders for Ginnie Mae securitization of FHA-insured loans than for selling loans to Fannie Mae or Freddie Mac for securitization. The FHA’s market share declined from 2011 to 2014, due to a combination of factors including changes to the prices and fees of the FHA, the GSEs and the private mortgage insurers. In January 2015, it was announced that the FHA would significantly reduce its annual mortgage insurance premiums. Absent any other changes, the reduction in FHA premiums will make private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. However, we believe our pricing continues to be more attractive than the FHA’s pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insured in 2014. We cannot predict how these factors will change in the future and we cannot predict whether the GSEs will reduce their fees, therefore, we cannot predict the FHA’s share of new insurance written in the future.

From 2009 through 2012 the VA’s market share increased and it has remained stable since 2012.  We believe that the VA’s market share increased as a result of offering 100% LTV loans, requiring a one-time funding fee that can be included in the loan amount but no additional monthly expense, and an increase in the number of borrowers that are eligible for the program. We do not expect any material changes in the VA market share in the future.

It is difficult to predict the FHA’s and VA’s future market share due to the factors discussed in our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.”

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

Until 2010 the mortgage insurance industry had not had new entrants in many years. Since 2010, two new public companies were formed and began writing business and a worldwide insurer and reinsurer with mortgage insurance operations in Europe completed the purchase of a competitor and is currently writing business. Our private mortgage insurance competitors include:

•	Arch Mortgage Insurance Company,

•	Essent Guaranty, Inc.,

•	Genworth Mortgage Insurance Corporation,

•	National Mortgage Insurance Corporation,

•	Radian Guaranty Inc., and

•	United Guaranty Residential Insurance Company.

Historically, the level of competition within the private mortgage insurance industry has been intense and it is not expected to diminish given the presence of new entrants. Price competition has been present for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. Currently, we are seeing price competition in the form of lender-paid single premium programs customized for individual lenders with rates materially lower than those on the standard rate card. During most of 2013, when almost all of our single premium rates were above those most commonly used in the market, single premium policies were approximately 10% of our total new insurance written; they were approximately 15% in 2014 and we expect a higher percentage in 2015 primarily as a result of us selectively matching reduced rates. The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life. Currently, we expect to receive less lifetime premium from a new lender-paid single premium policy than we would from a new borrower-paid monthly premium policy. As a result of the recent increase in the percentage of our new insurance written from lender-paid single premium policies, our weighted average premium rate on new insurance written has decreased from 2013 to 2014. As the percentage of our new business represented by lender-paid single premium policies continues to grow, all other things equal, our weighted average premium rates on new insurance written in the future will decrease. If we reduce or discount prices on any premium plan in response to future price competition, it may further decrease our weighted average premium rates.

During 2013 and 2014, approximately 7% and 4%, respectively, of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including premium rates higher than can be obtained from competitors, tightening of and adherence to our underwriting requirements, which have resulted in our declining to insure some of the loans originated by our customers, and insurance rescissions that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions.

In the past several years, we believe many lenders considered financial strength and compliance with the State Capital Requirements as important factors when selecting a mortgage insurer. Lenders may consider compliance with the GSE Financial Requirements important when selecting a mortgage insurer in the future. As noted above, we expect MGIC to be in compliance with the GSE Financial Requirements by the end of the transition period and we expect MGIC’s risk-to-capital ratio to continue to comply with the current State Capital Requirements discussed below. However, we cannot assure you that we will comply with such requirements or that we will comply with any revised State Capital Requirements proposed by the National Association of Insurance Commissioners (“NAIC”). For more information, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

We believe that financial strength ratings may be a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most loans that are not “Qualified Mortgages” (for more information about “Qualified Mortgages,” see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses”). While this market has been limited since the financial crisis, it may grow in the future. The financial strength ratings of our insurance subsidiaries are lower than those of some competitors and below investment grade levels, therefore, we may be competitively disadvantaged with some market participants. For each of MGIC and MIC, the financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB+ (with a stable outlook). It is possible that MGIC’s and MIC’s financial strength ratings could decline from these levels. Our ability to participate in the non-GSE market could depend on our ability to secure investment grade ratings for our mortgage insurance subsidiaries.

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

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report did not provide any definitive timeline for GSE reform; however, it did recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to change the business practices of the GSEs and the FHA; however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

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

Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. In October 2014, a final rule implementing that requirement was released, which will become effective for asset-backed securities collateralized by residential mortgages on December 24, 2015. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. As noted above, there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements. As a result, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.

We estimate that approximately 87% of our new risk written in 2013 and 83% of our new risk written in 2014 was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in each of 2013 and 2014 was for loans that would have met the temporary category in CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2013 and 2014, nearly all of our volume was on loans with GSE standard or higher coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose lower coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

The benefit of our net operating loss carryforwards may become substantially limited.

As of December 31, 2014, we had approximately $2.4 billion of net operating losses for tax purposes that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Our ability to utilize these net operating losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre-ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built-in-loss on the date of the ownership change. The amount of the annual limitation generally equals the fair value of the corporation immediately before the ownership change multiplied by the long-term tax-exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post-ownership-change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.

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

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2013 and 2014, curtailments reduced our average claim paid by approximately 5.8% and 6.7%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012, 2013 and 2014, rescissions mitigated our paid losses by approximately $0.3 billion, $135 million and $97 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through 2014. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

If we are unable to reach a settlement, the outcome of a dispute ultimately would be determined by legal proceedings. Under our policies in effect prior to October 1, 2014, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, and under our master policy effective October 1, 2014, such proceedings may be brought up to two years from the date of the notice of rescission. In a few jurisdictions there is a longer time to bring such proceedings.

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

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013. The original Agreements are filed as exhibits to that Form 8‑K and amendments were filed with our Forms 10-Q for the quarters ended September 30, 2013, March 31, 2014, June 30, 2014, and September 30, 2014, our Form 10-K for 2013 and this Form 10-K. Certain portions of the Agreements are redacted and covered by confidential treatment requests that have been granted.

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

The estimated impact of the Agreements and other probable settlements have been recorded in our financial statements. The estimated impact that we recorded for probable settlements is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $626 million, of which about 60% is related to claims paying practices subject to the Agreement with CHL and the previously disclosed curtailment matters with Countrywide. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $16 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. Seven of those cases had been dismissed prior to February 2015 without any further opportunity to appeal. Of the remaining five cases, three were dismissed with prejudice in February 2015 pursuant to stipulations of dismissal from the plaintiffs, and the remaining two cases are expected to be dismissed with prejudice in connection with plaintiffs' stipulations in such cases. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

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

On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2014, there would also be interest related to these matters of approximately $168.4 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2014, those state taxes and interest would approximate $47.4 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2014 is $106.2 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

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

Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.

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

The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments and a drop in housing values, which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could have a material impact on our future results, even in a stable economic environment. In addition, historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate.

We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements.

Our industry is undergoing a fundamental shift following the mortgage crisis: long-standing competitors have gone out of business and two newly capitalized start-ups that are not encumbered with a portfolio of pre-crisis mortgages have been formed. Former executives from other mortgage insurers have joined these two new competitors. In addition, in 2014, a worldwide insurer and reinsurer with mortgage insurance operations in Europe completed the purchase of a competitor and is now operating as Arch Mortgage Insurance Company. Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel. The unexpected departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to obtain other personnel to manage and operate our business. In addition, we will be required to replace the knowledge and expertise of our aging workforce as our workers retire. In either case, there can be no assurance that we would be able to develop or recruit suitable replacements for the departing individuals, that replacements could be hired, if necessary, on terms that are favorable to us or that we can successfully transition such replacements in a timely manner. We currently have not entered into any employment agreements with our officers or key personnel. Volatility or lack of performance in our stock price may affect our ability to retain our key personnel or attract replacements should key personnel depart. Without a properly skilled and experienced workforce, our costs, including productivity costs and costs to replace employees may increase, and this could negatively impact our earnings.

Our reinsurance agreement with unaffiliated reinsurers allow each reinsurer to terminate such reinsurer’s portion of the transactions on a run-off basis if during any six month period prior to July 1, 2015, two or more of our top five executives depart, the departures result in a material adverse impact on our underwriting and risk management practices or policies, and such reinsurer timely objects to the replacements of such executives. We view such a termination as unlikely.

Loan modification and other similar programs may not continue to provide benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified.

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders implemented programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2012, 2013 and 2014, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $1.2 billion, $1.0 billion and $0.8 billion, respectively, of estimated claim payments. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; from 2012 through 2014, approximately 9% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”). We do not receive all of the information from servicers and the GSEs that is required to determine with certainty the number of loans that are participating in, have successfully completed, or are eligible to participate in, HAMP. We are aware of approximately 6,180 loans in our primary delinquent inventory at December 31, 2014 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2014, approximately 54,290 delinquent primary loans have cured their delinquency after entering HAMP and are not in default.  Although the majority of loans modified through HAMP are current, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred.

In each of 2013 and 2014, approximately 16% of our primary cures were the result of modifications, with HAMP accounting for approximately 68% and 67%, respectively, of those modifications in 2013 and 2014. Although the HAMP program has been extended through December 2016, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010. The interest rates on certain loans modified under HAMP are subject to adjustment five years after the modification was entered into. Such adjustments are limited to an increase of one percentage point per year.

The GSEs’ Home Affordable Refinance Program (“HARP”), currently scheduled to expire December 31, 2015, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of December 31, 2014, approximately 15% of our primary insurance in force had benefitted from HARP and was still in force. We believe that we have realized the majority of the benefits from HARP because the number of loans insured by us that we are aware are entering HARP has decreased significantly.

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified through these programs. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. Eligibility under certain loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency increase our incurred losses. If legislation is enacted to permit a portion of a borrower’s mortgage loan balance to be reduced in bankruptcy and if the borrower re-defaults after such reduction, then the amount we would be responsible to cover would be calculated after adding back the reduction. Unless a lender has obtained our prior approval, if a borrower’s mortgage loan balance is reduced outside the bankruptcy context, including in association with a loan modification, and if the borrower re-defaults after such reduction, then under the terms of our policy the amount we would be responsible to cover would be calculated net of the reduction.

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.

The factors that affect the volume of low down payment mortgage originations include:

•	restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues and risk-retention requirements associated with non-QRM loans affecting lenders,

•	the level of home mortgage interest rates and the deductibility of mortgage interest for income tax purposes,

•	the health of the domestic economy as well as conditions in regional and local economies and the level of consumer confidence,

•	housing affordability,

•	population trends, including the rate of household formation,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinanced loans have loan-to-value ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.

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

At December 31, 2014, MGIC’s risk-to-capital ratio was 14.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $673 million above the required MPP of $1.0 billion. In 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is disallowed full credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these risk factors for information about matters that could negatively affect such compliance.

At December 31, 2014, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 16.4 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

The NAIC previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators is considering this issue, although no date has been established by which the NAIC must propose revisions to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), MGIC could be prevented from writing new business in all jurisdictions. If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in all jurisdictions, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the Financial Requirements may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses.”A possible future failure by MGIC to meet the Financial Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, you should read the rest of these risk factors for information about matters that could negatively affect MGIC’s claims paying resources.

Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing.

Losses result from events that reduce a borrower’s ability or willingness to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates generally or changes to the deductibility of mortgage interest for income tax purposes, or other factors. The residential mortgage market in the United States had for some time experienced a variety of poor or worsening economic conditions, including a material nationwide decline in housing values, with declines continuing into early 2012 in a number of geographic areas. Although housing values in most markets have recently been increasing, in some markets they remain significantly below their peak levels. Changes in housing values and unemployment levels are inherently difficult to forecast given the uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, mortgage finance programs and policies, and housing finance reform.

The mix of business we write affects the likelihood of losses occurring, our Minimum Required Assets for purposes of the draft GSE Financial Requirements, and our premium yields.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of December 31, 2014, approximately 18.7% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 5.6% had FICO credit scores below 620, and 5.7% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements, the migration of marginally lower FICO business from the FHA to us and other private mortgage insurers and other factors, our business written in the last several quarters is expected to have a somewhat higher claim incidence than business written in recent years. However, we believe this business presents an acceptable level of risk. Although the GSEs recently lowered their minimum downpayment requirements for certain loans from 5% to 3%, we may not insure a significant number of those loans in the near future because the FHA pricing on those loans may be more favorable for borrowers. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and 2014.

As noted above in our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” in 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers. Although that transaction, as currently structured, reduces our premiums, the transaction will have a lesser impact on our overall results, as losses ceded under this transaction reduce our losses incurred and the ceding commission we receive reduces our underwriting expenses. As of December 31, 2014, we have accrued a profit commission receivable of $92 million. This receivable is expected to grow materially through the term of the agreement, absent any modifications to the agreement, but the ultimate amount of the commission will depend on the premiums earned and losses incurred under the agreement. Any profit commission would be paid to us upon termination of the reinsurance agreement. The reinsurers are required to maintain trust funds or letters of credit to support recoverable balances for reinsurance, such as loss reserves, paid losses, prepaid reinsurance premiums and profit commissions. As such forms of collateral are in place, we have not established an allowance against these balances. We are in discussions with the participating reinsurers to modify the transaction in order to approximate full credit for the transaction under the draft GSE Financial Requirements.

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

To comply with requirements of the GSEs, in 2014 we introduced a new master policy. Our rescission rights under our new master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our new master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, will be written under our new master policy. As of December 31, 2014, approximately 29% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our new master policy.

As of December 31, 2014, approximately 2.9% of our primary risk in force consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses even under our current underwriting requirements. We do, however, believe that given the various changes in our underwriting requirements that were effective beginning in the first quarter of 2008, our insurance written beginning in the second half of 2008 will generate underwriting profits.

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

We continue to experience significant losses on our 2005-2008 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, there is significant uncertainty surrounding what our ultimate losses will be on our 2005-2008 books. Our current expectation is that the incurred and paid losses from these books, although declining, will continue to generate a material portion of our total incurred and paid losses for a number of years.

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

We depend on reliable, consistent third-party servicing of the loans that we insure. Over the last several years, the mortgage loan servicing industry has experienced consolidation. The resulting reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. In addition, the increases in the number of delinquent mortgage loans requiring servicing since the financial crisis began have strained the resources of servicers, reducing their ability to undertake mitigation efforts that could help limit our losses, and have resulted in an increasing amount of delinquent loan servicing being transferred to specialty servicers. The transfer of servicing can cause a disruption in the servicing of delinquent loans. Future housing market conditions could lead to additional increases in delinquencies. Managing a substantially higher volume of non-performing loans could lead to increased disruptions in the servicing of mortgages.

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

Our persistency rate was 82.8% at December 31, 2014, compared to 79.5% at December 31, 2013, and 79.8% at December 31, 2012. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Due to refinancing, we have experienced lower persistency on our 2009 through 2011 books of business. This has been partially offset by higher persistency on our older books of business reflecting the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. Our persistency rate is also affected by mortgage insurance cancellation policies of mortgage investors along with the current value of the homes underlying the mortgages in the insurance in force.

Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.

As noted above under our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility,” if the draft PMIERs are implemented as released, we would consider seeking non-dilutive debt capital to mitigate the shortfall in Available Assets. However, there can be no assurance that we would not have to raise additional equity capital. Any future issuance of equity securities may dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

We have $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures. We also have $345 million principal amount of 5% Convertible Senior Notes and $500 million principal amount of 2% Convertible Senior Notes outstanding. The 5% Convertible Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. We do not have the right to defer interest on our Convertible Senior Notes. For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 3 — “Summary of Significant Accounting Policies Earnings per Share” to our consolidated financial statements in Item 8.

Our debt obligations materially exceed our holding company cash and investments.

At December 31, 2014, we had approximately $491 million in cash and investments at our holding company and our holding company’s debt obligations were $1,297 million in aggregate principal amount, consisting of $62 million of Senior Notes due in November 2015, $345 million of Convertible Senior Notes due in 2017, $500 million of Convertible Senior Notes due in 2020 and $390 million of Convertible Junior Debentures due in 2063. Annual debt service on the debt outstanding as of December 31, 2014, is approximately $66 million.

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. Our holding company has no material sources of cash inflows other than investment income. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. Since 2008, MGIC has not paid any dividends to our holding company. At this time, MGIC cannot pay any dividends to our holding company without approval from the OCI and the GSEs. Any additional capital contributions to our subsidiaries would decrease our holding company cash and investments.

We could be adversely affected if personal information on consumers that we maintain is improperly disclosed and our information technology systems may become outdated and we may not be able to make timely modifications to support our products and services.

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources. As part of our business, we maintain large amounts of personal information on consumers. While we believe we have appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or employees, will not occur. Unauthorized disclosure could adversely affect our reputation and expose us to material claims for damages.

In addition, we are in the process of upgrading certain of our information systems that have been in place for a number of years. The implementation of these technological improvements is complex, expensive and time consuming. If we fail to timely and successfully implement the new technology systems, or if the systems do not operate as expected, it could have an adverse impact on our business, business prospects and results of operations.

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

At December 31, 2014, we leased office space in various cities throughout the United States under leases expiring between 2015 and 2021 and which required annual rental payments that in the aggregate are immaterial.

We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.

Item 3.	Legal Proceedings.

Since December 2011, MGIC, together with various mortgage lenders and other mortgage insurers has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating the Real Estate Settlement Procedures Act (“RESPA”). Seven of those cases had been dismissed prior to February 2015 without any further opportunity to appeal. Of the remaining five cases, the following three were dismissed with prejudice in February 2015 pursuant to stipulations of dismissal from the plaintiffs.

Date Filed	Court

06/28/2012	U.S. District Court for the Middle District of PA
12/06/2012	U.S. District Court for the Western District of PA
01/04/2013	U.S. District Court for the Eastern District of PA

The remaining two cases listed below are expected to be dismissed with prejudice in connection with plaintiffs' stipulations in such cases.

Date Filed	Court

12/31/2011	U.S. District Court for the Eastern District of PA
04/05/2012	U.S. District Court for the Western District of PA

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

We held a mediation to resolve this dispute and in 2013, MGIC entered into separate settlement agreements with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA”), pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013. The original Agreements are filed as exhibits to that Form 8‑K and amendments were filed with our Forms 10-Q for the quarters ended September 30, 2013, March 31, 2014, June 30, 2014, and September 30, 2014, our Form 10-K for 2013 and this Form 10-K. Certain portions of the Agreements are redacted and covered by confidential treatment requests that have been granted.

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

The estimated impact of the Agreements has been recorded in our financial statements. If we are not able to implement the Agreement with CHL, we intend to defend MGIC vigorously against any related legal proceedings.

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

On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2014, there would also be interest related to these matters of approximately $168.4 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2014, those state taxes and interest would approximate $47.4 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2014 is $106.2 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

In addition to the above litigation, we face other litigation, regulatory risks and disputes. For additional information about such other litigation and regulatory risks, you should review our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

Item 4.	Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant

Certain information with respect to our executive officers as of February 27, 2015 is set forth below:

Name and Age	Title
Curt S. Culver, 62	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and MGIC until his retirement February 28, 2015; Director of MGIC Investment Corporation and MGIC

Patrick Sinks, 58
President and Chief Executive Officer of MGIC Investment Corporation and MGIC effective March 1, 2015; President and Chief Operating Officer of MGIC Investment Corporation and MGIC until February 28, 2015; Director of MGIC Investment Corporation and MGIC

Timothy J. Mattke, 39	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC

Jeffrey H. Lane, 65	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

Lawrence J. Pierzchalski, 62	Executive Vice President – Risk Management of MGIC

Gregory A. Chi, 54	Senior Vice President–Information Services and Chief Information Officer of MGIC

James J. Hughes, 52	Senior Vice President – Sales and Business Development of MGIC effective March 2, 2015

Mr. Culver has served as our Chief Executive Officer since January 2000 and as our Chairman of the Board since January 2005. He was our President from January 1999 to January 2006 and was President of MGIC from May 1996 to January 2006. Mr. Culver has been a senior officer of MGIC since 1988 having responsibility at various times during his career with MGIC for field operations, marketing and corporate development. From March 1985 to 1988, he held various management positions with MGIC in the areas of marketing and sales. Mr. Culver will retire as Chief Executive Officer February 28, 2015; however, he will remain Chairman of the Board.

Mr. Sinks will become our President and Chief Executive Officer effective March 1, 2015. He has been our and MGIC’s President and Chief Operating Officer since January 2006.  He was Executive Vice President-Field Operations of MGIC from January 2004 to January 2006 and was Senior Vice President-Field Operations of MGIC from July 2002 to January 2004. From March 1985 to July 2002, he held various positions within MGIC’s finance and accounting organization, the last of which was Senior Vice President, Controller and Chief Accounting Officer. Mr. Sinks has been a director of MGIC Investment Corporation and MGIC since July 2014.

Mr. Mattke has been the Company’s Chief Financial Officer since March 2014. He served as the Company’s Controller from 2009 through March 2014. He joined the Company in 2006. Prior to his becoming Controller, he was Assistant Controller of MGIC beginning in August 2007 and prior to that was a manager in MGIC’s accounting department.  Before joining MGIC, Mr. Mattke was an audit manager and an auditor with PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm.

Mr. Lane has served as our and MGIC’s Executive Vice President, General Counsel and Secretary since January 2008 and prior thereto as our Senior Vice President, General Counsel and Secretary from August 1996 to January 2008. For more than five years prior to his joining us, Mr. Lane was a partner of Foley & Lardner, a law firm headquartered in Milwaukee, Wisconsin.

Mr. Pierzchalski has served as Executive Vice President-Risk Management of MGIC since May 1996 and prior thereto as Senior Vice President-Risk Management or Vice President-Risk Management of MGIC from April 1990 to May 1996. From March 1985 to April 1990, he held various management positions with MGIC in the areas of market research, corporate planning and risk management. In October 2014, Mr. Pierzchalski informed us that he would be retiring in September 2015.

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

Mr. Hughes will become Senior Vice President – Sales and Business Development of MGIC effective March 2, 2015. He served as Vice President, Managing Director in the sales area from October 2001 to March 2015. He joined MGIC in 1987 and prior to becoming Vice President, Managing Director, he had been an Account Manager and a Sales Manager.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2014 and 2013 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2014		2013
Quarter	High	Low	High	Low
First	$9.46	7.92	$6.19	$2.36
Second	9.50	7.65	6.60	4.55
Third	9.50	7.16	8.16	5.88
Fourth	9.67	7.27	8.69	6.62

In October 2008, the Board suspended payment of our cash dividend. Accordingly, no cash dividends were paid in 2014 or 2013. The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position.  See Note 8, “Debt,” to our consolidated financial statements in Item 8 for dividend restrictions during interest deferral periods related to our Convertible Junior Debentures.  We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulations. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 16, “Dividend Restrictions,” to our consolidated financial statements in Item 8.

As of February 13, 2015, the number of shareholders of record was 263. In addition, we estimate there are approximately 22,000 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b) Not applicable.

(c) We did not repurchase any shares of Common Stock during the fourth quarter of 2014.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Summary of Operations
Revenues:
Net premiums written	$881,962	$923,481	$1,017,832	$1,064,380	$1,101,795

Net premiums earned	$844,371	$943,051	$1,033,170	$1,123,835	$1,168,747
Investment income, net	87,647	80,739	121,640	201,270	247,253
Realized investment gains, net including net impairment losses	1,357	5,731	195,409	142,715	92,937
Other revenue	8,422	9,914	28,145	36,459	11,588

Total revenues	941,797	1,039,435	1,378,364	1,504,279	1,520,525

Losses and expenses:
Losses incurred, net	496,077	838,726	2,067,253	1,714,707	1,607,541
Change in premium deficiency reserve	(24,710)	(25,320)	(61,036)	(44,150)	(51,347)
Underwriting and other expenses	146,059	192,518	201,447	214,750	225,142
Interest expense	69,648	79,663	99,344	103,271	98,589

Total losses and expenses	687,074	1,085,587	2,307,008	1,988,578	1,879,925

Income (loss) before tax	254,723	(46,152)	(928,644)	(484,299)	(359,400)
Provision for (benefit from) income taxes	2,774	3,696	(1,565)	1,593	4,335

Net income (loss)	$251,949	$(49,848)	$(927,079)	$(485,892)	$(363,735)

Weighted average common shares outstanding (in thousands)	413,547	311,754	201,892	201,019	176,406

Diluted income (loss) per share	$0.64	$(0.16)	$(4.59)	$(2.42)	$(2.06)

Dividends per share	$-	$-	$-	$-	$-

Balance sheet data
Total investments	$4,612,669	$4,866,819	$4,230,275	$5,823,647	$7,458,282
Cash and cash equivalents	197,882	332,692	1,027,625	995,799	1,304,154
Total assets	5,266,434	5,601,390	5,574,324	7,216,230	9,333,642
Loss reserves	2,396,807	3,061,401	4,056,843	4,557,512	5,884,171
Premium deficiency reserve	23,751	48,461	73,781	134,817	178,967
Short- and long-term debt	61,918	82,773	99,910	170,515	376,329
Convertible senior notes	845,000	845,000	345,000	345,000	345,000
Convertible junion debentures	389,522	389,522	379,609	344,422	315,626
Shareholders' equity	1,036,903	744,538	196,940	1,196,815	1,669,055
Book value per share	3.06	2.20	0.97	5.95	8.33

	Year Ended December 31,
	2014	2013	2012	2011	2010

New primary insurance written ($ millions)	33,439	29,796	24,125	14,234	12,257
New primary risk written ($ millions)	8,530	7,541	5,949	3,525	2,944

Insurance in force (at year-end) ($ millions)
Direct primary insurance	164,919	158,723	162,082	178,873	191,250
Risk in force (at year-end) ($ millions)
Direct primary risk in force	42,946	41,060	41,735	44,462	48,979
Direct pool risk in force
With aggregate loss limits	303	376	439	674	1,154
Without aggregate loss limits	505	636	879	1,177	1,532

Primary loans in default ratios
Policies in force	968,748	960,163	1,006,346	1,090,086	1,228,315
Loans in default	79,901	103,328	139,845	175,639	214,724
Percentage of loans in default	8.25%	10.76%	13.90%	16.11%	17.48%

Insurance operating ratios (GAAP) (1)
Loss ratio	58.8%	88.9%	200.1%	152.6%	137.5%
Expense ratio	14.7%	18.6%	15.2%	16.0%	16.3%
Combined ratio	73.5%	107.5%	215.3%	168.6%	153.8%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	14.6:1	15.8:1	44.7:1	20.3:1	19.8:1
MGIC Indemnity Corporation	1.1:1	1.3:1	1.2:1	-	-
Combined insurance companies	16.4:1	18.4:1	47.8:1	22.2:1	23.2:1

(1)
The loss ratio is the ratio, expressed as a percentage of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio, expressed as a percentage, of the combined insurance operations underwriting expenses to net premium written.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Through our subsidiaries Mortgage Guaranty Insurance Corporation (“MGIC”) and MGIC Indemnity Corporation (“MIC”), we are a leading provider of private mortgage insurance in the United States, as measured by $164.9 billion of primary insurance in force at December 31, 2014.

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

General Business Environment

As a seller of mortgage insurance, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of the underlying insured assets. In 2014, the U.S. economy expanded at a moderate pace with declining unemployment rates, improving home price trends showing appreciation on a broad basis throughout the U.S., declining foreclosure activity, and good credit quality on new mortgage originations. We were also the beneficiary of the additional market share recaptured by the private mortgage industry from the Federal Housing Administration (“FHA”), which has been a trend since 2011. Our share within the private mortgage industry also increased during 2014. As a consequence of these and other factors, in 2014 we experienced improved financial results and achieved our first year of annual profitability since 2006. These results were primarily driven by a significant reduction in incurred losses as a result of a 17% decline in new primary mortgage insurance defaults compared to 2013. In addition to an improvement in our financial results, we also grew our primary insurance in force and risk in force by 3.9% and 4.6%, respectively, in 2014. We consider the current environment favorable for the U.S. housing market as housing remains affordable and interest rates remain historically low. The mortgage origination outlook for 2015 remains stable relative to 2014, however an increasing percentage of purchase originations relative to refinancing originations would be beneficial to our business. While we believe the conditions that impact our business are positive, we remain subject to significant regulatory oversight, the capital requirements of the GSEs, and competition from other private mortgage insurers and the FHA, all of which have implications on our ability to operate in the mortgage insurance industry.

For a number of years, substantially all of the loans we insured have been sold to the GSEs, which have been in conservatorship since late 2008.  When the conservatorship will end and what role, if any, the GSEs will play in the secondary mortgage market post-conservatorship will be determined by Congress.  The scope of the FHA’s large market presence may also change in connection with the determination of the future of the GSEs; see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”  Furthermore, capital standards for private mortgage insurers are being revised; see “Capital” below. While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, its role in that market cannot be predicted.

Capital

GSEs

As mentioned above, substantially all of our insurance written has been for loans sold to the GSE, each of which has mortgage insurer eligibility requirements. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet the financial strength rating requirement (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB+ (with a stable outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan.

In July 2014, the conservator of the GSEs, the Federal Housing Finance Agency (“FHFA”), released draft Private Mortgage Insurer Eligibility Requirements (“draft PMIERs”). The draft PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to meet or exceed “Minimum Required Assets” (which are based on an insurer's book and calculated from tables of factors with several risk dimensions and are subject to a floor amount).

The public input period for the draft PMIERs ended September 8, 2014. We currently expect the PMIERs to be published in final form no earlier than late in the first quarter of 2015 and the “effective date” to occur 180 days thereafter. Under the draft PMIERs, mortgage insurers would have up to two years after the final PMIERs are published to meet the GSE Financial Requirements (the “transition period”). A mortgage insurer that fails to certify by the effective date that it meets the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

Shortly after the draft PMIERs were released, we estimated that we would have a shortfall in Available Assets of approximately $600 million on December 31, 2014, which was when the final PMIERs were expected to be published. We also estimated that the shortfall would be reduced to approximately $300 million through operations over a two year period. Those shortfall projections assumed the risk in force and capital of MGIC’s MIC subsidiary would be repatriated to MGIC, and full credit would be given in the calculation of Minimum Required Assets for our  reinsurance agreement executed in 2013 (approximately $500 million of credit at December 31, 2014, increasing to $600 million of credit over two years).  However, we do not expect our existing reinsurance agreement would be given full credit under the PMIERs. Applying the same assumptions, but considering the delay in publication of the final PMIERs, our shortfall projections have improved modestly. Also, we have been in discussions with the participating reinsurers regarding modifications to the agreement so that we would receive additional PMIERs credit.

In addition to modifying our reinsurance agreement, we believe we will be able to use a combination of the alternatives outlined below so that MGIC will meet the GSE Financial Requirements of the draft PMIERs even if they are implemented as released. As of December 31, 2014, we had approximately $491 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of December 31, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking non-dilutive debt capital to mitigate the shortfall. Factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements within the transition period include the following:

•	Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;

•	We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;

•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;

•	We may not be able to achieve modifications in our existing reinsurance agreements necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs;

•	We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons (including disapproval of the proposed agreement by a GSE); and

•	Our future operating results may be negatively impacted by the matters discussed in the rest of these risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby increasing our shortfall in Available Assets.

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

If we are required to increase the amount of Available Assets we hold in order to continue to insure GSE loans, the amount of capital we hold may increase. If we increase the amount of capital we hold with respect to insured loans, our returns may decrease unless we increase premiums. An increase in premium rates may not be feasible for a number of reasons, including competition from other private mortgage insurers, the FHA, the Veteran’s Administration (“VA”) or other credit enhancement products.

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

At December 31, 2014, MGIC’s risk-to-capital ratio was 14.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $673 million above the required MPP of $1.0 billion. In 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is disallowed full credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements, although we cannot assure you of such compliance.

At December 31, 2014, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 16.4 to 1. Reinsurance agreements with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

The NAIC previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators is considering this issue, although no date has been established by which the NAIC must propose revisions to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

GSE Reform

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report did not provide any definitive timeline for GSE reform; however, it did recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to change the business practices of the GSEs and the FHA; however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

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

 Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. In October 2014, a final rule implementing that requirement was released, which will become effective for asset-backed securities collateralized by residential mortgages on December 24, 2015. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. As noted above, there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements. As a result, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.

We estimate that approximately 87% of our new risk written in 2013 and 83% of our new risk written in 2014 was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in each of 2013 and 2014 was for loans that would have met the temporary category in CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2013 and 2014, nearly all of our volume was on loans with GSE standard or higher coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose lower coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (“FDIC”) and the GSEs, and several lenders implemented programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2012, 2013 and 2014, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $1.2 billion, $1.0 billion and $0.8 billion, respectively, of estimated claim payments. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; from 2012 through 2014, approximately 9% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”). We do not receive all of the information from servicers and the GSEs that is required to determine with certainty the number of loans that are participating in, have successfully completed, or are eligible to participate in, HAMP. We are aware of approximately 6,180 loans in our primary delinquent inventory at December 31, 2014 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2014, approximately 54,290 delinquent primary loans have cured their delinquency after entering HAMP and are not in default.  Although the majority of loans modified through HAMP are current, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred.

In each of 2013 and 2014, approximately 16% of our primary cures were the result of modifications, with HAMP accounting for approximately 68% and 67%, respectively, of those modifications in 2013 and 2014. Although the HAMP program has been extended through December 2016, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010. The interest rates on certain loans modified under HAMP are subject to adjustment five years after the modification was entered into. Such adjustments are limited to an increase of one percentage point per year.

The GSEs’ Home Affordable Refinance Program (“HARP”), currently scheduled to expire December 31, 2015, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of December 31, 2014, approximately 15% of our primary insurance in force had benefitted from HARP and was still in force.

The effect on us of loan modifications depends on how many modified loans subsequently re-default. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. Eligibility under certain loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency increase our incurred losses. If legislation is enacted to permit a portion of a borrower’s mortgage loan balance to be reduced in bankruptcy and if the borrower re-defaults after such reduction, then the amount we would be responsible to cover would be calculated after adding back the reduction. Unless a lender has obtained our prior approval, if a borrower’s mortgage loan balance is reduced outside the bankruptcy context, including in association with a loan modification, and if the borrower re-defaults after such reduction, then under the terms of our policy the amount we would be responsible to cover would be calculated net of the reduction.

As shown in the following table, as of December 31, 2014 approximately 28% of our primary risk in force has been modified:

Policy Year	HARP (1) Modifications	HAMP Modifications	Other Modifications
2003 and Prior	10.1%	13.2%	12.4%
2004	15.7%	12.9%	10.7%
2005	20.6%	14.4%	11.2%
2006	23.9%	16.6%	11.8%
2007	33.7%	17.3%	7.4%
2008	47.8%	10.3%	3.5%
2009	19.9%	0.8%	0.6%
2010 - 2014	-	-	-
Total	14.7%	9.5%	4.0%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of December 31, 2014 based on loan count, the loans associated with 98.1% of all HARP modifications, 76.8% of HAMP modifications and 69.2% of other modifications were current.

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

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, the VA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under HARP.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•	Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded under reinsurance agreements. See Note 11 – “Reinsurance” to our consolidated statements in Item 8 for a discussion of our quota share agreement executed in 2013, under which premiums are ceded net of a profit commission.

Premiums are generated by the insurance that is in force during all or a portion of the period. A change in the average insurance in force in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods, as well as by premiums that are returned or expected to be returned in connection with claim payments and rescissions, and premiums ceded under reinsurance agreements. Also, new insurance written and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.

•	Investment income

Our investment portfolio is comprised almost entirely of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases. From time to time we may elect to realize gains on securities that are trading above our cost basis. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other than temporary” impairments recognized in earnings.  The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•	Losses incurred

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

•	The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	The rate at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies and denials of claims. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

•	The distribution of claims over the life of a book. Historically, the first few years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency (percentage of insurance remaining in force from one year prior), the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing price declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage Insurance Earnings and Cash Flow Cycle” below.

•	Losses ceded under reinsurance agreements. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a discussion of our reinsurance agreements.

•	Changes in premium deficiency reserve

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

The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.” Underwriting and other expenses are net of any ceding commission associated with our reinsurance agreements. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a discussion of our reinsurance agreements.

•	Interest expense

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at December 31, 2014 is comprised of $61.9 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures continues to accrue and compounds if we defer the payment of interest), as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” below.

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

Australia

   We began international operations in Australia, where we started to write business in June 2007. Since 2008, we are no longer writing new business in Australia and we have reduced our headcount. In December 2013, our Australian subsidiary liquidated a portion of its investment portfolio and repatriated, with regulatory approval, $89.5 million to its parent MGIC. At December 31, 2014 the equity value in our Australian operations was approximately $46 million and our risk in force in Australia was approximately $346 million. In Australia, mortgage insurance is a single premium product that covers the entire loan balance.  As a result, our Australian risk in force represents the entire amount of the loans that we have insured. However, the mortgage insurance we provide only covers the unpaid loan balance after the sale of the underlying property.

Summary of 2014 Results

Our results of operations for 2014 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during 2014 decreased when compared to 2013.  The decrease was due to an increase in premiums ceded under reinsurance agreements, offset, in part, by an increase in profit commissions. The increase in  premiums ceded and profit commissions in 2014 was due to an addendum entered into in December 2013 for our 2013 quota share agreement that expanded the applicable coverage to insurance written prior to April 1, 2013 that had never been delinquent. The profit commission is subject to the performance of the policies under the 2013 quota share reinsurance agreement and addendum.

•	Investment income

Investment income in 2014 increased compared to 2013. The increase was due to higher investment yields driven by a larger allocation of the investment portfolio to corporate debt securities, which are producing yields above U.S. government debt, and also reinvestment of proceeds into securities with longer durations to maturity on average.

•	Realized gains and other-than-temporary impairments

Net realized gains for 2014 included $1.5 million in net realized gains on the sale of fixed income investments, slightly offset by $0.1 million in other-than-temporary (“OTTI”) losses. Net realized gains for 2013 included $6.1 million in net realized gains on the sale of fixed income investments, slightly offset by $0.3 million in OTTI losses. At December 31, 2014, the net unrealized gains in our investment portfolio were $7.1 million, which included $37.6 million of gross unrealized gains, partially offset by $30.5 million of gross unrealized losses.

•	Other revenue

Other revenue for 2014 decreased compared to 2013 primarily due to losses of $0.8 million realized on debt repurchases. In the first quarter of 2014 we repurchased $20.9 million in par value of our 5.375% Senior Notes due in November 2015 at a cost slightly above par.

•	Losses incurred

Losses incurred for 2014 decreased compared to 2013 primarily due to a decrease in new delinquency notices received, a lower claim rate on new notices, and an increase in favorable development on prior year loss reserves compared to 2013.

•	Change in premium deficiency reserve

During 2014 the premium deficiency reserve on Wall Street bulk transactions declined by $24 million to $24 million as of December 31, 2014. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for 2014 is primarily related to higher estimated ultimate premiums. The premium deficiency reserve as of December 31, 2014 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for 2014 decreased when compared to 2013. The decrease primarily reflects an increase in ceding commissions from the 2013 quota share reinsurance agreement, a reduction in employee costs, and a decrease in legal expenses.

•	Interest expense

Interest expense for 2014 decreased when compared to 2013. The decrease is primarily related to a $10.5 million decrease in amortization of the discount on our junior debentures, which became fully amortized in the first quarter of 2013, and a decrease in interest expense on our Senior Notes due in 2015 resulting from repayments of principal in 2013 and 2014. These decreases were offset in part by an increase in interest expense from our Convertible Notes due in 2020 that were issued in the March of 2013.

•	Income taxes

The effective tax rate provision on our pre-tax income was 1.1% in 2014, compared to the effective tax rate provision on our pre-tax loss of 8.0% in 2013. During those periods, the provision for (benefit from) income taxes was  reduced by the change in the valuation allowance.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Total Primary NIW (In billions)	$33.4	$29.8	$24.1

Refinance volume as a % of primary NIW	13%	26%	36%

The increase in new insurance written in each of 2014 and 2013, compared to the respective prior year, was primarily due to increases in the penetration rate of private mortgage insurance in the overall insured mortgage market, which was driven by a combination of factors including changes to the prices and fees of the FHA, the GSEs and the private mortgage insurers. The FHA also reversed a past FHA policy pursuant to which insurance premiums for borrowers were canceled once the borrower paid down their mortgage below a certain percentage. The combined effect of these pricing and policy changes increased the percentage of market share of private mortgage insurers versus the FHA. In conjunction with the increased penetration rate of private mortgage insurance, our company has recaptured market share from our competitors throughout 2014. As of December 31, 2014, our share has grown to 19.8% of the private insured market from 16.4% in 2013.

The level of competition within the private mortgage industry remains intense, and is not expected to diminish given the presence of new entrants. Further, changes in the FHA’s policies and procedures will continue to impact the amount of new insurance written by us. In January 2015, the FHA significantly reduced its annual mortgage insurance premiums by 50 basis points. This reduction more than offsets the most recently enacted price change by the FHA, which increased the prevailing annual insurance premiums by 10 basis points in early 2013; however rates will remain above those in 2007. Absent any other changes, the reduction in FHA premiums will make private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. However, we believe our pricing continues to be more attractive than the FHA’s pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insured in 2014. The GSEs also recently lowered their minimum downpayment requirements for certain loans from 5% to 3%, however we may not insure a significant number of those loans in the near future because the new FHA pricing on those loans may be more favorable for borrowers. Our underwriting requirements are available on our website at http://mgic.com/underwriting/index.html. We cannot predict how these factors will change in the future and we cannot predict whether the GSEs will reduce their fees, therefore, we cannot predict the FHA’s share of new insurance written in the future.

As market conditions change, we change the types of loans that we insure as well as the underwriting requirements and terms under which we insure them. Price competition has been present in the market for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. Currently, we are seeing price competition in the form of lender-paid single premium programs customized for individual lenders with rates materially lower than those on the standard rate card. During most of 2013, when almost all of our single premium rates were above those most commonly used in the market, single premium policies were approximately 10% of our total new insurance written; they were approximately 15% in 2014 and we expect a higher percentage in 2015, primarily as a result of our selectively matching reduced customized rates. The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life. Currently, we expect to receive less lifetime premium from a new lender-paid single premium policy than we would from a new borrower-paid monthly premium policy. As a result of the recent increase in the percentage of our new insurance written from lender-paid single premium policies, our weighted average premium rate on new insurance written has decreased from 2013 to 2014. As the percentage of our new business represented by lender-paid single premium policies continues to grow, all other things equal, our weighted average premium rates on new insurance written in the future will decrease. If we reduce or discount prices on any premium plan in response to future price competition, it may further decrease our weighted average premium rates. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and 2014.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In billions)
NIW	$33.4	$29.8	$24.1
Cancellations	(27.2)	(33.2)	(34.9)

Change in primary insurance in force	$6.2	$(3.4)	$(10.8)

Direct primary insurance in force as of December 31,	$164.9	$158.7	$162.1

Direct primary risk in force as of December 31,	$42.9	$41.1	$41.7

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate was 82.8% at December 31, 2014 compared to 79.5% at December 31, 2013 and 79.8% at December 31, 2012. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Due to refinancing activity in 2013 and 2012, we experienced lower persistency on our 2009 through 2012 books of business; however, the decline in refinancing activity in 2014 has resulted in increasing persistency on a majority of these books of business. This has been partially offset by higher persistency rates on our older books of business reflecting the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Wall Street Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. Wall Street bulk transactions, as of December 31, 2014, included approximately 58,000 loans with insurance in force of approximately $8.6 billion and risk in force of approximately $2.6 billion, which is approximately 77% of our bulk risk in force.

Pool insurance

 We have written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. Our direct pool risk in force was $0.8 billion ($0.3 billion on pool policies with aggregate loss limits and $0.5 billion on pool policies without aggregate loss limits) at December 31, 2014 compared to $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at December 31, 2013. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during 2014 decreased when compared to 2013. The decrease was primarily due to an increase in premiums ceded under reinsurance agreements, offset, in part, by an increase in profit commissions. The increase in  premiums ceded and profit commissions in 2014 was due to an addendum entered into in December 2013 for our 2013 quota share agreement that expanded the applicable coverage to insurance written prior to April 1, 2013 that had never been delinquent. The profit commission is subject to the performance of the policies under the 2013 quota share reinsurance agreement and addendum. See “Reinsurance agreements” below.

Net premiums written and earned during 2013 decreased when compared to 2012. The decrease was due to our lower average insurance in force as well as an increase in premiums ceded under reinsurance agreements. See “Reinsurance agreements” below.

We expect our average insurance in force to continue to increase throughout 2015. As our insurance in force grows we expect an increase in our direct premiums written and earned, when compared to 2014. Written and earned premiums are also influenced by the LTV, level of coverage, credit score, premium plan, and premium rates on new insurance written. We expect that our lender-paid single premium business as a percentage of our overall new insurance written will increase in 2015 when compared to 2014, as discussed under “New insurance written” above.

The amount of premiums ceded in 2015 would be impacted by potential modifications to or expansion of our existing quota share reinsurance agreement executed in 2013. See our Risk Factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility.”

Reinsurance agreements

As discussed in Note 11 – “Reinsurance” to our consolidated financial statements in Item 8, in April 2013, MGIC and several of our competitors reached a settlement with the CFPB to resolve its investigation. As part of the settlement, without admitting or denying any liability, we have agreed that we will not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive agreements have been placed into run-off. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a description of these reinsurance agreements and the related reinsurance recoverable, as well as a description of our quota share reinsurance agreement effective April 1, 2013 and the Addendum to that quota share agreement in December 2013.

At December 31, 2014, approximately 61% of our insurance in force is subject to reinsurance agreements, compared to 55% at December 31, 2013. For the fourth quarter of 2014 approximately 87% of our new insurance written was subject to reinsurance agreements, compared to 92% in the fourth quarter of 2013.

See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

Investment income

Net investment income in 2014 was higher when compared to 2013. The increase in investment income was due to higher investment yields driven by a larger allocation of the investment portfolio to corporate debt securities, which produce yields above U.S. government debt, and also reinvestment of proceeds into securities with longer durations to maturity on average. The portfolio’s average pre-tax investment yield was 2.2% with duration of 3.9 years as of December 31, 2014 compared to an average pre-tax investment yield of 1.7% and duration of 3.2 years as of December 31, 2013.

Net investment income in 2013 was lower when compared to 2012. The decrease was driven by a reduction in the average invested assets resulting from the payment of claims and also due in part to realized gains taken in 2012 and 2011. These realized gains captured income in those prior years that would have otherwise been earned over several years. The realized gains in 2012 and 2011 also drove the investment yield lower. The portfolio’s average pre-tax investment yield was 1.7% at December 31, 2013 and 2012.

Our current investment policy emphasizes preservation of capital. Therefore, our investment portfolio consists almost entirely of high-quality, investment grade, fixed income securities. The investment policy also places an emphasis on maximizing investment income.  In order to maximize net investment income, the concentration of tax-exempt municipals will increase with sustained profitability of the company.

Realized gains and other-than-temporary impairments

Net realized gains for 2014 included $1.5 million in net realized gains on the sale of fixed income investments, slightly offset by $0.1 million in other-than-temporary (“OTTI”) losses. Net realized gains for 2013 included $6.1 million in net realized gains on the sale of fixed income investments, slightly offset by $0.3 million in OTTI losses. At December 31, 2014, the net unrealized gains in our investment portfolio were $7.1 million, which included $37.6 million of gross unrealized gains, partially offset by $30.5 million of gross unrealized losses.

Net realized gains for 2012 included $197.7 million in net realized gains on the sale of fixed income investments, slightly offset by $2.3 million in OTTI losses. We elected to realize gains during 2012, by selling certain securities, given the favorable market conditions experienced in 2012.

Other revenue

Other revenue for 2014 decreased compared to 2013 primarily due to losses of $0.8 million realized on debt repurchases. In the first quarter of 2014 we repurchased $20.9 million in par value of our 5.375% Senior Notes due in November 2015 at a cost slightly above par.

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

Losses incurred

Losses incurred for 2014 decreased by $343 million as compared to 2013. The decrease was primarily due to a decrease in the number of new default notices received, net of cures, and favorable development on prior year losses. Losses incurred in 2012 included a one-time charge of $267.5 million which was recorded to reflect the settlement of the Freddie Mac pool dispute and an increase to loss reserve estimates of approximately $100 million to reflect the estimated cost of rescission settlement agreements. The primary default inventory decreased by 23,427 delinquencies in 2014 compared to a decrease of 36,517 in 2013. The claim rate and estimated severity on our default inventory as of December 31, 2014 has increased slightly compared to the rates and amounts as of December 31, 2013 and 2012.

In 2014, net losses incurred were $496 million, comprised of $596 million of current year loss development partially offset by $100 million of favorable prior years’ loss development. In 2013, net losses incurred were $839 million, comprised of $899 million of current year loss development offset by $60 million of favorable prior years’ loss development. In 2012, net losses incurred were $2,067 million, comprised of $1,494 million of current year loss development and $573 million of unfavorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 and “Critical Accounting Policies” below for a discussion of our losses incurred and claims paying practices.

 Information about the composition of the primary insurance default inventory at December 31, 2014, 2013 and 2012 appears in the table below.

	December 31,
	2014	2013	2012

Total loans delinquent	79,901	103,328	139,845
Percentage of loans delinquent (default rate)	8.25%	10.76%	13.90%

Prime loans delinquent (1)	50,307	65,724	90,270
Percentage of prime loans delinquent (default rate)	5.82%	7.82%	10.44%

A-minus loans delinquent (1)	13,021	16,496	20,884
Percentage of A-minus loans delinquent (default rate)	27.61%	30.41%	32.92%

Subprime credit loans delinquent (1)	5,228	6,391	7,668
Percentage of subprime credit loans (default rate)	35.20%	38.70%	40.78%

Reduced documentation loans delinquent (2)	11,345	14,717	21,023
Percentage of reduced documentation loans delinquent (default rate)	27.08%	30.41%	35.23%

General Notes:

(a)	The FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.
(b)	Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums. In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 4,074 defaults with risk in force of $205 million as of December 31, 2014.
(1)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. However, we classify all loans without complete documentation as “reduced documentation” loans regardless of FICO score rather than as a prime, “A-minus” or “subprime” loan; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
(2)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under "doc waiver" programs that do not require verification of borrower income are classified by MGIC as "full documentation." Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.

The primary and pool loss reserves at December 31, 2014, 2013 and 2012 appear in the table below.

Gross Reserves	December 31,
	2014	2013	2012
Primary:
Direct loss reserves (in millions)	$2,246	$2,834	$3,744
Ending default inventory	79,901	103,328	139,845
Average direct reserve per default	$28,107	$27,425	$26,771

Primary claims received inventory included in ending default inventory	4,746	6,948	11,731

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$53	$82	$120
Without aggregate loss limits	12	17	20
Reserves related to Freddie Mac settlement (2)	84	126	167
Total pool direct loss reserves	$149	$225	$307

Ending default inventory:
With aggregate loss limits	3,020	5,496	7,243
Without aggregate loss limits	777	1,067	1,351
Total pool ending default inventory	3,797	6,563	8,594

Pool claims received inventory included in ending default inventory	99	173	304

Other gross reserves (in millions)	$2	$2	$6

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at December 31, 2014, 2013 and 2012 appear in the table below.

Losses by Region

Primary Default Inventory
Region	2014	2013	2012
Great Lakes	9,329	12,049	16,538
Mid-Atlantic	4,416	5,469	6,948
New England	4,117	5,056	6,160
North Central	8,499	11,225	16,367
Northeast	13,152	15,223	17,553
Pacific	6,242	8,313	13,235
Plains	2,427	3,156	4,126
South Central	9,045	11,606	15,418
Southeast	22,674	31,231	43,500
Total	79,901	103,328	139,845

Primary Loss Reserve
(In millions)
Region	2014	2013	2012
Great Lakes	$139	$206	$295
Mid-Atlantic	123	123	178
New England	125	139	144
North Central	222	313	445
Northeast	446	417	371
Pacific	250	360	599
Plains	35	53	69
South Central	133	192	301
Southeast	641	849	1,089
Total before IBNR and LAE	$2,114	$2,652	$3,491
IBNR and LAE	132	182	253
Total	$2,246	$2,834	$3,744

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH	Pacific: CA, HI, NV, OR, WA
Mid-Atlantic: DC, DE, MD, VA, WV	Plains: IA, ID, KS, MT, ND, NE, SD, WY
New England: CT, MA, ME, NH, RI, VT	South Central: AK, AZ, CO, LA, NM, OK,TX, UT
North Central: IL, MN, MO, WI	Southeast: AL, AR, FL, GA, MS, NC, SC, TN
Northeast: NJ, NY, PA

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, and loss mitigation efforts of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2014 paid claims) for the years ended December 31, 2014, 2013 and 2012 appears in the table below.

Primary average claim paid

	2014	2013*	2012
Florida	$53,511	$53,647	$57,181
Illinois	48,176	47,872	47,615
California	82,630	84,862	87,305
Maryland	66,140	71,754	75,227
Pennsylvania	38,618	39,899	40,506
All other states	40,477	40,997	42,833

All states	$45,596	$46,375	$48,722

*Excludes claim payments associated with the implementation of the settlement agreement with Countrywide as discussed in Note 20 - "Litigation and Contingencies" to our consolidated financial statements in Item 8.

The primary average loan size of our insurance in force at December 31, 2014, 2013 and 2012 appears in the table below.

Primary average loan size

	2014	2013	2012
Total insurance in force	$170,240	$165,310	$161,060
Prime (FICO 620 & >)	172,990	167,660	162,450
A-Minus (FICO 575-619)	126,420	127,280	128,850
Subprime (FICO < 575)	117,310	118,510	119,630
Reduced doc (All FICOs)(1)	181,480	183,050	188,210

(1)	In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at December 31, 2014, 2013 and 2012 for the top 5 states (based on 2014 paid claims) appears in the table below.

Primary average loan size

	2014	2013	2012
Florida	$177,981	$172,869	$171,884
Illinois	155,335	154,694	154,158
California	283,228	282,660	281,288
Maryland	239,875	236,840	235,219
Pennsylvania	156,028	149,712	143,685
All other states	162,950	157,976	153,358

Information about net paid claims during the years ended December 31, 2014, 2013 and 2012 appears in the table below.

Net paid claims (In millions)

	2014	2013	2012
Prime (FICO 620 & >)	$755	$1,163	$1,558
A-Minus (FICO 575-619)	124	179	235
Subprime (FICO < 575)	38	50	65
Reduced doc (All FICOs)(1)	157	219	372
Pool (2)	84	104	334
Other (3)	1	107	5
Direct losses paid	1,159	1,822	2,569
Reinsurance	(34)	(61)	(90)
Net losses paid	1,125	1,761	2,479
LAE	29	36	45
Net losses and LAE paid before terminations	1,154	1,797	2,524
Reinsurance terminations	-	(3)	(6)
Net losses and LAE paid	$1,154	$1,794	$2,518

(1)	In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(2)	2014, 2013 and 2012 include $42 million, $42 million and $100 million, respectively, paid under the terms of our settlement with Freddie Mac as discussed in Note 9 - "Loss Reserves" to our consolidated financial statements in Item 8.

(3)	2013 includes $105 million associated with the implementation of the Countrywide settlement as discussed in Note 20 - "Litigation and Contingencies" to our consolidated financial statements in Item 8.

Primary claims paid for the top 15 states (based on 2014 paid claims) and all other states for the years ended December 31, 2014, 2013 and 2012 appears in the table below.

Paid Claims by state (In millions)

	2014	2013*	2012

Florida	$247	$297	$317
Illinois	91	139	144
California	57	147	309
Maryland	49	51	47
Pennsylvania	42	46	38
Ohio	41	60	70
New Jersey	38	33	27
Washington	38	69	64
Georgia	29	58	99
Michigan	29	57	110
New York	27	20	14
North Carolina	24	38	48
Arizona	22	54	122
Nevada	21	47	88
Wisconsin	21	41	50
All other states	298	454	683
	$1,074	$1,611	$2,230
Other (Pool, LAE, Reinsurance and Other)	80	183	288
Net losses and LAE paid	$1,154	$1,794	$2,518

*	In 2013 the claims paid associated with our settlement agreement with Countrywide is included in "Other" above and not in the specific state disclosure.

We believe paid claims will continue to decline in 2015.

The primary default inventory for the top 15 states (based on 2014 paid claims) at December 31, 2014, 2013 and 2012 appears in the table below.

	2014	2013	2012
Florida	9,442	14,685	22,024
Illinois	4,481	6,167	9,313
California	2,777	3,656	6,201
Maryland	2,119	2,791	3,486
Pennsylvania	4,480	5,449	6,627
Ohio	3,908	5,055	6,647
New Jersey	4,077	4,646	5,303
Washington	1,415	1,986	3,053
Georgia	2,726	3,515	5,100
Michigan	2,447	3,284	4,808
New York	4,595	5,128	5,623
North Carolina	2,147	2,886	3,956
Arizona	850	1,195	2,161
Nevada	853	1,189	2,053
Wisconsin	1,797	2,176	3,086
All other states	31,787	39,520	50,404
	79,901	103,328	139,845

The primary default inventory by policy year at December 31, 2014, 2013 and 2012 appears in the table below.

Default inventory by policy year

Policy year:	2014	2013	2012
2003 and prior	13,383	17,892	23,197
2004	6,414	8,298	10,707
2005	10,630	13,728	18,168
2006	15,529	20,055	27,831
2007	25,232	33,085	46,568
2008	6,721	8,714	12,017
2009	648	749	901
2010	300	327	264
2011	260	243	148
2012	316	189	44
2013	335	48	-
2014	133	-	-
	79,901	103,328	139,845

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 40% of our total primary risk in force at December 31, 2014 compared to approximately 49% at December 31, 2013.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2014, 44% of our primary risk in force was written subsequent to December 31, 2011, 48% of our primary risk in force was written subsequent to December 31, 2010, and 51% of our primary risk in force was written subsequent to December 31, 2009.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of December 31, 2014, 2013 and 2012 was $24 million, $48 million and $74 million, respectively. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2014, 2013 and 2012 was 2.1%, 1.6% and 1.3%, respectively.

 See Note 10 – “Premium Deficiency Reserve” to our consolidated financial statements in Item 8 for a discussion of our premium deficiency reserve, as well as under “Critical Accounting Policies” below.

Underwriting and other expenses

Underwriting and other expenses for 2014 decreased when compared to 2013. The decrease primarily reflects an increase in ceding commission related to our reinsurance agreements, a reduction in employee costs, and a decrease in legal expenses.

Underwriting and other expenses for 2013 decreased when compared to 2012. The decrease primarily reflects our reduction in headcount, a decrease in contract underwriting remedy costs and an increase in ceding commission related to our reinsurance agreements.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Loss ratio	58.8%	88.9%	200.1%
Underwriting expense ratio	14.7%	18.6%	15.2%
Combined ratio	73.5%	107.5%	215.3%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in 2014 compared to 2013, was due to a decrease in losses incurred, somewhat offset by a decrease in net premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The decrease in the underwriting expense ratio in 2014 compared to 2013, was due to an increase in ceding commissions under our 2013 reinsurance agreement and a decrease in other expenses of our combined insurance operations. The combined ratio is the sum of the loss ratio and the underwriting expense ratio.

The decrease in the loss ratio in 2013 compared to 2012, was due to a decrease in losses incurred, somewhat offset by a decrease in premiums earned. The increase in the underwriting expense ratio in 2013 compared to 2012 was due to a decrease in net premiums written as well as an increase in underwriting and other expenses of our combined insurance operations.

Interest expense

Interest expense for 2014 decreased when compared to 2013. The decrease is primarily related to a $10.5 million decrease in amortization of the discount on our junior debentures, which became fully amortized in the first quarter of 2013, and a decrease in interest expense on our Senior Notes due in 2015 resulting from repayments of principal in 2013 and 2014. These decreases were offset in part by an increase in interest expense from our Convertible Notes due in 2020 that were issued in the March of 2013.

Interest expense for 2013 decreased when compared to 2012. The decrease was primarily related to a decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease in interest expense was somewhat offset by the interest expense associated with the Convertible Notes we issued in March 2013.

Income taxes

The effective tax rate provision on our pre-tax income was 1.1% in 2014 compared to the effective tax rate provision (benefit) on our pre-tax loss of 8.0% and (0.2%), in 2013, and 2012, respectively. During those periods, the provision for (benefit from) income taxes was reduced by the change in the valuation allowance.

See Note 14 – “Income Taxes” to our consolidated financial statements in Item 8 for a discussion of our tax position.

Financial Condition

At December 31, 2014 the total fair value of our investment portfolio was $4.6 billion. In addition, at December 31, 2014 our total assets included approximately $215 million of cash and cash equivalents as shown on our consolidated balance sheet. At December 31, 2014, based on fair value, virtually all of our fixed income securities were investment grade securities. More than 99% of our fixed income securities are readily marketable. The composition of ratings at December 31, 2014, 2013 and 2012 are shown in the table below.

Investment Portfolio Ratings

	December 31,
	2014	2013	2012
AAA	31%	42%	52%
AA	17%	17%	15%
A	35%	27%	22%
BBB	17%	14%	11%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 2% of our investment portfolio is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. At December 31, 2014, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2014, the modified duration of our fixed income investment portfolio was 3.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.9% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 6 – “Investments” to our consolidated financial statements in Item 8 for additional disclosure surrounding our investment portfolio.

At December 31, 2014, we had outstanding $61.9 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $64 million, $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $388 million, $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $735 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $500 million. See Note 8 – “Debt” to our consolidated financial statements in Item 8 for additional disclosure on our debt.

See Note 14 – “Income Taxes” to our consolidated financial statements in Item 8 for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2014, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $43.7 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary has experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $5 million and $27 million for the years ended December 31, 2013 and 2012, respectively. The underwriting remedy expense for the year ended December 31, 2014 was approximately $4 million, but may increase in the future.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums, net of reinsurance agreements, that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from reinsurance agreements which is discussed in “Results of Consolidated Operations – Reinsurance agreements” above.

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$62 million of 5.375% Senior Notes due in November 2015,

•	$345 million of 5% Convertible Senior Notes due in 2017,

•	$500 million of 2% Convertible Senior Notes due in 2020,

•	$390 million of 9% Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

Subject to certain limitations and restrictions, holders of each of the convertible debt issues may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated.

Since 2009, our claim payments have exceeded our premiums received.  Due to the uncertainty regarding how factors such as new loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process, will affect our future paid claims it remains difficult to estimate the amount and timing of future claim payments. We expect further net cash outflow in 2015. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the years ended December 31,
	2014	2013	2012
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(409,984)	$(971,531)	$(1,568,600)
Investing activities	296,941	(854,127)	1,653,533
Financing activities	(21,767)	1,130,725	(53,107)

(Decrease) increase in cash and cash equivalents	$(134,810)	$(694,933)	$31,826

Cash used in operating activities for 2014 and 2013 was lower, when compared to the most recent prior year, due to a decrease in losses paid and a decrease in premiums returned, partially offset by a decrease in premiums collected.

The change in cash related to investing activities in 2014 compared to 2013 was primarily due to a decrease in purchases of fixed maturity securities. In 2013, cash used in investment activities included the purchase of additional fixed maturity securities using proceeds from our concurrent common stock and convertible senior note offerings in March 2013 discussed in Note 9 – “Debt” and Note 15 – “Shareholders’ Equity” to our consolidated financial statements.

Cash provided by investing activities in 2012 was due to sales and maturities of fixed maturity securities, in part to capture realized gains that exceeded reinvestment activity during 2012.

The change in cash related to financing activities was driven by proceeds from our concurrent common stock and convertible senior note offerings in March 2013 discussed in Note 9 – “Debt” and Note 15 – “Shareholders’ Equity” to our consolidated financial statements, offset in part by an increase in debt repurchases of our 5.375% Senior Notes due in 2015.

Cash used in financing activities in 2012 was due to repurchasing $70.9 million in par value of our 5.375% Senior Notes due in 2015 at a cost of $53.1 million.

Debt at Our Holding Company and Holding Company Capital Resources

See Note 8 – “Debt” and Note 15 – “Shareholders’ Equity” to our consolidated financial statements in Item 8 for information related to our sale of common stock and issuance of convertible senior notes in March 2013.

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2015, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At December 31, 2014, we had approximately $491 million in cash and investments at our holding company.

As of December 31, 2014, our holding company’s debt obligations were $1,297 million in par value consisting of:

•	$61.9 million in par value of 5.375% Senior Notes due in November 2015, with an annual interest cost of $3.3 million;

•	$345 million in par value of 5% Convertible Senior Notes due in 2017, with an annual interest cost of $17 million;

•	$500 million in par value of 2% Convertible Senior Notes due in 2020, with an annual interest cost of $10 million; and

•	$390 million in par value of 9% Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million

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

During 2014 and 2013, we repurchased $20.9 million and $17.2 million in par value, respectively, of the 5.375% Senior Notes due in November 2015. The repurchases in 2014 were at a cost slightly above par, for which we recognized a loss of $0.8 million, and the 2013 repurchases were executed at par value.  In 2012 we repurchased approximately $70.9 million in par value of our 5.375% Senior Notes due in November 2015, at a cost of $53.1 million and recognized $17.8 million in gains on the 2012 repurchases, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2012. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

Risk-to-Capital

We compute our risk-to-capital ratio on a separate company statutory basis, as well as for our combined insurance operations. The risk-to-capital ratio is our net risk in force divided by our policyholders’ position. Our net risk in force includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount includes pools of loans with contractual aggregate loss limits and in some cases without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

	December 31,
	2014	2013
	(In millions, except ratio)

Risk in force - net (1)	$25,735	$24,054

Statutory policyholders' surplus	$1,518	$1,521
Statutory contingency reserve	247	-

Statutory policyholders' position	$1,765	$1,521

Risk-to-capital	14.6:1	15.8:1

(1)	Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	December 31,
	2014	2013
	(In millions, except ratio)

Risk in force - net (1)	$31,272	$29,468

Statutory policyholders' surplus	$1,585	$1,584
Statutory contingency reserve	318	19

Statutory policyholders' position	$1,903	$1,603

Risk-to-capital	16.4:1	18.4:1

(1)	Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($3.8 billion at December 31, 2014 and $4.8 billion at December 31, 2013) and for which loss reserves have been established.

Statutory policyholders’ position increased in 2013, due to an $800 million capital contribution to MGIC from part of the proceeds from our March 2013 sale of common stock and issuance of convertible senior notes. Our risk in force, net of reinsurance, decreased in 2014, due to the Addendum to our quota share reinsurance agreement discussed in Note 1 –“Nature of Business – Capital” and Note 11 – “Reinsurance” to our consolidated financial statements in Item 8. Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

For additional information regarding regulatory capital see Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item IA.

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba3 by Moody’s Investors Service with a stable outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB+ with a stable outlook. For further information about the importance of MGIC’s ratings, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain significantly more capital in order to maintain our eligibility” and “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

Contractual Obligations

At December 31, 2014, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,098	$128	$461	$90	$2,419
Operating lease obligations	3	1	2	-	-
Tax obligations	19	-	19	-	-
Purchase obligations	3	2	1	-	-
Pension, SERP and other post-retirement benefit plans	272	24	49	55	144
Other long-term liabilities	2,397	1,222	1,031	144	-
Total	$5,792	$1,377	$1,563	$289	$2,563

Our long-term debt obligations at December 31, 2014 include, $61.9 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in Item 8. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 14 – “Income Taxes” to our consolidated financial statements in Item 8. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit Plans” to our consolidated financial statements in Item 8 for discussion of expected benefit payments under our benefit plans.

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

The incurred but not reported, or IBNR,  reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim severities for the estimated number of defaults not reported. As of December 31, 2014 and 2013, we had IBNR reserves of approximately $99 million and $128 million, respectively.

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

The estimated claim rates and claim severities represent what we believe reflect the best estimate of what will actually be paid on the loans in default as of the reserve date. If a policy is rescinded we do not expect that it will result in a claim payment and thus the rescission generally reduces the historical claim rate used in establishing reserves. In addition, if a loan cures its delinquency, including successful loan modifications that result in a cure being reported to us, the cure reduces the historical claim rate used in establishing reserves. Our methodology to determine the estimate of claim rates and claim amounts are based on our review of recent trends in the default inventory. To establish reserves we utilize a reserving model that continually incorporates historical data on the rate at which defaults resulted in a claim, or the claim rate. This historical data includes the effects of rescissions, which are included as cures within the model. The model also incorporates an estimate for the amount of the claim we will pay, or severity. The severity is estimated using the historical percentage of our claim paid compared to our loan exposure, as well as the risk in force of the loans currently in default. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. We review recent trends in the claim rate, severity, the change in the level of defaults by geography and the change in average loan exposure. As a result, the process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.

The claim rates and claim severities are likely to be affected by external events, including actual economic conditions such as changes in unemployment rate, interest rate or housing value.  Our estimation process does not include a correlation between claim rates and claim amounts to projected economic conditions such as changes in unemployment rate, interest rate or housing value.  Our experience is that analysis of that nature would not produce reliable results. The results would not be reliable as the change in one economic condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Additionally, the changes and interaction of these economic conditions are not likely homogeneous throughout the regions in which we conduct business. Each economic environment influences our ultimate paid losses differently, even if apparently similar in nature. Furthermore, changes in economic conditions may not necessarily be reflected in our loss development in the quarter or year in which the changes occur. Typically, actual claim results often lag changes in economic conditions by at least nine to twelve months.

In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations.  For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor would change the reserve amount by approximately $87 million as of December 31, 2014. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred related to prior years (1)	Reserve at end of prior year
	(In thousands)
2014	(100,359)	3,061,401
2013	(59,687)	4,056,843
2012	573,120	4,557,512
2011	(99,328)	5,884,171
2010	(266,908)	6,704,990

(1)	A positive number for a prior year indicates a deficiency of loss reserves, and a negative number for a prior year indicates a redundancy of loss reserves.

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

Revenue recognition

When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy life. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy life. Premiums written on policies covering more than one year are amortized over the policy life in relationship to the anticipated incurred loss pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender. Cancellations also include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the lender and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. The actual return of premium affects premium written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Deferred insurance policy acquisition costs

Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs. The deferred costs are net of any reinsurance recoveries from ceding commissions associated with our reinsurance agreements. Deferred insurance policy acquisition costs arising from each book of business are charged against revenue in the same proportion that the underwriting profit for the period of the charge bears to the total underwriting profit over the life of the policies. The underwriting profit and the life of the policies are estimated and are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. Interest is accrued on the unamortized balance of deferred insurance policy acquisition costs.

Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2014, the persistency rate of our primary mortgage insurance was 82.8%, compared to 79.5% at December 31, 2013.  This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2014.  A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.

If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Fair Value Measurements

For the years ended December 31, 2014, 2013 and 2012, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 – Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities, equity securities, and Australian government and semi government securities.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state premium tax credit investments. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

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

Investment Portfolio

Our entire investment portfolio is classified as available-for-sale and is reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in shareholders' equity.  Realized investment gains and losses on investments are recognized in income based upon specific identification of securities sold.

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

Based on our evaluation, we will record an other-than-temporary impairment adjustment on a security if we intend to sell the impaired security, if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of the cash flows we expect to collect is less than the amortized costs basis of the security. If the fair value of a security is below its amortized cost at the time of our intent to sell, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, when a security is considered to be other-than-temporarily impaired, the losses are separated into the portion of the loss that represents the credit loss; and the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security are less than the cost basis of the security.

During 2014, 2013 and 2012 we recognized OTTI losses in earnings of $0.1 million, $0.3 million and $2.3 million, respectively. There were no OTTI losses recognized in shareholders’ equity for the years ending December 31, 2014, 2013, and 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2014, the modified duration of our fixed income investment portfolio (which excludes cash and cash equivalents), was 3.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.9% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands)

	2014	2013
ASSETS

Investment portfolio (notes 6 and 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2014 - $4,602,514; 2013 - $4,948,543)	$4,609,614	$4,863,925
Equity securities	3,055	2,894
Total investment portfolio	4,612,669	4,866,819

Cash and cash equivalents	197,882	332,692
Restricted cash and cash equivalents (note 2)	17,212	17,440
Accrued investment income	30,518	31,660
Prepaid reinsurance premiums (note 11)	47,623	36,243
Reinsurance recoverable on loss reserves (note 11)	57,841	64,085
Reinsurance recoverable on paid losses (note 11)	6,424	10,425
Premiums receivable	57,442	62,301
Home office and equipment, net	28,693	26,185
Deferred insurance policy acquisition costs	12,240	9,721
Profit commission receivable (note 11)	91,500	2,368
Other assets	106,390	141,451
Total assets	$5,266,434	$5,601,390

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Loss reserves (notes 9 and 11)	$2,396,807	$3,061,401
Premium deficiency reserve (note 10)	23,751	48,461
Unearned premiums	203,414	154,479
Senior notes (note 8)	61,918	82,773
Convertible senior notes (note 8)	845,000	845,000
Convertible junior debentures (note 8)	389,522	389,522
Other liabilities	309,119	275,216
Total liabilities	4,229,531	4,856,852

Contingencies (note 20)

Shareholders' equity (note 15):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2014 and 2013 - 340,047; outstanding 2014 - 338,560; 2013 - 337,758)	340,047	340,047
Paid-in capital	1,663,592	1,661,269
Treasury stock (shares at cost 2014 - 1,487; 2013 - 2,289)	(32,937)	(64,435)
Accumulated other comprehensive loss, net of tax (note 12)	(81,341)	(117,726)
Retained deficit	(852,458)	(1,074,617)
Total shareholders' equity	1,036,903	744,538
Total liabilities and shareholders' equity	$5,266,434	$5,601,390

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$999,943	$994,910	$1,049,549
Assumed	1,653	2,074	2,425
Ceded (note 11)	(119,634)	(73,503)	(34,142)
Net premiums written	881,962	923,481	1,017,832
(Increase) decrease in unearned premiums	(37,591)	19,570	15,338
Net premiums earned (note 11)	844,371	943,051	1,033,170

Investment income, net of expenses (note 6)	87,647	80,739	121,640
Net realized investment gains (losses) (note 6):
Total other-than-temporary impairment losses	(144)	(328)	(2,310)
Portion of losses recognized in other comprehensive income (loss), before taxes (note 12)	-	-	-
Net impairment losses recognized in earnings	(144)	(328)	(2,310)
Other realized investment gains	1,501	6,059	197,719
Net realized investment gains	1,357	5,731	195,409
Other revenue	8,422	9,914	28,145
Total revenues	941,797	1,039,435	1,378,364

Losses and expenses:
Losses incurred, net (notes 9 and 11)	496,077	838,726	2,067,253
Change in premium deficiency reserve (note 10)	(24,710)	(25,320)	(61,036)
Amortization of deferred policy acquisition costs	7,618	10,641	7,452
Other underwriting and operating expenses, net (note 11)	138,441	181,877	193,995
Interest expense (note 8)	69,648	79,663	99,344
Total losses and expenses	687,074	1,085,587	2,307,008
Income (loss) before tax	254,723	(46,152)	(928,644)
Provision for (benefit from) income taxes (note 14)	2,774	3,696	(1,565)
Net income (loss)	$251,949	$(49,848)	$(927,079)

Income (loss) per share (note 3):
Basic	$0.74	$(0.16)	$(4.59)
Diluted	$0.64	$(0.16)	$(4.59)

Weighted average common shares outstanding - basic (note 3)	338,523	311,754	201,892

Weighted average common shares outstanding - diluted (note 3)	413,547	311,754	201,892

Dividends per share	$-	$-	$-

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)

Net income (loss)	$251,949	$(49,848)	$(927,079)

Other comprehensive income (loss), net of tax (note 12):

Change in unrealized investment gains and losses (note 6)	91,139	(123,591)	(78,659)

Benefit plans adjustment (note 13)	(52,112)	68,038	(1,221)

Foreign currency translation adjustment	(2,642)	(14,010)	1,593

Other comprehensive income (loss), net of tax	36,385	(69,563)	(78,287)

Comprehensive income (loss)	$288,334	$(119,411)	$(1,005,366)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss) (note 12)	Retained earnings (deficit)	Total shareholders' equity
	(In thousands)

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)	$1,196,815
Net loss	-	-	-	-	(927,079)	(927,079)
Change in unrealized investment gains and losses, net	-	-	-	(78,659)	-	(78,659)
Reissuance of treasury stock, net	-	(8,749)	57,583	-	(51,567)	(2,733)
Equity compensation (note 18)	-	8,224	-	-	-	8,224
Benefit plans adjustments, net	-	-	-	(1,221)	-	(1,221)
Unrealized foreign currency translation adjustment, net	-	-	-	1,593	-	1,593

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)	$196,940
Net loss	-	-	-	-	(49,848)	(49,848)
Change in unrealized investment gains and losses, net (note 6)	-	-	-	(123,591)	-	(123,591)
Common stock issuance (note 15)	135,000	528,335	-	-	-	663,335
Reissuance of treasury stock, net (note 15)	-	(7,892)	40,524	-	(34,488)	(1,856)
Equity compensation (note 18)	-	5,530	-	-	-	5,530
Benefit plans adjustments, net (note 13)	-	-	-	68,038	-	68,038
Unrealized foreign currency translation adjustment, net	-	-	-	(14,010)	-	(14,010)

Balance, December 31, 2013	$340,047	$1,661,269	$(64,435)	$(117,726)	$(1,074,617)	$744,538
Net income	-	-	-	-	251,949	251,949
Change in unrealized investment gains and losses, net (note 6)	-	-	-	91,139	-	91,139
Reissuance of treasury stock, net (note 15)	-	(6,680)	31,498	-	(29,790)	(4,972)
Equity compensation (note 18)	-	9,003	-	-	-	9,003
Benefit plans adjustments, net (note 13)	-	-	-	(52,112)	-	(52,112)
Unrealized foreign currency translation adjustment, net	-	-	-	(2,642)	-	(2,642)
Balance, December 31, 2014	$340,047	$1,663,592	$(32,937)	$(81,341)	$(852,458)	$1,036,903

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$251,949	$(49,848)	$(927,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and other amortization	48,365	68,716	100,135
Deferred tax provision (benefit)	312	590	(34)
Realized investment gains, net	(1,501)	(6,059)	(197,719)
Net investment impairment losses	144	328	2,310
Loss (gain) on repurchase on senior notes	837	-	(17,775)
Other	(5,084)	30,077	(21,802)
Change in certain assets and liabilities:
Accrued investment income	1,142	(4,417)	28,423
Prepaid reinsurance premium	(11,380)	(35,402)	776
Reinsurance recoverable on loss reserves	6,244	40,763	49,759
Reinsurance recoverable on paid losses	4,001	5,180	4,286
Premiums receivable	4,859	5,527	3,245
Deferred insurance policy acquisition costs	(2,519)	1,524	(3,740)
Profit commission receivable	(89,132)	(2,368)	-
Real estate	622	(9,817)	(1,842)
Loss reserves	(664,594)	(995,442)	(500,669)
Premium deficiency reserve	(24,710)	(25,320)	(61,036)
Unearned premiums	48,935	15,639	(16,026)
Return premium accrual	22,200	(11,800)	(11,700)
Income taxes payable (current)	(674)	598	1,888

Net cash used in operating activities	(409,984)	(971,531)	(1,568,600)

Cash flows from investing activities:
Purchases of investments:
Fixed maturities	(1,979,917)	(3,248,602)	(5,025,204)
Equity securities	(94)	(111)	(132)
Proceeds from sales of fixed maturities	1,147,624	1,054,985	5,216,934
Proceeds from maturity of fixed maturities	1,129,087	1,357,028	1,461,955
Net increase (decrease) in payable for securities	13	13	(20)
Net decrease (increase) in restricted cash	228	(17,440)	-
Net cash provided by (used in) investing activities	296,941	(854,127)	1,653,533

Cash flows from financing activities:
Net proceeds from convertible senior notes	-	484,625	-
Common stock shares issued	-	663,335	-
Repayment of long-term debt	(21,767)	(17,235)	(53,107)
Net cash (used in) provided by financing activities	(21,767)	1,130,725	(53,107)
Net (decrease) increase in cash and cash equivalents	(134,810)	(694,933)	31,826
Cash and cash equivalents at beginning of year	332,692	1,027,625	995,799
Cash and cash equivalents at end of year	$197,882	$332,692	$1,027,625

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

1.	Nature of Business

MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”), MGIC Indemnity Corporation (“MIC”) and several other subsidiaries, is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. Our principal product is primary mortgage insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us. Prior to 2009, we also wrote pool mortgage insurance. Pool insurance generally covers the excess of the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Through certain other non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting and portfolio analysis and retention. We began our international operations in Australia, where we started to write business in June 2007. Since 2008, we are no longer writing new business in Australia. Our Australian operations are included in our consolidated financial statements; however they are not material to our consolidated results.

At December 31, 2014, our direct domestic primary insurance in force was $164.9 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct domestic primary risk in force was $42.9 billion, which represents the insurance in force multiplied by the insurance coverage percentage. Our direct pool risk in force at December 31, 2014 was approximately $0.8 billion ($0.3 billion on pool policies with aggregate loss limits and $0.5 billion on pool policies without aggregate loss limits). Our risk in force in Australia at December 31, 2014 was approximately $346 million which represents the risk associated with 100% coverage on the insurance in force. The mortgage insurance we provided in Australia only covers the unpaid loan balance after the sale of the underlying property.

Capital - GSEs

Substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac (the “GSEs”), each of which has mortgage insurer eligibility requirements. The existing eligibility requirements include a minimum financial strength rating of Aa3/AA-. Because MGIC does not meet the financial strength rating requirement (its financial strength rating from Moody’s is Ba3 (with a stable outlook) and from Standard & Poor’s is BB+ (with a stable outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan.

On July 10, 2014, the conservator of the GSEs, the Federal Housing Finance Agency (“FHFA”), released draft Private Mortgage Insurer Eligibility Requirements (“draft PMIERs”). The draft PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to meet or exceed “Minimum Required Assets” (which are based on an insurer's book and calculated from tables of factors with several risk dimensions and are subject to a floor amount).

The public input period for the draft PMIERs ended September 8, 2014. We currently expect the PMIERs to be published in final form no earlier than late in the first quarter of 2015 and the “effective date” to occur 180 days thereafter. Under the draft PMIERs mortgage insurers  would have up to two years after the final PMIERs are published to meet the GSE Financial Requirements (the “transition period”). A mortgage insurer that fails to certify by the effective date that it meets the GSE Financial Requirements would be subject to a transition plan having milestones for actions to achieve compliance. The transition plan would be submitted for the approval of each GSE within 90 days after the effective date, and if approved, the GSEs would monitor the insurer’s progress. During the transition period for an insurer with an approved transition plan, an insurer would be in remediation (a status similar to the one under which MGIC has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans owned or guaranteed by the GSEs.

Shortly after the draft PMIERs were released, we estimated that we would have a shortfall in Available Assets of approximately $600 million on December 31, 2014, which was when the final PMIERs were expected to be published. We also estimated that the shortfall would be reduced to approximately $300 million through operations over a two year period. Those shortfall projections assumed the risk in force and capital of MGIC’s MIC subsidiary would be repatriated to MGIC, and full credit would be given in the calculation of Minimum Required Assets for our existing reinsurance agreement (approximately $500 million of credit at December 31, 2014, increasing to $600 million of credit over two years).  However, we do not expect our existing reinsurance agreement would be given full credit under the PMIERs. Applying the same assumptions, but considering the delay in publication of the final PMIERs, our shortfall projections have improved modestly. Also, we have been in discussions with the participating reinsurers regarding modifications to the agreement so that we would receive additional PMIERs credit.

In addition to modifying our reinsurance agreement, we believe we will be able to use a combination of the alternatives outlined below so that MGIC will meet the GSE Financial Requirements of the draft PMIERs even if they are implemented as released. As of December 31, 2014, we had approximately $491 million of cash and investments at our holding company, a portion of which we believe may be available for future contribution to MGIC. Furthermore, there are regulated insurance affiliates of MGIC that have approximately $100 million of assets as of December 31, 2014. We expect that, subject to regulatory approval, we would be able to use a material portion of these assets to increase the Available Assets of MGIC.  Additionally, if the draft PMIERs are implemented as released, we would consider seeking non-dilutive debt capital to mitigate the shortfall. Factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements within the transition period include the following:

•	Changes in the actual PMIERs adopted from the draft PMIERs may increase the amount of MGIC’s Minimum Required Assets or reduce its Available Assets, with the result that the shortfall in Available Assets could increase;
•	We may not obtain regulatory approval to transfer assets from MGIC’s regulated insurance affiliates to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in these companies higher than we are assuming;

•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we are assuming;
•	We may not be able to achieve modifications in our existing reinsurance agreements necessary to minimize the reduction in the credit for reinsurance under the draft PMIERs;
•	We may not be able to obtain additional reinsurance necessary to further reduce the Minimum Required Assets due to market capacity, pricing or other reasons (including disapproval of the proposed transaction by a GSE); and
•	Our future operating results may be negatively impacted by the matters discussed throughout the financial statement footnotes. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby increasing our shortfall in Available Assets.

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

If we are required to increase the amount of Available Assets we hold in order to continue to insure GSE loans, the amount of capital we hold may increase. If we increase the amount of capital we hold with respect to insured loans, our returns may decrease unless we increase premiums. An increase in premium rates may not be feasible for a number of reasons, including competition from other private mortgage insurers, the Federal Housing Administration (“FHA”), the Veteran’s Administration (“VA”) or other credit enhancement products.

See additional disclosure regarding statutory capital in Note 17 – “Statutory Capital.”

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), as codified in the Accounting Standards Codification.  In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of MGIC Investment Corporation and its majority-owned subsidiaries. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

We consider money market funds and investments with original maturities of three months or less to be cash equivalents.

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. In the fourth quarter of 2013, approximately $42.9 million was released from escrow in connection with the BANA agreement. At December 31, 2014, approximately $17.2 million remains in escrow in connection with the CHL agreement. See additional discussion of these settlement agreements in Note 20 – “Litigation and contingencies.”

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements to 2013 and 2012 amounts to conform to the 2014 presentation.

Subsequent Events

We have considered subsequent events through the date of this filing.

3.	Summary of Significant Accounting Policies

Fair value measurements

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 – Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities, equity securities, and Australian government and semi government securities.

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

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs primarily include certain state premium tax credit investments. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

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

Investments

Our entire investment portfolio is classified as available-for-sale and is reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity.  Realized investment gains and losses are reported in income based upon specific identification of securities sold.  (See Note 6 – “Investments.”)

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

Based on our evaluation, we will record an other-than-temporary impairment adjustment on a security if we intend to sell the impaired security, if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of the cash flows we expect to collect is less than the amortized cost basis of the security. If the fair value of a security is below its amortized cost at the time of our intent to sell, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, when a security is considered to be other-than-temporarily impaired, the losses are separated into the portion of the loss that represents the credit loss; and the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security are less than the cost basis of the security.

Home office and equipment

Home office and equipment is carried at cost net of depreciation.  For financial statement reporting purposes, depreciation is determined on a straight-line basis for the home office, equipment and data processing hardware over estimated lives of 45, 5 and 3 years, respectively.  For income tax purposes, we use accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $54.9 million, $53.0 million and $51.3 million at December 31, 2014, 2013 and 2012, respectively. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $1.8 million and $1.9 million, respectively.

Deferred Insurance Policy Acquisition Costs

Costs directly associated with the successful acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs (“DAC”). The deferred costs are net of any ceding commissions received associated with our reinsurance agreements.  For each underwriting year of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies.  We utilize anticipated investment income in our calculation. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development.  If a premium deficiency exists (in other words, no gross profit is expected), we reduce the related DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the related DAC balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

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

Reserves are also established for estimated losses from defaults occurring prior to the close of an accounting period on notices of default not yet reported to us. These incurred but not reported (“IBNR”) reserves are also established using estimated claim rates and claim severities.

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process. Reserves are also ceded to reinsurers under our reinsurance agreements. (See Note 9 – “Loss Reserves” and Note 11 – “Reinsurance.”)

Premium Deficiency Reserve

After our loss reserves are initially established, we perform premium deficiency tests using our best estimate assumptions as of the testing date. Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves.  The discount rate used in the calculation of the premium deficiency reserve is based upon our pre-tax investment yield at year-end. Products are grouped for premium deficiency purposes based on similarities in the way the products are acquired, serviced and measured for profitability.

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

Revenue Recognition

We write policies which are guaranteed renewable contracts at the insured's option on a monthly, single, or annual premium basis. We have no ability to reunderwrite or reprice these contracts.  Premiums written on monthly policies are earned as coverage is provided. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy life.  Premiums written on policies covering more than one year are amortized over the policy life in relationship to the anticipated incurred loss pattern based on historical experience.  Premiums written on annual policies are earned on a monthly pro rata basis.    When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. Cancellations also include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the lender and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. The actual return of premium for all periods affects premiums written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred insurance policy acquisition costs.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay. Fee income consists primarily of contract underwriting and related fee-based services provided to lenders and is included in “Other revenue” on the consolidated statements of operations.

Income Taxes

Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items.  The expected tax effects are computed at the enacted regular federal tax rate.  Using this method, we have recorded a net deferred tax asset, before valuation allowance, in large part due to net operating losses incurred in prior years. On a quarterly basis, we review the need to maintain a deferred tax asset valuation allowance as an offset to the net deferred tax asset, before valuation allowance. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, the expected occurrence of future income or loss, the expiration dates of the carryforwards, the cyclical nature of our operating results, and available tax planning strategies. As discussed in Note 14 –“Income Taxes,” we continue to reduce our benefit from income tax through the recognition of a valuation allowance.

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

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated at the year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses resulting from transactions in a foreign currency are recorded in current period net income (loss) at the rate on the transaction date.

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

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested restricted stock or granted stock options result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. We have several debt issuances that could potentially result in contingently issuable shares and consider each potential issuance of shares separately to reflect the maximum potential dilution. Accordingly, our dilutive common stock equivalents may not reflect all of the potential contingently issuable shares that could be required to be issued upon any debt conversion. For purposes of calculating basic and diluted EPS, vested restricted stock awards are considered outstanding.

GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of EPS pursuant to the two-class method. Our participating securities are composed of unvested restricted stock with non-forfeitable rights to dividends. There have been no dividends declared by us since the issuance of these participating securities and there has been no reduction to net income available to common shareholders. For the year ended December 31, 2014, participating securities of 0.1 million have been included in basic EPS and 0.1 million and 1.1 million have been excluded for the years ended December 31, 2013 and 2012, respectively, as they are anti-dilutive due to our net losses.

The computation of diluted EPS for the year ended December 31, 2014 includes the weighted average unvested restricted stock units outstanding of 3.1 million. During 2013 and 2012 we reported a consolidated net loss. As a result of the net loss, unvested restricted stock awards were anti-dilutive for the year and were not included in the computation of diluted weighted average shares.

For the year ended December 31, 2014, the outstanding Convertible Senior Notes due in 2020 are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued as of the beginning the reporting period and included in calculating diluted EPS. In addition, if dilutive, interest expense, net of tax, related to the outstanding Convertible Senior Notes due in 2020 is added back to earnings in calculating diluted EPS. For the year ended December 31, 2014, 2013, and 2012, common stock equivalents under our convertible debt instruments of 54.5 million, 126.4 million, and 60.7 million, respectively, were excluded from weighted average shares as they were anti-dilutive.

The following table reconciles basic and diluted EPS amounts:

	Years Ended December 31,

	2014	2013	2012
	(In thousands, except per share data)

Basic earnings (loss) per share:

Net income (loss)	$251,949	$(49,848)	$(927,079)
Average common shares outstanding	338,523	311,754	201,892
Basic income (loss) per share	$0.74	$(0.16)	$(4.59)

Diluted earnings (loss) per share:

Net income (loss)	$251,949	$(49,848)	$(927,079)

Interest expense, net of tax:
2% Convertible Senior Notes due 2020	12,197	-	-

Diluted income available to common shareholders	$264,146	$(49,848)	$(927,079)

Weighted-average shares - Basic	338,523	311,754	201,892
Effect of dilutive securities:
Unvested restricted stock	3,082	-	-
Convertible debt common stock equivalents	71,942	-	-

Weighted-average shares - Diluted	413,547	311,754	201,892

Diluted income (loss) per share	$0.64	$(0.16)	$(4.59)

4.	New Accounting Policies

In August 2014, the FASB issued an update that requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and for interim and annual periods thereafter. We do not expect the adoption of this update to have a material effect on the presentation of our consolidated financial statements and disclosures.

In June 2014, the FASB issued updated guidance to resolve diversity in practice concerning employee shared-based payments that contain performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. This updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements and disclosures.

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, our fee income related to contract underwriting and other fee-based services provided to lenders will be subject to this guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for the quarter ending March 31, 2017. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements and disclosures.

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

5.	Related Party Transactions

There were no related party transactions during 2014, 2013 or 2012.

6.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2014 and 2013 are shown below:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$349,153	$2,752	$(5,130)	$346,775
Obligations of U.S. states and political subdivisions	844,942	12,961	(2,761)	855,142
Corporate debt securities	2,418,991	16,325	(10,035)	2,425,281
Asset-backed securities	286,260	535	(140)	286,655
Residential mortgage-backed securities	329,983	254	(9,000)	321,237
Commercial mortgage-backed securities	276,215	1,221	(2,158)	275,278
Collateralized loan obligations	61,340	-	(1,264)	60,076
Debt securities issued by foreign sovereign governments	35,630	3,540	-	39,170
Total debt securities	4,602,514	37,588	(30,488)	4,609,614
Equity securities	3,003	61	(9)	3,055

Total investment portfolio	$4,605,517	$37,649	$(30,497)	$4,612,669

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$663,642	$1,469	$(25,521)	$639,590
Obligations of U.S. states and political subdivisions	932,922	5,865	(17,420)	921,367
Corporate debt securities	2,190,095	6,313	(24,993)	2,171,415
Asset-backed securities	399,839	1,100	(453)	400,486
Residential mortgage-backed securities	383,368	146	(24,977)	358,537
Commercial mortgage-backed securities	277,920	131	(6,668)	271,383
Collateralized loan obligations	61,337	-	(1,042)	60,295
Debt securities issued by foreign sovereign governments	39,420	1,722	(290)	40,852
Total debt securities	4,948,543	16,746	(101,364)	4,863,925
Equity securities	2,908	9	(23)	2,894

Total investment portfolio	$4,951,451	$16,755	$(101,387)	$4,866,819

(1)	There were no other-than-temporary impairment losses recorded in other comprehensive income (loss) at December 31, 2014 and 2013.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. In December 2013, our Australian subsidiary liquidated a portion of its investment portfolio and repatriated, with regulatory approval, $89.5 million to its parent MGIC. The remaining portfolio is comprised of Australian government and semi government securities, representing 86% of the market value of our foreign investments with the remaining 10% invested in corporate securities and 4% in cash equivalents. Eighty-three percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 17% is rated AA. At December 31, 2014 the investment portfolio fair value in our Australian operations was approximately $46 million.

The amortized cost and fair values of debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

December 31, 2014	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$330,602	$330,982
Due after one year through five years	1,903,661	1,909,422
Due after five years through ten years	1,063,679	1,069,433
Due after ten years	350,774	356,531
	3,648,716	3,666,368

Asset-backed securities	286,260	286,655
Residential mortgage-backed securities	329,983	321,237
Commercial mortgage-backed securities	276,215	275,278
Collateralized loan obligations	61,340	60,076

Total at December 31, 2014	$4,602,514	$4,609,614

At December 31, 2014 and 2013, the investment portfolio had gross unrealized losses of $30.5 million and $101.4 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,166	$138	$232,351	$4,992	$290,517	$5,130
Obligations of U.S. states and political subdivisions	166,408	1,066	114,465	1,695	280,873	2,761
Corporate debt securities	816,555	5,259	243,208	4,776	1,059,763	10,035
Asset-backed securities	54,491	80	11,895	60	66,386	140
Residential mortgage-backed securities	24,168	34	263,002	8,966	287,170	9,000
Commercial mortgage-backed securities	89,301	810	110,652	1,348	199,953	2,158
Collateralized loan obligations	-	-	60,076	1,264	60,076	1,264
Debt securities issued by foreign sovereign governments	-	-	-	-	-	-
Equity securities	167	1	235	8	402	9
Total investment portfolio	$1,209,256	$7,388	$1,035,884	$23,109	$2,245,140	$30,497

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$465,975	$24,980	$4,103	$541	$470,078	$25,521
Obligations of U.S. states and political subdivisions	503,967	17,370	4,226	50	508,193	17,420
Corporate debt securities	1,238,211	20,371	81,593	4,622	1,319,804	24,993
Asset-backed securities	126,991	387	7,114	66	134,105	453
Residential mortgage-backed securities	91,534	3,886	265,827	21,091	357,361	24,977
Commercial mortgage-backed securities	192,440	6,239	43,095	429	235,535	6,668
Collateralized loan obligations	60,295	1,042	-	-	60,295	1,042
Debt securities issued by foreign sovereign governments	7,203	290	-	-	7,203	290
Equity securities	1,012	18	75	5	1,087	23
Total investment portfolio	$2,687,628	$74,583	$406,033	$26,804	$3,093,661	$101,387

The unrealized losses in all categories of our investments at December 31, 2014 were primarily caused by the difference in interest rates at December 31, 2014 compared to interest rates at the time of purchase. There were 423 and 571 securities in an unrealized loss position at December 31, 2014 and 2013, respectively. At December 31, 2014, the fair value as a percent of amortized cost of the securities in an unrealized loss position was 99% and approximately half of the securities in an unrealized loss position were backed by the U.S. Government.

We recognized other-than-temporary impairment (“OTTI”) losses in earnings of $0.1 million and $0.3 million during 2014 and 2013, respectively. During 2012 we recognized OTTI losses in earnings of $2.3 million, related to impairments on certain auction rate securities.

For the years ended December 31, 2014, 2013, and 2012, there were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).

Net investment income is comprised of the following:

	2014	2013	2012
	(In thousands)

Fixed maturities	$89,437	$82,168	$122,886
Equity securities	227	229	200
Cash equivalents	179	353	333
Other	711	675	782

Investment income	90,554	83,425	124,201
Investment expenses	(2,907)	(2,686)	(2,561)

Net investment income	$87,647	$80,739	$121,640

The net realized investment gains (losses), including impairment losses, and change in net unrealized gains (losses) of investments are as follows:

	2014	2013	2012
	(In thousands)
Net realized investment gains (losses) on investments:
Fixed maturities	$1,000	$3,274	$195,652
Equity securities	356	1,068	487
Other	1	1,389	(730)

Total net realized investment gains	$1,357	$5,731	$195,409

Change in net unrealized gains (losses):
Fixed maturities	$91,718	$(126,020)	$(78,604)
Equity securities	66	(153)	58
Other	-	-	-
Total increase (decrease) in net unrealized gains/losses	$91,784	$(126,173)	$(78,546)

The gross realized gains, gross realized losses and impairment losses are as follows:

	2014	2013	2012
	(In thousands)

Gross realized gains	$4,966	$11,043	$213,827
Gross realized losses	(3,465)	(4,984)	(16,108)
Impairment losses	(144)	(328)	(2,310)

Net realized gains on securities	$1,357	$5,731	$195,409

We had $20.2 million and $20.3 million of investments at fair value on deposit with various states at December 31, 2014 and 2013, respectively, due to regulatory requirements of those state insurance departments.

7.	Fair Value Measurements

Assets measured at fair value included those listed, by hierarchy level, in the following tables as of December 31, 2014 and 2013:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$346,775	$188,824	$157,951	$-
Obligations of U.S. states and political subdivisions	855,142	-	853,296	1,846
Corporate debt securities	2,425,281	-	2,425,281	-
Asset-backed securities	286,655	-	286,655	-
Residential mortgage-backed securities	321,237	-	321,237	-
Commercial mortgage-backed securities	275,278	-	275,278	-
Collateralized loan obligations	60,076	-	60,076	-
Debt securities issued by foreign sovereign governments	39,170	39,170	-	-
Total debt securities	4,609,614	227,994	4,379,774	1,846
Equity securities	3,055	2,734	-	321
Total investments	$4,612,669	$230,728	$4,379,774	$2,167
Real estate acquired (1)	$12,658	$-	$-	$12,658

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheets.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2013

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$639,590	$347,273	$292,317	$-
Obligations of U.S. states and political subdivisions	921,367	-	918,944	2,423
Corporate debt securities	2,171,415	-	2,171,415	-
Asset-backed securities	400,486	-	400,486	-
Residential mortgage-backed securities	358,537	-	358,537	-
Commercial mortgage-backed securities	271,383	-	271,383	-
Collateralized loan obligations	60,295	-	60,295	-
Debt securities issued by foreign sovereign governments	40,852	40,852	-	-
Total debt securities	4,863,925	388,125	4,473,377	2,423
Equity securities	2,894	2,573	-	321
Total investments	$4,866,819	$390,698	$4,473,377	$2,744
Real estate acquired (1)	$13,280	$-	$-	$13,280

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheets.

During the third quarter of 2014, we changed the classification of our U.S. government corporations and agencies securities from Level 1 to Level 2 within the fair value hierarchy. The fair value of our U.S. government corporations and agencies securities, in current market conditions, is determined from quoted prices for similar instruments in active markets, which is in accordance with our policy for determining fair value for Level 2 securities. The classification within the fair value table as of December 31, 2013 has been revised to conform to the 2014 presentation, as we believe the most appropriate classification for these securities was Level 2 as of that date.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2014 and 2013 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2013	$2,423	$-	$321	$2,744	$13,280
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	(4,129)
Purchases	30	-	-	30	42,247
Sales	(607)	-	-	(607)	(38,740)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2014	$1,846	$-	$321	$2,167	$12,658

Amount of total losses included in earnings for the year ended December 31, 2014 attributable to the change in unrealized losses on assets still held at December 31, 2014	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(225)	-	(225)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(4,959)
Purchases	30	-	-	30	39,188
Sales	(737)	(16,889)	-	(17,626)	(24,412)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2013	$2,423	$-	$321	$2,744	$13,280

Amount of total losses included in earnings for the year ended December 31, 2013 attributable to the change in unrealized losses on assets still held at December 31, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(8,669)	(3,129)	-	(11,798)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(2,310)	-	(2,310)
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,126)
Included in other comprehensive income	5,630	733	-	6,363	-
Purchases	27	-	-	27	11,991
Sales	(108,084)	(38,408)	-	(146,492)	(9,023)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463

Amount of total losses included in earnings for the year ended December 31, 2012 attributable to the change in unrealized losses on assets still held at December 31, 2012	$-	$-	$-	$-	$-

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

During 2013 we sold our remaining auction rate securities.  At December 31, 2014, the majority of the $2 million balance of Level 3 securities is state premium tax credit investments.  The state premium tax credit investments have an average maturity of less than 5 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.3%.

Additional fair value disclosures related to our investment portfolio are included in Note 6 – “Investments.” Fair value disclosures related to our debt are included in Note 8 – “Debt.”

8.	Debt

5.375% Senior Notes – due November 2015

At December 31, 2014 and 2013 we had outstanding $61.9 million and $82.9 million, respectively, of 5.375% Senior Notes due in November 2015. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 each year. During the second quarter of 2013 we repurchased $17.2 million of those Senior Notes at par value. In addition, in February 2014, we repurchased an additional $20.9 million in par value at a cost slightly above par. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. Further, the notes are subject to the indenture between us and the trustee that, among other terms, include provisions that would constitute an event of default under the indenture. Upon such a default, the trustee could accelerate the maturity of the notes independent of any action by holders of the Senior Notes. This description is not intended to be complete in all respect and is qualified in its entirety by the terms of the Senior Notes, including their covenants and events of default. We were in compliance with all covenants at December 31, 2014.

Interest payments on the Senior Notes were $3.6 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively.

5% Convertible Senior Notes – due May 2017

At December 31, 2014 and 2013 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in May 2017. Interest on the 5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 5% Notes will mature on May 1, 2017. The 5% Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. These 5% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our Convertible Junior Debentures. Debt issuance costs are being amortized to interest expense over the contractual life of the 5% Notes.

The provisions of the 5% Notes are complex. Covenants in the 5% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 5% Notes. Further, the notes are subject to the indenture between us and the trustee that, among other terms, include provisions that would constitute an event of default under the indenture. Upon such a default, the trustee could accelerate the maturity of the notes independent of any action by holders of the 5% Notes. This description is not intended to be complete in all respect and is qualified in its entirety by the terms of the 5% Notes, including their covenants and events of default. We were in compliance with all covenants at December 31, 2014.

Interest payments on the 5% Notes were $17.3 million in each of the years ended December 31, 2014 and 2013.

2% Convertible Senior Notes – due April 2020

At December 31, 2014 and 2013, we had outstanding $500 million principal amount of 2% Convertible Senior Notes due in 2020 which we issued in March 2013. We received net proceeds of approximately $484.6 million after deducting underwriting discount and offering expenses. See Note 15 – “Shareholders’ Equity” for information regarding the use of such proceeds. Interest on the 2% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 2% Notes will mature on April 1, 2020, unless earlier repurchased by us or converted. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The 2% Notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions.  These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our Convertible Junior Debentures. Debt issuance costs will be amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

The provisions of the 2% Notes are complex. Covenants in the 2% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 2% Notes. Further, the notes are subject to the indenture between us and the trustee that, among other terms, include provisions that would constitute an event of default under the indenture. Upon such a default, the trustee could accelerate the maturity of the notes independent of any action by holders of the 2% Notes. This description is not intended to be complete in all respect and is qualified in its entirety by the terms of the 2% Notes, including their covenants and events of default. We were in compliance with all covenants at December 31, 2014.

Interest payments on the 2% Notes were $10.0 million and $5.5 million for the years ended December 31, 2014 and 2013, respectively.

9% Convertible Junior Subordinated Debentures – due April 2063

At December 31, 2014 and 2013 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures are currently convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In lieu of issuing shares of common stock upon conversion of the debentures, we may, at our option, make a cash payment to converting holders for all or some of the shares of our common stock otherwise issuable upon conversion. The debentures rank junior to all of our existing and future senior indebtedness.

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

On April 1, 2013 we paid a deferred interest payment, including the compound interest that had accrued on a semi-annual basis at an annual rate of 9%, from an installment initially due October 1, 2012. The interest payment, totaling approximately $18.3 million, was made from the net proceeds of our March 2013 common stock offering. We also paid the regular April 1, 2013 interest payment due on the debentures of approximately $17.5 million, and we remain current on all interest payments due. We continue to have the right to defer interest that is payable on subsequent scheduled interest payment dates. Any deferral of such interest would be on terms equivalent to those described above.

The provisions of the debentures are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the debentures, including their covenants and events of default. We were in compliance with all covenants at December 31, 2014.

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

Interest payments on the debentures were $35.1 million and $53.4 million for the years ended December 31, 2014 and 2013, respectively.

All debt

The par value and fair value of our debt at December 31, 2014 and 2013 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Debt:
Senior Notes	$61,953	$63,618	$-	$63,618	$-
Convertible Senior Notes due 2017	345,000	387,997	-	387,997	-
Convertible Senior Notes due 2020	500,000	735,075	-	735,075	-
Convertible Junior Subordinated Debentures	389,522	500,201	-	500,201	-
Total Debt	$1,296,475	$1,686,891	$-	$1,686,891	$-

December 31, 2013
Debt:
Senior Notes	$82,883	$85,991	$85,991	$-	$-
Convertible Senior Notes due 2017	345,000	388,988	388,988	-	-
Convertible Senior Notes due 2020	500,000	685,625	685,625	-	-
Convertible Junior Subordinated Debentures	389,522	439,186	-	439,186	-
Total Debt	$1,317,405	$1,599,790	$1,160,604	$439,186	$-

The fair values of our Senior Notes, Convertible Senior Notes, and Convertible Junior Debentures were determined using available pricing for these notes, debentures or similar instruments and they are considered Level 2 securities as described in Note 3 – “Summary of Significant Accounting Policies - Fair Value Measurements.” As of December 31, 2013, the fair values of our Senior Notes and Convertible Senior Notes were determined using publicly available trade information and they were considered Level 1 securities as described in Note 3 – “Summary of Significant Accounting Policies - Fair Value Measurements.”

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At December 31, 2014, we had approximately $491 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $2.5 million at December 31, 2014. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.9 years at December 31, 2014.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2014	2013	2012
	(In thousands)

Reserve at beginning of year	$3,061,401	$4,056,843	$4,557,512
Less reinsurance recoverable	64,085	104,848	154,607
Net reserve at beginning of year	2,997,316	3,951,995	4,402,905

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	596,436	898,413	1,494,133
Prior years (1)	(100,359)	(59,687)	573,120
Subtotal	496,077	838,726	2,067,253

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	32,919	73,470	134,509
Prior years	1,121,508	1,722,923	2,389,985
Reinsurance terminations (2)	-	(2,988)	(6,331)
Subtotal	1,154,427	1,793,405	2,518,163
Net reserve at end of year	2,338,966	2,997,316	3,951,995
Plus reinsurance recoverables	57,841	64,085	104,848

Reserve at end of year	$2,396,807	$3,061,401	$4,056,843

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

Losses incurred on default notices received in the current year decreased in 2014 compared to 2013, and in 2013 compared to 2012, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies.

The prior year development of the reserves in 2014, 2013 and 2012 is reflected in the table below.

	2014	2013	2012
	(In millions)
Prior year loss development:

Pool policy settlement (1)	$-	$-	$267

(Decrease) increase in estimated claim rate on primary defaults	(43)	10	260
Decrease in estimated severity on primary defaults	(35)	(50)	(70)
Change in estimates related to pool reserves, LAE reserves, reinsurance and other (2)	(22)	(20)	116
Total prior year loss development	$(100)	$(60)	$573

(1)	See below for a discussion of our settlement with Freddie Mac.
(2)	Includes approximately $100 million related to probable settlements regarding our claims paying practices in 2012

The prior year loss development was based on the resolution of approximately 58%, 59% and 55% for the years ended December 31, 2014, 2013 and 2012, respectively of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory and estimated incurred but not reported items from the end of the prior year. In 2014, we recognized favorable development on our estimated claim rate as we experienced a higher cure rate on prior year default inventory. In 2012, lower estimated rescission rates, as well as our experience on defaults that were 12 months or more delinquent increased our estimate of the claim rate. The decrease in the estimated severity in 2014, 2013 and 2012 was based on the resolution of the prior year default inventory.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at December 31, 2014 and 2013 and approximated $115 million and $131 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet.

A rollforward of our primary default inventory for the years ended December 31, 2014, 2013 and 2012 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	2014	2013	2012

Default inventory at beginning of year	103,328	139,845	175,639
New Notices	88,844	106,823	133,232
Cures	(87,278)	(104,390)	(120,248)
Paids (including those charged to a deductible or captive)	(23,494)	(34,738)	(45,741)
Rescissions and denials	(1,306)	(1,939)	(3,037)
Items removed from inventory resulting from the Countrywide settlement on GSE loans	(193)	(2,273)	-
Default inventory at end of year	79,901	103,328	139,845

Pool insurance default inventory decreased from 6,563 at December 31, 2013 to 3,797 at December 31, 2014. The pool insurance notice inventory was 8,594 at December 31, 2012.

The decrease in the primary default inventory experienced during 2014 and 2013 was generally across all markets and all book years. In 2014 and 2013, the percentage of loans in the inventory that had been in default for 12 or more consecutive months had decreased compared to the prior years. In 2014, the level of loans in inventory that had been in default for 12 or more consecutive months also decreased in relation to the total primary default inventory. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months has been affected by our suspended rescissions discussed below.

Aging of the Primary Default Inventory

	December 31,
	2014		2013		2012

Consecutive months in default	15,319	19%	18,941	18%	23,282	17%
3 months or less
4 - 11 months	19,710	25%	24,514	24%	34,688	25%
12 months or more	44,872	56%	59,873	58%	81,875	58%

Total primary default inventory	79,901	100%	103,328	100%	139,845	100%

Primary claims received inventory included in ending default inventory (1)	4,746	6%	6,948	7%	11,731	8%
(1)
Our claims received inventory includes suspended rescissions, as  we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of December 31, 2014, rescissions of coverage on approximately 1,425 loans had been voluntarily suspended.

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Primary Payments Delinquent

	December 31,
	2014		2013		2012

3 payments or less	23,253	29%	28,095	27%	34,245	24%
4 - 11 payments	19,427	24%	24,605	24%	34,458	25%
12 payments or more	37,221	47%	50,628	49%	71,142	51%

Total primary default inventory	79,901	100%	103,328	100%	139,845	100%

Claims paying practices

Our loss reserving methodology incorporates our estimates of future rescissions.  A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2014 and 2013 the estimate of this liability totaled $28 million and $15 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheets. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 20 – “Litigation and Contingencies.”

10.	Premium Deficiency Reserve

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceed the present value of expected future premiums and already established loss reserves.

The components of the premium deficiency reserve at December 31, 2014, 2013 and 2012 appear in the table below.

	December 31,
	2014	2013	2012
	(In millions)
Present value of expected future premium	$387	$432	$445

Present value of expected future paid losses and expenses	(941)	(1,101)	(1,285)

Net present value of future cash flows	(554)	(669)	(840)

Established loss reserves	530	621	766

Net deficiency	$(24)	$(48)	$(74)

Discount rate utilized at December 31,	2.1%	1.6%	1.3%

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

The decrease in the premium deficiency reserve for the years ended December 31, 2014, 2013 and 2012 was $24 million, $26 million, and $61 million, respectively, as shown in the tables below. The decrease represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2014 and 2013 is primarily related to higher estimated ultimate premiums resulting principally from an increase in the projected persistency rate, offset in part by higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be paid. The change in assumptions for 2012 is primarily related to higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be paid.

The decrease in the premium deficiency reserve for the years ended December 31, 2014, 2013 and 2012 appears in the table below.

	Years ended December 31,
	2014		2013		2012
	(In millions)

Premium Deficiency Reserve at beginning of year		$(48)		$(74)		$(135)

Paid claims and loss adjustment expenses	$169		$214		$279
Decrease in loss reserves	(91)		(145)		(60)
Premium earned	(79)		(96)		(102)
Effects of present valuing on future premiums, losses and expenses	(2)		(1)		(1)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(3)		(28)		116

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		27		54		(55)

Premium Deficiency Reserve at end of year		$(24)		$(48)		$(74)

(1)	A positive (negative) number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy (deficiency) of prior premium deficiency reserves.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency reserve described above. As of December 31, 2014, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, and we estimate that the present value of the expected future losses and expenses exceed the present value of expected future premiums and already established loss reserves, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

MGIC has obtained both captive and non-captive reinsurance in the past. In a captive reinsurance agreement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance.

Since June 2005, various state and federal regulators have conducted investigations or requested information regarding captive mortgage reinsurance arrangements in which we participated, in part, in order to consider compliance with the Real Estate Settlement Procedures Act (“RESPA”) or similar state laws. In April 2013, the U.S. District Court for the Southern District of Florida approved a settlement between MGIC and the Consumer Financial Protection Bureau (“CFPB”) that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. Three other mortgage insurers agreed to similar settlements. As part of the settlements, MGIC and the other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive agreements have been placed into run-off.

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $45 million at December 31, 2014 which was supported by $198 million of trust assets, while at December 31, 2013 the reinsurance recoverable on loss reserves related to captives was $64 million which was supported by $226 million of trust assets. At December 31, 2014 and December 31, 2013 there was an additional $9 million and $23 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $3.0 million were transferred to us as a result of captive terminations during 2013.

In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that are not captive reinsurers. These reinsurers primarily have a rating of A or better by Moody’s Investors Service, Standard & Poor’s Rating Services or both. This reinsurance agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with certain exclusions) and covers incurred losses, with renewal premium through December 31, 2018. Early termination is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission. In December 2013, we entered into an Addendum to the quota share reinsurance agreement that applies to certain insurance written before April 1, 2013 that had never been delinquent. The structure of the quota share reinsurance agreement remains the same, with the exception that the business written before April 1, 2013 has a 40% quota share. Under the Addendum, policies for which premium was received but unearned as of December 31, 2013 were ceded, which generated “Prepaid reinsurance premiums” of $23.9 million which has been reduced to $16.8 million at December 31, 2014.

We have accrued a profit commission receivable of $91.5 million and $2.4 million as of December 31, 2014 and 2013, respectively. This receivable could continue to increase materially through the term of the agreement, but the ultimate amount of the commission will depend on the ultimate level of premiums earned and losses incurred under the agreement. Any profit commission would be paid to us upon termination of the reinsurance agreement. Recoverables under the agreement are supported by trust funds or letters of credit.

A summary of the combined quota share reinsurance agreement for 2014 and 2013 appears below.

	2014	2013
	(In thousands)

Ceded premiums written, net of profit commission	$100,031	$49,672

Ceded premiums earned, net of profit commission	88,528	13,821

Ceded losses incurred	15,163	176

Ceding commissions (1)	37,833	10,408

(1)	Ceding commissons are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

The effect of all reinsurance agreements on premiums earned and losses incurred is as follows:

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Premiums earned:
Direct	$950,973	$979,078	$1,065,663
Assumed	1,653	2,074	2,425
Ceded	(108,255)	(38,101)	(34,918)

Net premiums earned	$844,371	$943,051	$1,033,170

Losses incurred:
Direct	$524,051	$863,871	$2,115,974
Assumed	2,012	2,645	6,912
Ceded	(29,986)	(27,790)	(55,633)

Net losses incurred	$496,077	$838,726	$2,067,253

Generally, reinsurance recoverables on primary loss reserves, paid losses and prepaid reinsurance premiums are supported by trust funds or letters of credit.  As such, we have not established an allowance against these recoverables.

See Note 20 – “Litigation and Contingencies” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

12.	Other Comprehensive Income

Our other comprehensive income for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$91,782	$(32,017)	$31,374	$91,139

Benefit plans adjustments	(52,112)	18,239	(18,239)	(52,112)

Unrealized foreign currency translation adjustment	(4,067)	1,425	-	(2,642)

Other comprehensive income (loss)	$35,603	$(12,353)	$13,135	$36,385

	2013
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(126,175)	$43,732	$(41,148)	$(123,591)

Benefit plans adjustments	68,038	(23,813)	23,813	68,038

Unrealized foreign currency translation adjustment	(21,563)	7,553	-	(14,010)

Other comprehensive income (loss)	$(79,700)	$27,472	$(17,335)	$(69,563)

	2012
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(78,546)	$27,510	$(27,623)	$(78,659)

Benefit plan adjustments	(1,221)	428	(428)	(1,221)

Unrealized foreign currency translation adjustment	2,452	(859)	-	1,593

Other comprehensive income (loss)	$(77,315)	$27,079	$(28,051)	$(78,287)

See Note 14 – “Income Taxes” for a discussion of the valuation allowance.

A rollforward of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012 , including amounts reclassified from accumulated other comprehensive income (loss), are included in the table below.

	2014
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2013, before tax	$(84,634)		$(3,766)	$11,184	$(77,216)

Other comprehensive income (loss) before reclassifications	78,294		(45,182)	(4,067)	29,045
Less: Amounts reclassified from accumulated other comprehensive income (loss)	(13,488	)(1)	6,930 (2)	-	(6,558)
Net current period other comprehensive income (loss)	91,782		(52,112)	(4,067)	35,603

Balance at December 31, 2014, before tax	7,148		(55,878)	7,117	(41,613)

Tax effect (3)	(64,699)		26,940	(1,969)	(39,728)

Balance at December 31, 2014, net of tax	$(57,551)		$(28,938)	$5,148	$(81,341)

	2013
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans		Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2012, before tax	$41,541		$(71,804)		$32,747	$2,484

Other comprehensive income (loss) before reclassifications	(112,667)		68,039		(21,563)	(66,191)
Less: Amounts reclassified from accumulated other comprehensive income (loss)	13,508	(1)	1	(2)	-	13,509
Net current period other comprehensive income (loss)	(126,175)		68,038		(21,563)	(79,700)

Balance at December 31, 2013, before tax	(84,634)		(3,766)		11,184	(77,216)

Tax effect (3)	(64,056)		26,940		(3,394)	(40,510)

Balance at December 31, 2013, net of tax	$(148,690)		$23,174		$7,790	$(117,726)

	2012
	Unrealized gains and losses on available- for-sale securities		Defined benefit plans		Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2011, before tax	$120,087		$(70,582)		$30,294	$79,799

Other comprehensive income (loss) before reclassifications	22,710		(2,296)		2,453	22,867
Less: Amounts reclassified from accumulated other comprehensive income (loss)	101,256	(1)	(1,074)	(2)	-	100,182
Net current period other comprehensive income (loss)	(78,546)		(1,222)		2,453	(77,315)

Balance at December 31, 2012, before tax	41,541		(71,804)		32,747	2,484

Tax effect (3)	(66,640)		26,940		(10,947)	(50,647)

Balance at December 31, 2012, net of tax	$(25,099)		$(44,864)		$21,800	$(48,163)

(1)
During 2014, 2013 and 2012, net unrealized (losses) gains of ($13.5) million, $13.5 million and $101.3 million, respectively, were reclassified to the Consolidated Statement of Operations and included in Realized investment gains.

(2)
For the years ended December 31, 2014, 2013 and 2012, other comprehensive income (loss) related to benefit plans of $6.9 million, $1 thousand, and ($1.1) million, respectively, was reclassified to the Consolidated Statements of Operations and included in Underwriting and other expenses, net.

(3)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

13.	Benefit Plans

We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan.  We also offer both medical and dental benefits for retired domestic employees and their eligible spouses under a postretirement benefit plan. The following tables provide the components of aggregate annual net periodic benefit cost, changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets:

	Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
Components of Net Periodic Benefit Cost for fiscal year ending
	12/31/2014	12/31/2013	12/31/2012	12/31/2014	12/31/2013	12/31/2012
	(In thousands)
1. Company Service Cost	$8,565	$11,338	$9,662	$659	$812	$1,226
2. Interest Cost	15,987	15,289	16,481	653	618	1,144
3. Expected Return on Assets	(21,030)	(20,144)	(18,211)	(4,648)	(3,679)	(3,162)
4. Other Adjustments	-	-	-	-	-	-
Subtotal	3,522	6,483	7,932	(3,336)	(2,249)	(792)
5. Amortization of :
a. Net Transition Obligation/(Asset)	-	-	-	-	-	-
b. Net Prior Service Cost/(Credit)	(930)	503	665	(6,649)	(6,649)	(6,217)
c. Net Losses/(Gains)	1,083	6,145	5,829	(435)	-	797
Total Amortization	153	6,648	6,494	(7,084)	(6,649)	(5,420)
6. Net Periodic Benefit Cost	3,675	13,131	14,426	(10,420)	(8,898)	(6,212)
7. Cost of settlements or curtailments	302	-	-	-	-	-
8. Total Expense for Year	$3,977	$13,131	$14,426	$(10,420)	$(8,898)	$(6,212)

Development of Funded Status
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
	(In thousands)

Actuarial Value of Benefit Obligations
1.Measurement Date	12/31/2014	12/31/2013	12/31/2014	12/31/2013
2. Accumulated Benefit Obligation	$366,440	$304,825	$18,225	$15,764

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
1. Projected Benefit Obligation	$(379,324)	$(317,606)	$(18,225)	$(15,764)
2. Plan Assets at Fair Value	378,701	355,704	66,940	62,298
3. Funded Status - Overfunded/Asset	N/A	$38,098	$48,715	$46,534
4. Funded Status - Underfunded/Liability	(623)	N/A	N/A	N/A

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Accumulated Other Comprehensive Income
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
	(In thousands)
1. Net Actuarial (Gain)/Loss	$93,243	$49,925	$(8,222)	$(9,439)
2. Net Prior Service Cost/(Credit)	(3,853)	(4,782)	(25,289)	(31,938)
3. Net Transition Obligation/(Asset)	-	-	-	-
4. Total at Year End	$89,390	$45,143	$(33,511)	$(41,377)

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

The changes in the projected benefit obligation are as follows:

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Change in Projected Benefit/Accumulated Benefit Obligation
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
	(In thousands)
1. Benefit Obligation at Beginning of Year	$317,606	$362,657	$15,764	$16,284
2. Company Service Cost	8,565	11,338	659	812
3. Interest Cost	15,987	15,289	653	618
4. Plan Participants' Contributions	-	-	336	299
5. Net Actuarial (Gain)/Loss due to Assumption Changes	59,901	(44,205)	2,276	(1,414)
6. Net Actuarial (Gain)/Loss due to Plan Experience	(55)	1,353	(855)	101
7. Benefit Payments from Fund (1)	(21,539)	(22,497)	(645)	(871)
8. Benefit Payments Directly by Company	(1,404)	(275)	-	(65)
9. Plan Amendments	(1)	(6,054)	-	-
10. Other Adjustment	264	-	37	-
11. Benefit Obligation at End of Year	$379,324	$317,606	$18,225	$15,764

(1) In 2014, includes lump sum payments of $11.8 million from our pension plan to eligible participants, which were former employees with vested benefits. In 2013, includes lump sum payments of $13.8 million from our pension plan to eligible participants, which were former employees with vested benefits of $200 thousand or less.

In the fourth quarter of 2014, the Society of Actuaries released new mortality tables as a result of their detailed study on the future life expectancies of pension plan participants.  We have used these new mortality tables in calculating our year-end 2014 retirement program obligations. If all pension plan participants elected to receive their pension benefits in monthly payments, the new tables would have increased year-end obligations by $23.2 million. However, based on our experience, we estimate that 75% of our active pension plan participants will elect to receive their pension benefits in a lump sum, which under the terms of the pension plan, are calculated based on mortality assumptions prescribed by the IRS, not the Society of Actuaries.  The combined effect of the new Society of Actuaries mortality tables and the 75% lump-sum election assumption was a net increase in year-end obligations of $14.6 million. In addition, the benefit obligation will also change due to changes in the actuarial assumptions applied, as shown in the table below, to determine the outstanding liability.

The changes in the fair value of the net assets available for plan benefits are as follows:

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Change in Plan Assets
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
	(In thousands)
1. Fair Value of Plan Assets at Beginning of Year	$355,704	$340,335	$62,298	$49,391
2. Company Contributions	9,504	10,275	-	-
3. Plan Participants' Contributions	-	-	336	299
4. Benefit Payments from Fund	(21,539)	(22,497)	(645)	(871)
5. Benefit Payments paid directly by Company	(1,404)	(275)	-	(65)
6. Actual Return on Assets	36,436	27,866	5,250	13,778
7. Other Adjustment	-	-	(299)	(234)
8. Fair Value of Plan Assets at End of Year	$378,701	$355,704	$66,940	$62,298

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Change in Accumulated Other Comprehensive Income (AOCI)
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
	(In thousands)
1. AOCI in Prior Year	$45,143	$108,436	$(41,377)	$(36,602)
2. Increase/(Decrease) in AOCI
a. Recognized during year - Prior Service (Cost)/Credit	930	(503)	6,649	6,649
b. Recognized during year - Net Actuarial (Losses)/Gains	(1,083)	(6,145)	435	-
c. Occurring during year - Prior Service Cost	(1)	(6,054)	-	-
d. Occurring during year - Net Actuarial Losses/(Gains)	44,703	(50,574)	782	(11,411)
f. Occuring during year - Net Settlement Losses/(Gains)	(302)	-	-	-
e. Other adjustments	-	(17)	-	(13)
3. AOCI in Current Year	$89,390	$45,143	$(33,511)	$(41,377)

Amortizations Expected to be Recognized During Next Fiscal Year Ending
	12/31/2015		12/31/2015
	(In thousands)
1. Amortization of Net Transition Obligation/(Asset)	$-		$-
2. Amortization of Prior Service Cost/(Credit)	(846)		(6,649)
3. Amortization of Net Losses/(Gains)	4,837		(142)

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Actuarial Assumptions
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate	4.25%	5.15%	4.00%	4.75%
2. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate	5.15%	4.25%	4.75%	3.85%
2. Expected Long-term Return on Plan Assets	6.00%	6.00%	7.50%	7.50%
3. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	7.00%	7.00%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2019	2018

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

The year-end asset allocations of the plans are as follows:

	Pension Plan		Other Postretirement Benefits
Plan Assets
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Allocation of Assets at year end
1. Equity Securities	22%	43%	100%	100%
2. Debt Securities	78%	57%	0%	0%
3. Total	100%	100%	100%	100%

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value of our benefit plan assets:

Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs include equity securities, mutual funds, money market funds, certain U.S. Treasury securities and ETF’s.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs include certain municipal, corporate and foreign bonds, obligations of U.S. government corporations and agencies, and pooled equity accounts.

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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2014 and 2013.

Assets at Fair Value as of December 31, 2014

Pension Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$9,913	$-	$-	$9,913
Corporate Bonds	-	200,732	-	200,732
U.S. Government Securities	5,327	1,234	-	6,561
Municipals	-	65,214	-	65,214
Foreign Bonds	-	23,028	-	23,028
ETF's	5,636	-	-	5,636
Pooled Equity Accounts	-	67,617	-	67,617
Total Assets at fair value	$20,876	$357,825	$-	$378,701

Assets at Fair Value as of December 31, 2013

Pension Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$51,240	$-	$-	$51,240
International Mutual Funds	39,814	-	-	39,814
Common Stocks	60,332	-	-	60,332
Corporate Bonds	-	134,012	-	134,012
U.S. Government Securities	9,574	9,245	-	18,819
Municipals	-	33,402	-	33,402
Foreign Bonds	-	15,961	-	15,961
Foreign Stocks	2,124	-	-	2,124
Total Assets at fair value	$163,084	$192,620	$-	$355,704

During the year ended December 31, 2014, we changed the classification of our U.S. government corporation and agency securities from Level 1 to Level 2 in the fair value hierarchy. The fair value of our U.S. government corporations and agencies, in current market conditions, is determined from quoted prices for similar instruments in active markets, which is in accordance with our policy for determining fair value for Level 2 securities. The classification of these securities in the fair value table as of December 31, 2013 has been revised to conform to the 2014 presentation, as we believe the most appropriate classification for these securities was Level 2 at that date. There were no other transfers between Level 1 and Level 2 during the year ended December 31, 2014.

The pension plan has implemented a strategy to reduce risk through the use of a targeted funded ratio.  The liability driven component is key to the asset allocation.  The liability driven component seeks to align the duration of the fixed income asset allocation with the expected duration of the plan liabilities or benefit payments.  Overall asset allocation is dynamic and specifies target allocation weights and ranges based on the funded status.

An improvement in funding status results in the de-risking of the portfolio, allocating more funds to fixed income and less to equity. A decline in funding status would result in a higher allocation to equity. The maximum equity allocation is 40%.

The equity investments utilize combinations of mutual funds, ETFs, and pooled equity account structures.  Within the equity investments; return seeking growth investments allocate to global quality growth and global low volatility investments and return seeking bridge investments allocate to enduring asset investments and durable company investments.

The fixed income objective is to preserve capital and to provide monthly cash flows for the payment of plan liabilities.  Fixed income investments can include government, government agencies, corporate, mortgage backed, asset backed, municipal securities, and other classes of bonds.  The duration of the fixed income portfolio has an objective of being within one year of the duration of the accumulated benefit obligation.  The fixed income investments have an objective of a weighted average credit of A3/A-/A- by Moody’s, S&P, and Fitch, respectively.

The following table sets forth by level, within the fair value hierarchy, the postretirement plan assets at fair value as of December 31, 2014 and 2013.

Assets at Fair Value as of December 31, 2014

Postretirement Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$50,710	$-	$-	$50,710
International Mutual Funds	16,230	-	-	16,230
Total Assets at fair value	$66,940	$-	$-	$66,940

Assets at Fair Value as of December 31, 2013

Postretirement Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$45,585	$-	$-	$45,585
International Mutual Funds	16,713	-	-	16,713
Total Assets at fair value	$62,298	$-	$-	$62,298

Our postretirement plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in the Consumer Price Index by 5.75% annually
•	Achieve competitive investment results

The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio's investment objectives and the level of risk that is acceptable to obtain those objectives.  To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Equities (long only)	70%	100%
Real estate	0%	15%
Commodities	0%	10%
Fixed income/Cash	0%	10%

Given the long term nature of this portfolio and the lack of any immediate need for significant cash flow, it is anticipated that the equity investments will consist of growth stocks and will typically be at the higher end of the allocation ranges above.

Investment in international oriented funds is limited to a maximum of 30% of the equity range.  The current international allocation is invested in two mutual funds with 4% of the equity allocation in a fund which has the objective of investing primarily in equity securities of emerging market countries, and 21% of the equity allocation in a fund investing in securities of companies based outside the United States.  It invests in companies primarily based in Europe and the Pacific Basin, and primarily in equity investments although it may also hold cash, money market instruments, and fixed income securities depending on market conditions.

The following tables show the current and estimated future contributions and benefit payments.

	Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
Company Contributions
	12/31/2014	12/31/2014
	(In thousands)
Company Contributions for the Year Ending:
1. Current	$9,504	$-
2. Current + 1	17,000	-

	Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
Benefit Payments (Total)
	12/31/2014	12/31/2014
	(In thousands)
Actual Benefit Payments for the Year Ending:
1. Current	$22,942	$272
Expected Benefit Payments for the Year Ending:
2. Current + 1	22,966	781
3. Current + 2	23,159	837
4. Current + 3	24,356	912
5. Current + 4	25,683	1,136
6. Current + 5	27,217	1,238
7. Current + 6 - 10	135,585	8,138

Health care sensitivities

For measurement purposes, a 7.0% health care trend rate was used for benefits for retirees before they reach age 65 for 2014. In 2015, the rate is assumed to be 7.0%, decreasing to 5.0% by 2019 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A 1% point change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)

Effect on total service and interest cost components	$259	$(201)
Effect on postretirement benefit obligation	2,963	(2,466)

We have a profit sharing and 401(k) savings plan for employees.  At the discretion of the Board of Directors, we may make a contribution of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees' on their before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. For employees hired after January 1, 2014, the match is 100% up to 4% contributed.  We recognized expenses related to these plans of $5.0 million, $5.3 million and $3.1 million in 2014, 2013 and 2012, respectively.

14.	Income Taxes

Net deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)

Total deferred tax assets	$933,576	$1,043,477
Total deferred tax liabilities	(33,789)	(42,158)

Net deferred tax asset before valuation allowance	899,787	1,001,319
Valuation allowance	(902,289)	(1,004,256)
Net deferred tax liability	$(2,502)	$(2,937)

The components of the net deferred tax liability as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)

Unearned premium reserves	$12,296	$(1,073)
Benefit plans	(13,900)	(26,111)
Net operating loss	845,616	915,378
Loss reserves	23,069	36,236
Unrealized (appreciation) depreciation in investments	(2,800)	29,230
Mortgage investments	15,346	13,450
Deferred compensation	11,955	15,994
Premium deficiency reserves	8,313	16,961
Other, net	(108)	1,254

Net deferred tax asset before valuation allowance	899,787	1,001,319
Valuation allowance	(902,289)	(1,004,256)
Net deferred tax liability	$(2,502)	$(2,937)

We review the need to maintain the deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, the expected occurrence of future income or loss, the expiration dates of the carryforwards, the cyclical nature of our operating results, and available tax planning strategies. Based on our analysis and the current level of cumulative operating losses, we continue to reduce our benefit from income tax through the recognition of a valuation allowance.

It is reasonably possible that the valuation allowance will be reversed in the foreseeable future. Specifically, if we continue to recognize meaningful levels of sustainable pre-tax income, it is likely that the valuation allowance would be reversed during 2015. In the period in which the valuation allowance is reversed, we would recognize a tax benefit which will increase our earnings for that period. In future years, after the valuation allowance has been reversed and until such time as our net operating loss carryforwards are exhausted or expired, our provision for income tax would substantially exceed the amount of cash tax payments.

The effect of the change in valuation allowance on the provision for (benefit from) income taxes was as follows:

	2014	2013	2012
	(In thousands)

Provision for (benefit from) income taxes before valuation allowance	$91,607	$(17,239)	$(330,740)
Change in valuation allowance	(88,833)	20,935	329,175

Provision for (benefit from) income taxes	$2,774	$3,696	$(1,565)

The change in the valuation allowance that was included in other comprehensive income was a decrease of $13.1 million, an increase of $17.3 million, and an increase of $28.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total valuation allowance as of December 31, 2014, December 31, 2013 and December 31, 2012 was $902.3 million, $1,004.2 million, and $966.0 million, respectively.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $2,417 million of net operating loss carryforwards on a regular tax basis and $1,529 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2014. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

The following summarizes the components of the provision for (benefit from) income taxes:

	2014	2013	2012
	(In thousands)

Current	$2,391	$916	$(4,251)
Deferred	1	7	90
Other	382	2,773	2,596

Provision for (benefit from) income taxes	$2,774	$3,696	$(1,565)

We paid (received) $1.3 million, $0.1 million, and ($7.0) million in federal income tax in 2014, 2013 and 2012, respectively.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2014	2013	2012

Federal statutory income tax rate	35.0%	(35.0)%	(35.0	) %
Valuation allowance	(34.9)	45.4	35.4
Tax exempt municipal bond interest	(0.4)	(3.7)	(0.8)
Other, net	1.4	1.3	0.2

Effective income tax rate	1.1%	8.0%	(0.2)%

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

On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2014, there would also be interest related to these matters of approximately $168.4 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS' proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2014, those state taxes and interest would approximate $47.4 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2014 is $106.2 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 1 – “Nature of Business – Capital-GSEs.”

In March 2012, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2008 and 2009. In January 2013, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax return for the year 2010.  In October 2014, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2011 and 2012.  The results of these examinations had no material effect on the financial statements.

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

	2014	2013	2012
		(In thousands)

Balance at beginning of year	$105,366	$104,550	$110,080
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	864	816	511
Reductions for tax positions of prior years	-	-	(4,041)
Settlements	-	-	(2,000)
Balance at end of year	$106,230	$105,366	$104,550

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, that would affect our effective tax rate is $93.6 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2014, we recognized $0.8 million in interest. As of December 31, 2014 and 2013, we had $26.9 million and $26.1 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2000.  It is reasonably possible that our 2000-2007 federal tax case will be resolved, other than through litigation. If it is resolved under terms similar to our previous settlement agreement, our total unrecognized tax benefits would be reduced by $106.2 million during 2015. After taking into account prior payments and the effect of available net operating loss carrybacks, any net cash outflows would approximate $25 million.

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

In the fourth quarter of 2008, our holding company suspended the payment of dividends to shareholders.

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt”, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. Our holding company has no material sources of cash inflows other than investment income, dividends from subsidiaries and capital raised in the public markets. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2015, MGIC cannot pay any dividends to our holding company without approval from the OCI and the GSEs.

Our insurance subsidiaries are subject to state insurance regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin (the “OCI”) is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years.

17.	Statutory Capital

Accounting Principles

The accounting principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:

Under statutory accounting practices, including practice prescribed by the OCI, mortgage guaranty insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned.  Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. Changes in contingency loss reserves impact the statutory statement of operations.  Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact the GAAP statements of operations. A premium deficiency reserve that may be recorded on a GAAP basis when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves, may not be recorded on a statutory basis if the present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses. On a GAAP basis, when calculating a premium deficiency reserve policies are grouped based on how they are acquired, serviced and measured. On a statutory basis, a premium deficiency reserve is calculated on all policies in force.

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

The statutory net income, surplus and the contingency reserve liability of the insurance subsidiaries of our holding company, as well as the surplus contributions made to MGIC and other insurance subsidiaries and dividends paid by MGIC to us, are shown in the tables below. The surplus amounts included below are the combined surplus of our insurance operations as utilized in our risk-to-capital calculations.

Year Ended December 31,	Net income (loss)	Surplus	Contingency Reserve
	(In thousands)

2014	$13,203	$1,585,164	$318,247
2013	(8,046)	1,584,121	18,558
2012	(902,878)	748,592	6,430

Year Ended December 31,	Additions to the surplus of MGIC from parent company funds	Additions to the surplus of other insurance subsidiaries from parent company funds	Dividends paid by MGIC to the parent company
	(In thousands)

2014	$-	$-	$-
2013	800,000	-	-
2012	100,000	-	-

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

At December 31, 2014, MGIC’s preliminary risk-to-capital ratio was 14.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements and its policyholder position was $673 million above the required MPP of $1.0 billion. In 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is disallowed full credit, under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At December 31, 2014, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 16.4 to 1. Reinsurance agreements with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

The NAIC previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators is considering this issue, although no date has been established by which the NAIC must propose revisions to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), MGIC could be prevented from writing new business in all jurisdictions. If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in all jurisdictions, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the Financial Requirements may affect its willingness to procure insurance from us. A possible future failure by MGIC to meet the Financial Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, you should read the rest of these financial statement footnotes for information about matters that could negatively affect MGIC’s claims paying resources.

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $138 million were included in MGIC’s statutory capital at December 31, 2014 and 2013 and deferred tax assets of $63 million were included in MGIC’s statutory capital at December 31, 2012.

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

We have an omnibus incentive plan that was adopted in May 2011.  The purpose of the plan is to motivate and incent performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. The maximum number of shares of stock that can be awarded under the plan is 7.0 million. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. In addition, shares used for income tax withholding or used for payment of the exercise price of an option will not be counted against such limit. The plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after May 5, 2021 under the plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. Shares issued under the plan are treasury shares if available, otherwise they will be newly issued shares.

The compensation cost that has been charged against income for share-based plans was $9.2 million, $6.6 million, and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The related income tax benefit, before valuation allowance, recognized for share-based plans was $3.2 million, $2.3 million, and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 14 – “Income Taxes” for a discussion of our valuation allowance.

There have been no options granted since 2004, and no options exercised since 2007. At December 31, 2013, all 529,800 options outstanding were exercisable at a price of $68.20 each. All of these options expired in January 2014 without being exercised.

A summary of restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2014 is as follows:

	Weighted Average Grant Date Fair Market Value	Shares

Restricted stock outstanding at December 31, 2013	$5.15	3,622,707

Granted	8.43	1,804,800
Vested	5.66	(1,368,234)
Forfeited	8.44	(206,882)

Restricted stock outstanding at December 31, 2014	$6.33	3,852,391

At December 31, 2014, the 3.9 million shares of restricted stock outstanding consisted of 2.9 million shares that are subject to performance conditions (“performance shares”) and 1.0 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2013 and 2012 was $2.75 and $3.97, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant.  The total fair value of restricted stock vested during 2014, 2013 and 2012 was $12.1 million, $4.3 million, and $6.9 million, respectively.

As of December 31, 2014, there was $12.8 million of total unrecognized compensation cost related to non-vested share-based compensation agreements granted under the plans.  Of this total, $9.9 million of unrecognized compensation costs relate to performance shares and $2.9 million relates to time vested shares. A portion of the unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance and service conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.7 years.

In 2011, we granted 449,350 shares of restricted stock units that were to be settled as cash payments over the vesting period under our 2002 stock incentive plan.  As of December 31, 2014, all shares granted under this award had either vested or been forfeited.  A summary of activity related to these restricted share units for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012

Outstanding at beginning of year	144,146	294,782	443,950

Granted	-	-	-
Vested	(144,146)	(147,368)	(147,968)
Forfeited	-	(3,268)	(1,200)

Outstanding at end of year	-	144,146	294,782

Cash payments at vesting (in millions)	$1.2	$0.4	0.6
At December 31, 2014, 2.3 million shares were available for future grant under the 2011 omnibus incentive plan.

19.	Leases

We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next seven years. Generally, rental payments are fixed.

Total rental expense under operating leases was $2.8 million, $4.6 million, and $4.8 million in 2014, 2013 and 2012, respectively.

At December 31, 2014, minimum future operating lease payments are as follows (in thousands):

2015	1,041
2016	1,000
2017	467
2018	231
2019 and thereafter	497

Total	$3,236

20.	Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2013 and 2014, curtailments reduced our average claim paid by approximately 5.8% and 6.7%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012, 2013 and 2014, rescissions mitigated our paid losses by approximately $0.3 billion, $135 million and $97 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under pool policy, and may have been charged to a captive reinsurer). In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2011 through 2014. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

If we are unable to reach a settlement, the outcome of a dispute ultimately would be determined by legal proceedings. Under our policies in effect prior to October 1, 2014, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, and under our master policy effective October 1, 2014, such proceedings may be brought up to two years from the date of the notice of rescission. In a few jurisdictions there is a longer time to bring such proceedings.

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

The estimated impact of the Agreements and other probable settlements have been recorded in our financial statements. The estimated impact that we recorded for probable settlements is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $626 million, of which about 60% is related to claims paying practices subject to the Agreement with CHL and the previously disclosed curtailment matters with Countrywide. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $16 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. Seven of those cases had been dismissed prior to February 2015 without any further opportunity to appeal. Of the remaining five cases, three were dismissed with prejudice in February 2015 pursuant to stipulations of dismissal from the plaintiffs, and the remaining two cases are expected to be dismissed with prejudice in connection with plaintiffs' stipulations in such cases. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In 2013, the U.S. District Court for the Southern District of Florida approved a settlement with the CFPB that resolved a federal investigation of MGIC’s participation in captive reinsurance agreements in the mortgage insurance industry. The settlement concluded the investigation with respect to MGIC without the CFPB or the court making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive agreements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provisions of RESPA.

We received requests from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. In August 2013, MGIC and several competitors received a draft Consent Order from the MN Department containing proposed conditions to resolve its investigation, including unspecified penalties. We are engaged in discussions with the MN Department regarding the draft Consent Order. We also received a request in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance agreements and other types of arrangements in which lenders receive compensation. Other insurance departments or other officials, including attorneys general, may also seek information about, investigate, or seek remedies regarding captive mortgage reinsurance.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $5 million and $27 million for the years ended December 31, 2013 and 2012, respectively. The underwriting remedy expense for 2014 was approximately $4 million, but may increase in the future.

See Note 14 – “Income Taxes” for a description of federal income tax contingencies.

21.	Unaudited Quarterly Financial Data

	Quarter				Full
2014:	First	Second	Third	Fourth	Year
	(In thousands, except share data)

Net premiums earned	$214,261	$207,486	$209,035	$213,589	$844,371
Investment income, net of expenses	20,156	21,180	22,355	23,956	87,647
Realized (losses) gains	(231)	522	632	434	1,357
Other revenue	896	2,048	3,093	2,385	8,422
Loss incurred, net	122,608	141,141	115,254	117,074	496,077
Underwriting and other expenses, net	51,766	43,455	47,595	48,181	190,997
Provision for income tax	726	1,118	249	681	2,774
Net income	59,982	45,522	72,017	74,428	251,949
Income per share (a) (b):
Basic	0.18	0.13	0.21	0.22	0.74
Diluted	0.15	0.12	0.18	0.19	0.64

	Quarter				Full
2013:	First	Second	Third	Fourth	Year
	(In thousands, except share data)

Net premiums earned	$247,059	$237,777	$231,857	$226,358	$943,051
Investment income, net of expenses	18,328	20,883	20,250	21,278	80,739
Realized gains (losses)	1,259	2,485	(139)	2,126	5,731
Other revenue	2,539	2,715	2,481	2,179	9,914
Loss incurred, net	266,208	196,274	180,189	196,055	838,726
Underwriting and other expenses, net	74,768	54,221	61,810	56,062	246,861
Provision for income tax	1,139	990	336	1,231	3,696
Net (loss) income	(72,930)	12,375	12,114	(1,407)	(49,848)
(Loss) income per share (a):
Basic	(0.31)	0.04	0.04	(0.00)	(0.16)
Diluted	(0.31)	0.04	0.04	(0.00)	(0.16)

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
(b)	In periods where convertible debt instruments are dilutive to earnings per share the “if-converted” method of computing diluted EPS requires an interest expense adjustment, net of tax, to net income available to shareholders. This adjustment has not been reflected in the Unaudited Quarterly Financial Data presented. See Note 3 – “Summary of Significant Accounting Policies” for further discussion.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MGIC Investment Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2015

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2014, as stated in their report which appears herein.

Changes in Internal Control during the Fourth Quarter

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information (other than on the executive officers) will be included in our Proxy Statement for the 2015 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

This information will be included in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2015 Annual Meeting of Shareholders, and is hereby incorporated by reference.

The table below sets forth certain information, as of December 31, 2014, about the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,843,658	(1)	$-	2,269,591	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	3,843,658	(1)	$-	2,269,591	(2)

(1)	Includes 3,777,572 restricted stock units (RSUs) granted under our 2011 Omnibus Incentive Plan (the “2011 Plan”) for which shares will be issued if certain criteria are met. Of the 3,777,572 RSUs granted, 2,909,224 RSUs are subject to performance conditions and the remaining RSUs are subject to service conditions. Also includes 66,086 vested RSUs granted under our 2002 Stock Incentive Plan for which shares will be issued in the future.

(2)	Reflects shares available for granting. All of these shares are available under our 2011 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the extent applicable, this information will be included in our Proxy Statement for the 2015 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

This information will be included in our Proxy Statement for the 2015 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2014 and 2013

Consolidated statements of operations for each of the three years in the period ended December 31, 2014

Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2014

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2014

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2014

Notes to consolidated financial statements

Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2014:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

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

/s/ Kenneth M. Jastrow, II
Kenneth M. Jastrow, II, Director
/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer	/s/ Michael E. Lehman
(Principal Financial Officer)	Michael E. Lehman, Director

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and	/s/ Donald T. Nicolaisen
Chief Accounting Officer	Donald T. Nicolaisen, Director
(Principal Accounting Officer)

/s/ Gary A. Poliner
/s/ Daniel A. Arrigoni	Gary A. Poliner, Director
Daniel A. Arrigoni, Director

/s/ Patrick Sinks
/s/ Cassandra C. Carr	Patrick Sinks, Director
Cassandra C. Carr, Director

/s/ Mark M. Zandi
/s/ C. Edward Chaplin	Mark M. Zandi, Director
C. Edward Chaplin, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders of
MGIC Investment Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2015 (the report is included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10‑K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 27, 2015

MGIC INVESTMENT CORPORATION

SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2014

Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$349,153	$346,775	$346,775
States, municipalities and political subdivisions	844,942	855,142	855,142
Foreign governments	35,630	39,170	39,170
Public utilities	214,179	215,048	215,048
Asset-backed securities	286,260	286,655	286,655
Collateralized loan obligations	61,340	60,076	60,076
Mortgage-backed	606,198	596,515	596,515
All other corporate bonds	2,204,812	2,210,233	2,210,233

Total fixed maturities	4,602,514	4,609,614	4,609,614

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	3,003	3,055	3,055

Total equity securities	3,003	3,055	3,055

Total investments	$4,605,517	$4,612,669	$4,612,669

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2014 and 2013

	2014	2013
	(In thousands)
ASSETS

Fixed maturities (amortized cost, 2014 – $482,629; 2013 – $548,528)	$480,125	$539,124
Cash and cash equivalents	10,507	20,725
Investment in subsidiaries, at equity in net assets	1,821,024	1,475,956
Accounts receivable - affiliates	312	380
Income taxes receivable	17,478	17,958
Accrued investment income	3,435	3,629
Other assets	15,156	18,943
Total assets	$2,348,037	$2,076,715

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$61,918	$82,773
Convertible senior notes	845,000	845,000
Convertible junior debentures	389,522	389,522
Accrued interest	14,694	14,882
Total liabilities	1,311,134	1,332,177

Shareholders’ equity
Common stock, (one dollar par value, shares authorized 1,000,000; shares issued 2014 and 2013 – 340,047; outstanding 2014 – 338,560; 2013 – 337,758)	340,047	340,047
Paid-in capital	1,663,592	1,661,269
Treasury stock (shares at cost, 2014 – 1,487; 2013 – 2,289)	(32,937)	(64,435)
Accumulated other comprehensive loss, net of tax	(81,341)	(117,726)
Retained deficit	(852,458)	(1,074,617)
Total shareholders’ equity	1,036,903	744,538
Total liabilities and shareholders’ equity	$2,348,037	$2,076,715

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Revenues:
Investment income, net of expenses	$6,985	$5,033	$6,921
Net realized investment gains	395	830	9,895
Other revenue	-	-	17,775
Total revenues	7,380	5,863	34,591

Expenses:
Operating expenses and other	1,383	511	2,227
Interest expense	69,648	79,663	99,344
Total expenses	71,031	80,174	101,571
Loss before tax	(63,651)	(74,311)	(66,980)
Provision for income taxes	-	-	-
Equity in undistributed net income (loss) of subsidiaries	315,600	24,463	(860,099)
Net income (loss)	251,949	(49,848)	(927,079)
Other comprehensive income (loss), net of tax	36,385	(69,563)	(78,287)
Comprehensive income (loss)	$288,334	$(119,411)	$(1,005,366)

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$251,949	$(49,848)	$(927,079)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	(315,600)	(24,463)	860,099
Other	14,862	21,693	23,765
Change in certain assets and liabilities:
Accounts receivable - affiliates	68	289	(753)
Income taxes receivable	480	(3)	5,909
Accrued investment income	194	(2,611)	2,702
Accrued interest	(188)	(15,577)	17,288
Net cash used in operating activities	(48,235)	(70,520)	(18,069)

Cash flows from investing activities:
Transactions with subsidiaries	-	(800,000)	(100,000)
Purchase of fixed maturities	(553,538)	(563,968)	(120,181)
Sale of fixed maturities	613,322	148,608	409,601
Net cash provided by (used in) investing activities	59,784	(1,215,360)	189,420

Cash flows from financing activities:
Repayment of long-term debt	(21,767)	(17,235)	(53,107)
Net proceeds from convertible senior notes	-	484,625	-
Common stock shares issued	-	663,335	-
Net cash (used in) provided by financing activities	(21,767)	1,130,725	(53,107)

Net (decrease) increase in cash and cash equivalents	(10,218)	(155,155)	118,244
Cash and cash equivalents at beginning of year	20,725	175,880	57,636
Cash and cash equivalents at end of year	$10,507	$20,725	$175,880

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

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. Since 2008, MGIC has not paid any dividends to our holding company. In 2015, MGIC cannot pay any dividends to our holding company without approval from the OCI.

In the fourth quarter of 2008, we suspended the payment of dividends to shareholders.

MGIC INVESTMENT CORPORATION

SCHEDULE IV — REINSURANCE

MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2014, 2013 and 2012

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands of dollars)
Year ended December 31,
2014	$950,973	$108,255	$1,653	$844,371	0.2%

2013	979,078	38,101	2,074	943,051	0.2%

2012	1,065,663	34,918	2,425	1,033,170	0.2%

Item 15(a)3

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	August 8, 2013

3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	July 25, 2014

4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	August 8, 2013

4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	July 25, 2014

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

10.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.1	March 13, 2006

10.2.1	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.2	March 13, 2006

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005

10.2.8	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2012). *	10-K	10.2.8	March 1, 2013

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form		Exhibit(s)	Filing Date
10.2.9	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2012). *	10-K		10.2.9	March 1, 2013

10.2.10	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2013). *	10-K		10.2.10	February 28, 2014

10.2.11	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2013). *	10-K		10.2.11	February 28, 2014

10.2.12	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2014). * †

10.2.13	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2014). * †

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan. [File 001‑10816] *	10-K		10.7	March 29, 2000

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K		10.3.1	March 1, 2011

10.3.2	MGIC Investment Corporation 2011 Omnibus Incentive Plan. *	DEF 14A		App. B	March 31, 2011

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan. [File 001‑10816] *	10-K		10.10	March 29, 2000

10.6	Executive Bonus Plan. * †

10.7	Supplemental Executive Retirement Plan. *	8-K	`	10.7	January 29, 2014

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.* †

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. [File 001‑10816] *	10-K		10.24	March 25, 1994

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.*	10-Q		10.27 and 10.28	August 12, 1994

10.11.1	Form of Key Executive Employment and Severance Agreement. * †

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement. * †

10.12	Form of Agreement Not to Compete. *	10-K		10.12	March 1, 2013

10.14	Confidential Settlement Agreement and Release dated as of April 19, 2013 (“BANA Agreement”), by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the BANA Agreement solely to the extent specified in BANA Agreement. **	8-K		10.1	April 25, 2013

10.15	Confidential Settlement Agreement and Release dated as of April 19, 2013 (“CHL Agreement”), by and between Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the CHL Agreement). **	8-K		10.2	April 25, 2013

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.16	Consulting Agreement between J. Michael Lauer and Mortgage Guaranty Insurance Corporation dated as of March 3, 2014. *	10-K	10.16	February 28, 2014

21	Direct and Indirect Subsidiaries. †

23	Consent of Independent Registered Public Accounting Firm. †

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††

99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009

99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009

99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012

99.8	Amendment to BANA Confidential Settlement Agreement and Release made as of September 24, 2013 by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the settlement agreement only to the extent specified in the settlement agreement. **	10-Q	10.14.1	November 8, 2013

99.9	Amendment to Confidential Settlement Agreement and Release made as of September 24, 2013 by and between Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) **	10-Q	10.14.1	November 8, 2013

99.10	Letter Agreement dated October 9, 2013 among Fannie Mae, Bank of America, N.A., Countrywide Home Loans, Inc. and Mortgage Guaranty Insurance Corporation. **	10-K	99.10	February 28, 2014

99.11	Letter Agreement October 9, 2013 among Bank of America, N.A., Countrywide Home Loans, Inc. and Mortgage Guaranty Insurance Corporation. **	10-K	99.11	February 28, 2014

99.12	Second Amendment to Confidential Settlement Agreement and Release made as of November 8, 2013 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-K	99.12	February 28, 2014

99.13	Third Amendment to Confidential Settlement Agreement and Release made as of March 13, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-Q	99.13	May 9, 2014

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
99.14	Second Amendment to BANA Confidential Settlement Agreement and Release made as of June 5, 2014 by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the settlement agreement only to the extent specified in the settlement agreement. **	10-Q	99.14	August 8, 2014

99.15	Fourth Amendment to Confidential Settlement Agreement and Release made as of May 19, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-Q	99.15	August 8, 2014

99.16	Fifth Amendment to Confidential Settlement Agreement and Release made as of June 5, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) **	10-Q	99.16	August 8, 2014

99.17	Sixth Amendment to Confidential Settlement Agreement and Release made as of August 31, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-Q	99.17	November 7, 2014

99.18	Seventh Amendment to Confidential Settlement Agreement and Release made as of September 11, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-Q	99.18	November 7, 2014

99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014

99.20
Eighth Amendment to Confidential Settlement Agreement and Release made as of October 30, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †

99.21
Ninth Amendment to Confidential Settlement Agreement and Release made as of November 30, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †

99.22
Tenth Amendment to Confidential Settlement Agreement and Release made as of January 29, 2015 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †

99.23
Eleventh Amendment to Confidential Settlement Agreement and Release made as of February 6, 2015 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †

99.24
Twelfth Amendment to Confidential Settlement Agreement and Release made as of February 13, 2015 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †

101
The following financial information from MGIC Investment Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013 (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan.

**	Certain portions of these Exhibits are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Filed herewith.

††	Furnished herewith.