Form 10-Q
period 2015-03-31
MGIC INVESTMENT CORP
filed 2015-05-07
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ______ Commission file number 1-10816

MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Large accelerated filer   ☒    Accelerated filer   ☐    Non-accelerated filer   ☐   Smaller reporting company   ☐    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/15	339,638,670

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

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS	(In thousands)
Investment Portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2015 - $4,567,873; 2014 - $4,602,514)	$4,594,663	$4,609,614
Equity securities	3,100	3,055
Total investment portfolio	4,597,763	4,612,669
Cash and cash equivalents	232,623	197,882
Restricted cash and cash equivalents (note 1)	-	17,212
Accrued investment income	32,114	30,518
Prepaid reinsurance premiums	50,119	47,623
Reinsurance recoverable on loss reserves	55,415	57,841
Reinsurance recoverable on paid losses	5,966	6,424
Premiums receivable	59,254	57,442
Home office and equipment, net	28,565	28,693
Deferred insurance policy acquisition costs	13,251	12,240
Profit commission receivable (note 4)	114,974	91,500
Other assets	92,688	106,390
Total assets	$5,282,732	$5,266,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$2,244,624	$2,396,807
Premium deficiency reserve (note 13)	17,333	23,751
Unearned premiums	223,053	203,414
Senior notes (note 3)	61,930	61,918
Convertible senior notes (note 3)	845,000	845,000
Convertible junior debentures (note 3)	389,522	389,522
Other liabilities	315,710	309,119
Total liabilities	4,097,172	4,229,531
Contingencies (note 5)
Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2015 - 340,079; 2014 - 340,047; shares outstanding 2015 - 339,639; 2014 - 338,560)	340,079	340,047
Paid-in capital	1,662,211	1,663,592
Treasury stock (shares at cost 2015 - 440; 2014 - 1,487)	(3,362)	(32,937)
Accumulated other comprehensive loss, net of tax (note 9)	(64,492)	(81,341)
Retained deficit	(748,876)	(852,458)
Total shareholders' equity	1,185,560	1,036,903
Total liabilities and shareholders' equity	$5,282,732	$5,266,434

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$265,412	$244,189
Assumed	338	451
Ceded (note 4)	(31,294)	(26,620)
Net premiums written	234,456	218,020
Increase in unearned premiums, net	(17,168)	(3,759)
Net premiums earned	217,288	214,261
Investment income, net of expenses	24,120	20,156
Net realized investment gains (losses):
Total other-than-temporary impairment losses	-	-
Portion of losses recognized in comprehensive income, before taxes	-	-
Net impairment losses recognized in earnings	-	-
Other realized investment gains (losses)	26,327	(231)
Net realized investment gains (losses)	26,327	(231)
Other revenue	2,480	896
Total revenues	270,215	235,082

Losses and expenses:
Losses incurred, net (note 12)	81,785	122,608
Change in premium deficiency reserve (note 13)	(6,418)	(5,173)
Amortization of deferred policy acquisition costs	1,757	1,419
Other underwriting and operating expenses, net	39,268	37,981
Interest expense	17,362	17,539
Total losses and expenses	133,754	174,374

Income before tax	136,461	60,708
Provision for income taxes (note 11)	3,385	726

Net income	$133,076	$59,982

Income per share (note 6)
Basic	$0.39	$0.18
Diluted	$0.32	$0.15

Weighted average common shares outstanding - basic (note 6)	339,107	338,213
Weighted average common shares outstanding - diluted (note 6)	468,141	413,180

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)

Net income	$133,076	$59,982

Other comprehensive income, net of tax (note 9):

Change in unrealized investment gains and losses (note 7)	19,563	39,598

Benefit plan adjustments	(700)	(1,486)

Foreign currency translation adjustment	(2,014)	1,253

Other comprehensive income, net of tax	16,849	39,365

Comprehensive income	$149,925	$99,347

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three months ended March 31, 2015 and 2014
(Unaudited)

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total shareholders' equity

Balance, December 31, 2013	$340,047	$1,661,269	$(64,435)	$(117,726)	$(1,074,617)	$744,538

Net income	-	-	-	-	59,982	59,982
Change in unrealized investment gains and losses, net	-	-	-	39,598	-	39,598
Reissuance of treasury stock, net	-	(5,712)	30,530	-	(29,791)	(4,973)
Equity compensation	-	1,803	-	-	-	1,803
Benefit plan adjustments, net	-	-	-	(1,486)	-	(1,486)
Unrealized foreign currency translation adjustment, net	-	-	-	1,253	-	1,253
Balance, March 31, 2014	$340,047	$1,657,360	$(33,905)	$(78,361)	$(1,044,426)	$840,715

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total shareholders' equity

Balance, December 31, 2014	$340,047	$1,663,592	$(32,937)	$(81,341)	$(852,458)	$1,036,903

Net income	-	-	-	-	133,076	133,076
Change in unrealized investment gains and losses, net (note 7)	-	-	-	19,563	-	19,563
Net common stock issued under share-based compensation plans	32	38	-	-	-	70
Reissuance of treasury stock, net	-	(7,251)	29,575	-	(29,494)	(7,170)
Tax benefit from share-based compensation	-	2,568	-	-	-	2,568
Equity compensation	-	3,264	-	-	-	3,264
Benefit plan adjustments, net	-	-	-	(700)	-	(700)
Unrealized foreign currency translation adjustment, net	-	-	-	(2,014)		(2,014)
Balance, March 31, 2015	$340,079	$1,662,211	$(3,362)	$(64,492)	$(748,876)	$1,185,560

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$133,076	$59,982
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,311	14,889
Deferred tax benefit	(11)	(86)
Realized investment (gains) losses, net	(26,327)	231
Loss on repurchases of senior notes	-	837
Excess tax benefits related to share-based compensation	(2,568)	-
Other	13,436	(879)
Change in certain assets and liabilities:
Accrued investment income	(1,596)	(151)
Prepaid insurance premium	(2,496)	(1,828)
Reinsurance recoverable on loss reserves	2,426	6,467
Reinsurance recoverable on paid losses	458	1,394
Premium receivable	(1,812)	7,962
Deferred insurance policy acquisition costs	(1,011)	(433)
Profit commission receivable	(23,474)	(22,212)
Real estate	1,761	2,143
Loss reserves	(152,183)	(226,842)
Premium deficiency reserve	(6,418)	(5,173)
Unearned premiums	19,639	5,618
Return premium accrual	3,300	(300)
Income taxes payable - current	2,813	494
Net cash used in operating activities	(29,676)	(157,887)

Cash flows from investing activities:
Purchases of investments:
Fixed maturities	(940,867)	(582,261)
Equity securities	(18)	(19)
Proceeds from sales of fixed maturities	795,968	419,293
Proceeds from maturity of fixed maturities	192,463	295,188
Net increase in payable for securities	699	12,692
Net decrease (increase) in restricted cash	17,212	(4)
Additions to property and equipment	(576)	(2,971)
Net cash provided by investing activities	64,881	141,918

Cash flows from financing activities:
Repayment of long-term debt	-	(21,767)
Net common stock issued under share-based compensation plans	70	-
Excess tax benefits related to share-based compensation	2,568	-
Net cash provided by (used in) financing activities	2,638	(21,767)

Effect of exchange rate changes on cash	(3,102)	1,931

Net increase (decrease) in cash and cash equivalents	34,741	(35,805)
Cash and cash equivalents at beginning of period	197,882	332,692
Cash and cash equivalents at end of period	$232,623	$296,887

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our financial position and results of operations for the periods indicated. The results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2015.

Capital - GSEs

Since 2008, substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac (the “GSEs”). In April 2015, the GSEs each released revised private mortgage insurer eligibility requirements (the “PMIERs”) that become effective December 31, 2015. The PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

We expect that MGIC will be in compliance with the PMIERs, including the GSE Financial Requirements, when they become effective.

We estimate that as of March 31, 2015, before considering the effects of reinsurance, MGIC has a shortfall in Available Assets of approximately $230 million. This shortfall estimate is based on our interpretation of the GSE Financial Requirements and assumes that the risk in force and assets of MGIC’s MIC subsidiary will be repatriated to MGIC. This shortfall estimate does not reflect the benefits from MGIC’s existing quota share reinsurance transaction or the anticipated restructure of that transaction; or the transfer of assets (including the $45 million discussed below) from regulated insurance affiliates of MGIC that, subject to regulatory authorization, could increase the assets of MGIC. We believe that these benefits will eliminate our shortfall in Available Assets and each is discussed below.

We did not expect to receive full credit under the PMIERs for our existing reinsurance transaction. However, we and the reinsurers have reached agreement to restructure the transaction in a manner that we believe will result in MGIC receiving full credit under the PMIERs. The effectiveness of the restructured transaction will be subject to approval by the GSEs and the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). In addition, in April 2015, regulated insurance affiliates of MGIC transferred $45 million of assets to MGIC increasing the Available Assets of MGIC. Furthermore, if additional Available Assets are required, we believe that a portion of our holding company’s $494 million of cash and investments at March 31, 2015, may be available for future contribution to MGIC. In addition, we could seek non-dilutive debt capital to mitigate a shortfall.

As noted above, we expect to be in compliance with the PMIERs, including the GSE Financial Requirements, by their effective date. However, if we are not in compliance with the GSE Financial Requirements by then, we could submit to the GSEs for approval, a transition plan having milestones for actions to achieve compliance. If the plan were approved, the GSEs would monitor our progress and we could have until June 2017 to meet the GSE Financial Requirements (the “transition period”). During the transition period, MGIC would be considered to be in remediation (a status similar to the one under which it has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans acquired by the GSEs.

Factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements before their effective date include the following:

•	The GSEs may not approve our restructured reinsurance transaction or they may not allow full credit under the GSE Financial Requirements for that transaction.

•	We may not obtain regulatory authorization to transfer assets from MIC to MGIC to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in MIC higher than we are assuming.

•	MGIC may not receive additional capital contributions from our holding company due to competing demands on the holding company resources, including for repayment of debt.

•	Our future operating results may be negatively impacted by the matters discussed in the rest of these footnotes. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby increasing our shortfall in Available Assets.

•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we may seek.

There can be no assurance that the GSEs will not make the GSE Financial Requirements more onerous in the future; in this regard, the PMIERs provide that the tables of factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

While on an overall basis, the amount of Available Assets we must hold in order to continue to insure GSE loans has increased under the PMIERs over what state regulation currently provides, reinsurance is one option we have to mitigate the effect of PMIERs on our returns. In this regard, see the first bullet point above.

See additional disclosure regarding statutory capital in Note 16 – “Statutory Capital.”

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2014 amounts to conform to 2015 presentation.

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. In the fourth quarter of 2013, approximately $42.9 million was released from escrow in connection with the BANA agreement. In the first quarter of 2015, the escrow funds were disbursed to us pursuant to the amended and restated settlement agreement and release entered into with CHL on March 2, 2015.  See additional discussion of these settlement agreements in Note 5 – “Litigation and Contingencies.”

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 - New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, our fee income related to contract underwriting and other fee-based services provided to lenders will be subject to this guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. We are currently evaluating the impact of this update, but it is not expected to have a significant impact on our consolidated financial statements and disclosures.

The guidance is effective for fiscal years beginning after December 15, 2016. On April 1, 2015, the FASB issued a proposal to defer the effective date by one year and permit early adoption, but not before the original effective date of December 15, 2016.

Presentation of Debt Issuance Costs

In April 2015, the FASB amended existing guidance related to the presentation of debt issuance costs. The new standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Note 3 – Debt

Long-term debt as of March 31, 2015 and December 31, 2014 consists of the following obligations.

	March 31, 2015	December 31, 2014
	(In millions)
Senior Notes, interest at 5.375% per annum, due November 2015	$61.9	$61.9
Convertible Senior Notes, interest at 5% per annum, due May 2017 (1)	345.0	345.0
Convertible Senior Notes, interest at 2% per annum, due April 2020 (2) (3)	500.0	500.0
Convertible Junior Subordinated Debentures, interest 9% per annum, due April 2063 (4)	389.5	389.5
Total debt	1,296.4	1,296.4
Less current portion of debt	(61.9)	(61.9)
Total long-term debt	$1,234.5	$1,234.5

(1)
Convertible at any time prior to maturity at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.44 per share.

(2)
Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The 2% Notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount, representing an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. For the quarter ending March 31, 2015, our common stock was greater than or equal to 130% of the applicable conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, March 31, 2015.

(3)
Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption rate equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for each of at least 20 of the 30 consecutive trading days preceding notice of the redemption. .

(4)
Convertible at any time prior to maturity at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.0741 share per $1,000 principal amount, representing an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In lieu of issuing shares of common stock upon conversion of the debentures, we may, at our option, make a cash payment to converting holders for all or some of the shares of our common stock otherwise issuable upon conversion.

The Senior Notes, Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At March 31, 2015, we had approximately $494 million in cash and investments at our holding company. The net unrealized gains on our holding company investment portfolio were approximately $1.3 million at March 31, 2015. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.8 years at March 31, 2015.

Note 4 – Reinsurance

A summary of our quota share reinsurance agreements, excluding captive agreements, for the three months ended March 31, 2015 and 2014 appears below.

	Three months ended March 31,
	2015	2014
	(In thousands)

Ceded premiums written, net of profit commission	$27,136	$21,486

Ceded premiums earned, net of profit commission	24,613	19,627

Ceded losses incurred	4,873	2,519

Ceding commissions (1)	10,122	8,740

(1)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

As of March 31, 2015 and December 31, 2014, we have accrued a profit commission receivable of $115.0 million and $91.5 million, respectively. This receivable could increase materially through the term of the agreement, but the ultimate amount of the commission will depend on the ultimate level of premiums earned and losses incurred under the agreement. Any profit commission would be paid to us upon termination of the reinsurance agreement. Recoverables under the agreement are supported by trust funds or letters of credit. Profit commissions are recorded as a reduction to our ceded premiums.

In the past, MGIC has obtained both captive and non-captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) discussed in Note 5 – “Litigation and Contingencies”, MGIC and three other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $39 million at March 31, 2015 which was supported by $168 million of trust assets, while at December 31, 2014, the reinsurance recoverable on loss reserves related to captive agreements was $45 million which was supported by $198 million of trust assets.

Note 5 – Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us as “curtailments.” In 2014 and the first quarter of 2015, curtailments reduced our average claim paid by approximately 6.7% and 8.2%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010 and have not significantly mitigated our incurred losses since then.  Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. Certain settlements require GSE approval. The GSEs have consented to our settlement agreements with two customers, one of which is Countrywide, as discussed below, and have rejected other settlement agreements. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

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

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). On March 2, 2015, the parties to the Agreement with CHL amended and restated the Agreement.

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

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). The original Agreement addressed rescission and denial rights; the amended and restated Agreement also addresses curtailment rights. That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

The estimated impact of the Agreements and other probable settlements have been recorded in our financial statements. The estimated impact that we recorded for probable settlements is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $441 million, of which about 72% is related to claims paying practices subject to the Agreement with CHL. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $29 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. Seven of those cases had been dismissed prior to February 2015 without any further opportunity to appeal. The remaining five cases were dismissed with prejudice in the first quarter of 2015 pursuant to stipulations of dismissal from the plaintiffs. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

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

We received requests from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. Since August 2013, MGIC and several competitors have exchanged drafts of a proposed Consent Order with the MN Department, containing terms and conditions, including unspecified civil penalties, that would resolve the MN Department’s investigation. We received the latest draft of the Consent Order from the MN Department in March 2015. We continue to be engaged in discussions with the MN Department regarding the draft Consent Order. We also received a request in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. Other insurance departments or other officials, including attorneys general, may also seek information about, investigate, or seek remedies regarding captive mortgage reinsurance.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $4 million and $5 million for the years ended December 31, 2014 and 2013, respectively. There was no underwriting remedy expense incurred in the first quarter of 2015, but it may increase in the future.

See Note 11 – “Income Taxes” for a description of federal income tax contingencies.

Note 6 – Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common equivalent shares outstanding during the reporting period. We calculate diluted EPS using the treasury stock method for unvested restricted stock, and the if-converted method for convertible debt instruments. For unvested restricted stock, assumed proceeds under the treasury stock method would include unamortized compensation expense and windfall tax benefits or shortfalls. The determination of potentially issuable shares from our convertible debt instruments does not consider satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. In addition, if dilutive, interest expense, net of tax, related to the convertible debt instrument is added back to earnings in calculating diluted EPS.

The following table reconciles the numerators and denominators used to calculate basic and diluted EPS.

	Three months ended March 31,
	2015	2014
	(In thousands, except per share data)
Basic earnings per share:

Net income	$133,076	$59,982

Weighted average common shares outstanding	339,107	338,213

Basic income per share	$0.39	$0.18

Diluted earnings per share:

Net income	$133,076	$59,982

Interest expense, net of tax:
2% Convertible Senior Notes due 2020	3,049	3,049
5% Convertible Senior Notes due 2017	4,692	-
9% Convertible Junior Subordinated Debentures due 2063	8,765	-

Diluted income available to common shareholders	$149,582	$63,031

Weighted average shares - basic	339,107	338,213

Effect of dilutive securities:
Unvested restricted stock units	2,569	3,025
2% Convertible Senior Notes due 2020	71,942	71,942
5% Convertible Senior Notes due 2017	25,670	-
9% Convertible Junior Subordinated Debentures due 2063	28,853	-

Weighted average shares - diluted	468,141	413,180

Diluted income per share	$0.32	$0.15

Antidilutive securities (in millions)	-	54.5

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at March 31, 2015 and December 31, 2014 are shown below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
March 31, 2015	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$312,233	$2,629	$(2,057)	$312,805
Obligations of U.S. states and political subdivisions	937,548	16,621	(1,466)	952,703
Corporate debt securities	2,394,862	18,939	(5,785)	2,408,016
Asset-backed securities	253,185	769	(35)	253,919
Residential mortgage-backed securities	315,778	719	(7,466)	309,031
Commercial mortgage-backed securities	259,934	1,804	(1,132)	260,606
Collateralized loan obligations	61,341	-	(797)	60,544
Debt securities issued by foreign sovereign governments	32,992	4,047	-	37,039
Total debt securities	4,567,873	45,528	(18,738)	4,594,663
Equity securities	3,021	85	(6)	3,100

Total investment portfolio	$4,570,894	$45,613	$(18,744)	$4,597,763

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
December 31, 2014	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$349,153	$2,752	$(5,130)	$346,775
Obligations of U.S. states and political subdivisions	844,942	12,961	(2,761)	855,142
Corporate debt securities	2,418,991	16,325	(10,035)	2,425,281
Asset-backed securities	286,260	535	(140)	286,655
Residential mortgage-backed securities	329,983	254	(9,000)	321,237
Commercial mortgage-backed securities	276,215	1,221	(2,158)	275,278
Collateralized loan obligations	61,340	-	(1,264)	60,076
Debt securities issued by foreign sovereign governments	35,630	3,540	-	39,170
Total debt securities	4,602,514	37,588	(30,488)	4,609,614
Equity securities	3,003	61	(9)	3,055

Total investment portfolio	$4,605,517	$37,649	$(30,497)	$4,612,669

(1)	At March 31, 2015 and December 31, 2014, there were no other-than-temporary impairment losses recorded in other comprehensive income.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 86% of the market value of our foreign investments with the remaining 10% invested in corporate securities and 4% in cash equivalents. Eighty-five percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 15% is rated AA.

The amortized cost and fair values of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized Cost	Fair Value
March 31, 2015	(In thousands)

Due in one year or less	$301,142	$301,873
Due after one year through five years	1,806,892	1,823,593
Due after five years through ten years	1,127,078	1,133,449
Due after ten years	442,523	451,648

	$3,677,635	$3,710,563

Asset-backed securities	253,185	253,919
Residential mortgage-backed securities	315,778	309,031
Commercial mortgage-backed securities	259,934	260,606
Collateralized loan obligations	61,341	60,544

Total at March 31, 2015	$4,567,873	$4,594,663

At March 31, 2015 and December 31, 2014, the investment portfolio had gross unrealized losses of $18.7 million and $30.5 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$93,555	$362	$26,435	$1,695	$119,990	$2,057
Obligations of U.S. states and political subdivisions	174,785	695	50,757	771	225,542	1,466
Corporate debt securities	621,952	4,169	113,002	1,616	734,954	5,785
Asset-backed securities	34,294	10	11,930	26	46,224	36
Residential mortgage-backed securities	34,574	168	229,563	7,298	264,137	7,466
Commercial mortgage-backed securities	61,443	304	71,895	828	133,338	1,132
Collateralized loan obligations	-	-	60,544	797	60,544	797
Equity securities	68	-	177	5	245	5

Total investment portfolio	$1,020,671	$5,708	$564,303	$13,036	$1,584,974	$18,744

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,166	$138	$232,351	$4,992	$290,517	$5,130
Obligations of U.S. states and political subdivisions	166,408	1,066	114,465	1,695	280,873	2,761
Corporate debt securities	816,555	5,259	243,208	4,776	1,059,763	10,035
Asset-backed securities	54,491	80	11,895	60	66,386	140
Residential mortgage-backed securities	24,168	34	263,002	8,966	287,170	9,000
Commercial mortgage-backed securities	89,301	810	110,652	1,348	199,953	2,158
Collateralized loan obligations	-	-	60,076	1,264	60,076	1,264
Equity securities	167	1	235	8	402	9

Total investment portfolio	$1,209,256	$7,388	$1,035,884	$23,109	$2,245,140	$30,497

The unrealized losses in all categories of our investments at March 31, 2015 and December 31, 2014 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase. There were 278 and 423 securities in an unrealized loss position at March 31, 2015 and December 31, 2014, respectively. During each of the three months ended March 31, 2015 and 2014 there were no other-than-temporary impairments (“OTTI”) recognized.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$26,324	$(234)
Equity securities	3	3
	$26,327	$(231)

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$27,206	$805
Losses on sales	(879)	(1,036)
	$26,327	$(231)

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

Our financial assets that are classified as Level 3 securities are primarily state premium tax credit investments.  The state premium tax credit investments have an average maturity of less than 4 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.2%.

Fair value measurements for assets measured at fair value included the following as of March 31, 2015 and December 31, 2014:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$312,805	$189,913	$122,892	$-
Obligations of U.S. states and political subdivisions	952,703	-	950,912	1,791
Corporate debt securities	2,408,016	-	2,408,016	-
Asset-backed securities	253,919	-	253,919	-
Residential mortgage-backed securities	309,031	-	309,031	-
Commercial mortgage-backed securities	260,606	-	260,606	-
Collateralized loan obligations	60,544	-	60,544	-
Debt securities issued by foreign sovereign governments	37,039	37,039	-	-
Total debt securities	4,594,663	226,952	4,365,920	1,791
Equity securities	3,100	2,779	-	321
Total investment portfolio	$4,597,763	$229,731	$4,365,920	$2,112
Real estate acquired (1)	$10,897	$-	$-	$10,897

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$346,775	$188,824	$157,951	$-
Obligations of U.S. states and political subdivisions	855,142	-	853,296	1,846
Corporate debt securities	2,425,281	-	2,425,281	-
Asset-backed securities	286,655	-	286,655	-
Residential mortgage-backed securities	321,237	-	321,237	-
Commercial mortgage-backed securities	275,278	-	275,278	-
Collateralized loan obligations	60,076	-	60,076	-
Debt securities issued by foreign sovereign governments	39,170	39,170	-	-
Total debt securities	4,609,614	227,994	4,379,774	1,846
Equity securities	3,055	2,734	-	321
Total investment portfolio	$4,612,669	$230,728	$4,379,774	$2,167
Real estate acquired (1)	$12,658	$-	$-	$12,658

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

There were no transfers of securities between Level 1 and Level 2 during the first three months of 2015.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2015 and 2014 is as follows:

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired

Balance at December 31, 2014	$1,846	$321	$2,167	$12,658
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(503)
Purchases	7	-	7	10,797
Sales	(62)	-	(62)	(12,055)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at March 31, 2015	$1,791	$321	$2,112	$10,897

Amount of total losses included in earnings for the three months ended March 31, 2015 attributable to the change in unrealized losses on assets still held at March 31, 2015	$-	$-	$-	$-

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired

Balance at December 31, 2013	$2,423	$321	$2,744	$13,280
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(1,160)
Purchases	30	-	30	8,010
Sales	(75)	-	(75)	(8,993)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at March 31, 2014	$2,378	$321	$2,699	$11,137

Amount of total losses included in earnings for the three months ended March 31, 2014 attributable to the change in unrealized losses on assets still held at March 31, 2014	$-	$-	$-	$-

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

We incur financial liabilities in the normal course of our business. The following tables present the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at March 31, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such liabilities are measured on a recurring basis.

March 31, 2015	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Financial liabilities:
Senior Notes	$61,953	$63,309	$-	$63,309	$-
Convertible Senior Notes due 2017	345,000	382,622	-	382,622	-
Convertible Senior Notes due 2020	500,000	735,945	-	735,945	-
Convertible Junior Subordinated Debentures	389,522	497,221	-	497,221	-
Total Debt	$1,296,475	$1,679,097	$-	$1,679,097	$-

December 31, 2014	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Financial liabilities:
Senior Notes	$61,953	$63,618	$-	$63,618	$-
Convertible Senior Notes due 2017	345,000	387,997	-	387,997	-
Convertible Senior Notes due 2020	500,000	735,075	-	735,075	-
Convertible Junior Subordinated Debentures	389,522	500,201	-	500,201	-
Total Debt	$1,296,475	$1,686,891	$-	$1,686,891	$-

The fair values of our Senior Notes, Convertible Senior Notes and Debentures were determined using available pricing for these debentures or similar instruments and are considered Level 2 securities.

Note 9 – Other Comprehensive Income

Our other comprehensive income for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31, 2015
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$19,721	$(6,876)	$6,718	$19,563
Benefit plan adjustments	(700)	245	(245)	(700)
Unrealized foreign currency translation adjustment	(3,102)	1,088	-	(2,014)

Other comprehensive income (loss)	$15,919	$(5,543)	$6,473	$16,849

	Three Months Ended March 31, 2014
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$39,661	$(13,871)	$13,808	$39,598
Benefit plan adjustments	(1,486)	520	(520)	(1,486)
Unrealized foreign currency translation adjustment	1,931	(678)	-	1,253

Other comprehensive income (loss)	$40,106	$(14,029)	$13,288	$39,365

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Total accumulated other comprehensive income and changes in accumulated other comprehensive income, including amounts reclassified from other comprehensive income, are included in the table below.

	Three Months Ended March 31, 2015
	Unrealized gains and losses on available-for-sale securities	Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2014, before tax	$7,148	$(55,878)	$7,117	$(41,613)

Other comprehensive income (loss) before reclassifications	30,955	-	(3,102)	$27,853

Amounts reclassified from accumulated other comprehensive income (loss)	11,234 (1)	700 (2)	-	$11,934

Net current period other comprehensive income (loss)	19,721	(700)	(3,102)	15,919

Balance at March 31, 2015, before tax	$26,869	$(56,578)	$4,015	$(25,694)

Tax effect (3)	(64,857)	26,940	(881)	(38,798)

Balance at March 31, 2015, net of tax	$(37,988)	$(29,638)	$3,134	$(64,492)

	Three Months Ended March 31, 2014
	Unrealized gains and losses on available-for-sale securities		Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2013, before tax	$(84,634)		$(3,766)	$11,184	$(77,216)

Other comprehensive income (loss) before reclassifications	36,672		-	1,931	38,603

Less: Amounts reclassified from accumulated other comprehensive income (loss)	(2,989	)(1)	1,486 (2)	-	(1,503)

Net current period other comprehensive income (loss)	39,661		(1,486)	1,931	40,106

Balance at March 31, 2015, before tax	$(44,973)		$(5,252)	$13,115	$(37,110)

Tax effect (3)	(64,119)		26,940	(4,072)	(41,251)

Balance at March 31, 2014, net of tax	$(109,092)		$21,688	$9,043	$(78,361)

(1)	During the three months ended March 31, 2015 and 2014, we realized net investment gains (losses) that at the end of the prior quarter had been classified in net unrealized gains (losses) of $11.2 million and ($3.0) million, respectively. As a result, these amounts were reclassified to the Consolidated Statement of Operations and included in Realized investment gains (losses).
(2)	During the three months ended March 31, 2015 and 2014, other comprehensive income related to benefit plans of $0.7 million and $1.5 million was reclassified to the Consolidated Statement of Operations and included in Underwriting and other expenses, net.
(3)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Total accumulated other comprehensive income at December 31, 2014 is included in the table below.

	Unrealized gains and losses on available-for-sale securities	Defined benefit plans	Foreign currency translation	Total
	(In thousands)

Balance at December 31, 2014, before tax	$7,148	$(55,878)	$7,117	$(41,613)

Tax effect (1)	(64,699)	26,940	(1,969)	(39,728)

Balance at December 31, 2014, net of tax	$(57,551)	$(28,938)	$5,148	$(81,341)

(1)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2015	2014	2015	2014
	(In thousands)

Service cost	$2,448	$2,080	$202	$177
Interest cost	3,908	4,009	178	183
Expected return on plan assets	(5,295)	(5,258)	(1,248)	(1,161)
Recognized net actuarial loss	1,209	291	(35)	(73)
Amortization of prior service cost	(211)	(42)	(1,662)	(1,662)

Net periodic benefit cost	$2,059	$1,080	$(2,565)	$(2,536)

We currently intend to make a contribution of $17 million to our qualified pension plan and supplemental executive retirement plan in 2015.

Note 11 – Income Taxes

Valuation Allowance

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

It is reasonably possible that the valuation allowance will be reversed in the foreseeable future. Specifically, if we continue to recognize meaningful levels of sustainable pre-tax income, it is likely that the valuation allowance will be reversed in 2015. In the period in which the valuation allowance is reversed, we would recognize a tax benefit which will increase our earnings for that period. In future years, after the valuation allowance has been reversed and until such time as our net operating loss carryforwards are exhausted or expired, our provision for income tax would substantially exceed the amount of cash tax payments.

The effect of the change in valuation allowance on the provision for income taxes was as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)

Provision for income tax	$47,883	$23,120
Change in valuation allowance	(44,498)	(22,394)

Provision for income taxes	$3,385	$726

The change in the valuation allowance that was included in other comprehensive income for the three months ended March 31, 2015 and 2014 was a decrease of $6.5 million and $13.3 million, respectively. The total valuation allowance as of March 31, 2015 and December 31, 2014 was $851.3 million and $902.3 million, respectively.

We have approximately $2.3 billion of net operating loss carryforwards on a regular tax basis and $1.4 billion of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2015. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

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

On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at March 31, 2015, there would also be interest related to these matters of approximately $171.9 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS' proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of March 31, 2015, those state taxes and interest would approximate $47.7 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of March 31, 2015 is $106.4 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 1 – “Nature of Business – Capital-GSEs.”

 In October 2014, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2011 and 2012.  The result of the examination had no material effect on the financial statements.

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $93.8 million, after taking into account the effect of NOL carrybacks. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of March 31, 2015 and December 31, 2014, we had accrued $27.1 million and $26.9 million, respectively, for the payment of interest.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

The following table provides a reconciliation of beginning and ending loss reserves for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(In thousands)

Reserve at beginning of period	$2,396,807	$3,061,401
Less reinsurance recoverable	57,841	64,085
Net reserve at beginning of period	2,338,966	2,997,316

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	109,381	155,982
Prior years (1)	(27,596)	(33,374)
Subtotal	81,785	122,608

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	312	314
Prior years	231,230	342,669
Subtotal	231,542	342,983

Net reserve at end of period	2,189,209	2,776,941
Plus reinsurance recoverables	55,415	57,618

Reserve at end of period	$2,244,624	$2,834,559

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

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

Losses incurred on default notices received in the current year decreased in the first three months of 2015 compared to the same period in 2014, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on new delinquencies.

The prior year development of the reserves in the first three months of 2015 and 2014 is reflected in the table below.

	Three months ended March 31,
	2015	2014
	(In millions)

Decrease in estimated claim rate on primary defaults	$(39)	$(30)
Increase in estimated severity on primary defaults	17	5
Change in estimates related to pool reserves, LAE reserves and reinsurance	(6)	(8)
Total prior year loss development (1)	$(28)	$(33)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

For the three months ended March 31, 2015 and 2014 we experienced favorable prior year loss reserve development. This development was based on the resolution of approximately 24% and 25% for the three months ended March 31, 2015 and 2014, respectively of the prior year default inventory. In addition, during the first quarter of 2015, the claim rate development was favorably impacted by $20 million due to re-estimation of previously recorded reserves relating to disputes on our claims paying practices and adjustments to incurred but not reported losses (IBNR). This favorable development was offset, in part, by an increase in the claim rate and severity on prior year defaults remaining in the delinquent inventory.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year and claims paid on default notices received in prior years. Until a few years ago, it took, on average, approximately twelve months for a default that is not cured to develop into a paid claim. Over the past several years, the average time it takes to receive a claim associated with a default has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. It is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2015 and December 31, 2014 and approximated $112 million and $115 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three months ended March 31, 2015 and 2014 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three months ended March 31,
	2015	2014

Default inventory at beginning of period	79,901	103,328
New notices	18,896	23,346
Cures	(21,767)	(27,318)
Paids (including those charged to a deductible or captive)	(4,573)	(7,064)
Rescissions and denials	(221)	(450)
Default inventory at end of period	72,236	91,842

Pool insurance notice inventory was 3,350 at March 31, 2015 and 5,646 at March 31, 2014.

The decrease in the primary default inventory experienced during 2015 and 2014 was generally across all markets and primarily in book years 2008 and prior. As of March 31, 2015, the percentage of loans in the inventory that have been in default for 12 or more consecutive months is consistent with one year prior, but higher than the percentage as of December 31, 2014, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months and the number of loans in our primary claims received inventory have been affected by our suspended rescissions and the resolution of certain of those rescissions discussed below and in Note 5 – “Litigation and Contingencies.”

	March 31, 2015		December 31, 2014		March 31, 2014
Consecutive months in default
3 months or less	11,604	16%	15,319	19%	14,313	16%
4 - 11 months	18,940	26%	19,710	25%	23,305	25%
12 months or more	41,692	58%	44,872	56%	54,224	59%

Total primary default inventory	72,236	100%	79,901	100%	91,842	100%

Primary claims received inventory included in ending default inventory (1)	4,448	6%	4,746	6%	5,990	7%

(1)
Our claims received inventory includes suspended rescissions, as we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of March 31, 2015, rescissions of coverage on approximately 1,470 loans had been voluntarily suspended compared to 1,425 at December 31, 2014 and 1,525 at March 31, 2014.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

	March 31, 2015		December 31, 2014		March 31, 2014

3 payments or less	19,159	27%	23,253	29%	23,035	25%
4 - 11 payments	18,372	25%	19,427	24%	22,766	25%
12 payments or more	34,705	48%	37,221	47%	46,041	50%

Total primary default inventory	72,236	100%	79,901	100%	91,842	100%

Claims paying practices

Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2015 and December 31, 2014 the estimate of this liability totaled $27 million and $28 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at March 31, 2015, December 31, 2014 and March 31, 2014 appear in the table below.

	March 31, 2015	December 31, 2014	March 31, 2014
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(519)	$(554)	$(622)

Established loss reserves	502	530	579

Net deficiency	$(17)	$(24)	$(43)

The decrease in the premium deficiency reserve for the three months ended March 31, 2015 and 2014 was $7 million and $5 million, respectively, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three months ended March 31, 2015 and 2014 is primarily related to higher estimated ultimate premiums.

Note 14 – Shareholders’ Equity

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

Note 15 – Stock-Based Compensation

We have an incentive stock plan under which restricted stock units (“RSUs”) were granted to employees and non-employee directors. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our incentive plan generally vest over periods ranging from one to three years. The number of shares granted to employees and the weighted average fair value per share during the periods presented were (shares in thousands):

	Three months ended March 31,
	2015		2014
	Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value

RSUs subject to performance conditions	1,110	$8.98	1,372	$8.43
RSUs subject only to service conditions	408	8.98	409	8.43

Note 16 – Statutory Capital

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

At March 31, 2015, MGIC’s risk-to-capital ratio was 13.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $805 million above the required MPP of $1.0 billion. In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. We and the reinsurers have reached agreement to restructure the transaction in a manner that we believe will result in MGIC receiving full credit under the GSE Financial Requirements. The effectiveness of the restructured transaction will be subject to approval by the GSEs and the OCI. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At March 31, 2015, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 15.4 to 1. Reinsurance agreements with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

The NAIC previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators is drafting the revisions, although no date has been established by which the NAIC must propose revisions to such requirements. Depending on the scope of revisions made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such revisions.

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

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $140 million and $138 million were included in MGIC’s statutory capital at March 31, 2015 and December 31, 2014, respectively.

See Note 1 – “Nature of Business and Basis of Presentation – Capital” for additional information regarding the capital standards of the GSEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our subsidiaries MGIC and MIC, we are a leading provider of private mortgage insurance in the United States, as measured by $166.1 billion of primary insurance in force at March 31 2015.

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014. We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (2) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” and “Overview—Australia” in our 10-K MD&A.

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

General Business Environment

As a provider of mortgage insurance, our results are subject to macroeconomic conditions and specific events that impact the origination environment and the credit performance of the underlying insured mortgages. The origination market during the first quarter of 2015 was strong as declining residential mortgage interest rates led to a significant increase in refinancing activity and also supported a higher level of purchase activity. While lower residential mortgage interest rates increase loan activity, they may unfavorably impact the persistency rate of business inforce as current rates would provide an incentive for homeowners who originated mortgages at higher rates to refinance their mortgages. Our level of incurred losses however, may be favorably impacted if homeowners with delinquent mortgages can cure their delinquency through refinancing or sale. During the first quarter of 2015, we experienced improved financial results due to a lower level of incurred losses as we received fewer delinquencies and experienced a lower claim rate on these notices relative to the prior year and had favorable prior year loss development primarily from a re-estimation of reserves relating to disputes regarding our claims paying practices. In addition to lower losses, our current period financial results benefited from realized gains on the sales of securities under favorable market conditions.

The strong origination market during the first quarter of 2015 allowed us to grow our insurance in force 5% compared to the prior year period. In addition, we continue to experience an increasing level of purchase and refinancing application activity relative to the prior year that supports our expectation to modestly increase our new insurance written in 2015 relative to 2014. As our more recent book years containing high-quality mortgages continue to become a more significant percentage of our insurance inforce relative to our legacy book years, we expect to continue to realize favorable financial results. In addition, the finalization of the PMIERs provides more clarity regarding the capital requirements of our industry going forward that may allow us to pursue additional opportunities to provide credit enhancement that is currently assumed by the GSEs.

For a number of years, substantially all of the loans we insured have been sold to the GSEs, which have been in conservatorship since late 2008.  When the conservatorship will end and what role, if any, the GSEs will play in the secondary mortgage market post-conservatorship will be determined by Congress.  The scope of the FHA’s large market presence may also change in connection with the determination of the future of the GSEs.”  See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.” Furthermore, capital standards for private mortgage insurers have been revised; see “Capital” below. While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, its role in that market cannot be predicted.

Capital

GSEs

In April 2015, the GSEs each released revised PMIERs that become effective December 31, 2015. The PMIERs include revised GSE Financial Requirements under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

We expect that MGIC will be in compliance with the PMIERs, including the GSE Financial Requirements, when they become effective.

We estimate that as of March 31, 2015, before considering the effects of reinsurance, MGIC has a shortfall in Available Assets of approximately $230 million. This shortfall estimate is based on our interpretation of the GSE Financial Requirements and assumes that the risk in force and assets of MGIC’s MIC subsidiary will be repatriated to MGIC. This shortfall estimate does not reflect the benefits from MGIC’s existing quota share reinsurance transaction or the anticipated restructure of that transaction; or the transfer of assets from regulated insurance affiliates of MGIC that, subject to regulatory authorization, could increase the assets of MGIC. We believe that these benefits will eliminate our shortfall in Available Assets and each is discussed below.

Our existing reinsurance agreement is not expected to receive full credit under the PMIERs. However, we and the reinsurers have reached agreement to restructure the transaction in a manner that we believe will result in MGIC receiving full credit under the PMIERs. The effectiveness of the restructured transaction will be subject to approval by the GSEs and the OCI. In addition, in April 2015, regulated insurance affiliates of MGIC transferred $45 million of assets to MGIC increasing the Available Assets of MGIC. Furthermore, if additional Available Assets are required, we believe that a portion of our holding company’s $494 million of cash and investments at March 31, 2015, may be available for future contribution to MGIC. In addition, we could seek non-dilutive debt capital to mitigate a shortfall.

There can be no assurance that the GSEs will not make the GSE Financial Requirements more onerous in the future; in this regard, the PMIERs provide that the tables of factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

See our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” for factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements before their effective date and the transition plan available to us to achieve compliance if we fail to be compliant on the effective date.

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

At March 31, 2015, MGIC’s risk-to-capital ratio was 13.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $805 million above the required MPP of $1.0 billion. In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduced our risk-to-capital ratio. We and the reinsurers have reached agreement to restructure the transaction in a manner that we believe will result in MGIC receiving full credit under the GSE Financial Requirements. The effectiveness of the restructured transaction will be subject to approval by the GSEs and the OCI. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the reinsurance agreement, without penalty.

At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to risk factor “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for information about matters that could negatively affect such compliance.

GSE Reform

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us and that the charters of the GSEs are changed by new federal legislation. The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report did not provide any definitive timeline for GSE reform; however, it did recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to change the business practices of the GSEs and the FHA; however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

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

Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. The final rule implementing that requirement will become effective on December 24, 2015 for asset-backed securities collateralized by residential mortgages. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. As noted above, there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements. As a result, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.

We estimate that for our new risk written in 2013, 2014 and the first quarter of 2015, 87%, 83% and 85%, respectively, was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in each of 2013, 2014 and the first quarter of 2015, was for loans that would have met the temporary category in CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2013, 2014 and the first quarter of 2015, nearly all of our volume was on loans with GSE standard or higher coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose lower coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

Loan Modification and Other Similar Programs

Our operating results continue to be impacted by the Home Affordable Modification Program (“HAMP”) and the GSEs' Home Affordable Refinance Program (“HARP”). During the first quarter of 2015 and 2014, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $153 million and $210 million, respectively, of estimated claim payments. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments. Approximately 8% and 9% of the modifications resulted in principal forgiveness in the first quarter of 2015 and 2014, respectively.

In 2014 and the first quarter of 2015, approximately 16% and 13%, respectively, of our primary cures were the result of modifications, with HAMP accounting for approximately 67% and 70%, respectively, of those modifications. As of March 31, 2015, we are aware of approximately 6,110 loans remaining in our primary delinquent inventory for which the HAMP trial period has begun and which trial period has not been reported to us as completed or cancelled. The HAMP program has been extended through December 2016, however we believe that we have realized the majority of the benefits from HAMP as the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly in recent years. The interest rates on certain loans modified under HAMP are subject to adjustment five years after the modification became effective. Such adjustments are limited to an increase of one percentage point per year.

HARP, currently scheduled to expire December 31, 2015, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of March 31, 2015, approximately 15% of our primary insurance in force had benefitted from HARP and was still in force. We believe that we have realized the majority of the benefits from HARP because the number of loans insured by us that we are aware are entering HARP has decreased significantly.

As shown in the following table, as of March 31, 2015 approximately 28% of our primary risk in force has been modified.

Policy year	HARP (1) Modifications	HAMP Modifications	Other Modifications
2003 and Prior	10.4%	14.2%	12.8%
2004	16.3%	13.9%	11.1%
2005	21.3%	15.4%	11.4%
2006	24.6%	17.4%	12.0%
2007	34.5%	17.8%	7.5%
2008	48.6%	10.6%	3.6%
2009	20.9%	0.9%	0.7%
2010 - Q1 2015	-	-	-

Total	14.4%	9.4%	3.9%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of March 31, 2015 based on loan count, the loans associated with 98.1% of all HARP modifications, 78.6% of HAMP modifications and 71.4% of other modifications were current.

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

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA and VA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under HARP.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•	Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded, net of a profit commission, under reinsurance agreements.

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

Our investment portfolio is comprised entirely of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases. From time to time we may elect to realize gains on securities that are trading above our cost basis. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other than temporary” impairments recognized in earnings.  The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at March 31, 2015 is comprised of $61.9 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 8 – “Debt” in our Annual Report on Form 10-K.

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

Summary of 2015 First Quarter Results

Our results of operations for the first quarter of 2015 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the first quarter of 2015 increased when compared to the same period in 2014. The increase was due to our higher average insurance in force, offset in part by an increase in ceded premiums, net of profit commission, under reinsurance agreements.

•	Investment income

Investment income in the first quarter of 2015 was higher when compared to the same period in 2014 due to an increase in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains (losses) for the first quarter of 2015 were $26.3 million compared to ($0.2) million for the first quarter of 2014. At March 31, 2015, the net unrealized gains in our investment portfolio were $26.9 million, which included $45.6 million of gross unrealized gains, offset by $18.7 million of gross unrealized losses.

•	Losses incurred

Losses incurred for the first quarter of 2015 decreased compared to the same period in 2014, primarily due to fewer new notices of default being received and a lower claim rate on new notices. There were 18,896 new notices received in the first quarter of 2015 compared to 23,346 new notices received in the first quarter of 2014.

•	Change in premium deficiency reserve

The premium deficiency reserve as of March 31, 2015 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves. During the first quarter of 2015 the premium deficiency reserve on Wall Street bulk transactions declined by $7 million to $17 million. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for the first quarter of 2015 is primarily related to higher estimated ultimate premiums.

•	Underwriting and other expenses

  Underwriting and other expenses for the first quarter of 2015 increased when compared to the same period last year primarily due to an increase in employee costs.

•	Interest expense

  Interest expense remained relatively constant period over period.

•	Provision for income taxes

We had a net provision for income taxes of $3.4 million and $0.7 million in the first quarter of 2015 and 2014, respectively. The provision for income taxes reflects a decrease in the valuation allowance of $44.5 million and $22.4 million for the three months ended March 31, 2015 and 2014, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014

Total Primary NIW (In billions)	$9.0	$5.2

Refinance volume as a % of primary NIW	28.8%	15.0%

The increase in new insurance written in the first quarter of 2015 compared to the same period last year was due to a significant increase in origination volume, primarily driven by refinancing transactions, and to a lesser extent purchase loans. At this time we lack definitive information to assess the impact on our first quarter writings of changes in our industry's market share and our market share within our industry. We continue to believe that new insurance written volume in 2015 will modestly exceed the 2014 level.

The level of competition within the private mortgage industry remains intense, and is not expected to diminish. Further, changes in the FHA’s policies and procedures will continue to impact the amount of new insurance written by us. In January 2015, the FHA significantly reduced its annual mortgage insurance premiums by 50 basis points. This reduction more than offsets the previously enacted price change by the FHA, which increased the prevailing annual insurance premiums by 10 basis points in early 2013; however rates will remain above those in 2007. Absent any other changes, the reduction in FHA premiums will make private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. However, we believe our pricing continues to be more attractive than the FHA’s pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insured in 2014 and the first quarter of 2015. The GSEs also recently lowered their minimum downpayment requirements for certain loans from 5% to 3%, however we may not insure a significant number of those loans in the near future because the new FHA pricing on those loans may be more favorable for borrowers. Our underwriting requirements are available on our website at http://mgic.com/underwriting/index.html. We cannot predict how these factors will change in the future and we cannot predict whether the GSEs will reduce their fees, therefore, we cannot predict the FHA’s share of new insurance written in the future.

The level of competition within the private mortgage insurance industry is intense and is not expected to diminish. Price competition has been present for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. Currently, we are seeing price competition in the form of lender-paid single premium programs customized for individual lenders by using a rate card’s authority to set premiums or adjust premiums on individual loans within a range of premiums. This has resulted in rates materially discounted from those on the standard rate card (i.e., one that does not use such authority). In the first quarter of 2015, the average discount from our rate card on lender-paid single premium policies was 13%, primarily as a result of selectively matching reduced rates offered by our competitors, compared to 5% in the fourth quarter of 2014. Prior to the fourth quarter of 2014, we did not offer significant discounts from our standard lender-paid single premium policy rate card. As a result of these rate reductions and discounts, lender-paid single premium policies are an increasing percentage of our new insurance written representing 20% of our new insurance written for the first quarter of 2015 compared to 11% in 2014. The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life. Currently, we expect to receive less lifetime premium from a new lender-paid single premium policy than we would from a new borrower-paid monthly premium policy. As a result of the recent increase in the percentage of our new business written as lender-paid single premium policies, our weighted average premium rate on new insurance written has decreased from 2013 to 2014. As the percentage of business written as lender-paid single premium policies increases, all other things equal, our weighted average premium rates on new insurance written will decrease. If we reduce or discount prices on any premium plan in response to future price competition, it may further decrease our weighted average premium rates.

We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and 2014.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(In billions)

NIW	$9.0	$5.2
Cancellations	(7.8)	(6.0)

Change in primary insurance in force	$1.2	$(0.8)

Direct primary insurance in force as of March 31,	$166.1	$157.9

Direct primary risk in force as of March 31,	$43.2	$40.9

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate was 81.6% at March 31, 2015 compared to 82.8% at December 31, 2014 and 81.1% at March 31, 2014. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. From 2008 through 2012 mortgage interest rates declined annually and current mortgage interest rates remain historically low. As a result of refinancing activity, the persistency rate on our 2009 – 2012 book years ranges from 71% to 78%. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Pool insurance

We have written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. Our direct pool risk in force was $0.8 billion ($0.3 billion on pool policies with aggregate loss limits and $0.5 billion on pool policies without aggregate loss limits) at March 31, 2015 compared to $0.8 billion ($0.3 billion on pool policies with aggregate loss limits and $0.5 billion on pool policies without aggregate loss limits) at December 31, 2014. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the first quarter of 2015 increased when compared to the same period in 2014. The increase was due to our higher average insurance in force, offset in part by an increase in ceded premiums under reinsurance agreements.

We expect our average insurance in force to increase modestly throughout the remainder of 2015. As our insurance in force grows we expect an increase in our direct premiums written and earned, when compared to 2014. Written and earned premiums are also influenced by the loan-to-value, level of coverage, credit score, premium plan, and premium rates on new insurance written. We expect that our lender-paid single premium business as a percentage of our overall new insurance written in 2015 will exceed the level written in 2014, as discussed under “New insurance written” above.

The amount of premiums ceded in 2015 may be impacted by potential modifications or expansion of our existing quota share reinsurance agreement executed in 2013. See our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.”

Reinsurance agreements

At March 31, 2015, approximately 61% of our insurance in force was subject to reinsurance agreements, compared to 56% at March 31, 2014.  For the first quarter of 2015 approximately 85% of our new insurance written was subject to reinsurance agreements, compared to 93% in the first quarter of 2014.

In 2013, MGIC and several of our competitors reached a settlement with the CFPB to resolve an investigation. As part of the settlement, without admitting or denying any liability, we have agreed that we will not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive agreements were placed into run-off. See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” for a discussion of the CFPB investigation and requests or subpoenas for information regarding captive mortgage reinsurance agreements.

Investment income

Investment income in the first quarter of 2015 increased compared to the same period in 2014 due to an increase in our investment yield. The portfolio’s average pre-tax investment yield was 2.2% at March 31, 2015 and 1.9% at March 31, 2014. The portfolio’s average pre-tax investment yield was 2.2% at December 31, 2014.

Realized gains (losses) and other-than-temporary impairments

Net realized gains (losses) for the first quarter of 2015 were $26.3 million, compared to ($0.2) million for the first quarter of 2014. During the first quarter of 2015, under favorable market conditions, we sold fixed maturity securities to realize gains. At March 31, 2015, the net unrealized gains in our investment portfolio were $26.9 million, which included $45.6 million of gross unrealized gains, partially offset by $18.7 million of gross unrealized losses.

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

Losses incurred

Losses incurred for the first quarter of 2015 decreased compared to the same period in 2014, primarily due to fewer new notices of default being received and a lower claim rate on new notices. There were 18,896 new notices received in the first quarter of 2015 compared to 23,346 new notices received in the first quarter of 2014.

In the first three months of 2015, net losses incurred were $82 million, including $110 million of current year loss development partially offset by $28 million of favorable prior years’ loss development. In the first three months of 2014, net losses incurred were $123 million, including $156 million of current year loss development partially offset by $33 million of favorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices.

Information about the composition of the primary default inventory at March 31, 2015, December 31, 2014 and March 31, 2014 appears in the table below.

	March 31, 2015	December 31, 2014	March 31, 2014

Total loans delinquent	72,236	79,901	91,842
Percentage of loans delinquent (default rate)	7.44%	8.25%	9.67%

Prime loans delinquent (1)	45,416	50,307	57,965
Percentage of prime loans delinquent (default rate)	5.22%	5.82%	6.95%

A-minus loans delinquent (1)	11,639	13,021	14,518
Percentage of A-minus loans delinquent (default rate)	25.44%	27.61%	27.78%

Subprime credit loans delinquent (1)	4,654	5,228	5,814
Percentage of subprime credit loans delinquent (default rate)	31.93%	35.20%	36.14%

Reduced documentation loans delinquent (2)	10,527	11,345	13,545
Percentage of reduced documentation loans delinquent (default rate)	25.81%	27.08%	29.02%

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

The primary and pool loss reserves at March 31, 2015, December 31, 2014 and March 31, 2014 appear in the table below.

Gross Reserves	March 31, 2015	December 31, 2014	March 31, 2014
Primary:
Direct loss reserves (in millions)	$2,112	$2,246	$2,629
Ending default inventory	72,236	79,901	91,842
Average direct reserve per default	$29,233	$28,107	$28,630

Primary claims received inventory included in ending default inventory	4,448	4,746	5,990

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$47	$53	$72
Without aggregate loss limits	10	12	15
Reserve related to Freddie Mac Settlement (2)	73	84	115
Total pool direct loss reserves	$130	$149	$202

Ending default inventory:
With aggregate loss limits	2,666	3,020	4,714
Without aggregate loss limits	684	777	932
Total pool ending default inventory	3,350	3,797	5,646

Pool claims received inventory included in ending default inventory	88	99	144

Other gross reserves (in millions)	$3	$2	$4

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

 The primary default inventory and primary loss reserves by region at March 31, 2015, December 31, 2014 and March 31, 2014 appear in the table below.

Primary Default Inventory	March 31, 2015	December 31, 2014	March 31, 2014
Region
Great Lakes	8,289	9,329	10,380
Mid-Atlantic	3,968	4,416	4,947
New England	3,814	4,117	4,613
North Central	7,547	8,499	9,783
Northeast	12,164	13,152	14,165
Pacific	5,792	6,242	7,511
Plains	2,165	2,427	2,675
South Central	8,087	9,045	10,137
Southeast	20,410	22,674	27,631
Total	72,236	79,901	91,842

Primary Loss Reserves (In millions)	March 31, 2015	December 31, 2014	March 31, 2014
Region
Great Lakes	$138	$139	$172
Mid-Atlantic	134	123	128
New England	110	125	126
North Central	206	222	263
Northeast	412	446	458
Pacific	234	250	319
Plains	35	35	43
South Central	113	133	163
Southeast	590	641	788
Total before IBNR and LAE	$1,972	$2,114	$2,460
IBNR and LAE	140	132	169
Total	$2,112	$2,246	$2,629

Regions contain the states as follows:

Great Lakes: IN, KY, MI, OH	Pacific: CA, HI, NV, OR, WA
Mid-Atlantic: DC, DE, MD, VA, WV	Plains: IA, ID, KS, MT, ND, NE, SD, WY
New England: CT, MA, ME, NH, RI, VT	South Central: AK, AZ, CO, LA, NM, OK, TX, UT
North Central: IL, MN, MO, WI	Southeast: AL, AR, FL, GA, MS, NC, SC, TN
Northeast: NJ, NY, PA

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, and our loss mitigation efforts on loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2015 paid claims) for the three months ended March 31, 2015 and 2014 appears in the table below.

Primary average claim paid	March 31, 2015	March 31, 2014

Florida	$58,707	$53,991
Illinois	47,996	48,038
Maryland	67,829	67,851
California	80,608	80,238
New Jersey	69,590	77,347
All other states	40,299	39,265

All states	$47,366	$45,897

The primary average loan size of our insurance in force at March 31, 2015, December 31, 2014 and March 31, 2014 appears in the table below.

Primary average loan size	March 31, 2015	December 31, 2014	March 31, 2014

Total insurance in force	$171,050	$170,240	$166,330
Prime (FICO 620 & >)	173,840	172,990	168,790
A-Minus (FICO 575 - 619)	126,140	126,420	127,140
Subprime (FICO < 575)	116,850	117,310	118,410
Reduced doc (All FICOs) (1)	181,260	181,480	182,750

(1)	In this report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-“ or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and do not appear in other categories.

The primary average loan size of our insurance in force at March 31, 2015, December 31, 2014 and March 31, 2014 for the top 5 states (based on 2015 paid claims) appears in the table below.

Primary average loan size	March 31, 2015	December 31, 2014	March 31, 2014

Florida	$179,124	$177,981	$174,125
Illinois	155,256	155,335	154,788
Maryland	240,506	239,875	237,287
California	283,583	283,228	282,835
New Jersey	240,603	240,846	239,889
All other states	161,112	160,314	156,209

Information about net paid claims during the three months ended March 31, 2015 and 2014 appears in the table below.

Net paid claims (In millions)	Three Months Ended March 31,
	2015	2014

Prime (FICO 620 & >)	$146	$228
A-Minus (FICO 575 - 619)	27	39
Subprime (FICO < 575)	9	11
Reduced doc (All FICOs) (1)	35	46
Pool (2)	17	24
Direct losses paid	234	348
Reinsurance	(8)	(12)
Net losses paid	226	336
LAE	6	7
Net losses and LAE paid	$232	$343

(1)	In this report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-“ or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and do not appear in other categories.

(2)	The three months ended March 31, 2015 and 2014 each include $11 million paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2015 paid claims) and all other states for the three months ended March 31, 2015 and 2014 appears in the table below.

Paid claims by state (In millions)	Three Months Ended March 31,
	2015	2014

Florida	$49	$75
Illinois	18	28
Maryland	11	15
California	11	20
New Jersey	9	10
Pennsylvania	9	10
Ohio	8	12
New York	8	7
Washington	7	11
Georgia	6	9
Connecticut	6	5
Wisconsin	5	7
Indiana	4	5
Michigan	4	11
Virginia	4	4
All other states	58	96
	217	324
Other (Pool, LAE, Reinsurance)	15	19
Net losses and LAE paid	$232	$343

We believe paid claims will continue to decline in the remainder of 2015, excluding the expected impact of the remaining Countrywide settlement as discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements and in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.”

The primary default inventory for the top 15 states (based on 2015 paid claims) at March 31, 2015, December 31, 2014 and March 31, 2014 appears in the table below.

Primary default inventory by state	March 31, 2015	December 31, 2014	March 31, 2014

Florida	8,276	9,442	12,852
Illinois	3,970	4,481	5,435
Maryland	1,908	2,119	2,486
California	2,570	2,777	3,266
New Jersey	3,910	4,077	4,409
Pennsylvania	3,945	4,480	4,906
Ohio	3,484	3,908	4,395
New York	4,309	4,595	4,850
Washington	1,290	1,415	1,794
Georgia	2,450	2,726	3,080
Connecticut	974	1,095	1,258
Wisconsin	1,598	1,797	1,862
Indiana	2,027	2,325	2,484
Michigan	2,185	2,447	2,771
Virginia	1,219	1,355	1,438

The primary default inventory by policy year at March 31, 2015, December 31, 2014 and March 31, 2014 appears in the table below.

Primary default inventory by policy year	March 31, 2015	December 31, 2014	March 31, 2014

Policy year:
2004 and prior	17,576	19,797	23,322
2005	9,521	10,630	12,339
2006	14,009	15,529	17,827
2007	22,894	25,232	29,115
2008	6,162	6,721	7,710
2009	593	648	682
2010	301	300	296
2011	252	260	232
2012	340	316	232
2013	377	335	87
2014	210	133	-
2015	1	-	-
	72,236	79,901	91,842

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on each of our books of business, including our 2005-2008 books.  As we continue to write new insurance on high-quality mortgages, the 2005-2008 books have become a smaller percentage of our total portfolio, representing approximately 39% of our total primary risk in force at March 31, 2015 compared to approximately 40% at December 31, 2014 and 47% at March 31, 2014.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2015, 37% of our primary risk in force was written subsequent to December 31, 2012, 47% of our primary risk in force was written subsequent to December 31, 2011, and 50% of our primary risk in force was written subsequent to December 31, 2010.

Underwriting and other expenses

Underwriting and other expenses for the first quarter of 2015 increased when compared to the same period last year primarily due to an increase in employee costs.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014

Loss ratio	37.6%	57.2%
Underwriting expense ratio	16.4%	15.7%
Combined ratio	54.0%	72.9%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the first quarter of 2015, compared to the first quarter of 2014, was primarily due to a decrease in losses incurred. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The increase in the expense ratio in the first quarter of 2015, compared to the first quarter of 2014, was due to an increase in underwriting expenses for our combined insurance operations primarily due to an increase in employee costs, partially offset by an increase in net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the first quarter of 2015 remained relatively constant period over period.

Income taxes

The effective tax rate on our pre-tax income was 2.5% and 1.2% in the first three months of 2015 and 2014, respectively. During those periods, the provision for income taxes was reduced by the change in the valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At March 31, 2015 the total fair value of our investment portfolio, excluding cash and cash equivalents, was $4.6 billion. In addition, at March 31, 2015 our total assets included approximately $233 million of cash and cash equivalents as shown on our consolidated balance sheets. At March 31, 2015, based on fair value, all of our fixed income securities were investment grade securities. The composition of ratings at March 31, 2015, December 31, 2014 and March 31, 2014 are shown in the table below.

Investment Portfolio Ratings	March 31, 2015	December 31, 2014	March 31, 2014

AAA	29%	31%	39%
AA	18%	17%	17%
A	34%	35%	30%
BBB	19%	17%	14%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

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

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issuer and limit the types of eligible investments. At March 31, 2015, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At March 31, 2015, we had outstanding $62 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $63 million; $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $383 million; $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $736 million; and $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $497 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2015, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $44 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The related contract underwriting remedy expense was approximately $4 million and $5 million for the years ended December 31, 2014 and 2013, respectively. There was no underwriting remedy expense incurred in the first quarter of 2015, but it may increase in the future.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums, net of reinsurance, that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from reinsurance agreements.

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$62 million in par value of 5.375% Senior Notes due in November 2015, with an annual interest cost of $3.3 million;

•	$345 million in par value of 5% Convertible Senior Notes due in 2017, with an annual interest cost of $17 million;

•	$500 million in par value of 2% Convertible Senior Notes due in 2020, with an annual interest cost of $10 million;

•	$390 million in par value of 9% Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million;

•	interest on the foregoing debt instruments, and

•	other costs and operating expenses of our business.

Subject to certain limitations and restrictions prescribed under the terms of their issuances, holders of each of the convertible debt issues may convert their notes into shares of our common stock at their option, in which case our corresponding obligation will be eliminated.

Since 2009, our claim payments have exceeded our premiums received. Due to the uncertainty regarding how factors such as new loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process, will affect our future paid claims it remains difficult to estimate the amount and timing of future claim payments. We continued to experience net cash outflow from operations during the first quarter of 2015. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries.

The following table summarizes our consolidated cash flows from operating, investing and financing activities, as well as the effects of changes in exchange rates:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Total cash (used in) provided by:
Operating activities	(29,676)	(157,887)
Investing activities	64,881	141,918
Financing activities	2,638	(21,767)
Effect of exchange rate changes on cash	(3,102)	1,931
Increase (decrease) in cash and cash equivalents	$34,741	$(35,805)

Cash used in operating activities in the quarter ended March 31, 2015 was lower than the same period in 2014 driven in large part by a decrease in losses paid, and an increase in premiums collected due to a higher level of single premium insurance written.

Cash flows provided by investing activities for the quarter ended March 31, 2015 and 2014 primarily reflect proceeds from the sale and maturity of fixed maturity securities, offset in part by purchases of fixed maturity securities. The reduction in restricted cash during the quarter ended March 31, 2015 also increased the cash provided by investing activities.

Cash flows provided by financing activities for the quarter ended March 31, 2015 primarily reflect the tax benefits realized on stock based compensation awards vesting during the quarter. Cash flows used in financing activities for the quarter ended March 31, 2014 reflect the repurchase of $20.9 million in par value of our Senior Notes due 2015 at a cost slightly above par.

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than investment income and raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2015, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At March 31, 2015, we had approximately $494 million in cash and investments at our holding company.

As of March 31, 2015, our holding company’s debt obligations were $1,297 million in par value, as listed above.

See Note 8 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information about this indebtedness, including restrictive covenants in our Senior Notes and our option to defer interest on our Convertible Junior Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 8 - “Debt" to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

The remaining Senior Notes outstanding mature in November 2015 and we expect to settle these notes at, or prior to maturity, with cash on hand.

Capital Contributions to Subsidiaries

In recent years our holding company has made material contributions to our insurance operations. Any further contributions to our insurance operations or other non-insurance affiliates would further decrease our holding company cash and investments. See discussion of our non-insurance contract underwriting services under “Financial Condition” above and in Note 5 – “Litigation and Contingencies” to our consolidated financial statements.

In April 2015, the GSEs issued their revised private mortgage insurer eligibility requirements, PMIERs, which will become effective on December 31, 2015. The PMIERs replace the existing financial requirements under the current GSE eligibility requirements. Under the PMIERs' financial requirements, we will be required to maintain “Available Assets” that meet or exceed “Minimum Required Assets” that are calculated based on our book of business and a variety of factors that are designed to measure credit quality of the insured loans. During 2015, we anticipate restructuring our existing reinsurance agreement to receive full credit under the PMIERs and transferring assets from MGICs MIC subsidiary which we expect will allow our MGIC subsidiary to meet the revised capital requirements on their effective date.

While we expect to meet the capital requirements under PMIERs prior to their effective date, our capital requirements under such standards may increase in the future because the GSEs have indicated that the tables of factors used to determine the Minimum Required Assets will be updated every two years, or more frequently, to reflect changes in macroeconomic conditions or loan performance. Our plan is to maintain continual compliance with the existing PMIERs through our operational activities, or through the contribution of funds from our Holding Company, subject to the obligations of the Holding Company as outlined above. In addition, we could seek non-dilutive debt capital to mitigate a capital shortfall under PMIERs.

See “Overview – Capital” above for further discussion of the GSE financial requirements and our capital position as of March 31, 2015, as well as the risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” for factors that may negatively impact our compliance.

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

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	March 31, 2015	December 31, 2014
	(In millions, except ratio)

Risk in force - net (1)	$26,090	$25,735

Statutory policyholders' surplus	$1,543	$1,518
Statutory contingency reserve	355	247

Statutory policyholders' position	$1,897	$1,765

Risk-to-capital	13.7:1	14.6:1

(1)	Risk in force – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	March 31, 2015	December 31, 2014
	(In millions, except ratio)

Risk in force - net (1)	$31,637	$31,272

Statutory policyholders' surplus	$1,612	$1,585
Statutory contingency reserve	442	318

Statutory policyholders' position	$2,053	$1,903

Risk-to-capital	15.4:1	16.4:1

(1)	Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($3.5 billion at March 31, 2015 and $3.8 billion at December 31, 2014) for which loss reserves have been established.

Our risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 1 – “Nature of Business – Capital - GSEs” and Note 16 – “Statutory Capital” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba1 by Moody’s Investors Service with a positive outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB+ with a positive outlook. For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or, or increase our losses.”

Contractual Obligations

     At March 31, 2015, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$3,098	$128	$461	$90	$2,419
Operating lease obligations	3	1	2	-	-
Tax obligations	19	-	19	-	-
Purchase obligations	3	2	1	-	-
Pension, SERP and other post-retirement plans	272	24	49	55	144
Other long-term liabilities	2,245	1,055	808	382	-
Total	$5,640	$1,210	$1,340	$527	$2,563

Our long-term debt obligations at March 31, 2015 include, $61.9 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. Due to the uncertainty regarding how certain factors, such as new loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process, will affect our future paid claims it remains difficult to estimate the amount and timing of future claim payments. See Note 12 – “Loss Reserves” to our consolidated financial statements. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2015, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issuer and limit the types of eligible investments. At March 31, 2015, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Since December 2011, MGIC, together with various mortgage lenders and other mortgage insurers has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating the Real Estate Settlement Procedures Act (“RESPA”). Seven of those cases had been dismissed prior to 2015 without any further opportunity to appeal. The remaining five cases (listed below) were dismissed with prejudice in the first quarter of 2015 pursuant to stipulations of dismissal from the plaintiffs.

Date Filed	Court	Date Terminated
12/31/2011	U.S. District Court for the Eastern District of PA	03/04/2015
04/05/2012	U.S. District Court for the Western District of PA	03/02/2015
06/28/2012	U.S. District Court for the Middle District of PA	02/24/2015
12/06/2012	U.S. District Court for the Western District of PA	02/26/2015
01/04/2013	U.S. District Court for the Eastern District of PA	02/24/2015

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

We held a mediation to resolve this dispute and in 2013, MGIC entered into separate settlement agreements with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA”), pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013 and are filed as exhibits to that Form 8‑K. Amendments to the Agreement with BANA were filed with our Forms 10-Q for the quarters ended September 30, 2013 and June 30, 2014. The Company has filed with its periodic reports from time to time various amendments to the Agreement with CHL. On March 2, 2015, the parties to the Agreement with CHL amended and restated that Agreement. The amended and restated Agreement is described in our Form 8-K filed March 5, 2015 and is filed as an exhibit to that Form 8-K. Certain portions of the Agreements are redacted and covered by confidential treatment requests that have been granted.

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

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). The original Agreement addressed rescission and denial rights; the amended and restated Agreement also addresses curtailment rights. That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

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

On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at March 31, 2015, there would also be interest related to these matters of approximately $171.9 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of March 31, 2015, those state taxes and interest would approximate $47.7 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of March 31, 2015 is $106.4 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

In addition to the above litigation, we face other litigation, regulatory risks and disputes. For additional information about such other litigation and regulatory risks, you should review our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

Item 1 A.	Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by Part II, Item I A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.

Since 2008, substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac (the “GSEs”). In April 2015, the GSEs each released revised private mortgage insurer eligibility requirements (the “PMIERs”) that become effective December 31, 2015. The PMIERs include revised financial requirements for mortgage insurers (the “GSE Financial Requirements”) under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

We expect that MGIC will be in compliance with the PMIERs, including the GSE Financial Requirements, when they become effective.

We estimate that as of March 31, 2015, before considering the effects of reinsurance, MGIC has a shortfall in Available Assets of approximately $230 million. This shortfall estimate is based on our interpretation of the GSE Financial Requirements and assumes that the risk in force and assets of MGIC’s MIC subsidiary will be repatriated to MGIC. This shortfall estimate does not reflect the benefits from MGIC’s existing quota share reinsurance transaction or the anticipated restructure of that transaction; or the transfer of assets (including the $45 million discussed below) from regulated insurance affiliates of MGIC that, subject to regulatory authorization, could increase the assets of MGIC. We believe that these benefits will eliminate our shortfall in Available Assets and each is discussed below.

As we previously disclosed, we did not expect to receive full credit under the PMIERs for our existing reinsurance transaction. However, we and the reinsurers have reached agreement to restructure the transaction in a manner that we believe will result in MGIC receiving full credit under the PMIERs. The effectiveness of the restructured transaction will be subject to approval by the GSEs and the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). In addition, in April 2015, regulated insurance affiliates of MGIC transferred $45 million of assets to MGIC, increasing the Available Assets of MGIC.  Furthermore, if additional Available Assets are required, we believe that a portion of our holding company’s $494 million of cash and investments at March 31, 2015, may be available for future contribution to MGIC. In addition, we could seek non-dilutive debt capital to mitigate a shortfall.

As noted above, we expect to be in compliance with the PMIERs, including the GSE Financial Requirements, by their effective date. However, if we are not in compliance with the GSE Financial Requirements by then, we could submit to the GSEs for approval, a transition plan having milestones for actions to achieve compliance. If the plan were approved, the GSEs would monitor our progress and we could have until June 2017 to meet the GSE Financial Requirements (the “transition period”). During the transition period, MGIC would be considered to be in remediation (a status similar to the one under which it has been operating with the GSEs for over five years) and eligible to provide mortgage insurance on loans acquired by the GSEs.

Factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements before their effective date include the following:

•	The GSEs may not approve our restructured reinsurance transaction or they may not allow full credit under the GSE Financial Requirements for that transaction.•

•	We may not obtain regulatory authorization to transfer assets from MIC to MGIC to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in MIC higher than we are assuming.

•	MGIC may not receive additional capital contributions from our holding company due to competing demands on the holding company resources, including for repayment of debt.

•	Our future operating results may be negatively impacted by the matters discussed in the rest of these risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby increasing our shortfall in Available Assets.

•	We may not be able to access the non-dilutive debt markets due to market conditions, concern about our creditworthiness, or other factors, in a manner sufficient to provide the funds we may seek.

There can be no assurance that the GSEs will not make the GSE Financial Requirements more onerous in the future; in this regard, the PMIERs provide that the tables of factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

While on an overall basis, the amount of Available Assets we must hold in order to continue to insure GSE loans has increased under the PMIERs over what state regulation currently provides, reinsurance is one option we have to mitigate the effect of PMIERs on our returns. In this regard, see the first bullet point above.

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

The level of competition within the private mortgage insurance industry is intense and is not expected to diminish. Price competition has been present for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. Currently, we are seeing price competition in the form of lender-paid single premium programs customized for individual lenders by using a rate card’s authority to set premiums or adjust premiums on individual loans within a range of premiums. This has resulted in rates materially discounted from those on the standard rate card (i.e., one that does not use such authority). During most of 2013, when almost all of our lender-paid single premium rates were above those most commonly used in the market, lender-paid single premium policies were approximately 4% of our total new insurance written; they were approximately 11% in 2014 and 20% in the first quarter of 2015, primarily as a result of us selectively matching reduced rates. Prior to the fourth quarter of 2014, we did not use our rate card’s authority to adjust premiums to offer significant discounts from our standard lender-paid single premium policy rate card. The average discount from our rate card on lender-paid single premium policies was 5% in the fourth quarter of 2014 and 13% in the first quarter of 2015. As a result of the recent increase in the percentage of our new business written as lender-paid single premium policies, our weighted average premium rate on new insurance written has decreased from 2013 to 2014. As the percentage of business written as lender-paid single premium policies increases, all other things equal, our weighted average premium rates on new insurance written will decrease. If we reduce or discount prices on any premium plan in response to future price competition, it may further decrease our weighted average premium rates.

During 2014 and the first quarter of 2015, approximately 4% and 5%, respectively, of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including premium rates higher than can be obtained from competitors, tightening of and adherence to our underwriting requirements, which may result in our declining to insure some of the loans originated by our customers, and insurance rescissions that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions.

In the past several years, we believe many lenders considered financial strength and compliance with the State Capital Requirements as important factors when selecting a mortgage insurer. Lenders may consider compliance with the GSE Financial Requirements important when selecting a mortgage insurer in the future. As noted above, we expect MGIC to be in compliance with the GSE Financial Requirements when they become effective and we expect MGIC’s risk-to-capital ratio to continue to comply with the current State Capital Requirements discussed below. However, we cannot assure you that we will comply with such requirements or that we will comply with any revised State Capital Requirements proposed by the National Association of Insurance Commissioners (“NAIC”). For more information, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

We believe that financial strength ratings may be a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most loans that are not “Qualified Mortgages” (for more information about “Qualified Mortgages,” see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses”). While this market has been limited since the financial crisis, it may grow in the future. The financial strength ratings of our insurance subsidiaries are lower than those of some competitors and below investment grade levels; therefore, we may be competitively disadvantaged with some market participants. For each of MGIC and MIC, the financial strength rating from Moody’s is Ba1 (with a positive outlook) and from Standard & Poor’s is BB+ (with a positive outlook). It is possible that MGIC’s and MIC’s financial strength ratings could decline from these levels. Our ability to participate in the non-GSE market could depend on our ability to secure investment grade ratings for our mortgage insurance subsidiaries.

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

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2014 and the first quarter of 2015, curtailments reduced our average claim paid by approximately 6.7% and 8.2%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010 and have not significantly mitigated our incurred losses since then.  Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. Certain settlements require GSE approval. The GSEs have consented to our settlement agreements with two customers, one of which is Countrywide, as discussed below, and have rejected other settlement agreements. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

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

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013 and are filed as exhibits to that Form 8‑K. Amendments to the Agreement with BANA were filed with our Forms 10-Q for the quarters ended September 30, 2013 and  June 30, 2014. The Company has filed with its periodic reports from time to time various amendments to the Agreement with CHL. On March 2, 2015, the parties to the Agreement with CHL amended and restated that Agreement. The amended and restated Agreement is described in our Form 8-K filed March 5, 2015 and is filed as an exhibit to that Form 8-K. Certain portions of the Agreements are redacted and covered by confidential treatment requests that have been granted.

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

The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts (the “other investors”). The original Agreement addressed rescission and denial rights; the amended and restated Agreement also addresses curtailment rights. That Agreement will be implemented only as and to the extent that it is consented to by or on behalf of the other investors. While there can be no assurance that the Agreement with CHL will be implemented, we have determined that its implementation is probable.

The estimated impact of the Agreements and other probable settlements have been recorded in our financial statements. The estimated impact that we recorded for probable settlements is our best estimate of our loss from these matters. We estimate that the maximum exposure above the best estimate provision we recorded is $441 million, of which about 72% is related to claims paying practices subject to the Agreement with CHL. If we are not able to implement the Agreement with CHL or the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and legal and consensual proceedings with customers with respect to our claims paying practices. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $29 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. Seven of those cases had been dismissed prior to February 2015 without any further opportunity to appeal. The remaining five cases were dismissed with prejudice in the first quarter of 2015 pursuant to stipulations of dismissal from the plaintiffs. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

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

We received requests from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. Since August 2013, MGIC and several competitors have exchanged drafts of a proposed Consent Order with the MN Department, containing terms and conditions, including unspecified civil penalties, that would resolve the MN Department’s investigation. We received the latest draft of the Consent Order from the MN Department in March 2015. We continue to be engaged in discussions with the MN Department regarding the draft Consent Order. We also received a request in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. Other insurance departments or other officials, including attorneys general, may also seek information about, investigate, or seek remedies regarding captive mortgage reinsurance.

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

The mix of business we write affects the likelihood of losses occurring, our Minimum Required Assets for purposes of the GSE Financial Requirements, and our premium yields.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of March 31, 2015, approximately 18.1% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 5.5% had FICO credit scores below 620, and 5.3% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material number of these loans were originated in 2005 — 2007 or the first half of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (2) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” in Management’s Discussion and Analysis of Financial Condition and Results of Operations..

The Minimum Required Assets for purposes of the GSE Financial Requirements are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering loan-to-value ratio, credit score, vintage, HARP status and delinquency status. Therefore, if our direct risk-in-force increases through increases in new insurance written, or if our mix of business changes to include loans with higher loan-to-value ratios or lower credit scores, for example, we will be required to hold more Available Assets in order to maintain GSE eligibility.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements and other factors, our business written beginning in the second half of 2013 is expected to have a somewhat higher claim incidence than business written in from 2009 through the first half of 2013. However, we believe this business presents an acceptable level of risk. Although the GSEs recently lowered their minimum downpayment requirements for certain loans from 5% to 3%, we may not insure a significant number of those loans in the near future because the FHA pricing on those loans may be more favorable for borrowers. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2014 and the first quarter of 2015.

As noted above in our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility,” we have recently increased the percentage of our business from lender-paid single premium policies. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life. Currently, we expect to receive less lifetime premium from a new lender-paid single premium policy than we would from a new borrower-paid monthly premium policy.

As noted above in our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” in 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that we anticipate will be restructured. Although the transaction, as currently structured and as proposed to be restructured, reduces our premiums, it has a lesser impact on our overall results, as losses ceded under the transaction reduce our losses incurred and the ceding commission we receive reduces our underwriting expenses.

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

To comply with requirements of the GSEs, in 2014 we introduced a new master policy. Our rescission rights under our new master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our new master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, will be written under our new master policy. As of March 31, 2015, approximately 34% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our new master policy.

As of March 31, 2015, approximately 2.7% of our primary risk in force consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.

The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. In each year, most of our premiums received are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. Future premiums on our monthly paid insurance policies in force represent a material portion of our claims paying resources and a low persistency rate will reduce those future premiums. In contrast, a higher than expected persistency rate will decrease the profitability from single premium policies because they will remain in force longer than was estimated when the policies were written.

Our persistency rate was 81.6% at March 31, 2015, compared to 82.8% at December 31, 2014, and 79.5% at December 31, 2013. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

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

As noted above under our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility,” we would consider seeking non-dilutive debt capital for the purpose of managing our capital position under the GSE Financial Requirements. However, there can be no assurance that we would not seek to raise additional equity capital for such purposes or for other purposes. Any future issuance of equity securities may dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

We have $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures. We also have $345 million principal amount of 5% Convertible Senior Notes and $500 million principal amount of 2% Convertible Senior Notes outstanding. The 5% Convertible Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that conversion may occur during any calendar quarter commencing after March 31, 2014, if the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. The notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. We do not have the right to defer interest on our Convertible Senior Notes. For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 6 — Earnings per Share to our consolidated financial statements.

Item 6.	Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 7, 2015.

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

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2015, and through updating of various statistical and other information

99.25
Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.