Form 10-Q
period 2015-06-30
MGIC INVESTMENT CORP
filed 2015-08-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/15	339,638,670

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS	(In thousands)
Investment Portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2015 - $4,586,317; 2014 - $4,602,514)	$4,549,047	$4,609,614
Equity securities	3,063	3,055
Total investment portfolio	4,552,110	4,612,669
Cash and cash equivalents	215,770	197,882
Restricted cash and cash equivalents (note 1)	-	17,212
Accrued investment income	34,561	30,518
Prepaid reinsurance premiums	58,085	47,623
Reinsurance recoverable on loss reserves	53,456	57,841
Reinsurance recoverable on paid losses	5,918	6,424
Premiums receivable	52,468	57,442
Home office and equipment, net	28,925	28,693
Deferred insurance policy acquisition costs	14,160	12,240
Profit commission receivable (note 4)	142,457	91,500
Other assets	88,872	106,390
Total assets	$5,246,782	$5,266,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$2,110,761	$2,396,807
Premium deficiency reserve (note 13)	-	23,751
Unearned premiums	244,288	203,414
Senior notes (note 3)	61,941	61,918
Convertible senior notes (note 3)	845,000	845,000
Convertible junior debentures (note 3)	389,522	389,522
Other liabilities	356,986	309,119
Total liabilities	4,008,498	4,229,531
Contingencies (note 5)
Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2015 - 340,079; 2014 - 340,047; shares outstanding 2015 - 339,639; 2014 - 338,560)	340,079	340,047
Paid-in capital	1,664,931	1,663,592
Treasury stock (shares at cost 2015 - 440; 2014 - 1,487)	(3,362)	(32,937)
Accumulated other comprehensive loss, net of tax (note 9)	(128,140)	(81,341)
Retained deficit	(635,224)	(852,458)
Total shareholders' equity	1,238,284	1,036,903
Total liabilities and shareholders' equity	$5,246,782	$5,266,434

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$261,404	$241,249	$526,816	$485,438
Assumed	308	430	646	881
Ceded (note 4)	(34,937)	(28,294)	(66,231)	(54,914)
Net premiums written	226,775	213,385	461,231	431,405
Increase in unearned premiums, net	(13,267)	(5,899)	(30,435)	(9,658)
Net premiums earned	213,508	207,486	430,796	421,747
Investment income, net of expenses	25,756	21,180	49,876	41,336
Net realized investment gains (losses):
Total other-than-temporary impairment losses	-	-	-	-
Portion of losses recognized in comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	-
Other realized investment gains	166	522	26,493	291
Net realized investment gains	166	522	26,493	291
Other revenue	3,699	2,048	6,179	2,944
Total revenues	243,129	231,236	513,344	466,318

Losses and expenses:
Losses incurred, net (note 12)	90,238	141,141	172,023	263,749
Change in premium deficiency reserve (note 13)	(17,333)	(7,833)	(23,751)	(13,006)
Amortization of deferred policy acquisition costs	2,046	1,676	3,803	3,095
Other underwriting and operating expenses, net	35,829	32,238	75,097	70,219
Interest expense	17,373	17,374	34,735	34,913
Total losses and expenses	128,153	184,596	261,907	358,970

Income before tax	114,976	46,640	251,437	107,348
Provision for income taxes (note 11)	1,322	1,118	4,707	1,844

Net income	$113,654	$45,522	$246,730	$105,504

Income per share (note 6)
Basic	$0.33	$0.13	$0.73	$0.31
Diluted	$0.28	$0.12	$0.60	$0.27

Weighted average common shares outstanding - basic (note 6)	339,705	338,626	339,406	338,419
Weighted average common shares outstanding - diluted (note 6)	439,148	413,481	439,221	413,374

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$113,654	$45,522	$246,730	$105,504

Other comprehensive (loss) income, net of tax (note 9):

Change in unrealized investment gains and losses (note 7)	(63,646)	44,501	(44,083)	84,099

Benefit plan adjustments	(392)	(1,980)	(1,092)	(3,466)

Foreign currency translation adjustment	390	587	(1,624)	1,840

Other comprehensive (loss) income, net of tax	(63,648)	43,108	(46,799)	82,473

Comprehensive income	$50,006	$88,630	$199,931	$187,977

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Common stock
Balance, beginning of period	$340,047	$340,047
Net common stock issued under share-based compensation plans	32	-
Balance, end of period	340,079	340,047

Paid-in capital
Balance, beginning of period	1,663,592	1,661,269
Net common stock issued under share-based compensation plans	(32)	-
Reissuance of treasury stock, net	(7,181)	(6,680)
Tax benefit from share-based compensation	2,568	-
Equity compensation	5,984	4,072
Balance, end of period	1,664,931	1,658,661

Treasury stock
Balance, beginning of period	(32,937)	(64,435)
Reissuance of treasury stock, net	29,575	31,498
Balance, end of period	(3,362)	(32,937)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(81,341)	(117,726)
Other comprehensive (loss) income	(46,799)	82,473
Balance, end of period	(128,140)	(35,253)

Retained earnings (deficit)
Balance, beginning of period	(852,458)	(1,074,617)
Net income	246,730	105,504
Reissuance of treasury stock, net	(29,496)	(29,790)
Balance, end of period	(635,224)	(998,903)

Total shareholders' equity	$1,238,284	$931,615

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$246,730	$105,504
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,938	26,869
Deferred tax (benefit) expense	(13)	243
Realized investment gains, net	(26,493)	(291)
Loss on repurchases of senior notes	-	837
Excess tax benefits related to share-based compensation	(2,568)	-
Other	23,690	(8,292)
Change in certain assets and liabilities:
Accrued investment income	(4,043)	2,630
Prepaid insurance premium	(10,462)	(4,018)
Reinsurance recoverable on loss reserves	4,385	6,322
Reinsurance recoverable on paid losses	506	2,908
Premium receivable	4,974	9,367
Deferred insurance policy acquisition costs	(1,920)	(955)
Profit commission receivable	(50,957)	(44,697)
Real estate	4,663	2,476
Loss reserves	(286,046)	(385,807)
Premium deficiency reserve	(23,751)	(13,006)
Unearned premiums	40,874	13,721
Return premium accrual	(3,500)	7,800
Income taxes payable - current	102	(752)
Net cash used in operating activities	(59,891)	(279,141)

Cash flows from investing activities:
Purchases of investments:
Fixed maturities	(1,499,319)	(1,054,567)
Equity securities	(39)	(40)
Proceeds from sales of fixed maturities	1,218,688	718,938
Proceeds from maturity of fixed maturities	298,618	649,468
Net increase (decrease) in payable for securities	41,762	(4)
Net decrease in restricted cash	17,212	237
Additions to property and equipment	(1,711)	(3,216)
Net cash provided by investing activities	75,211	310,816

Cash flows from financing activities:
Repayment of long-term debt	-	(21,767)
Excess tax benefits related to share-based compensation	2,568	-
Net cash provided by (used in) financing activities	2,568	(21,767)

Net increase in cash and cash equivalents	17,888	9,908
Cash and cash equivalents at beginning of period	197,882	332,692
Cash and cash equivalents at end of period	$215,770	$342,600

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

We expect that MGIC will be in compliance with the PMIERs, including the GSE Financial Requirements, when they become effective. This expectation is based on our interpretation of the GSE Financial Requirements and assumes that the risk in force and assets of MGIC’s MIC subsidiary will be repatriated to MGIC and that we will receive substantially all of the benefit available under the PMIERs for our existing reinsurance agreement, upon the effectiveness of its restructure, which has been agreed between MGIC and the reinsurers, subject to final documentation. Fannie Mae and the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) have each approved the restructured transaction; however, its effectiveness remains subject to approval by Freddie Mac. Although it has not yet been approved, Freddie Mac has not raised material objections to the restructured transaction.

If additional Available Assets are required, we believe that a portion of our holding company’s $463 million of cash and investments at June 30, 2015, may be available for future contribution to MGIC.

Factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements before their effective date include the following:

•	Freddie Mac may not approve our restructured reinsurance agreement or allow the amount of benefit we expect under the GSE Financial Requirements.

•	We may not obtain regulatory authorization to transfer assets from MIC to MGIC to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in MIC higher than we are assuming.

•	MGIC may not receive additional capital contributions from our holding company due to competing demands on the holding company resources, including for repayment of debt.

•	Our future operating results may be negatively impacted by the matters discussed in the rest of these footnotes. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby increasing our shortfall in Available Assets.

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

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2014 amounts to conform to 2015 presentation. For the six months ended June 30, 2014 cash used for additions to property and equipment was previously presented as “Other” within cash flows from operations and is currently presented separately as “Additions to property and equipment” within cash flows from investing activities as of June 30, 2015. This revision is not material to amounts previously reported or disclosed by us in prior periods.

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. In the fourth quarter of 2013, approximately $42.9 million was released from escrow in connection with the BANA agreement. In the first quarter of 2015, the remaining escrow funds were disbursed to us pursuant to the amended and restated settlement agreement and release entered into with CHL on March 2, 2015.  See additional discussion of these settlement agreements in Note 5 – “Litigation and Contingencies.”

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 – New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, our fee income related to contract underwriting and other fee-based services provided to lenders will be subject to this guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption for reporting periods beginning after December 15, 2016 permitted. We are currently evaluating the impact of this update, but it is not expected to have a significant impact on our consolidated financial statements and disclosures.

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

Note 3 – Debt

Long-term debt as of June 30, 2015 and December 31, 2014 consists of the following obligations.

	June 30, 2015	December 31, 2014
	(In millions)
Senior Notes, interest at 5.375% per annum, due November 2015	$61.9	$61.9
Convertible Senior Notes, interest at 5% per annum, due May 2017 (1)	345.0	345.0
Convertible Senior Notes, interest at 2% per annum, due April 2020 (2) (3)	500.0	500.0
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063 (4)	389.5	389.5
Total debt	1,296.4	1,296.4
Less current portion of debt	(61.9)	(61.9)
Total long-term debt	$1,234.5	$1,234.5

(1)
Convertible at any time prior to maturity at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.44 per share.

(2)
Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The 2% Notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount, representing an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. Our common stock price was greater than or equal to 130% of the applicable conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, June 30, 2015.

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

(4)
Convertible at any time prior to maturity at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.0741 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In lieu of issuing shares of common stock upon conversion of the debentures, we may, at our option, make a cash payment to converting holders for all or some of the shares of our common stock otherwise issuable upon conversion.

Interest payments on our existing debt obligations appear below.

	Six months ended June 30,
	2015	2014
	(In millions)
Senior Notes, interest at 5.375% per annum, due November 2015	$1.7	$2.0
Convertible Senior Notes, interest at 5% per annum, due May 2017	8.6	8.6
Convertible Senior Notes, interest at 2% per annum, due April 2020	5.0	5.0
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063	17.5	17.5
Total interest payments	$32.8	$33.1

The Senior Notes, Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At June 30, 2015, we had approximately $463 million in cash and investments at our holding company. The net unrealized gains on our holding company investment portfolio were approximately $1.5 million at June 30, 2015. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.7 years at June 30, 2015.

Note 4 – Reinsurance

A summary of our quota share reinsurance agreements, excluding captive agreements, appears below.

	Six months ended June 30,
	2015	2014
	(In thousands)

Ceded premiums written, net of profit commission	$58,055	$44,689

Ceded premiums earned, net of profit commission	47,567	40,594

Ceded losses incurred	6,060	5,658

Ceding commissions (1)	21,803	17,877

Ceded unearned premiums	57,842	39,946

(1)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

As of June 30, 2015 and December 31, 2014, we have accrued a profit commission receivable of $142.5 million and $91.5 million, respectively. This receivable may further increase through the term of the agreement, but the ultimate amount of the profit commission will depend on the ultimate level of premiums earned net of ceding commissions and losses incurred under the agreement. A commutation of our existing reinsurance agreement would result in any unearned premium being returned to us, a related return of ceding commission to the reinsurers and an adjustment to the profit commission. Profit commissions are recorded as a reduction to our ceded premiums. We do not expect a commutation to materially affect our results from operations. The anticipated restructuring of the agreement will effectively commute our existing agreement and any profit commission would be paid to us upon such commutation. Recoverables under the existing agreement are supported by trust funds or letters of credit.

In the past, MGIC also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) in 2013 and with the Minnesota Department of Commerce (the “MN Department”) in June 2015, discussed in Note 5 – “Litigation and Contingencies”, MGIC has agreed to not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years subsequent to the respective settlements. In accordance with the CFPB settlement, all of our active captive arrangements were placed into run-off. In addition, at the time PMIERs become effective on December 31, 2015 the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise.

Captive agreements were generally written on an annual book of business and each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts, and the trust accounts are made up of capital deposits by the captive reinsurers, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $38 million at June 30, 2015 which was supported by $163 million of trust assets, while at December 31, 2014, the reinsurance recoverable on loss reserves related to captive agreements was $45 million, which was supported by $198 million of trust assets.

Note 5 – Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2014 and the first half of 2015, curtailments reduced our average claim paid by approximately 6.7% and 7.4%, respectively. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

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

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. Certain settlements require GSE approval. The GSEs consented to our settlement agreements with Countrywide, as discussed below, but there is no guarantee they will approve others. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

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

In December 2009, we entered into legal proceedings with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.)

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties agreed to settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended from time to time, the “Agreements”). The Agreement with BANA covers loans purchased by the GSEs. That original Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission.

On March 2, 2015, the parties to the Agreement with CHL amended and restated that Agreement. The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts. The original Agreement addressed rescission and denial rights; the amended and restated Agreement also addresses curtailment rights. Implementation of that Agreement occurred in June 2015 with respect to loans for which consent to the Agreement was received.

The estimated impact of the Agreements has been recorded in our financial statements. The pending arbitration proceedings concerning the loans covered by the Agreements have been dismissed, the mutual releases regarding loans for which consent was received have become effective and the litigation between the parties regarding loans covered by the Agreements has been dismissed. Consent was received for approximately 89% of the dollar amount of exposure on loans covered by the Agreement with CHL; the holders of loans that did not consent retain their rights to assert claims with respect to such loans.

The estimated impact of other probable settlements has also been recorded in our financial statements. The estimated impact that we recorded for other probable settlements is our best estimate of our loss from these matters. We estimate that as of June 30, 2015, the maximum exposure above the best estimate provision we recorded is $122 million. If we are not able to implement the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and consensual proceedings with insureds with respect to our claims paying practices. In addition, holders of loans that did not consent to the Agreement with CHL may bring legal proceedings against MGIC with respect to such loans. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $218 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, was named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. As of the end of the first quarter of 2015, MGIC has been dismissed from all twelve cases. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

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

We received requests from the MN Department beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions. In June 2015, MGIC executed a Consent Order with the MN Department that resolved the MN Department’s investigation of captive reinsurance matters without making any findings of wrongdoing. The Consent Order provides, among other things, that MGIC is prohibited from entering into any new captive reinsurance agreement or reinsuring any new loans under any existing captive reinsurance agreement for a period of ten years.

We also received a request in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation.

Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief in connection with alleged violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”). Our subsidiary, as a shareholder of MERS, had been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. As of June 5, 2015, all of these lawsuits have been dismissed without any further opportunity to appeal.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The underwriting remedy expense for 2014 and the first half of 2015 was approximately $4 million and $1 million, respectively, but may increase in the future.

See Note 11 – “Income Taxes” for a description of federal income tax contingencies.

Note 6 – Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common equivalent shares outstanding during the reporting period. We calculate diluted EPS using the treasury stock method for unvested restricted stock, and the if-converted method for convertible debt instruments. For unvested restricted stock, assumed proceeds under the treasury stock method would include unamortized compensation expense and windfall tax benefits or shortfalls. The determination of potentially issuable shares from our convertible debt instruments does not consider satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. In addition, interest expense, net of tax, related to dilutive convertible debt instruments is added back to earnings in calculating diluted EPS.

The following table reconciles the numerators and denominators used to calculate basic and diluted EPS and also indicates the number of antidilutive securities.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data and as otherwise noted)
Basic earnings per share:

Net income	$113,654	$45,522	$246,730	$105,504

Weighted average common shares outstanding	339,705	338,626	339,406	338,419

Basic income per share	$0.33	$0.13	$0.73	$0.31

Diluted earnings per share:

Net income	$113,654	$45,522	$246,730	$105,504

Interest expense, net of tax:
2% Convertible Senior Notes due 2020	3,049	3,049	6,098	6,098
5% Convertible Senior Notes due 2017	4,692	-	9,384	-

Diluted income available to common shareholders	$121,395	$48,571	$262,212	$111,602

Weighted average shares - basic	339,705	338,626	339,406	338,419

Effect of dilutive securities:
Unvested restricted stock units	1,831	2,913	2,203	3,013
2% Convertible Senior Notes due 2020	71,942	71,942	71,942	71,942
5% Convertible Senior Notes due 2017	25,670	-	25,670	-

Weighted average shares - diluted	439,148	413,481	439,221	413,374

Diluted income per share	$0.28	$0.12	$0.60	$0.27

Antidilutive securities (in millions)	28.9	54.5	28.9	54.5

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2015 and December 31, 2014 are shown below.

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$130,388	$1,959	$(2,791)	$129,556
Obligations of U.S. states and political subdivisions	1,307,313	10,460	(10,913)	1,306,860
Corporate debt securities	2,292,817	6,538	(32,409)	2,266,946
Asset-backed securities	199,763	537	(33)	200,267
Residential mortgage-backed securities	297,207	265	(10,451)	287,021
Commercial mortgage-backed securities	263,967	336	(2,635)	261,668
Collateralized loan obligations	61,341	-	(658)	60,683
Debt securities issued by foreign sovereign governments	33,521	2,676	(151)	36,046
Total debt securities	4,586,317	22,771	(60,041)	4,549,047
Equity securities	3,042	36	(15)	3,063

Total investment portfolio	$4,589,359	$22,807	$(60,056)	$4,552,110

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$349,153	$2,752	$(5,130)	$346,775
Obligations of U.S. states and political subdivisions	844,942	12,961	(2,761)	855,142
Corporate debt securities	2,418,991	16,325	(10,035)	2,425,281
Asset-backed securities	286,260	535	(140)	286,655
Residential mortgage-backed securities	329,983	254	(9,000)	321,237
Commercial mortgage-backed securities	276,215	1,221	(2,158)	275,278
Collateralized loan obligations	61,340	-	(1,264)	60,076
Debt securities issued by foreign sovereign governments	35,630	3,540	-	39,170
Total debt securities	4,602,514	37,588	(30,488)	4,609,614
Equity securities	3,003	61	(9)	3,055

Total investment portfolio	$4,605,517	$37,649	$(30,497)	$4,612,669

(1)	At June 30, 2015 and December 31, 2014, there were no other-than-temporary impairment losses recorded in other comprehensive income.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 86% of the market value of our foreign investments with the remainder invested in corporate securities and cash equivalents with allocations of 10% and 4%, respectively. Eighty-five percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 15% is rated AA.

The amortized cost and fair values of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

June 30, 2015	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$271,482	$272,149
Due after one year through five years	1,612,642	1,619,983
Due after five years through ten years	1,140,771	1,115,794
Due after ten years	739,144	731,482

	$3,764,039	$3,739,408

Asset-backed securities	199,763	200,267
Residential mortgage-backed securities	297,207	287,021
Commercial mortgage-backed securities	263,967	261,668
Collateralized loan obligations	61,341	60,683

Total at June 30, 2015	$4,586,317	$4,549,047

At June 30, 2015 and December 31, 2014, the investment portfolio had gross unrealized losses of $60.1 million and $30.5 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$82,100	$1,096	$15,284	$1,695	$97,384	$2,791
Obligations of U.S. states and political subdivisions	525,293	9,733	51,076	1,180	576,369	10,913
Corporate debt securities	1,198,025	28,926	147,131	3,483	1,345,156	32,409
Asset-backed securities	46,789	21	7,696	12	54,485	33
Residential mortgage-backed securities	55,302	364	214,206	10,087	269,508	10,451
Commercial mortgage-backed securities	164,137	1,688	71,721	947	235,858	2,635
Collateralized loan obligations	-	-	60,683	658	60,683	658
Foreign government securities	2,446	151	-	-	2,446	151
Equity securities	351	6	173	9	524	15

Total	$2,074,443	$41,985	$567,970	$18,071	$2,642,413	$60,056

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,166	$138	$232,351	$4,992	$290,517	$5,130
Obligations of U.S. states and political subdivisions	166,408	1,066	114,465	1,695	280,873	2,761
Corporate debt securities	816,555	5,259	243,208	4,776	1,059,763	10,035
Asset-backed securities	54,491	80	11,895	60	66,386	140
Residential mortgage-backed securities	24,168	34	263,002	8,966	287,170	9,000
Commercial mortgage-backed securities	89,301	810	110,652	1,348	199,953	2,158
Collateralized loan obligations	-	-	60,076	1,264	60,076	1,264
Equity securities	167	1	235	8	402	9

Total	$1,209,256	$7,388	$1,035,884	$23,109	$2,245,140	$30,497

The unrealized losses in all categories of our investments at June 30, 2015 and December 31, 2014 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase. There were 532 and 423 securities in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively.

During each of the three and six months ended June 30, 2015 and 2014 there were no other-than-temporary impairments (“OTTI”) recognized.   The net realized investment gains (losses) on the investment portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Realized investment gains (losses) on investments:
Fixed maturities	$161	$360	$26,485	$126
Equity securities	5	162	8	165
Net realized investment gains	$166	$522	$26,493	$291

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Realized investment gains (losses) on investments:
Gains on sales	$785	$1,307	$27,991	$2,112
Losses on sales	(619)	(785)	(1,498)	(1,821)
Net realized investment gains	$166	$522	$26,493	$291

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

Fair value measurements for assets measured at fair value included the following as of June 30, 2015 and December 31, 2014:

June 30, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$129,556	$26,271	$103,285	$-
Obligations of U.S. states and political subdivisions	1,306,860	-	1,305,226	1,634
Corporate debt securities	2,266,946	-	2,266,946	-
Asset-backed securities	200,267	-	200,267	-
Residential mortgage-backed securities	287,021	-	287,021	-
Commercial mortgage-backed securities	261,668	-	261,668	-
Collateralized loan obligations	60,683	-	60,683	-
Debt securities issued by foreign sovereign governments	36,046	36,046	-	-
Total debt securities	4,549,047	62,317	4,485,096	1,634
Equity securities	3,063	2,742	-	321
Total investment portfolio	$4,552,110	$65,059	$4,485,096	$1,955
Real estate acquired (1)	$7,995	$-	$-	$7,995

December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$346,775	$188,824	$157,951	$-
Obligations of U.S. states and political subdivisions	855,142	-	853,296	1,846
Corporate debt securities	2,425,281	-	2,425,281	-
Asset-backed securities	286,655	-	286,655	-
Residential mortgage-backed securities	321,237	-	321,237	-
Commercial mortgage-backed securities	275,278	-	275,278	-
Collateralized loan obligations	60,076	-	60,076	-
Debt securities issued by foreign sovereign governments	39,170	39,170	-	-
Total debt securities	4,609,614	227,994	4,379,774	1,846
Equity securities	3,055	2,734	-	321
Total investment portfolio	$4,612,669	$230,728	$4,379,774	$2,167
Real estate acquired (1)	$12,658	$-	$-	$12,658

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

There were no transfers of securities between Level 1 and Level 2 during the first six months of 2015.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2015 and 2014 is as follows:

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2015	$1,791	$321	$2,112	$10,897
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	31
Purchases	-	-	-	5,917
Sales	(157)	-	(157)	(8,850)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at June 30, 2015	$1,634	$321	$1,955	$7,995

Amount of total losses included in earnings for the three months ended June 30, 2015 attributable to the change in unrealized losses on assets still held at June 30, 2015	$-	$-	$-	$-

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2014	$1,846	$321	$2,167	$12,658
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(472)
Purchases	7	-	7	16,714
Sales	(219)	-	(219)	(20,905)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at June 30, 2015	$1,634	$321	$1,955	$7,995

Amount of total losses included in earnings for the six months ended June 30, 2015 attributable to the change in unrealized losses on assets still held at June 30, 2015	$-	$-	$-	$-

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2014	$2,378	$321	$2,699	$11,137
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(1,157)
Purchases	-	-	-	11,367
Sales	(147)	-	(147)	(10,543)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at June 30, 2014	$2,231	$321	$2,552	$10,804

Amount of total losses included in earnings for the three months ended June 30, 2014 attributable to the change in unrealized losses on assets still held at June 30, 2014	$-	$-	$-	$-

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2013	$2,423	$321	$2,744	$13,280
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	(2,316)
Purchases	30	-	30	19,377
Sales	(222)	-	(222)	(19,537)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Balance at June 30, 2014	$2,231	$321	$2,552	$10,804

Amount of total losses included in earnings for the six months ended June 30, 2014 attributable to the change in unrealized losses on assets still held at June 30, 2014	$-	$-	$-	$-

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

We incur financial liabilities in the normal course of our business. The following tables present the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at June 30, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such liabilities are measured on a recurring basis.

June 30, 2015	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial liabilities:
Senior Notes	$61,953	$62,689	$-	$62,689	$-
Convertible Senior Notes due 2017	345,000	394,521	-	394,521	-
Convertible Senior Notes due 2020	500,000	837,125	-	837,125	-
Convertible Junior Subordinated Debentures	389,522	512,186	-	512,186	-
Total Debt	$1,296,475	$1,806,521	$-	$1,806,521	$-

December 31, 2014	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial liabilities:
Senior Notes	$61,953	$63,618	$-	$63,618	$-
Convertible Senior Notes due 2017	345,000	387,997	-	387,997	-
Convertible Senior Notes due 2020	500,000	735,075	-	735,075	-
Convertible Junior Subordinated Debentures	389,522	500,201	-	500,201	-
Total Debt	$1,296,475	$1,686,891	$-	$1,686,891	$-

The fair values of our Senior Notes, Convertible Senior Notes and Debentures were determined using available pricing for these debentures or similar instruments and are considered Level 2 securities.

Note 9 – Other Comprehensive Income

The pretax components of our other comprehensive income (loss) and the related income tax (expense) benefit for the three and six months ended June 30, 2015 and 2014 are included in the tables below.

	Three Months Ended June 30,
	2015	2014
	(In thousands)

Net unrealized holding (losses) gains arising during the period	$(64,118)	$44,818
Income tax benefit (expense)	22,362	(15,634)
Valuation allowance	(21,890)	15,317
Net of taxes	(63,646)	44,501

Net changes in benefit plan assets and obligations	(392)	(1,980)
Income tax benefit	137	693
Valuation allowance	(137)	(693)
Net of taxes	(392)	(1,980)

Net changes in unrealized foreign currency translation adjustment	598	904
Income tax expense	(208)	(317)
Net of taxes	390	587

Total other comprehensive income (loss)	(63,912)	43,742
Total income tax benefit (expense), net of valuation allowance	264	(634)
Total other comprehensive income (loss), net of tax	$(63,648)	$43,108

	Six Months Ended June 30,
	2015	2014
	(In thousands)

Net unrealized holding (losses) gains arising during the period	$(44,397)	$84,479
Income tax benefit (expense)	15,486	(29,505)
Valuation allowance	(15,172)	29,125
Net of taxes	(44,083)	84,099

Net changes in benefit plan assets and obligations	(1,092)	(3,466)
Income tax benefit	382	1,213
Valuation allowance	(382)	(1,213)
Net of taxes	(1,092)	(3,466)

Net changes in unrealized foreign currency translation adjustment	(2,504)	2,835
Income tax benefit (expense)	880	(995)
Net of taxes	(1,624)	1,840

Total other comprehensive income (loss)	(47,993)	83,848
Total income tax benefit (expense), net of valuation allowance	1,194	(1,375)
Total other comprehensive income (loss), net of tax	$(46,799)	$82,473

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive income to our consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 are included in the tables below.

	Three Months Ended June 30,
	2015	2014
	(In thousands)

Reclassification adjustment for net realized gains (losses) included in net income	$477	$(1,896)
Income tax (expense) benefit	(161)	669
Valuation allowance	122	(699)
Net of taxes	438	(1,926)

Reclassification adjustment related to benefit plan assets and obligations	392	1,980
Income tax expense	(137)	(693)
Valuation allowance	137	693
Net of taxes	392	1,980

Total reclassifications	869	84
Total income tax expense, net of valuation allowance	(39)	(30)
Total reclassifications, net of tax	$830	$54

	Six Months Ended June 30,
	2015	2014
	(In thousands)

Reclassification adjustment for net realized gains (losses) included in net income	$11,711	$(4,885)
Income tax (expense) benefit	(4,092)	1,715
Valuation allowance	4,048	(1,745)
Net of taxes	11,667	(4,915)

Reclassification adjustment related to benefit plan assets and obligations	1,092	3,466
Income tax expense	(382)	(1,213)
Valuation allowance	382	1,213
Net of taxes	1,092	3,466

Total reclassifications	12,803	(1,419)
Total income tax expense, net of valuation allowance	(44)	(30)
Total reclassifications, net of tax	$12,759	$(1,449)

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Changes in our accumulated other comprehensive loss (“AOCL”), including amounts reclassified from other comprehensive income (loss), for the six months ended June 30, 2015 are included in the table below.

	Six Months Ended June 30, 2015
	Unrealized gains and losses on available-for- sale securities	Defined benefit plans	Foreign currency translation	Total accumulated other comprehensive income
	(In thousands)
Balance at December 31, 2014, net of tax	$(57,551)	$(28,938)	$5,148	$(81,341)

Other comprehensive loss before reclassifications	(32,416)	-	(1,624)	$(34,040)

Less: Amounts reclassified from AOCL	11,667 (1)	1,092 (2)	-	$12,759

Balance at June 30, 2015, net of tax	$(101,634)	$(30,030)	$3,524	$(128,140)

(1)	Increases Net realized investment gains on the Consolidated Statements of Operations.
(2)	Decreases Other underwriting and operating expenses, net on the Consolidated Statements of Operations.

Note 10 – Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2015	2014	2015	2014
	(In thousands)

Service cost	$2,680	$2,203	$214	$152
Interest cost	4,016	3,985	171	144
Expected return on plan assets	(5,259)	(5,257)	(1,247)	(1,163)
Recognized net actuarial loss (gain)	1,533	250	(53)	(144)
Amortization of prior service cost	(211)	(423)	(1,663)	(1,662)

Net periodic benefit cost (benefit)	$2,759	$758	$(2,578)	$(2,673)

	Six Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2015	2014	2015	2014
	(In thousands)

Service cost	$5,128	$4,283	$416	$329
Interest cost	7,924	7,994	349	327
Expected return on plan assets	(10,554)	(10,515)	(2,495)	(2,324)
Recognized net actuarial loss (gain)	2,742	541	(88)	(217)
Amortization of prior service cost	(422)	(465)	(3,325)	(3,325)

Net periodic benefit cost (benefit)	$4,818	$1,838	$(5,143)	$(5,210)

We currently intend to make a contribution of $17 million to our qualified pension plan and supplemental executive retirement plan in 2015.

Note 11 – Income Taxes

Valuation Allowance

We review the need to maintain the deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, operating results, on a three year cumulative basis, the expected occurrence of future income or loss, the expiration dates of the carryforwards, the cyclical nature of our operating results, and available tax planning strategies. Based on our analysis, we continue to reduce our benefit from income tax through the recognition of a valuation allowance.

It is reasonably possible that the valuation allowance will be reversed in the foreseeable future. Specifically, if we continue to recognize meaningful levels of sustainable pre-tax income, it is likely that the valuation allowance will be reversed in 2015. Currently, our analysis of the severity of previous operating losses shows, on a three year cumulative basis, a loss from operations, adjusted for permanent tax differences, which is considered to be unfavorable evidence with respect to the realization of deferred tax assets and is difficult to overcome with projections of future results. As a result of this analysis, and consideration of other factors, we concluded that it was appropriate to maintain the valuation allowance at this time. In the period in which the valuation allowance is reversed, we would recognize a tax benefit which will increase our earnings for that period. In future years with taxable income, after the valuation allowance has been reversed and until such time as our net operating loss carryforwards are exhausted or expired, our provision for income tax would substantially exceed the amount of cash tax payments.

The effect of the change in valuation allowance on the provision for income taxes was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)

Provision for income tax	$39,991	$17,172	$87,874	$40,292
Change in valuation allowance	(38,669)	(16,054)	(83,167)	(38,448)

Provision for income taxes	$1,322	$1,118	$4,707	$1,844

The change in the valuation allowance that was included in other comprehensive income for the three months ended June 30, 2015 and 2014 was an increase of $22.0 million and a decrease of $14.6 million, respectively. The change in the valuation allowance that was included in other comprehensive income for the six months ended June 30, 2015 and 2014 was an increase of $15.6 million and a decrease of $27.9 million, respectively. The total valuation allowance as of June 30, 2015 and December 31, 2014 was $834.7 million and $902.3 million, respectively.

We have approximately $2.2 billion of net operating loss carryforwards on a regular tax basis and $1.3 billion of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2015. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

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

On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at June 30, 2015, there would also be interest related to these matters of approximately $175.5 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS' proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of June 30, 2015, those state taxes and interest would approximate $48.1 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of June 30, 2015 is $106.7 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 1 – “Nature of Business – Capital-GSEs.”

 In October 2014, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2011 and 2012.  The result of the examination had no material effect on the financial statements.

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $94.1 million, after taking into account the effect of NOL carrybacks. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of June 30, 2015 and December 31, 2014, we had accrued $27.4 million and $26.9 million, respectively, for the payment of interest.

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

The following table provides a reconciliation of beginning and ending loss reserves for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
	(In thousands)

Reserve at beginning of period	$2,396,807	$3,061,401
Less reinsurance recoverable	57,841	64,085
Net reserve at beginning of period	2,338,966	2,997,316

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	223,564	306,386
Prior years (1)	(51,541)	(42,637)
Subtotal	172,023	263,749

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	2,382	2,674
Prior years	451,317	640,560
Reinsurance terminations	(15)	-
Subtotal	453,684	643,234

Net reserve at end of period	2,057,305	2,617,831
Plus reinsurance recoverables	53,456	57,763

Reserve at end of period	$2,110,761	$2,675,594

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

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

Losses incurred on default notices received in the current year decreased in the first six months of 2015 compared to the same period in 2014, primarily due to a decrease in the number of new default notices received, net of related cures, as well as a decrease in the estimated claim rate on new delinquencies.

The prior year development of the reserves in the first six months of 2015 and 2014 is reflected in the table below.

	Six months ended June 30,
	2015	2014
	(In millions)

Decrease in estimated claim rate on primary defaults	$(59)	$(25)
Increase in estimated severity on primary defaults	15	(8)
Change in estimates related to pool reserves, LAE reserves and reinsurance	(8)	(10)
Total prior year loss development (1)	$(52)	$(43)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

For the six months ended June 30, 2015 and 2014 we experienced favorable prior year loss reserve development. This development was primarily due to a lower claim rate on the approximately 41% and 40% of prior year default inventory that was resolved during the six months ended June 30, 2015 and 2014, respectively.  In addition, during the first six months of 2015, the claim rate development was favorably impacted by $20 million due to re-estimation of previously recorded reserves relating to disputes on our claims paying practices and adjustments to incurred but not reported losses (IBNR).  This favorable development was offset, in part, by an increase in the claim rate and severity on prior year defaults remaining in the delinquent inventory.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2015 and December 31, 2014 and approximated $107 million and $115 million, respectively. Separate components of this liability are included in “Other liabilities” and, for December 31, 2014, “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three and six months ended June 30, 2015 and 2014 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Default inventory at beginning of period	72,236	91,842	79,901	103,328
New notices	17,451	21,178	36,347	44,524
Cures	(17,897)	(21,182)	(39,664)	(48,500)
Paids (including those charged to a deductible or captive)	(4,140)	(6,068)	(8,713)	(13,132)
Rescissions and denials	(172)	(354)	(393)	(804)
Items removed from inventory resulting from the Countrywide settlement on GSE loans	(1,121)	-	(1,121)	-
Default inventory at end of period	66,357	85,416	66,357	85,416

Pool insurance notice inventory was 3,129 at June 30, 2015 and 5,271 at June 30, 2014.

The decrease in the primary default inventory experienced during 2015 and 2014 was generally across all markets and primarily in book years 2008 and prior. As of June 30, 2015 the percentage of loans in the inventory that have been in default for 12 or more consecutive months has declined compared with one year prior, but is higher than the percentage as of December 31, 2014, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months and the number of loans in our primary claims received inventory have been affected by our suspended rescissions and the resolution of certain of those rescissions discussed below and in Note 5 – “Litigation and Contingencies.”

	June 30, 2015		December 31, 2014		June 30, 2014
Consecutive months in default
3 months or less	12,545	19%	15,319	19%	15,297	18%
4 - 11 months	15,487	23%	19,710	25%	19,362	23%
12 months or more	38,325	58%	44,872	56%	50,757	59%

Total primary default inventory	66,357	100%	79,901	100%	85,416	100%

Primary claims received inventory included in ending default inventory (1)	3,440	5%	4,746	6%	5,398	6%

(1)
Our claims received inventory includes suspended rescissions, as we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of June 30, 2015, rescissions of coverage on approximately 430 loans had been voluntarily suspended compared to 1,425 at December 31, 2014 and 1,558 at June 30, 2014.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

	June 30, 2015		December 31, 2014		June 30, 2014
Number of payments delinquent
3 payments or less	19,274	29%	23,253	29%	22,867	27%
4 - 11 payments	15,710	24%	19,427	24%	19,666	23%
12 payments or more	31,373	47%	37,221	47%	42,883	50%

Total primary default inventory	66,357	100%	79,901	100%	85,416	100%

Claims paying practices

Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2015 and December 31, 2014 the estimate of this liability totaled $9 million and $28 million, respectively. Separate components of this liability are included in “Other liabilities” and, for December 31, 2014, “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

Note 13 – Premium Deficiency Reserve

The premium deficiency reserve reflects the present value of expected future losses and expenses that exceed the present value of expected future premiums and established loss reserves. Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. As of June 30, 2015, no premium deficiency was required.  The decrease in the premium deficiency reserve for the three and six months ended June 30, 2015 was $17 million and $24 million, respectively, and the decrease for the three and six months ended June 30, 2014 was $8 million and $13 million, respectively.

Note 14 – Shareholders’ Equity

Our Shareholders Rights Agreement dated July 25, 2012, which was approved by shareholders, was amended and restated on July 23, 2015 (the “Agreement”). The Agreement seeks to diminish the risk that our ability to use our net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

Under the Agreement each outstanding share of our Common Stock is accompanied by one Right. The Distribution Date occurs on the earlier of ten days after a public announcement that a person has become an Acquiring Person, or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an Acquiring Person. An Acquiring Person is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-tenth of one share of our Common Stock at a Purchase Price of $45 per full share (equivalent to $4.50 for each one-tenth share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on August 1, 2018, or earlier as described in the Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

Note 15 – Stock-Based Compensation

We have an incentive stock plan under which restricted stock units (“RSUs”) were granted to employees. Our annual grant of share-based compensation to employees takes place during the first quarter of each fiscal year. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our incentive plan generally vest over periods ranging from one to three years. The number of shares granted to employees and the weighted average fair value per share during the periods presented were (shares in thousands):

	Six months ended June 30,
	2015		2014
	Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value

RSUs subject to performance conditions	1,114	$8.99	1,372	$8.43
RSUs subject only to service conditions	410	8.99	409	8.43

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

At June 30, 2015, MGIC’s risk-to-capital ratio was 13.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $914 million above the required MPP of $1.1 billion. In 2013, we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that reduces our risk-to-capital ratio. We and the reinsurers have reached agreement to restructure the transaction in a manner that we believe will result in MGIC receiving substantially all of the benefit available under the GSE Financial Requirements. Fannie Mae and the OCI have each approved the restructured transaction; however, its effectiveness remains subject to approval by Freddie Mac. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At June 30, 2015, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 14.8 to 1. Reinsurance agreements with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

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

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $140 million and $138 million were included in MGIC’s statutory capital at June 30, 2015 and December 31, 2014, respectively.

See Note 1 – “Nature of Business and Basis of Presentation – Capital” for additional information regarding the capital standards of the GSEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our subsidiaries MGIC and MIC, we are a leading provider of private mortgage insurance in the United States, as measured by $168.8 billion of primary insurance in force at June 30, 2015.

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

General Business Environment

As a provider of mortgage insurance, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of the underlying insured mortgages. The origination market during the first half of 2015 was strong in part because low residential mortgage interest rates led to a significant increase in refinancing activity and also supported a higher level of purchase activity. While lower residential mortgage interest rates increase loan activity, they may reduce the persistency rate of insurance in force as current rates would provide an incentive for homeowners who originated mortgages at higher rates to refinance their mortgages. Our level of incurred losses however, may be favorably impacted if homeowners with delinquent mortgages can cure their delinquency through a sale or modification. During the first half of 2015, we experienced improved financial results compared to the first of half of 2014, due in part to a lower level of incurred losses as we received fewer notices of delinquencies and experienced a lower claim rate on these notices relative to the prior year and had favorable prior year loss development, in part due to a re-estimation of reserves relating to disputes regarding our claims paying practices. In addition to lower losses, our financial results for the first half of 2015 benefited from realized gains on the sales of securities under favorable market conditions.

Our insurance in force increased 6% compared to the prior year period as a result of increasing market share in the second half of 2014 and a stronger mortgage origination market, particularly in the first half of 2015. We continue to experience an increasing level of purchase and refinancing application activity compared to the prior year that supports our expectation to increase our new insurance written in 2015 relative to 2014. As our post-2008 book years containing high-quality mortgages continue to become a more significant percentage of our insurance in force relative to our pre-2009 book years, we expect to continue to realize positive operating results. In addition, now that PMIERs has established the capital requirements of our industry with respect to the GSEs, we know how much capital we will need to pursue additional opportunities to provide credit enhancement that is currently assumed by the GSEs. See “Capital” below for further discussion on the GSE Financial Requirements for private mortgage insurers.

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

We expect that MGIC will be in compliance with the PMIERs, including the GSE Financial Requirements, when they become effective. This expectation is based on our interpretation of the GSE Financial Requirements and assumes that the risk in force and assets of MGIC’s MIC subsidiary will be repatriated to MGIC and that we will receive substantially all of the benefit available under the PMIERs for our existing reinsurance transaction, upon the effectiveness of its restructure, which has been agreed between MGIC and the reinsurers, subject to final documentation. Fannie Mae and the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) have each approved the restructured transaction; however, its effectiveness remains subject to approval by Freddie Mac. Although it has not yet been approved, Freddie Mac has not raised material objections to the restructured transaction.

If additional Available Assets are required, we believe that a portion of our holding company’s $463 million of cash and investments at June 30, 2015, may be available for future contribution to MGIC.

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

See our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” for factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements before their effective date.

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

At June 30, 2015, MGIC’s risk-to-capital ratio was 13.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $914 million above the required MPP of $1.1 billion. In 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that reduces our risk-to-capital ratio. Subject to final documentation, we and the reinsurers have reached agreement to restructure that agreement in a manner that we believe will result in MGIC receiving substantially all of the benefit available under the GSE Financial Requirements. The effectiveness of the restructured agreement will be subject to approval by the GSEs and the OCI. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the GSE Financial Requirements, MGIC may terminate the reinsurance agreement, without penalty.

At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

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

Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. The final rule implementing that requirement will become effective on December 24, 2015 for asset-backed securities collateralized by residential mortgages. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. Because there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.

We estimate that for our new risk written in 2014 and the first half of 2015, 83% and 85%, respectively, was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in each of 2014 and the first half of 2015 was for loans that would have met the temporary category in CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

  The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2014 and the first half of 2015, nearly all of our volume was on loans with GSE standard or higher coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose lower coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

Loan Modification and Other Similar Programs

Our operating results continue to be impacted by the Home Affordable Modification Program (“HAMP”) and the GSEs’ Home Affordable Refinance Program (“HARP”). During the first half of each of 2015 and 2014, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $335 million and $420 million, respectively, of estimated claim payments. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments. Approximately 8% and 7% of the modifications resulted in principal forgiveness in the first half of 2015 and 2014, respectively.

In each of 2014 and the first half of 2015, approximately 16% of our primary cures were the result of modifications, with HAMP accounting for approximately 67% and 68%, respectively, of those modifications. As of June 30, 2015, we are aware of approximately 5,440 loans remaining in our primary delinquent inventory for which the HAMP trial period has begun and which trial period has not been reported to us as completed or cancelled. The HAMP program has been extended through December 2016, however we believe that we have realized the majority of the benefits from HAMP as the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly.

HARP, currently scheduled to expire December 31, 2016, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of June 30, 2015, approximately 14% of our primary insurance in force had benefitted from HARP and was still in force. We believe that we have realized the majority of the benefits from HARP because the number of loans insured by us that we are aware are entering HARP has decreased significantly.

As shown in the following table, as of June 30, 2015 approximately 25% of our primary risk in force has been modified.

Policy year	HARP (1) Modifications	HAMP Modifications	Other Modifications
2003 and Prior	10.7%	15.1%	13.2%
2004	16.9%	14.8%	11.7%
2005	21.9%	16.3%	11.8%
2006	25.4%	18.2%	12.5%
2007	35.3%	18.4%	7.8%
2008	49.3%	10.9%	3.8%
2009	22.0%	1.1%	0.9%
2010 - Q1 2015	-	-	-

Total	13.9%	6.9%	3.8%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of June 30, 2015 based on loan count, the loans associated with 98.0% of HARP modifications, 78.7% of HAMP modifications and 72.5% of other modifications remaining in our inventory were current.

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

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA and VA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under HARP.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•	Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the loans insured and the percentage of coverage on the loans. The substantial majority of our monthly mortgage insurance premiums are under a premium plan in which, for the first ten years of the policy, the amount of premium is determined by multiplying the premium rate by the original loan balance; thereafter, the premium declines because a lower premium rate is used for the remaining life of the policy. The remainder of our monthly premiums are under a premium plan in which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.

•	Premiums ceded, net of a profit commission, under reinsurance agreements.

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

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of defaults on insured loans. As explained under “Critical Accounting Policies” in our 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

•	The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with defaulted mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	The rate at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies and denials of claims. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

•	The distribution of claims over the life of a book. Historically, the first few years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency (percentage of insurance remaining in force from one year prior), the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing price declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage Insurance Earnings and Cash Flow Cycle” below.

•	Losses ceded under reinsurance agreements. See “Reinsurance agreements” below.

•	Changes in premium deficiency reserve

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

The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.” Underwriting and other expenses are net of any ceding commission associated with our reinsurance agreements. See “Reinsurance agreements” below.

•	Interest expense

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at June 30, 2015 is comprised of $61.9 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 8 – “Debt” in our Annual Report on Form 10-K.

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

Summary of 2015 Second Quarter Results

Our results of operations for the second quarter of 2015 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the second quarter of 2015 increased when compared to the same period in 2014. The increase was due to our higher average insurance in force, offset in part by an increase in ceded premiums, net of profit commission, under reinsurance agreements.

•	Investment income

Investment income in the second quarter of 2015 was higher when compared to the same period in 2014 due to an increase in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains (losses) for the second quarter of 2015 were $0.2 million compared to $0.5 million for the second quarter of 2014. At June 30, 2015, the net unrealized losses in our investment portfolio were $37.2 million, which included $60.1 million of gross unrealized losses, offset by $22.8 million of gross unrealized gains.

•	Losses incurred

Losses incurred for the second quarter of 2015 decreased compared to the same period in 2014, primarily due to fewer new notices of default being received and a lower claim rate on new notices. There were 17,451 new notices received in the second quarter of 2015 compared to 21,178 new notices received in the second quarter of 2014.

•	Change in premium deficiency reserve

The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves. During the second quarter of 2015 the premium deficiency reserve on Wall Street bulk transactions declined by $17 million and has been eliminated as of June 30, 2015.  The net change in assumptions for the second quarter of 2015 is primarily related to lower estimated ultimate losses.

•	Underwriting and other expenses

Underwriting and other expenses for the second quarter of 2015 increased when compared to the same period last year primarily due to an increase in employee costs.

•	Interest expense

Interest expense was relatively constant period over period.

•	Provision for income taxes

We had a net provision for income taxes of $1.3 million and $1.1 million in the second quarter of 2015 and 2014, respectively. The provision for income taxes reflects a decrease in the valuation allowance of $38.7 million and $16.1 million for the three months ended June 30, 2015 and 2014, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total Primary NIW (In billions)	$11.8	$8.3	$20.8	$13.5

Refinance volume as a % of primary NIW	19.9%	10.0%	23.7%	12.0%

The increase in new insurance written in the first six months of 2015 compared to the same period last year was due to a significant increase in mortgage origination volume, primarily driven by refinancing transactions, and to a lesser extent purchase loans. During the second quarter of 2015, purchase mortgage volume rose significantly relative to the first quarter of 2015 and accordingly our purchase loan mix was a higher percentage of our NIW in the second quarter of 2015, but remained below those levels written in the first six months of 2014. The increasing mix of purchase loans during the second quarter was driven by increasing levels of residential home sales activity. Based on current application and mortgage origination trends, we continue to believe that new insurance written volume in 2015 will exceed the 2014 level.

The level of competition within the private mortgage industry remains intense, and is not expected to diminish. Further, changes in the FHA’s pricing, policies and procedures will continue to impact the amount of new insurance written by us. In the first quarter of 2015, the FHA accounted for 33.1% of all low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance, up from 31.8% in the fourth quarter of 2014. In the past ten years, the FHA’s share has been as low as 15.6% in 2006 and as high as 70.8% in 2009. Factors that influence the FHA’s market share include relative underwriting guidelines, loan limits, and rates and fees of the FHA, VA, private mortgage insurers and the GSEs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how these factors or the FHA’s share of new insurance written will change in the future. In January 2015, the FHA significantly reduced its annual mortgage insurance premiums. Absent any other changes, the reduction in FHA premiums will make private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. However, we believe our pricing continues to be more attractive than the FHA’s pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insured in 2014.

Price competition in the private mortgage insurance industry has been present for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. Currently, we are seeing price competition in the form of lender-paid single premium programs customized for individual lenders by using a rate card’s authority to set premiums or adjust premiums on individual loans within a range of premiums. This has resulted in rates materially discounted from those on the standard rate card (i.e., one that does not use such authority). In June 2015, the OCI issued letters to mortgage insurers inquiring about their discounted lender paid mortgage insurance practices. During most of 2013, when almost all of our lender-paid single premium rates were above those most commonly used in the market, lender-paid single premium policies were approximately 4% of our total new insurance written; they were approximately 11% in 2014, 20% in the first quarter of 2015 and 17% in the second quarter of 2015. The increases compared to 2014 were primarily a result of us selectively matching reduced rates. Prior to the fourth quarter of 2014, we did not use our rate card’s authority to adjust premiums to offer significant discounts from our standard lender-paid single premium policy rate card. The average discount from our rate card on lender-paid single premium policies was 5% in the fourth quarter of 2014, 13% in the first quarter of 2015 and 11% in the second quarter of 2015. Given the current pricing environment, an increase in the percentage of business written as lender-paid single premium policies, all other things equal, will decrease our weighted average premium rates on new insurance written. If we reduce or discount prices on any premium plan in response to future price competition, all other things equal, it will decrease our weighted average premium rates.

We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2013 and 2014.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In billions)

NIW	$11.8	$8.3	$20.8	$13.5
Cancellations	(9.1)	(6.9)	(16.9)	(12.9)

Change in primary insurance in force	$2.7	$1.4	$3.9	$0.6

Direct primary insurance in force as of June 30,	$168.8	$159.3

Direct primary risk in force as of June 30,	$44.0	$41.4

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate was 80.4% at June 30, 2015 compared to 82.8% at December 31, 2014 and 82.4% at June 30, 2014. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. From 2008 through 2012 mortgage interest rates declined annually and current mortgage interest rates remain at historically low levels. Refinancing activity contributed to the lower persistency rates on our 2009 – 2012 book years, which range from 70% to 75%. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Pool insurance

We have written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. Our direct pool risk in force was $738 million ($282 million on pool policies with aggregate loss limits and $456 million on pool policies without aggregate loss limits) at June 30, 2015 compared to $808 million ($303 million on pool policies with aggregate loss limits and $505 million on pool policies without aggregate loss limits) at December 31, 2014. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the second quarter and first six months of 2015 increased when compared to the same periods in 2014. The increase was due to our higher average insurance in force, offset in part by an increase in ceded premiums under reinsurance agreements and a reclassification of our premium refund estimate on claim payments and rescissions previously included in our premium deficiency reserve within “Other liabilities”.

Net premiums written and earned are influenced by our average insurance in force, which we expect to increase modestly throughout the remainder of 2015, as well as by the loan-to-value, level of coverage, credit score and premium plan of new insurance written, changes to the premium rates on existing insurance in force, and reinsurance.

Although we expect that our insurance in force, and net premiums written and earned will increase in 2015 compared to 2014, the ratio of net premiums earned divided by the average primary insurance in force outstanding for the quarter or other reporting period (sometimes referred to as “premium rate/yield” or “effective premium rate/yield”) is likely to decline in the remainder of 2015 and at least into 2016. As discussed below, we see this occurring for two reasons.  First, the largest portion of the decline relates to the anticipated restructuring of our reinsurance transaction because it will cover insurance in force that was previously excluded, as well as certain new insurance written through 2016.  A modest amount of the decline relates to the premium rates themselves: the books we wrote before 2009, which have a higher average premium rate than subsequent business, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date.

Effect of reinsurance on premiums:

Our net premiums written and earned are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance. A substantial portion of our business is covered by a quota share reinsurance agreement entered into in 2013 that protects us against a fixed percentage of losses arising from policies covered by the agreement. Under that agreement, we cede to reinsurers 30% of the premiums written and losses incurred on new business written since April 1, 2013, and under an addendum, 40% of the premiums written and losses incurred on certain business written prior to April 1, 2013 that had never been delinquent. The premiums we cede are reduced by a profit commission, which primarily varies by the level of losses we cede. As discussed above, the anticipated restructuring of our agreement will increase the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded.

Our reinsurance affects premiums, underwriting expenses and losses incurred and should be analyzed by reviewing its total effect on our statement of operations, as discussed below under “Reinsurance agreements.”

Effect of changing premium rates:

The insurance in force associated with the 2008 and prior book years is approximately 41% of the primary insurance in force as of June 30, 2015. The business written after 2008 has a lower average premium rate because of its lower risk characteristics and, beginning in the second half of 2014, the increase in the business mix that is comprised of lender-paid single premium business, which has a lower average premium rate than borrower-paid monthly premium business (see “New insurance written” above). Persistency will affect the average premium rate on single premium policies because the upfront premium is not generally refundable and the premium is earned over the estimated life of the policy, which is set when the loan becomes insured. If insurance on a single premium loan is cancelled, which will occur when the loan is repaid, the remaining unearned premium is earned immediately. When persistency declines below the assumption used to set the estimated life, the average premium rate will increase; the opposite effect will occur when persistency exceeds such assumption.

The monthly premium program used for the substantial majority of the loans we have insured provides that for the first ten years of the policy the premium is determined by the product of the premium rate and the initial loan balance; thereafter for the remainder of the policy term, a lower premium rate is applied to the initial loan balance. However, under the terms of the HARP refinance program, the initial ten-year period was reset to begin as of the date of the HARP transaction. As of June 30, 2015, approximately 22%, 26%, 35%, and 50% of the in force from 2005, 2006, 2007, and 2008 respectively, has been reported to us as utilizing the HARP program.

Reinsurance agreements

Our reinsurance affects various lines of our statement of operations and therefore we believe it should be analyzed by reviewing its effect on our net income, as described below.

•	We cede a fixed percentage of premiums on insurance covered by the agreement.

•
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a “dollar for dollar” basis and is eliminated at levels of losses that we do not expect to occur. This means that lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded loss and a lower profit commission (or for levels of losses we do not expect, its elimination).

•	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).

•	We cede a fixed percentage of losses incurred on insurance covered by the agreement.

The effects described above result in a net cost of the reinsurance, with respect to a covered loan, of 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loan with reinsurance by our direct (that is, without reinsurance) premiums from such loan. This percentage cost will be the same under our restructured reinsurance agreement, but because more of our insurance in force will be covered, the absolute dollar cost of this reinsurance will be modestly higher. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses. We expect that the anticipated restructuring of the reinsurance transaction will have the effect of reducing our premium yield for the remainder of 2015 and into 2016.

Examples that illustrate the net cost of our reinsurance agreements, assuming loss ratios of 10%, 20% and 60%, are shown of pages 8-10 of Exhibit 99 to our Current Report on Form 8-K, filed August 10, 2015; this Exhibit is furnished and not filed, and our referring to it here does not change such status.

At June 30, 2015, approximately 63% of our insurance in force was subject to reinsurance agreements, compared to 58% at June 30, 2014. Approximately 92% of our new insurance written was subject to reinsurance agreements in the first half of 2015 and in 2014.

As part of the settlement with the Consumer Financial Protection Bureau (“CFPB”) in 2013 and the Minnesota Department of Commerce (the “MN Department”) in June 2015, MGIC has agreed to not enter into any new captive reinsurance agreements or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years from the date of settlement. In addition, at the time PMIERs become effective on December 31, 2015 the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise. See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” for a discussion of the CFPB and MN Department investigations and requests or subpoenas for information regarding captive mortgage reinsurance agreements.

Investment income

Investment income in the second quarter and first six months of 2015 increased compared to the same periods in 2014 due to an increase in our investment yield. The portfolio’s average pre-tax investment yield was 2.4% at June 30, 2015 and 2.0% at June 30, 2014. The portfolio’s average pre-tax investment yield was 2.2% at December 31, 2014.

Realized gains (losses) and other-than-temporary impairments

Net realized gains for the second quarter and first six months of 2015 were $0.2 million and $26.5 million, respectively, compared to $0.5 million and $0.3 million, respectively, for the second quarter and first six months of 2014. During the first quarter of 2015, under favorable market conditions, we sold fixed maturity securities to realize gains.  At June 30, 2015, the net unrealized losses in our investment portfolio were $37.2 million, which included $60.1 million of gross unrealized losses, offset by $22.8 million of gross unrealized gains.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans , and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

Losses incurred

Losses incurred for the second quarter of 2015 decreased compared to the same period in 2014, primarily due to fewer new notices of default being received and a lower claim rate on new notices. There were 17,451 new notices received in the second quarter of 2015 compared to 21,178 new notices received in the second quarter of 2014. Substantially all of the new notices received in recent quarters are comprised of loans insured in 2008 and prior. As a result of improving housing and economic conditions over the last year the claim rate applied to new notices received has declined by approximately 2 percentage points. All other things equal, the claim rate that would be applied to new notices is expected to continue to decline over the next year at a rate approaching that experienced in the past year.

In the first six months of 2015, net losses incurred were $172 million, reflecting $224 million of current year loss development partially offset by $52 million of favorable prior years’ loss development. In the first six months of 2014, net losses incurred were $264 million, reflecting $307 million of current year loss development partially offset by $43 million of favorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices.

Information about the composition of the primary default inventory at June 30, 2015, December 31, 2014 and June 30, 2014 appears in the table below.

	June 30, 2015	December 31, 2014	June 30, 2014

Total loans delinquent	66,357	79,901	85,416
Percentage of loans delinquent (default rate)	6.78%	8.25%	8.98%

Prime loans delinquent (1)	42,233	50,307	53,651
Percentage of prime loans delinquent (default rate)	4.79%	5.82%	6.39%

A-minus loans delinquent (1)	10,921	13,021	13,699
Percentage of A-minus loans delinquent (default rate)	24.81%	27.61%	27.19%

Subprime credit loans delinquent (1)	4,274	5,228	5,555
Percentage of subprime credit loans delinquent (default rate)	30.58%	35.20%	35.40%

Reduced documentation loans delinquent (2)	8,929	11,345	12,511
Percentage of reduced documentation loans delinquent (default rate)	22.74%	27.08%	27.85%

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

The primary and pool loss reserves at June 30, 2015, December 31, 2014 and June 30, 2014 appear in the table below.

Gross Reserves	June 30, 2015	December 31, 2014	June 30, 2014
Primary:
Direct loss reserves (in millions)	$1,993	$2,246	$2,491
Ending default inventory	66,357	79,901	85,416
Average direct reserve per default	$30,033	$28,107	$29,160

Primary claims received inventory included in ending default inventory	3,440	4,746	5,398

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$42	$53	$63
Without aggregate loss limits	10	12	14
Reserve related to Freddie Mac Settlement (2)	63	84	105
Total pool direct loss reserves	$115	$149	$182

Ending default inventory:
With aggregate loss limits	2,463	3,020	4,396
Without aggregate loss limits	666	777	875
Total pool ending default inventory	3,129	3,797	5,271

Pool claims received inventory included in ending default inventory	97	99	173

Other gross reserves (in millions)	$3	$2	$3

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at June 30, 2015, December 31, 2014 and June 30, 2014 appear in the table below.

Primary Default Inventory	June 30, 2015	December 31, 2014	June 30, 2014
Region
Great Lakes	7,652	9,329	9,779
Mid-Atlantic	3,657	4,416	4,592
New England	3,593	4,117	4,308
North Central	6,917	8,499	9,058
Northeast	11,543	13,152	13,557
Pacific	5,095	6,242	6,898
Plains	2,041	2,427	2,498
South Central	7,494	9,045	9,449
Southeast	18,365	22,674	25,277
Total	66,357	79,901	85,416

Primary Loss Reserves (In millions)	June 30, 2015	December 31, 2014	June 30, 2014
Region
Great Lakes	$132	$139	$162
Mid-Atlantic	127	123	119
New England	117	125	127
North Central	178	222	238
Northeast	445	446	450
Pacific	205	250	306
Plains	31	35	39
South Central	94	133	153
Southeast	527	641	723
Total before IBNR and LAE	$1,856	$2,114	$2,317
IBNR and LAE	137	132	174
Total	$1,993	$2,246	$2,491

Regions contain the states as follows:

Great Lakes: IN, KY, MI, OH	Pacific: CA, HI, NV, OR, WA
Mid-Atlantic: DC, DE, MD, VA, WV	Plains: IA, ID, KS, MT, ND, NE, SD, WY
New England: CT, MA, ME, NH, RI, VT	South Central: AK, AZ, CO, LA, NM, OK, TX, UT
North Central: IL, MN, MO, WI	Southeast: AL, AR, FL, GA, MS, NC, SC, TN
Northeast: NJ, NY, PA

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, and our loss mitigation efforts on loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2015 paid claims) for the three and six months ended June 30, 2015 and 2014 appears in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Primary average claim paid	2015	2014	2015	2014

Florida	$59,557	$55,835	$59,107	$54,854
Illinois	53,154	47,432	50,446	47,766
Maryland	81,692	66,593	74,905	67,257
California	88,825	76,544	84,495	78,786
New Jersey	72,802	70,709	71,160	74,170
All other states	40,015	38,967	40,162	39,126

All states	$48,587	$45,531	$47,953	$45,728

The primary average loan size of our insurance in force at June 30, 2015, December 31, 2014 and June 30, 2014 appears in the table below.

Primary average loan size	June 30, 2015	December 31, 2014	June 30, 2014

Total insurance in force	$172,370	$170,240	$167,610
Prime (FICO 620 & >)	175,170	172,990	170,170
A-Minus (FICO 575 - 619)	125,930	126,420	127,100
Subprime (FICO < 575)	116,930	117,310	118,260
Reduced doc (All FICOs) (1)	181,130	181,480	182,310

(1)
In this report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-“ or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and do not appear in other categories.

The primary average loan size of our insurance in force at June 30, 2015, December 31, 2014 and June 30, 2014 for the top 5 states (based on 2015 paid claims) appears in the table below.

Primary average loan size	June 30, 2015	December 31, 2014	June 30, 2014

Florida	$180,621	$177,981	$175,404
Illinois	155,969	155,335	155,054
Maryland	241,179	239,875	238,339
California	283,957	283,228	282,778
New Jersey	240,524	240,846	239,894
All other states	162,530	160,314	157,553

Information about net paid claims during the three and six months ended June 30, 2015 and 2014 appears in the table below.

Net paid claims (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Prime (FICO 620 & >)	$132	$191	$278	$419
A-Minus (FICO 575 - 619)	24	33	51	72
Subprime (FICO < 575)	12	10	21	21
Reduced doc (All FICOs) (1)	38	43	73	89
Pool (2)	18	24	35	48
Direct losses paid	224	301	458	649
Reinsurance	(8)	(8)	(16)	(20)
Net losses paid	216	293	442	629
LAE	6	7	12	14
Net losses and LAE paid	$222	$300	$454	$643

(1)
In this report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-“ or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and do not appear in other categories.

(2)	The three months ended June 30, 2015 and 2014 each include $11 million and the six months ended June 30, 2015 and 2014 each include $21 million paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2015 paid claims) and all other states for the three and six months ended June 30, 2015 and 2014 appears in the table below.

Paid claims by state (In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Florida	$44	$69	$94	$144
Illinois	18	22	35	50
Maryland	14	13	25	28
California	11	12	22	32
New Jersey	9	9	19	19
Pennsylvania	8	10	17	20
New York	7	7	15	14
Ohio	6	10	14	22
Washington	6	10	13	21
Georgia	5	8	11	17
Connecticut	4	5	10	10
Wisconsin	5	5	9	12
Michigan	5	7	9	18
Virginia	4	6	8	10
North Carolina	4	5	8	13
All other states	56	79	114	171
	206	277	423	601
Other (Pool, LAE, Reinsurance)	16	23	31	42
Net losses and LAE paid	$222	$300	$454	$643

We believe paid claims will continue to decline in the remainder of 2015.

The primary default inventory for the top 15 states (based on 2015 paid claims) at June 30, 2015, December 31, 2014 and June 30, 2014 appears in the table below.

Primary default inventory by state	June 30, 2015	December 31, 2014	June 30, 2014

Florida	6,968	9,442	11,392
Illinois	3,585	4,481	4,941
Maryland	1,715	2,119	2,315
California	2,186	2,777	3,036
New Jersey	3,741	4,077	4,240
Pennsylvania	3,680	4,480	4,654
New York	4,122	4,595	4,663
Ohio	3,287	3,908	4,155
Washington	1,183	1,415	1,623
Georgia	2,319	2,726	2,863
Connecticut	902	1,095	1,183
Wisconsin	1,494	1,797	1,792
Michigan	1,960	2,447	2,611
Virginia	1,129	1,355	1,306
North Carolina	1,775	2,147	2,311

The primary default inventory by policy year at June 30, 2015, December 31, 2014 and June 30, 2014 appears in the table below.

Primary default inventory by policy year	June 30, 2015	December 31, 2014	June 30, 2014

Policy year:
2004 and prior	15,980	19,797	21,666
2005	8,678	10,630	11,500
2006	12,716	15,529	16,520
2007	21,078	25,232	27,050
2008	5,743	6,721	7,151
2009	532	648	650
2010	295	300	290
2011	237	260	219
2012	314	316	221
2013	429	335	138
2014	338	133	11
2015	17	-	-
	66,357	79,901	85,416

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008 and uncertainty remains with respect to the ultimate losses we may experience on each of our other books of business as well.  As we continue to write new insurance on high-quality mortgages, the 2005-2008 books have become a smaller percentage of our total portfolio, representing approximately 36% of our total primary risk in force at June 30, 2015 compared to approximately 40% at December 31, 2014 and 45% at June 30, 2014.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2015, 42% of our primary risk in force was written subsequent to December 31, 2012, 50% of our primary risk in force was written subsequent to December 31, 2011, and 54% of our primary risk in force was written subsequent to December 31, 2010.

Underwriting and other expenses

 Underwriting and other expenses for the second quarter of 2015 increased when compared to the same period last year primarily due to an increase in employee costs.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Loss ratio	42.3%	68.0%	39.9%	62.5%
Underwriting expense ratio	15.0%	14.4%	15.7%	15.0%
Combined ratio	57.3%	82.4%	55.6%	77.5%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the second quarter and first six months of 2015, compared to the same periods in 2014, was primarily due to a decrease in losses incurred and also a higher level of premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The increase in the expense ratio in the second quarter and first six months of 2015, compared to the same periods in 2014, was due to an increase in underwriting expenses for our combined insurance operations primarily due to an increase in employee costs, partially offset by an increase in net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the second quarter and first six months of 2015 remained relatively constant compared to the same periods in 2014.

Income taxes

The effective tax rate on our pre-tax income was 1.9% and 1.7% in the first six months of 2015 and 2014, respectively. During those periods, the provision for income taxes was reduced by the change in the valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At June 30, 2015 the total fair value of our investment portfolio, excluding cash and cash equivalents, was $4.6 billion. In addition, at June 30, 2015 our total assets included approximately $216 million of cash and cash equivalents as shown on our consolidated balance sheets. At June 30, 2015, all of our fixed maturity securities were investment grade securities. The composition of ratings at June 30, 2015, December 31, 2014 and June 30, 2014 are shown in the table below.

Investment Portfolio Ratings	June 30, 2015	December 31, 2014	June 30, 2014

AAA	25%	31%	37%
AA	22%	17%	17%
A	35%	35%	30%
BBB	18%	17%	16%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

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

We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issuer and limit the types of eligible investments. At June 30, 2015, the modified duration of our fixed income investment portfolio was 4.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.4% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At June 30, 2015, we had outstanding $62 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $63 million; $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $395 million; $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $837 million; and $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $512 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2015, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $45 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2014 and the first half of 2015 was approximately $4 million and $1 million, respectively, but may increase in the future.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums, net of reinsurance, that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from reinsurance agreements.

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$62 million in par value of 5.375% Senior Notes due in November 2015, with an annual interest cost of $3 million;

•	$345 million in par value of 5% Convertible Senior Notes due in 2017, with an annual interest cost of $17 million;

•	$500 million in par value of 2% Convertible Senior Notes due in 2020, with an annual interest cost of $10 million;

•	$390 million in par value of 9% Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million, and

•	other costs and operating expenses of our business.

Subject to certain limitations and restrictions prescribed under the terms of their issuances, holders of each of the convertible debt issues may convert their notes into shares of our common stock at their option, in which case our corresponding obligation will be eliminated.

We continued to experience net cash outflow from operations during the first six months of 2015. In addition to claim payments, which continue to exceed our premiums received, our principal liquidity demands include: (i) interest payments on our outstanding debt; (ii) payment of maturing debt obligations; (iii) and the payment of corporate expenses. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we generally align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries.

The following table summarizes our consolidated cash flows from operating, investing and financing activities, as well as the effects of changes in exchange rates:

	For the Six Months ended June 30,
	2015	2014
	(In thousands)
Total cash (used in) provided by:
Operating activities	(59,891)	(279,141)
Investing activities	75,211	310,816
Financing activities	2,568	(21,767)
Increase in cash and cash equivalents	$17,888	$9,908

Net cash flows used in operating activities in the first six months of 2015 decreased primarily due to a lower level of losses paid and an increase in premiums collected as our mix of single premiums written and our insurance in force increased.

Net cash flows provided by investing activities in the first six months of 2015 decreased primarily due to a decrease in net proceeds from available-for-sale securities and a reduction in restricted cash.

Net cash flows from financing activities reflect the tax benefits related to share-based compensation in the first six months of 2015 and the repayment of debt in the first six months of 2014.

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

At June 30, 2015, we had approximately $463 million in cash and investments at our holding company.

As of June 30, 2015, our holding company’s debt obligations were $1,297 million in par value, as listed above.

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

The remaining Senior Notes outstanding mature in November 2015 and we expect to settle these notes at or prior to maturity with cash on hand.

Capital Contributions to Subsidiaries

In recent years our holding company has made material contributions to our insurance operations. Any further contributions to our insurance operations or non-insurance affiliates would further decrease our holding company cash and investments. See discussion of our non-insurance contract underwriting services under “Financial Condition” above and in Note 5 – “Litigation and Contingencies” to our consolidated financial statements.

In April 2015, the GSEs issued their revised private mortgage insurer eligibility requirements, PMIERs, which will become effective on December 31, 2015. The PMIERs replace the existing financial requirements under the current GSE eligibility requirements. Under the PMIERs’ financial requirements, we will be required to maintain “Available Assets” that meet or exceed “Minimum Required Assets” that are calculated based on our book of business and a variety of factors that are designed to measure credit quality of the insured loans. During 2015, we anticipate restructuring our existing reinsurance agreement to receive substantially all of the benefit available under the PMIERs and transferring assets from MGIC’s MIC subsidiary, which we expect will allow our MGIC subsidiary to meet the revised capital requirements on their effective date.

While we expect to meet the capital requirements under PMIERs prior to their effective date, our capital requirements under such standards may increase in the future because the GSEs have indicated that the tables of factors used to determine the Minimum Required Assets will be updated every two years, or more frequently, to reflect changes in macroeconomic conditions or loan performance. Our plan is to maintain continual compliance with the existing PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company’s resources, as outlined above. In addition, we could seek non-dilutive debt capital to mitigate a capital shortfall under PMIERs.

See “Overview – Capital” above for further discussion of the GSE financial requirements and our capital position as of June 30, 2015, as well as the risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” for factors that may negatively impact our compliance.

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

The premium deficiency reserve discussed in Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses on our total in force book, so no deficiency is recorded on a statutory or GAAP basis as of June 30, 2015. On a GAAP basis, contingency loss reserves are not established and thus not considered when calculating premium deficiency reserve and policies are grouped based on how they are acquired, serviced and measured.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	June 30, 2015	December 31, 2014
	(In millions, except ratio)

Risk in force - net (1)	$26,621	$25,735

Statutory policyholders' surplus	$1,546	$1,518
Statutory contingency reserve	471	247

Statutory policyholders' position	$2,017	$1,765

Risk-to-capital	13.2:1	14.6:1

(1)	Risk in force – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	June 30, 2015	December 31, 2014
	(In millions, except ratio)

Risk in force - net (1)	$32,233	$31,272

Statutory policyholders' surplus	$1,613	$1,585
Statutory contingency reserve	571	318

Statutory policyholders' position	$2,184	$1,903

Risk-to-capital	14.8:1	16.4:1

(1)	Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($3.3 billion at June 30, 2015 and $3.8 billion at December 31, 2014) for which loss reserves have been established.

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

Contractual Obligations

At June 30, 2015, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$3,065	$126	$452	$590	$1,897
Operating lease obligations	3	1	2	-	-
Tax obligations	19	-	19	-	-
Purchase obligations	3	2	1	-	-
Pension, SERP and other post-retirement plans	272	24	49	55	144
Other long-term liabilities	2,111	992	802	317	-
Total	$5,473	$1,145	$1,325	$962	$2,041

Our long-term debt obligations at June 30, 2015 include, $61.9 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2015, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issuer and limit the types of eligible investments. At June 30, 2015, the modified duration of our fixed income investment portfolio was 4.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.4% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

In December 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. In October 2011, the United States District Court for the Northern District of California (the “District Court”), to which the case had been removed, entered an order staying the litigation in favor of the arbitration proceeding we commenced against Countrywide in February 2010. In these proceedings, Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through September 30, 2013, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with the mediation referred to below, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement.

We held a mediation to resolve this dispute and in 2013, MGIC entered into separate settlement agreements with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA”), pursuant to which the parties agreed to settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended, the “Agreements”). The original Agreements are described in our Form 8-K filed with the SEC on April 25, 2013 and are filed as exhibits to that Form 8‑K. Amendments to the Agreement with BANA were filed with our Forms 10-Q for the quarters ended September 30, 2013 and June 30, 2014. The Company has filed with its periodic reports from time to time various amendments to the Agreement with CHL. On March 2, 2015, the parties to the Agreement with CHL amended and restated that Agreement. The amended and restated Agreement is described in our Form 8-K filed March 5, 2015 and is filed as an exhibit to that Form 8-K. Certain portions of the Agreements are redacted and covered by confidential treatment requests that have been granted.

The Agreement with BANA covered loans purchased by the GSEs. That original Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission.

The Agreement with CHL covered loans that were purchased by non-GSE investors, including securitization trusts. The original Agreement addressed rescission and denial rights; the amended and restated Agreement also addresses curtailment rights. Implementation of that Agreement occurred in June 2015 with respect to loans for which consent to the Agreement was received.

The estimated impact of the Agreements has been recorded in our financial statements. The pending arbitration proceedings concerning the loans covered by the Agreements have been dismissed, the mutual releases regarding loans for which consent was received have become effective and the litigation between the parties regarding loans covered by the Agreements was dismissed by the District Court on July 10, 2015. Consent was received for approximately 89% of the dollar amount of exposure on loans covered by the Agreement with CHL; the holders of loans that did not consent retain their rights to assert claims with respect to such loans.

Item 1 A.	Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We expect that MGIC will be in compliance with the PMIERs, including the GSE Financial Requirements, when they become effective. This expectation is based on our interpretation of the GSE Financial Requirements and assumes that the risk in force and assets of MGIC’s MIC subsidiary will be repatriated to MGIC and that we will receive substantially all of the benefit available under the PMIERs for our existing reinsurance transaction, upon the effectiveness of its restructure, which has been agreed between MGIC and the reinsurers, subject to final documentation. Fannie Mae and the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) have each approved the restructured transaction; however, its effectiveness remains subject to approval by Freddie Mac. Although it has not yet been approved, Freddie Mac has not raised material objections to the restructured transaction.

If additional Available Assets are required, we believe that a portion of our holding company’s $463 million of cash and investments at June 30, 2015, may be available for future contribution to MGIC.

Factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements before their effective date include the following:

•	Freddie Mac may not approve our restructured reinsurance transaction or allow the amount of benefit we expect under the GSE Financial Requirements.

•	We may not obtain regulatory authorization to transfer assets from MIC to MGIC to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in MIC higher than we are assuming.

•	MGIC may not receive additional capital contributions from our holding company due to competing demands on the holding company resources, including for repayment of debt.

•	Our future operating results may be negatively impacted by the matters discussed in the rest of these risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby increasing our shortfall in Available Assets.

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

The level of competition within the private mortgage insurance industry is intense and is not expected to diminish. Price competition has been present for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. Currently, we are seeing price competition in the form of lender-paid single premium programs customized for individual lenders by using a rate card’s authority to set premiums or adjust premiums on individual loans within a range of premiums. This has resulted in rates materially discounted from those on the standard rate card (i.e., one that does not use such authority). In June 2015, the OCI issued letters to mortgage insurers inquiring about their discounted lender paid mortgage insurance practices. During most of 2013, when almost all of our lender-paid single premium rates were above those most commonly used in the market, lender-paid single premium policies were approximately 4% of our total new insurance written; they were approximately 11% in 2014, 20% in the first quarter of 2015 and 17% in the second quarter of 2015. The increases compared to 2014 were primarily a result of us selectively matching reduced rates. Prior to the fourth quarter of 2014, we did not use our rate card’s authority to adjust premiums to offer significant discounts from our standard lender-paid single premium policy rate card. The average discount from our rate card on lender-paid single premium policies was 5% in the fourth quarter of 2014, 13% in the first quarter of 2015 and 11% in the second quarter of 2015. Given the current pricing environment, an increase in the percentage of business written as lender-paid single premium policies, all other things equal, will decrease our weighted average premium rates on new insurance written. If we reduce or discount prices on any premium plan in response to future price competition, all other things equal, it will decrease our weighted average premium rates.

On June 30, 2015, the GSEs announced a modification to the PMIERs that will increase the Minimum Required Assets that must be maintained by a private mortgage insurer for loans dated on or after January 1, 2016, that are insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination under the Homeowners Protection Act (“HPA”) or an automatic termination consistent with HPA’s termination requirements for borrower-paid mortgage insurance. The modification may reduce our future returns because we will be required to maintain more Available Assets in connection with a portion of our business.

During 2014 and the first half of 2015, approximately 4% and 5%, respectively, of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including premium rates higher than can be obtained from competitors, tightening of and adherence to our underwriting requirements, which may result in our declining to insure some of the loans originated by our customers, and insurance rescissions that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions.

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

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2014 and the first half of 2015, curtailments reduced our average claim paid by approximately 6.7% and 7.4%, respectively. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

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

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. Certain settlements require GSE approval. The GSEs consented to our settlement agreements with Countrywide, as discussed below, but there is no guarantee they will approve others. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

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

In December 2009, we entered into legal proceedings with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.)

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties agreed to settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended from time to time, the “Agreements”). The Agreement with BANA covers loans purchased by the GSEs. That original Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission.

On March 2, 2015, the parties to the Agreement with CHL amended and restated that Agreement. The amended and restated Agreement is described in our Form 8-K filed March 5, 2015 and is filed as an exhibit to that Form 8-K. Certain portions of the Agreements are redacted and covered by confidential treatment requests that have been granted. The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts. The original Agreement addressed rescission and denial rights; the amended and restated Agreement also addresses curtailment rights. Implementation of that Agreement occurred in June 2015 with respect to loans for which consent to the Agreement was received.

The estimated impact of the Agreements has been recorded in our financial statements. The pending arbitration proceedings concerning the loans covered by the Agreements have been dismissed, the mutual releases regarding loans for which consent was received have become effective and the litigation between the parties regarding loans covered by the Agreements has been dismissed. Consent was received for approximately 89% of the dollar amount of exposure on loans covered by the Agreement with CHL; the holders of loans that did not consent retain their rights to assert claims with respect to such loans.

The estimated impact of other probable settlements has also been recorded in our financial statements. The estimated impact that we recorded for other probable settlements is our best estimate of our loss from these matters. We estimate that as of June 30, 2015, the maximum exposure above the best estimate provision we recorded is $122 million. If we are not able to implement the other settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

We are involved in discussions and consensual proceedings with insureds with respect to our claims paying practices. In addition, holders of loans that did not consent to the Agreement with CHL may bring legal proceedings against MGIC with respect to such loans. Although it is reasonably possible that when these discussions or proceedings are completed we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these discussions and proceedings to be approximately $218 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, was named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. As of the end of the first quarter of 2015, MGIC has been dismissed from all twelve cases. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

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

We received requests from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions. In June 2015, MGIC executed a Consent Order with the MN Department that resolved the MN Department’s investigation of captive reinsurance matters without making any findings of wrongdoing. The Consent Order provides, among other things, that MGIC is prohibited from entering into any new captive reinsurance agreement or reinsuring any new loans under any existing captive reinsurance agreement for a period of ten years.

We also received a request in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation.

Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief in connection with alleged violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”). Our subsidiary, as a shareholder of MERS, had been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. As of June 5, 2015, all of these lawsuits have been dismissed without any further opportunity to appeal.

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

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of June 30, 2015, approximately 17.4% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 5.2% had FICO credit scores below 620, and 5.2% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material number of these loans were originated in 2005 — 2007 or the first half of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (2) to the composition of primary default inventory table under “Results of Consolidated Operations – Losses – Losses incurred” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Minimum Required Assets for purposes of the GSE Financial Requirements are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering loan-to-value ratio, credit score, vintage, HARP status and delinquency status; and whether the loans were insured under lender paid mortgage insurance policies or other policies that are not subject to automatic termination consistent with the Homeowners Protection Act’s requirements for borrower paid mortgage insurance. Therefore, if our direct risk-in-force increases through increases in new insurance written, or if our mix of business changes to include loans with higher loan-to-value ratios or lower credit scores, for example, or if we insure more loans under lender paid mortgage insurance policies, we will be required to hold more Available Assets in order to maintain GSE eligibility.

From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. In 2013, we liberalized our underwriting guidelines somewhat, in part through aligning most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the liberalization of our underwriting requirements and other factors, our business written beginning in the second half of 2013 is expected to have a somewhat higher claim incidence than business written in 2009 through the first half of 2013. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2014 and the first half of 2015.

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

As noted above in our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility,” we entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that we anticipate will be restructured. Although the transaction, as currently structured and as proposed to be restructured, reduces our premiums, it has a lesser impact on our overall results, as losses ceded under the transaction reduce our losses incurred and the ceding commission we receive reduces our underwriting expenses. The net cost of reinsurance, with respect to a covered loan, is 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loan with reinsurance by our direct (that is, without reinsurance) premiums from such loan. This percentage cost will be the same under our restructured reinsurance agreement. Examples that illustrate the net cost of our reinsurance agreements, assuming loss ratios of 10%, 20% and 60%, are shown of pages 8-10 of Exhibit 99 to our Current Report on Form 8-K, filed August 10, 2015; this Exhibit is furnished and not filed, and our referring to it here does not change such status. Although the net economic cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses. We expect that the anticipated restructuring of the reinsurance transaction will have the effect of reducing our premium yield for the remainder of 2015 and into 2016.

In addition to the effect of reinsurance on our premium yield, we expect a modest decline in premium yield resulting from the premium rates themselves: the books we wrote before 2009, which have a higher average premium rate than subsequent business, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date. However, under the terms of the HARP refinance program, the initial ten-year period was reset to begin as of the date of the HARP transaction. As of June 30, 2015, approximately 22%, 26%, 35%, and 50% of the in force from 2005, 2006, 2007, and 2008 respectively, has been reported to us as utilizing the HARP program.

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

To comply with requirements of the GSEs, in 2014 we introduced a new master policy. Our rescission rights under our new master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our new master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, was written under our new master policy. As of June 30, 2015, approximately 39% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our new master policy.

As of June 30, 2015, approximately 2.6% of our primary risk in force consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 10, 2015.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit

4.1
Amended and Restated Rights Agreement, dated as of July 23, 2015, between MGIC Investment Corporation and Wells Fargo Bank, National Association, which includes as Exhibit A thereto the Form of Right Certificate, as Exhibit B thereto the Summary of Rights to Purchase Common Shares, and as Exhibit C thereto the Form of Representation and Request Letter (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed July 24, 2015)

10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its April 23, 2015 Annual Meeting of Shareholders) *

10.17
Amended & Restated Confidential Settlement Agreement and Release dated as of March 2, 2015 (“A&R Agreement”), by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the A&R Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 5, 2015) **

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being "filed")

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan.

**	Certain portions of this Exhibit is redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.