Form 10-Q
period 2015-09-30
MGIC INVESTMENT CORP
filed 2015-11-06
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	October 30, 2015	339,656,530

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

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS	(In thousands)
Investment Portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2015 - $4,598,347; 2014 - $4,602,514)	$4,588,331	$4,609,614
Equity securities	5,634	3,055
Total investment portfolio	4,593,965	4,612,669
Cash and cash equivalents	384,536	197,882
Restricted cash and cash equivalents (note 1)	—	17,212
Accrued investment income	36,861	30,518
Prepaid reinsurance premiums	187	47,623
Reinsurance recoverable on loss reserves	38,748	57,841
Reinsurance recoverable on paid losses	4,275	6,424
Premiums receivable	51,579	57,442
Home office and equipment, net	29,265	28,693
Deferred insurance policy acquisition costs	14,997	12,240
Profit commission receivable (note 4)	—	91,500
Deferred income taxes, net (note 11)	758,851	—
Other assets	94,886	106,390
Total assets	$6,008,150	$5,266,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$1,979,943	$2,396,807
Premium deficiency reserve (note 13)	—	23,751
Unearned premiums	265,119	203,414
Senior notes (note 3)	61,953	61,918
Convertible senior notes (note 3)	845,000	845,000
Convertible junior debentures (note 3)	389,522	389,522
Other liabilities	318,094	309,119
Total liabilities	3,859,631	4,229,531
Contingencies (note 5)
Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2015 - 340,091; 2014 - 340,047; shares outstanding 2015 - 339,651; 2014 - 338,560)	340,091	340,047
Paid-in capital	1,667,307	1,663,592
Treasury stock (shares at cost 2015 - 440; 2014 - 1,487)	(3,362)	(32,937)
Accumulated other comprehensive loss, net of tax (note 9)	(43,147)	(81,341)
Retained earnings (deficit)	187,630	(852,458)
Total shareholders' equity	2,148,519	1,036,903
Total liabilities and shareholders' equity	$6,008,150	$5,266,434
See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$273,803	$255,041	$800,619	$740,479
Assumed	285	400	931	1,281
Ceded (note 4)	43,897	(32,536)	(22,334)	(87,450)
Net premiums written	317,985	222,905	779,216	654,310
Increase in unearned premiums, net	(78,751)	(13,870)	(109,186)	(23,528)
Net premiums earned	239,234	209,035	670,030	630,782
Investment income, net of expenses	25,939	22,355	75,815	63,691
Net realized investment gains (losses):
Total other-than-temporary impairment losses	—	—	—	—
Portion of losses recognized in comprehensive income, before taxes	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	—
Other realized investment gains	640	632	27,133	923
Net realized investment gains	640	632	27,133	923
Other revenue	3,698	3,093	9,877	6,037
Total revenues	269,511	235,115	782,855	701,433

Losses and expenses:
Losses incurred, net (note 12)	76,458	115,254	248,481	379,003
Change in premium deficiency reserve (note 13)	—	(6,744)	(23,751)	(19,750)
Amortization of deferred policy acquisition costs	2,368	2,096	6,191	5,191
Other underwriting and operating expenses, net	46,075	34,882	121,152	105,101
Interest expense	17,362	17,361	52,097	52,274
Total losses and expenses	142,263	162,849	404,170	521,819

Income before tax	127,248	72,266	378,685	179,614
(Benefit from) provision for income taxes (note 11)	(695,604)	249	(690,897)	2,093

Net income	$822,852	$72,017	$1,069,582	$177,521

Income per share (note 6)
Basic	$2.42	$0.21	$3.15	$0.52
Diluted	$1.78	$0.18	$2.35	$0.45

Weighted average common shares outstanding - basic (note 6)	339,701	338,626	339,504	338,488
Weighted average common shares outstanding - diluted (note 6)	468,149	413,576	468,097	413,473

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$822,852	$72,017	$1,069,582	$177,521

Other comprehensive income (loss), net of tax (note 9):

Change in unrealized investment gains and losses (note 7)	95,295	(17,301)	51,212	66,798

Benefit plan adjustments	(7,355)	(1,732)	(8,447)	(5,198)

Foreign currency translation adjustment	(2,947)	(2,490)	(4,571)	(650)

Other comprehensive income (loss), net of tax	84,993	(21,523)	38,194	60,950

Comprehensive income	$907,845	$50,494	$1,107,776	$238,471

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Common stock
Balance, beginning of period	$340,047	$340,047
Net common stock issued under share-based compensation plans	44	—
Balance, end of period	340,091	340,047

Paid-in capital
Balance, beginning of period	1,663,592	1,661,269
Net common stock issued under share-based compensation plans	(446)	—
Reissuance of treasury stock, net	(6,894)	(6,680)
Tax benefit from share-based compensation	2,113	—
Equity compensation	8,942	6,472
Balance, end of period	1,667,307	1,661,061

Treasury stock
Balance, beginning of period	(32,937)	(64,435)
Reissuance of treasury stock, net	29,575	31,498
Balance, end of period	(3,362)	(32,937)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(81,341)	(117,726)
Other comprehensive income	38,194	60,950
Balance, end of period	(43,147)	(56,776)

Retained earnings (deficit)
Balance, beginning of period	(852,458)	(1,074,617)
Net income	1,069,582	177,521
Reissuance of treasury stock, net	(29,494)	(29,791)
Balance, end of period	187,630	(926,887)

Total shareholders' equity	$2,148,519	$984,508

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$1,069,582	$177,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,361	38,229
Deferred tax (benefit) expense	(698,177)	336
Realized investment gains, net	(27,133)	(923)
Loss on repurchases of senior notes	—	837
Excess tax benefits related to share-based compensation	(2,113)	—
Other	(21,795)	19,845
Change in certain assets and liabilities:
Accrued investment income	(6,343)	1,177
Prepaid insurance premium	47,436	(7,987)
Reinsurance recoverable on loss reserves	19,093	6,187
Reinsurance recoverable on paid losses	2,149	3,975
Premium receivable	5,863	1,971
Deferred insurance policy acquisition costs	(2,757)	(1,929)
Profit commission receivable	91,500	(66,584)
Real estate	2,574	(3,285)
Loss reserves	(416,864)	(533,819)
Premium deficiency reserve	(23,751)	(19,750)
Unearned premiums	61,705	31,513
Return premium accrual	(6,400)	16,200
Income taxes payable - current	2,101	(1,180)
Net cash provided by (used in) operating activities	135,031	(337,666)

Cash flows from investing activities:
Purchases of investments:
Fixed maturities	(1,970,402)	(1,549,883)
Equity securities	(2,593)	(59)
Proceeds from sales of fixed maturities	1,527,680	902,660
Proceeds from maturity of fixed maturities	432,328	914,465
Net increase in payable for securities	48,120	7,245
Net decrease in restricted cash	17,212	233
Additions to property and equipment	(2,835)	(3,998)
Net cash provided by investing activities	49,510	270,663

Cash flows from financing activities:
Repayment of long-term debt	—	(21,767)
Excess tax benefits related to share-based compensation	2,113	—
Net cash provided by (used in) financing activities	2,113	(21,767)

Net increase (decrease) in cash and cash equivalents	186,654	(88,770)
Cash and cash equivalents at beginning of period	197,882	332,692
Cash and cash equivalents at end of period	$384,536	$243,922
See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Capital - GSEs

Since 2008, substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac (the “GSEs”). In April 2015, the GSEs each released revised private mortgage insurer eligibility requirements (the “PMIERs”) that become effective December 31, 2015. The PMIERs include revised financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

Based on our interpretation of the PMIERs, we expect that MGIC will be in compliance with the PMIERs when they become effective. This expectation reflects, among other things, that the GSEs have allowed full credit under the PMIERs for the risk ceded under our restructured quota share reinsurance transaction. In the third quarter of 2015, the restructured transaction became effective after being approved by each of the GSEs and the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). The GSEs’ ongoing approval of the transaction is subject to several conditions and the transaction will be reviewed under the PMIERs at least annually by the GSEs.

We expect to increase our Available Assets in the future by repatriating to MGIC certain assets of MGIC's MIC subsidiary. If additional Available Assets are required in the future, we believe that a portion of our holding company’s cash and investments may be available for future contribution to MGIC.

Factors that may negatively impact MGIC’s ability to comply with the PMIERs after their effective date include the following:

•	The GSEs may reduce the amount of credit they allow under the PMIERs for the risk ceded under our quota share reinsurance transaction.

•
We may not obtain regulatory authorization to repatriate assets from MIC to MGIC to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in MIC higher than we are assuming.

•	MGIC may not receive additional capital contributions from our holding company due to competing demands on the holding company resources, including for repayment of debt.

•
Our future operating results may be negatively impacted by the matters discussed in the rest of these footnotes. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby creating a shortfall in

Available Assets.

There can be no assurance that the GSEs will not make the PMIERs more onerous in the future; in this regard, the PMIERs provide that the tables of factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

While on an overall basis, the amount of Available Assets we must hold in order to continue to insure GSE loans has increased under the PMIERs over what state regulation currently provides, our reinsurance transaction mitigates the negative effect of the PMIERs on our returns. In this regard, see the first bullet point above.

See additional disclosure regarding statutory capital in Note 16 – “Statutory Capital.”

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2014 amounts to conform to 2015 presentation. For the nine months ended September 30, 2014 cash used for additions to property and equipment was previously presented as “Other” within cash flows from operating activities and is presented separately as “Additions to property and equipment” within cash flows from investing activities as of September 30, 2015. This revision is not material to amounts reported or disclosed by us in prior periods.

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

Subsequent events

We have considered subsequent events through the date of this filing. As discussed in Note 3 – "Debt" we have repaid our Senior Notes that matured on November 1, 2015 in the amount of $61.9 million.

Note 2 – New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, our fee income related to contract underwriting and other fee-based services provided to lenders will be subject to this guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption for reporting periods beginning after December 15, 2016 permitted. We are currently evaluating the impact of this update, but it is not expected to have a significant impact on our consolidated financial statements and disclosures.

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

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity's ability to underwrite and anticipate costs associated with claims. The disclosures include information about incurred and paid claims development by accident year, on a net of reinsurance basis, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting periods is considered supplementary information. The expanded disclosures also include more transparent information about significant changes in methodologies and assumptions used to estimate claims, and the timing, frequency, and severity of claims. The disclosures required by this update are effective for annual periods beginning after December 31, 2015, and interim periods within annual periods beginning after December 31, 2016, and is to be applied retrospectively. We are evaluating the impact, if any, of the new disclosure requirements.

Note 3 – Debt

Long-term debt as of September 30, 2015 and December 31, 2014 consists of the following obligations.

	September 30, 2015	December 31, 2014
	(In millions)
Senior Notes, interest at 5.375% per annum, due November 2015	$61.9	$61.9
Convertible Senior Notes, interest at 5% per annum, due May 2017 (1)	345.0	345.0
Convertible Senior Notes, interest at 2% per annum, due April 2020 (2) (3)	500.0	500.0
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063 (4)	389.5	389.5
Total debt	1,296.4	1,296.4
Less current portion of debt	(61.9)	(61.9)
Total long-term debt	$1,234.5	$1,234.5

(1)
Convertible at any time prior to maturity at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.44 per share.

(2)
Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The 2% Notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount, representing an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. Our common stock price was greater than or equal to 130% of the applicable conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, September 30, 2015.

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

Interest payments on our existing debt obligations appear below.

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Senior Notes, interest at 5.375% per annum, due November 2015	$1.7	$1.7
Convertible Senior Notes, interest at 5% per annum, due May 2017	8.6	8.6
Convertible Senior Notes, interest at 2% per annum, due April 2020	5.0	5.0
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063	17.5	17.5
Total interest payments	$32.8	$32.8

The Senior Notes, Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. We repaid our Senior Notes on November 2, 2015 in the amount of $61.9 million with MGIC Investment Corporation cash on hand. The repayment of our Senior Notes had no significant impact on our liquidity or financial position. As of September 30, 2015, we had approximately $469 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $0.4 million as of September 30, 2015. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.9 years at September 30, 2015.

Note 4 – Reinsurance

Effective July 1, 2015, we settled our 2013 quota share reinsurance agreement ("2013 QSR Transaction") by commutation. The settlement included any premiums, losses, and profit commission. The commutation resulted in an increase in net premiums written and earned of $69.4 million and $11.6 million, respectively, and a decrease in ceding commissions of $11.6 million in the third quarter of 2015. Receipt of our profit commission of $142.5 million, in addition to other premium and loss amounts, was also completed as part of the settlement.

Effective July 1, 2015, we entered into a quota share reinsurance agreement ("2015 QSR Transaction") with a group of unaffiliated reinsurers that are the same as our 2013 QSR Transaction. Each of the reinsurers has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both. The 2015 QSR Transaction will provide coverage on policies that were in the 2013 QSR Transaction with some exclusions; additional qualifying in force policies as of the agreement effective date which either had no history of defaults, or where a single default has been cured for twelve or more months at the agreement effective date; and all qualifying new insurance written through December 31, 2016. The agreement will provide coverage on losses incurred on or after the effective date with renewal premium through December 31, 2024, at which time the agreement expires. The 2015 QSR Transaction increases the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice. Further, at our sole discretion we may elect to terminate the agreement if we will receive less than 90% of the full PMIERs credit amount for the risk ceded under the 2015 QSR Transaction in any required calculation period. The structure of the 2015 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2015 QSR Transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%.

A summary of our quota share reinsurance agreements, excluding captive agreements, appears below.

	2013 QSR Transaction
	Three Months Ended September 30,		Nine months ended September 30,
	2015 (1)	2014	2015 (1)	2014
	(In thousands)
Ceded premiums written, net of profit commission	$(69,410)	$27,725	$(11,355)	$72,414

Ceded premiums earned, net of profit commission	(11,568)	23,736	35,999	64,330

Ceded losses incurred	—	4,689	6,060	10,347

Ceding commissions (2)	(11,568)	9,922	10,235	27,800

Ceded unearned premiums	—	39,946	—	43,935

Profit commission	11,568	21,887	62,525	66,584

(1) The three and nine months ended September 30, 2015 include the non-recurring impact of commuting our 2013 QSR Transaction in the third quarter. The commutation had no impact on ceded losses incurred.
(2) Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

2015 QSR Transaction
Three and Nine Months Ended September 30,
2015
(In thousands)
Ceded premiums written, net of profit commission (1)	$22,626

Ceded premiums earned, net of profit commission (1)	22,626

Ceded losses incurred	4,236

Ceding commissions (2)	9,195

Profit commission	23,347

(1) As of July 1, 2015 premiums are ceded on an earned and received basis as defined in our 2015 QSR Transaction.
(2) Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of 2015 QSR Transaction, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The reinsurance premium due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheet. For periods ending June 30, 2015 and prior, the profit commission accrued has been reported separately on the consolidated balance sheet. As of December 31, 2014, we had accrued a profit commission receivable of $91.5 million.

In the past, MGIC also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) in 2013 and with the Minnesota Department of Commerce (the “MN Department”) in June 2015, discussed in Note 5 – “Litigation and Contingencies” MGIC has agreed to not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years subsequent to the respective settlements. In accordance with the CFPB settlement, all of our active captive arrangements were placed into run-off. In addition, at the time PMIERs become effective on December 31, 2015 the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise.

Captive agreements were generally written on an annual book of business and each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts, and the trust accounts are made up of capital deposits by the captive reinsurers, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $34 million at September 30, 2015 which was supported by $159 million of trust assets, while at December 31, 2014, the reinsurance recoverable on loss reserves related to captive agreements was $45 million, which was supported by $198 million of trust assets.

Note 5 – Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2014 and the first three quarters of 2015, curtailments reduced our average claim paid by approximately 6.7% and 7.0%, respectively. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as "rescissions" and variations of that term.) In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010 and have not significantly mitigated our incurred losses since then. Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. Certain settlements require GSE approval. The GSEs consented to two settlement agreements we entered into with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”), but there is no guarantee they will approve others. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

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

Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes even though discussions and legal proceedings may have been initiated and are ongoing. Under ASC 450-20, an estimated loss from such discussions and proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.

In December 2009, we entered into legal proceedings with Countrywide in which Countrywide alleged that MGIC denied valid mortgage insurance claims. In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties agreed to settle the Countrywide litigation as it relates to MGIC’s rescission practices (as amended from time to time, the “Agreements”). The Agreement with BANA covers loans purchased by the GSEs. That original Agreement was implemented beginning in November 2013 and we resolved all related suspended rescissions in November and December 2013 by paying the associated claim or processing the rescission.

On March 2, 2015, the parties to the Agreement with CHL amended and restated that Agreement. The Agreement with CHL covers loans that were purchased by non-GSE investors, including securitization trusts. The original Agreement addressed rescission and denial rights; the amended and restated Agreement also addressed curtailment rights. Implementation of that Agreement occurred in June 2015 with respect to loans for which consent to the Agreement was received.

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

The estimated impact that we have recorded for probable settlements, including those that have been implemented, is our best estimate of our loss from these matters. We estimate that as of September 30, 2015, the maximum exposure above the best estimate provision we recorded is $124.9 million. If we are not able to implement settlements we consider probable that have not yet been implemented, we intend to defend MGIC vigorously against any related legal proceedings.

The flow policies at issue with Countrywide are in the same form as the flow policies that we used with all of our customers during the period covered by the Agreements, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions.

In addition to the discussions and/or proceedings for which we have recorded a loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. In addition, holders of loans covered by our previously disclosed and implemented settlement agreement with CHL that did not consent to that agreement (approximately 11% of the dollar amount of exposure under that agreement) may bring legal proceedings against MGIC with respect to such loans. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with these matters to be approximately $202.5 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

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

We received requests from the Minnesota Department of Commerce (the “MN Department”) beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC provided information on several occasions. In June 2015, MGIC executed a Consent Order with the MN Department that resolved the MN Department’s investigation of captive reinsurance matters without making any findings of wrongdoing. The Consent Order provided, among other things, that MGIC is prohibited from entering into any new captive reinsurance agreement or reinsuring any new loans under any existing captive reinsurance agreement for a period of ten years.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The underwriting remedy expense for 2014 and the first nine months of 2015 was approximately $4 million and $1 million, respectively, but may increase in the future.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data and as otherwise noted)
Basic earnings per share:

Net income	$822,852	$72,017	$1,069,582	$177,521

Weighted average common shares outstanding	339,701	338,626	339,504	338,488

Basic income per share	$2.42	$0.21	$3.15	$0.52

Diluted earnings per share:

Net income	$822,852	$72,017	$1,069,582	$177,521

Interest expense, net of tax (1):
2% Convertible Senior Notes due 2020	1,982	3,049	5,946	9,148
5% Convertible Senior Notes due 2017	3,050	—	9,150	—
9% Convertible Junior Subordinated Debentures due 2063	5,697	—	17,090	—

Diluted income available to common shareholders	$833,581	$75,066	$1,101,768	$186,669

Weighted average shares - basic	339,701	338,626	339,504	338,488

Effect of dilutive securities:
Unvested restricted stock units	1,983	3,008	2,128	3,043
2% Convertible Senior Notes due 2020	71,942	71,942	71,942	71,942
5% Convertible Senior Notes due 2017	25,670	—	25,670	—
9% Convertible Junior Subordinated Debentures due 2063	28,853	—	28,853	—

Weighted average shares - diluted	468,149	413,576	468,097	413,473

Diluted income per share	$1.78	$0.18	$2.35	$0.45

Antidilutive securities (in millions)	—	54.5	—	54.5
(1) Due to the valuation allowance recorded against deferred tax assets, the three and nine months ended September 30, 2014 were not tax effected. The three and nine months ended September 30, 2015 have been tax effected at a rate of 35%.

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2015 and December 31, 2014 are shown below.

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$104,419	$2,287	$(1,740)	$104,966
Obligations of U.S. states and political subdivisions	1,595,458	24,306	(7,243)	1,612,521
Corporate debt securities	2,142,500	7,722	(29,650)	2,120,572
Asset-backed securities	132,271	346	(80)	132,537
Residential mortgage-backed securities	278,737	275	(7,541)	271,471
Commercial mortgage-backed securities	253,143	1,048	(1,504)	252,687
Collateralized loan obligations	61,342	—	(1,056)	60,286
Debt securities issued by foreign sovereign governments	30,477	2,876	(62)	33,291
Total debt securities	4,598,347	38,860	(48,876)	4,588,331
Equity securities	5,595	52	(13)	5,634

Total investment portfolio	$4,603,942	$38,912	$(48,889)	$4,593,965

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$349,153	$2,752	$(5,130)	$346,775
Obligations of U.S. states and political subdivisions	844,942	12,961	(2,761)	855,142
Corporate debt securities	2,418,991	16,325	(10,035)	2,425,281
Asset-backed securities	286,260	535	(140)	286,655
Residential mortgage-backed securities	329,983	254	(9,000)	321,237
Commercial mortgage-backed securities	276,215	1,221	(2,158)	275,278
Collateralized loan obligations	61,340	—	(1,264)	60,076
Debt securities issued by foreign sovereign governments	35,630	3,540	—	39,170
Total debt securities	4,602,514	37,588	(30,488)	4,609,614
Equity securities	3,003	61	(9)	3,055

Total investment portfolio	$4,605,517	$37,649	$(30,497)	$4,612,669

(1)	At September 30, 2015 and December 31, 2014, there were no other-than-temporary impairment losses recorded in other comprehensive income.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 86% of the market value of our foreign investments with the remainder invested in corporate securities and cash equivalents with allocations of 10% and 4%, respectively. Eighty-seven percent of the Australian portfolio is rated AAA or its equivalent, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 13% is rated AA or its equivalent.

The amortized cost and fair values of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

September 30, 2015	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$191,371	$192,007
Due after one year through five years	1,611,819	1,622,178
Due after five years through ten years	1,130,625	1,113,217
Due after ten years	939,039	943,948

	$3,872,854	$3,871,350

Asset-backed securities	132,271	132,537
Residential mortgage-backed securities	278,737	271,471
Commercial mortgage-backed securities	253,143	252,687
Collateralized loan obligations	61,342	60,286

Total at September 30, 2015	$4,598,347	$4,588,331

At September 30, 2015 and December 31, 2014, the investment portfolio had gross unrealized losses of $48.9 million and $30.5 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$25,781	$295	$15,534	$1,445	$41,315	$1,740
Obligations of U.S. states and political subdivisions	231,647	6,626	43,865	617	275,512	7,243
Corporate debt securities	1,045,477	27,190	140,995	2,460	1,186,472	29,650
Asset-backed securities	36,920	64	5,567	16	42,487	80
Residential mortgage-backed securities	39,870	414	201,435	7,127	241,305	7,541
Commercial mortgage-backed securities	74,403	698	79,411	806	153,814	1,504
Collateralized loan obligations	—	—	60,286	1,056	60,286	1,056
Foreign government securities	2,177	62	—	—	2,177	62
Equity securities	319	4	173	9	492	13

Total	$1,456,594	$35,353	$547,266	$13,536	$2,003,860	$48,889

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,166	$138	$232,351	$4,992	$290,517	$5,130
Obligations of U.S. states and political subdivisions	166,408	1,066	114,465	1,695	280,873	2,761
Corporate debt securities	816,555	5,259	243,208	4,776	1,059,763	10,035
Asset-backed securities	54,491	80	11,895	60	66,386	140
Residential mortgage-backed securities	24,168	34	263,002	8,966	287,170	9,000
Commercial mortgage-backed securities	89,301	810	110,652	1,348	199,953	2,158
Collateralized loan obligations	—	—	60,076	1,264	60,076	1,264
Equity securities	167	1	235	8	402	9

Total	$1,209,256	$7,388	$1,035,884	$23,109	$2,245,140	$30,497

The unrealized losses in all categories of our investments at September 30, 2015 and December 31, 2014 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase. There were 369 and 423 securities in an unrealized loss position at September 30, 2015 and December 31, 2014, respectively.

During each of the three and nine months ended September 30, 2015 and 2014 there were no other-than-temporary impairments (“OTTI”) recognized.   The net realized investment gains (losses) on the investment portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Realized investment gains (losses) on investments:
Fixed maturities	$638	$629	$27,123	$755
Equity securities	2	3	10	168
Net realized investment gains	$640	$632	$27,133	$923

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Realized investment gains (losses) on investments:
Gains on sales	$720	$1,161	$28,711	$3,273
Losses on sales	(80)	(529)	(1,578)	(2,350)
Net realized investment gains	$640	$632	$27,133	$923

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

Level 3 – Valuations are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or are par values for equity securities restricted in their ability to be redeemed or sold. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs primarily include equity securities that can only be redeemed or sold at their par value and only to the security issuer and certain state premium tax credit investments. The state premium tax credit investments have an average maturity of less than 3 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.2%. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

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

Fair value measurements for assets measured at fair value included the following as of September 30, 2015 and December 31, 2014:

September 30, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$104,966	$18,418	$86,548	$—
Obligations of U.S. states and political subdivisions	1,612,521	—	1,611,134	1,387
Corporate debt securities	2,120,572	—	2,120,572	—
Asset-backed securities	132,537	—	132,537	—
Residential mortgage-backed securities	271,471	—	271,471	—
Commercial mortgage-backed securities	252,687	—	252,687	—
Collateralized loan obligations	60,286	—	60,286	—
Debt securities issued by foreign sovereign governments	33,291	33,291	—	—
Total debt securities	4,588,331	51,709	4,535,235	1,387
Equity securities (1)	5,634	2,778	—	2,856
Total investment portfolio	$4,593,965	$54,487	$4,535,235	$4,243
Real estate acquired (2)	$10,084	$—	$—	$10,084

December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$346,775	$188,824	$157,951	$—
Obligations of U.S. states and political subdivisions	855,142	—	853,296	1,846
Corporate debt securities	2,425,281	—	2,425,281	—
Asset-backed securities	286,655	—	286,655	—
Residential mortgage-backed securities	321,237	—	321,237	—
Commercial mortgage-backed securities	275,278	—	275,278	—
Collateralized loan obligations	60,076	—	60,076	—
Debt securities issued by foreign sovereign governments	39,170	39,170	—	—
Total debt securities	4,609,614	227,994	4,379,774	1,846
Equity securities (1)	3,055	2,734	—	321
Total investment portfolio	$4,612,669	$230,728	$4,379,774	$2,167
Real estate acquired (2)	$12,658	$—	$—	$12,658

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

There were no transfers of securities between Level 1 and Level 2 during the first nine months of 2015.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2015	$1,634	$321	$1,955	$7,995
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(1,031)
Purchases	—	2,535	2,535	9,632
Sales	(247)	—	(247)	(6,512)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at September 30, 2015	$1,387	$2,856	$4,243	$10,084

Amount of total losses included in earnings for the three months ended September 30, 2015 attributable to the change in unrealized losses on assets still held at September 30, 2015	$—	$—	$—	$—

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2014	$1,846	$321	$2,167	$12,658
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(1,503)
Purchases	7	2,535	2,542	26,346
Sales	(466)	—	(466)	(27,417)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at September 30, 2015	$1,387	$2,856	$4,243	$10,084

Amount of total losses included in earnings for the nine months ended September 30, 2015 attributable to the change in unrealized losses on assets still held at September 30, 2015	$—	$—	$—	$—

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2014	$2,231	$321	$2,552	$10,804
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(2,062)
Purchases	—	—	—	14,107
Sales	(237)	—	(237)	(6,284)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at September 30, 2014	$1,994	$321	$2,315	$16,565

Amount of total losses included in earnings for the three months ended September 30, 2014 attributable to the change in unrealized losses on assets still held at September 30, 2014	$—	$—	$—	$—

	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2013	$2,423	$321	$2,744	$13,280
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(4,378)
Purchases	30	—	30	33,484
Sales	(459)	—	(459)	(25,821)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at September 30, 2014	$1,994	$321	$2,315	$16,565

Amount of total losses included in earnings for the nine months ended September 30, 2014 attributable to the change in unrealized losses on assets still held at September 30, 2014	$—	$—	$—	$—

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

We incur financial liabilities in the normal course of our business. The following tables present the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at September 30, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such liabilities are measured on a recurring basis.

September 30, 2015	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial liabilities:
Senior Notes	$61,953	$62,027	$—	$62,027	$—
Convertible Senior Notes due 2017	345,000	366,749	—	366,749	—
Convertible Senior Notes due 2020	500,000	719,375	—	719,375	—
Convertible Junior Subordinated Debentures	389,522	485,648	—	485,648	—
Total Debt	$1,296,475	$1,633,799	$—	$1,633,799	$—

December 31, 2014	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Financial liabilities:
Senior Notes	$61,953	$63,618	$—	$63,618	$—
Convertible Senior Notes due 2017	345,000	387,997	—	387,997	—
Convertible Senior Notes due 2020	500,000	735,075	—	735,075	—
Convertible Junior Subordinated Debentures	389,522	500,201	—	500,201	—
Total Debt	$1,296,475	$1,686,891	$—	$1,686,891	$—

The fair values of our Senior Notes, Convertible Senior Notes and Debentures were determined using available pricing for these notes or debentures and are considered Level 2 securities.

Note 9 – Other Comprehensive Income

The pretax components of our other comprehensive income (loss) and the related income tax (expense) benefit for the three and nine months ended September 30, 2015 and 2014 are included in the tables below.

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Net unrealized holding gains (losses) arising during the period	$27,271	$(17,377)
Income tax (expense) benefit	(9,531)	6,069
Valuation allowance (1)	77,555	(5,993)
Net of taxes	95,295	(17,301)

Net changes in benefit plan assets and obligations	(546)	(1,732)
Income tax benefit	192	606
Valuation allowance (1)	(7,001)	(606)
Net of taxes	(7,355)	(1,732)

Net changes in unrealized foreign currency translation adjustment	(3,724)	(3,835)
Income tax benefit	1,306	1,345
Valuation allowance (1)	(529)	—
Net of taxes	(2,947)	(2,490)

Total other comprehensive income (loss)	23,001	(22,944)
Total income tax benefit, net of valuation allowance	61,992	1,421
Total other comprehensive income (loss), net of tax	$84,993	$(21,523)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net unrealized holding (losses) gains arising during the period	$(17,126)	$67,102
Income tax benefit (expense)	5,955	(23,436)
Valuation allowance (1)	62,383	23,132
Net of taxes	51,212	66,798

Net changes in benefit plan assets and obligations	(1,638)	(5,198)
Income tax benefit	574	1,819
Valuation allowance (1)	(7,383)	(1,819)
Net of taxes	(8,447)	(5,198)

Net changes in unrealized foreign currency translation adjustment	(6,228)	(1,000)
Income tax benefit	2,186	350
Valuation allowance (1)	(529)	—
Net of taxes	(4,571)	(650)

Total other comprehensive (loss) income	(24,992)	60,904
Total income tax benefit, net of valuation allowance	63,186	46
Total other comprehensive income, net of tax	$38,194	$60,950

(1) See Note 11 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive loss to our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 are included in the tables below.

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Reclassification adjustment for net realized gains (losses) included in net income	$(1,120)	$(840)
Income tax benefit	395	299
Valuation allowance	(413)	(330)
Net of taxes	(1,138)	(871)

Reclassification adjustment related to benefit plan assets and obligations	546	1,732
Income tax expense	(192)	(606)
Valuation allowance	192	606
Net of taxes	546	1,732

Total reclassifications	(574)	892
Total income tax expense, net of valuation allowance	(18)	(31)
Total reclassifications, net of tax	$(592)	$861

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Reclassification adjustment for net realized gains (losses) included in net income (1)	$10,591	$(5,725)
Income tax (expense) benefit	(3,697)	2,014
Valuation allowance	3,635	(2,075)
Net of taxes	10,529	(5,786)

Reclassification adjustment related to benefit plan assets and obligations	1,638	5,198
Income tax expense	(574)	(1,819)
Valuation allowance	574	1,819
Net of taxes	1,638	5,198

Total reclassifications	12,229	(527)
Total income tax expense, net of valuation allowance	(62)	(61)
Total reclassifications, net of tax	$12,167	$(588)

(1)
The reclassification adjustment for the nine months ended September 30, 2014 has been recast to conform to the 2015 method for determining amounts included in net income. This revision had no impact to our consolidated financial statements and is not material to amounts disclosed by us in prior periods.

Changes in our accumulated other comprehensive loss (“AOCL”), including amounts reclassified from other comprehensive income (loss), for the nine months ended September 30, 2015 are included in the table below.

	Nine Months Ended September 30, 2015
	Unrealized gains and losses on available-for- sale securities		Defined benefit plans		Foreign currency translation	Total accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2014, net of tax	$(57,551)		$(28,938)		$5,148	$(81,341)

Other comprehensive income (loss) before reclassifications	61,741		(6,809)		(4,571)	50,361

Less: Amounts reclassified from AOCL	10,529	(1)	1,638	(2)	—	12,167

Balance at September 30, 2015, net of tax	$(6,339)		$(37,385)		$577	$(43,147)

(1)	Increases Net realized investment gains on the consolidated statements of operations.

(2)	Decreases Other underwriting and operating expenses, net on the consolidated statements of operations.

Note 10 – Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2015	2014	2015	2014
	(In thousands)
Service cost	$2,564	$2,142	$208	$165
Interest cost	3,962	3,997	174	164
Expected return on plan assets	(5,278)	(5,258)	(1,248)	(1,162)
Recognized net actuarial loss (gain)	1,372	271	(44)	(109)
Amortization of prior service cost	(211)	(233)	(1,661)	(1,663)

Net periodic benefit cost (benefit)	$2,409	$919	$(2,571)	$(2,605)

	Nine Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2015	2014	2015	2014
	(In thousands)
Service cost	$7,692	$6,425	$624	$494
Interest cost	11,886	11,991	523	491
Expected return on plan assets	(15,832)	(15,773)	(3,743)	(3,486)
Recognized net actuarial loss (gain)	4,114	812	(132)	(326)
Amortization of prior service cost	(633)	(698)	(4,986)	(4,988)

Net periodic benefit cost (benefit)	$7,227	$2,757	$(7,714)	$(7,815)

We have made payments totaling $17 million in connection with our qualified pension and supplemental executive retirement plans, completing our annual funding for 2015.

Note 11 – Income Taxes

Valuation Allowance

We review the need to maintain the deferred tax asset valuation allowance on a quarterly basis. We analyze many factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, operating results on a three year cumulative basis, the expected occurrence of future income or loss, the expiration dates of the loss carryforwards, the cyclical nature of our operating results, and available tax planning strategies. Based on our analysis, we reduced our benefit from income tax through the recognition of a valuation allowance from the first quarter of 2009 through the second quarter of 2015.

In the third quarter of 2015, based on our analysis, as described more fully below, we concluded that it was more likely than not that our deferred tax assets would be fully realizable and that the valuation allowance was no longer necessary. Therefore, we reversed the valuation allowance under the applicable accounting rules for a reversal in an interim period. Specifically, the portion of the valuation allowance release related to the deferred tax asset that is expected to be realized in the current year is included in the computation of the annual estimated effective tax rate. This amount, which totaled $124.4 million and $25.3 million for the first three quarters and the fourth quarter of 2015, respectively, is or will be applied to net income through a reduction of the tax provision. The portion of the valuation allowance release related to deferred tax assets that are expected to be realized in future years, totaling $758.9 million, is treated as a discrete period item and is recognized as a component of the tax provision in continuing operations in the period of the release. Furthermore, in determining the discrete period impact from the release, we removed the prior period disproportionate tax effects that had arisen in other comprehensive income because of the valuation allowance. This reduced the amount of tax benefit included in net income and resulted in an allocation of tax benefit of $60.8 million to components of other comprehensive income.

For each of the three and nine months ended September 30, 2015, the reversal of our valuation allowance against our net deferred tax assets resulted in a $698.1 million benefit in our provision for income taxes. In addition, we reversed $41.2 million and $124.4 million of our valuation allowance and reduced our tax provision on income for the three and nine months ended September 30, 2015, respectively. The change in valuation allowance that was included in other comprehensive income for the three and nine months ended September 30, 2015 was $70.0 million and $54.5 million, respectively. The total valuation allowance as of December 31, 2014 was $902.3 million.

The following table provides a roll forward of our deferred tax asset valuation allowance for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015 and period then ended
(In millions)
Beginning Balance December 31, 2014	$902.3

Reduction in tax provision for the nine months ended September 30, 2015	(124.4)
Reduction in tax provision allocated to the three months ended December 31, 2015	(25.3)
Amounts recorded in other comprehensive income for the nine months ended September 30, 2015	6.3
Change in valuation allowance for deferred tax assets in the current year	(143.4)

Amounts related to the release of the deferred tax asset valuation allowance recorded in the three months ending September 30, 2015
Reduction in tax provision for amounts to be realized in future years	(698.1)
Amounts recorded in other comprehensive income to be realized in future years	(60.8)
Change in valuation allowance for deferred tax assets realizable in future years	(758.9)

Ending Balance September 30, 2015	$—

In our analysis we evaluated both subjective and objective evidence and assigned a weight to each one. Significant weight was given to our most recent operating results and our ability to sustain them. We have experienced a significant reduction in losses incurred as our level of default notices received and in inventory has declined, as the effects of the financial crisis continue to ebb. New insurance written in recent years has been of high quality and is expected to be profitable well into the future. Historically, the results of mortgage insurers have been cyclical, where periods of operating losses have been followed by significant amounts of income. All of these factors have had a positive effect on operating results. Our level of income for each of the first three quarters of 2015 exceeded $100 million. We viewed the recurring nature of our income as very important, objectively verifiable evidence and gave it great weight in our analysis. Based on the above, we believe that we will have significant sources of income which will allow for utilization of our deferred tax assets.

Generally, a significant component of any analysis for the recognition of deferred tax assets includes the objective observation of operating results for a period of time. In this regard, we considered the level of cumulative operating income, as adjusted for any permanent tax differences. There is no specific requirement that indicates the time span for this evaluation. In our evaluation, we used a three year period, which, based on our investigation, is commonly used by many publicly held entities. Prior to the third quarter of 2015, this three year cumulative total had been materially negative for an extended period of time, which we considered to be objective, negative evidence which would not support the release of the valuation allowance. In the third quarter, this amount became positive and totaled $194.1 million, which we believe provided additional objective evidence which supports the release of the valuation allowance.

In the fourth quarter of 2013, our net operating loss carryforward (“NOL”) for U.S. federal regular income tax purposes reached $2.6 billion, which was the highest amount it attained. As of September 30, 2015, the estimated remaining NOLs total $2.1 billion, a reduction of approximately $500 million in less than two years. At this rate, and without taking into account any improvement in earnings, we would utilize the NOL in approximately seven years. In addition to this history of the utilization of our NOLs, we considered that the amount of income that we have been generating has been increasing over time. In the first three quarters of 2015, we reduced our NOLs by an average of $120.4 million per quarter, whereas in 2014 that amount was $52.2 million per quarter. At the 2015 rate, we would utilize the NOLs on our return by the end of 2020. The earliest current expiration date for our NOLs is 2029. This recent history of positive earnings trends indicates that it is more likely than not that the NOLs would be utilized well before they expire. Further, we currently have no limitations under the change in control provisions of Internal

Revenue Code Section 382, which would reduce our ability to utilize our NOLs. We have taken steps, primarily through our Amended and Restated Rights Agreement, to attempt to prevent any change in control which would limit the utilization of our NOLs.

The effect of the change in valuation allowance on the provision for income taxes was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Provision for income tax	$43,694	$25,030	$131,568	$65,322
Change in valuation allowance	(739,298)	(24,781)	(822,465)	(63,229)

(Benefit from) provision for income taxes	$(695,604)	$249	$(690,897)	$2,093

The change in the valuation allowance that was included in other comprehensive income for the three months ended September 30, 2015 and 2014 was a decrease of $70.0 million and an increase of $6.6 million, respectively. The change in the valuation allowance that was included in other comprehensive income for the nine months ended September 30, 2015 and 2014 was a decrease of $54.5 million and a decrease of $21.3 million, respectively.

We have approximately $2.1 billion of NOL carryforwards on a regular tax basis and $1.2 billion of NOL carryforwards for computing the alternative minimum tax as of September 30, 2015. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033. In future years with taxable income and until such time as our NOL carryforwards are exhausted or expired, our provision for income tax would likely exceed the amount of cash tax payments.

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

On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at September 30, 2015, there would also be interest related to these matters of approximately $179.2 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS' proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2015, those state taxes and interest would approximate $48.4 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of September 30, 2015 is $106.9 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 1 – “Nature of Business – Capital-GSEs.”

In October 2014, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2011 and 2012.  The result of the examination had no material effect on the financial statements.

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $93.7 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of September 30, 2015 and December 31, 2014, we had accrued $27.6 million and $26.9 million, respectively, for the payment of interest.

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

The following table provides a reconciliation of beginning and ending loss reserves for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
	(In thousands)

Reserve at beginning of period	$2,396,807	$3,061,401
Less reinsurance recoverable	57,841	64,085
Net reserve at beginning of period	2,338,966	2,997,316

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	338,611	454,390
Prior years (1)	(90,130)	(75,387)
Subtotal	248,481	379,003

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	9,227	11,574
Prior years	652,465	895,061
Reinsurance terminations (2)	(15,440)	—
Subtotal	646,252	906,635

Net reserve at end of period	1,941,195	2,469,684
Plus reinsurance recoverables	38,748	57,898

Reserve at end of period	$1,979,943	$2,527,582

(1)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(2)
In a termination or commutation, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction in losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.

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

Losses incurred on default notices received in the current year decreased in the first nine months of 2015 compared to the same period in 2014, primarily due to a decrease in the number of new default notices received, net of related cures, as well as a decrease in the estimated claim rate on new delinquencies.

The prior year development of the reserves in the first nine months of 2015 and 2014 is reflected in the table below.

	Nine months ended September 30,
	2015	2014
	(In millions)
Decrease in estimated claim rate on primary defaults	$(95)	$(38)
Increase in estimated severity on primary defaults	12	(20)
Change in estimates related to pool reserves, LAE reserves and reinsurance	(7)	(17)
Total prior year loss development (1)	$(90)	$(75)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

For the nine months ended September 30, 2015 and 2014 we experienced favorable prior year loss reserve development. This development was primarily due to a lower claim rate on the approximately 52% and 50% of prior year default inventory that was resolved during the nine months ended September 30, 2015 and 2014, respectively.  In addition, during the first nine months of 2015, the claim rate development was favorably impacted by $21 million due to re-estimation of previously recorded reserves relating to disputes on our claims paying practices and adjustments to incurred but not reported losses (IBNR).  This favorable development was offset, in part, by an increase in the claim rate and severity on prior year defaults remaining in the delinquent inventory.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at September 30, 2015 and December 31, 2014 and approximated $105 million and $115 million, respectively. Separate components of this liability are included in “Other liabilities” and, for December 31, 2014, “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three and nine months ended September 30, 2015 and 2014 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers.

The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Default inventory at beginning of period	66,357	85,416	79,901	103,328
New notices	19,509	22,927	55,856	67,451
Cures	(17,036)	(19,582)	(56,700)	(68,082)
Paids (including those charged to a deductible or captive)	(3,958)	(5,288)	(12,671)	(18,420)
Rescissions and denials	(230)	(319)	(623)	(1,123)
Items removed from inventory resulting from the Countrywide settlement on GSE loans	—	—	(1,121)	—
Default inventory at end of period	64,642	83,154	64,642	83,154

Pool insurance notice inventory was 2,950 at September 30, 2015 and 4,525 at September 30, 2014.

The decrease in the primary default inventory experienced during 2015 and 2014 was generally across all markets and primarily in book years 2008 and prior. As of September 30, 2015 the percentage of loans in the inventory that have been in default for 12 or more consecutive months has declined compared with the prior year end and one year prior, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months and the number of loans in our primary claims received inventory have been affected by our suspended rescissions and the resolution of certain of those rescissions discussed below and in Note 5 – “Litigation and Contingencies.”

	September 30, 2015		December 31, 2014		September 30, 2014
Consecutive months in default
3 months or less	13,991	22%	15,319	19%	16,209	19%
4 - 11 months	14,703	23%	19,710	25%	18,890	23%
12 months or more	35,948	55%	44,872	56%	48,055	58%

Total primary default inventory	64,642	100%	79,901	100%	83,154	100%

Primary claims received inventory included in ending default inventory (1)	2,982	5%	4,746	6%	5,194	6%

(1)
Our claims received inventory includes suspended rescissions, as we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of September 30, 2015, rescissions of coverage on approximately 430 loans had been voluntarily suspended compared to 1,425 at December 31, 2014 and 1,575 at September 30, 2014.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

	September 30, 2015		December 31, 2014		September 30, 2014
Number of payments delinquent
3 payments or less	20,637	32%	23,253	29%	23,769	28%
4 - 11 payments	14,890	23%	19,427	24%	18,985	23%
12 payments or more	29,115	45%	37,221	47%	40,400	49%

Total primary default inventory	64,642	100%	79,901	100%	83,154	100%

Claims paying practices

Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2015 and December 31, 2014 the estimate of this liability totaled $7 million and $28 million, respectively. Separate components of this liability are included in “Other liabilities” and, for December 31, 2014, “Premium deficiency reserve” on our consolidated balance sheets. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

Note 13 – Premium Deficiency Reserve

The premium deficiency reserve reflects the present value of expected future losses and expenses that exceed the present value of expected future premiums and established loss reserves. Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. As of September 30, 2015, no premium deficiency was required, consistent with the period ended June 30, 2015.  The decrease in the premium deficiency reserve for the nine months ended September 30, 2015 was $24 million, and the decrease for the three and nine months ended September 30, 2014 was $6 million and $19 million, respectively.

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

	Nine months ended September 30,
	2015		2014
	Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value

RSUs subject to performance conditions	1,144	$9.04	1,372	$8.43
RSUs subject only to service conditions	410	8.99	409	8.43

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

At September 30, 2015, MGIC’s risk-to-capital ratio was 12.3 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.1 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At September 30, 2015, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 13.6 to 1. Reinsurance agreements with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

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

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 the OCI approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of adjusted surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Net deferred tax assets of $138 million were included in MGIC’s statutory capital at December 31, 2014. Due to the deferred tax asset valuation allowance reversal as of September 30, 2015, MGIC no longer relies on the permitted practice and the deferred tax asset is admitted according to the stated provisions of SSAP No. 101. Under the stated provisions of SSAP No. 101, the admitted net deferred tax asset is 15% of adjusted surplus as regards policyholders. Net deferred tax assets of $211 million were included in MGIC's statutory capital as of September 30, 2015.

See Note 1 – “Nature of Business and Basis of Presentation – Capital” for additional information regarding the capital standards of the GSEs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our subsidiaries MGIC and MIC, we are a leading provider of private mortgage insurance in the United States, as measured by $172.7 billion of primary insurance in force at September 30, 2015.

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014. We refer to this Discussion as the “10-K MD&A.” For additional information about such loans, see footnote (2) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” and “Overview—Australia” in our 10-K MD&A.

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

General Business Environment

As a provider of mortgage insurance, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of the underlying insured mortgages. The origination market through the first nine months of 2015 was strong in part because low residential mortgage interest rates led to a significant increase in refinancing activity and also supported a higher level of purchase activity. While lower residential mortgage interest rates increase loan activity, they may reduce the persistency rate of insurance in force as current rates would provide an incentive for homeowners who originated mortgages at higher rates to refinance their mortgages. Our level of incurred losses however, may be favorably impacted if homeowners with delinquent mortgages can cure their delinquency through a sale or modification. During the first three quarters of 2015, we experienced improved financial results compared to the first three quarters of 2014, due in part to a lower level of incurred losses as we received fewer notices of delinquencies and experienced a lower claim rate on these notices relative to the prior year and had favorable prior year loss development, in part due to a re-estimation of reserves relating to disputes regarding our claims paying practices. In addition to lower losses, our financial results for the first three quarters of 2015 benefited from realized gains on the sales of securities under favorable market conditions.

As of September 30, 2015, our insurance in force increased 6% compared to one year prior as a result of increasing market share in the second half of 2014 and a stronger mortgage origination market through the first nine months of 2015. We continue to experience an increasing level of application activity compared to the prior year that supports our expectation to increase our new insurance written in 2015 relative to 2014. As our post-2008 book years containing high-quality mortgages continue to become a more significant percentage of our insurance in force relative to our pre-2009 book years, we expect to continue to realize positive operating results.

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

Based on our interpretation of the PMIERs, we expect that MGIC will be in compliance with the PMIERs when they become effective. This expectation reflects, among other things, that the GSEs have allowed full credit under the PMIERs for the risk ceded under our restructured quota share reinsurance transaction. In the third quarter of 2015, the restructured transaction became effective after being approved by each of the GSEs and the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). The GSEs’ ongoing approval of the transaction is subject to several conditions and the transaction will be reviewed under the PMIERs at least annually by the GSEs.

We expect to increase our Available Assets in the future by repatriating to MGIC certain assets of MGIC's MIC subsidiary. If additional Available Assets are required in the future, we believe that a portion of our holding company’s cash and investments may be available for future contribution to MGIC.

There can be no assurance that the GSEs will not make the PMIERs more onerous in the future; in this regard, the PMIERs provide that the tables of factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

See our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” for factors that may negatively impact MGIC’s ability to comply with the GSE Financial Requirements before their effective date.

State Regulations

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At September 30, 2015, MGIC’s risk-to-capital ratio was 12.3 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.1 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

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

Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. The final rule implementing that requirement will become effective on December 24, 2015 for asset-backed securities collateralized by residential mortgages. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. Because there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies that implemented the rule to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.

We estimate that for our new risk written in 2014 and the first three quarters of 2015, 83% and 85%, respectively, was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in each of 2014 and the first three quarters of 2015, was for loans that would have met the temporary category in CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2014 and the first three quarters of 2015, nearly all of our volume was on loans with GSE standard or higher coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose lower coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

Loan Modification and Other Similar Programs

Our operating results continue to be impacted by the Home Affordable Modification Program (“HAMP”) and the GSEs’ Home Affordable Refinance Program (“HARP”). During the first nine months of each of 2015 and 2014, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $479 million and $620 million, respectively, of estimated claim payments. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments. Approximately 7% of the modifications resulted in principal forgiveness in each of the first nine months of 2015 and 2014, respectively.

In each of 2014 and the first three quarters of 2015, approximately 16% of our primary cures were the result of modifications, with HAMP accounting for approximately 67% of the modifications in each of those periods. We are aware of approximately 5,150 loans in our primary delinquent inventory at September 30, 2015 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. The HAMP program has been extended through December 2016, however we believe that we have realized the majority of the benefits from HAMP as the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly.

HARP, currently scheduled to expire December 31, 2016, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of September 30, 2015, approximately 13% of our primary insurance in force had benefited from HARP and was still in force. We believe that we have realized the majority of the benefits from HARP because the number of loans insured by us that we are aware are entering HARP has decreased significantly.

As shown in the following table, as of September 30, 2015 approximately 24% of our primary risk in force has been modified.

Policy year	HARP (1) Modifications	HAMP Modifications	Other Modifications
2003 and Prior	10.6%	16.4%	14.1%
2004	17.1%	16.3%	12.4%
2005	22.5%	17.2%	12.3%
2006	25.9%	19.0%	12.8%
2007	36.0%	19.0%	8.1%
2008	50.0%	11.3%	4.0%
2009	23.1%	1.2%	0.9%
2010 - Q3 2015	—	—	—

Total	13.1%	6.7%	3.7%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of September 30, 2015 based on loan count, the loans associated with 97.8% of HARP modifications, 77.5% of HAMP modifications and 71.5% of other modifications remaining in our inventory were current.

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

•
Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the loans insured and the percentage of coverage on the loans. The substantial majority of our monthly mortgage insurance premiums are under a premium plan in which, for the first ten years of the policy, the amount of premium is determined by multiplying the premium rate by the original loan balance; thereafter, the premium declines because a lower premium rate is used for the remaining life of the policy. However, for loans that have utilized HARP, the initial ten-year period was reset to begin as of the date of the HARP transaction. The remainder of our monthly premiums are under a premium plan in which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.

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

Our investment portfolio is comprised principally of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases. From time to time we may elect to realize gains on securities that are trading above our cost basis. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other than temporary” impairments recognized in earnings.  The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at September 30, 2015 is comprised of $61.9 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 8 – “Debt” in our Annual Report on Form 10-K.

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

Summary of 2015 Third Quarter Results

Our results of operations for the third quarter of 2015 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the third quarter of 2015 increased when compared to the same period in 2014. The increase was due to a commutation of our 2013 quota share reinsurance agreement and higher average insurance in force.

The reinsurance commutation resulted in a return to us of written premiums previously ceded to reinsurers and an increase in our profit commission due to a related return of ceding commissions to the reinsurers. In addition, premiums under our 2015 reinsurance transaction are ceded on an earned and received basis rather than on a written basis as required under our 2013 reinsurance transaction. Due to the implementation of the 2015 reinsurance transaction during the third quarter, the percentage of premiums ceded was below the level expected on a recurring basis in future periods as cash collection generally lags premiums written.

•	Investment income

Investment income in the third quarter of 2015 was higher when compared to the same period in 2014 due to an increase in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for each of the third quarter of 2015 and 2014 were $0.6 million At September 30, 2015, the net unrealized losses in our investment portfolio were $10.0 million, which included $48.9 million of gross unrealized losses, offset by $38.9 million of gross unrealized gains.

•	Losses incurred

Losses incurred for the third quarter of 2015 decreased compared to the same period in 2014, primarily due to fewer new notices of default being received, a lower claim rate on new notices and an increase in favorable development on prior year loss reserves. There were 19,509 new notices received in the third quarter of 2015 compared to 22,927 new notices received in the third quarter of 2014.

•	Underwriting and other expenses

Underwriting and other expenses for the third quarter of 2015 increased when compared to the same period last year primarily due to a return of ceding commissions to reinsurers as a result of commuting our 2013 quota share reinsurance agreement.

•	Interest expense

Interest expense was relatively constant period over period.

•	Provision for income taxes

We had a net (benefit) provision for income taxes of ($695.6) million and $0.2 million in the third quarter of 2015 and 2014, respectively. The (benefit) provision for income taxes reflects a decrease in the deferred tax asset valuation allowance of $739.3 million and $24.8 million for the three months ended September 30, 2015 and 2014, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total Primary NIW (In billions)	$12.4	$10.4	$33.2	$23.9

Refinance volume as a % of primary NIW	12.1%	12.0%	19.4%	12.0%

The increase in new insurance written in the first nine months of 2015 compared to the same period last year was due to a significant increase in mortgage origination volume, driven by a robust refinancing environment in the first half of 2015 and an increasing level of purchase mortgage volume throughout 2015, which rose significantly relative to the first and second quarters of 2015. Generally, a significantly higher percentage of purchase mortgages than refinancing mortgages require mortgage insurance. Based on our current level of new insurance written and application and mortgage origination trends, we expect our 2015 new insurance written to be at its highest level since 2008.

The level of competition within the private mortgage industry remains intense, and is not expected to diminish. Further, changes in the FHA’s pricing, policies and procedures will continue to impact the amount of new insurance written by us. In the second quarter of 2015, the FHA accounted for 41.1% of all low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance, up from 34.7% in the first quarter of 2015 and 31.8% in the fourth quarter of 2014. In the past ten years, the FHA’s share has been as low as 15.6% in 2006 and as high as 70.8% in 2009. Factors that influence the FHA’s market share include relative underwriting guidelines, loan limits, and rates and fees of the FHA, VA, private mortgage insurers and the GSEs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how these factors or the FHA’s share of new insurance written will change in the future. In January 2015, the FHA significantly reduced its annual mortgage insurance premiums. Absent any other changes, the reduction in FHA premiums will make private mortgage insurance less competitive with the FHA for borrowers with certain credit characteristics. However, we believe our pricing continues to be more attractive than the FHA’s pricing for a substantial majority of borrowers with credit and loan characteristics similar to those whose loans we insured in 2014.

Price competition has been present for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. In 2014 and 2015, we have been seeing price competition in the form of lender-paid single premium programs customized for individual lenders by using a rate card’s authority to set premiums or adjust premiums on individual loans within a range of premiums. This has resulted in rates materially discounted from those on the standard rate card (i.e., one that does not use such authority). In June 2015, the OCI issued letters to mortgage insurers inquiring about their discounted lender-paid mortgage insurance practices. During most of 2013, when almost all of our lender-paid single premium rates were above those most commonly used in the market, lender-paid single premium policies were approximately 4% of our total new insurance written; they were approximately 11% in 2014; and 20%, 17% and 15% in the first, second and third quarters of 2015, respectively. The increases compared to 2014 were primarily a result of our selectively matching reduced rates. Prior to the fourth quarter of 2014, we did not use our rate card’s authority to adjust premiums to offer significant discounts from our standard lender-paid single premium policy rate card. The average discount from our rate card on lender-paid single premium policies was 5% in the fourth quarter of 2014, 13%, 11% and 11% in the first, second and third quarters of 2015, respectively. Given the current pricing environment, an increase in the percentage of business written as lender-paid single premium policies, all other things equal, will decrease our weighted average premium rates on new insurance written. In the third quarter of 2015, we also saw price competition in certain higher FICO segments of borrower-paid monthly premium plans through at least one competitor offering selected lenders customized rates lower than those on the standard rate card.

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

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In billions)
NIW	$12.4	$10.4	$33.2	$23.9
Cancellations	(8.5)	(7.3)	(25.4)	(20.2)

Change in primary insurance in force	$3.9	$3.1	$7.8	$3.7

Direct primary insurance in force as of September 30,	$172.7	$162.4

Direct primary risk in force as of September 30,	$45.0	$42.3

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate was 80.0% at September 30, 2015 compared to 82.8% at December 31, 2014 and 82.8% at September 30, 2014. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. From 2008 through 2012 mortgage interest rates declined annually and current mortgage interest rates remain at historically low levels. Refinancing activity contributed to the lower persistency rates on our 2009 – 2012 book years, which range from 70% to 75%. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Pool insurance

We have written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. Our direct pool risk in force was $697 million ($279 million on pool policies with aggregate loss limits and $418 million on pool policies without aggregate loss limits) at September 30, 2015 compared to $808 million ($303 million on pool policies with aggregate loss limits and $505 million on pool policies without aggregate loss limits) at December 31, 2014. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the third quarter and first nine months of 2015 increased when compared to the same periods in 2014. The increase was due to a commutation of our 2013 quota share reinsurance agreement and higher average insurance in force. The reinsurance commutation resulted in a return to us of written premiums previously ceded to reinsurers and an increase in our profit commission due to a related return of ceding commissions to the reinsurers. In addition, premiums under our 2015 reinsurance transaction are ceded on an earned and received basis rather than on a written basis as required under our 2013 reinsurance transaction. Due to the implementation of the 2015 reinsurance transaction during the third quarter, the percentage of premiums ceded was below the level expected on a recurring basis in future periods as cash collection generally lags premiums written. The increase was offset in part by a reclassification of our premium refund estimate on claim payments and rescissions previously included in our premium deficiency reserve within Other liabilities.

Net premiums written and earned are influenced by our average insurance in force, which we expect to increase throughout the remainder of 2015, as well as by the loan-to-value, level of coverage, credit score and premium plan of new insurance written, changes to the premium rates on existing insurance in force, and reinsurance.

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

Effect of reinsurance on premiums:

Our net premiums written and earned are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance. A substantial portion of our business is covered by a quota share reinsurance agreement that became effective July 1, 2015 and that protects us against a fixed percentage of losses arising from policies covered by the agreement. Under that agreement, we cede to reinsurers 30% of earned and received premiums and losses incurred on the following: policies in the 2013 reinsurance transaction that was commuted, with some exclusions; additional qualifying in force policies as of the agreement effective date which either had no history of defaults, or where a single default has been cured for twelve or more months at the agreement effective date; as well as all qualifying new insurance written through December 31, 2016. The premiums we cede are reduced by a profit commission, which primarily varies by the level of losses we cede. The 2015 quota share reinsurance agreement increases the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded.

Our reinsurance affects premiums, underwriting expenses and losses incurred and should be analyzed by reviewing its total effect on our statement of operations, as discussed below under “Reinsurance agreements.”

Effect of changing premium rates:

The insurance in force associated with the 2008 and prior book years is approximately 39% of the primary insurance in force as of September 30, 2015. The business written after 2008 has a lower average premium rate because of its lower risk characteristics and, beginning in the second half of 2014, the increase in the business mix that is comprised of lender-paid single premium business, which has a lower average premium rate than borrower-paid monthly premium business (see “New insurance written” above). Persistency will affect the average premium rate on single premium policies because the premium is not generally refundable and is earned over the estimated life of the policy. If insurance on a single premium loan is cancelled, because the loan is repaid, the remaining unearned premium is earned immediately. When persistency is lower than the assumption used to set the estimated life, the average premium rate will increase; the opposite effect will occur when persistency is greater than such assumption.

The monthly premium program used for the substantial majority of loans we insured provides that, for the first ten years of the policy, the premium is determined by the product of the premium rate and the initial loan balance; thereafter, a lower premium rate is applied to the initial loan balance. The initial ten-year period is reset when the loan is refinanced under HARP. The premiums on many of the policies in our 2005 book that were not refinanced under HARP will reset in 2015. As of September 30, 2015, approximately 23%, 27%, 35%, and 50% of our insurance in force from 2005, 2006, 2007, and 2008 respectively, has been refinanced under HARP.

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

The effects described above result in a net cost of the reinsurance, with respect to a covered loan, of 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loan with reinsurance by our direct (that is, without reinsurance) premiums from such loan. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses. We expect that the 2015 reinsurance transaction will have the effect of reducing our premium yield for the remainder of 2015 and into 2016. Because more of our insurance in force is covered under the 2015 reinsurance transaction than was covered under the 2013 terminated transaction, the absolute dollar cost of the 2015 transaction will be modestly higher than the cost of the 2013 transaction.

At September 30, 2015, approximately 72% and 3% of our insurance in force was subject to quota share and captive reinsurance agreements, respectively, compared to approximately 54% and 5%, respectively, at September 30, 2014. Approximately 92% and 91% of our new insurance written was subject to quota share reinsurance agreements in the first nine months of 2015 and 2014, respectively.

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

Investment income

Investment income in the third quarter and first nine months of 2015 increased compared to the same periods in 2014 due to an increase in our investment yield. The portfolio’s average pre-tax investment yield was 2.5% at September 30, 2015 and 2.1% at September 30, 2014. The portfolio’s average pre-tax investment yield was 2.2% at December 31, 2014.

Realized gains (losses) and other-than-temporary impairments

Net realized gains for the third quarter and first nine months of 2015 were $0.6 million and $27.1 million, respectively, compared to $0.6 million and $0.9 million, respectively, for the third quarter and first nine months of 2014. During the first quarter of 2015, under favorable market conditions, we sold fixed maturity securities to realize gains. At September 30, 2015, the net unrealized losses in our investment portfolio were $10.0 million, which included $48.9 million of gross unrealized losses, offset by $38.9 million of gross unrealized gains.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

Losses incurred

Losses incurred for the third quarter of 2015 decreased compared to the same period in 2014, primarily due to fewer new notices of default being received and a lower claim rate on new notices. There were 19,509 new notices received in the third quarter of 2015 compared to 22,927 new notices received in the third quarter of 2014. Substantially all of the new notices received in recent quarters are comprised of loans insured in 2008 and prior. As a result of improving housing and economic conditions over the last year the claim rate applied to new notices received has declined by approximately 2 percentage points. All other things equal, the claim rate that would be applied to new notices is expected to continue to decline over the next year at a rate approaching that experienced in the past year.

In the first nine months of 2015, net losses incurred were $248 million, reflecting $338 million of current year loss development partially offset by $90 million of favorable prior years’ loss development. In the first nine months of 2014, net losses incurred were $379 million, reflecting $454 million of current year loss development partially offset by $75 million of favorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices.

Information about the composition of the primary default inventory at September 30, 2015, December 31, 2014 and September 30, 2014 appears in the table below.

	September 30, 2015	December 31, 2014	September 30, 2014
Total loans delinquent	64,642	79,901	83,154
Percentage of loans delinquent (default rate)	6.54%	8.25%	8.65%

Prime loans delinquent (1)	41,284	50,307	52,301
Percentage of prime loans delinquent (default rate)	4.61%	5.82%	6.13%

A-minus loans delinquent (1)	10,764	13,021	13,474
Percentage of A-minus loans delinquent (default rate)	25.53%	27.61%	27.65%

Subprime credit loans delinquent (1)	4,177	5,228	5,477
Percentage of subprime credit loans delinquent (default rate)	31.08%	35.20%	35.88%

Reduced documentation loans delinquent (2)	8,417	11,345	11,902
Percentage of reduced documentation loans delinquent (default rate)	22.53%	27.08%	27.44%

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

The primary and pool loss reserves at September 30, 2015, December 31, 2014 and September 30, 2014 appear in the table below.

Gross Reserves	September 30, 2015	December 31, 2014	September 30, 2014
Primary:
Direct loss reserves (in millions)	$1,877	$2,246	$2,362
Ending default inventory	64,642	79,901	83,154
Average direct reserve per default	$29,032	$28,107	$28,404

Primary claims received inventory included in ending default inventory	2,982	4,746	5,194

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$40	$53	$54
Without aggregate loss limits	9	12	15
Reserve related to Freddie Mac Settlement (2)	52	84	94
Total pool direct loss reserves	$101	$149	$163

Ending default inventory:
With aggregate loss limits	2,282	3,020	3,686
Without aggregate loss limits	668	777	839
Total pool ending default inventory	2,950	3,797	4,525

Pool claims received inventory included in ending default inventory	75	99	86

Other gross reserves (in millions)	$2	$2	$3

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at September 30, 2015, December 31, 2014 and September 30, 2014 appear in the table below.

Primary Default Inventory	September 30, 2015	December 31, 2014	September 30, 2014
Region
Great Lakes	7,599	9,329	9,535
Mid-Atlantic	3,560	4,416	4,509
New England	3,476	4,117	4,235
North Central	6,777	8,499	8,882
Northeast	11,317	13,152	13,466
Pacific	4,795	6,242	6,638
Plains	2,075	2,427	2,460
South Central	7,454	9,045	9,259
Southeast	17,589	22,674	24,170
Total	64,642	79,901	83,154

Primary Loss Reserves (In millions)	September 30, 2015	December 31, 2014	September 30, 2014
Region
Great Lakes	$126	$139	$150
Mid-Atlantic	102	123	109
New England	132	125	123
North Central	163	222	233
Northeast	442	446	439
Pacific	195	250	280
Plains	30	35	35
South Central	88	133	150
Southeast	466	641	693
Total before IBNR and LAE	$1,744	$2,114	$2,212
IBNR and LAE	133	132	150
Total	$1,877	$2,246	$2,362

Regions contain the states as follows:

Great Lakes: IN, KY, MI, OH	Pacific: CA, HI, NV, OR, WA
Mid-Atlantic: DC, DE, MD, VA, WV	Plains: IA, ID, KS, MT, ND, NE, SD, WY
New England: CT, MA, ME, NH, RI, VT	South Central: AK, AZ, CO, LA, NM, OK, TX, UT
North Central: IL, MN, MO, WI	Southeast: AL, AR, FL, GA, MS, NC, SC, TN
Northeast: NJ, NY, PA

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, and our loss mitigation efforts on loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2015 paid claims) for the three and nine months ended September 30, 2015 and 2014 appears in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary average claim paid	2015	2014	2015	2014
Florida	$59,409	$56,233	$59,190	$55,249
Illinois	52,077	46,767	50,860	47,478
Maryland	77,196	67,538	75,584	67,338
California	87,915	79,260	85,563	78,909
New Jersey	75,956	80,527	73,011	76,147
All other states	40,311	38,910	40,210	39,064

All states	$48,156	$45,849	$48,016	$45,763

The primary average loan size of our insurance in force at September 30, 2015, December 31, 2014 and September 30, 2014 appears in the table below.

Primary average loan size	September 30, 2015	December 31, 2014	September 30, 2014
Total insurance in force	$174,580	$170,240	$169,050
Prime (FICO 620 & >)	177,320	172,990	171,720
A-Minus (FICO 575 - 619)	127,330	126,420	126,810
Subprime (FICO < 575)	117,320	117,310	117,970
Reduced doc (All FICOs) (1)	182,680	181,480	182,020

(1)
In this report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-“ or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and do not appear in other categories.

The primary average loan size of our insurance in force at September 30, 2015, December 31, 2014 and September 30, 2014 for the top 5 states (based on 2015 paid claims) appears in the table below.

Primary average loan size	September 30, 2015	December 31, 2014	September 30, 2014
Florida	$183,316	$177,981	$176,829
Illinois	157,405	155,335	155,435
Maryland	243,101	239,875	239,113
California	284,809	283,228	283,117
New Jersey	244,078	240,846	240,371
All other states	164,772	160,314	159,065

Information about net paid claims during the three and nine months ended September 30, 2015 and 2014 appears in the table below.

Net paid claims (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Prime (FICO 620 & >)	$123	$168	$400	$587
A-Minus (FICO 575 - 619)	24	28	76	100
Subprime (FICO < 575)	9	9	30	30
Reduced doc (All FICOs) (1)	34	37	107	126
Pool (2)	17	20	52	68
Other	—	1	—	1
Direct losses paid	207	263	665	912
Reinsurance	(5)	(7)	(21)	(27)
Net losses paid	202	256	644	885
LAE	5	7	17	21
Net losses and LAE paid before terminations	207	263	661	906
Reinsurance terminations	(15)	—	(15)	—
Net losses and LAE paid	$192	$263	$646	$906

(1)
In this report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-“ or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and do not appear in other categories.

(2)
The three months ended September 30, 2015 and 2014 each include $11 million and the nine months ended September 30, 2015 and 2014 each include $32 million paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2015 paid claims) and all other states for the three and nine months ended September 30, 2015 and 2014 appears in the table below.

Paid claims by state (In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Florida	$36	$59	$130	$203
Illinois	12	20	48	70
Maryland	11	11	36	39
California	10	11	32	43
New Jersey	13	9	31	28
Pennsylvania	9	10	26	30
New York	8	5	22	19
Ohio	7	10	21	32
Washington	8	8	21	29
Georgia	4	6	15	23
Connecticut	4	4	14	14
Michigan	4	6	13	24
Virginia	5	4	13	15
Wisconsin	3	4	13	16
North Carolina	3	6	11	19
All other states	53	69	167	239
	190	242	613	843
Other (Pool, LAE, Reinsurance)	2	21	33	63
Net losses and LAE paid	$192	$263	$646	$906

We believe paid claims will continue to decline in the remainder of 2015.

The primary default inventory for the top 15 states (based on 2015 paid claims) at September 30, 2015, December 31, 2014 and September 30, 2014 appears in the table below.

Primary default inventory by state	September 30, 2015	December 31, 2014	September 30, 2014
Florida	6,387	9,442	10,448
Illinois	3,519	4,481	4,777
Maryland	1,653	2,119	2,217
California	2,107	2,777	2,967
New Jersey	3,601	4,077	4,175
Pennsylvania	3,679	4,480	4,627
New York	4,037	4,595	4,664
Ohio	3,169	3,908	4,012
Washington	1,093	1,415	1,510
Georgia	2,255	2,726	2,831
Connecticut	895	1,095	1,162
Michigan	1,975	2,447	2,505
Virginia	1,086	1,355	1,349
Wisconsin	1,437	1,797	1,840
North Carolina	1,716	2,147	2,273

The primary default inventory by policy year at September 30, 2015, December 31, 2014 and September 30, 2014 appears in the table below.

Primary default inventory by policy year	September 30, 2015	December 31, 2014	September 30, 2014
Policy year:
2004 and prior	15,376	19,797	20,975
2005	8,283	10,630	11,083
2006	12,320	15,529	16,095
2007	20,619	25,232	26,245
2008	5,527	6,721	6,972
2009	529	648	660
2010	285	300	289
2011	245	260	259
2012	384	316	281
2013	530	335	246
2014	485	133	49
2015	59	N/A	N/A
	64,642	79,901	83,154

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008 and uncertainty remains with respect to the ultimate losses we may experience on each of our other books of business as well.  As we continue to write new insurance on high-quality mortgages, the 2005-2008 books have become a smaller percentage of our total portfolio, representing approximately 34% of our total primary risk in force at September 30, 2015 compared to approximately 40% at December 31, 2014 and 42% at September 30, 2014.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2015, 46% of our primary risk in force was written subsequent to December 31, 2012, 54% of our primary risk in force was written subsequent to December 31, 2011, and 57% of our primary risk in force was written subsequent to December 31, 2010.

Underwriting and other expenses

Underwriting and other expenses for the third quarter and first nine months of 2015 increased when compared to the same periods last year primarily due to a return of ceding commissions to reinsurers as a result of commuting our 2013 quota share reinsurance agreement and an increase in employee costs.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss ratio	32.0%	55.1%	37.1%	60.1%
Underwriting expense ratio	14.4%	14.9%	15.2%	15.0%
Combined ratio	46.4%	70.0%	52.3%	75.1%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the third quarter and first nine months of 2015, compared to the same periods in 2014, was primarily due to a decrease in losses incurred and also a higher level of premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The decrease in the expense ratio in the third quarter of 2015, compared to the same period in 2014, was due to a an increase in net premiums written, partially offset by an increase in underwriting expenses for our combined insurance operations primarily due to a decrease in ceding commissions. The increase in the expense ratio for the first nine months of 2015, compared to the same period in 2014, was due to an increase in employee costs and a decrease in ceding commissions, offset in part by an increase in net premiums written. The decrease in ceding commissions and increase in net premiums written and earned for both the three and nine months ended September 30, 2015 were in large part due to the commutation of our 2013 quota share reinsurance agreement in the third quarter of 2015. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the third quarter and first nine months of 2015 remained relatively constant compared to the same periods in 2014.

Income taxes

The effective tax rate on our pre-tax income was (182.4%) and 1.2% in the first nine months of 2015 and 2014, respectively. During those periods, the provision for income taxes was reduced by the change in the deferred tax asset valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At September 30, 2015 the total fair value of our investment portfolio, excluding cash and cash equivalents, was $4.6 billion. In addition, at September 30, 2015 our total assets included approximately $385 million of cash and cash equivalents as shown on our consolidated balance sheets. At September 30, 2015, all of our fixed maturity securities were investment grade securities. The composition of ratings at September 30, 2015, December 31, 2014 and September 30, 2014 are shown in the table below.

Investment Portfolio Ratings	September 30, 2015	December 31, 2014	September 30, 2014
AAA	23%	31%	34%
AA	24%	17%	17%
A	36%	35%	32%
BBB	17%	17%	17%

Investment grade	100%	100%	100%

Below investment grade	—	—	—

Total	100%	100%	100%

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

We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issuer and limit the types of eligible investments. At September 30, 2015, the modified duration of our fixed income investment portfolio was 4.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At September 30, 2015, we had outstanding $62 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $62 million; $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $367 million; $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $719 million; and $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $486 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2015, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $46 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2014 and the first nine months of 2015 was approximately $4 million and $1 million, respectively, but may increase in the future.

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

We experienced net cash inflow from operations during the nine months ended September 30, 2015 primarily due to the commutation of our 2013 quota share reinsurance agreement executed in the third quarter of 2015. See Note 4 – "Reinsurance" to our consolidated financial statements for additional disclosure regarding our reinsurance commutation. Our principal liquidity demands include: (i) interest payments on our outstanding debt; (ii) payment of maturing debt obligations; (iii) and the payment of corporate expenses. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we generally align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries.

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Total cash provided by (used in):
Operating activities	135,031	(337,666)
Investing activities	49,510	270,663
Financing activities	2,113	(21,767)
Increase (decrease) in cash and cash equivalents	$186,654	$(88,770)

Net cash flows provided by operating activities in the first nine months of 2015 was primarily the result of commuting our 2013 quota share reinsurance agreement and corresponding settlement in which we received return payment for written premiums previously ceded by us and received payment of our profit commission accrued during the term of the agreement. Cash flows from operating activities also increased due to a lower level of losses paid and an increase in premiums collected as our mix of single premiums written and our insurance in force increased.

Net cash flows provided by investing activities in the first nine months of 2015 decreased primarily due to a decrease in proceeds, net of investment purchases, from available-for-sale securities, offset in part by an increase in amounts payable for securities and a decrease in restricted cash.

Net cash flows from financing activities reflect the tax benefits related to share-based compensation in the first nine months of 2015 and the repayment of debt in the first nine months of 2014.

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

At September 30, 2015, we had approximately $469 million in cash and investments at our holding company.

As of September 30, 2015, our holding company’s debt obligations were $1,297 million in par value, as listed above.

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

The remaining Senior Notes outstanding matured and were repaid on November 2, 2015 with cash on hand. The repayment of the Senior Notes had no significant impact on our liquidity or financial position.

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

In April 2015, the GSEs each issued their revised private mortgage insurer eligibility requirements, PMIERs, which will become effective on December 31, 2015. The PMIERs replace the existing financial requirements under the current GSE eligibility requirements. Under the PMIERs’ financial requirements, we will be required to maintain “Available Assets” that meet or exceed “Minimum Required Assets” that are calculated based on our book of business and a variety of factors that are designed to measure credit quality of the insured loans.

Based on our interpretation of the PMIERs, we expect that MGIC will be in compliance with the PMIERs when they become effective. This expectation reflects, among other things, that the GSEs approved our restructured quota share reinsurance transaction that became effective in the third quarter of 2015, and have allowed full credit under the PMIERs for the risk ceded under that transaction. The GSEs’ ongoing approval of the transaction is subject to several conditions and the transaction will be reviewed under the PMIERs at least annually by the GSEs.

We expect to increase our Available Assets in the future by repatriating to MGIC certain assets of MGIC's MIC subsidiary. If additional Available Assets are required in the future, we believe that a portion of our holding company’s $469 million of cash and investments at September 30, 2015, may be available for future contribution to MGIC.

While we expect to meet the financial requirements under PMIERs prior to their effective date, our capital requirements under PMIERs may increase in the future because the GSEs have indicated that the tables of factors used to determine the Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. We plan to continue to comply with the existing PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company’s resources, as outlined above. In addition, we could seek non-dilutive debt capital to mitigate a capital shortfall under PMIERs.

See “Overview – Capital” above for further discussion of the GSE financial requirements and our capital position as of September 30, 2015, as well as the risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” for factors that may negatively impact our compliance with the PMIERs.

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

The premium deficiency reserve discussed in Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses on our total in force book, so no deficiency is recorded on a statutory or GAAP basis as of September 30, 2015. On a GAAP basis, contingency loss reserves are not established and thus not considered when calculating premium deficiency reserve and policies are grouped based on how they are acquired, serviced and measured.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	September 30, 2015	December 31, 2014
	(In millions, except ratio)
Risk in force - net (1)	$26,977	$25,735

Statutory policyholders' surplus	$1,618	$1,518
Statutory contingency reserve	583	247

Statutory policyholders' position	$2,201	$1,765

Risk-to-capital	12.3:1	14.6:1

(1)	Risk in force – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	September 30, 2015	December 31, 2014
	(In millions, except ratio)
Risk in force - net (1)	$32,735	$31,272

Statutory policyholders' surplus	$1,695	$1,585
Statutory contingency reserve	704	318

Statutory policyholders' position	$2,399	$1,903

Risk-to-capital	13.6:1	16.4:1

(1)
Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($3.3 billion at September 30, 2015 and $3.8 billion at December 31, 2014) for which loss reserves have been established.

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

Contractual Obligations

At September 30, 2015, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$3,065	$126	$452	$590	$1,897
Operating lease obligations	3	1	2
Tax obligations	19	—	19	—	—
Purchase obligations	3	2	1
Pension, SERP and other post-retirement plans	272	24	49	55	144
Other long-term liabilities	1,980	891	792	297	—
Total	$5,342	$1,044	$1,315	$942	$2,041

Our long-term debt obligations at September 30, 2015 include, $61.9 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015 and June 30, 2015 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2015, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issuer and limit the types of eligible investments. At September 30, 2015, the modified duration of our fixed income investment portfolio was 4.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 A. Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarters ended March 31, 2015 and June 30, 2015. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.

Since 2008, substantially all of our insurance written has been for loans sold to Fannie Mae and Freddie Mac (the “GSEs”). In April 2015, the GSEs each released revised private mortgage insurer eligibility requirements (the “PMIERs”) that become effective December 31, 2015. The PMIERs include revised financial requirements for mortgage insurers under which a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) must meet or exceed “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

Based on our interpretation of the PMIERs, we expect that MGIC will be in compliance with the PMIERs when they become effective. This expectation reflects, among other things, that the GSEs have allowed full credit under the PMIERs for the risk ceded under our restructured quota share reinsurance transaction. In the third quarter of 2015, the restructured transaction became effective after being approved by each of the GSEs and the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). The GSEs’ ongoing approval of the transaction is subject to several conditions and the transaction will be reviewed under the PMIERs at least annually by the GSEs.

We expect to increase our Available Assets in the future by repatriating to MGIC certain assets of MGIC's MIC subsidiary. If additional Available Assets are required in the future, we believe that a portion of our holding company’s cash and investments may be available for future contribution to MGIC.

Factors that may negatively impact MGIC’s ability to comply with the PMIERs after their effective date include the following:

•	The GSEs may reduce the amount of credit they allow under the PMIERs for the risk ceded under our quota share reinsurance transaction.

•
We may not obtain regulatory authorization to repatriate assets from MIC to MGIC to the extent we are assuming because regulators project higher losses than we project or require a level of capital be maintained in MIC higher than we are assuming.

•	MGIC may not receive additional capital contributions from our holding company due to competing demands on the holding company resources, including for repayment of debt.

•
Our future operating results may be negatively impacted by the matters discussed in the rest of these risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby creating a shortfall in Available Assets.

There can be no assurance that the GSEs will not make the PMIERs more onerous in the future; in this regard, the PMIERs provide that the tables of factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

While on an overall basis, the amount of Available Assets we must hold in order to continue to insure GSE loans has increased under the PMIERs over what state regulation currently provides, our reinsurance transaction mitigates the negative effect of the PMIERs on our returns. In this regard, see the first bullet point above.

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

The level of competition within the private mortgage insurance industry is intense and is not expected to diminish. Price competition has been present for some time: in the third quarter of 2014, we reduced many of our standard lender-paid single premium rates to match competition; and in the fourth quarter of 2013, we reduced all of our standard borrower-paid monthly premium rates and most of our standard single premium rates to match competition. In 2014 and 2015, we have been seeing price competition in the form of lender-paid single premium programs customized for individual lenders by using a rate card’s authority to set premiums or adjust premiums on individual loans within a range of premiums. This has resulted in rates materially discounted from those on the standard rate card (i.e., one that does not use such authority). In June 2015, the OCI issued letters to mortgage insurers inquiring about their discounted lender-paid mortgage insurance practices. During most of 2013, when almost all of our lender-paid single premium rates were above those most commonly used in the market, lender-paid single premium policies were approximately 4% of our total new insurance written; they were approximately 11% in 2014; and 20%, 17% and 15% in the first, second and third quarters of 2015, respectively. The increases compared to 2014 were primarily a result of our selectively matching reduced rates. Prior to the fourth quarter of 2014, we did not use our rate card’s authority to adjust premiums to offer significant discounts from our standard lender-paid single premium policy rate card. The average discount from our rate card on lender-paid single premium policies was 5% in the fourth quarter of 2014, 13%, 11% and 11% in the first, second and third quarters of 2015, respectively. Given the current pricing environment, an increase in the percentage of business written as lender-paid single premium policies, all other things equal, will decrease our weighted average premium rates on new insurance written. In the third quarter of 2015, we also saw price competition in certain higher FICO segments of borrower-paid monthly premium plans through at least one competitor offering selected lenders customized rates lower than those on the standard rate card.

On June 30, 2015, the GSEs announced a modification to the PMIERs that will increase the Minimum Required Assets that must be maintained by a private mortgage insurer for loans dated on or after January 1, 2016, that are insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination under the Homeowners Protection Act (“HPA”) or an automatic termination consistent with the HPA termination requirements for borrower-paid mortgage insurance. The modification may reduce our future returns because we will be required to maintain more Available Assets in connection with a portion of our business.

During 2014 and the first three quarters of 2015, approximately 4% and 5%, respectively, of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including premium rates higher than can be obtained from competitors, tightening of and adherence to our underwriting requirements, which may result in our declining to insure some of the loans originated by our customers, and insurance rescissions that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions.

In the past several years, we believe many lenders considered financial strength and compliance with the State Capital Requirements (discussed below) as important factors when selecting a mortgage insurer. Lenders may consider compliance with the PMIERs important when selecting a mortgage insurer in the future. As noted above, we expect MGIC to be in compliance with the PMIERs when they become effective and we expect MGIC’s risk-to-capital ratio to continue to comply with the current State Capital Requirements. However, we cannot assure you that we will comply with such requirements or that we will comply with any revised State Capital Requirements proposed by the National Association of Insurance Commissioners (“NAIC”). For more information, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

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

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At September 30, 2015, MGIC’s risk-to-capital ratio was 12.3 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.1 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these risk factors for information about matters that could negatively affect such compliance.

At September 30, 2015, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 13.6 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, unless a waiver of the State Capital Requirements of Wisconsin continues to be effective, additional capital contributions to the reinsurance affiliates could be needed.

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

If MGIC fails to meet the State Capital Requirements of Wisconsin and is unable to obtain a waiver of them from the OCI, MGIC could be prevented from writing new business in all jurisdictions. If MGIC fails to meet the State Capital Requirements of a jurisdiction other than Wisconsin and is unable to obtain a waiver of them, MGIC could be prevented from writing new business in that particular jurisdiction. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in all jurisdictions, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the State Capital Requirements or the PMIERs may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses.” A possible future failure by MGIC to meet the State Capital Requirements or the PMIERs will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, you should read the rest of these risk factors for information about matters that could negatively affect MGIC’s claims paying resources.

Item 6. Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 6, 2015.

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

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.