Form 10-K
period 2015-12-31
MGIC INVESTMENT CORP
filed 2016-02-26
CIK 876437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒No

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2015: Approximately $3.8 billion*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 12, 2016: 340,008,569

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2015 Annual Meeting of Shareholders	Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

PART I

Item 1. Business.

A.    General

We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance and ancillary services. In 2015, our net premiums written were $1.0 billion and our primary new insurance written was $43.0 billion. As of December 31, 2015, our primary insurance in force was $174.5 billion and our direct primary risk in force was $45.5 billion. For further information about our results of operations, see our consolidated financial statements in Item 8. As of December 31, 2015, our principal mortgage insurance subsidiary, Mortgage Guaranty Insurance Corporation (“MGIC”), was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam.  During 2015, we wrote new insurance in each of those jurisdictions.

Business Strategies

Our 2016 business strategies include 1) prudently growing insurance in force, 2) pursuing new business opportunities that leverage our core competencies, 3) preserving and expanding our role and that of the private mortgage insurance industry in housing finance policy, 4) managing and deploying capital to optimize creation of shareholder value and 5) developing and diversifying the talents of our co-workers.

Following are several of the accomplishments we achieved in 2015 that furthered our 2015 business strategies.

•
Increased new insurance written from $33.4 billion in 2014 to $43.0 billion in 2015. The new insurance written is consistent with the Company's risk and return goals and increased insurance in force by 6% year-over-year.

•
Successfully renegotiated external reinsurance transaction in a manner that affords it full credit under the revised private mortgage insurer eligibility requirements ("PMIERs") of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for risk ceded under the transaction.

•	Met the revised financial requirements of the PMIERs by their effective date with a comfortable cushion.

•	Worked with the private mortgage insurance industry to influence changes to the draft PMIERs before they became effective.

•	Maintained our traditionally low expense base.

•	Successfully transitioned key senior executive roles, including Chief Executive Officer and Chief Risk Officer.

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

Fannie Mae and Freddie Mac have been the major purchasers of the mortgage loans underlying new insurance written by private mortgage insurers. In this annual report, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.” The GSEs purchase residential mortgages as part of their governmental mandate to provide liquidity in the secondary mortgage market. The GSEs cannot buy low down payment mortgage loans without certain forms of credit enhancement, the primary form of which is private mortgage insurance. Therefore, private mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs and plays an important role in the housing finance system by assisting consumers, especially first-time and lower net-worth homebuyers, to affordably finance homes with less than a 20% down payment. In this annual report, we refer to loans with less than 20% down payments as “low down payment” mortgages or loans. Private mortgage insurance also reduces the regulatory capital that depository institutions are required to hold against certain low down payment mortgages that they hold as assets.

Because the GSEs have been the major purchasers of the mortgages underlying new insurance written by private mortgage insurers, the private mortgage insurance industry in the U.S. is defined in large part by the requirements and practices of the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of private mortgage insurers. In 2008, the federal government took control of the GSEs through a conservatorship process. The Federal Housing Finance Agency (“FHFA”) is the conservator of the GSEs and has the authority to control and direct their operations. The U.S. Department of the Treasury reported its recommendations regarding options for ending the conservatorship of the GSEs in February 2011, and while it did not provide any definitive timeline for GSE reform, it did recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including Federal Housing Administration ("FHA") insurance), and help bring private capital back to the mortgage market. Since then, members of Congress have introduced several bills intended to change the business practices of the GSEs and the FHA, however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

As noted above, the GSEs have private mortgage insurer eligibility requirements, or PMIERs, for private mortgage insurers that insure loans delivered to the GSEs. The GSEs each revised their PMIERs effective December 31, 2015. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans increased under the revised PMIERs over what state regulation currently requires, our reinsurance transaction mitigates the negative effect of the PMIERs on our returns. See "Regulation – Direct Regulation" below for information about our compliance with the financial requirements of the PMIERs.

The private mortgage insurance industry is greatly impacted by macroeconomic conditions that affect home loan originations and credit performance of home loans, including unemployment rates, housing prices, restrictions on mortgage credit due to stringent underwriting standards, interest rates, household formations and homeownership rates. The financial crisis and the downturn in the housing market that began in 2007 had a significant negative impact on the industry and our company. During the last several years preceding the financial crisis, the mortgage lending industry increasingly made home loans to individuals with higher risk credit profiles, at higher loan-to-value (“LTV”) ratios, and based on less documentation and verification of information regarding the borrower. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry and we reported a net loss in each of 2007 through 2013. The operating environment for private mortgage insurers has been improving in recent years as the economy has been recovering. For 2015, we reported net income of $1,172.0 million. Excluding the effects of the 2015 reversal of the valuation allowance we had recorded against our deferred tax assets, our adjusted net income was $485.3 million, up from $251.9 million in 2014 and our second year of annual profitability since 2006. We present this non-GAAP financial measure, "adjusted net income," to allow comparability between periods of our financial results by excluding the reversal of our valuation allowance, which is a non-recurring, non-cash item that we believe is not indicative of our results of operations.

During 2015, $220 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $176 billion in 2014 and $207 billion in 2013. These figures include $4 billion, $8 billion and $32 billion of refinance transactions that were originated under the Home Affordable Refinance Program (“HARP”) in 2015, 2014 and 2013, respectively. We do not include HARP transactions in our new insurance written total because we consider them a modification of the coverage on existing insurance in force. The volume of mortgages insured by private mortgage insurers increased in 2015 compared to 2014, as both purchase mortgage originations and refinance transactions increased. Although the 2015 volume was significantly greater than the recent low in 2010 of $70 billion, it remains significantly below the volumes of 2001 through 2007 when, on average, approximately $311 billion of mortgages were insured with primary coverage by private mortgage insurers.

For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA and the Veterans Administration (“VA”). The publication Inside Mortgage Finance estimates that in 2015, the FHA accounted for 40.1% of low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance, up from 33.9% in 2014. In the past ten years, the FHA’s market share has been as low as 15.6% in 2006 and as high as 70.8% in 2009. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how these factors or the FHA’s share of new insurance written will change in the future.

Inside Mortgage Finance estimates that in 2015, the VA accounted for 24.8% of all low down payment residential mortgages that were subject to FHA, the VA or primary private mortgage insurance, down from 25.4% in 2014, its highest annual market share in ten years. The VA’s lowest market share in the past ten years was 5.4% in 2007. We believe that the VA’s market share has generally been increasing because the VA offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount but no additional monthly expense, and because of an increase in the number of borrowers that are eligible for the VA’s program.

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

In addition to the FHA, VA, other governmental agencies and the alternatives to mortgage insurance discussed above, we also compete with other mortgage insurers. The level of competition, including price competition, within the private mortgage insurance industry has intensified over the past several years and is not expected to diminish. See "Our Products and Services – Sales and Marketing and Competition – Competition" below for more information about the impact on our business of competition in the private mortgage insurance industry.

In addition to being subject to the requirements and practices of the GSEs, private mortgage insurers are subject to comprehensive, detailed regulation by state insurance departments. The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. The National Association of Insurance Commissioners (“NAIC”) previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators is drafting the revisions, although no date has been established by which the NAIC must propose changes to such requirements.

Due to the changing environment described above, as well as other factors discussed below, at this time we are facing the following significant challenges:

•
Whether competition from other mortgage insurers, the FHA and the VA will result in a loss of our market share, a decrease in our revenues as a result of price competition or an increase in our losses as a result of the effects of competition on underwriting guidelines.

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. An increase in the use of alternatives to private mortgage insurance, such as credit-linked note transactions executed in the capital markets, or a possible restructuring or change in the charters of the GSEs, could significantly affect our business.

For additional information about these uncertainties, see our risk factors titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses,” “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance” and “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

General Information About Our Company

We are a Wisconsin corporation organized in 1984. Our principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480). As used in this annual report, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires; “MGIC” refers to Mortgage Guaranty Insurance Corporation; and “MIC” refers to MGIC Indemnity Corporation.

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

Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers a percentage of the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure or sale process, which over the past several years has increased, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. Primary insurance can be written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New primary insurance written was $43.0 billion in 2015, compared to $33.4 billion in 2014 and $29.8 billion in 2013. The 2015 increase compared to 2014 is primarily the result of an increase in purchase mortgage originations and refinance transactions, as well as an increase in our market share within the private mortgage insurance industry.

The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance) for the MGIC Book as of the dates indicated.

Primary Insurance and Risk In Force

	December 31,
	2015	2014	2013	2012	2011
	(In billions)
Direct Primary Insurance In Force	$174.5	$164.9	$158.7	$162.1	$172.9

Direct Primary Risk In Force	$45.5	$42.9	$41.1	$41.7	$44.5

For loans sold to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2015, nearly all of our volume was on loans with GSE standard or higher coverage.

For loans that are not sold to the GSEs, the lender determines the coverage percentage from those that we offer. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim. We charge higher premium rates for higher coverage percentages. However, there can be no assurance that the higher premium rates adequately reflect the risks associated with higher coverage percentages. In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for loans in default. Because, historically, relatively few defaults occur in the early years of a book of business, the higher premium revenue from higher coverage has historically been recognized before any significant higher losses resulting from that higher coverage may be incurred. For more information, see “– Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation – Claims.”

In general, mortgage insurance coverage cannot be terminated by the insurer. However, subject to certain restrictions as are specified in our master policy and our Gold Cert Endorsement, we may terminate or rescind coverage for, among other reasons, non-payment of premium, certain material misrepresentations made in connection with the application for the insurance policy or if the loan was never eligible for coverage under our policy. For more information including with regard to our Gold Cert Endorsement, see “– Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Loss Mitigation.” Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower’s request when the principal balance of the loan is 80% or less of the home’s current value.

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

The percentage of primary new insurance written with respect to loans representing refinances was 19% for 2015, compared to 13% in 2014 and 26% in 2013. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. When a lender and borrower modify a loan rather than replace it with a new one, or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans, including those modified under HARP, are not included in our new insurance written.

In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and thus take into account, among other things, the loan-to-value ratio, the borrower’s credit score, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage), the mortgage term and whether the property is the borrower’s primary residence. We generally utilize a national, rather than a regional or local, premium rate policy. However, depending upon regional economic conditions, we have made, and may make, changes to our underwriting requirements to implement more restrictive standards in certain markets and for loan characteristics that we categorize as higher risk. Premium rates cannot be changed after the issuance of coverage.

The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry refers to the related mortgage insurance as “borrower-paid.” If the borrower is not required to pay the premium and mortgage insurance is required in connection with the origination of the loan, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Our industry refers to mortgage insurance on such loans as “lender-paid.” Most of our primary insurance in force is borrower-paid mortgage insurance.

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

During 2015, 2014 and 2013, the single premium plan represented approximately 20%, 15% and 10%, respectively, of our new insurance written. The monthly premium plan represented approximately 80%, 85% and 90%, respectively. The annual premium plan represented less than 1% of new insurance written in each of those years. Our single premium plan policies have increased in part as a result of the 2014 and 2013 reductions in our single premium rates and our selectively matching reduced rates on lender-paid single premium policies being offered by competitors. We expect to receive less lifetime premium from a 2015 lender-paid single premium policy than we would from a 2015 borrower-paid monthly premium policy. Given the 2015 pricing environment, the increased percentage of our new business represented by lender-paid single premium policies reduced our weighted average premium rates on new insurance written.

In January 2016, we announced our intention to revise our premium rate cards in the near future. We expect that this will result in a decrease in premium rates on some loans with higher credit scores and an increase in premium rates on some loans with lower credit scores. We expect that our premium rate changes will modestly decrease our new insurance written; however, we expect the premium yield on new insurance written to remain approximately the same as on 2015 new insurance written, and our returns on a portfolio basis to be comparable to those we expect to earn on the business we wrote in 2015.

Pool Insurance. Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the amount of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible.

We have written no new pool risk since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. At each of December 31, 2015 and 2014, 98% of our risk in force was primary insurance and the remaining risk in force was pool insurance. Our direct pool risk in force was $0.7 billion ($0.3 billion on pool policies with aggregate loss limits and $0.4 billion on pool policies without aggregate loss limits) at December 31, 2015, compared to $0.8 billion ($0.3 billion on pool policies with aggregate loss limits and $0.5 billion on pool policies without aggregate loss limits) at December 31, 2014, and $1.0 billion ($0.4 billion on pool policies with aggregate loss limits and $0.6 billion on pool policies without aggregate loss limits) at December 31, 2013.

Wall Street Bulk Transactions. In the fourth quarter of 2007, we stopped writing bulk insurance for loans that served as collateral in home equity securitizations (we refer to these as “Wall Street bulk transactions”). These securitizations represented approximately 5.0% of our risk in force at December 31, 2015. In general, the loans insured by us in Wall Street bulk transactions consisted of loans with reduced underwriting documentation, cash out refinances that exceed the standard underwriting requirements of the GSEs, A- loans, subprime loans and jumbo loans. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. See footnote 2 to the table titled “Default Statistics for the MGIC Book” in “– Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation – Defaults” below for the definitions of A-, subprime and reduced documentation loans, as such terms are used in this annual report. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. See footnote 4 to the table titled “Characteristics of Primary Risk in Force” in “– Risk in Force and Product Characteristics of Risk in Force” below for more information about conforming loan limits.

Geographic Dispersion

The following tables reflect the percentage of primary risk in force in the top 10 jurisdictions and top 10 core-based statistical areas for the MGIC Book at December 31, 2015.

Dispersion of Primary Risk in Force

Top 10 Jurisdictions

California	7.8%
Florida	6.3%
Texas	6.3%
Pennsylvania	5.2%
Ohio	4.8%
Illinois	4.1%
Michigan	3.7%
New York	3.4%
Georgia	3.3%
Washington	3.3%
Total	48.2%

Top 10 Core-Based Statistical Areas

Chicago-Naperville-Arlington Heights	2.7%
Atlanta-Sandy Springs-Roswell	2.4%
Minneapolis-St. Paul-Bloomington	2.0%
Houston-Woodlands-Sugar Land	2.0%
Washington-Arlington-Alexandria	1.9%
Philadelphia	1.9%
Los Angeles-Long Beach-Glendale	1.8%
Portland-Vancouver-Hillsboro	1.5%
Denver-Aurora-Lakewood	1.4%
Seattle-Bellevue-Everett	1.4%
Total	19.0%

The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

Insurance In Force by Policy Year

The following table sets forth for the MGIC Book the dispersion of our primary insurance in force and risk in force as of December 31, 2015, by year(s) of policy origination since we began operations in 1985.

Primary Insurance In Force and Risk In Force by Policy Year

	Insurance in Force		Risk in Force
Policy Year	Total (In millions)	Percent of Total	Total (In millions)	Percent of Total
2004 and prior	$7,933	4.5%	$2,251	5.0%
2005	6,855	3.9%	1,952	4.3%
2006	11,358	6.5%	3,103	6.8%
2007	24,712	14.2%	6,357	14.0%
2008	12,944	7.4%	3,268	7.2%
2009	3,419	2.0%	783	1.7%
2010	2,783	1.6%	755	1.7%
2011	4,301	2.4%	1,160	2.5%
2012	12,315	7.1%	3,298	7.3%
2013	19,224	11.0%	5,092	11.2%
2014	28,574	16.4%	7,333	16.1%
2015	40,096	23.0%	10,110	22.2%
Total	$174,514	100.0%	$45,462	100.0%

Product Characteristics

The following table reflects at the dates indicated and by the categories indicated the total dollar amount of primary risk in force for the MGIC Book and the percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination.

Characteristics of Primary Risk in Force

	December 31, 2015	December 31, 2014
Primary Risk in Force (In Millions):	$45,462	$42,946

Loan-to-value ratios:(1)
95.01% and above	16.2%	18.7%
90.01-95%	48.0%	44.5%
85.01-90%	29.8%	30.4%
80.01-85%	4.5%	4.6%
80% and below	1.5%	1.8%
Total	100.0%	100.0%
Loan Type:
Fixed(2)	96.4%	95.9%
Adjustable rate mortgages (“ARMs”)(3)	3.6%	4.1%
Total	100.0%	100.0%
Original Insured Loan Amount:(4)
Conforming loan limit and below	96.0%	96.1%
Non-conforming	4.0%	3.9%
Total	100.0%	100.0%
Mortgage Term:
15-years and under	2.7%	3.1%
Over 15 years	97.3%	96.9%
Total	100.0%	100.0%
Property Type:
Single-family detached	87.4%	87.0%
Condominium/Townhouse/Other attached	11.9%	12.3%
Other(5)	0.7%	0.7%
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	96.8%	96.4%
Second home	2.2%	2.3%
Investor property	1.0%	1.3%
Total	100.0%	100.0%
Documentation:
Reduced documentation(6)	3.9%	4.8%
Full documentation	96.1%	95.2%
Total	100.0%	100.0%
FICO Score:(7)
Prime (FICO 620 and above)	95.1%	94.4%
A Minus (FICO 575 – 619)	3.5%	4.3%
Subprime (FICO below 575)	1.4%	1.3%
Total	100.0%	100.0%

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

(3)
Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2015 and 2014, represented 0.7% and 0.9%, respectively, of primary risk in force. As indicated in note (2), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2015 and 2014, ARMs with loan-to-value ratios in excess of 90% represented 0.7% and 0.9%, respectively, of primary risk in force.

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

(6)
Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that did not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems granted such doc waivers for loans they judged to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(7)
Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for new insurance written in 2015 and 2014 was 744 and 743, respectively. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

Other Products and Services

Contract Underwriting. A non-insurance subsidiary of ours performs contract underwriting services for lenders. In performing those services, we underwrite loans to conform to prescribed guidelines. The guidelines might be the lender's own guidelines or the guidelines of Fannie Mae, Freddie Mac or a non-GSE investor. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. The complaint in the Real Estate Settlement Procedures Act ("RESPA") litigation that we settled in 2003, which litigation is referred to in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A, alleged, among other things, that the pricing of contract underwriting provided by us violated RESPA.

Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. The contract remedy expense of the subsidiary performing the contract underwriting services was approximately $1 million, $4 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Claims for remedies may be made a number of years after the underwriting work was performed.

Other. We provide various fee-based services for the mortgage finance industry, such as analysis of loan originations and portfolios, and mortgage lead generation.

Reinsurance Agreements

At December 31, 2015, approximately 76% of our insurance in force was subject to reinsurance agreements, compared to 61% at December 31, 2014. In 2015, approximately 91% of our new insurance written was subject to reinsurance agreements, compared to 90% in 2014.

External Reinsurance. In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers that was settled by commutation effective July 1, 2015. Also effective July 1, 2015, we entered into a new quota share reinsurance agreement with the same group of unaffiliated reinsurers which provides coverage on policies that were covered under the 2013 agreement; certain additional in force policies as of July 1, 2015; and all qualifying new insurance written through December 31, 2016. The agreement covers incurred losses, with renewal premium through December 31, 2024. The structure of the 2015 agreement is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2015 agreement, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%. Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it reduces the amount of capital we are required to retain against potential future losses for the PMIERs, rating agency and insurance regulatory purposes. We are currently allowed full credit under the PMIERs for the risk ceded under the quota share transaction. However, the GSEs' ongoing approval of the transaction is subject to several conditions and it will be reviewed under the PMIERs at least annually by the GSEs. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice. Further, at our sole discretion we may elect to terminate the 2015 agreement if we will receive less than 90% of the full PMIERs credit amount for the risk ceded under the agreement in any required calculation period.

Captive Reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. Since June 2005, various state and federal regulators have conducted investigations or requested information regarding captive mortgage reinsurance arrangements in which we participated, in part, in order to consider compliance with RESPA. In 2013, we entered into a settlement agreement with the Consumer Financial Protection Bureau ("CFPB") that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements without the CFPB or a court making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

For further information about our reinsurance agreements, see Note 11 – “Reinsurance,” to our consolidated financial statements in Item 8. For further information about investigations and litigation concerning captive reinsurance arrangements, see our risk factor titled "We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future" in Item 1A.

Customers

Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 23.4% of our new insurance written on a flow basis in 2015, compared to 19.5% in 2014 and 23.0% in 2013.  Our largest customer accounted for approximately 5% of our flow new insurance written in 2015 compared to approximately 4% in 2014. Our relationships with our customers could be adversely affected by a variety of factors, including premium rates higher than can be obtained from competitors, tightening of and adherence to our underwriting requirements, which may result in our declining to insure some of the loans originated by our customers and insurance rescissions and curtailments that affect the customer.  Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

Sales and Marketing and Competition

Sales and Marketing. We sell our insurance products through our own employees, located throughout all regions of the United States and in Puerto Rico.

Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and the VA. The FHA and the VA sponsor government-backed mortgage insurance programs, and it is estimated that during 2015, 2014 and 2013, they accounted for a combined approximately 64.9%, 59.3% and 63.5% , respectively, of the total low down payment residential mortgages which were subject to FHA, VA or primary private mortgage insurance. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.

In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

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

The U.S. private mortgage insurance industry currently consists of seven active mortgage insurers and their affiliates. The names of these mortgage insurers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A. Until 2010 the mortgage insurance industry had not had new entrants in many years. Since 2010, two public companies have been formed and began writing business and a worldwide insurer and reinsurer with mortgage insurance operations in Europe completed the purchase of a competitor and is currently writing business. At December 31, 2015, we had the third largest book of direct primary insurance in force. According to Inside Mortgage Finance, through 2010, we had been the largest private mortgage insurer (as measured by new insurance written) for more than ten years. In 2015, we had the second largest market share (as measured by new insurance written) and it was 19.9% in 2015, compared to 19.8% in 2014 and 16.4% in 2013, in each case excluding HARP refinances.

The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business, in part because it was required in order to maintain the highest level of eligibility with the GSEs before the PMIERs were revised effective December 31, 2015. At the time that this annual report was finalized, the financial strength of MGIC was rated Baa3 (with a stable outlook) by Moody’s Investors Service and BB+ (with a positive outlook) by Standard & Poor’s Rating Services. The revised PMIERs replaced the financial strength rating requirements with a requirement that a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). For further information about the importance of MGIC’s capital, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A. Depending on the evolution of housing finance reform, the level of issuances of non-GSE mortgage-backed securities (“MBS”) may increase in the future. Financial strength ratings may be considered by issuers of non-GSE MBS in determining whether to purchase private mortgage insurance for loans supporting such securities. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

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

•	origination practices of lenders and the percentage of coverage on insured loans;

•	the size of insured loans; and

•	the condition of the economy, including the direction of change in housing values and employment, in the area in which the property is located.

We believe that, excluding other factors, claim incidence increases:

•	for loans to borrowers with lower FICO scores compared to loans to borrowers with higher FICO scores;

•	for loans with less than full underwriting documentation compared to loans with full underwriting documentation;

•	during periods of economic contraction and housing price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and housing price appreciation;

•	for loans with higher loan-to-value ratios compared to loans with lower loan-to-value ratios;

•	for ARMs when the reset interest rate significantly exceeds the interest rate at the time of loan origination;

•	for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment;

•	for loans in which the original loan amount exceeds the conforming loan limit compared to loans below that limit; and

•	for cash out refinance loans compared to rate and term refinance loans.

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

Beginning in late 2007 and into 2008, we implemented a series of changes to our underwriting requirements that were designed to improve the risk profile of our new business. The changes primarily affected borrowers who had multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or those financing a home in a market we categorized as higher risk. The loans insured in the periods leading up to the effectiveness of the new requirements continue to experience significantly higher than historical lifetime claim rates and incurred losses. Beginning in September 2009, we have made changes to our underwriting  requirements that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future.

Delegated Underwriting and Automated Underwriting. In the past, we allowed approved lenders to commit us to insure loans originated through the flow channel using their own underwriting guidelines that we had pre-approved. Subsequently, some lenders developed their own automated underwriting systems. After we reviewed such systems, we agreed to allow certain lenders to commit us to insure loans that their systems approved. From 2000 through January 2007, the use of automated underwriting systems by the GSEs and lenders increased materially. During this same period, we allowed loans approved by the automated underwriting systems of the GSEs and certain approved lenders to be automatically approved for MGIC mortgage insurance. As a result, during this period, a substantial majority of the loans insured by us through the flow channel were approved as a result of loan approvals by automated underwriting systems. Beginning in 2007 and continuing through 2012, loans would not automatically be insured by us even though the loans were approved by the underwriting systems described above. Beginning in 2013, we aligned most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of the changes to our underwriting guidelines and requirements, and other factors, our business written beginning in the second half of 2013 is expected to have a somewhat higher claim incidence than business written 2009 through the first half of 2013. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.

Applications for mortgage insurance are submitted to us through both our delegated and non-delegated options. Under the delegated option, applications are submitted to us electronically and we rely upon the lender’s representations and warranties that the data submitted is true and correct when making our insurance decision. If the loan data submitted meets the underwriting requirements, a commitment to insure the loan is immediately issued. If the requirements are not met, the loan is reviewed by one of our underwriters. Non-delegated applications are submitted with documents from the lender’s loan origination file. During loan set-up, data is entered from those application documents and electronically evaluated against our underwriting requirements. An internally generated feedback report guides the mortgage insurance review as a full review of the mortgage documents is performed by one of our underwriters. If the loan meets the underwriting requirements, a commitment to insure the loan is issued. Our underwriters are authorized to approve loans that do not meet all of our underwriting requirements provided appropriate offsetting factors can be identified. The number of loans for which underwriting exceptions were made accounted for fewer than 2% of the loans we insured in each of 2014 and 2015.

Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation

Exposure to Catastrophic Loss. The private mortgage insurance industry has from time to time experienced catastrophic losses similar to the losses we have experienced in recent years. For background information about the current cycle of such losses, refer to “General – Overview of Private Mortgage Insurance Industry and its Operating Environment” above. To the extent our premium yield materially declines without either a corresponding decrease in our risk written or achieving other benefits, we become less likely to be able to withstand the occurrence of a catastrophic loss scenario. Prior to the most recent cycle of such losses, the last time that private mortgage insurers experienced substantial losses was in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed, particularly on pool insurance. These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (1) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (2) the lenders’ development of new mortgage products to defer the impact on homebuyers of double digit mortgage interest rates; and (3) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

Defaults. The claim cycle on private mortgage insurance generally begins with the insurer’s receipt of notification of a default on an insured loan from the loan servicer. We consider a loan to be in default when it is two or more payments past due. Most servicers report delinquent loans to us within this two month period. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, health issues, family status, the level of interest rates, rates of housing price appreciation or depreciation and general borrower creditworthiness. Defaults that are not cured result in a claim to us. See “– Claims.” Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage. In addition, when a policy is rescinded or a claim is denied we remove the default from our default inventory.

The following table shows the number of primary and pool loans insured in the MGIC Book, including A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2011-2015.

Default Statistics for the MGIC Book

	December 31,
	2015	2014	2013	2012	2011
PRIMARY INSURANCE
Insured loans in force	992,188	968,748	960,163	1,006,346	1,090,086
Loans in default (1)	62,633	79,901	103,328	139,845	175,639
Default rate – all loans	6.3%	8.3%	10.8%	13.9%	16.1%
Prime loans in default (2)	40,214	50,307	65,724	90,270	112,403
Default rate – prime loans	4.5%	5.8%	7.8%	10.4%	12.2%
A-minus loans in default (2)	10,451	13,021	16,496	20,884	25,989
Default rate – A-minus loans	25.7%	27.6%	30.4%	32.9%	35.1%
Subprime loans in default (2)	4,080	5,228	6,391	7,668	9,326
Default rate – subprime loans	31.2%	35.2%	38.7%	40.8%	43.6%
Reduced documentation loans delinquent (3)	7,888	11,345	14,717	21,023	27,921
Default rate – reduced doc loans	22.0%	27.1%	30.4%	35.2%	38.0%
POOL INSURANCE
Insured loans in force (4)	52,189	62,869	87,584	119,061	374,228
Loans in default	2,739	3,797	6,563	8,594	32,971
Default rate	5.3%	6.0%	7.5%	7.2%	8.8%

(1)	At December 31, 2015, 2014, 2013, 2011 and 2011, 2,769, 4,746, 6,948, 11,731 and 12,610 loans in default, respectively, were in our claims received inventory.

(2)
We define prime loans as those having FICO scores of 620 or greater, A-minus loans as those having FICO scores of 575-619, and subprime credit loans as those having FICO scores of less than 575, all as reported to MGIC at the time a commitment to insure is issued. In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(3)
In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems granted such doc waivers for loans they judged to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(4)	The number of loans insured under pool policies declined significantly from 2011 to 2012, partly due to the cancellation of certain pool policies due to the exhaustion of their aggregate loss limits.

Different geographical areas may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of primary loans we insured that were in default as of December 31, 2015, 2014 and 2013 for the 15 jurisdictions for which we paid the most claims during 2015.

Jurisdiction Default Rates

	December 31,
	2015	2014	2013
Florida	10.1%	17.7%	27.5%
Illinois	7.1	10.3	14.3
Maryland	9.4	12.8	17.1
New Jersey	15.6	18.7	21.9
California	4.1	5.9	8.2
Pennsylvania	6.5	8.3	10.1
New York	12.7	15.0	16.6
Ohio	5.2	6.5	8.5
Washington	4.0	5.6	8.3
Georgia	6.5	8.2	10.7
Connecticut	7.1	9.8	13.4
Michigan	4.1	5.5	7.4
Virginia	4.9	6.4	8.0
Wisconsin	3.8	5.1	6.3
Massachusetts	7.4	8.5	9.8
All other jurisdictions	5.7	7.0	8.9

The primary default inventory in those same jurisdictions as of December 31, 2015, 2014 and 2013 appears in a table found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – Losses – Losses Incurred,” in Item 7.

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

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern for other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2015, 50% of our primary risk in force was written subsequent to December 31, 2012, 57% was written subsequent to December 31, 2011, and 59% was written subsequent to December 31, 2010. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is the amount of the average claim size, which is generally referred to as claim severity. The primary average claim paid on the MGIC Book was $48,248 in 2015, compared to $45,596 in 2014, $46,375 in 2013, $48,722 in 2012 and $49,887 in 2011.The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts and local market conditions.

Information about net claims we paid during 2015, 2014 and 2013 appears in the table below.

Net paid claims (In millions)
	2015	2014	2013
Prime (FICO 620 & >)	$510	$755	$1,163
A-Minus (FICO 575-619)	96	124	179
Subprime (FICO < 575)	37	38	50
Reduced doc (All FICOs) (1)	134	157	219
Pool (2)	68	84	104
Other (3)	5	1	107
Direct losses paid	$850	$1,159	$1,822
Reinsurance	(23)	(34)	(61)
Net losses paid	$827	$1,125	$1,761
LAE	22	29	36
Net losses and LAE before terminations	$849	$1,154	$1,797
Reinsurance terminations	(15)	—	(3)
Net losses and LAE paid	$834	$1,154	$1,794

(1)
In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(2)	Each of 2015, 2014 and 2013 includes $42 million paid under the terms of the settlement with Freddie Mac as discussed under Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8.

(3)	2013 includes $105 million associated with the implementation of the Countrywide settlement as discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8.

Primary claims paid for the top 15 jurisdictions (based on 2015 paid claims, excluding payments associated with the Countrywide settlement) and all other jurisdictions for the years ended December 31, 2015, 2014 and 2013 appear in a table found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – Losses – Losses Incurred,” in Item 7.

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

Loss Mitigation.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In each of 2015 and 2014, curtailments reduced our average claim paid by approximately 6.7%. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims as “rescissions” and variations of this term. The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under the Gold Cert Endorsement, which limited our ability to rescind coverage compared to our master policy in effect at that time. Our rescission rights under our new master policy introduced in 2014 are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them.

In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescisisons, down from the peak of approximately 28% in the first half of 2009. Our rescissions involve inaccurate information or fraud committed regarding a borrower’s income, debts or intention to occupy the property; a faulty appraisal; negligence in the origination of the loan; or a failure to provide us with documentation we request under our policy (we use this documentation to investigate whether a claim must be paid). We do not expect future rescissions will be a significant portion of the claims we resolve over the next few years.

Our loss reserving methodology incorporates our estimates of future rescissions, reversals of rescissions and curtailments. When we rescind coverage, we return all premiums previously paid to us under the policy and are relieved of our obligation to pay a claim under the policy. A variance between ultimate actual rescission, reversal or curtailment rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. Certain settlements require GSE approval. The GSEs consented to settlement agreements we entered into with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP, but there is no guarantee they will approve others. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

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

Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes even though discussions and legal proceedings may have been initiated and are ongoing. Under ASC 450-20, an estimated loss from such discussions and proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. The estimated impact that we have recorded is our best estimate of our loss from these matters. If we are not able to implement settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

In addition to the probable settlements for which we have recorded a loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $317 million, although we believe we will ultimately resolve these matters for significantly less than this amount. This estimate includes the maximum exposure for losses that we have determined are probable in excess of the provision we have recorded for such losses.

The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Although loan modification programs continued to mitigate our losses in 2015, the impact of modifications has been decreasing. During 2014 and 2015, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $0.8 billion and $0.6 billion, respectively, of estimated claim payments. These levels are down from a high of $3.2 billion in 2010. For more information, see the risk factor titled “Loan modification and other similar programs may not continue to provide substantial benefits to us ” in Item 1A.

Another loss mitigation technique available to us is obtaining a deficiency judgment against the borrower and attempting to recover some or all of the paid claim from the borrower. Various factors, including state laws that limit or eliminate our ability to pursue deficiency judgments and borrowers’ financial conditions, have limited our recoveries in recent years to less than one-half of 1% of our paid claims.

Loss Reserves and Premium Deficiency Reserve

A significant period of time typically elapses between the time when a borrower defaults on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the default to us, the acquisition of the property by the lender (typically through foreclosure) or the sale of the property with our approval, and the eventual payment of the claim related to the uncured default or a rescission. To recognize the estimated liability for losses related to outstanding reported defaults, or default inventory, we establish loss reserves.  Loss reserves are established by estimating the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss reserve estimates are established based upon historical experience, including rescission activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish loss reserves for future claims on insured loans that are not currently in default.

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

Our losses incurred from our risk in force have declined in recent years in part due to the improving economy and the run-off of the insurance policies we wrote before the financial crisis, both of which resulted in fewer defaulted loans, as well as an improved cure rate on defaulted loans. Our losses incurred were $343.5 million in 2015, compared to $496.1 million in 2014 and $838.7 million in 2013. Rescissions had no significant impact on our losses incurred in 2013 through 2015.

After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish a premium deficiency reserve, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established reserves. In the fourth quarter of 2007, we recorded a premium deficiency reserve of $1.2 billion relating to Wall Street bulk transactions remaining in our insurance in force. That premium deficiency reserve was eliminated in the second quarter of 2015.

C. Investment Portfolio

Policy and Strategy

At December 31, 2015, the fair value of our investment portfolio was approximately $4.7 billion. In addition, at December 31, 2015, our total assets included approximately $181 million of cash and cash equivalents. At December 31, 2015, of our portfolio plus cash and cash equivalents, approximately $402 million was held by our parent company and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2015, approximately 71% of our investment portfolio (excluding cash and cash equivalents) was managed by Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

Our current investment policy emphasizes preservation of capital. Therefore, our investment portfolio consists almost entirely of high-quality, investment grade, fixed maturity securities. Our investment portfolio strategy encompasses tax efficiency. The mix of tax-exempt municipal securities in our investment portfolio will increase with sustained profitability of the company. The goal is maintain or grow net investment income through a combination of investment income and tax advantages. Also, our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements.

Our investment policies in effect at December 31, 2015 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed maturity securities to those that are rated investment grade by at least one rating agency. They also limit the amount of investment in foreign governments and foreign domiciled securities and in any individual foreign country. The aggregate market value of the holdings of a single obligor, or type of investment, as applicable, is limited to:

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

For information about the credit ratings of securities in our investment portfolio and the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” in Item 7.

Investment Operations

At December 31, 2015, the sectors of our investment portfolio were as shown in the table below:

Percentage of Portfolio’s Fair Value
1. Corporate	46.3%
2. Tax-Exempt Municipals	20.6
3. Taxable Municipals	16.2
4. GNMA Pass-through Certificates	5.5
5. Asset Backed	5.5
6. U.S. Treasuries	3.4
7. Escrowed/Prerefunded Municipals	1.6
8. Foreign Debt	0.7
9. Other	0.2
100.0%

We had no derivative financial instruments in our investment portfolio. Securities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 6%, 34%, 28% and 32%, respectively, of the total fair value of our investment in debt securities. Our pre-tax yield was 2.5%, 2.2% and 1.7% for 2015, 2014 and 2013, respectively.

Our ten largest holdings at December 31, 2015 appear in the table below:

Fair Value (In thousands)
1. New York State Dormitory Authority Rev	$56,752
2. JP Morgan Chase	47,293
3. Goldman Sachs Group Inc	42,050
4. Wells Fargo & Co	41,004
5. Morgan Stanley	36,139
6. New York, NY	35,584
7. Chicago Airport Rev	34,666
8. Bear Stearns Commercial Mortgage	34,118
9. Metropolitan Transit Authority New York	32,464
10. Citigroup Inc	32,057
$392,127

Note: This table excludes securities issued by the U.S. government, U.S. government agencies, the GSEs and the Federal Home Loan Banks.

For further information concerning investment operations, see Note 6 – “Investments,” to our consolidated financial statements in Item 8.

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

In general, regulation of our subsidiaries’ business relates to:

•licenses to transact business;
•policy forms;
•premium rates;
•insurable loans;
•annual and other reports on financial condition;
•the basis upon which assets and liabilities must be stated;
•requirements regarding contingency reserves equal to 50% of premiums earned;
•minimum capital levels and adequacy ratios;
•reinsurance requirements;
•limitations on the types of investment instruments which may be held in an investment portfolio;
•the size of risks and limits on coverage of individual risks which may be insured;
•deposits of securities;
•transactions among affiliates;
•limits on dividends payable; and
•claims handling.

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

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. We funded MIC, a direct subsidiary of MGIC, to write new business in jurisdictions where MGIC no longer met, and was not able to obtain a waiver of, the State Capital Requirements. In the third quarter of 2012, we began writing new mortgage insurance in MIC in those jurisdictions. In 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. As a result, later in 2013, MGIC was again able to write new business in all jurisdictions and MIC suspended writing new business. In 2015, much of MIC's capital was repatriated to MGIC. At December 31, 2015, MGIC’s risk-to-capital ratio was 12.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.2 billion above the required MPP of $1.1 billion.

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

See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, for information about regulations governing our capital adequacy and our expectations regarding our future capital position. See "Management's Discussion and Analysis – Liquidity and Capital Resources – Capital" in Item 7 for information about our current capital position.

Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a description of limits on dividends payable to us from MGIC, see “Management’s Discussion and Analysis – Liquidity and Capital Resources” in Item 7 and Note 16 – “Dividend restrictions,” to our consolidated financial statements in Item 8.

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

We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of net earned premiums. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For further information, see Note 17 – “Capital Requirements,” to our consolidated financial statements in Item 8.

Mortgage insurers are generally single-line companies, restricted to writing residential mortgage insurance business only. Although we, as an insurance holding company, are prohibited from engaging in certain transactions with MGIC, MIC or our other insurance subsidiaries without submission to and, in some instances, prior approval by applicable insurance departments, we are not subject to insurance company regulation on our non-insurance businesses.

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to time. Based on our interpretation of the financial requirements of the PMIERs, as of December 31, 2015, MGIC’s preliminary Available Assets are $5.0 billion and its preliminary Minimum Required Assets are $4.5 billion; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs. For information about the possible reduction in Available Assets in connection with the first quarter 2016 purchase by MGIC of a portion of our outstanding 9% Convertible Junior Subordinated Debentures, see "Management's Discussion and Analysis – Debt at Our Holding Company and Holding Company Capital Resources" in Item 7. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could be negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

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

E. Employees

At December 31, 2015, we had approximately 800 full- and part-time employees, of whom approximately 33% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” employees has ranged from fewer than 70 to more than 220.

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
Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.
Our private mortgage insurance competitors include:

•	Arch Mortgage Insurance Company,

•	Essent Guaranty, Inc.,

•	Genworth Mortgage Insurance Corporation,

•	National Mortgage Insurance Corporation,

•	Radian Guaranty Inc., and

•	United Guaranty Residential Insurance Company.
The level of competition, including price competition, within the private mortgage insurance industry has intensified over the past several years and is not expected to diminish. Lender demand and the discounted pricing for lender-paid single premium policies, have generally increased the percentage of the industry’s and MGIC’s new insurance written under those policies over the past several years. During most of 2013, when almost all of our lender-paid single premium policy rates were above those most commonly used in the market, lender-paid single premium policies were approximately 4% of our total new insurance written; they were approximately 11% in 2014; and 17% in 2015. The increases compared to 2014 were primarily a result of our selectively matching reduced rates. Prior to the fourth quarter of 2014, we did not use our rate card’s authority to adjust premiums to offer significant discounts from our standard lender-paid single premium policy rate card. The average discount from our rate card on lender-paid single premium policies was 4% in the fourth quarter of 2014 and 13% in 2015. Given the 2015 pricing environment, an increase in the percentage of business written as lender-paid single premium policies, all other things equal, decreased our weighted average premium rates on new insurance written.
The private mortgage insurer eligibility requirements (the “PMIERs”) of Fannie Mae and Freddie Mac (the “GSEs”) require more Minimum Required Assets be maintained by a private mortgage insurer for loans dated on or after January 1, 2016, that are insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination under the Homeowners Protection Act (“HPA”) or an automatic termination consistent with the HPA termination requirements for borrower-paid mortgage insurance. This requirement may reduce our future returns because we will be required to maintain more Available Assets in connection with a portion of our business.
In January 2016, we announced our intention to revise our premium rate cards in the near future. We expect that this will result in a decrease in premium rates on some higher-FICO score loans and an increase in premium rates on some lower-FICO score loans. If we do not revise our premium rates in this manner, we believe lenders may select our competitors to insure higher-FICO score loans because, in many cases, they currently offer lower premiums rates for those loans and lenders may select MGIC to insure lower-FICO score loans because, in many cases, we currently offer lower rates for those loans. We expect that our premium rate changes will modestly decrease our new insurance written; however, we expect the premium yield on new insurance written to remain approximately the same as on 2015 new insurance written, and our returns on a portfolio basis to be comparable to those we expect to earn on the business we wrote in 2015.
During 2014 and 2015, approximately 4% and 5%, respectively, of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including premium rates higher than can be obtained from competitors, tightening of and adherence to our underwriting requirements, which may result in our declining to insure some of the loans originated by our customers, and insurance rescissions and curtailments that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our claims paying practices.
In the past several years, we believe many lenders considered financial strength and compliance with the State Capital Requirements (discussed below) as important factors when selecting a mortgage insurer. Lenders may consider expected future compliance with the PMIERs important when selecting a mortgage insurer in the future. As noted below, MGIC is in compliance with the financial requirements of the PMIERs and we expect MGIC’s Available Assets to continue to exceed its Minimum Required Assets under the PMIERs and its risk-to-capital ratio to continue to comply with the current State Capital Requirements. However, we cannot assure you that we will continue to comply with such requirements or that we will comply with any revised State Capital Requirements proposed by the National Association of Insurance Commissioners (“NAIC”). For more information, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”
We believe that financial strength ratings may be a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market, which includes most loans that are not “Qualified Mortgages” (for more information about “Qualified Mortgages,” see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses”). While this market has been limited since the financial crisis, it may grow in the future. The financial strength ratings of our insurance subsidiaries are lower than those of some competitors and below investment grade levels; therefore, we may be competitively disadvantaged with some market participants. For each of MGIC and MIC, the financial strength rating from Moody’s is Baa3 (with a stable outlook) and from Standard & Poor’s is BB+ (with a positive outlook). It is possible that MGIC’s and MIC’s financial strength ratings could decline from these levels. Our ability to participate in the non-GSE market could depend on our ability to secure investment grade ratings for our mortgage insurance subsidiaries.
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
The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
Alternatives to private mortgage insurance include:

•	lenders using FHA, VA and other government mortgage insurance programs,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

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

The FHA increased its share of the low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance to an estimated 40.1% in 2015 from 33.9% in 2014. In the past ten years, the FHA’s share has been as low as 15.5% in 2006 and as high as 70.8% in 2009. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how these factors or the FHA’s share of new insurance written will change in the future.
In 2015, the VA accounted for an estimated 24.8% of all low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance, down from 25.4% in 2014 (which had been its highest annual market share in ten years). The VA’s lowest market share in the past ten years was 5.4% in 2007. We believe that the VA’s market share has generally been increasing because the VA offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount but no additional monthly expense, and because of an increase in the number of borrowers that are eligible for the VA’s program.
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
Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. The final rule implementing that requirement became effective on December 24, 2015 for asset-backed securities collateralized by residential mortgages. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. Because there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies that implemented the rule to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.
We estimate that for our new risk written in 2014 and 2015, 83% and 85%, respectively, was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in each of 2014 and 2015, was for loans that would have met the temporary category in the CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.
We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.
Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The GSEs each revised its PMIERs effective December 31, 2015. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).
Based on our interpretation of the PMIERs, as of December 31, 2015, MGIC’s Available Assets are $5.0 billion and its Minimum Required Assets are $4.5 billion; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Our Available Assets do not include approximately $100 million of statutory capital in excess of MIC’s minimum policyholder position that remained after MIC repatriated $387 million to MGIC in the fourth quarter of 2015. Additional repatriation of funds from MIC to MGIC would be subject to regulatory approval. For information about the possible reduction in Available Assets in connection with the first quarter 2016 purchase by MGIC of a portion of our outstanding 9% Convertible Junior Subordinated Debentures, see "Management's Discussion and Analysis – Debt at Our Holding Company and Holding Company Capital Resources" in Item 7.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs may reduce the amount of credit they allow under the PMIERs for the risk ceded under our quota share reinsurance transaction. The GSEs’ ongoing approval of that transaction is subject to several conditions and the transaction will be reviewed under the PMIERs at least annually by the GSEs. For more information about the transaction, see our risk factor titled “The mix of business we write affects the likelihood of losses occurring, our Minimum Required Assets under the PMIERs, and our premium yields.”

•
The GSEs could make the PMIERs more onerous in the future; in this regard, the PMIERs provide that the tables of factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time.

•
Our future operating results may be negatively impacted by the matters discussed in the rest of these risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby creating a shortfall in Available Assets.

•
Should additional capital be needed by MGIC in the future, additional capital contributions from our holding company may not be available due to competing demands on holding company resources, including for repayment of debt.

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans increased under the PMIERs over what state regulation currently requires, our reinsurance transaction mitigates the negative effect of the PMIERs on our returns. In this regard, see the first bullet point above.
The benefit of our net operating loss carryforwards may become substantially limited.
As of December 31, 2015, we had approximately $1.9 billion of net operating losses for tax purposes that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Our ability to utilize these net operating losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre-ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built-in-loss on the date of the ownership change. The amount of the annual limitation generally equals the fair value of the corporation immediately before the ownership change multiplied by the long-term tax-exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post-ownership-change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.
While we have adopted our Amended and Restated Rights Agreement to minimize the likelihood of transactions in our stock resulting in an ownership change, future issuances of equity-linked securities or transactions in our stock and equity-linked securities that may not be within our control may cause us to experience an ownership change. If we experience an ownership change, we may not be able to fully utilize our net operating losses, resulting in additional income taxes and a reduction in our shareholders’ equity.
We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.
Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In each of 2014 and 2015, curtailments reduced our average claim paid by approximately 6.7%. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.
When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as "rescissions" and variations of that term.) In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. Our loss reserving methodology incorporates our estimates of future rescissions, reversals of rescissions and curtailments. A variance between ultimate actual rescission, reversal or curtailment rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.
If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. Certain settlements require GSE approval. The GSEs consented to settlement agreements we entered into with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP, but there is no guarantee they will approve others. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.
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

Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes even though discussions and legal proceedings may have been initiated and are ongoing. Under ASC 450-20, an estimated loss from such discussions and proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. The estimated impact that we have recorded is our best estimate of our loss from these matters. If we are not able to implement settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.
In addition to the probable settlements for which we have recorded a loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $317 million, although we believe we will ultimately resolve these matters for significantly less than this amount. This estimate includes the maximum exposure for losses that we have determined are probable in excess of the provision we have recorded for such losses.
The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.
Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, was named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. As of the end of the first quarter of 2015, MGIC had been dismissed from all twelve cases. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.
In 2013, we entered into a settlement with the CFPB that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements without the CFPB or a court making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provisions of RESPA.
In 2015, MGIC executed a Consent Order with the Minnesota Department of Commerce that resolved that department’s investigation of captive reinsurance matters without making any findings of wrongdoing. The Consent Order provided, among other things, that MGIC is prohibited from entering into any new captive reinsurance agreement or reinsuring any new loans under any existing captive reinsurance agreement for a period of ten years.
Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring other actions seeking various forms of relief in connection with alleged violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.
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
In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2015, there would also be interest related to these matters of approximately $182.9 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.
We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2015, those state taxes and interest would approximate $48.8 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2015 is $107.1 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”
Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.
In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, we establish reserves for insurance losses and loss adjustment expenses only when notices of default on insured mortgage loans are received and for loans we estimate are in default but for which notices of default have not yet been reported to us by the servicers (this is often referred to as “IBNR”). Because our reserving method does not take account of losses that could occur from loans that are not delinquent, such losses are not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses on loans that are not currently delinquent may have a material impact on future results as such losses emerge.
Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.
When we establish reserves, we estimate the ultimate loss on delinquent loans using estimated claim rates and claim amounts. The estimated claim rates and claim amounts represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from rescissions. The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions. The deterioration in conditions may include an increase in unemployment, reducing borrowers’ income and thus their ability to make mortgage payments, and a decrease in housing values, which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could have a material impact on our future results, even in a stable economic environment. In addition, historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate.
We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements.
Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel. The unexpected departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to obtain other personnel to manage and operate our business. In addition, we will be required to replace the knowledge and expertise of our aging workforce as our workers retire. In either case, there can be no assurance that we would be able to develop or recruit suitable replacements for the departing individuals; that replacements could be hired, if necessary, on terms that are favorable to us; or that we can successfully transition such replacements in a timely manner. We currently have not entered into any employment agreements with our officers or key personnel. Volatility or lack of performance in our stock price may affect our ability to retain our key personnel or attract replacements should key personnel depart. Without a properly skilled and experienced workforce, our costs, including productivity costs and costs to replace employees may increase, and this could negatively impact our earnings.
Our reinsurance agreement with unaffiliated reinsurers allows each reinsurer to terminate such reinsurer’s portion of the transaction on a run-off basis if during any six month period prior to July 1, 2016, two or more officers with positions of executive vice president or higher (of which there are currently four) depart, the departures result in a material adverse impact on our underwriting and risk management practices or policies, and such reinsurer timely objects to the replacements of such executives. We view such a termination as unlikely.
Loan modification and other similar programs may not continue to provide substantial benefits to us.
The federal government, including through the U.S. Department of the Treasury and the GSEs, and several lenders have modification programs to make loans more affordable to borrowers with the goal of reducing the number of foreclosures. During 2014 and 2015, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $0.8 billion and $0.6 billion, respectively, of estimated claim payments. These levels are down from a high of $3.2 billion in 2010.
One loan modification program is the Home Affordable Modification Program (“HAMP”). We are aware of approximately 5,065 loans in our primary delinquent inventory at December 31, 2015 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2015, approximately 62,500 primary loans that we continue to insure have cured their delinquency after entering HAMP and are not in default. The interest rates on certain loans modified under HAMP are subject to adjustment five years after the modification was entered into. Such adjustments are limited to an increase of one percentage point per year.

The GSEs’ Home Affordable Refinance Program (“HARP”), allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of December 31, 2015, approximately 13% of our primary insurance in force had benefitted from HARP and was still in force.
In each of 2014 and 2015, approximately 16% of our primary cures were the result of modifications, with HAMP accounting for approximately 67% and 66% of the modifications in each of those periods, respectively. Although the HAMP and HARP programs have been extended through December 2016, we believe that we have realized the majority of the benefits from them because the number of loans insured by us that we are aware are entering those programs has decreased significantly.
We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.
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
At December 31, 2015, MGIC’s risk-to-capital ratio was 12.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.2 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these risk factors for information about matters that could negatively affect such compliance.
At December 31, 2015, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 13.6 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, additional capital contributions to the reinsurance affiliates could be needed.
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
Losses result from events that reduce a borrower’s ability or willingness to continue to make mortgage payments, such as unemployment, health issues, family status, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates generally, changes to the deductibility of mortgage interest for income tax purposes, or other factors. Changes in housing values and unemployment levels are inherently difficult to forecast given the uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, mortgage finance programs and policies, and housing finance reform.
The mix of business we write affects the likelihood of losses occurring, our Minimum Required Assets under the PMIERs, and our premium yields.
Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with higher loan-to-value ratios, lower FICO scores, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of December 31, 2015, approximately 16.2% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 4.6% had FICO scores below 620, and 4.6% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material number of these loans were originated in 2005 - 2007 or the first half of 2008. For information about our classification of loans by FICO score and documentation, see footnotes (1) and (2) to the composition of primary default inventory table under “Results of Consolidated Operations – Losses – Losses incurred” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
The Minimum Required Assets under the PMIERs are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering loan-to-value ratio, credit score, vintage, HARP status and delinquency status; and whether the loans were insured under lender paid mortgage insurance policies or other policies that are not subject to automatic termination consistent with the Homeowners Protection Act requirements for borrower paid mortgage insurance. Therefore, if our direct risk-in-force increases through increases in new insurance written, or if our mix of business changes to include loans with higher loan-to-value ratios or lower FICO scores, for example, or if we insure more loans under lender-paid mortgage insurance policies, we will be required to hold more Available Assets in order to maintain GSE eligibility.
From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. We also change our underwriting guidelines, in part through aligning some of them with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of changes to our underwriting guidelines and requirements and other factors, our business written beginning in the second half of 2013 is expected to have a somewhat higher claim incidence than business written in 2009 through the first half of 2013. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/ index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in each of 2014 and 2015.

As noted above in our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility,” in 2014 and 2015, we increased the percentage of our business from lender-paid single premium policies. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life. Currently, we expect to receive less lifetime premium from a new lender-paid single premium policy than we would from a new borrower-paid monthly premium policy.
We entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that was restructured effective July 1, 2015. Although the transaction reduces our premiums, it has a lesser impact on our overall results, as losses ceded under the transaction reduce our losses incurred and the ceding commission we receive reduces our underwriting expenses. The net cost of reinsurance, with respect to a covered loan, is 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loan with reinsurance by our direct (that is, without reinsurance) premiums from such loan. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses. The 2015 restructuring of the reinsurance transaction caused volatility in our 2015 premium yield and we expect it to reduce our premium yield in 2016.
In addition to the effect of reinsurance on our premium yield, we expect a modest decline in premium yield resulting from the premium rates themselves: the books we wrote before 2009, which have a higher average premium rate than subsequent books, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date. However, for loans that have utilized HARP, the initial ten-year period was reset to begin as of the date of the HARP transaction. As of December 31, 2015, approximately 24%, 28%, 36%, and 51% of the insurance in force from 2005, 2006, 2007, and 2008, respectively, has been reported to us as utilizing HARP.
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

To comply with requirements of the GSEs, in 2014 we introduced a new master policy. Our rescission rights under our new master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our new master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, was written under our new master policy. As of December 31, 2015, approximately 48% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our new master policy.
As of December 31, 2015, approximately 2.2% of our primary risk in force consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses even under our current underwriting requirements. We do, however, believe that our insurance written beginning in the second half of 2008 will generate underwriting profits.
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
Our current expectation is that the incurred losses from our 2005-2008 books, although declining, will continue to generate a material portion of our total incurred losses for a number of years. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices, which in turn will be influenced by general economic conditions and other factors.
We are susceptible to disruptions in the servicing of mortgage loans that we insure.
We depend on reliable, consistent third-party servicing of the loans that we insure. Over the last several years, the mortgage loan servicing industry has experienced consolidation and an increase in the number of specialty servicers servicing delinquent loans. The resulting change in the composition of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. Further changes in the servicing industry resulting in the transfer of servicing could cause a disruption in the servicing of delinquent loans which could reduce servicers’ ability to undertake mitigation efforts that could help limit our losses. Future housing market conditions could lead to additional increases in delinquencies and transfers of servicing.
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
The monthly premium program used for the substantial majority of loans we insured provides that, for the first ten years of the policy, the premium is determined by the product of the premium rate and the initial loan balance; thereafter, a lower premium rate is applied to the initial loan balance. The initial ten-year period is reset when the loan is refinanced under HARP. The premiums on many of the policies in our 2005 book that were not refinanced under HARP reset in 2015 and the premiums on many of the policies in our 2006 book that were not refinanced under HARP will reset in 2016. As of December 31, 2015, approximately 4%, 7%, 14% and 7%, of our primary risk-in-force was written in 2005, 2006, 2007 and 2008, respectively, and approximately 24%, 28%, 36%, and 51% of that remaining insurance in force, respectively, has been refinanced under HARP.
Our persistency rate was 79.7% at December 31, 2015, compared to 82.8% at December 31, 2014, and 79.5% at December 31, 2013. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.
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
As noted above under our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility,” although we are currently in compliance with the financial requirements of the PMIERs, there can be no assurance that we would not seek to issue non-dilutive debt capital or to raise additional equity capital to manage our capital position under the PMIERs or for other purposes. Any future issuance of equity securities may dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

At December 31, 2015, we had $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures. At December 31, 2015, we also had $333.5 million principal amount of 5% Convertible Senior Notes and $500 million principal amount of 2% Convertible Senior Notes outstanding. The 5% Convertible Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that conversion may occur during any calendar quarter commencing after March 31, 2014, if the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day. The notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions. We do not have the right to defer interest on our Convertible Senior Notes. For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 3 – “Summary of Significant Accounting Policies Earnings per Share” to our consolidated financial statements in Item 8. For a discussion of the first quarter 2016 purchase by our holding company of a portion of our 5% Convertible Senior Notes and purchase by MGIC of a portion of our outstanding 9% Convertible Junior Subordinated Debentures, see "Management's Discussion and Analysis – Debt at Our Holding Company and Holding Company Capital Resources" in Item 7.
Our debt obligations materially exceed our holding company cash and investments.
At December 31, 2015, we had approximately $402 million in cash and investments at our holding company and our holding company’s debt obligations were $1,223 million in aggregate principal amount, consisting of $334 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $390 million of 9% Convertible Junior Subordinated Debentures due in 2063. Annual debt service on the debt outstanding as of December 31, 2015, is approximately $62 million. We have from time to time purchased our debt securities, including those that are convertible, and may continue to do so in the future. For a discussion of the first quarter 2016 purchase by our holding company of a portion of our 5% Convertible Senior Notes and purchase by MGIC of a portion of our outstanding 9% Convertible Junior Subordinated Debentures, see "Management's Discussion and Analysis – Debt at Our Holding Company and Holding Company Capital Resources" in Item 7. While the repurchase of the 5% Convertible Senior Notes will reduce our annual cash interest paid, it will improve our liquidity (which for this purpose is our expected cash balance immediately after the maturity of the these Notes in 2017) only modestly taking into account the above-par purchase price and the lost investment income on the funds used for the repurchase.
The Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity and OCI authorization is required for MGIC to pay dividends. Although MGIC has not paid any dividends to our holding company since 2008, we are discussing with the OCI the resumption of ongoing dividends in 2016. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

At December 31, 2015, we leased office space in various cities throughout the United States under leases expiring between 2016 and 2021 and which required monthly rental payments that in the aggregate are immaterial.

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

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2015, there would also be interest related to these matters of approximately $182.9 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2015, those state taxes and interest would approximate $48.8 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2015 is $107.1 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

In addition to the above litigation, we face other litigation, regulatory risks and disputes. For additional information about such other litigation and regulatory risks, you should review our risk factors titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.”

Item 4. Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant

Certain information with respect to our executive officers as of February 26, 2016 is set forth below:

Name and Age	Title
Patrick Sinks, 59	President and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC

Timothy J. Mattke, 40	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC

Jeffrey H. Lane, 66	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

Stephen C. Mackey, 55	Executive Vice President and Chief Risk Officer of MGIC Investment Corporation and MGIC

Gregory A. Chi, 55	Senior Vice President–Information Services and Chief Information Officer of MGIC

James J. Hughes, 53	Senior Vice President – Sales and Business Development of MGIC

Mr. Sinks has served as our Chief Executive Officer since March 2015 and has been our and MGIC’s President since January 2006.  He was Executive Vice President-Field Operations of MGIC from January 2004 to January 2006 and was Senior Vice President-Field Operations of MGIC from July 2002 to January 2004. From March 1985 to July 2002, he held various positions within MGIC’s finance and accounting organization, the last of which was Senior Vice President, Controller and Chief Accounting Officer. Mr. Sinks has been a director of MGIC Investment Corporation and MGIC since July 2014.

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

Mr. Mackey joined MGIC in June 2015 and has served as Executive Vice President and Chief Risk Officer since September 2015. Before joining MGIC, Mr. Mackey was with JP Morgan Chase & Company from March 2011 until June 2015, where he held a number of senior leadership positions, including Managing Director, Firmwide Market Risk, Senior Vice President and Risk Management Executive in Mortgage Banking and Senior Vice President and Controller in Mortgage Banking. He has a diverse professional background prior to JP Morgan that includes 13 years with Fannie Mae where he had been a Vice President.

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

Mr. Hughes has served as Senior Vice President – Sales and Business Development of MGIC since 2015. He served as Vice President, Managing Director in the sales area from October 2001 to March 2015. He joined MGIC in 1987 and prior to becoming Vice President, Managing Director, he had been an Account Manager and a Sales Manager.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2015 and 2014 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2015		2014
Quarter	High	Low	High	Low
First	$9.96	8.00	$9.46	7.92
Second	11.55	9.47	9.50	7.65
Third	11.72	9.07	9.50	7.16
Fourth	10.05	8.72	9.67	7.27

In October 2008, the Board suspended payment of our cash dividend. Accordingly, no cash dividends were paid in 2015 or 2014. The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position.  See Note 8 – “Debt,” to our consolidated financial statements in Item 8 for dividend restrictions during interest deferral periods related to our Convertible Junior Debentures.  We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulations. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 16 – “Dividend Restrictions,” to our consolidated financial statements in Item 8.

As of February 12, 2016, the number of shareholders of record was 274. In addition, we estimate there are approximately 26,000 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b) Not applicable.

(c) We did not repurchase any shares of Common Stock during the fourth quarter of 2015.

Item 6. Selected Financial Data

	As of and for the Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Summary of Operations
Revenues:
Net premiums written	$1,020,277	$881,962	$923,481	$1,017,832	$1,064,380
Net premiums earned	896,222	844,371	943,051	1,033,170	1,123,835
Investment income, net	103,741	87,647	80,739	121,640	201,270
Realized investment gains, net including net impairment losses	28,361	1,357	5,731	195,409	142,715
Other revenue	12,457	8,422	9,914	28,145	36,459
Total revenues	1,040,781	941,797	1,039,435	1,378,364	1,504,279

Losses and expenses:
Losses incurred, net	343,547	496,077	838,726	2,067,253	1,714,707
Change in premium deficiency reserve	(23,751)	(24,710)	(25,320)	(61,036)	(44,150)
Underwriting and other expenses	164,366	146,059	192,518	201,447	214,750
Interest expense	68,932	69,648	79,663	99,344	103,271
Total losses and expenses	553,094	687,074	1,085,587	2,307,008	1,988,578
Income (loss) before tax	487,687	254,723	(46,152)	(928,644)	(484,299)
(Benefit from) provision for income taxes (1)	(684,313)	2,774	3,696	(1,565)	1,593
Net income (loss)	$1,172,000	$251,949	$(49,848)	$(927,079)	$(485,892)

Weighted average common shares outstanding (2)	468,039	413,547	311,754	201,892	201,019

Diluted income (loss) per share	$2.60	$0.64	$(0.16)	$(4.59)	$(2.42)
Dividends per share	$—	$—	$—	$—	$—

Balance sheet data
Total investments	$4,663,206	$4,612,669	$4,866,819	$4,230,275	$5,823,647
Cash and cash equivalents	181,120	197,882	332,692	1,027,625	995,799
Total assets	5,879,545	5,266,434	5,601,390	5,574,324	7,216,230
Loss reserves	1,893,402	2,396,807	3,061,401	4,056,843	4,557,512
Premium deficiency reserve	—	23,751	48,461	73,781	134,817
Short- and long-term debt (3)	—	61,918	82,773	99,910	170,515
Convertible senior notes	833,503	845,000	845,000	345,000	345,000
Convertible junior debentures	389,522	389,522	389,522	379,609	344,422
Shareholders' equity	2,236,140	1,036,903	744,538	196,940	1,196,815
Book value per share	6.58	3.06	2.20	0.97	5.95

(1)
In the third quarter of 2015 we reversed the valuation allowance against our deferred tax assets. See Note 14 – "Income Taxes" to our consolidated financial statements in Item 8 for a discussion of the reversal of the valuation allowance and impact on our consolidated financial statements.

(2)
Includes dilutive shares in years with net income. See Note 3 – "Summary of Significant Accounting Policies" to our consolidated financial statements in Item 8 for a discussion of our Earnings Per Share.

(3)	As discussed in Note 8 – "Debt" to our consolidated financial statements in Item 8, our 5.375% Senior Notes matured on November 1, 2015 and were repaid with cash at our holding company.

Other data

	Years Ended December 31,
	2015	2014	2013	2012	2011
New primary insurance written ($ millions)	43,031	33,439	29,796	24,125	14,234
New primary risk written ($ millions)	10,824	8,530	7,541	5,949	3,525

Insurance in force (at year-end) ($ millions)
Direct primary insurance	174,514	164,919	158,723	162,082	178,873
Risk in force (at year-end) ($ millions)
Direct primary risk in force	45,462	42,946	41,060	41,735	44,462
Direct pool risk in force
With aggregate loss limits	271	303	376	439	674
Without aggregate loss limits	388	505	636	879	1,177

Primary loans in default ratios
Policies in force	992,188	968,748	960,163	1,006,346	1,090,086
Loans in default	62,633	79,901	103,328	139,845	175,639
Percentage of loans in default	6.31%	8.25%	10.76%	13.90%	16.11%

Insurance operating ratios (GAAP) (1)
Loss ratio	38.3%	58.8%	88.9%	200.1%	152.6%
Expense ratio	14.9%	14.7%	18.6%	15.2%	16.0%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	12.1:1	14.6:1	15.8:1	44.7:1	20.3:1
MGIC Indemnity Corporation	3.6:1	1.1:1	1.3:1	1.2:1	—
Combined insurance companies	13.6:1	16.4:1	18.4:1	47.8:1	22.2:1

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

Overview

Through our subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”) we are a leading provider of private mortgage insurance in the United States, as measured by $174.5 billion of primary insurance in force on a consolidated basis at December 31, 2015.

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. In the discussion below, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.”

Business Environment

As a provider of mortgage insurance, our results are subject to macroeconomic conditions and specific events that impact the mortgage origination environment and the credit performance of the underlying insured mortgages. During 2015, the residential mortgage market experienced an increase in mortgage loan originations driven by two factors: (1) an increase in purchase volume that was favorably impacted by increasing household formations and continued recovery in the labor market, and (2) an increase in refinance transactions especially in the first half of 2015, as interest rates remained near historical lows and nationally home prices continued to appreciate. These favorable conditions resulted in a 6% increase in our insurance in force at the end of 2015 compared to 2014 and we wrote our highest annual level of new insurance since 2008. We consider the new insurance written to generally be of high quality as lenders maintained stringent underwriting standards, a trend that has been in place since 2009. Our recent loss results reflect the improved lending environment as the level of losses on our 2009-2014 books remain low, and also reflect positive trends on our pre-2009 business regarding new delinquency notices, paid claims, and the declining delinquent inventory.

While macroeconomic conditions were favorable for our business in 2015, we remain subject to competition from other private mortgage insurers, the FHA and VA, and significant regulatory oversight, both of which have implications on our ability to operate in the mortgage insurance industry. As of December 31, 2015 private mortgage insurers became subject to the revised private mortgage insurer eligibility requirements (the "PMIERs") of the GSEs which contain compliance, reporting, and financial requirements that impact our business. Of the various changes required under PMIERs, the financial requirements have the most fundamental impact on us. For example, decisions made in 2015 regarding our reinsurance structure and capital allocations among our subsidiary companies were influenced by the financial requirements of PMIERs. The competitive landscape remains intense and we have seen: (1) continued demands for lender-paid single premium policies, which include discounts from our published rate card, (2) a decrease in premium rates offered by the FHA, and (3) adjustments by our competition to borrower-paid mortgage premium rates.

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

Outlook for 2016

We believe that housing fundamentals are solid and expect that household formations will continue to increase and that home sales will increase. Mortgage interest rates remain very low relative to historical norms and the level of unemployment has been decreasing. However, the private mortgage insurance industry will continue to be very competitive. Growing our insurance in force and increasing the industry's market share is difficult under these conditions, but we expect a modest increase in our insurance in force in 2016. In consideration of the PMIER's financial requirements and the competitive landscape, we are revising our premium rates on both borrower-paid and lender-paid premium plans. Across the spectrum of loans we insure the revised rates will include both increases and decreases to previously published rate cards and we expect to achieve life-time after tax returns on required PMIERs capital in the mid-teens, after considering reinsurance. The revised rate structure is likely to result in a reduction of new insurance written in some lower FICO score segments and overall we expect to write modestly less new business in 2016 compared to 2015. While the premium rate changes will not have a significant impact on premium yields on new insurance written, our premium yields are expected to decline due to a number of other factors, including: a reduction in the profit commission from our reinsurance transaction as more losses are ceded to reinsurers as expected losses on covered books are anticipated to increase, a modest overall increase in the amount of our insurance in force subject to reinsurance, lower premium rates on books written in 2013 and after, and the effect of premium rate resets on our 2005 and 2006 remaining insurance in force. Recent loss trends have resulted in a declining level of new delinquency notices, losses paid, and delinquent notice inventory. We expect these trends to continue in 2016. However, we have experienced significant favorable loss development over the past two years, which may not continue in 2016.

Capital

GSEs
Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The GSEs each revised its PMIERs effective December 31, 2015. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).
Based on our interpretation of the PMIERs, as of December 31, 2015, MGIC’s Available Assets are $5.0 billion and its Minimum Required Assets are $4.5 billion; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Our Available Assets do not include approximately $100 million of statutory capital at our subsidiary MGIC Indemnity Corporation ("MIC") in excess of the minimum policyholder position that remained after MIC repatriated $387 million to MGIC in the fourth quarter of 2015. Additional repatriation of funds from MIC to MGIC would be subject to regulatory approval. For information about the first quarter 2016 purchase by MGIC of a portion of our outstanding 9% Convertible Junior Subordinated Debentures, see “Debt at Our Holding Company and Holding Company Capital Resources” below.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs may reduce the amount of credit they allow under the PMIERs for the risk ceded under our quota share reinsurance transaction. The GSEs’ ongoing approval of that transaction is subject to several conditions and the transaction will be reviewed under the PMIERs at least annually by the GSEs. For more information about the transaction, see our risk factor titled “The mix of business we write affects the likelihood of losses occurring, our Minimum Required Assets under the PMIERs, and our premium yields” in Item 1A.

•
The GSEs could make the PMIERs more onerous in the future; in this regard, the PMIERs provide that the tables of factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time.

•
Our future operating results may be negatively impacted by the matters discussed in our risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby creating a shortfall in Available Assets.

•
Should additional capital be needed by MGIC in the future, additional capital contributions from our holding company may not be available due to competing demands on holding company resources, including for repayment of debt.

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans increased under the PMIERs over what state regulation currently requires, our reinsurance transaction mitigates the negative effect of the PMIERs on our returns. In this regard, see the first bullet point above.

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
At December 31, 2015, MGIC’s risk-to-capital ratio was 12.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.2 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read our risk factors for information about matters that could negatively affect such compliance.
At December 31, 2015, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 13.6 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, additional capital contributions to the reinsurance affiliates could be needed.
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
Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. The final rule implementing that requirement became effective on December 24, 2015 for asset-backed securities collateralized by residential mortgages. The final rule exempts securitizations of qualified residential mortgages (“QRMs”) from the risk retention requirement and generally aligns the QRM definition with that of QM. Because there is a temporary category of QMs for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The final rule requires the agencies that implemented the rule to review the QRM definition no later than four years after its effective date and every five years thereafter, and allows each agency to request a review of the definition at any time.
We estimate that for our new risk written in 2014 and 2015, 83% and 85%, respectively, was for loans that would have met the CFPB’s general QM definition and, therefore, the QRM definition. We estimate that approximately 99% of our new risk written in each of 2014 and 2015, was for loans that would have met the temporary category in the CFPB’s QM definition. Changes in the treatment of GSE-guaranteed mortgage loans in the regulations defining QM and QRM, or changes in the conservatorship or capital support provided to the GSEs by the U.S. Government, could impact the manner in which the risk-retention rules apply to GSE securitizations, originators who sell loans to GSEs and our business.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

Loan Modification and Other Similar Programs
The federal government, including through the U.S. Department of the Treasury and the GSEs, and several lenders have modification programs to make loans more affordable to borrowers with the goal of reducing the number of foreclosures. During 2014 and 2015, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $0.8 billion and $0.6 billion, respectively, of estimated claim payments. These levels are down from a high of $3.2 billion in 2010.
One loan modification program is the Home Affordable Modification Program (“HAMP”). We are aware of approximately 5,065 loans in our primary delinquent inventory at December 31, 2015 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2015, approximately 62,500 primary loans that we continue to insure have cured their delinquency after entering HAMP and are not in default. The interest rates on certain loans modified under HAMP are subject to adjustment five years after the modification date. Such adjustments are limited to an increase of one percentage point per year.

The GSEs’ Home Affordable Refinance Program (“HARP”), allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of December 31, 2015, approximately 13% of our primary insurance in force had benefitted from HARP and was still in force.
In each of 2014 and 2015, approximately 16% of our primary cures were the result of modifications, with HAMP accounting for approximately 67% and 66% of the modifications in each of those periods, respectively. Although the HAMP and HARP programs have been extended through December 2016, we believe that we have realized the majority of the benefits from them because the number of loans insured by us that we are aware are entering those programs has decreased significantly.
We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

As shown in the following table, as of December 31, 2015 approximately 23% of our primary risk in force has been modified:

Policy Year	HARP (1) Modifications	HAMP Modifications	Other Modifications
2003 and Prior	10.9%	17.3%	14.6%
2004	17.5%	17.2%	12.8%
2005	23.2%	17.9%	12.7%
2006	26.5%	19.6%	13.0%
2007	36.5%	19.3%	8.3%
2008	50.6%	11.6%	4.1%
2009	24.1%	1.3%	1.0%
2010 - 2015	—%	0.1%	—%
Total	12.6%	6.6%	3.6%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of December 31, 2015 based on loan count, the loans associated with 97.7% of all HARP modifications, 77.0% of HAMP modifications and 71.4% of other modifications were current.

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

•
Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Cancellations due to refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•
Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the loans insured and the percentage of coverage on the loans. The substantial majority of our monthly mortgage insurance premiums are under a premium plan in which, for the first ten years of the policy, the amount of premium is determined by multiplying the initial premium rate by the original loan balance; thereafter, the premium declines because a lower premium rate is used for the remaining life of the policy. However, for loans that have utilized HARP, the initial ten-year period resets to begin as of the date of the HARP transaction. The remainder of our monthly premiums are under a premium plan in which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.

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

Our investment portfolio is composed principally of investment grade fixed maturity securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment income, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases. From time to time we may elect to sell securities to realize gains on securities that are trading above our cost basis. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any other than temporary impairments ("OTTI") recognized in earnings.  The amount received on the sale of fixed maturity securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

Each quarter, we evaluate whether a premium deficiency reserve on the remaining Wall Street bulk insurance in force is required. When a premium deficiency reserve is required, we re-estimate the reserve quarterly and changes in the reserve from quarter to quarter are a result of two factors.  First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserve has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results.

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

Interest expense reflects the interest associated with our outstanding debt obligations. For information about our outstanding debt obligations, see Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” below.

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

Australia

We began writing business in Australia in June 2007. We stopped writing new business in Australia in 2008 and in the fourth quarter of 2015 we settled all of our remaining risk in force. As of December 31, 2015 the equity value in our Australian operations was approximately $38 million.

Summary of 2015 Results

Our results of operations for 2015 were principally affected by the factors referred to below.

•Net premiums written and earned

Net premiums written and earned during 2015 increased when compared to 2014. The increase was attributable to a commutation of our 2013 quota share reinsurance agreement ("2013 QSR Transaction") and higher average insurance in force. The reinsurance commutation resulted in a return to us of written premiums previously ceded to reinsurers and an increase in our profit commission due to a related return of ceding commissions to the reinsurers.

•Investment income

Net investment income in 2015 increased when compared to 2014. The increase in investment income was due to higher investment yields attributable to an increase in duration driven by our increased allocation to municipal fixed maturity securities.

•Realized gains and other-than-temporary impairments

Net realized gains for 2015 included $28.4 million in net realized gains on the sale of fixed income investments. Net realized gains for 2014 included $1.5 million in net realized gains on the sale of fixed income investments, slightly offset by $0.1 million in OTTI losses. As of December 31, 2015, the net unrealized losses in our investment portfolio were $26.6 million, which included $67.8 million of gross unrealized losses, partially offset by $41.3 million of gross unrealized gains.

•Other revenue

Other revenue for 2015 increased compared to 2014 primarily due to an increase in our contract underwriting fees attributable to higher mortgage origination volumes.

•Losses incurred

Losses incurred for 2015 decreased compared to 2014 primarily due to a decrease in new delinquency notices received, a lower claim rate on new notices, and an increase in favorable development on prior year loss reserves compared to 2014.

•Change in premium deficiency reserve

During 2015 the premium deficiency reserve on Wall Street bulk transactions declined by $24 million and was eliminated during the second quarter of 2015. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for 2015 is primarily related to lower estimated ultimate losses.

•Underwriting and other expenses

Underwriting and other expenses for 2015 increased when compared to 2014. The increase is due to a return of ceding commissions to reinsurers as a result of commuting our 2013 QSR Transaction and an increase in employee costs.

•Interest expense

Interest expense for 2015 decreased when compared to 2014. The decrease in interest expense was due to the maturity of our Senior Notes on November 1, 2015, which were repaid with holding company cash.

•Income taxes

The effective tax rate (benefit) provision on our pre-tax income was (140.3%) and 1.1% in 2015 and 2014, respectively. During 2015, the effective tax rate provision was reduced and became an effective tax rate (benefit) due to the reversal of the deferred tax asset valuation allowance. During 2014, the effective tax rate provision was reduced by the change in the deferred tax asset valuation allowance.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Total Primary NIW (In billions)	$43.0	$33.4	$29.8

Refinance volume as a % of primary NIW	19%	13%	26%
The increase in new insurance written in 2015 compared to 2014 was primarily attributable to an increase in mortgage originations overall, which increased the volume of originations with private mortgage insurance. Although private mortgage insurance volume increased from the prior year, the penetration rate of private mortgage insurance declined as the FHA recaptured market share due to a 2015 premium rate reduction. Purchase mortgage origination volume was the largest driver of our higher new insurance written in 2015 compared to 2014, while robust refinancing activity in the first half of 2015 also increased our overall volume. The increase in mortgage origination volume can largely be attributed to low mortgage interest rates and decreased levels of unemployment.

The increase in new insurance written in 2014 compared to 2013 was primarily due to increases in the penetration rate of private mortgage insurance in the overall insured mortgage market, which was driven by a combination of factors including changes to the prices and fees of the FHA, the GSEs and the private mortgage insurers. The FHA also reversed a past FHA policy pursuant to which insurance premiums for borrowers were canceled once the borrower paid down their mortgage below a certain percentage. The combined effect of these pricing and policy changes increased the percentage of market share of private mortgage insurers versus the FHA. The increase in new insurance written in 2014 compared to 2013 was also due to a recapture of market share from our competitors throughout 2014.
The level of competition, including price competition, within the private mortgage insurance industry has intensified over the past several years and is not expected to diminish. Lender demand and the discounted pricing for lender-paid single premium policies, have generally increased the percentage of the industry’s and MGIC’s new insurance written under those policies over the past several years. During most of 2013, when almost all of our lender-paid single premium policy rates were above those most commonly used in the market, lender-paid single premium policies were approximately 4% of our total new insurance written; they were approximately 11% in 2014; and 17% in 2015. The increases compared to 2014 were primarily a result of our selectively matching reduced rates. Prior to the fourth quarter of 2014, we did not use our rate card’s authority to adjust premiums to offer significant discounts from our standard lender-paid single premium policy rate card. The average discount from our rate card on lender-paid single premium policies was 4% in the fourth quarter of 2014 and 13% in 2015. Given the 2015 pricing environment, an increase in the percentage of business written as lender-paid single premium policies, all other things equal, decreased our weighted average premium rates on new insurance written.
The PMIERs require more Minimum Required Assets be maintained by a private mortgage insurer for loans dated on or after January 1, 2016, that are insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination under the Homeowners Protection Act (“HPA”) or an automatic termination consistent with the HPA termination requirements for borrower-paid mortgage insurance. This requirement may reduce our future returns because we will be required to maintain more Available Assets in connection with a portion of our business.
In January 2016, we announced our intention to revise our premium rate cards in the near future. We expect that this will result in a decrease in premium rates on some higher-FICO loans and an increase in premium rates on some lower-FICO loans. If we do not revise our premium rates in this manner, we believe lenders may select our competitors to insure higher-FICO loans because, in many cases, they currently offer lower premiums rates for those loans and lenders may select MGIC to insure lower-FICO loans because, in many cases, we currently offer lower rates for those loans. We expect that our premium rate changes will modestly decrease our new insurance written; however, we expect the premium yield on new insurance written to remain approximately the same as on 2015 new insurance written, and our returns on a portfolio basis to be comparable to those we expect to earn on the business we wrote in 2015.
The FHA increased its share of the low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance 40.1% in 2015 from 33.9% in 2014. In the past ten years, the FHA’s share has been as low as 15.5% in 2006 and as high as 70.8% in 2009. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how these factors or the FHA’s share of new insurance written will change in the future.
In 2015, the VA accounted for 24.8% of all low down payment residential mortgages that were subject to FHA, VA or primary private mortgage insurance, down from down from 25.4% in 2014 (which had been its highest annual market share in ten years). The VA’s lowest market share in the past ten years was 5.4% in 2007. We believe that the VA’s market share has generally been increasing because the VA offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount but no additional monthly expense, and because of an increase in the number of borrowers that are eligible for the VA’s program.

We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2014 and 2015.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the years ended December 31, 2015, 2014 and 2013 were as follows:

(In billions)	2015	2014	2013
NIW	$43.0	$33.4	$29.8
Cancellations	(33.4)	(27.2)	(33.2)
Change in primary insurance in force	$9.6	$6.2	$(3.4)

Direct primary insurance in force as of December 31,	$174.5	$164.9	$158.7

Direct primary risk in force as of December 31,	$45.5	$42.9	$41.1
Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate was 79.7% at December 31, 2015 compared to 82.8% at December 31, 2014 and 79.5% at December 31, 2013. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage interest rates on our insurance in force, and home price appreciation, both of which affect the vulnerability of the insurance in force to refinancing. Due to refinancing activity in 2015, we experienced lower persistency on our 2004 through 2013 books of business compared to year-end 2014. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Pool insurance

We have written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. Our direct pool risk in force was $659 million ($271 million on pool policies with aggregate loss limits and $388 million on pool policies without aggregate loss limits) at December 31, 2015 compared to $808 million ($303 million on pool policies with aggregate loss limits and $505 million on pool policies without aggregate loss limits) at December 31, 2014. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during 2015 increased when compared to 2014. The increase was attributable to a commutation of our 2013 QSR Transaction and higher average insurance in force. The reinsurance commutation resulted in a return to us of written premiums previously ceded to reinsurers and an increase in our profit commission due to a related return of ceding commissions to the reinsurers.

Net premiums written and earned during 2014 decreased when compared to 2013. The decrease was primarily due to an increase in premiums ceded under reinsurance agreements, offset, in part, by an increase in profit commissions. The increase in  premiums ceded and profit commissions in 2014 was due to an addendum entered into in December 2013 for our 2013 QSR Transaction that expanded the applicable coverage to insurance written prior to April 1, 2013 that had never been delinquent. The profit commission was subject to the performance of the policies under the 2013 QSR Transaction. See “Reinsurance agreements” below.

See "Overview – Factors Affecting Our Results" above for additional factors that also influence the amount of net premiums written and earned in a year.

Although we expect that our insurance in force will increase in 2016 compared to 2015, net premiums written and earned as well as the ratio of net premiums earned divided by the average primary insurance in force outstanding for the year or other reporting period (sometimes referred to as “premium rate/yield” or “effective premium rate/yield”) are likely to decline in 2016 from 2015 levels. As discussed below, we see this occurring for two reasons. The largest portion of the decline relates to the restructuring of our reinsurance transaction because it will cover insurance in force that was previously excluded, as well as certain new insurance written through 2016.  A modest amount of the decline relates to the premium rates themselves: the books we wrote before 2009, which have a higher average premium rate than subsequent business, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date.

Effect of reinsurance on premiums:

Our net premiums written and earned are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance. A substantial portion of our business is covered by a quota share reinsurance agreement that became effective July 1, 2015 and that protects us against a fixed percentage of losses arising from policies covered by the agreement. Under that agreement, we cede to reinsurers 30% of earned and received premiums and losses incurred on the following: policies in the 2013 QSR Transaction that was commuted; additional qualifying in force policies as of the agreement effective date which either had no history of defaults, or where a single default has been cured for twelve or more months at the agreement effective date; as well as all qualifying new insurance written through December 31, 2016. The premiums we cede are reduced by a profit commission, which primarily varies by the level of losses we cede. The 2015 quota share reinsurance agreement ("2015 QSR Transaction") increases the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded.

Our reinsurance affects premiums, underwriting expenses and losses incurred and should be analyzed by reviewing its total effect on our statement of operations, as discussed below under “Reinsurance agreements.”

Effect of changing premium rate:

The insurance in force associated with the 2008 and prior book years was approximately 37% and 46% of the primary insurance in force as of December 31, 2015 and 2014, respectively. The business written after 2008 has a lower average premium rate because of its lower risk characteristics and, beginning in the second half of 2014, the increase in the business mix represented by lender-paid single premium business, which had a lower average premium rate than borrower-paid monthly premium business (see “New insurance written” above). Persistency will affect the average premium rate on single premium policies because the premium is not generally refundable and is earned over the estimated life of the policy. If a single premium policy is cancelled, because the loan is repaid, the remaining unearned premium is earned immediately. When persistency is lower than the assumption used to set the estimated life, the average premium rate will increase; the opposite effect will occur when persistency is greater than such assumption.

The monthly premium program used for the substantial majority of loans we insured provides that, for the first ten years of the policy, the premium is determined by the product of the initial premium rate and the initial loan balance; thereafter, a lower premium rate is applied to the initial loan balance. The initial ten-year period is reset when the loan is refinanced under HARP. The premiums on many of the policies in our 2005 book that were not refinanced under HARP reset in 2015. As of December 31, 2015, approximately 24%, 28%, 36%, and 51% of our insurance in force from 2005, 2006, 2007, and 2008 respectively, has been refinanced under HARP.

Reinsurance agreements

Our reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its effect on our net income, as described below.

•We cede a fixed percentage of premiums on insurance covered by the agreement.

•
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a "dollar for dollar" basis and is eliminated at levels of losses that we do not expect to occur. This means that lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for levels of losses we do not expect, its elimination).

•	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
•We cede a fixed percentage of losses incurred on insurance covered by the agreement.

The effects described above result in a net cost of the reinsurance, with respect to a covered loan, of 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loans with reinsurance by our direct (that is, without reinsurance) premiums from such loan. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses. The 2015 QSR Transaction had the effect of reducing our premium yield in the fourth quarter of 2015 and this trend is expected to continue into 2016, in part due to an increase in the amount of losses ceded, which reduces our profit commission. Because more of our insurance in force is covered under the 2015 QSR Transaction than was covered under the commuted 2013 QSR Transaction, the absolute dollar cost of the 2015 QSR Transaction will be modestly higher than the cost of the 2013 QSR Transaction.

The following table provides additional information related to our premiums written and earned and risk in force subject to reinsurance agreements for 2015, 2014, and 2013.

	As of and For the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
New insurance written subject to quota share reinsurance agreements	91%	90%	75%
Insurance in force subject to quota share reinsurance agreements	73%	56%	49%
Insurance in force subject to captive reinsurance agreements	3%	5%	7%

2015 QSR Transaction (1)
Ceded premiums written, net of profit commission	$52,588
% of direct premiums written	5%
Ceded premiums earned, net of profit commission	$52,588
% of direct premiums earned	5%
Ceding commissions	$20,582
Ceded risk in force	$9,886,952

2013 QSR Transaction (1)
Ceded premiums written, net of profit commission	$(11,355)	$100,031	$49,672
% of direct premiums written	(1)%	10%	5%
Ceded premiums earned, net of profit commission	$35,999	$88,528	$13,822
% of direct premiums earned	4%	9%	1%
Ceding commissions	$10,234	$37,833	$10,408
Ceded risk in force	$—	$8,229,173	$7,159,901

Captives
Ceded premiums written	$13,547	$18,794	$23,815
% of direct premiums written	1%	2%	2%
Ceded premiums earned	$13,650	$18,917	$23,956
% of direct premiums earned	1%	2%	2%
Risk in force subject to captives	3%	5%	6%
(1) As discussed in Note 11 - "Reinsurance" to our consolidated financial statements in Item 8, the 2013 QSR Transaction was terminated on July 1, 2015 and replaced with our 2015 QSR Transaction, which increased the insurance in force and corresponding risk in force covered by reinsurance. Premiums are ceded on an earned and received basis under the 2015 QSR Transaction.

As discussed in Note 11 – “Reinsurance” to our consolidated financial statements in Item 8, MGIC reached a settlement with the CFPB in 2013 and reached an additional settlement in June 2015 with the Minnesota Department of Commerce (the "MN Department") to resolve their investigations. As part of the settlements we have agreed to not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years subsequent to the respective settlements. In accordance with the CFPB settlement, all of our active captive agreements were placed into run-off. Further, the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise as outlined in the PMIERs. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a description of our reinsurance agreements and the related reinsurance recoverable, as well as a description of our 2015 QSR Transaction.

Investment income

Net investment income in 2015 increased when compared to 2014. The increase in investment income was due to higher investment yields attributable to an increase in duration driven by our increased allocation to municipal fixed maturity securities.
The portfolio's average pre-tax investment yield was 2.5% with duration of 4.7 years as of December 31, 2015 compared to an average pre-tax investment yield of 2.2% and duration of 3.9 years as of December 31, 2014.

Net investment income in 2014 was higher when compared to 2013. The increase in investment income was due to higher investment yields driven by a larger allocation of the investment portfolio to corporate debt securities, which produce yields above the U.S. government debt they replaced, and also reinvestment of proceeds into securities with longer time to maturity on average. The portfolio’s average pre-tax investment yield was 2.2% with duration of 3.9 years as of December 31, 2014 compared to an average pre-tax investment yield of 1.7% and duration of 3.2 years as of December 31, 2013.

Our current investment policy emphasizes preservation of capital. Therefore, our investment portfolio consists almost entirely of high-quality, investment grade, fixed maturity securities. The investment policy also places an emphasis on maximizing net investment income.  In order to maximize net investment income, the concentration of tax-exempt municipal securities has increased with sustained profitability of the company. Tax-exempt municipal securities represent 22% of the investment portfolio as of December 31, 2015 compared to 2% as of December 31, 2014.

Realized gains and other-than-temporary impairments

Net realized gains for 2015 of $28.4 million were driven by sales of fixed maturity securities in the first quarter to realize gains under favorable market conditions. As of December 31, 2015, the net unrealized losses in our investment portfolio were $26.6 million, which included $67.8 million of gross unrealized losses, partially offset by $41.3 million of gross unrealized gains.

Net realized gains for 2014 included $1.5 million in net realized gains on the sale of fixed maturity securities, slightly offset by $0.1 million of OTTI losses.

Net realized gains for 2013 included $6.1 million in net realized gains on the sale of fixed maturity securities, slightly offset by $0.3 million in OTTI losses.

Other revenue

Other revenue for 2015 increased compared to 2014 primarily due to an increase in our contract underwriting fees attributable to higher mortgage origination volumes.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values, that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

Losses incurred

Losses incurred for 2015 decreased by $153 million compared to 2014. The decrease was primarily due to a decrease in the number of new default notices received, net of cures, and favorable development on prior year losses. The primary default inventory decreased by 17,268 delinquencies in 2015 compared to a decrease of 23,427 in 2014. Substantially all of the new default notices received in 2015 are with respect to loans insured in 2008 and prior. As a result of improving housing and economic conditions the claim rate applied to new notices in 2015 has declined by approximately 1.5 percentage points compared to new notices in 2014. Regarding new notices in 2016, our expectation is for limited improvement in the 13% claim rate applied to new notices as of December 31, 2015.

Losses incurred for 2014 decreased by $343 million compared to 2013. The decrease was primarily due to a decrease in the number of new default notices received, net of cures, and favorable development on prior year losses. The primary default inventory decreased by 23,427 delinquencies in 2014 compared to a decrease of 36,517 in 2013. The claim rate and estimated severity on our default inventory as of December 31, 2014 increased slightly compared to the rates and amounts as of December 31, 2013.

In 2015, net losses incurred were $344 million, reflecting $454 million of current year loss development partially offset by $110 million of favorable prior years’ loss development. In 2014, net losses incurred were $496 million, reflecting $596 million of current year loss development offset by $100 million of favorable prior years’ loss development. In 2013, net losses incurred were $839 million, reflecting of $899 million of current year loss development offset by $60 million of favorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 and “Critical Accounting Policies” below for a discussion of our losses incurred and claims paying practices.

Information about the composition of the primary insurance default inventory at December 31, 2015, 2014 and 2013 appears in the table below.

	December 31,
	2015	2014	2013
Total loans delinquent	62,633	79,901	103,328
Percentage of loans delinquent (default rate)	6.31%	8.25%	10.76%

Prime loans delinquent (1)	40,214	50,307	65,724
Percentage of prime loans delinquent (default rate)	4.46%	5.82%	7.82%

A-minus loans delinquent (1)	10,451	13,021	16,496
Percentage of A-minus loans delinquent (default rate)	25.67%	27.61%	30.41%

Subprime credit loans delinquent (1)	4,080	5,228	6,391
Percentage of subprime credit loans (default rate)	31.22%	35.20%	38.70%

Reduced documentation loans delinquent (2)	7,888	11,345	14,717
Percentage of reduced documentation loans delinquent (default rate)	21.98%	27.08%	30.41%
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
(2) In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under "doc waiver" programs that do not require verification of borrower income are classified by MGIC as "full documentation." Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. We understand these AU systems granted such doc waivers for loans they judged to have higher credit quality.  We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.

The primary and pool loss reserves as of December 31, 2015, 2014 and 2013 appear in the table below.

Gross Reserves	December 31,
	2015	2014	2013
Primary:
Direct loss reserves (in millions)	$1,807	$2,246	$2,834
Ending default inventory	62,633	79,901	103,328
Average direct reserve per default	$28,859	$28,107	$27,425

Primary claims received inventory included in ending default inventory	2,769	4,746	6,948

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$34	$53	$82
Without aggregate loss limits	9	12	17
Reserves related to Freddie Mac settlement (2)	42	84	126
Total pool direct loss reserves	$85	$149	$225

Ending default inventory:
With aggregate loss limits	2,126	3,020	5,496
Without aggregate loss limits	613	777	1,067
Total pool ending default inventory	2,739	3,797	6,563

Pool claims received inventory included in ending default inventory	60	99	173

Other gross reserves (in millions)	$1	$2	$2

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at December 31, 2015, 2014 and 2013 appear in the tables below.
Primary Default Inventory by Region

Region	2015	2014	2013
Great Lakes	7,486	9,329	12,049
Mid-Atlantic	3,523	4,416	5,469
New England	3,291	4,117	5,056
North Central	6,437	8,499	11,225
Northeast	10,973	13,152	15,223
Pacific	4,587	6,242	8,313
Plains	2,117	2,427	3,156
South Central	7,342	9,045	11,606
Southeast	16,877	22,674	31,231
Total	62,633	79,901	103,328

Primary Loss Reserves by Region (In millions)

Region	2015	2014	2013
Great Lakes	$127	$139	$206
Mid-Atlantic	101	123	123
New England	113	125	139
North Central	170	222	313
Northeast	433	446	417
Pacific	176	250	360
Plains	32	35	53
South Central	92	133	192
Southeast	437	641	849
Total before IBNR and LAE	$1,681	$2,114	$2,652
IBNR and LAE	126	132	182
Total	$1,807	$2,246	$2,834

Regions contain the following jurisdictions*:

Great Lakes: IN, KY, MI, OH	Pacific: CA, HI, NV, OR, WA
Mid-Atlantic: DC, DE, MD, VA, WV	Plains: IA, ID, KS, MT, ND, NE, SD, WY
New England: CT, MA, ME, NH, RI, VT	South Central: AK, AZ, CO, LA, NM, OK,TX, UT
North Central: IL, MN, MO, WI	Southeast: AL, AR, FL, GA, MS, NC, SC, TN, Puerto Rico
Northeast: NJ, NY, PA

*	Jurisdictions in italics are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, and loss mitigation efforts on loans for which claims are paid.

The primary average claim paid for the top 5 jurisdictions (based on 2015 paid claims) for the years ended December 31, 2015, 2014 and 2013 appears in the table below.
Primary Average Claim

	2015	2014	2013*
Florida	$59,433	$53,511	$53,647
Illinois	50,168	48,176	47,872
Maryland	77,789	66,140	71,754
New Jersey	74,491	74,257	73,321
California	83,699	82,630	84,862
All other jurisdictions	40,531	39,203	40,327

All jurisdictions	$48,248	$45,596	$46,375
* Excludes claim payments associated with the implementation of the settlement agreement with Countrywide as discussed in Note 20 - "Litigation and Contingencies" to our consolidated financial statements in Item 8.

The primary average loan size of our insurance in force at December 31, 2015, 2014 and 2013 appears in the table below.

Primary Average Loan Size

	2015	2014	2013
Total insurance in force	$175,890	$170,240	$165,310
Prime (FICO 620 & >)	178,690	172,990	167,660
A-Minus (FICO 575-619)	126,870	126,420	127,280
Subprime (FICO < 575)	116,690	117,310	118,510
Reduced doc (All FICOs) (1)	182,610	181,480	183,050

(1)
In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at December 31, 2015, 2014 and 2013 for the top 5 jurisdictions (based on 2015 paid claims) appears in the table below.
Primary Average Loan Size

	2015	2014	2013
Florida	$184,620	$177,981	$172,869
Illinois	157,957	155,335	154,694
Maryland	243,505	239,875	236,840
New Jersey	244,473	240,846	239,189
California	286,181	283,228	282,660
All other jurisdictions	166,068	160,314	155,196

Information about net paid claims during the years ended December 31, 2015, 2014 and 2013 appears in the table below.
Net Paid Claims

(In millions)	2015	2014	2013
Prime (FICO 620 & >)	$510	$755	$1,163
A-Minus (FICO 575-619)	96	124	179
Subprime (FICO < 575)	37	38	50
Reduced doc (All FICOs) (1)	134	157	219
Pool (2)	68	84	104
Other (3)	5	1	107
Direct losses paid	850	1,159	1,822
Reinsurance	(23)	(34)	(61)
Net losses paid	827	1,125	1,761
LAE	22	29	36
Net losses and LAE paid before terminations	849	1,154	1,797
Reinsurance terminations	(15)	—	(3)
Net losses and LAE paid	$834	$1,154	$1,794

(1)
In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(2)	2015, 2014 and 2013 each include $42 million paid under the terms of our settlement with Freddie Mac as discussed in Note 9 - "Loss Reserves" to our consolidated financial statements in Item 8.

(3)	2013 includes $105 million associated with the implementation of the Countrywide settlement as discussed in Note 20 - "Litigation and Contingencies" to our consolidated financial statements in Item 8.

Primary claims paid for the top 15 jurisdictions (based on 2015 paid claims) and all other jurisdictions for the years ended December 31, 2015, 2014 and 2013 appear in the table below.

Paid Claims by Jurisdiction

(In millions)	2015	2014	2013*
Florida	$159	$247	$297
Illinois	61	91	139
Maryland	45	49	51
New Jersey	44	38	33
California	39	57	147
Pennsylvania	33	42	46
New York	31	27	20
Ohio	27	41	60
Washington	25	38	69
Georgia	19	29	58
Connecticut	18	18	14
Michigan	17	29	57
Virginia	17	19	31
Wisconsin	16	21	41
Massachusetts	15	12	22
All other jurisdictions	211	316	526
	$777	$1,074	$1,611
Other (Pool, LAE, Reinsurance and Other)	57	80	183
Net losses and LAE paid	$834	$1,154	$1,794

*	In 2013 the claims paid associated with our settlement agreement with Countrywide is included in "Other" above and not in the specific jurisdiction disclosure.

We believe paid claims will continue to decline in 2016.

The primary default inventory for the top 15 jurisdictions (based on 2015 paid claims) at December 31, 2015, 2014 and 2013 appears in the table below.
Default Inventory by Jurisdiction

	2015	2014	2013
Florida	5,903	9,442	14,685
Illinois	3,301	4,481	6,167
Maryland	1,609	2,119	2,791
New Jersey	3,498	4,077	4,646
California	2,019	2,777	3,656
Pennsylvania	3,574	4,480	5,449
New York	3,901	4,595	5,128
Ohio	3,209	3,908	5,055
Washington	1,049	1,415	1,986
Georgia	2,225	2,726	3,515
Connecticut	832	1,095	1,393
Michigan	1,877	2,447	3,284
Virginia	1,109	1,355	1,598
Wisconsin	1,378	1,797	2,176
Massachusetts	1,390	1,631	1,904
All other jurisdictions	25,759	31,556	39,895
	62,633	79,901	103,328

The primary default inventory by policy year at December 31, 2015, 2014 and 2013 appears in the table below.
Default Inventory by Policy Year

Policy year:	2015	2014	2013
2004 and prior	14,599	19,797	26,190
2005	7,890	10,630	13,728
2006	11,853	15,529	20,055
2007	20,000	25,232	33,085
2008	5,418	6,721	8,714
2009	515	648	749
2010	274	300	327
2011	246	260	243
2012	388	316	189
2013	615	335	48
2014	672	133	—
2015	163	—	—
	62,633	79,901	103,328
Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 32% and 40% of our total primary risk in force at December 31, 2015 and 2014, respectively. Approximately 36% of the remaining primary risk in force on our 2005-2008 books of business benefited from HARP as of December 31, 2015, compared to 33% as of December 31, 2014.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2015, 50% of our primary risk in force was written subsequent to December 31, 2012, 57% of our primary risk in force was written subsequent to December 31, 2011, and 59% of our primary risk in force was written subsequent to December 31, 2010.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflected the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. There was no premium deficiency reserve required as of December 31, 2015. The premium deficiency reserve as of December 31, 2014 and 2013 was $24 million and $48 million, respectively.

See Note 10 – “Premium Deficiency Reserve” to our consolidated financial statements in Item 8 for a discussion of our premium deficiency reserve, as well as under “Critical Accounting Policies” below.

Underwriting and other expenses

Underwriting and other expenses for 2015 increased when compared to 2014. The increase was primarily due to a return of ceding commissions to reinsurers as a result of commuting our 2013 QSR Transaction and an increase in employee costs.

Underwriting and other expenses for 2014 decreased when compared to 2013. The decrease primarily reflects an increase in ceding commissions related to our reinsurance agreements, a reduction in employee costs, and a decrease in legal expenses.

Ratios

The chart below presents our GAAP loss and expense ratios for our combined insurance operations for the years ended December 31, 2015, 2014 and 2013.

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in 2015 compared to 2014 was due to lower losses incurred and an increase in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The increase in the expense ratio in 2015 compared to 2014 was due to an increase in employee costs and a decrease in ceding commissions, offset in part by an increase in net premiums written. The decrease in ceding commissions was attributable to the commutation of the 2013 QSR Transaction. The increase in net premiums written in 2015 was attributable to the commutation of our 2013 QSR Transaction, due to the return of ceded unearned premiums, as well as higher average insurance in force.

The decrease in the loss ratio in 2014 compared to 2013 was due to a decrease in losses incurred, somewhat offset by a decrease in net premiums earned. The decrease in the underwriting expense ratio in 2014 compared to 2013 was due to an increase in ceding commissions under our 2013 QSR Transaction and a decrease in other expenses of our combined insurance operations, offset in part by a decrease in net premiums written.

Interest expense

Interest expense for 2015 decreased when compared to 2014. The decrease was due to the maturity of our senior notes on November 1, 2015, which were repaid with holding company cash on hand.

Interest expense for 2014 decreased when compared to 2013. The decrease is primarily related to a $10.5 million decrease in amortization of the discount on our junior debentures, which became fully amortized in the first quarter of 2013, and a decrease in interest expense on our Senior Notes due in 2015 resulting from repurchases in 2013 and 2014. These decreases were offset in part by an increase in interest expense from our Convertible Notes due in 2020 that were issued in the March of 2013.

Income taxes

The effective tax rate (benefit) on our pre-tax income was (140.3%) in 2015 compared to the effective tax rate provision on our pre-tax income of 1.1% in 2014 and the effective tax rate provision on our pre-tax loss of 8.0% in 2013. During 2015, the effective tax rate provision was reduced and became an effective tax rate (benefit) due to the reversal of the deferred tax asset valuation allowance. During 2014 and 2013, the effective tax rate provision was reduced by the change in the deferred tax asset valuation allowance.

See Note 14 – “Income Taxes” to our consolidated financial statements in Item 8 for a discussion of our tax position.

Financial Condition

Investments

•	Investment Portfolio 2015 Highlights

◦	Investments totaled $4.7 billion as of December 31, 2015, increasing from $4.6 billion as of December 31, 2014.

◦	Net investment income was $103.7 million in 2015, an increase of 18.4% from $87.6 million in 2014.

◦	Net realized investment gains were $28.4 million in 2015 compared to $1.4 million in 2014.

•Overview and strategy

The return on our investment portfolio is an important component of our financial results. Our main portfolio objectives are to maximize yield, protect principal, maximize statutory capital, and minimize losses. In that regard, we employ a strategic asset allocation approach which considers the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations. The credit risk of specific securities is evaluated through analysis of the underlying fundamentals that includes consideration of the issuer's sector, scale, profitability, debt cover, and ratings. The investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. The investment portfolio is principally invested in marketable investment grade fixed maturity securities and targets an intermediate 5 to 7 year duration.

See Note 6 – “Investments” to our consolidated financial statements in Item 8 for additional disclosure on our investment portfolio.

•	Investments outlook

Interest rates were in a state of flux during 2015 as market participants digested data showing slowing global growth and sought greater clarity on the Federal Open Market Committee's ("FOMC") positions on employment, inflation, and U.S. growth when considering their timing of federal fund rate changes. Although the FOMC has indicated that as many as four interest rate increases may occur in 2016, we anticipate that interest rates may remain below historical averages for an extended period of time and that financial markets will continue to have periods of elevated volatility. We seek to manage our exposure to interest rate risk and volatility by maintaining a diverse mix of high quality securities that have an intermediate duration profile.

•	Investment Portfolio Composition

As of December 31, 2015 and 2014 our investment portfolio was primarily made up of fixed maturity securities. Total investments increased to $4.7 billion as of December 31, 2015, from $4.6 billion as of December 31, 2014, primarily due to available capital from positive operating cash flows, partially offset by the repayment and repurchases of debt obligations in 2015 and a decrease in fair values. As of December 31, 2015, approximately 3% of the investment portfolio's fair value was in energy sector corporate bond holdings with net unrealized losses of $14.6 million.

The composition of our fixed maturity security ratings, based on fair value, at December 31, 2015, 2014 and 2013 are shown in the chart below.
The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized. Approximately 2% of our investment portfolio is guaranteed by financial guarantors.  As of December 31, 2015, less than 1% of our fixed maturity securities relied on financial guaranty insurance to elevate their rating.

Income taxes

During 2015, we reversed the valuation allowance that had been recorded against our deferred tax assets since 2009. The reversal of the valuation allowance was based on analysis that it was more likely than not that our deferred tax assets would be fully realizable as more fully described in Note 14 - "Income Taxes" to our consolidated financial statements in Item 8. The recognition of our net deferred tax assets as of December 31, 2015 is reflected on our consolidated balance sheet in the amount of $762.1 million. A substantial portion of our deferred tax assets are the result of net operating losses experienced in prior years that we expect to realize in future periods.

The reversal of our valuation allowance against our deferred tax assets is a discrete period item and was recognized as a component of our tax provision in continuing operations during 2015. As a result, we received a benefit in our tax provision of approximately $687 million for the year ended December 31, 2015. As this benefit increased our net income, the benefit had the effect of substantially increasing our retained earnings as of December 31, 2015.

We continue to have unresolved tax matters primarily related to reviews of our 2000-2007 federal income tax returns by the Internal Revenue Service ("IRS"). The outcome of any litigation or settlement with the IRS on these matters, including timing and amounts that may be ultimately owed, is uncertain. Our consolidated financial statements reflect our estimates of the tax contingencies discussed more fully in Note 14 - "Income Taxes" to our consolidated financial statements in Item 8.

Benefit plans

We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. Retirement benefits are based on compensation and years of service. We maintain plan assets to fund our benefit obligations associated with our benefit plans. As of December 31, 2015 our pension and post-retirement benefit plans have plan assets in excess of their projected obligations. The supplemental executive retirement plan benefits are paid from MGIC assets at the time of employee retirements. Our projected benefit obligations under these plans are subject to numerous actuarial assumptions that may change in the future and as a result could substantially increase or decrease our obligations. Plan assets held to pay our obligations are invested in a portfolio of securities whose maturities are aligned with the liability component of our obligations. If the performance of our invested plan assets differs from our expectations, the funded status of the benefit plans may decline, even with no significant change in the obligations. See Note 13 - "Benefit Plans" to our consolidated financial statements in Item 8 for a complete discussion of these plans and their effect on the consolidated financial statements.

Loss reserves

Loss reserves are the primary liability on our balance sheet and they represent our estimated liability for losses and settlement expenses under MGIC's mortgage guaranty insurance policies, before considering offsetting reinsurance balances recoverable. Reinsurance balances recoverable on our estimated losses and settlement expenses, which serve to offset our loss reserves, were $44.5 million as of December 31, 2015.

The loss reserves can be split into two parts: (1) reserves representing estimates of losses and settlement expenses on known delinquencies and (2) IBNR reserves representing estimates of losses and settlement expenses on delinquencies that have occurred but have not yet been reported to us. Our gross liability for both is reduced by reinsurance balances recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased to $1.8 billion as of December 31, 2015, from $2.3 billion as of December 31, 2014. This reflects incurred losses of $343.5 million in 2015 offset by paid losses of $833.6 million compared to incurred losses of $496.1 million offset by $1.2 billion paid losses in 2014. The overall decrease in our loss reserves between 2015 and 2014 was due to a higher level of losses paid relative to losses incurred in 2015. The primary driver of our lower level of losses incurred in 2015 compared to 2014 was the receipt of fewer delinquency notices and a higher cure rate.

Debt

We had convertible debt obligations outstanding as of December 31, 2015 totaling $1.2 billion. Our next scheduled debt maturity is in May 2017, with additional scheduled maturities in April 2020, and April 2063. In addition, see Note 7 - "Fair Value Measurements" and Note 8 - "Debt" to our consolidated financial statements in Item 8 for disclosures regarding our debt as of December 31, 2015.

During the first quarter of 2016 through February 26, 2016 we purchased $127.7 million in par value of our 5% Convertible Senior Notes due in 2017 with funds from our holding company and MGIC purchased $132.7 million of par value of our 9% Convertible Junior Subordinated Debentures due in 2063, which will be deemed retired on our consolidated financial statements, using $155 million in funds obtained from the proceeds of a borrowing from the Federal Home Loan Bank of Chicago ("FHLBC"), of which it is a member. See "Liquidity and Capital Resources" and "Contractual Obligations" below for additional discussion of these 2016 debt transactions, our remaining outstanding debt obligations and supporting liquidity.

Liquidity and Capital Resources

Cash Flows

We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our insurance operations and income earned on our investment portfolio, less amounts paid for claims, interest expense and operating expenses, (2) investing cash flows related to the purchase, sale and maturity of investments and (3) financing cash flows generally from activities that impact our capital structure, such as changes in debt and shares outstanding. The following table summarizes these three cash flows on a consolidated basis for the last three years.

	Years ended December 31,
(In thousands)	2015	2014	2013
Total cash and cash equivalents provided by (used in):
Operating activities	$152,036	$(405,277)	$(970,711)
Investing activities	(96,958)	292,234	(854,947)
Financing activities	(71,840)	(21,767)	1,130,725
Decrease in cash and cash equivalents	$(16,762)	$(134,810)	$(694,933)
We had positive operating cash flow in 2015. For the years ended 2014 and 2013 our operating activities were a substantial use of cash due to negative underwriting results that required significant claim payments in excess of our premiums received. For the year ended 2015, our premiums received exceeded the level of claims paid. When we experience cash shortfalls, we can fund them through sales of investment portfolio securities. To the extent funds are required by an entity other than the seller of these securities, a transfer of capital from one entity to another would be required. Payment of a dividend would be subject to insurance regulatory requirements. A significant portion of our investment portfolio is held by our insurance subsidiaries.

Operating activities

The following list highlights some of the major sources and uses of cash flow from operating activities:

Sources	Uses
Premiums received	Claim payments
Loss payments from reinsurers	Ceded premium to reinsurers
Investment income	Interest expense
Operating expenses
Our largest source of cash is from premiums received from our insurance policies, which we receive on a monthly installment basis for most policies. Premiums are received at the beginning of the coverage period for single premium and annual premium policies. Our largest cash outflow is for claims that arise when a default results in an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest. We also use cash to pay for our ongoing expenses such as salaries, debt interest, and rent. We also utilize reinsurance to manage the risk we take on our mortgage guaranty policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

The change in net cash from operating activities in 2015 compared to 2014 was primarily due to a lower level of losses paid and the result of commuting our 2013 QSR Transaction. Upon final settlement of the 2013 QSR Transaction, we received return payment for written premiums previously ceded by us and received payment of our profit commission accrued during the term of the agreement. Cash flows from operations in 2015 also increased compared to 2014 due to an increase in premiums collected as our mix of single premium policies written and our insurance in force increased, and also from a higher level of investment income.

Cash used in operating activities for 2014 was lower when compared to 2013 due to a decrease in losses paid and a decrease in premiums returned, partially offset by a decrease in premiums collected.

Investing activities

The following list highlights some of the major sources and uses of cash flow from investing activities:

Sources	Uses
Proceeds from fixed maturity securities sold, called or matured	Purchases of fixed maturity securities
Decreases in restricted cash	Purchases of equity securities
Increases in restricted cash
Purchase of property and equipment
We maintain an investment portfolio that is primarily invested in a diverse mix of fixed maturity securities. Our main portfolio objectives are to maximize yield, protect principal, maximize statutory capital, and minimize losses. As of December 31, 2015, our portfolio had a fair value of $4.7 billion. As of December 31, 2015 the value of our investment portfolio increased by $50.5 million, or 1.1% from December 31, 2014.

Net cash flows used in investing activities in 2015 was primarily the result of purchasing securities in an amount that exceeded our proceeds from sales and maturities of fixed maturity securities during the year. This outflow was offset in part by a reduction of cash restricted in its use.

In 2014, net cash flows provided by investing activities was primarily the result of proceeds from sales and maturities of our fixed maturity securities exceeding our investment purchases.

In 2013, cash used in investment activities was primarily the result of purchases of fixed maturity securities using proceeds from our concurrent stock and convertible senior note offerings.

Financing activities

In addition to the previously discussed operating and investing activities, we also engage in financing activities to manage our capital structure. The following list highlights the major sources and uses of cash flow from financing activities:

Sources	Uses
Proceeds from debt offerings	Repayment/repurchase of debt
Proceeds from stock offerings
Tax benefits related to share based compensation plans
As of December 31, 2015, our capital structure consisted of $1.2 billion of long-term debt and $2.2 billion of shareholders' equity. Debt outstanding represented 35.4% of total capital as of December 31, 2015, which is a decrease from 55.6% as of December 31, 2014.

Our capital levels increased significantly in March 2013 as we completed the public offering and sale of 135 million shares of our common stock at a price of $5.15 per share. We received net proceeds of approximately $663.3 million, after deducting underwriting discount and offering expenses. The shares of common stock sold were newly issued shares. In March 2013, we also concurrently completed the sale of $500 million principal amount of 2% Convertible Senior Notes due in 2020.  For more information, see Note 8 – “Debt” to our consolidated financial statements in Item 8.

We currently have 1.0 billion shares of common stock authorized with approximately 340 million issued and outstanding.

Cash used in financing activities for 2015 reflect the repayment of our Senior Notes that matured on November 1, 2015 and repurchases of $11.5 million par value of our Convertible Senior Notes due in May 2017, offset in part by tax benefits related to share-based compensation.

Cash used in financing activities for 2014 reflect the repurchase of $20.9 million of our Senior Notes due in November 2015.

Cash provided by financing activities in 2013 reflect the issuance of common stock and Convertible Senior Notes due in 2020 as discussed above.

For information about the first quarter 2016 purchase by our holding company of a portion of our 5% Convertible Senior Notes and purchase by MGIC of a portion of our outstanding 9% Junior Convertible Debentures, see “Debt at Our Holding Company and Holding Company Capital Resources” below. The remaining outstanding Convertible Senior Notes and Convertible Junior Debentures are obligations of MGIC Investment Corporation and not of its subsidiaries.

Capital Structure

The following table summarizes our capital structure as of December 31, 2015, 2014, and 2013.

(In thousands, except ratio)	2015	2014	2013
Common stock, paid-in capital, retained earnings (deficit), less treasury stock	$2,297,020	$1,118,244	$862,264
Accumulated other comprehensive loss, net of tax	(60,880)	(81,341)	(117,726)
Total shareholders' equity	2,236,140	1,036,903	744,538
Debt	1,223,025	1,296,475	1,317,405
Total capital resources	$3,459,165	$2,333,378	$2,061,943

Ratio of debt to shareholders' equity	54.7%	125.0%	176.9%
The increase in our total shareholders' equity in 2015 compared to 2014 was primarily due to our net income generated in 2015, which included a substantial tax benefit from the reversal of our valuation allowance on deferred tax assets. Our shareholders' equity also increased in 2014 relative to 2013 primarily due to net income generated in 2014 as well as other comprehensive income, which includes the effects of changes in our investment values.

During the third quarter of 2015 our insurance subsidiary, MGIC, became a member of the FHLBC. Membership in the Federal Home Loan Bank System will provide MGIC access to an additional source of liquidity via a secured lending facility. As of December 31, 2015, no amounts were outstanding with FHLBC. For information about the first quarter 2016 borrowing by MGIC under that facility to purchase of a portion of our outstanding 9% Junior Convertible Debentures, see “Debt at Our Holding Company and Holding Company Capital Resources” below.

Debt at Our Holding Company and Holding Company Capital Resources

See Note 8 – “Debt” and Note 15 – “Shareholders’ Equity” to our consolidated financial statements in Item 8 for information related to our sale of common stock and issuance of convertible senior notes in March 2013.

The Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity and Office of the Commissioner of Insurance of the State of Wisconsin (the "OCI") authorization is required for MGIC to pay dividends. Although MGIC has not paid any dividends to our holding company since 2008, we are discussing with the OCI the resumption of ongoing extraordinary dividends in 2016. During 2015, dividends of $38.5 million were paid to the holding company from other subsidiaries.

As of December 31, 2015, we had approximately $402 million in cash and investments at our holding company. As of December 31, 2015, our holding company’s debt obligations were $1,223 million in par value consisting of:

Description	Outstanding Par (In millions)	Interest per annum	Annual interest cost (In millions)	Maturity
Convertible Senior Notes	$333.5	5%	$17	May 2017
Convertible Senior Notes	$500.0	2%	$10	April 2020
Convertible Junior Subordinated Debentures	$389.5	9%	$35	April 2063

Subject to certain limitations and restrictions, holders of each of the convertible debt issues may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated.

During the first quarter of 2016 through February 26, 2016, we purchased $127.7 million in par value of our 5% Convertible Senior Notes (the "5% Notes") due in 2017 at a purchase price of $132.4 million using funds held at our holding company. The excess of the purchase price over par value will be reflected as a loss in our statement of operations in the first quarter of 2016. While this repurchase will reduce our annual cash interest paid, it will improve our liquidity (which for this purpose is our expected cash balance immediately after the maturity of the these 5% Notes) only modestly taking into account the above-par purchase price and the lost investment income on the funds used for the repurchase. The purchase of the 5% Notes reduced our potentially dilutive shares by approximately 9.5 million shares.
In February 2016, MGIC purchased $132.7 million of par value of our 9% Convertible Junior Subordinated Debentures (the "9% Debentures") due in 2063 at a purchase price of $150.7 million. The difference between the fair value of the debt component of the purchased 9% Debentures and our current carrying value (which is par value) will be reflected as a gain or loss in our statement of operations in the first quarter of 2016. The difference between the purchase price and the fair value of the debt component will be attributable to the equity component of the purchased 9% Debentures and will be a reduction in our shareholders’ equity.
The 9% Debentures are not extinguished; MGIC will hold them as an asset, will receive interest on them at the same time as interest is paid to other holders of the 9% Debentures and will be entitled to convert them into common stock of the holding company on the same terms as other holders. However, for GAAP accounting purposes, the 9% Debentures owned by MGIC will be considered retired and will be eliminated in our consolidated financial statements and the underlying common stock equivalents, approximately 9.8 million, will not be included in the computation of diluted shares.

In February 2016, MGIC borrowed $155.0 million in the form of a fixed rate advance from the FHLBC (the “Advance”) to provide funds used to purchase the 9% Debentures. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose market value must be maintained at 102% of the principal balance of the Advance. MGIC provided eligible collateral from its investment portfolio.

During 2015 we repurchased $11.5 million of par value of the 5% Notes and paid total cash consideration of $12 million. We funded the purchases with cash at the holding company. The purchases of the 5% Notes were at a cost slightly above par, for which we recognized a loss of $0.5 million.

During 2014 we repurchased $20.9 million in par value of the 5.375% Senior Notes and on November 2, 2015 we repaid the remaining $61.9 million of outstanding par value of those notes with cash at the holding company. The repurchases in 2014 were at a cost slightly above par, for which we recognized a loss of $0.8 million.

We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

See Note 8 – “Debt” to our consolidated financial statements in Item 8 for additional information about this indebtedness, including our option to defer interest on our 9% Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 8 - “Debt" to our consolidated financial statements in Item 8 is qualified in its entirety by the terms of the notes and debentures. The terms of our 5% Convertible Senior Notes are contained in a Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on April 30, 2010, and in the 2000 Indenture. The terms of our 2% Convertible Senior Notes are contained in a Second Supplemental Indenture, dated as of March 12, 2013, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee. The terms of our Convertible Junior Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008.

We may also contribute funds to our insurance operations to comply with the PMIERs or the State Capital Requirements. See “Overview – Capital” above for a discussion of these requirements. See the discussion of our non-insurance contract underwriting services in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8 for other possible uses of holding company resources.

PMIERs
Based on our interpretation of the PMIERs, as of December 31, 2015, MGIC’s Available Assets are $5.0 billion and its Minimum Required Assets are $4.5 billion; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Our Available Assets do not include approximately $100 million of statutory capital in excess of MIC’s minimum policyholder position that remained after MIC repatriated $387 million to MGIC in the fourth quarter of 2015. Additional repatriation of funds from MIC to MGIC would be subject to regulatory approval.
As discussed above, MGIC entered into an Advance with the FHLBC secured by eligible collateral whose market value must be maintained at 102% of the principal balance of the Advance. The collateral used to secure the Advance was included in our "Available Assets" for PMIERs as of December 31, 2015. It is unclear if the collateral will be considered "Available Assets" for the purposes of the PMIERs in future periods. MGIC used the Advance to purchase the 9% Debentures, which will be assets of MGIC, but we will not consider them "Available Assets" for purposes of the PMIERs.
Although we were in compliance with PMIERs as of December 31, 2015, our capital requirements under PMIERs may increase in the future because the GSEs have indicated that the tables of factors used to determine the Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. We plan to continuously comply with the existing PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company's resources, as outlined above.

Risk-to-Capital

We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operations basis. The risk-to-capital ratio is our net risk in force divided by our policyholders’ position. Our net risk in force includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount includes pools of loans with contractual aggregate loss limits and in some cases without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve and a portion of the reserves for unearned premiums. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premiums in a calendar year.

The premium deficiency reserve discussed in Note 10 – “Premium Deficiency Reserve” to our consolidated financial statements in Item 8 is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses on our total in force book, so no deficiency is recorded on a statutory or GAAP basis as December 31, 2015. On a GAAP basis, contingency loss reserves are not established and thus not considered when calculating premium deficiency reserve. When calculating a premium deficiency reserve on a GAAP basis, policies are grouped based on how they are acquired, serviced and measured.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	December 31,
(In millions, except ratio)	2015	2014
Risk in force - net (1)	$27,301	$25,735

Statutory policyholders' surplus	$1,574	$1,518
Statutory contingency reserve	691	247
Statutory policyholders' position	$2,265	$1,765

Risk-to-capital	12.1:1	14.6:1

(1)	Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	December 31,
(In millions, except ratio)	2015	2014
Risk in force - net (1)	$33,072	$31,272

Statutory policyholders' surplus	$1,608	$1,585
Statutory contingency reserve	827	318
Statutory policyholders' position	$2,435	$1,903

Risk-to-capital	13.6:1	16.4:1

(1)
Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($3.2 billion at December 31, 2015 and $3.8 billion at December 31, 2014) and for which loss reserves have been established.

The reduction in MGIC's and our combined insurance companies risk-to-capital in 2015 was primarily due to an increase in statutory policyholders' position due to a lower level of incurred losses, partially offset by an increase in net risk in force in both calculations. Our risk in force, net of reinsurance, increased in 2015, due to an increase in our insurance in force. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item IA.

Financial Strength Ratings

The financial strength of MGIC is rated Baa3 by Moody’s Investors Service with a stable outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB+ with a positive outlook. For further information about the importance of MGIC’s ratings, see our risks factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” and “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

Contractual Obligations

As of December 31, 2015, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

Contractual Obligations:	Payments due by period
		Less than			More than
(In millions)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,958.2	$61.7	$432.0	$585.1	$1,879.4
Operating lease obligations	2.9	0.7	1.1	1.0	0.1
Tax obligations	19.0	—	19.0	—	—
Purchase obligations	2.7	2.0	0.7	—	—
Pension, SERP and other post-retirement benefit plans	274.9	23.8	46.9	55.2	149.0
Other long-term liabilities	1,893.3	852.0	795.2	246.1	—
Total	$5,151.0	940.2	$1,294.9	$887.4	$2,028.5
Our long-term debt obligations as of December 31, 2015 include $333.5 million of 5% Convertible Senior Notes due in 2017, $500.0 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” above. For information about the first quarter 2016 purchase by our holding company of a portion of our 5% Convertible Senior Notes and purchase by MGIC of a portion of our outstanding 9% Convertible Junior Subordinated Debentures, see “Debt at Our Holding Company and Holding Company Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in Item 8. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 14 – “Income Taxes” to our consolidated financial statements in Item 8. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit Plans” to our consolidated financial statements in Item 8 for discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. Due to the uncertainty regarding how certain factors, such as loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process, will affect our future paid claims it is difficult to estimate the amount and timing of future claim payments. See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 and “Critical Accounting Policies” below. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

Critical Accounting Policies

The accounting policies described below require significant judgments and estimates in the preparation of our consolidated financial statements.

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

The incurred but not reported, or IBNR,  reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim severities for the estimated number of defaults not reported. As of December 31, 2015 and 2014, we had IBNR reserves of approximately $98 million and $99 million, respectively.

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

The estimated claim rates and claim severities represent what we estimate will actually be paid on the loans in default as of the reserve date. If a policy is rescinded we do not expect that it will result in a claim payment and thus the rescission generally reduces the historical claim rate used in establishing reserves. In addition, if a loan cures its delinquency, including successful loan modifications that result in a cure being reported to us, the cure reduces the historical claim rate used in establishing reserves. Our methodology to estimate claim rates and claim amounts is based on our review of recent trends in the default inventory. To establish reserves we utilize a reserving model that continually incorporates historical data into the estimated claim rate. The model also incorporates an estimate for the amount of the claim we will pay, or severity. The severity is estimated using the historical percentage of our claim paid compared to our loan exposure, as well as the risk in force of the loans currently in default. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. We review recent trends in the claim rate, severity, the change in the level of defaults by geography and the change in average loan exposure. As a result, the process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.

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

In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations.  For example, a $1,000 increase in the average severity reserve factor combined with a 1 percentage point increase in the average claim rate reserve factor would change the reserve amount by approximately $68 million as of December 31, 2015. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

(In thousands)	Losses incurred related to prior years (1)	Reserve at end of prior year
2015	$(110,302)	$2,396,807
2014	(100,359)	3,061,401
2013	(59,687)	4,056,843
2012	573,120	4,557,512
2011	(99,328)	5,884,171

(1)	A positive number for a prior year indicates a deficiency of loss reserves, and a negative number for a prior year indicates a redundancy of loss reserves.

See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 for a discussion of recent loss development.

Estimation of losses is inherently judgmental. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values, that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

For more information regarding our claims paying practices and related legal proceedings, see Note 9 – “Loss Reserves” and Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8.

Premium deficiency reserves

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

Revenue recognition

When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy life. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy life. Premiums written on policies covering more than one year are amortized over the policy life in relationship to the anticipated incurred loss pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. Cancellations also include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the servicer and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. The actual return of premium affects premium written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.

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

Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2015, the persistency rate of our primary mortgage insurance was 79.7%, compared to 82.8% at December 31, 2014.  This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2015.  A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.

When a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Fair Value Measurements

For the years ended December 31, 2015, 2014 and 2013, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

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
Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. This model combines all inputs to arrive at a value assigned to each security. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information, data changes, and directional moves compared to market moves. In addition, on a quarterly basis, we perform quality controls over values received from the pricing sources which also include reviewing tolerance reports, trading information, data changes, and directional moves compared to market moves. We have not made any adjustments to the prices obtained from the independent pricing sources.

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities, equity securities, and Australian government and semi government securities.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-backed securities, and certain municipal bonds.

The independent pricing sources utilize these approaches based on type of investment:

Corporate Debt & U.S. Government and Agency Bonds are evaluated by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the evaluation process.

Obligations of U.S. States & Political Subdivisions are evaluated by tracking, capturing, and analyzing quotes for active issues and trades reported via the Municipal Securities Rulemaking Board records. Daily briefings and reviews of current economic conditions, trading levels, spread relationships, and the slope of the yield curve provide further data for evaluation.

Residential Mortgage-Backed Securities are evaluated by monitoring interest rate movements, and other pertinent data daily. Incoming market data is enriched to derive spread, yield and/or price data as appropriate, enabling known data points to be extrapolated for valuation application across a range of related securities.

Commercial Mortgage-Backed Securities are evaluated using valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including quoted prices for similar assets, benchmark yield curves and market corroborated inputs. Evaluation utilizes regular reviews of the inputs for securities covered, including executed trades, broker quotes, credit information, collateral attributes and/or cash flow waterfall as applicable.

Asset-Backed Securities are evaluated using spreads and other information solicited from market buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts. Cash flows are generated for each tranche, benchmark yields are determined, and deal collateral performance and tranche level attributes including market color as available are used, resulting in tranche-specific spreads.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or from par values for equity securities restricted in their ability to be redeemed or sold. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs primarily include equity securities that can only be redeemed or sold at their par value and only to the security issuer and certain state premium tax credit investments. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

Investment Portfolio

Our entire investment portfolio is classified as available-for-sale and is reported at fair value or, for certain equity securities carried at cost, amounts that approximate fair value. The related unrealized investment gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in shareholders' equity.  Realized investment gains and losses on investments are recognized in income based upon specific identification of securities sold.

Each quarter we perform reviews of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

▪	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis;

▪	the present value of the discounted cash flows we expect to collect compared to the amortized cost basis of the security;

▪	extent and duration of the decline;

▪	failure of the issuer to make scheduled interest or principal payments;

▪	change in rating below investment grade; and

▪	adverse conditions specifically related to the security, an industry, or a geographic area.

Based on our evaluation, we will record an other-than-temporary impairment adjustment on a security if we intend to sell the impaired security, if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of the discounted cash flows we expect to collect is less than the amortized costs basis of the security. If the fair value of a security is below its amortized cost at the time of our intent to sell, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, when a security is considered to be other-than-temporarily impaired, the losses are separated into the portion of the loss that represents the credit loss; and the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive income (loss), net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security is less than the cost basis of the security.

There were no OTTI losses recognized in earnings for 2015. During 2014 and 2013 we recognized OTTI losses in earnings of $0.1 million and $0.3 million, respectively. There were no OTTI losses recognized in shareholders’ equity for the years ending December 31, 2015, 2014, and 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolio is essentially a fixed maturity portfolio and is exposed to market risk. Important drivers of the market risk are credit spread risk and interest rate risk.

Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads. Credit spread is the additional yield on fixed maturity securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section C, Investment Portfolio" in Item 1.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify interest rate this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2015, the modified duration of our fixed income investment portfolio was 4.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Financial Condition– Investments" in Item 7.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2015	2014
ASSETS
Investment portfolio (notes 6 and 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2015 - $4,684,148; 2014 - $4,602,514)	$4,657,561	$4,609,614
Equity securities	5,645	3,055
Total investment portfolio	4,663,206	4,612,669

Cash and cash equivalents	181,120	197,882
Restricted cash and cash equivalents (note 2)	—	17,212
Accrued investment income	40,224	30,518
Prepaid reinsurance premiums (note 11)	166	47,623
Reinsurance recoverable on loss reserves (note 11)	44,487	57,841
Reinsurance recoverable on paid losses (note 11)	3,319	6,424
Premiums receivable	48,469	57,442
Home office and equipment, net	30,095	28,693
Deferred insurance policy acquisition costs	15,241	12,240
Profit commission receivable (note 11)	—	91,500
Deferred income taxes, net (note 14)	762,080	—
Other assets	91,138	106,390
Total assets	$5,879,545	$5,266,434

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (notes 9 and 11)	$1,893,402	$2,396,807
Premium deficiency reserve (note 10)	—	23,751
Unearned premiums	279,973	203,414
Senior notes (note 8)	—	61,918
Convertible senior notes (note 8)	833,503	845,000
Convertible junior debentures (note 8)	389,522	389,522
Other liabilities	247,005	309,119
Total liabilities	3,643,405	4,229,531
Contingencies (note 20)
Shareholders' equity (note 15):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2015 - 340,097; 2014 - 340,047; outstanding 2015 - 339,657; 2014 - 338,560)	340,097	340,047
Paid-in capital	1,670,238	1,663,592
Treasury stock (shares at cost 2015 - 440; 2014 - 1,487)	(3,362)	(32,937)
Accumulated other comprehensive loss, net of tax (note 12)	(60,880)	(81,341)
Retained earnings (deficit)	290,047	(852,458)
Total shareholders' equity	2,236,140	1,036,903
Total liabilities and shareholders' equity	$5,879,545	$5,266,434

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Revenues:
Premiums written:
Direct	$1,074,490	$999,943	$994,910
Assumed	1,178	1,653	2,074
Ceded (note 11)	(55,391)	(119,634)	(73,503)
Net premiums written	1,020,277	881,962	923,481
(Increase) decrease in unearned premiums	(124,055)	(37,591)	19,570
Net premiums earned (note 11)	896,222	844,371	943,051

Investment income, net of expenses (note 6)	103,741	87,647	80,739
Net realized investment gains (losses) (note 6):
Total other-than-temporary impairment losses	—	(144)	(328)
Portion of losses recognized in other comprehensive income (loss), before taxes (note 12)	—	—	—
Net impairment losses recognized in earnings	—	(144)	(328)
Other realized investment gains	28,361	1,501	6,059
Net realized investment gains	28,361	1,357	5,731
Other revenue	12,457	8,422	9,914
Total revenues	1,040,781	941,797	1,039,435

Losses and expenses:
Losses incurred, net (notes 9 and 11)	343,547	496,077	838,726
Change in premium deficiency reserve (note 10)	(23,751)	(24,710)	(25,320)
Amortization of deferred policy acquisition costs	8,789	7,618	10,641
Other underwriting and operating expenses, net (note 11)	155,577	138,441	181,877
Interest expense (note 8)	68,932	69,648	79,663
Total losses and expenses	553,094	687,074	1,085,587
Income (loss) before tax	487,687	254,723	(46,152)
(Benefit from) provision for income taxes (note 14)	(684,313)	2,774	3,696
Net income (loss)	$1,172,000	$251,949	$(49,848)

Income (loss) per share (note 3):
Basic	$3.45	$0.74	$(0.16)
Diluted	$2.60	$0.64	$(0.16)

Weighted average common shares outstanding - basic (note 3)	339,552	338,523	311,754

Weighted average common shares outstanding - diluted (note 3)	468,039	413,522	311,754

Dividends per share	$—	$—	$—

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net income (loss)	$1,172,000	$251,949	$(49,848)
Other comprehensive income (loss), net of tax (note 12):
Change in unrealized investment gains and losses (note 6)	40,403	91,139	(123,591)
Benefit plans adjustment (note 13)	(15,714)	(52,112)	68,038
Foreign currency translation adjustment	(4,228)	(2,642)	(14,010)
Other comprehensive income (loss), net of tax	20,461	36,385	(69,563)
Comprehensive income (loss)	$1,192,461	$288,334	$(119,411)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Years Ended December 31,
(In thousands)	2015	2014	2013
Common stock
Balance, beginning of year	$340,047	$340,047	$205,047
Common stock issuance	—	—	135,000
Net common stock issued under share-based compensation plans	50	—	—
Balance, end of year	340,097	340,047	340,047

Paid-in capital
Balance, beginning of year	1,663,592	1,661,269	1,135,296
Common stock issuance	—	—	528,335
Net common stock issued under share-based compensation plans	(478)	—	—
Reissuance of treasury stock, net	(6,894)	(6,680)	(7,892)
Tax benefit from share-based compensation	2,116	—	—
Equity compensation	11,902	9,003	5,530
Balance, end of year	1,670,238	1,663,592	1,661,269

Treasury stock
Balance, beginning of year	(32,937)	(64,435)	(104,959)
Reissuance of treasury stock, net	29,575	31,498	40,524
Balance, end of year	(3,362)	(32,937)	(64,435)

Accumulated other comprehensive loss
Balance, beginning of year	(81,341)	(117,726)	(48,163)
Other comprehensive income (loss)	20,461	36,385	(69,563)
Balance, end of year	(60,880)	(81,341)	(117,726)

Retained earnings (deficit)
Balance, beginning of year	(852,458)	(1,074,617)	(990,281)
Net income (loss)	1,172,000	251,949	(49,848)
Reissuance of treasury stock, net	(29,495)	(29,790)	(34,488)
Balance, end of year	290,047	(852,458)	(1,074,617)

Total shareholders' equity	$2,236,140	$1,036,903	$744,538

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,172,000	$251,949	$(49,848)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	52,559	48,861	69,203
Deferred tax (benefit) expense	(692,810)	312	590
Realized investment gains, net	(28,361)	(1,501)	(6,059)
Net investment impairment losses	—	144	328
Loss on repurchase of senior notes	507	837	—
Excess tax benefits related to share-based compensation	(2,117)	—	—
Change in certain assets and liabilities:
Accrued investment income	(9,706)	1,142	(4,417)
Prepaid reinsurance premium	47,457	(11,380)	(35,402)
Reinsurance recoverable on loss reserves	13,354	6,244	40,763
Reinsurance recoverable on paid losses	3,105	4,001	5,180
Premiums receivable	8,973	4,859	5,527
Deferred insurance policy acquisition costs	(3,001)	(2,519)	1,524
Profit commission receivable	64,525	(89,132)	(2,368)
Loss reserves	(503,405)	(664,594)	(995,442)
Premium deficiency reserve	(23,751)	(24,710)	(25,320)
Unearned premiums	76,559	48,935	15,639
Return premium accrual	(9,600)	22,200	(11,800)
Income taxes payable - current	2,518	(674)	598
Other, net	(16,770)	(251)	20,593
Net cash provided by (used in) operating activities	152,036	(405,277)	(970,711)

Cash flows from investing activities:
Purchases of investments:
Fixed maturities	(2,462,844)	(1,979,917)	(3,248,602)
Equity securities	(2,623)	(94)	(111)
Proceeds from sales of fixed maturities	1,796,153	1,147,624	1,054,985
Proceeds from maturity of fixed maturities	559,774	1,129,087	1,357,028
Net decrease in payables for securities	—	13	13
Net decrease (increase) in restricted cash	17,212	228	(17,440)
Additions to property and equipment	(4,630)	(4,707)	(820)
Net cash (used in) provided by investing activities	(96,958)	292,234	(854,947)

Cash flows from financing activities:
Net proceeds from convertible senior notes	—	—	484,625
Common stock shares issued	—	—	663,335
Repayment of long-term debt	(73,957)	(21,767)	(17,235)
Excess tax benefits related to share-based compensation	2,117	—	—
Net cash (used in) provided by financing activities	(71,840)	(21,767)	1,130,725
Net decrease in cash and cash equivalents	(16,762)	(134,810)	(694,933)
Cash and cash equivalents at beginning of year	197,882	332,692	1,027,625
Cash and cash equivalents at end of year	$181,120	$197,882	$332,692
See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013
1. Nature of Business

MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) and several other subsidiaries, is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. Our principal product is primary mortgage insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us. Through certain other non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting, analysis of loan originations and portfolios, and mortgage lead generation. We began writing business in Australia in June 2007. We stopped writing new business in Australia in 2008 and in the fourth quarter of 2015 we settled all of our remaining risk in force. Our Australian operations, including amounts settled, are included in our consolidated financial statements; however they are not material to our consolidated results.

At December 31, 2015, our direct domestic primary insurance in force was $174.5 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct domestic primary risk in force was $45.5 billion, which represents the insurance in force multiplied by the insurance coverage percentage.

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

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. In the fourth quarter of 2013, approximately $42.9 million was released from escrow in connection with the BANA agreement and approximately $17.2 million remained in escrow in connection with the CHL agreement as of December 31, 2014. In the first quarter of 2015, the remaining escrow funds were disbursed to us pursuant to the amended and restated settlement agreement and release entered into with CHL on March 2, 2015. See additional discussion of these settlement agreements in Note 20 – “Litigation and contingencies.”

Reclassifications

Certain reclassifications have been made in the accompanying consolidated financial statements to 2014 and 2013 amounts to conform to the 2015 presentation. For the years ended December 31, 2014 and 2013 cash used for additions to property and equipment was previously presented as "Other" within cash flows from operating activities and is presented separately as "Additions to property and equipment" within cash flows from investing activities for the year ended December 31, 2015. This revision is not material to amounts reported or disclosed by us in prior years.

Subsequent Events

We have considered subsequent events through the date of this filing. Refer to Note 8 – "Debt" for disclosure of debt transactions executed subsequent to December 31, 2015 through the date of this filing and also Note 3 – "Summary of Significant Accounting Policies" for the resulting impact on potentially dilutive shares.

3. Summary of Significant Accounting Policies

Fair value measurements

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
Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. This model combines all inputs to arrive at a value assigned to each security. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information, data changes, and directional moves compared to market moves. In addition, on a quarterly basis, we perform quality controls over values received from the pricing sources which also include reviewing tolerance reports, trading information, data changes, and directional moves compared to market moves. We have not made any adjustments to the prices obtained from the independent pricing sources.

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities, equity securities, and Australian government and semi government securities.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-backed securities, and certain municipal bonds.

The independent pricing sources utilize these approaches based on type of investment:

Corporate Debt & U.S. Government and Agency Bonds are evaluated by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the evaluation process.

Obligations of U.S. States & Political Subdivisions are evaluated by tracking, capturing, and analyzing quotes for active issues and trades reported via the Municipal Securities Rulemaking Board records. Daily briefings and reviews of current economic conditions, trading levels, spread relationships, and the slope of the yield curve provide further data for evaluation.

Residential Mortgage-Backed Securities are evaluated by monitoring interest rate movements, and other pertinent data daily. Incoming market data is enriched to derive spread, yield and/or price data as appropriate, enabling known data points to be extrapolated for valuation application across a range of related securities.

Commercial Mortgage-Backed Securities are evaluated using valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including quoted prices for similar assets, benchmark yield curves and market corroborated inputs. Evaluation utilizes regular reviews of the inputs for securities covered, including executed trades, broker quotes, credit information, collateral attributes and/or cash flow waterfall as applicable.

Asset-Backed Securities are evaluated using spreads and other information solicited from market buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts. Cash flows are generated for each tranche, benchmark yields are determined, and deal collateral performance and tranche level attributes including market color as available are used, resulting in tranche-specific spreads.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or from par values for equity securities restricted in their ability to be redeemed or sold. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs primarily include equity securities that can only be redeemed or sold at their par value and only to the security issuer and certain state premium tax credit investments. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

Investments

Our entire investment portfolio is classified as available-for-sale and is reported at fair value or, for certain equity securities carried at cost, amounts that approximate fair value. The related unrealized investment gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity.  Realized investment gains and losses are reported in income based upon specific identification of securities sold.  (See Note 6 – “Investments.”)

Each quarter we perform reviews of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:

▪	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis;

▪	the present value of the discounted cash flows we expect to collect compared to the amortized cost basis of the security;

▪	extent and duration of the decline;

▪	failure of the issuer to make scheduled interest or principal payments;

▪	change in rating below investment grade; and

▪	adverse conditions specifically related to the security, an industry, or a geographic area.

Based on our evaluation, we will record an other-than-temporary impairment adjustment on a security if we intend to sell the impaired security, if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of the discounted cash flows we expect to collect is less than the amortized cost basis of the security. If the fair value of a security is below its amortized cost at the time of our intent to sell, the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations. Otherwise, when a security is considered to be other-than-temporarily impaired, the losses are separated into the portion of the loss that represents the credit loss and the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive loss, net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security is less than the cost basis of the security.

Home office and equipment

Home office and equipment is carried at cost net of depreciation.  For financial reporting purposes, depreciation is determined on a straight-line basis for the home office, equipment and data processing hardware over estimated lives of 45, 5 and 3 years, respectively.  For income tax purposes, we use accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $26.1 million, $54.9 million and $53.0 million as of December 31, 2015, 2014 and 2013, respectively. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $3.2 million, $2.2 million and $1.8 million, respectively.

Deferred Insurance Policy Acquisition Costs

Costs directly associated with the successful acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs (“DAC”). The deferred costs are net of any ceding commissions received associated with our reinsurance agreements.  For each underwriting year of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies.  We utilize anticipated investment income in our calculation. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development.  If a premium deficiency exists (in other words, no gross profit is expected), we reduce the related DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the related DAC balance, we then establish a premium deficiency reserve equal to the excess, through a charge to current period earnings.

Loss Reserves

Reserves are established for insurance losses and loss adjustment expenses when we receive notices of default on insured mortgage loans. We consider a loan in default when it is two or more payments past due. Even though the accounting standard, Accounting Standards Codification (“ASC”) 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss estimates are established based upon historical experience, including rescission and loan modification activity. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

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

Revenue Recognition

We write policies which are guaranteed renewable contracts at the insured's option on a monthly, single, or annual premium basis. We have no ability to reunderwrite or reprice these contracts.  Premiums written on monthly premium policies are earned as coverage is provided. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the policy life.  Premiums written on policies covering more than one year are amortized over the policy life in relationship to the anticipated incurred loss pattern based on historical experience.  Premiums written on annual premium policies are earned on a monthly pro rata basis. When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. Cancellations also include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the servicer and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and included in "Other liabilities" on our consolidated balance sheets. When a premium deficiency exists a separate component of the premium refund liability is included in “Premium deficiency reserves” on our consolidated balance sheets. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. The actual return of premium for all periods affects premiums written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred insurance policy acquisition costs.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay. Fee income consists primarily of contract underwriting and related fee-based services provided to lenders and is included in “Other revenue” on the consolidated statements of operations.

Income Taxes

Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items.  The expected tax effects are computed at the enacted regular federal tax rate.  Using this method, we have recorded a net deferred tax asset primarily due to net operating losses incurred in prior years. On a quarterly basis, we review the need to maintain a deferred tax asset valuation allowance as an offset to the net deferred tax asset, before valuation allowance. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, operating results on a three year cumulative basis, the expected occurrence of future income or loss, the expiration dates of the carryforwards, the cyclical nature of our operating results, and available tax planning strategies. Based on our analysis, we reduced our benefit from income tax through the recognition of a valuation allowance from the first quarter of 2009 through the second quarter of 2015. In the third quarter of 2015, as discussed in Note 14 –“Income Taxes,” we concluded that it was more likely than not that our deferred tax assets would be fully realizable and that the valuation allowance was no longer necessary. Therefore, we reversed the valuation allowance.

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

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance agreements.  Ceded loss reserves are reflected as "Reinsurance recoverable on loss reserves."  Ceded unearned premiums are reflected as “Prepaid reinsurance premiums.” Amounts due from reinsurers on paid claims are reflected as “Reinsurance recoverable on paid losses.” Ceded premiums payable are included in “Other liabilities.” Any profit commissions are included with “Premiums written – Ceded” and any ceding commissions are included with “Other underwriting and operating expenses, net.” We remain liable for all insurance ceded.  (See Note 11 – “Reinsurance.”)

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated at the year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive loss in shareholders’ equity. Gains and losses resulting from transactions in a foreign currency are recorded in current period net income (loss) at the rate on the transaction date.

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

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested restricted stock units or granted stock options result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. We have several debt issuances that could potentially result in contingently issuable shares and consider each potential issuance of shares separately to reflect the maximum potential dilution. Accordingly, our dilutive common stock equivalents may not reflect all of the contingently issuable shares that could be required to be issued upon any debt conversion. For purposes of calculating basic and diluted EPS, vested restricted stock and restricted stock units are considered outstanding.

GAAP requires unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of EPS pursuant to the two-class method. Our participating securities are composed of vested restricted stock and restricted stock units with non-forfeitable rights to dividends. There have been no dividends declared by us since the issuance of these participating securities and there has been no reduction to net income available to common shareholders. For the years ended December 31, 2015 and 2014, participating securities of 0.1 million have been included in basic EPS, respectively, and 0.1 million have been excluded for the year ended December 31, 2013 as they were anti-dilutive due to our net loss.

The computation of diluted EPS for the years ended December 31, 2015 and 2014 include the weighted average unvested restricted stock units outstanding of 2.1 million and 3.1 million, respectively. As a result of reporting a net loss in 2013, unvested restricted stock awards were anti-dilutive for the year and accordingly not included in the computation of diluted weighted average shares.

For the year ended December 31, 2015, all of our outstanding Convertible Senior Notes and Convertible Junior Subordinated Debentures are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock related to the outstanding Convertible Senior Notes and/or Convertible Junior Debentures is assumed issued as of the beginning of the reporting period and the related interest expense, net of tax, is added back to earnings in calculating diluted EPS.

The following table reconciles basic and diluted EPS amounts:

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Basic earnings (loss) per share:
Net income (loss)	$1,172,000	$251,949	$(49,848)

Weighted average common shares outstanding	339,552	338,523	311,754

Basic income (loss) per share	$3.45	$0.74	$(0.16)

Diluted earnings (loss) per share:
Net income (loss)	$1,172,000	$251,949	$(49,848)
Interest expense, net of tax (1):
2% Convertible Senior Notes due 2020	7,928	12,197	—
5% Convertible Senior Notes due 2017	12,228	—	—
9% Convertible Junior Subordinated Debentures due 2063	22,786	—	—
Diluted income available to common shareholders	$1,214,942	$264,146	$(49,848)

Weighted-average shares - Basic	339,552	338,523	311,754
Effect of dilutive securities:
Unvested restricted stock units	2,113	3,082	—
2% Convertible Senior Notes due 2020	71,917	71,917	—
5% Convertible Senior Notes due 2017	25,603	—	—
9% Convertible Junior Subordinated Debentures due 2063	28,854	—	—
Weighted-average shares - Diluted	468,039	413,522	311,754

Diluted income (loss) per share	$2.60	$0.64	$(0.16)

Anti-dilutive securities (in millions)	—	54.5	130.1

(1)	The year ended December 31, 2015 has been tax effected at a rate of 35%. Due to the valuation allowance recorded against deferred tax assets the year ended December 31, 2014 was not tax effected.

As discussed in Note 8 - "Debt," we purchased $127.7 million par value of our 5% Convertible Senior Notes due May 2017 ("5% Notes") and MGIC purchased $132.7 million par value of our 9% Convertible Junior Subordinated Debentures due April 2063 ("9% Debentures") in the first quarter of 2016 through the date of this filing. These purchases effectively retired the debt instruments for GAAP accounting purposes. The purchases of the 5% Notes and 9% Debentures reduced our potentially dilutive shares by approximately 9.5 million and 9.8 million shares, respectively.

4. New Accounting Policies

In January 2016, the Financial Accounting Standards Board ("FASB") issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and will require recognition of a cumulative effect adjustment at adoption. We do not currently expect the adoption of this guidance to impact our financial position or liquidity.

In May 2015, the FASB issued updated guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity's ability to underwrite and anticipate costs associated with claims. The disclosures include information about incurred and paid claims development, on a net of reinsurance basis, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting periods is considered supplementary information. The expanded disclosures also include more transparent information about significant changes in methodologies and assumptions used to estimate claims, and the timing, frequency, and severity of claims. The disclosures required by this update are effective for annual periods beginning after December 31, 2015, and interim periods within annual periods beginning after December 31, 2016, and is to be applied retrospectively. We are evaluating the impact, if any, of the new disclosure requirements.

In April 2015, the FASB issued updated guidance related to the presentation of debt issuance costs. The new standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. As of December 31, 2015 debt issuance costs of approximately $11 million associated with our Convertible Senior Notes are recorded in "Other assets" on the consolidated balance sheet. We will adopt this amended guidance in the first quarter of 2016.

In June 2014, the FASB issued updated guidance to resolve diversity in practice concerning employee shared-based compensation that contains performance targets that could be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. This updated guidance is effective for annual and interim periods beginning after December 15, 2015. We will adopt this guidance in the first quarter of 2016, which will likely reduce the service periods utilized to recognize expense on certain share-based compensation awards granted in 2016 relative to the service period in the grant terms. The impact is not expected to be material to our consolidated financial statements.

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, our fee income related to contract underwriting and other fee-based services provided to lenders will be subject to this guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for reporting periods beginning after December 15, 2017 with early adoption for reporting periods beginning after December 15, 2016 permitted. We are currently evaluating the impact of this update, but it is not expected to have a material impact on our consolidated financial statements and disclosures.

5. Related Party Transactions

There were no related party transactions during 2015, 2014 or 2013.

6. Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio as of December 31, 2015 and 2014 are shown below:

December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,393	$2,133	$(1,942)	$160,584
Obligations of U.S. states and political subdivisions	1,766,407	33,410	(7,290)	1,792,527
Corporate debt securities	2,046,697	2,836	(44,770)	2,004,763
Asset-backed securities	116,764	56	(203)	116,617
Residential mortgage-backed securities	265,879	161	(8,392)	257,648
Commercial mortgage-backed securities	237,304	162	(3,975)	233,491
Collateralized loan obligations	61,345	3	(1,148)	60,200
Debt securities issued by foreign sovereign governments	29,359	2,474	(102)	31,731
Total debt securities	4,684,148	41,235	(67,822)	4,657,561
Equity securities	5,625	38	(18)	5,645
Total investment portfolio	$4,689,773	$41,273	$(67,840)	$4,663,206

December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$349,153	$2,752	$(5,130)	$346,775
Obligations of U.S. states and political subdivisions	844,942	12,961	(2,761)	855,142
Corporate debt securities	2,418,991	16,325	(10,035)	2,425,281
Asset-backed securities	286,260	535	(140)	286,655
Residential mortgage-backed securities	329,983	254	(9,000)	321,237
Commercial mortgage-backed securities	276,215	1,221	(2,158)	275,278
Collateralized loan obligations	61,340	—	(1,264)	60,076
Debt securities issued by foreign sovereign governments	35,630	3,540	—	39,170
Total debt securities	4,602,514	37,588	(30,488)	4,609,614
Equity securities	3,003	61	(9)	3,055
Total investment portfolio	$4,605,517	$37,649	$(30,497)	$4,612,669

(1)	There were no other-than-temporary impairment losses recorded in other comprehensive income (loss) as of December 31, 2015 and 2014.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. The portfolio is comprised of Australian government and semi government securities, representing 87% of the market value of our foreign investments with the remaining 7% invested in corporate securities and 6% in cash equivalents. Eighty-nine percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 11% is rated AA. As of December 31, 2015, the investment portfolio fair value in our Australian operations was approximately $34 million.

The amortized cost and fair values of debt securities as of December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

December 31, 2015
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$280,697	$281,063
Due after one year through five years	1,450,854	1,450,315
Due after five years through ten years	1,207,011	1,176,468
Due after ten years	1,064,294	1,081,759
	4,002,856	3,989,605

Asset-backed securities	116,764	116,617
Residential mortgage-backed securities	265,879	257,648
Commercial mortgage-backed securities	237,304	233,491
Collateralized loan obligations	61,345	60,200
Total as of December 31, 2015	$4,684,148	$4,657,561

At December 31, 2015 and 2014, the investment portfolio had gross unrealized losses of $67.8 million and $30.5 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

December 31, 2015	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,548	$(1,467)	$1,923	$(475)	$62,471	$(1,942)
Obligations of U.S. states and political subdivisions	417,615	(6,404)	37,014	(886)	454,629	(7,290)
Corporate debt securities	1,470,628	(38,519)	114,982	(6,251)	1,585,610	(44,770)
Asset-backed securities	86,604	(173)	5,546	(30)	92,150	(203)
Residential mortgage-backed securities	35,064	(312)	209,882	(8,080)	244,946	(8,392)
Commercial mortgage-backed securities	134,488	(2,361)	69,927	(1,614)	204,415	(3,975)
Collateralized loan obligations	—	—	51,750	(1,148)	51,750	(1,148)
Debt securities issued by foreign sovereign governments	4,463	(102)	—	—	4,463	(102)
Equity securities	355	(8)	171	(10)	526	(18)
Total investment portfolio	$2,209,765	$(49,346)	$491,195	$(18,494)	$2,700,960	$(67,840)

December 31, 2014	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,166	$(138)	$232,351	$(4,992)	$290,517	$(5,130)
Obligations of U.S. states and political subdivisions	166,408	(1,066)	114,465	(1,695)	280,873	(2,761)
Corporate debt securities	816,555	(5,259)	243,208	(4,776)	1,059,763	(10,035)
Asset-backed securities	54,491	(80)	11,895	(60)	66,386	(140)
Residential mortgage-backed securities	24,168	(34)	263,002	(8,966)	287,170	(9,000)
Commercial mortgage-backed securities	89,301	(810)	110,652	(1,348)	199,953	(2,158)
Collateralized loan obligations	—	—	60,076	(1,264)	60,076	(1,264)
Debt securities issued by foreign sovereign governments	—	—	—	—	—	—
Equity securities	167	(1)	235	(8)	402	(9)
Total investment portfolio	$1,209,256	$(7,388)	$1,035,884	$(23,109)	$2,245,140	$(30,497)
The unrealized losses in all categories of our investments as of December 31, 2015 were primarily caused by the difference in interest rates at December 31, 2015 compared to interest rates at the time of purchase. There were 303 and 423 securities in an unrealized loss position as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the fair value as a percent of amortized cost of the securities in an unrealized loss position was 98% and approximately 15% of the securities in an unrealized loss position were backed by the U.S. Government.

There were no other-than-temporary impairment (“OTTI”) losses in earnings during 2015. We recognized OTTI losses of $0.1 million and $0.3 million during 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014, and 2013, there were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive loss.

The source of net investment income is as follows:

(In thousands)	2015	2014	2013
Fixed maturities	$105,882	$89,437	$82,168
Equity securities	208	227	229
Cash equivalents	191	179	353
Other	455	711	675
Investment income	106,736	90,554	83,425
Investment expenses	(2,995)	(2,907)	(2,686)
Net investment income	$103,741	$87,647	$80,739

The net realized investment gains, including impairment losses, and change in net unrealized gains (losses) of investments are as follows:

(In thousands)	2015	2014	2013
Net realized investment gains on investments:
Fixed maturities	$28,335	$1,000	$3,274
Equity securities	26	356	1,068
Other	—	1	1,389
Total net realized investment gains	$28,361	$1,357	$5,731

Change in net unrealized gains (losses):
Fixed maturities	$(33,687)	$91,718	$(126,020)
Equity securities	(32)	66	(153)
Other	—	—	—
Total (decrease) increase in net unrealized gains/losses	$(33,719)	$91,784	$(126,173)

The gross realized gains, gross realized losses and impairment losses are as follows:

(In thousands)	2015	2014	2013
Gross realized gains	$30,039	$4,966	$11,043
Gross realized losses	(1,678)	(3,465)	(4,984)
Other-than-temporary-impairment losses	—	(144)	(328)
Net realized gains on securities	$28,361	$1,357	$5,731
We had $18.9 million and $20.2 million of investments at fair value on deposit with various states as of December 31, 2015 and 2014, respectively, due to regulatory requirements of those state insurance departments.

7. Fair Value Measurements

Assets measured at fair value included those listed, by hierarchy level, in the following tables as of December 31, 2015 and 2014:

December 31, 2015
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,584	$46,197	$114,387	$—
Obligations of U.S. states and political subdivisions	1,792,527	—	1,791,299	1,228
Corporate debt securities	2,004,763	—	2,004,763	—
Asset-backed securities	116,617	—	116,617	—
Residential mortgage-backed securities	257,648	—	257,648	—
Commercial mortgage-backed securities	233,491	—	233,491	—
Collateralized loan obligations	60,200	—	60,200	—
Debt securities issued by foreign sovereign governments	31,731	31,731	—	—
Total debt securities	4,657,561	77,928	4,578,405	1,228
Equity securities (1)	5,645	2,790	—	2,855
Total investments	$4,663,206	$80,718	$4,578,405	$4,083
Real estate acquired (2)	$12,149	$—	$—	$12,149

December 31, 2014
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$346,775	$188,824	$157,951	$—
Obligations of U.S. states and political subdivisions	855,142	—	853,296	1,846
Corporate debt securities	2,425,281	—	2,425,281	—
Asset-backed securities	286,655	—	286,655	—
Residential mortgage-backed securities	321,237	—	321,237	—
Commercial mortgage-backed securities	275,278	—	275,278	—
Collateralized loan obligations	60,076	—	60,076	—
Debt securities issued by foreign sovereign governments	39,170	39,170	—	—
Total debt securities	4,609,614	227,994	4,379,774	1,846
Equity securities (1)	3,055	2,734	—	321
Total investments	$4,612,669	$230,728	$4,379,774	$2,167
Real estate acquired (2)	$12,658	$—	$—	$12,658

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in other assets on the consolidated balance sheets.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2015, 2014, and 2013 is shown in the following tables. There were no transfers into or out of Level 3 in those years and there we no losses included in earnings for those years attributable to the change in unrealized losses on assets still held at the end of each applicable year.

(In thousands)	Obligations of U.S. States and Political Subdivisions	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2014	$1,846	$321	$2,167	$12,658
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(2,322)
Purchases	7	2,534	2,541	34,624
Sales	(625)	—	(625)	(32,811)
Balance at December 31, 2015	$1,228	$2,855	$4,083	$12,149

(In thousands)	Obligations of U.S. States and Political Subdivisions	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2013	$2,423	$321	$2,744	$13,280
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(4,129)
Purchases	30	—	30	42,247
Sales	(607)	—	(607)	(38,740)
Balance at December 31, 2014	$1,846	$321	$2,167	$12,658

(In thousands)	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	—	(225)	—	(225)	—
Included in earnings and reported as losses incurred, net	—	—	—	—	(4,959)
Included in other comprehensive income	—	—	—	—	—
Purchases	30	—	—	30	39,188
Sales	(737)	(16,889)	—	(17,626)	(24,412)
Balance at December 31, 2013	$2,423	$—	$321	$2,744	$13,280
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

As of December 31, 2015, the majority of the $4.1 million balance of Level 3 securities are equity securities that can only be redeemed or sold at their par value and only to the security issuer, with the remainder of the balance held in state premium tax credit investments. The state premium tax credit investments have an average maturity of less than 5 years and credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.2%. As of December 31, 2014 the majority of our Level 3 securities were state premium tax credit investments. During 2013 we sold our remaining auction rate securities.

Additional fair value disclosures related to our investment portfolio are included in Note 6 – “Investments.”

We incur financial liabilities in the normal course of our business. The following tables present the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at December 31, 2015 and 2014. The fair values of our Senior Notes, Convertible Senior Notes and Convertible Junior Debentures were determined using available pricing for these notes, debentures, or similar instruments and they are categorized as Level 2 as described in Note 3 – “Summary of Significant Accounting Policies - Fair Value Measurements.”

(In thousands)	Par Value	Fair Value

December 31, 2015
Financial liabilities:
Convertible Senior Notes due 2017	$333,503	$345,616
Convertible Senior Notes due 2020	500,000	701,955
Convertible Junior Subordinated Debentures due 2063	389,522	455,067
Total financial liabilities	$1,223,025	$1,502,638

December 31, 2014
Financial liabilities:
Senior Notes	$61,953	$63,618
Convertible Senior Notes due 2017	345,000	387,997
Convertible Senior Notes due 2020	500,000	735,075
Convertible Junior Subordinated Debentures due 2063	389,522	500,201
Total financial liabilities	$1,296,475	$1,686,891

The Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At December 31, 2015, we had approximately $402 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $2.7 million at December 31, 2015. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 3.1 years at December 31, 2015.

8. Debt

Long-term debt as of December 31, 2015 and 2014 consisted of the following obligations.

	December 31,
(In millions)	2015	2014
Senior Notes, interest at 5.375% per annum, due November 2015	$—	$61.9
Convertible Senior Notes, interest at 5% per annum, due May 2017	333.5	345.0
Convertible Senior Notes, interest at 2% per annum, due April 2020	500.0	500.0
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063	389.5	389.5
Total debt	1,223.0	1,296.4
Less current portion of debt	—	(61.9)
Total long-term debt	$1,223.0	$1,234.5

Interest payments on our debt obligations existing during 2015 and 2014 appear below.

	Years Ended December 31,
(In millions)	2015	2014
Senior Notes, interest at 5.375% per annum, due November 2015	$3.3	$3.6
Convertible Senior Notes, interest at 5% per annum, due May 2017	17.3	17.3
Convertible Senior Notes, interest at 2% per annum, due April 2020	10.0	10.0
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063	35.1	35.1
Total interest payments	$65.7	$66.0

5.375% Senior Notes – due November 2015

As of December 31, 2014 we had outstanding $61.9 million of 5.375% Senior Notes due in November 2015, which we repaid with cash at the holding company on November 2, 2015. Interest on these notes was payable semi-annually in arrears on May 1 and November 1 each year. The repayment of our Senior Notes had no material impact on our financial position or liquidity.

5% Convertible Senior Notes – due May 2017

As of December 31, 2015 and 2014 we had outstanding $333.5 million and $345.0 million, respectively, principal amount of 5% Convertible Senior Notes due in May 2017. During 2015 we repurchased $11.5 million of par value and paid total cash consideration of $12 million. We funded the purchases with cash at the holding company. Our purchases of the Convertible Senior Notes due 2017 resulted in a pretax charge of approximately $0.5 million.

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

The provisions of the 5% Notes are complex. Covenants in the 5% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 5% Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders' equity of at least 15% of our consolidated shareholders' equity. Further, the notes are subject to the indenture between us and the trustee that, among other terms, includes provisions that would constitute an event of default under the indenture. Upon such a default, the trustee could accelerate the maturity of the notes independent of any action by holders of the 5% Notes. This description is not intended to be complete in all respect and is qualified in its entirety by the terms of the 5% Notes, including their covenants and events of default. We were in compliance with all covenants at December 31, 2015.

2% Convertible Senior Notes – due April 2020

As of December 31, 2015 and 2014, we had outstanding $500 million principal amount of 2% Convertible Senior Notes due in 2020 which we issued in March 2013. We received net proceeds of approximately $484.6 million after deducting underwriting discount and offering expenses. See Note 15 – “Shareholders’ Equity” for information regarding the use of such proceeds. Interest on the 2% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. The 2% Notes will mature on April 1, 2020, unless earlier repurchased by us or converted. Prior to January 1, 2020, the 2% Convertible Senior Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The 2% Notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions.  These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our Convertible Junior Debentures. Debt issuance costs will be amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

The provisions of the 2% Notes are complex. Covenants in the 2% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 2% Notes. Further, the notes are subject to the indenture between us and the trustee that, among other terms, includes provisions that would constitute an event of default under the indenture. Upon such a default, the trustee could accelerate the maturity of the notes independent of any action by holders of the 2% Notes. This description is not intended to be complete in all respect and is qualified in its entirety by the terms of the 2% Notes, including their covenants and events of default. We were in compliance with all covenants at December 31, 2015.

9% Convertible Junior Subordinated Debentures – due April 2063

As of December 31, 2015 and 2014 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. The 9% Debentures are currently convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of the 9% Debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their 9% Debentures, deferred interest owed on the 9% Debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In lieu of issuing shares of common stock upon conversion of the 9% Debentures, we may, at our option, make a cash payment to converting holders for all or some of the shares of our common stock otherwise issuable upon conversion. The 9% Debentures rank junior to all of our existing and future senior indebtedness.

Interest on the 9% Debentures is payable semi-annually in arrears on April 1 and October 1 of each year. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. During an optional deferral period we may not pay or declare dividends on our common stock.

When interest on the 9% Debentures is deferred, we are required, not later than a specified time, to use reasonable commercial efforts to begin selling qualifying securities to persons who are not our affiliates. The specified time is one business day after we pay interest on the 9% Debentures that was not deferred, or if earlier, the fifth anniversary of the scheduled interest payment date on which the deferral started. Qualifying securities are common stock, certain warrants and certain non-cumulative perpetual preferred stock. The requirement to use such efforts to sell such securities is called the Alternative Payment Mechanism.

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

The provisions of the 9% Debentures are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the 9% Debentures, including their covenants and events of default. We were in compliance with all covenants at December 31, 2015.

We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the 9% Debentures for at least 20 of the 30 trading days preceding notice of the redemption. 130% of such conversion price is $17.55.

2016 Debt Transactions

During the first quarter of 2016 through the date of this filing we completed the following debt transactions:

•	Purchased $127.7 million in par value of our 5% Notes due in 2017 with funds held at our holding company;

•
MGIC purchased $132.7 million of par value of our 9% Debentures using funds obtained from the proceeds of the borrowing from the Federal Home Loan Bank of Chicago (the "FHLBC") referred to below as the Advance; and

•
MGIC borrowed $155.0 million from the FHLBC in February 2016 in the form of a fixed rate advance (the "Advance"). Interest is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023, but we may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen since the origination date of the Advance, or above par if interest rates have declined.

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

The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

(In thousands)	2015	2014	2013
Reserve at beginning of year	$2,396,807	$3,061,401	$4,056,843
Less reinsurance recoverable	57,841	64,085	104,848
Net reserve at beginning of year	2,338,966	2,997,316	3,951,995

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	453,849	596,436	898,413
Prior years (1)	(110,302)	(100,359)	(59,687)
Subtotal	343,547	496,077	838,726

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	25,980	32,919	73,470
Prior years	823,058	1,121,508	1,722,923
Reinsurance terminations (2)	(15,440)	—	(2,988)
Subtotal	833,598	1,154,427	1,793,405
Net reserve at end of year	1,848,915	2,338,966	2,997,316
Plus reinsurance recoverables	44,487	57,841	64,085

Reserve at end of year	$1,893,402	$2,396,807	$3,061,401

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See table below regarding prior year loss development.

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

Losses incurred on default notices received in the current year decreased in 2015 compared to 2014, and in 2014 compared to 2013, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies.

The prior year development of the reserves in 2015, 2014 and 2013 is reflected in the table below.

(In millions)	2015	2014	2013
Prior year loss development:
(Decrease) increase in estimated claim rate on primary defaults	$(141)	$(43)	$10
Increase (decrease) in estimated severity on primary defaults	43	(35)	(50)
Change in estimates related to pool reserves, LAE reserves, reinsurance and other	(12)	(22)	(20)
Total prior year loss development (1)	$(110)	$(100)	$(60)
(1) A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

The prior year loss development was based on the resolution of approximately 60%, 58% and 59% for the years ended December 31, 2015, 2014 and 2013, respectively, of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory and estimated incurred but not reported items from the end of the prior year. In 2015, we recognized favorable development on our estimated claim rate as we experienced a higher cure rate on prior year default inventory. Additionally, during 2015 the claim rate was favorably impacted by re-estimations of previously recorded reserves relating to disputes on our claims paying practices and adjustments to incurred but not reported losses (IBNR). The favorable development for the year ended 2015 was offset, in part, by an increase in the estimated severity on prior year defaults remaining in the delinquent inventory. The decrease in the estimated severity in 2014 and 2013 was based on the resolution of the prior year default inventory.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year, claims paid on default notices received in prior years and the decrease in losses paid related to terminated reinsurance agreements as noted in footnote (2) of that table. Until a few years ago, it took, on average, approximately twelve months for a default that was not cured to develop into a paid claim. Over the past several years, the average time it takes to receive a claim associated with a default has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. It is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at December 31, 2015 and 2014 and approximated $102 million and $115 million, respectively. As of December 31, 2015, this liability was included in "Other liabilities" on our consolidated balance sheet. As of December 31, 2014, separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet.

A rollforward of our primary default inventory for the years ended December 31, 2015, 2014 and 2013 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

	2015	2014	2013
Default inventory at beginning of year	79,901	103,328	139,845
New Notices	74,315	88,844	106,823
Cures	(73,610)	(87,278)	(104,390)
Paids (including those charged to a deductible or captive)	(16,004)	(23,494)	(34,738)
Rescissions and denials	(848)	(1,306)	(1,939)
Items removed from inventory resulting from settlements	(1,121)	(193)	(2,273)
Default inventory at end of year	62,633	79,901	103,328

The decrease in the primary default inventory experienced during 2015 and 2014 was generally across all markets and all book years prior to 2012. In 2015 and 2014, the percentage of loans in the inventory that had been in default for 12 or more consecutive months had decreased compared to the prior years. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months has been affected by our suspended rescissions discussed below.
Aging of the Primary Default Inventory

	December 31,
	2015		2014		2013
Consecutive months in default
3 months or less	13,053	21%	15,319	19%	18,941	18%
4 - 11 months	15,763	25%	19,710	25%	24,514	24%
12 months or more (1)	33,817	54%	44,872	56%	59,873	58%
Total primary default inventory	62,633	100%	79,901	100%	103,328	100%

Primary claims received inventory included in ending default inventory (2)	2,769	4%	4,746	6%	6,948	7%

(1)
Approximately 50%, 53% and 49% of the primary default inventory in default for 12 consecutive months or more has been in default for at least 36 consecutive months as of December 31, 2015, 2014 and 2013, respectively.

(2)
Our claims received inventory includes suspended rescissions, as we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of December 31, 2015, rescissions of coverage on approximately 435 loans had been voluntarily suspended.

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.
Number of Primary Payments Delinquent

	December 31,
	2015		2014		2013

3 payments or less	20,360	33%	23,253	29%	28,095	27%
4 - 11 payments	15,092	24%	19,427	24%	24,605	24%
12 payments or more	27,181	43%	37,221	47%	50,628	49%
Total primary default inventory	62,633	100%	79,901	100%	103,328	100%

Pool insurance default inventory decreased from 3,797 at December 31, 2014 to 2,739 at December 31, 2015. The pool insurance notice inventory was 6,563 at December 31, 2013.

Claims paying practices

Our loss reserving methodology incorporates our estimates of future rescissions.  A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2015 and 2014 the estimate of this liability totaled $7 million and $28 million, respectively. As of December 31, 2015, this liability was included in "Other liabilities" on our consolidated balance sheet. As of December 31, 2014, separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 20 – “Litigation and Contingencies.”

10. Premium Deficiency Reserve

Beginning in 2007, when we stopped writing Wall Street Bulk business, we began to separately measure the performance of these transactions and establish a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceed the present value of expected future premiums and established loss reserves. Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors.  First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results.

The decreases in the premium deficiency reserve for the years ended December 31, 2015, 2014 and 2013 were $24 million, $24 million, and $26 million, respectively. As of December 31, 2015, there was no premium deficiency reserve required. The decreases represent the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2014 and 2013 are primarily related to higher estimated ultimate premiums resulting principally from an increase in the projected persistency rate, offset in part by higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be paid.

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

11. Reinsurance

Effective July 1, 2015, we settled our 2013 quota share reinsurance agreement ("2013 QSR Transaction") by commutation. The settlement included unearned premiums, loss reserves, and profit commission. The commutation resulted in an increase in net premiums written and earned of $69.4 million and $11.6 million, respectively, and a decrease in ceding commissions of $11.6 million in the third quarter of 2015. Receipt of our profit commission of $142.5 million, in addition to other premium and loss amounts, was also completed as part of the settlement.

Effective July 1, 2015, we entered into a quota share reinsurance agreement ("2015 QSR Transaction") with a group of unaffiliated reinsurers that are the same as our 2013 QSR Transaction. Each of the reinsurers has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both. The 2015 QSR Transaction will provide coverage on policies that were in the 2013 QSR Transaction; additional qualifying in force policies as of the agreement effective date which either had no history of defaults, or where a single default has been cured for twelve or more months at the agreement effective date; and all qualifying new insurance written through December 31, 2016. The agreement will provide coverage on losses incurred on or after the effective date with renewal premium through December 31, 2024, at which time the agreement expires. The 2015 QSR Transaction increases the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded. A higher level of losses ceded will reduce our profit commission and in turn will reduce our premium yield. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice. Further, at our sole discretion we may elect to terminate the agreement if we will receive less than 90% of the full credit amount under the private mortgage insurer eligibility requirements ("PMIERs") of Fannie Mae and Freddie Mac (collectively, the "GSEs") for the risk ceded in any required calculation period. The structure of the 2015 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2015 QSR Transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%.

A summary of our quota share reinsurance agreements, excluding captive agreements, for 2015, 2014 and 2013 appears below.

	Years ended December 31,
(In thousands)	2015		2014	2013

2013 QSR Transaction
Ceded premiums written, net of profit commission	$(11,355)	(1)	$100,031	$49,672
Ceded premiums earned, net of profit commission	35,999	(1)	88,528	13,821
Ceded losses incurred	6,060		15,163	176
Ceding commissions (2)	10,235	(1)	37,833	10,408
Profit commission	62,525	(1)	89,133	2,368

2015 QSR Transaction (Effective July 1, 2015)
Ceded premiums written, net of profit commission (3)	$52,588
Ceded premiums earned, net of profit commission (3)	52,588
Ceded losses incurred	11,424
Ceding commissions (2)	20,582
Profit commission	50,322

(1)	The year ended December 31, 2015 includes the non-recurring impact of commuting our 2013 QSR Transaction. The commutation had no impact on ceded losses incurred.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

(3)	As of July 1, 2015, premiums are ceded on an earned and received basis as defined in our 2015 QSR Transaction.

Under the terms of 2015 QSR Transaction, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The reinsurance premium due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheet as of December 31, 2015. As of December 31, 2014, we had accrued a profit commission receivable of $91.5 million.

In the past, MGIC also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) in 2013 and with the Minnesota Department of Commerce in June 2015, discussed in Note 20 – “Litigation and Contingencies” MGIC has agreed to not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years subsequent to the respective settlements. In accordance with the CFPB settlement, all of our active captive arrangements were placed into run-off. In addition, at the time PMIERs became effective on December 31, 2015, the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise.

Captive agreements were generally written on an annual book of business and each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts, and the trust accounts are made up of capital deposits by the captive reinsurers, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was $34 million at December 31, 2015 which was supported by $137 million of trust assets, while at December 31, 2014 the reinsurance recoverable on loss reserves related to captive agreements was $45 million which was supported by $198 million of trust assets.

The effect of all reinsurance agreements on premiums earned and losses incurred is as follows:

	Years ended December 31,
(In thousands)	2015	2014	2013
Premiums earned:
Direct	$997,892	$950,973	$979,078
Assumed	1,178	1,653	2,074
Ceded	(102,848)	(108,255)	(38,101)
Net premiums earned	$896,222	$844,371	$943,051

Losses incurred:
Direct	$369,680	$524,051	$863,871
Assumed	1,552	2,012	2,645
Ceded	(27,685)	(29,986)	(27,790)
Net losses incurred	$343,547	$496,077	$838,726
Generally, reinsurance recoverables on primary loss reserves, paid losses and prepaid reinsurance premiums are supported by trust funds or letters of credit.  As such, we have not established an allowance against these recoverables.

See Note 20 – “Litigation and Contingencies” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

12. Other Comprehensive (Loss) Income

The pretax components of our other comprehensive (loss) income and related income tax benefit (expense) for the years ended December 31, 2015, 2014 and 2013 are included in the table below:

(In thousands)	2015	2014	2013
Net unrealized investment (losses) gains arising during the year	$(33,718)	$91,782	$(126,175)
Income tax benefit (expense)	11,738	(32,017)	43,732
Valuation allowance (1)	62,383	31,374	(41,148)
Net of taxes	40,403	91,139	(123,591)

Net changes in benefit plan assets and obligations	(12,818)	(52,112)	68,038
Income tax benefit (expense)	4,487	18,239	(23,813)
Valuation allowance (1)	(7,383)	(18,239)	23,813
Net of taxes	(15,714)	(52,112)	68,038

Net changes in unrealized foreign currency translation adjustment	(5,699)	(4,067)	(21,563)
Income tax benefit	2,000	1,425	7,553
Valuation allowance (1)	(529)	—	—
Net of taxes	(4,228)	(2,642)	(14,010)

Total other comprehensive (loss) income	(52,235)	35,603	(79,700)
Total income tax benefit, net of valuation allowance	72,696	782	10,137
Total other comprehensive income, net of tax	$20,461	$36,385	$(69,563)

(1) See Note 14 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive loss to our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 are included in the table below:

(In thousands)	2015	2014	2013
Reclassification adjustment for net realized gains (losses) included in net income (loss) (1)	$11,693	$(6,816)	$3,246
Income tax (expense) benefit	(4,076)	2,402	(924)
Valuation allowance (3)	3,635	(2,502)	(349)
Net of taxes	11,252	(6,916)	1,973

Reclassification adjustment related to benefit plan assets and obligations (2)	2,184	6,930	1
Income tax expense	(764)	(2,425)	—
Valuation allowance (3)	574	2,425	—
Net of taxes	1,994	6,930	1

Total reclassifications	13,877	114	3,247
Total income tax expense, net of valuation allowance	(631)	(100)	(1,273)
Total reclassifications, net of tax	$13,246	$14	$1,974
(1) Increases (decreases) Net realized investment gains on the consolidated statements of operations.
(2) Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.
(3) See Note 14 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

A rollforward of accumulated other comprehensive loss for the years ended December 31, 2015, 2014, and 2013, including amounts reclassified from accumulated other comprehensive loss, are included in the table below.

(In thousands)	Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total accumulated other comprehensive loss
Balance, December 31, 2012, net of tax	$(25,099)	$(44,864)	$21,800	$(48,163)
Other comprehensive income (loss) before reclassifications	(121,618)	68,039	(14,010)	(67,589)
Less: Amounts reclassified from AOCL	1,973	1	—	1,974
Balance, December 31, 2013, net of tax	(148,690)	23,174	7,790	(117,726)
Other comprehensive income (loss) before reclassifications	84,223	(45,182)	(2,642)	36,399
Less: Amounts reclassified from AOCL	(6,916)	6,930	—	14
Balance, December 31, 2014, net of tax	(57,551)	(28,938)	5,148	(81,341)
Other comprehensive income (loss) before reclassifications	51,655	(13,720)	(4,228)	33,707
Less: Amounts reclassified from AOCL	11,252	1,994	—	13,246
Balance, December 31, 2015, net of tax	$(17,148)	$(44,652)	$920	(60,880)

13. Benefit Plans

We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan.  We also offer both medical and dental benefits for retired domestic employees and their eligible spouses under a postretirement benefit plan. The following tables provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2015, 2014, and 2013 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheet as of December 31, 2015 and 2014.
Components of Net Periodic Benefit Cost

	Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
(In thousands)	12/31/2015	12/31/2014	12/31/2013	12/31/2015	12/31/2014	12/31/2013
1. Company Service Cost	$10,256	$8,565	$11,338	$833	$659	$812
2. Interest Cost	15,847	15,987	15,289	697	653	618
3. Expected Return on Assets	(21,109)	(21,030)	(20,144)	(4,991)	(4,648)	(3,679)
4. Other Adjustments	—	—	—	—	—	—
Subtotal	4,994	3,522	6,483	(3,461)	(3,336)	(2,249)
5. Amortization of :
a. Net Transition Obligation/(Asset)	—	—	—	—	—	—
b. Net Prior Service Cost/(Credit)	(845)	(930)	503	(6,649)	(6,649)	(6,649)
c. Net Losses/(Gains)	5,485	1,083	6,145	(175)	(435)	—
Total Amortization	4,640	153	6,648	(6,824)	(7,084)	(6,649)
6. Net Periodic Benefit Cost	9,634	3,675	13,131	(10,285)	(10,420)	(8,898)
7. Cost of settlements or curtailments	3,172	302	—	—	—	—
8. Total Expense for Year	$12,806	$3,977	$13,131	$(10,285)	$(10,420)	$(8,898)

Development of Funded Status

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Actuarial Value of Benefit Obligations
1.Measurement Date	12/31/2015	12/31/2014	12/31/2015	12/31/2014
2. Accumulated Benefit Obligation	$338,450	$366,440	$16,423	$18,225

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
1. Projected Benefit Obligation	$(349,483)	$(379,324)	$(16,423)	$(18,225)
2. Plan Assets at Fair Value	350,107	378,701	65,568	66,940
3. Funded Status - Overfunded/Asset	624	N/A	$49,145	$48,715
4. Funded Status - Underfunded/Liability	N/A	(623)	N/A	N/A

Accumulated Other Comprehensive Income

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014
1. Net Actuarial (Gain)/Loss	$95,636	$93,243	$(5,311)	$(8,222)
2. Net Prior Service Cost/(Credit)	(2,989)	(3,853)	(18,640)	(25,289)
3. Net Transition Obligation/(Asset)	—	—	—	—
4. Total at Year End	$92,647	$89,390	$(23,951)	$(33,511)

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

The changes in the projected benefit obligation are as follows:
Change in Projected Benefit/Accumulated Benefit Obligation

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014
1. Benefit Obligation at Beginning of Year	$379,324	$317,606	$18,225	$15,764
2. Company Service Cost	10,256	8,565	833	659
3. Interest Cost	15,847	15,987	697	653
4. Plan Participants' Contributions	—	—	361	336
5. Net Actuarial (Gain)/Loss due to Assumption Changes	(24,118)	59,901	(2,083)	2,276
6. Net Actuarial (Gain)/Loss due to Plan Experience	7,155	(55)	(397)	(855)
7. Benefit Payments from Fund (1)	(32,646)	(21,539)	(1,147)	(645)
8. Benefit Payments Directly by Company	(7,661)	(1,404)	—	—
9. Plan Amendments	19	(1)	—	—
10. Other Adjustment	1,307	264	(66)	37
11. Benefit Obligation at End of Year	$349,483	$379,324	$16,423	$18,225

(1)	Includes lump sum payments of $22.4 million and $11.8 million in 2015 and 2014, respectively, from our pension plan to eligible participants, which were former employees with vested benefits.

In the fourth quarter of 2014, the Society of Actuaries released new mortality tables as a result of their detailed study on the future life expectancies of pension plan participants.  We have used these mortality tables, including updates to the mortality table projection scales, in calculating our year-end 2015 and 2014 retirement program obligations. We expect the mortality tables to receive regular annual updates that will impact our retirement plan obligations in future reporting periods. If all pension plan participants elected to receive their pension benefits in monthly payments, the new tables would have increased 2014 year-end obligations by $23.2 million. However, based on our experience, we estimate that 75% of our active pension plan participants will elect to receive their pension benefits in a lump sum, which under the terms of the pension plan, are calculated based on mortality assumptions prescribed by the IRS, not the Society of Actuaries.  The combined effect of the new Society of Actuaries mortality tables and the 75% lump-sum election assumption was a net increase in 2014 year-end obligations of $14.6 million. In addition, the benefit obligation will also change due to changes in the actuarial assumptions applied, as shown in the table below, to determine the outstanding liability.

The changes in the fair value of the net assets available for plan benefits are as follows:
Change in Plan Assets

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014
1. Fair Value of Plan Assets at Beginning of Year	$378,701	$355,704	$66,940	$62,298
2. Company Contributions	17,311	9,504	—	—
3. Plan Participants' Contributions	—	—	361	336
4. Benefit Payments from Fund	(32,646)	(21,539)	(1,147)	(645)
5. Benefit Payments paid directly by Company	(7,661)	(1,404)	—	—
6. Actual Return on Assets	(5,094)	36,436	(225)	5,250
7. Other Adjustment	(504)	—	(361)	(299)
8. Fair Value of Plan Assets at End of Year	$350,107	$378,701	$65,568	$66,940

Change in Accumulated Other Comprehensive Income (AOCI)

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)	12/31/2015	12/31/2014	12/31/2015	12/31/2014
1. AOCI in Prior Year	$89,390	$45,143	$(33,511)	$(41,377)
2. Increase/(Decrease) in AOCI
a. Recognized during year - Prior Service (Cost)/Credit	845	930	6,649	6,649
b. Recognized during year - Net Actuarial (Losses)/Gains	(5,485)	(1,083)	175	435
c. Occurring during year - Prior Service Cost	19	(1)	—	—
d. Occurring during year - Net Actuarial Losses/(Gains)	11,050	44,703	2,736	782
f. Occurring during year - Net Settlement Losses/(Gains)	(3,172)	(302)	—	—
e. Other adjustments	—	—	—	—
3. AOCI in Current Year	$92,647	$89,390	$(23,951)	$(33,511)

Amortizations Expected to be Recognized During Next Fiscal Year Ending

(In thousands)	Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
	12/31/2016	12/31/2016
1. Amortization of Net Transition Obligation/(Asset)	$—	$—
2. Amortization of Prior Service Cost/(Credit)	(689)	(6,649)
3. Amortization of Net Losses/(Gains)	5,443	—

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.
Actuarial Assumptions

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate	4.65%	4.25%	4.30%	4.00%
2. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate	4.25%	5.15%	4.00%	4.75%
2. Expected Long-term Return on Plan Assets	5.75%	6.00%	7.50%	7.50%
3. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	7.00%	7.00%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2020	2019

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

The year-end asset allocations of the plans are as follows:
Plan Assets

	Pension Plan		Other Postretirement Benefits
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Allocation of Assets at year end
1. Equity Securities	20%	22%	100%	100%
2. Debt Securities	80%	78%	—%	—%
3. Total	100%	100%	100%	100%

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value of our benefit plan assets:

Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs include equity securities, mutual funds, money market funds, certain U.S. Treasury securities and exchange traded funds ("ETF’s").

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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2015 and 2014. There were no securities that utilized Level 3 inputs.

Pension Plan

Assets at Fair Value as of December 31, 2015
(In thousands)	Level 1	Level 2	Total
Domestic Mutual Funds	$1,442	$—	$1,442
Corporate Bonds	—	188,332	188,332
U.S. Government Securities	3,133	497	3,630
Municipals	—	61,206	61,206
Foreign Bonds	—	25,251	25,251
ETF's	5,676	—	5,676
Pooled Equity Accounts	—	64,570	64,570
Total Assets at fair value	$10,251	$339,856	$350,107

Pension Plan

Assets at Fair Value as of December 31, 2014
(In thousands)	Level 1	Level 2	Total
Domestic Mutual Funds	$9,913	$—	$9,913
Corporate Bonds	—	200,732	200,732
U.S. Government Securities	5,327	1,234	6,561
Municipals	—	65,214	65,214
Foreign Bonds	—	23,028	23,028
ETF's	5,636	—	5,636
Pooled Equity Accounts	—	67,617	67,617
Total Assets at fair value	$20,876	$357,825	$378,701
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

An improvement in funded status results in the de-risking of the portfolio, allocating more funds to fixed income and less to equity. A decline in funded status would result in a higher allocation to equity. The maximum equity allocation is 40%.

The equity investments utilize combinations of mutual funds, ETFs, and pooled equity account structures focused on the following strategies:

Strategy	Objective	Investment types
Return seeking growth	Funded ratio improvement over the long term	●	Global quality growth
		●	Global low volatility

Return seeking bridge	Downside protection in the event of a declining	●	Enduring asset
	equity market	●	Durable company

The fixed income objective is to preserve capital and to provide monthly cash flows for the payment of plan liabilities.  Fixed income investments can include government, government agency, corporate, mortgage-backed, asset-backed, and municipal securities, and other classes of bonds.  The duration of the fixed income portfolio has an objective of being within one year of the duration of the accumulated benefit obligation.  The fixed income investments have an objective of a weighted average credit of A3/A-/A- by Moody’s, S&P, and Fitch, respectively.

The following table sets forth the other postretirement benefits plan assets at fair value as of December 31, 2015 and 2014. All are Level 1 assets.

Other Postretirement Benefits Plan

Assets at Fair Value as of December 31, 2015
(In thousands)	Level 1	Total
Domestic Mutual Funds	$49,887	$49,887
International Mutual Funds	15,681	15,681
Total Assets at fair value	$65,568	$65,568

Other Postretirement Benefits Plan

Assets at Fair Value as of December 31, 2014
(In thousands)	Level 1	Total
Domestic Mutual Funds	$50,710	$50,710
International Mutual Funds	16,230	16,230
Total Assets at fair value	$66,940	$66,940

Our postretirement plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in the Consumer Price Index by 5.75% annually

•	Achieve competitive investment results

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

Investment in international oriented funds is limited to a maximum of 30% of the equity range.  The current international allocation is invested in two mutual funds with 3% of the equity allocation in a fund which has the objective of investing primarily in equity securities of emerging market countries, and 21% of the equity allocation in a fund investing in securities of companies based outside the United States.  It invests in companies primarily based in Europe and the Pacific Basin, and primarily in equity investments although it may also hold cash, money market instruments, and fixed maturity securities depending on market conditions.

The following tables show the current and estimated future contributions and benefit payments.
Company Contributions

	Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)	12/31/2015	12/31/2015
Company Contributions for the Year Ending:
1. Current	$17,311	$—
2. Current + 1	11,350	—

Benefit Payments (Total)

	Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)	12/31/2015	12/31/2015
Actual Benefit Payments for the Year Ending:
1. Current	$40,307	$851
Expected Benefit Payments for the Year Ending:
2. Current + 1	22,992	779
3. Current + 2	21,773	819
4. Current + 3	23,353	997
5. Current + 4	26,065	1,079
6. Current + 5	26,761	1,288
7. Current + 6 - 10	140,707	8,247

Health care sensitivities

For measurement purposes, a 7.0% health care trend rate was used for benefits for retirees before they reach age 65 years for 2015. In 2016, the rate is assumed to be 7.0%, decreasing to 5.0% by 2020 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefits plan. A 1 percentage point change in the health care trend rate assumption would have the following effects on other postretirement benefits:

(In thousands)	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components	$304	$(253)
Effect on postretirement benefit obligation	2,221	(1,959)
We have a profit sharing and 401(k) savings plan for employees.  At the discretion of the Board of Directors, we may make a contribution of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees on their before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. For employees hired after January 1, 2014, the match is 100% up to 4% contributed.  We recognized expenses related to these plans of $5.1 million, $5.0 million and $5.3 million in 2015, 2014 and 2013, respectively.

14. Income Taxes

Net deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Total deferred tax assets	$791,286	$933,576
Total deferred tax liabilities	(29,206)	(33,789)
Net deferred tax asset before valuation allowance	762,080	899,787
Valuation allowance	—	(902,289)
Net deferred tax asset (liability)	$762,080	$(2,502)

The components of the net deferred tax asset (liability) as of December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Unearned premium reserves	$33,262	$12,296
Benefit plans	(14,283)	(13,900)
Federal net operating loss	680,975	845,616
Loss reserves	15,536	23,069
Unrealized (appreciation) depreciation in investments	8,904	(2,800)
Mortgage investments	17,386	15,346
Deferred compensation	12,927	11,955
Premium deficiency reserves	—	8,313
Other, net	7,373	(108)
Net deferred tax asset before valuation allowance	762,080	899,787
Valuation allowance	—	(902,289)
Net deferred tax asset (liability)	$762,080	$(2,502)

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

In the third quarter of 2015, based on our analysis, as described more fully below, we concluded that it was more likely than not that our deferred tax assets would be fully realizable and that the valuation allowance was no longer necessary. Therefore, we reversed the valuation allowance. For the year ended December 31, 2015, we reversed $161.1 million of our valuation allowance based on income from 2015. The portion of the valuation allowance reversed related to deferred tax assets that are expected to be realized in future years, totaling $747.5 million, is treated as a discrete period item and is recognized as a component of the tax provision in continuing operations in the period of release. Furthermore, in determining the discrete period impact from the reversal, we removed the prior period disproportionate tax effects that had arisen in other comprehensive income because of the valuation allowance. This reduced the amount of tax benefit included in net income and resulted in an allocation of tax benefit of $60.8 million to components of other comprehensive income.

The following table provides a rollforward of our deferred tax asset valuation allowance for the year ended December 31, 2015.

(In millions)	For the year ended December 31, 2015
Balance at December 31, 2014	$902.3

Reduction in tax provision in current year	(161.1)
Amounts recorded in other comprehensive income in the current year	6.3
Change in valuation allowance for deferred tax assets in the current year	(154.8)

Reduction in tax provision for amounts to be realized in future years	(686.7)
Amounts recorded in other comprehensive income to be realized in future years	(60.8)
Change in valuation allowance for deferred tax assets realizable in future years	(747.5)

Balance at December 31, 2015	$—
In our analysis we evaluated both subjective and objective evidence and assigned a weight to each. Significant weight was given to our most recent operating results and our ability to sustain them. We have experienced a significant reduction in losses incurred as our level of default notices received and in inventory has declined, as the effects of the financial crisis continue to ebb. New insurance written in recent years has been of high quality and is expected to be profitable well into the future. Historically, the results of mortgage insurers have been cyclical, where periods of operating losses have been followed by significant amounts of income. All of these factors have had a positive effect on operating results. Our level of pre-tax income for each quarter of 2015 was at least $100 million. We viewed the recurring nature of our income as very important, objectively verifiable evidence and gave it great weight in our analysis. Based on the above, we believe that we will have significant sources of pre-tax income which will allow for utilization of our deferred tax assets.

Generally, a significant component of any analysis for the recognition of deferred tax assets includes the objective observation of operating results for a period of time. In this regard, we considered the level of cumulative operating income, as adjusted for any permanent tax differences. There is no specific requirement that indicates the time span for this evaluation. In our evaluation, we used a three year period. Prior to the third quarter of 2015, this three year cumulative total had been materially negative for an extended period of time, which we considered to be objectively verifiable negative evidence which would not support the reversal of the valuation allowance. In the third quarter, this amount became positive, which we believe provided additional objectively verifiable evidence which supported the reversal of the valuation allowance. The three year cumulative pre-tax income is $687.3 million as of December 31, 2015.

In the fourth quarter of 2013, our net operating loss carryforward (“NOL”) for U.S. federal regular income tax purposes reached $2.6 billion, which was the highest amount it attained. As of December 31, 2015, the estimated remaining NOLs total $1.9 billion, a reduction of $670 million in two years. At this rate, and without taking into account any improvement in earnings, we would utilize the NOL within six years. In addition to this history of the utilization of our NOLs, we considered that the amount of income that we have been generating has been increasing over time. In 2015, we reduced our NOLs by $471 million, whereas in 2014 that amount was $199 million. At the 2015 rate, we would utilize the NOLs on our return by the end of 2020. The earliest current expiration date for our NOLs is 2029. This recent history of positive earnings trends indicates that it is more likely than not that the NOLs would be utilized well before they expire. Further, we currently have no limitations under the change in control provisions of Internal Revenue Code Section 382, which would reduce our ability to utilize our NOLs. We have taken steps, primarily through our Amended and Restated Rights Agreement, to attempt to prevent any change in control which would limit the utilization of our NOLs.

The effect of the change in valuation allowance on the provision for (benefit from) income taxes was as follows:

(In thousands)	2015	2014	2013
Provision for (benefit from) income taxes before valuation allowance	$163,497	$91,607	$(17,239)
Change in valuation allowance	(161,158)	(88,833)	20,935
Reversal of the valuation allowance	(686,652)	—	—
(Benefit from) provision for income taxes	$(684,313)	$2,774	$3,696

The change in the valuation allowance that was included in other comprehensive income was a decrease of $54.5 million, a decrease of $13.1 million, and an increase of $17.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining valuation allowance was reversed in the third quarter of 2015. The total valuation allowance as of December 31, 2014 and 2013 was $902.3 million and $1,004.2 million, respectively.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,946 million of net operating loss carryforwards on a regular tax basis and $1,051 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2015. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

The following summarizes the components of the provision for (benefit from) income taxes:

(In thousands)	2015	2014	2013
Current Federal	$8,067	$2,391	$916
Deferred Federal	(686,652)	1	7
Other	(5,728)	382	2,773
(Benefit from) provision for income taxes	$(684,313)	$2,774	$3,696

We paid $5.4 million, $1.3 million, and $0.1 million in federal income tax in 2015, 2014 and 2013, respectively.

The reconciliation of the federal statutory income tax rate to the effective tax rate (benefit) provision is as follows:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	(35.0)%
Valuation allowance	(173.8)%	(34.9)%	45.4%
Tax exempt municipal bond interest	(0.8)%	(0.4)%	(3.7)%
Other, net	(0.7)%	1.4%	1.3%
Effective tax rate (benefit) provision	(140.3)%	1.1%	8.0%

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

On September 10, 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2015, there would also be interest related to these matters of approximately $182.9 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS' proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2015, those state taxes and interest would approximate $48.8 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2015 is $107.1 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 17 – “Capital Requirements – Capital-GSEs.”

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

(In thousands)	2015	2014	2013
Balance at beginning of year	$106,230	$105,366	$104,550
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	890	864	816
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at end of year	$107,120	$106,230	$105,366

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, which would affect our effective tax rate is $93.9 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2015, we recognized $0.9 million in interest. As of December 31, 2015 and 2014, we had $27.8 million and $26.9 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2000.  It is reasonably possible that our 2000-2007 federal tax case will be resolved, other than through litigation. If it is resolved under terms similar to our tentative settlement agreement that was not finalized, our total unrecognized tax benefits would be reduced by $107.1 million during 2016. After taking into account prior payments and the effect of available net operating loss carrybacks, any net cash outflows would approximate $26 million.

15. Shareholders' Equity

Our Amended and Restated Rights Agreement dated July 25, 2012, which was approved by shareholders, was amended and restated on July 23, 2015. It seeks to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

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

In June 2013, we amended our Articles of Incorporation to increase our authorized common stock from 680 million shares to 1.0 billion shares. We have 28.9 million authorized shares reserved for conversion under our convertible junior subordinated debentures and 96.7 million authorized shares reserved for conversion under our convertible senior notes. (See Note 8 – “Debt”)

16. Dividend Restrictions

In the fourth quarter of 2008, our holding company suspended the payment of dividends to shareholders.

The convertible senior notes and convertible debentures, discussed in Note 8 – “Debt,” are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. Our holding company has no material sources of cash inflows other than investment income, dividends from subsidiaries and capital raised in the public markets. MGIC is the principal source of dividend-paying capacity. Although MGIC has not paid any dividends to our holding company since 2008, we are discussing with the Office of the Commissioner of Insurance of the State of Wisconsin (the "OCI") the resumption of ongoing extraordinary dividends in 2016. During 2015, dividends of $38.5 million were paid to the holding company from other insurance subsidiaries.

Our insurance subsidiaries are subject to state insurance regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years.

17. Capital Requirements

Capital - GSEs
Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The GSEs each revised its PMIERs effective December 31, 2015. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

Based on our interpretation of the PMIERs, as of December 31, 2015, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Statutory Accounting Principles

The statutory financial statements of our insurance companies are presented on the basis of accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin, which has adopted the NAIC statutory accounting practices as the basis of its statutory accounting practices ("SSAP"). For the years 2014 and 2013 we utilized a permitted practice approved by the OCI to recognize a portion of our net deferred tax assets as admitted assets, discussed further below. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of net unrealized holding gains or losses in shareholders' equity relating to fixed maturities and the inclusion of statutory non-admitted assets.

Under a permitted practice effective September 30, 2012, the OCI had approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of adjusted surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $138 million were included in MGIC’s statutory capital at December 31, 2014. Due to the deferred tax asset valuation allowance reversal as of September 30, 2015, MGIC no longer relies on the permitted practice and the deferred tax asset is admitted according to the stated provisions of SSAP No. 101. Under the stated provisions of SSAP No. 101, the admitted net deferred tax asset is 15% of adjusted surplus as regards policyholders. Net deferred tax assets of $205 million were included in MGIC's statutory capital as of December 31, 2015.

In addition to the typical adjustments from statutory to GAAP, mortgage insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned under SSAP and practices prescribed by the OCI, Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For the year ended 2015, MGIC's losses incurred were 37% of net premiums earned. Changes in contingency loss reserves impact the statutory statement of operations.  Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact the GAAP statements of operations. A premium deficiency reserve that may be recorded on a GAAP basis when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves, may not be recorded on a statutory basis if the present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses. On a GAAP basis, when calculating a premium deficiency reserve policies are grouped based on how they are acquired, serviced and measured. On a statutory basis, a premium deficiency reserve is calculated on all policies in force.

The statutory net (loss) income, surplus and contingency reserve liability of the insurance subsidiaries of our holding company, as well as the surplus contributions made to MGIC and other insurance subsidiaries and dividends paid by MGIC and other insurance subsidiaries to us, are shown in the tables below. The statutory net loss in 2015 was driven by the dissolution of an MGIC non-insurance subsidiary. The surplus amounts included below are the combined surplus of our insurance operations as utilized in our risk-to-capital calculations.

(In thousands)	Net (loss) income		Surplus		Contingency Reserve
Years Ended December 31,
2015	$(72,767)	(1)	$1,608,214	(1)	$826,706
2014	13,203		1,585,164		318,247
2013	(8,046)		1,584,121		18,558

(1)	The dissolution of an MGIC non-insurance subsidiary in 2015 had no impact on statutory surplus as the equity value of the investment was fully reflected in surplus as an unrealized loss prior to 2015.

(In thousands)	Additions to the surplus of MGIC from parent company funds	Additions to the surplus of other insurance subsidiaries from parent company funds	Dividends paid by MGIC to the parent company	Dividends paid by other insurance subsidiaries to the parent company
Years Ended December 31,
2015	$—	$—	$—	$38,500
2014	—	—	—	—
2013	800,000	—	—	—

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

At December 31, 2015, MGIC’s risk-to-capital ratio was 12.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements and its policyholder position was $1.2 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At December 31, 2015, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 13.6 to 1. Reinsurance agreements with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliates, additional capital contributions to the reinsurance affiliates could be needed.

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

We have an omnibus incentive plan that was adopted on April 23, 2015.  When the 2015 plan was adopted, no further awards could be made under our previous 2011 plan. The purpose of the 2015 plan is to motivate and incent performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. The maximum number of shares of stock that can be awarded under the 2015 plan is 10.0 million. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. The 2015 plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after April 23, 2025 under the 2015 plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. Shares issued under the 2015 plan will be newly issued shares.

The compensation cost that has been charged against income for share-based plans was $11.9 million, $9.2 million, and $6.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The related income tax benefit, before valuation allowance, recognized for share-based plans was $4.2 million, $3.2 million, and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 14 – “Income Taxes” for a discussion of our valuation allowance.

There have been no options granted since 2004, and no options exercised since 2007. At December 31, 2013, all 529,800 options outstanding were exercisable at a price of $68.20 each. All of these options expired in January 2014 without being exercised.

A summary of restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2015 is as follows:

	Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2014	$6.33	3,852,391
Granted	9.03	1,554,100
Vested	5.92	(1,893,116)
Forfeited	4.39	(193,908)
Restricted stock outstanding at December 31, 2015	$7.97	3,319,467
At December 31, 2015, the 3.3 million shares of restricted stock outstanding consisted of 2.4 million shares that are subject to performance conditions (“performance shares”) and 0.9 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2014 and 2013 was $8.43 and $2.75, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant.  The total fair value of restricted stock vested during 2015, 2014 and 2013 was $17.2 million, $12.1 million, and $4.3 million, respectively.

As of December 31, 2015, there was $14.2 million of total unrecognized compensation cost related to non-vested share-based compensation agreements granted under the plans.  Of this total, $10.6 million of unrecognized compensation costs relate to performance shares and $3.6 million relates to time vested shares. A portion of the unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance and service conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.6 years.

In 2011, we granted 449,350 shares of restricted stock units that were to be settled as cash payments over the vesting period under our 2002 stock incentive plan.  As of December 31, 2014, all shares granted under this award had either vested or been forfeited.  Cash payments at vesting were $1.2 million in 2014.

At December 31, 2015, 9.97 million shares were available for future grant under the 2015 omnibus incentive plan.

19. Leases

We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.

Total rental expense under operating leases was $2.2 million in 2015, $2.8 million in 2014, and $4.6 million in 2013.

At December 31, 2015, minimum future operating lease payments are as follows (in thousands):

2016	$742
2017	636
2018	486
2019	498
2020 and thereafter	512
Total	$2,874

20. Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In each of 2014 and 2015, curtailments reduced our average claim paid by approximately 6.7%. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. (We refer to insurance rescissions and denials of claims collectively as "rescissions" and variations of that term.) In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. Our loss reserving methodology incorporates our estimates of future rescissions, reversals of rescissions and curtailments. A variance between ultimate actual rescission, reversal and curtailment rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

If the insured disputes our right to rescind coverage, we generally engage in discussions in an attempt to settle the dispute. As part of those discussions, we may voluntarily suspend rescissions we believe may be part of a settlement. Certain settlements require GSE approval. The GSEs consented to settlement agreements we entered into with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP, but there is no guarantee they will approve others. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

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
Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes even though discussions and legal proceedings may have been initiated and are ongoing. Under ASC 450-20, an estimated loss from such discussions and proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. The estimated impact that we have recorded is our best estimate of our loss from these matters. If we are not able to implement settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.
In addition to the probable settlements for which we have recorded a loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $317 million, although we believe we will ultimately resolve these matters for significantly less than this amount. This estimate includes the maximum exposure for losses that we have determined are probable in excess of the provision we have recorded for such losses.
The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, was named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. As of the end of the first quarter of 2015, MGIC had been dismissed from all twelve cases. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

In 2013, we entered into a settlement with the CFPB that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements without the CFPB or the court making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provisions of RESPA.

In 2015, MGIC executed a Consent Order with the Minnesota Department of Commerce that resolved that department’s investigation of captive reinsurance matters without making any findings of wrongdoing. The Consent Order provided, among other things, that MGIC is prohibited from entering into any new captive reinsurance agreement or reinsuring any new loans under any existing captive reinsurance agreement for a period of ten years.
Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring other actions seeking various forms of relief in connection with alleged violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $4 million and $5 million for the years ended December 31, 2014 and 2013, respectively. The underwriting remedy expense for 2015 was approximately $1 million, but may increase in the future.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

See Note 14 – “Income Taxes” for a description of federal income tax contingencies.

21. Unaudited Quarterly Financial Data

2015:	Quarter				Full
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Net premiums earned	$217,288	$213,508	$239,234	$226,192	$896,222
Investment income, net of expenses	24,120	25,756	25,939	27,926	103,741
Realized gains	26,327	166	640	1,228	28,361
Other revenue	2,480	3,699	3,698	2,580	12,457
Loss incurred, net	81,785	90,238	76,458	95,066	343,547
Underwriting and other expenses, net	51,969	37,915	65,805	53,858	209,547
Provision (benefit) for income tax	3,385	1,322	(695,604)	6,584	(684,313)
Net income	133,076	113,654	822,852	102,418	1,172,000
Income per share (a) (b):
Basic	0.39	0.33	2.42	0.30	3.45
Diluted	0.32	0.28	1.78	0.24	2.60

2014:	Quarter				Full
(In thousands, except per share data)	First	Second	Third	Fourth	Year
Net premiums earned	$214,261	$207,486	$209,035	$213,589	$844,371
Investment income, net of expenses	20,156	21,180	22,355	23,956	87,647
Realized (losses) gains	(231)	522	632	434	1,357
Other revenue	896	2,048	3,093	2,385	8,422
Loss incurred, net	122,608	141,141	115,254	117,074	496,077
Underwriting and other expenses, net	51,766	43,455	47,595	48,181	190,997
Provision for income tax	726	1,118	249	681	2,774
Net income	59,982	45,522	72,017	74,428	251,949
Income per share (a) (b):
Basic	0.18	0.13	0.21	0.22	0.74
Diluted	0.15	0.12	0.18	0.19	0.64

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

(b)
In periods where convertible debt instruments are dilutive to earnings per share the “if-converted” method of computing diluted EPS requires an interest expense adjustment, net of tax, to net income available to shareholders. The interest expense adjustment was not tax effected for all 2014 periods presented due to our valuation allowance on deferred tax assets. See Note 3 – “Summary of Significant Accounting Policies” for further discussion.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MGIC Investment Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 26, 2016

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2015, as stated in their report which appears herein.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information (other than on the executive officers) will be included in our Proxy Statement for the 2016 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

Item 11. Executive Compensation.

This information will be included in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2016 Annual Meeting of Shareholders, and is hereby incorporated by reference.

The table below sets forth certain information, as of December 31, 2015, about the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,310,734	(1)	$—	9,970,000	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	3,310,734	(1)	$—	9,970,000	(2)

(1)
Includes 30,000 restricted stock units (RSUs) granted under our 2015 Omnibus Incentive Plan (the “2015 Plan”) that are subject to performance conditions. Includes 3,238,648 RSUs granted under our 2011 Omnibus Incentive Plan (the “2011 Plan”) for which shares will be issued if certain criteria are met.  Of the RSUs granted under the 2011 Plan, 2,415,443 RSUs are subject to performance conditions and the remaining RSUs are subject to service conditions. Also includes 42,086 vested RSUs granted under our 2002 Stock Incentive Plan for which shares will be issued in the future.

(2)	Reflects shares available for granting. All of these shares are available under our 2015 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

To the extent applicable, this information will be included in our Proxy Statement for the 2016 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

This information will be included in our Proxy Statement for the 2016 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2015 and 2014

Consolidated statements of operations for each of the three years in the period ended December 31, 2015

Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2015

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2015

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2015

Notes to consolidated financial statements

Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2015:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

MGIC INVESTMENT CORPORATION

/s/ Patrick Sinks
Patrick Sinks
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

/s/ Patrick Sinks	/s/ Curt S. Culver
Patrick Sinks	Curt S. Culver, Director
President, Chief Executive Officer and Director

/s/ Timothy A. Holt
/s/ Timothy J. Mattke	Timothy A. Holt, Director
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer	/s/ Kenneth M. Jastrow, II
(Principal Financial Officer)	Kenneth M. Jastrow, II, Director

/s/ Julie K. Sperber	/s/ Michael E. Lehman
Julie K. Sperber	Michael E. Lehman, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Donald T. Nicolaisen
Donald T. Nicolaisen, Director

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni, Director	/s/ Gary A. Poliner
Gary A. Poliner, Director

/s/ Cassandra C. Carr
Cassandra C. Carr, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders of
MGIC Investment Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2016 (the report is included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10‑K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 26, 2016

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2015

(In thousands) Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$160,393	$160,584	$160,584
States, municipalities and political subdivisions	1,766,407	1,792,527	1,792,527
Foreign governments	29,359	31,731	31,731
Public utilities	182,945	179,209	179,209
Asset-backed securities	116,764	116,617	116,617
Collateralized loan obligations	61,345	60,200	60,200
Mortgage-backed	503,183	491,139	491,139
All other corporate bonds	1,863,752	1,825,554	1,825,554

Total fixed maturities	4,684,148	4,657,561	4,657,561

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	5,625	5,645	5,645

Total equity securities	5,625	5,645	5,645

Total investments	$4,689,773	$4,663,206	$4,663,206

MGIC INVESTMENT CORPORATION
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2015 and 2014

(In thousands)	2015	2014
ASSETS
Fixed maturities (amortized cost, 2015 – $385,281; 2014 – $482,629)	$382,565	$480,125
Cash and cash equivalents	19,417	10,507
Investment in subsidiaries, at equity in net assets	2,903,944	1,821,024
Accounts receivable - affiliates	938	312
Income taxes - current and deferred	151,318	17,478
Accrued investment income	3,700	3,435
Other assets	11,325	15,156
Total assets	$3,473,207	$2,348,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$—	$61,918
Convertible senior notes	833,503	845,000
Convertible junior debentures	389,522	389,522
Accrued interest	14,042	14,694
Total liabilities	1,237,067	1,311,134

Shareholders’ equity:
Common stock, (one dollar par value, shares authorized 1,000,000; shares issued 2015 – 340,097; 2014 – 340,047; outstanding 2015 – 339,657; 2014 – 338,560)	340,097	340,047
Paid-in capital	1,670,238	1,663,592
Treasury stock (shares at cost, 2015 – 440; 2014 – 1,487)	(3,362)	(32,937)
Accumulated other comprehensive loss, net of tax	(60,880)	(81,341)
Retained earnings (deficit)	290,047	(852,458)
Total shareholders’ equity	2,236,140	1,036,903
Total liabilities and shareholders’ equity	$3,473,207	$2,348,037

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
Years Ended December 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013
Revenues:
Investment income, net of expenses	$7,586	$6,985	$5,033
Net realized investment gains	357	395	830
Total revenues	7,943	7,380	5,863

Expenses:
Operating expenses and other	1,089	1,383	511
Interest expense	68,932	69,648	79,663
Total expenses	70,021	71,031	80,174
Loss before tax	(62,078)	(63,651)	(74,311)
Benefit from income taxes	(125,487)	—	—
Equity in net income of subsidiaries	1,108,591	315,600	24,463
Net income (loss)	1,172,000	251,949	(49,848)
Other comprehensive income (loss), net of tax	20,461	36,385	(69,563)
Comprehensive income (loss)	$1,192,461	$288,334	$(119,411)

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
Years Ended December 31, 2015, 2014 and 2013

(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,172,000	$251,949	$(49,848)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income of subsidiaries	(1,108,591)	(315,600)	(24,463)
Dividends received from subsidiaries	6,500	—	—
Deferred tax benefit	(125,532)	—	—
Other	22,849	14,862	21,693
Change in certain assets and liabilities:
Accounts receivable - affiliates	(626)	68	289
Income taxes receivable	(8,308)	480	(3)
Accrued investment income	(265)	194	(2,611)
Accrued interest	(652)	(188)	(15,577)
Net cash used in operating activities	(42,625)	(48,235)	(70,520)

Cash flows from investing activities:
Capital distributions from (contributions to) subsidiaries	32,000	—	(800,000)
Purchase of fixed maturities	(295,010)	(553,538)	(563,968)
Sale of fixed maturities	386,385	613,322	148,608
Net cash provided by (used in) investing activities	123,375	59,784	(1,215,360)

Cash flows from financing activities:
Net proceeds from convertible senior notes	—	—	484,625
Common stock shares issued	—	—	663,335
Repayment of long-term debt	(73,957)	(21,767)	(17,235)
Excess tax benefits related to share-based compensation	2,117	—	—
Net cash (used in) provided by financing activities	(71,840)	(21,767)	1,130,725

Net increase (decrease) in cash and cash equivalents	8,910	(10,218)	(155,155)
Cash and cash equivalents at beginning of year	10,507	20,725	175,880
Cash and cash equivalents at end of year	$19,417	$10,507	$20,725

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

The convertible senior notes and convertible debentures, discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, and is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity and OCI authorization is required for MGIC to pay dividends. Although MGIC has not paid any dividends to our holding company since 2008, we are discussing with the OCI the resumption of ongoing extraordinary dividends in 2016. During 2015, dividends of $38.5 million were paid to the holding company from other insurance subsidiaries.

In the fourth quarter of 2008, we suspended the payment of dividends to shareholders.

MGIC INVESTMENT CORPORATION
SCHEDULE IV — REINSURANCE
MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2015	$997,892	$102,848	$1,178	$896,222	0.1%
2014	950,973	108,255	1,653	844,371	0.2%
2013	979,078	38,101	2,074	943,051	0.2%

Item 15(a)3
INDEX TO EXHIBITS

The agreements included as exhibits to this report are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or any of its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company and its subsidiaries may be found elsewhere in this report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov or on the Company's website. See Item 1 “Business – Website Address.”

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	August 8, 2013

3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	July 25, 2014

4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	August 8, 2013

4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	July 25, 2014

4.3	Amended and Restated Rights Agreement, dated as of July 23, 2015, between MGIC Investment Corporation and Wells Fargo Bank, National Association, which includes as Exhibit A thereto the Form of Right Certificate, as Exhibit B thereto the Summary of Rights to Purchase Common Shares, and as Exhibit C thereto the Form of Representation and Request Letter.	8-A/A	4.1	July 24, 2015

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee. [File 001-10816]	8-K	4.1	October 19, 2000

4.5	Supplemental Indenture, dated as of April 26, 2010, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	April 30, 2010

4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation. [File 001‑10816]	10-Q	4.6	May 12, 2008

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date

4.7	Second Supplemental Indenture, dated as of March 15, 2013, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	March 15, 2013

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005

10.2.10	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2013). *	10-K	10.2.10	February 28, 2014

10.2.11	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2013). *	10-K	10.2.11	February 28, 2014

10.2.12	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2014). *	10-K	10.2.12	February 27, 2015

10.2.13	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2014). *	10-K	10.2.13	February 27, 2015

10.2.14	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2015). * †

10.2.15	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2015). * †

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan. [File 001‑10816] *	10-K	10.7	March 29, 2000

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K	10/3/2001	March 1, 2011

10.3.2	MGIC Investment Corporation 2011 Omnibus Incentive Plan. *	DEF 14A	App. B	March 31, 2011

10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan *	DEF 14A	App. A	March 24, 2015

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan. [File 001‑10816] *	10-K	10.10	March 29, 2000

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date

10.6	Executive Bonus Plan. * †

10.7	Supplemental Executive Retirement Plan. *	8-K	10.7	January 29, 2014

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K	10.8	February 27, 2015

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. [File 001‑10816] *	10-K	10.24	March 25, 1994

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.*	10-Q	10.27 and 10.28	August 12, 1994

10.11.1	Form of Key Executive Employment and Severance Agreement. *	10-K	10.11.1	February 27, 2015

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement. * †	10-K	10.11.2	February 27, 2015

10.12	Form of Agreement Not to Compete. *	10-K	10.12	March 1, 2013

10.14	Confidential Settlement Agreement and Release dated as of April 19, 2013 (“BANA Agreement”), by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the BANA Agreement solely to the extent specified in BANA Agreement. **	8-K	10.1	April 25, 2013

10.15	Confidential Settlement Agreement and Release dated as of April 19, 2013 (“CHL Agreement”), by and between Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the CHL Agreement). **	8-K	10.2	April 25, 2013

10.16	Consulting Agreement between J. Michael Lauer and Mortgage Guaranty Insurance Corporation dated as of March 3, 2014. *	10-K	10.2	February 28, 2014

10.17	Amended & Restated Confidential Settlement Agreement and Release dated as of March 2, 2015 (“A&R Agreement”), by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the A&R Agreement) **	8-K	10.1	March 5, 2015

21	Direct and Indirect Subsidiaries. †

23	Consent of Independent Registered Public Accounting Firm. †

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††

99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009

99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009

99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012

99.8	Amendment to BANA Confidential Settlement Agreement and Release made as of September 24, 2013 by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the settlement agreement only to the extent specified in the settlement agreement. **	10-Q	10.14.1	November 8, 2013

99.9	Amendment to Confidential Settlement Agreement and Release made as of September 24, 2013 by and between Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) **	10-Q	10.14.1	November 8, 2013

99.10	Letter Agreement dated October 9, 2013 among Fannie Mae, Bank of America, N.A., Countrywide Home Loans, Inc. and Mortgage Guaranty Insurance Corporation. **	10-K	99.10	February 28, 2014

99.11	Letter Agreement October 9, 2013 among Bank of America, N.A., Countrywide Home Loans, Inc. and Mortgage Guaranty Insurance Corporation. **	10-K	99.11	February 28, 2014

99.12	Second Amendment to Confidential Settlement Agreement and Release made as of November 8, 2013 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-K	99.12	February 28, 2014

99.13	Third Amendment to Confidential Settlement Agreement and Release made as of March 13, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-Q	99.13	May 9, 2014

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date

99.14	Second Amendment to BANA Confidential Settlement Agreement and Release made as of June 5, 2014 by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the settlement agreement only to the extent specified in the settlement agreement. **	10-Q	99.14	August 8, 2014

99.15	Fourth Amendment to Confidential Settlement Agreement and Release made as of May 19, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-Q	99.15	August 8, 2014

99.16	Fifth Amendment to Confidential Settlement Agreement and Release made as of June 5, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) **	10-Q	99.16	August 8, 2014

99.17	Sixth Amendment to Confidential Settlement Agreement and Release made as of August 31, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-Q	99.17	November 7, 2014

99.18	Seventh Amendment to Confidential Settlement Agreement and Release made as of September 11, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement)	10-Q	99.18	November 7, 2014

99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014

99.20	Eighth Amendment to Confidential Settlement Agreement and Release made as of October 30, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †	10-K	99.20	February 27, 2015

99.21	Ninth Amendment to Confidential Settlement Agreement and Release made as of November 30, 2014 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †	10-K	99.21	February 27, 2015

99.22	Tenth Amendment to Confidential Settlement Agreement and Release made as of January 29, 2015 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †	10-K	99.22	February 27, 2015

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
99.23	Eleventh Amendment to Confidential Settlement Agreement and Release made as of February 6, 2015 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †	10-K	99.23	February 27, 2015

99.24	Twelfth Amendment to Confidential Settlement Agreement and Release made as of February 13, 2015 by and among Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the settlement agreement) †	10-K	99.24	February 27, 2015

99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.3	May 7, 2015

99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation †

101
The following financial information from MGIC Investment Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014 (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan.

**
Certain portions of these Exhibits are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Filed herewith.

††	Furnished herewith.