Form 10-Q
period 2016-03-31
MGIC INVESTMENT CORP
filed 2016-05-06
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	April 29, 2016	340,636,237

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

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

3 | MGIC Investment Corporation - Q1 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2016	December 31, 2015
ASSETS
Investment Portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2016 - $4,506,178; 2015 - $4,684,148)	$4,557,914	$4,657,561
Equity securities	6,289	5,645
Total investment portfolio	4,564,203	4,663,206
Cash and cash equivalents	249,898	181,120
Accrued investment income	39,019	40,224
Reinsurance recoverable on loss reserves (note 4)	41,119	44,487
Reinsurance recoverable on paid losses	3,855	3,319
Premiums receivable	47,185	48,469
Home office and equipment, net	31,047	30,095
Deferred insurance policy acquisition costs	15,946	15,241
Deferred income taxes, net (note 11)	702,400	762,080
Other assets	78,731	80,102
Total assets	$5,773,403	$5,868,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves (note 12)	$1,753,389	$1,893,402
Unearned premiums	289,879	279,973
Federal Home Loan Bank advance (note 3)	155,000	—
Convertible senior notes (note 3)	685,624	822,301
Convertible junior subordinated debentures (note 3)	256,872	389,522
Other liabilities	289,240	247,005
Total liabilities	3,430,004	3,632,203
Contingencies (note 5)
Shareholders’ equity (note 13):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2016 - 341,076; 2015 - 340,097; shares outstanding 2016 - 340,636; 2015 - 339,657)	341,076	340,097
Paid-in capital	1,657,783	1,670,238
Treasury stock at cost (shares - 440)	(3,362)	(3,362)
Accumulated other comprehensive loss, net of tax (note 9)	(11,336)	(60,880)
Retained earnings	359,238	290,047
Total shareholders’ equity	2,343,399	2,236,140
Total liabilities and shareholders’ equity	$5,773,403	$5,868,343
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2016 | 4

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Revenues:
Premiums written:
Direct	$265,291	$265,412
Assumed	208	338
Ceded (note 4)	(34,218)	(31,294)
Net premiums written	231,281	234,456
Increase in unearned premiums, net	(9,940)	(17,168)
Net premiums earned	221,341	217,288
Investment income, net of expenses	27,809	24,120
Net realized investment gains (losses):
Total other-than-temporary impairment losses	—	—
Portion of losses recognized in comprehensive income, before taxes	—	—
Net impairment losses recognized in earnings	—	—
Other realized investment gains	3,056	26,327
Net realized investment gains	3,056	26,327
Other revenue	6,373	2,480
Total revenues	258,579	270,215

Losses and expenses:
Losses incurred, net (note 12)	85,012	81,785
Change in premium deficiency reserve	—	(6,418)
Amortization of deferred policy acquisition costs	1,961	1,757
Other underwriting and operating expenses, net	39,777	39,268
Interest expense	14,701	17,362
Loss on debt extinguishment (note 3)	13,440	—
Total losses and expenses	154,891	133,754

Income before tax	103,688	136,461
Provision for income taxes (note 11)	34,497	3,385

Net income	$69,191	$133,076

Income per share (note 6)
Basic	$0.20	$0.39
Diluted	$0.17	$0.32

Weighted average common shares outstanding - basic (note 6)	340,144	339,107
Weighted average common shares outstanding - diluted (note 6)	431,365	468,121

See accompanying notes to consolidated financial statements.

5 | MGIC Investment Corporation - Q1 2016

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$69,191	$133,076
Other comprehensive income (loss), net of tax (note 9):
Change in unrealized investment gains and losses (note 7)	50,827	19,563
Benefit plan adjustments	(308)	(700)
Foreign currency translation adjustment	(975)	(2,014)
Other comprehensive income (loss), net of tax	49,544	16,849
Comprehensive income	$118,735	$149,925

See accompanying notes to consolidated financial statements

MGIC Investment Corporation - Q1 2016 | 6

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Common stock
Balance, beginning of period	$340,097	$340,047
Net common stock issued under share-based compensation plans	979	32
Balance, end of period	341,076	340,079

Paid-in capital
Balance, beginning of period	1,670,238	1,663,592
Net common stock issued under share-based compensation plans	(5,949)	38
Reissuance of treasury stock, net	—	(7,251)
Tax benefit from share-based compensation	115	2,568
Equity compensation	3,129	3,264
Reacquisition of convertible junior subordinated debentures-equity component	(9,750)	—
Balance, end of period	1,657,783	1,662,211

Treasury stock
Balance, beginning of period	(3,362)	(32,937)
Reissuance of treasury stock, net	—	29,575
Balance, end of period	(3,362)	(3,362)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(60,880)	(81,341)
Other comprehensive income	49,544	16,849
Balance, end of period	(11,336)	(64,492)

Retained earnings (deficit)
Balance, beginning of period	290,047	(852,458)
Net income	69,191	133,076
Reissuance of treasury stock, net	—	(29,494)
Balance, end of period	359,238	(748,876)

Total shareholders’ equity	$2,343,399	$1,185,560

See accompanying notes to consolidated financial statements.

7 | MGIC Investment Corporation - Q1 2016

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$69,191	$133,076
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,109	11,311
Deferred tax expense (benefit)	33,270	(11)
Realized investment gains, net	(3,056)	(26,327)
Excess tax benefits related to share-based compensation	(115)	(2,568)
Payment of original issue discount-convertible junior subordinated debentures	(41,540)	—
Change in certain assets and liabilities:
Accrued investment income	1,205	(1,596)
Prepaid insurance premium	34	(2,496)
Reinsurance recoverable on loss reserves	3,368	2,426
Reinsurance recoverable on paid losses	(536)	458
Premium receivable	1,284	(1,812)
Deferred insurance policy acquisition costs	(705)	(1,011)
Profit commission receivable	760	(23,474)
Loss reserves	(140,013)	(152,183)
Premium deficiency reserve	—	(6,418)
Unearned premiums	9,906	19,639
Return premium accrual	(4,850)	3,300
Income taxes payable - current	289	287
Other	869	14,691
Net cash used in operating activities	(56,530)	(32,708)

Cash flows from investing activities:
Purchases of investments:
Fixed maturities	(288,273)	(940,867)
Equity securities	(3,109)	(18)
Proceeds from sales of fixed maturities	315,927	795,968
Proceeds from maturity of fixed maturities	139,863	192,463
Proceeds from sale of equity securities	2,525	—
Net increase in payable for securities	44,289	699
Net decrease in restricted cash	—	17,212
Additions to property and equipment	(1,916)	(576)
Net cash provided by investing activities	209,306	64,881

Cash flows from financing activities:
Proceeds from issuance of long-term debt	155,000	—
Purchase of convertible senior notes	(138,253)	—
Purchase of convertible junior subordinated debentures-liability component	(91,110)	—
Purchase of convertible junior subordinated debentures-equity component	(9,750)	—
Excess tax benefits related to share-based compensation	115	2,568
Net cash (used in) provided by financing activities	(83,998)	2,568

Net increase in cash and cash equivalents	68,778	34,741
Cash and cash equivalents at beginning of period	181,120	197,882
Cash and cash equivalents at end of period	$249,898	$232,623
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2016 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans.

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2016.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2015 amounts to conform to 2016 presentation. See Note 2 - “New Accounting Pronouncements” for a discussion of our adoption of accounting guidance related to the presentation of debt issuance costs in the first quarter of 2016, with retrospective application to prior periods.

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 – New Accounting Pronouncements

Adopted Accounting Standards

Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to the presentation of debt issuance costs. The new standard requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge, consistent with the treatment of debt discounts. The updated guidance was effective for reporting periods beginning after December 15, 2015. The adoption of this guidance as of March 31, 2016 has been applied retrospectively to prior periods. See Note 3 - “Debt” for the reclassification made to our consolidated balance sheet as of December 31, 2015. The adoption of this guidance had no impact on our statements of operations or retained earnings.

Accounting for Share-Based Compensation When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued updated guidance to resolve diversity in practice concerning employee shared-based compensation that contains performance targets that could be achieved after the requisite service period. No explicit guidance on how to account for these types of performance share-based compensation awards existed prior to this update. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The updated guidance was effective for reporting periods after December 15, 2015. The adoption of this guidance as of March 31, 2016, with application to awards granted during the first quarter of 2016, is not expected to have a material impact on our consolidated financial statements.

9 | MGIC Investment Corporation - Q1 2016

Prospective Accounting Standards

Improvements to Employee Share-Based Compensation Accounting

In March 2016, the FASB issued updated guidance that simplifies several aspects of the accounting for employee share-based compensation including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The updated guidance requires that, prospectively, all tax effects related to share-based compensation be made through the statement of operations at the time of settlement as opposed to excess tax benefits being recognized in paid-in capital under the current guidance. The updated guidance also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based compensation are to be reported as operating activities on the statement of cash flows, a change from the existing requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, for tax withholding purposes, entities will be allowed to withhold an amount of shares up to the employee’s maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach. The updated guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and will require recognition of a cumulative effect adjustment at adoption. We do not currently expect the adoption of this guidance to impact our consolidated financial position or liquidity.

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued updated guidance requiring expanded disclosures for insurance entities that issue short-duration contracts. The expanded disclosures are designed to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The disclosures include information about incurred and paid claims development, on a net of reinsurance basis, for the number of years claims incurred typically remain outstanding, not to exceed ten years. Each period presented in the disclosure about claims development that precedes the current reporting periods is considered supplementary information. The expanded disclosures also include more transparent information about significant changes in methodologies and assumptions used to estimate claims, and the timing, frequency, and severity of claims. The disclosures required by this update are effective for annual periods beginning after December 31, 2015, and interim periods within annual periods beginning after December 31, 2016, and is to be applied retrospectively. We are evaluating the applicability and impact, if any, of the new disclosure requirements.

Note 3 – Debt

2016 debt transactions
During the first quarter of 2016, market conditions allowed us to complete a series of transactions that repositioned the maturity profile of our debt and lowered our interest expense. These transactions, including the amounts and accounting impacts, are discussed below.

5% Convertible Senior Notes
During the first quarter of 2016, we purchased $138.3 million in par value of our 5% Convertible Senior Notes (the “5% Notes”) due in 2017 at a purchase price of $143.4 million, plus accrued interest using funds held at our holding company. The excess of the purchase price over par value is reflected as a loss on debt extinguishment and outstanding debt issuance costs on the purchased debt were recognized as interest expense on our consolidated statement of operations for the three months ended March 31, 2016. The purchases of the 5% Notes reduced our potentially dilutive shares by approximately 10.3 million shares.

MGIC Investment Corporation - Q1 2016 | 10

9% Convertible Junior Subordinated Debentures
In February 2016, MGIC purchased $132.7 million of par value of our 9% Convertible Junior Subordinated Debentures (the “9% Debentures”) due in 2063 at a purchase price of $150.7 million, plus accrued interest. The 9% Debentures include a conversion feature that allows us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures. The accounting standards applicable to extinguishment of debt with a cash conversion feature require the consideration paid to be allocated between the extinguishment of the liability component and reacquisition of the equity component. The purchase of the 9% Debentures resulted in an $8.3 million loss on debt extinguishment on the consolidated statement of operations for the three months ended March 31, 2016, which represents the difference between the fair value and the carrying value of the liability component on the purchase date. In addition, our shareholders’ equity was separately reduced by $9.8 million related to the reacquisition of the equity component. For GAAP accounting purposes, the 9% Debentures owned by MGIC are considered retired and are eliminated in our consolidated financial statements and the underlying common stock equivalents, approximately 9.8 million shares, are not included in the computation of diluted shares.

Federal Home Loan Bank Advance
In February 2016, MGIC borrowed $155.0 million in the form of a fixed rate advance from the Federal Home Loan Bank (“FHLB”) (the “Advance”) to provide funds used to purchase the 9% Debentures. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose market value must be maintained at 102% of the principal balance of the Advance. MGIC provided eligible collateral from its investment portfolio.

Accounting standard update
As of March 31, 2016 we adopted the accounting update related to the presentation of debt issuance costs in the financial statements. The change in accounting guidance has been applied retrospectively to prior periods. As a result, a reclassification of approximately $11.2 million of debt issuance costs was made on our December 31, 2015 balance sheet, resulting in a reduction to other assets and a reduction to long-term debt; there was no impact on our consolidated statement of operations or retained earnings.

The impact of the reclassification of debt issuance costs on our outstanding debt obligations as of December 31, 2015 is as follows.

	December 31, 2015
(In millions)	As previously reported	Adjustment	As Adjusted
Convertible Senior Notes, interest at 5% per annum, due May 2017	$333.5	$(2.0)	$331.5
Convertible Senior Notes, interest at 2% per annum, due April 2020	500.0	(9.2)	490.8
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063	389.5	—	389.5
Total long-term debt	$1,223.0	$(11.2)	$1,211.8

The carrying amount of our debt obligations as of March 31, 2016 and December 31, 2015 (as adjusted) was as follows.

(In millions)	March 31, 2016	December 31, 2015
FHLB Advance, interest at 1.91% per annum, due February 2023	$155.0	$—
Convertible Senior Notes, interest at 5% per annum, due May 2017 (1)	194.3	331.5
Convertible Senior Notes, interest at 2% per annum, due April 2020 (2) (3)	491.3	490.8
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063 (4)	256.9	389.5
Total long-term debt	$1,097.5	$1,211.8

(1)
Convertible at any time prior to maturity at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.44 per share.

11 | MGIC Investment Corporation - Q1 2016

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

(4)
Convertible at any time prior to maturity at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In lieu of issuing shares of common stock upon conversion of the debentures, we may, at our option, make a cash payment to converting holders for all or some of the shares of our common stock otherwise issuable upon conversion.

The Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. As of March 31, 2016, we had approximately $265 million in cash and investments at our holding company. The net unrealized gains on our holding company investment portfolio were approximately $0.1 million as of March 31, 2016. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.4 years at March 31, 2016.
Interest payments on our debt obligations appear below.

	Three Months Ended March 31,
(In millions)	2016	2015
FHLB Advance, interest at 1.91% per annum, due February 2023	$0.2	$—
Convertible Senior Notes, interest at 5% per annum, due May 2017	1.8	—
Convertible Senior Notes, interest at 2% per annum, due April 2020	—	—
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063	4.3	—
Total interest payments	$6.3	$—

MGIC Investment Corporation - Q1 2016 | 12

Note 4 – Reinsurance

The effect of all reinsurance agreements on premiums earned and losses incurred is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Premiums earned:
Direct	$255,387	$245,748
Assumed	208	338
Ceded	(34,254)	(28,798)
Net premiums earned	$221,341	$217,288

Losses incurred:
Direct	$92,432	$88,036
Assumed	101	568
Ceded	(7,521)	(6,819)
Net losses incurred	$85,012	$81,785

Quota share reinsurance
Effective July 1, 2015, we entered into a quota share reinsurance agreement (“2015 QSR Transaction”) and commuted our prior 2013 quota share reinsurance agreement (“2013 QSR Transaction”). The group of unaffiliated reinsurers are the same under our 2015 QSR Transaction as our prior 2013 QSR Transaction and each has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both. The 2015 QSR Transaction provides coverage on policies that were in the 2013 QSR Transaction; additional qualifying in force policies as of the agreement effective date which either had no history of defaults, or where a single default had been cured for twelve or more months at the agreement effective date; and all qualifying new insurance written through December 31, 2016. The agreement cedes losses incurred and premiums on or after the effective date through December 31, 2024, at which time the agreement expires.

The 2015 QSR Transaction increased the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded. A higher level of losses ceded will reduce our profit commission and in turn will reduce our premium yield. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the private mortgage insurer eligibility requirements (“PMIERs”) of Fannie Mae and Freddie Mac (collectively, the “GSEs”) for the risk ceded in any required calculation period. The structure of the 2015 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2015 QSR Transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%.

A summary of our quota share reinsurance agreements, excluding captive agreements, for the three months ended March 31, 2016 and 2015 appears as follows.

	Three Months Ended March 31,
(In thousands)	2016	2015
2013 QSR Transaction
Ceded premiums written, net of profit commission	n/a	$27,136
Ceded premiums earned, net of profit commission	n/a	24,613
Ceded losses incurred	n/a	4,873
Ceding commissions (2)	n/a	10,122
Profit commission	n/a	23,474

2015 QSR Transaction (Effective July 1, 2015)
Ceded premiums written, net of profit commission (1)	$31,666	n/a
Ceded premiums earned, net of profit commission (1)	31,666	n/a
Ceded losses incurred	8,513	n/a
Ceding commissions (2)	11,576	n/a
Profit commission	26,215	n/a

(1)	Effective July 1, 2015 premiums are ceded on an earned and received basis as defined in our 2015 QSR Transaction.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of the 2015 QSR Transaction, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The reinsurance premium due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our 2015 QSR Transaction was $18 million as of March 31, 2016 and $11 million as of December 31, 2015. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Captive reinsurance
In the past, MGIC also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) in 2013 and with the Minnesota Department of Commerce (the “MN Department”) in 2015, discussed in Note 5 – “Litigation and Contingencies,” MGIC has agreed to not enter

13 | MGIC Investment Corporation - Q1 2016

into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years subsequent to the respective settlements. In accordance with the CFPB settlement, all of our active captive arrangements were placed into run-off. In addition, the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise.

Captive agreements were generally written on an annual book of business and each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts, and the trust accounts are made up of capital deposits by the captive reinsurers, premium deposits by MGIC, and investment income earned. The reinsurance recoverable on loss reserves related to captive agreements was $23 million as of March 31, 2016 which was supported by $123 million of trust assets, while as of December 31, 2015, the reinsurance recoverable on loss reserves related to captive agreements was $34 million, which was supported by $137 million of trust assets.

Note 5 – Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In 2015 and the first quarter of 2016, curtailments reduced our average claim paid by approximately 6.7% and 5.1%, respectively. After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In recent quarters, approximately 5% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

If the insured disputes our right to curtail claims or rescind coverage, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately would be determined by legal proceedings.

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

In addition to the probable settlements for which we have recorded a loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $193 million, although we believe we will ultimately resolve these matters for significantly less than this amount.

This estimate includes the maximum exposure for losses that we have determined are probable in excess of the provision we have recorded for such losses. The estimates of our maximum exposure referred to above do not include interest or consequential or exemplary damages.

Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in 2004, following denial of class certification. Beginning in 2011, MGIC, together with various mortgage lenders and other mortgage insurers, was named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. The complaints in all of the cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the lenders’ captive reinsurers received excessive premiums in relation to the risk assumed by those captives, thereby violating RESPA. As of 2015, MGIC had been dismissed from all twelve cases. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

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

MGIC Investment Corporation - Q1 2016 | 14

and the court issued an injunction prohibiting MGIC from violating any provisions of RESPA.

In 2015, MGIC executed a Consent Order with the MN Department that resolved that department’s investigation of captive reinsurance matters without making any findings of wrongdoing. The Consent Order provided, among other things, that MGIC is prohibited from entering into any new captive reinsurance agreement or reinsuring any new loans under any existing captive reinsurance agreement for a period of ten years.

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

15 | MGIC Investment Corporation - Q1 2016

The following table reconciles the numerators and denominators used to calculate basic and diluted EPS and also indicates the number of antidilutive securities.

	Three months ended March 31,
(In thousands, except per share data)	2016	2015
Basic earnings per share:
Net income	$69,191	$133,076
Weighted average common shares outstanding	340,144	339,107
Basic income per share	$0.20	$0.39

Diluted earnings per share:
Net income	$69,191	$133,076
Interest expense, net of tax (1):
2% Convertible Senior Notes due 2020	1,982	3,049
5% Convertible Senior Notes due 2017	2,678	4,692
9% Convertible Junior Subordinated Debentures due 2063	—	8,765
Diluted income available to common shareholders	$73,851	$149,582

Weighted average shares - basic	340,144	339,107
Effect of dilutive securities:
Unvested restricted stock units	1,679	2,569
2% Convertible Senior Notes due 2020	71,917	71,917
5% Convertible Senior Notes due 2017	17,625	25,674
9% Convertible Junior Subordinated Debentures due 2063	—	28,854
Weighted average shares - diluted	431,365	468,121
Diluted income per share	$0.17	$0.32

Antidilutive securities (in millions)	23.3	—

(1)
Due to the valuation allowance recorded against deferred tax assets, the three months ended March 31, 2015 were not tax effected. The three months ended March 31, 2016 have been tax effected at a rate of 35%.

MGIC Investment Corporation - Q1 2016 | 16

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at March 31, 2016 and December 31, 2015 are shown below.

March 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$147,189	$2,474	$(1,135)	$148,528
Obligations of U.S. states and political subdivisions	1,854,959	60,677	(2,506)	1,913,130
Corporate debt securities	1,856,376	16,315	(18,484)	1,854,207
Asset-backed securities	110,241	176	(89)	110,328
Residential mortgage-backed securities	255,344	452	(5,155)	250,641
Commercial mortgage-backed securities	220,719	1,678	(1,701)	220,696
Collateralized loan obligations	61,350	25	(991)	60,384
Total debt securities	4,506,178	81,797	(30,061)	4,557,914
Equity securities	6,209	87	(7)	6,289
Total investment portfolio	$4,512,387	$81,884	$(30,068)	$4,564,203

December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,393	$2,133	$(1,942)	$160,584
Obligations of U.S. states and political subdivisions	1,766,407	33,410	(7,290)	1,792,527
Corporate debt securities	2,046,697	2,836	(44,770)	2,004,763
Asset-backed securities	116,764	56	(203)	116,617
Residential mortgage-backed securities	265,879	161	(8,392)	257,648
Commercial mortgage-backed securities	237,304	162	(3,975)	233,491
Collateralized loan obligations	61,345	3	(1,148)	60,200
Debt securities issued by foreign sovereign governments	29,359	2,474	(102)	31,731
Total debt securities	4,684,148	41,235	(67,822)	4,657,561
Equity securities	5,625	38	(18)	5,645
Total investment portfolio	$4,689,773	$41,273	$(67,840)	$4,663,206

(1)	At March 31, 2016 and December 31, 2015, there were no other-than-temporary impairment losses recorded in other comprehensive income.

During the first quarter of 2016, we substantially liquidated our Australian entities and repatriated most assets, including proceeds from the monetization of our Australian investment portfolio. As of March 31, 2016 we held no investments in foreign sovereign governments.

As discussed in Note 3 - “Debt” we are required to maintain collateral of at least 102% of the outstanding principal balance of the Advance. As of March 31, 2016 we pledged eligible collateral with a total fair value of $164.6 million.

17 | MGIC Investment Corporation - Q1 2016

The amortized cost and fair values of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

March 31, 2016
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$310,484	$311,202
Due after one year through five years	1,265,465	1,278,045
Due after five years through ten years	1,120,853	1,122,243
Due after ten years	1,161,722	1,204,375
	$3,858,524	$3,915,865

Asset-backed securities	110,241	110,328
Residential mortgage-backed securities	255,344	250,641
Commercial mortgage-backed securities	220,719	220,696
Collateralized loan obligations	61,350	60,384
Total as of March 31, 2016	$4,506,178	$4,557,914
At March 31, 2016 and December 31, 2015, the investment portfolio had gross unrealized losses of $30.1 million and $67.8 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

March 31, 2016	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,586	$(1,094)	$2,998	$(41)	$29,584	$(1,135)
Obligations of U.S. states and political subdivisions	105,443	(763)	60,616	(1,743)	166,059	(2,506)
Corporate debt securities	350,566	(7,932)	348,277	(10,552)	698,843	(18,484)
Asset-backed securities	29,107	(42)	11,019	(47)	40,126	(89)
Residential mortgage-backed securities	14,548	(103)	204,585	(5,052)	219,133	(5,155)
Commercial mortgage-backed securities	60,778	(925)	56,126	(776)	116,904	(1,701)
Collateralized loan obligations	—	—	51,907	(991)	51,907	(991)
Equity securities	91	—	209	(7)	300	(7)
Total	$587,119	$(10,859)	$735,737	$(19,209)	$1,322,856	$(30,068)

MGIC Investment Corporation - Q1 2016 | 18

December 31, 2015	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,548	$(1,467)	$1,923	$(475)	$62,471	$(1,942)
Obligations of U.S. states and political subdivisions	417,615	(6,404)	37,014	(886)	454,629	(7,290)
Corporate debt securities	1,470,628	(38,519)	114,982	(6,251)	1,585,610	(44,770)
Asset-backed securities	86,604	(173)	5,546	(30)	92,150	(203)
Residential mortgage-backed securities	35,064	(312)	209,882	(8,080)	244,946	(8,392)
Commercial mortgage-backed securities	134,488	(2,361)	69,927	(1,614)	204,415	(3,975)
Collateralized loan obligations	—	—	51,750	(1,148)	51,750	(1,148)
Debt securities issued by foreign sovereign governments	4,463	(102)	—	—	4,463	(102)
Equity securities	355	(8)	171	(10)	526	(18)
Total	$2,209,765	$(49,346)	$491,195	$(18,494)	$2,700,960	$(67,840)
The unrealized losses in all categories of our investments at March 31, 2016 and December 31, 2015 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase. There were 316 and 303 securities in an unrealized loss position at March 31, 2016 and December 31, 2015, respectively.

During each of the three months ended March 31, 2016 and 2015 there were no other-than-temporary impairments (“OTTI”) recognized.   The net realized investment gains on the investment portfolio are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Realized investment gains (losses) on investments:
Fixed maturities	$3,054	$26,324
Equity securities	2	3
Net realized investment gains	$3,056	$26,327

	Three Months Ended March 31,
(In thousands)	2016	2015
Realized investment gains (losses) on investments:
Gains on sales	$4,104	$27,206
Losses on sales	(1,048)	(879)
Net realized investment gains	$3,056	$26,327

19 | MGIC Investment Corporation - Q1 2016

Note 8 – Fair Value Measurements

Our estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance.  The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available.

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

Financial assets utilizing Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-backed securities, and most municipal bonds.

The independent pricing sources utilize these approaches to determine the fair value of the securities in Level 2 of the fair value hierarchy based on type of investment:

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

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or from par values for equity securities restricted in their ability to be redeemed or sold. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets

MGIC Investment Corporation - Q1 2016 | 20

utilizing Level 3 inputs primarily include equity securities that can only be redeemed or sold at their par value and only to the security issuer and certain state premium tax credit investments. The state premium tax credit investments have an average maturity of less than 2 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of

7.2%. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of March 31, 2016 and December 31, 2015:
March 31, 2016

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$148,528	$51,448	$97,080	$—
Obligations of U.S. states and political subdivisions	1,913,130	—	1,911,938	1,192
Corporate debt securities	1,854,207	—	1,854,207	—
Asset-backed securities	110,328	—	110,328	—
Residential mortgage-backed securities	250,641	—	250,641	—
Commercial mortgage-backed securities	220,696	—	220,696	—
Collateralized loan obligations	60,384	—	60,384	—
Total debt securities	4,557,914	51,448	4,505,274	1,192
Equity securities (1)	6,289	2,868	—	3,421
Total investment portfolio	$4,564,203	$54,316	$4,505,274	$4,613
Real estate acquired (2)	$12,849	$—	$—	$12,849
December 31, 2015

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,584	$46,197	$114,387	$—
Obligations of U.S. states and political subdivisions	1,792,527	—	1,791,299	1,228
Corporate debt securities	2,004,763	—	2,004,763	—
Asset-backed securities	116,617	—	116,617	—
Residential mortgage-backed securities	257,648	—	257,648	—
Commercial mortgage-backed securities	233,491	—	233,491	—
Collateralized loan obligations	60,200	—	60,200	—
Debt securities issued by foreign sovereign governments	31,731	31,731	—	—
Total debt securities	4,657,561	77,928	4,578,405	1,228
Equity securities (1)	5,645	2,790	—	2,855
Total investment portfolio	$4,663,206	$80,718	$4,578,405	$4,083
Real estate acquired (2)	$12,149	$—	$—	$12,149

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

21 | MGIC Investment Corporation - Q1 2016

There were no transfers of securities between Level 1 and Level 2 during the first three months of 2016.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2016 and 2015 is shown in the following tables. There were no transfers into or out of Level 3 in those periods and there were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2015	$1,228	$2,855	$4,083	$12,149
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(293)
Purchases	—	3,091	3,091	12,267
Sales	(36)	(2,525)	(2,561)	(11,274)
Balance at March 31, 2016	$1,192	$3,421	$4,613	$12,849

(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2014	$1,846	$321	$2,167	$12,658
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(503)
Purchases	7	—	7	10,797
Sales	(62)	—	(62)	(12,055)
Balance at March 31, 2015	$1,791	$321	$2,112	$10,897
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

Financial Liabilities Not Measured at Fair Value
We incur financial liabilities in the normal course of our business. The following tables present the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at March 31, 2016 and December 31, 2015. The fair values of our Convertible Senior Notes and Convertible Junior Subordinated Debentures were based on observable market prices and the fair value of the Federal Home Loan Bank Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements, and in all cases they are categorized as Level 2.

March 31, 2016
(In thousands)	Carrying Value	Fair Value
Financial liabilities:
FHLB Advance due 2023	$155,000	$156,831
Convertible Senior Notes due 2017	194,319	203,771
Convertible Senior Notes due 2020	491,305	630,310
Convertible Junior Subordinated Debentures due 2063	256,872	292,754
Total Debt	$1,097,496	$1,283,666

December 31, 2015
(In thousands)	Carrying Value	Fair Value
Financial liabilities:

Convertible Senior Notes due 2017	$331,546	$345,616
Convertible Senior Notes due 2020	490,755	701,955
Convertible Junior Subordinated Debentures due 2063	389,522	455,067
Total Debt	$1,211,823	$1,502,638

MGIC Investment Corporation - Q1 2016 | 22

Note 9 – Other Comprehensive Income

The pretax components of our other comprehensive income (loss) and the related income tax (expense) benefit for the three months ended March 31, 2016 and 2015 are included in the following table.

	Three Months Ended March 31,
(In thousands)	2016	2015
Net unrealized holding gains arising during the period	$78,383	$19,721
Income tax expense	(27,556)	(6,876)
Valuation allowance (1)	—	6,718
Net of taxes	50,827	19,563

Net changes in benefit plan assets and obligations	(474)	(700)
Income tax benefit	166	245
Valuation allowance (1)	—	(245)
Net of taxes	(308)	(700)

Net changes in unrealized foreign currency translation adjustment	(1,496)	(3,102)
Income tax benefit	521	1,088
Net of taxes	(975)	(2,014)

Total other comprehensive income	76,413	15,919
Total income tax (expense) benefit, net of valuation allowance	(26,869)	930
Total other comprehensive income, net of tax	$49,544	$16,849

(1)	See Note 11 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive loss to our consolidated statements of operations for the three months ended March 31, 2016 and 2015 are included in the following table.

	Three Months Ended March 31,
(In thousands)	2016	2015
Reclassification adjustment for net realized gains (losses) included in net income (1)	$612	$11,234
Income tax expense	(92)	(3,931)
Valuation allowance (2)	—	3,926
Net of taxes	520	11,229

Reclassification adjustment related to benefit plan assets and obligations (3)	474	700
Income tax expense	(166)	(245)
Valuation allowance (2)	—	245
Net of taxes	308	700

Total reclassifications	1,086	11,934
Total income tax expense, net of valuation allowance	(258)	(5)
Total reclassifications, net of tax	$828	$11,929

(1)	Increases (decreases) Net realized investment gains on the consolidated statements of operations.

(2)	See Note 11 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

(3)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

Changes in our accumulated other comprehensive loss, including amounts reclassified from other comprehensive income (loss), for the three months ended March 31, 2016 are included in the table below.

	Three Months Ended March 31, 2016
(In thousands)	Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total accumulated other comprehensive loss
Balance at December 31, 2015, net of tax	$(17,148)	$(44,652)	$920	$(60,880)
Other comprehensive income (loss) before reclassifications	51,347	—	(975)	50,372
Less: Amounts reclassified from accumulated other comprehensive income (loss)	520	308	—	828
Balance at March 31, 2016, net of tax	$33,679	$(44,960)	$(55)	$(11,336)

23 | MGIC Investment Corporation - Q1 2016

Note 10 – Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended March 31,
(In thousands)	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Service cost	$2,163	$2,448	$175	$202
Interest cost	3,929	3,908	172	178
Expected return on plan assets	(4,889)	(5,295)	(1,222)	(1,248)
Recognized net actuarial loss (gain)	1,361	1,209	—	(35)
Amortization of prior service cost	(172)	(211)	(1,662)	(1,662)
Net periodic benefit cost (benefit)	$2,392	$2,059	$(2,537)	$(2,565)
We currently intend to make a contribution of $11.4 million to our qualified pension plan and supplemental executive retirement plan in 2016.

Note 11 – Income Taxes

Valuation Allowance

We review the need to maintain a deferred tax asset valuation allowance on a quarterly basis. We analyze many factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, operating results on a three year cumulative basis, the expected occurrence of future income or loss, the expiration dates of the loss carryforwards, the cyclical nature of our operating results, and available tax planning strategies. Based on our analysis, we reduced our benefit from income tax through the recognition of a valuation allowance from the first quarter of 2009 through the second quarter of 2015. In the third quarter of 2015, based on our analysis, we concluded that it was more likely than not that our deferred tax assets would be fully realizable and that the valuation allowance was no longer necessary. Therefore, we reversed the valuation allowance.

The effect of the change in valuation allowance on the provision for income taxes was as follows:

	Three months ended March 31,
(In thousands)	2016	2015
Provision for income tax	$34,497	$47,883
Change in valuation allowance	—	(44,498)
Provision for income taxes	$34,497	$3,385
The change in the valuation allowance that was included in other comprehensive income for the three months ended March 31, 2015 was a decrease of $6.5 million.

We have approximately $1.9 billion of net operating loss (“NOL”) carryforwards on a regular tax basis and $1.0 billion of NOL carryforwards for computing the alternative minimum tax as of March 31, 2016. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

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

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at March 31, 2016, there would also be interest related to these matters of approximately $187.4 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions

MGIC Investment Corporation - Q1 2016 | 24

for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing, and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of March 31, 2016, those state taxes and interest would approximate $49.3 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of March 31, 2016 is $107.4 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 15 – “Capital Requirements.”

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $94.1 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of March 31, 2016 and December 31, 2015, we had accrued $28.1 million and $27.8 million, respectively, for the payment of interest.

Note 12 – Loss Reserves

We establish reserves to recognize the estimated liability for losses and loss adjustment expenses (“LAE”) related to defaults on insured mortgage loans. Loss reserves are established by estimating the number of defaulted loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets; exposure on insured loans; the amount of time between default and claim filing; and curtailments. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

The following table provides a reconciliation of beginning and ending loss reserves for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(In thousands)	2016	2015
Reserve at beginning of period	$1,893,402	$2,396,807
Less reinsurance recoverable	44,487	57,841
Net reserve at beginning of period	1,848,915	2,338,966

Losses incurred:
Losses and LAE incurred in respect of defaults related to:
Current year	92,479	109,381
Prior years (1)	(7,467)	(27,596)
Subtotal	85,012	81,785

Losses paid:
Losses and LAE paid in respect of defaults related to:
Current year	204	312
Prior years	221,457	231,230
Reinsurance terminations (2)	(4)	—
Subtotal	221,657	231,542

Net reserve at end of period	1,712,270	2,189,209
Plus reinsurance recoverables	41,119	55,415

Reserve at end of period	$1,753,389	$2,244,624

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves.

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

25 | MGIC Investment Corporation - Q1 2016

The “Losses incurred” section of the table above shows losses incurred on defaults that occurred in the current year and in prior years.  The amount of losses incurred relating to defaults that occurred in the current year represents the estimated amount to be ultimately paid on such defaults.  The amount of losses incurred relating to defaults received in prior years represents the actual claim rate and severity associated with those defaults resolved in the current year differing from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults continuing from the end of the prior year.  This re-estimation of the estimated claim rate and estimated severity is the result of our review of current trends in the default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of defaults by geography and changes in average loan exposure.

Losses incurred on defaults received in the current year decreased in the first three months of 2016 compared to the same period in 2015, primarily due to a decrease in the number of new defaults, net of related cures.

The prior year development of the reserves in the first three months of 2016 and 2015 is reflected in the following table.

	Three months ended March 31,
(In millions)	2016	2015
Decrease in estimated claim rate on primary defaults	$(26)	$(39)
Increase in estimated severity on primary defaults	22	17
Change in estimates related to pool reserves, LAE reserves and reinsurance	(3)	(6)
Total prior year loss development (1)	$(7)	$(28)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

For the three months ended March 31, 2016 and 2015 we experienced favorable prior year loss reserve development. This development was, in part, due to the resolution of approximately 28% and 24% of the prior year default inventory during the three months ended March 31, 2016 and 2015, respectively.  During the first three months of 2016, we experienced improved cure rates on prior year defaults, which was offset in part by an increase in severity on the prior year defaults. In addition to the resolution of defaults, the first three months of 2015 were also favorably impacted by $20 million due to re-estimation of previously recorded reserves relating to disputes on our claims paying practices and adjustments to incurred but not reported losses (IBNR).  The favorable development in the first quarter of 2015 was offset, in part, by an increase in the severity on prior year defaults remaining in the delinquent inventory.

The “Losses paid” section of the table above shows the breakdown between claims paid on new default notices in the current year and claims paid on defaults from prior years. Until a few years ago, it took, on average, approximately twelve months for a default that is not cured to develop into a paid claim. Over the past several years, the average time it takes to receive a claim associated with a default has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. It is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims.

During the first quarter of 2016, our losses paid included $47 million associated with settlements for claims paying practices and a nonperforming loan sale. These settlements reduced our delinquent inventory by 1,138 notices. These settlements had no material impact on our losses incurred, net.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2016 and December 31, 2015 and approximated $99 million and $102 million, respectively. This liability was included in “Other liabilities” on our consolidated balance sheets.

MGIC Investment Corporation - Q1 2016 | 26

A rollforward of our primary default inventory for the three months ended March 31, 2016 and 2015 appears in the following table. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

	Three months ended March 31,
	2016	2015
Default inventory at beginning of period	62,633	79,901
New notices	16,731	18,896
Cures	(19,053)	(21,767)
Paids (including those charged to a deductible or captive)	(3,373)	(4,573)
Rescissions and denials	(210)	(221)
Items removed from inventory resulting from settlements (1)	(1,138)	—
Default inventory at end of period	55,590	72,236

(1)
Includes 732 loans whose insurance was terminated by agreement to settle coverage on certain non-performing loans, and 406 loans for which we had previously suspended rescissions and that were included in a rescission settlement agreement. Both agreements became effective in the first quarter of 2016 and neither had a material financial impact in the quarter.

The decrease in the primary default inventory experienced during 2016 and 2015 was generally across all markets and primarily in book years 2008 and prior. As of March 31, 2016 the percentage of loans in the inventory that have been in default for 12 or more consecutive months remained consistent compared with the prior year end and declined compared to one year prior, as shown in the following table. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months and the number of loans in our primary claims received inventory have been affected by our suspended rescissions and the resolution of certain of those rescissions discussed below and in Note 5 – “Litigation and Contingencies.”

	March 31, 2016		December 31, 2015		March 31, 2015
Consecutive months in default
3 months or less	10,120	18%	13,053	21%	11,604	16%
4 - 11 months	15,319	28%	15,763	25%	18,940	26%
12 months or more (1)	30,151	54%	33,817	54%	41,692	58%
Total primary default inventory	55,590	100%	62,633	100%	72,236	100%

Primary claims received inventory included in ending default inventory	2,267	4%	2,769	4%	4,448	6%

(1)
Approximately 49%, 50%, and 53% of the primary default inventory in default for 12 consecutive months or more has been in default for at least 36 consecutive months as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

27 | MGIC Investment Corporation - Q1 2016

	March 31, 2016		December 31, 2015		March 31, 2015
Number of payments delinquent
3 payments or less	16,864	30%	20,360	33%	19,159	27%
4 - 11 payments	14,595	26%	15,092	24%	18,372	25%
12 payments or more	24,131	44%	27,181	43%	34,705	48%
Total primary default inventory	55,590	100%	62,633	100%	72,236	100%
Pool insurance default inventory decreased to 2,247 at March 31, 2016 from 2,739 at December 31, 2015. The pool insurance default inventory was 3,350 at March 31, 2015.

Claims paying practices
Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2016 and December 31, 2015 the estimate of this liability totaled $5 million and $7 million, respectively. This liability was included in “Other liabilities” on our consolidated balance sheets.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

Note 13 – Shareholders’ Equity

Capital transactions
As described in Note 3 - “Debt” the purchase of a portion of our 9% Debentures by MGIC, and corresponding elimination of the purchased 9% Debentures in consolidation, resulted in a reduction to our consolidated shareholders’ equity of approximately $9.8 million as of March 31, 2016. This reduction represents the allocated portion of the consideration paid to reacquire the equity component of the 9% Debentures. The reduction was recognized in paid-in capital and was less than the amount ascribed to paid-in capital at original issuance of the 9% Debentures.

Shareholders Rights Agreement
Our Amended and Restated Shareholders Rights Agreement dated July 23, 2015, which was approved by shareholders, (the “Agreement”) seeks to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

Under the Agreement each outstanding share of our Common Stock is accompanied by one Right. The “Distribution Date” occurs on the earlier of ten days after a public announcement that a person has become an “Acquiring Person”, or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an “Acquiring Person”. An “Acquiring Person” is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-tenth of one share of our Common Stock at a Purchase Price of $45 per full share (equivalent to $4.50 for each one-tenth share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on August 1, 2018, or earlier as described in

MGIC Investment Corporation - Q1 2016 | 28

the Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

Note 14 – Stock-Based Compensation

We have incentive stock plans under which restricted stock units (“RSUs”) were granted to employees. Our annual grant of share-based compensation to employees takes place during the first quarter of each fiscal year. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our incentive plans generally vest over periods ranging from one to three years.

The number of shares granted to employees and the weighted average fair value per share during the periods presented were (shares in thousands):

	Three months ended March 31,
	2016		2015
	Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
RSUs subject to performance conditions	1,257	$5.66	1,110	$8.98
RSUs subject only to service conditions	433	5.67	408	8.98

Note 15 – Capital Requirements

Capital - GSEs

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The PMIERs of the GSEs include financial requirements that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

Based on our interpretation of the PMIERs, as of March 31, 2016, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

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
At March 31, 2016, MGIC’s risk-to-capital ratio was 12.3 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.1 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At March 31, 2016, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 13.8 to 1. Reinsurance agreements with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliates, additional capital contributions to the reinsurance affiliates could be needed.

During the first quarter of 2016 MGIC received approval from the OCI to pay a $16 million dividend to our holding company, which was paid in April, its first dividend since 2008. Any additional dividends paid by MGIC to our holding company in 2016 would require OCI approval under the adjusted statutory net income regulations discussed below.

MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of

29 | MGIC Investment Corporation - Q1 2016

statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves statutory net income is lowered. For the year ended December 31, 2015, MGIC’s statutory net income was reduced by $444 million to account for the increase in contingency reserves.

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

While MGIC currently meets the State Capital Requirements of Wisconsin and all other jurisdictions, it could be prevented from writing new business in the future in all jurisdictions if it fails to meet the State Capital Requirements of Wisconsin, or it could be prevented from writing new business in another jurisdiction if it fails to meet the State Capital Requirements of that jurisdiction, and in each case MGIC does not obtain a waiver of such requirements. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions.

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

MGIC Investment Corporation - Q1 2016 | 30

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

OVERVIEW
Through our subsidiary MGIC, we are a leading provider of private mortgage insurance in the United States, as measured by $175 billion of primary insurance in force at March 31, 2016.

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. We refer to this Discussion as the “10-K MD&A.”
Financial performance of MGIC Investment Corporation

	Three Months Ended March 31,
(In millions, except per share data; unaudited)	2016	2015	Change
Selected statement of operations data
Total revenues	$258.6	$270.2	(4)%
Losses incurred, net	85.0	81.8	4%
Loss on debt extinguishment	13.4	—	N/M
Income before tax	103.7	136.5	(24)%
Provision for taxes	34.5	3.4	N/M
Net income	69.2	133.1	(48)%
Diluted earnings per share	$0.17	$0.32	(47)%

Business Overview
Net income decreased 48% compared with the first quarter of 2015, primarily due to lower realized investment gains, lower positive prior year primary loss reserve development, losses from debt repurchase activity, and the recognition of a full tax provision.

Total revenues were $259 million, down 4% compared with the prior year, driven by a decrease in realized investment gains. Net premiums earned were $221 million, an increase of 2%, driven by a decrease in our estimated premium refunds. Investment income, net of expenses, was $28 million, up 15% compared with the prior year, reflecting a higher investment yield on our investment portfolio. Realized investment gains were $3 million, compared with $26 million in the prior year, reflecting the higher investment sales activity in the first quarter of 2015 under favorable market conditions.

Losses incurred, net were $85 million, or 4% higher than the prior year, driven by a decline in favorable prior year primary loss reserve development. Excluding the impact of prior year development on our primary loss reserves, our losses incurred, net would have declined $15 million compared to the prior year period. Absent prior year loss reserve development, our lower level of losses incurred reflect the continued improvement in new notice activity.

Loss on debt extinguishment reflects the debt transaction activity we executed in the first quarter of 2016 to reposition the maturity profile of our debt and reduce potentially dilutive shares. We purchased a portion of our outstanding debt at amounts above our carrying value for our 5% Convertible Senior Notes (5% Notes) and above fair value for our Convertible Junior Subordinated Debentures (9% Debentures), resulting in the recognition of losses. See Note 3 - “Debt” to our consolidated financial statements for further discussion of the accounting for these transactions. Further, we will continue to assess opportunities to enhance our capital position, improve our debt profile and liquidity, and reduce potential dilution through additional debt transactions, which could result in additional losses in 2016.

The difference in Provision for taxes in 2016 compared to 2015 reflects the change in our tax position; 2015 included a valuation allowance against our deferred tax assets while 2016 did not. Because there is no longer a valuation allowance our 2016 results reflected a full tax provision.

See “Results of Consolidated Operations” below for additional discussion of our results for the first quarter of 2016 compared to the prior year.

31 | MGIC Investment Corporation - Q1 2016

For a number of years, substantially all of the loans we insured have been sold to Fannie Mae and Freddie Mac (the “GSEs”), which have been in conservatorship since late 2008.  When the conservatorship will end and what role, if any, the GSEs will play in the secondary mortgage market post-conservatorship will be determined by Congress.  The scope of the FHA’s large market presence may also change in connection with the determination of the future of the GSEs. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”   While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, its role in that market cannot be predicted.

Capital

GSEs
We must comply with the Private Mortgage Eligibility Requirements (the “PMIERs”) of the GSEs to be eligible to insure loans purchased by them. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of March 31, 2016, MGIC’s Available Assets are $4.8 billion and its Minimum Required Assets are $4.3 billion. MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs may reduce the amount of credit they allow under the PMIERs for the risk ceded under our quota share reinsurance transaction. The GSEs’ ongoing approval of that transaction is subject to several conditions and the transaction will be reviewed under the PMIERs at least annually by the GSEs. For more information about the transaction, see Note 4 - “Reinsurance” to our consolidated financial statements.

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

At March 31, 2016, MGIC’s risk-to-capital ratio was 12.3 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.1 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

MGIC Investment Corporation - Q1 2016 | 32

GSE Reform

The Federal Housing Finance Agency (“FHFA”) is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us and that the charters of the GSEs are changed by new federal legislation. The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act”) required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report did not provide any definitive timeline for GSE reform; however, it did recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance (including FHA insurance), and help bring private capital back to the mortgage market. Since then, members of Congress introduced several bills intended to change the business practices of the GSEs and the FHA; however, no legislation has been enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

Loan Modification and Other Similar Programs
Our operating results continue to be impacted by the Home Affordable Modification Program (“HAMP”) and the GSEs’ Home Affordable Refinance Program (“HARP”). During the first three months of each of 2016 and 2015, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $117 million and $153 million, respectively, of estimated claim payments. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments. Approximately 3% and 8% of the modifications resulted in principal forgiveness in each of the first three months of 2016 and 2015, respectively.

In 2015 and the first quarter of 2016, approximately 16% and 12%, respectively, of our primary cures were the result of modifications, with HAMP accounting for approximately 66% and 62% of the modifications in each of those periods, respectively. Although the HAMP and HARP programs have been extended through December 2016, we believe that we have realized the majority of the benefits from them because the number of loans insured by us that we are aware are entering those programs has decreased significantly.

HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of March 31, 2016, approximately 13% of our primary insurance in force had benefited from HARP and was still in force. We believe that we have realized the majority of the benefits from HARP because the number of loans insured by us that we are aware are entering HARP has decreased significantly.

As shown in the following table, as of March 31, 2016 approximately 22% of our primary risk in force has been modified.
Modifications

Policy year	HARP (1)	HAMP	Other
2003 and Prior	11.1%	18.1%	15.0%
2004	17.8%	18.1%	13.3%
2005	23.9%	18.8%	13.1%
2006	27.1%	20.1%	13.2%
2007	37.4%	19.6%	8.4%
2008	51.3%	11.9%	4.2%
2009	25.0%	1.5%	1.1%
2010 - Q1 2016	—	—	—

Total	12.3%	6.4%	3.5%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of March 31, 2016 based on loan count, the loans associated with 97.8% of HARP modifications, 78.6% of HAMP modifications and 73.8% of other modifications remaining in our inventory were current.

Eligibility under certain loan modification programs can adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency increase our incurred losses.

Over the past several years, the average time it takes to receive a claim associated with a defaulted loan has increased. This is, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. Unless a loan is cured during a foreclosure delay, at the completion of the foreclosure, additional interest and expenses may be due to the lender from the borrower. In some circumstances, our paid claim amount may include some

33 | MGIC Investment Corporation - Q1 2016

additional interest and expenses. See “Results of Consolidated Operations - Losses incurred, net” for additional discussion on our loss severity.

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•
New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, the VA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, including loans refinanced under HARP.

•
Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Generally, single premium policies are not refundable; therefore, if a single premium policy is cancelled, because the loan is repaid, the remaining unearned premium is earned immediately. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•
Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the loans insured, the percentage of coverage on the loans, and in some cases the age of the insurance policy. The substantial majority of our monthly mortgage insurance premiums are under a premium plan in which, for the first ten years of the policy, the amount of premium is determined by multiplying the initial premium rate by the original loan balance; thereafter, the premium declines because a lower premium rate is used for the remaining life of the policy. However, for loans that have utilized HARP, the initial ten-year period resets to begin as of the date of the HARP transaction. The remainder of our monthly premiums are under a premium plan in which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.

•	Premiums ceded, net of a profit commission, under reinsurance agreements. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance agreements.

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

Our investment portfolio is composed principally of investment grade fixed maturity securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment income, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases. From time to time we may elect to realize gains through sales of securities that are trading above our cost basis. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s cost basis, as well as any “other than temporary” impairments (“OTTI”) recognized in earnings.  The amount received on the sale of fixed maturity securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

MGIC Investment Corporation - Q1 2016 | 34

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

•
The rate at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies, curtailments, and denials of claims. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

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

•	Losses ceded under reinsurance agreements. See “Results of Consolidated Operations - Reinsurance agreements” below.

•	Underwriting and other expenses

The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.” Underwriting and other expenses are net of any ceding commission associated with our reinsurance agreements. See “Results of Consolidated Operations - Reinsurance agreements” below.

•	Interest expense

Interest expense reflects the interest associated with our outstanding debt obligations. For information about our outstanding debt obligations, see Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.
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

35 | MGIC Investment Corporation - Q1 2016

MORTGAGE INSURANCE PORTFOLIO
New insurance written

The amount of our primary new insurance written during the three months ended March 31, 2016 and 2015 was as follows:
Primary NIW by FICO score

	Three Months Ended March 31,
(In billions)	2016	2015
740 and greater	$4.6	$5.3
700-739	2.2	2.2
660-699	1.2	1.2
659 and less	0.3	0.3
Total Primary	$8.3	$9.0

	Three Months Ended March 31,
	2016	2015
Percentage of primary NIW
Policy payment type:
Monthly premiums	78.0%	76.3%
Single premiums	21.7%	23.4%
Annual premiums	0.3%	0.3%

Type of mortgage:
Purchases	79.2%	68.7%
Refinances	17.9%	28.8%
Other	2.9%	2.5%

LTV
95.01% and above	4.7%	3.1%
90.01% to 95.00%	50.6%	48.7%
85.01% to 90.00%	32.2%	33.3%
80.01% to 85%	12.5%	14.9%

Conditions and Trends impacting our NIW

•	New insurance written continues to have strong underlying credit characteristics as lenders maintain high underwriting standards.

•	Overall mortgage origination volume decreased from the prior year, however origination volume with private mortgage insurance was relatively consistent with the prior year due to the following:

◦	higher purchase origination volume of which the private mortgage insurance industry captured a greater market share; offsetting,

◦
lower refinancing origination volume of which the private mortgage insurance industry captured a lower share. Refinancing volume in the first quarter of 2015 was robust due to declining residential mortgage rates.

Although we estimate the private mortgage industry maintained market share, we estimate our market share declined compared to the prior year period. The decline in our new insurance written from refinancing was only partially offset by an increase in our purchase mortgage new insurance written.

•
Competitive pricing practices within the private mortgage insurance industry remain in the market, including: (i) reductions to standard filed rates on borrower-paid policies, (ii) use by certain competitors of a spectrum of filed rates to allow for formulaic, risk-based pricing; and (iii) use of customized rates (discounted from published rates) on lender-paid single premium policies.

◦
In response to the competitive dynamics in the market, we revised our filed premium rates effective April 2016. In general, the revisions decreased our filed premium rates on some higher-FICO score loans and increased our filed premium rates on some lower-FICO loans. In addition to the revisions of our filed rates, we continue to use the authority set forth in our rate filings to negotiate customized lender-paid single premium policy rates on a selective basis.

MGIC Investment Corporation - Q1 2016 | 36

Insurance in force and risk in force

The amount of our insurance in force and risk in force is impacted by the amount of new insurance written and cancellations of primary insurance in force during the period. For the three months ended March 31, 2016 and 2015, the impact of our new insurance written and cancellations was as follows:

	Three Months Ended March 31,
(In billions)	2016	2015
NIW	$8.3	$9.0
Cancellations	(7.8)	(7.8)
Change in primary insurance in force	$0.5	$1.2

Direct primary insurance in force as of March 31,	$175.0	$166.1

Direct primary risk in force as of March 31,	$45.6	$43.2
Cancellation activity due to refinancing has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Such cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions, policies cancelled due to claim payment, and policies cancelled when borrowers achieve the required amount of home equity.
Persistency is the percentage of insurance remaining in force from one year prior. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Credit profile of primary risk in force
Our portfolio of business written after 2008 has been steadily increasing in proportion to our total primary risk in force. The loans insured from our 2009 and later origination years possess significantly improved credit characteristics when compared to our 2005-2008 origination years. Substantially all of our new business written from 2009 and later, on average, includes insured loans containing substantially higher FICO scores and lower LTVs than our 2005-2008 origination years. The credit profile of our risk in force has also benefited from modification programs such as HARP, which allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans under terms that generally provide the borrower with a greater ability to pay and more financial flexibility to cover the loan obligations. The following chart shows the composition of our primary risk in force as of March 31, 2016. As shown in the chart below, the aggregate of our 2009-2016 book years and our HARP modifications accounted for approximately 76% of our total primary risk in force at March 31, 2016.

Pool insurance

We have written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. Our direct pool risk in force was $616 million ($251 million on pool policies with aggregate loss limits and $365 million on pool policies without aggregate loss limits) at March 31, 2016 compared to $659 million ($271 million on pool policies with aggregate loss limits and $388 million on pool policies without aggregate loss limits) at December 31, 2015. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

37 | MGIC Investment Corporation - Q1 2016

RESULTS OF CONSOLIDATED OPERATIONS
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Results of Consolidated Operations for the three months ended March 31, 2016 and 2015.
Revenue

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Net premiums written	$231.3	$234.5	(1)%

Net premiums earned	$221.3	$217.3	2%
Investment income, net of expenses	27.8	24.1	15%
Net realized investment gains	3.1	26.3	(88)%
Other revenue	6.4	2.5	156%
Total revenue	$258.6	$270.2	(4)%
Net premiums written and earned

Net premiums written during the first quarter of 2016 decreased when compared to the same period in 2015. The decrease in net premiums written was due to higher ceded premiums under our 2015 quota share reinsurance agreement (“2015 QSR Transaction”) entered into in the third quarter of 2015 than our previous reinsurance transaction, which increased the amount of our insurance in force covered by reinsurance.

Net premiums earned during the first quarter of 2016 increased when compared to the same period in 2015. The increase in net earned premiums was primarily due to a first quarter 2015 reclassification of our premium refund estimate on claim payments and rescissions previously included in our premium deficiency reserve within Other liabilities, which reduced net premiums earned in that period.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the period.

Although we expect that our insurance in force will increase in 2016 compared to 2015, net premiums written and earned as well as the ratio of net premiums earned divided by the average primary insurance in force outstanding for the year or other reporting period (sometimes referred to as “premium rate/yield” or “effective premium rate/yield”) is likely to decline in 2016 from 2015 levels. As discussed below, we see this occurring for two reasons.  The largest portion of the decline relates to the restructuring of our reinsurance transaction because it covers insurance in force that was previously excluded, as well as certain new insurance written through 2016.  A modest amount of the decline relates to the premium rates themselves: the books we wrote before 2009, which have a higher average premium rate than subsequent business, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date.

Effect of reinsurance on premiums:

Our net premiums written and earned are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance. A substantial portion of our business is covered by our 2015 QSR Transaction that protects us against a fixed percentage of losses arising from policies covered by the agreement. Under that agreement, we cede to reinsurers 30% of earned and received premiums and losses incurred on the following: policies in the 2013 reinsurance transaction (“2013 QSR Transaction”) that was commuted; additional qualifying in force policies as of the agreement effective date which either had no history of defaults, or where a single default had been cured for twelve or more months at the agreement effective date; as well as all qualifying new insurance written through December 31, 2016. The premiums we cede are reduced by a profit commission, which primarily varies by the level of losses we cede. The 2015 QSR Transaction increases the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded.

Our reinsurance affects premiums, underwriting expenses and losses incurred and should be analyzed by reviewing its total effect on our statement of operations, as discussed below under “Reinsurance agreements.”

Effect of changing premium rate on premiums:

The insurance in force associated with the 2008 and prior book years was approximately 35% of the primary insurance in force as of March 31, 2016. The business written after 2008 has a lower average premium rate because of its lower risk characteristics and, beginning in the second half of 2014, the increase in the business mix represented by lender-paid single premium business, which had a lower average premium rate than borrower-paid monthly premium business. Persistency will affect the average premium rate on single premium policies because the premium is not generally refundable and is earned over the estimated life of the policy. When persistency is lower than the assumption used to set the estimated life, the average premium rate will increase; the opposite effect will occur when persistency is greater than such assumption.

MGIC Investment Corporation - Q1 2016 | 38

The monthly premium program used for the substantial majority of loans we insured provides that, for the first ten years of the policy, the premium is determined by the product of the premium rate and the initial loan balance; thereafter, a lower premium rate is applied to the initial loan balance. The initial ten-year period is reset when the loan is refinanced under HARP. The premiums on many of the policies in our 2006 book that were not refinanced under HARP will reset in 2016. As of March 31, 2016, approximately 5%, 8%, and 3% of our primary risk in force was written in 2006, 2007, and 2008 respectively, was not refinanced under HARP and is subject to reset after ten years.

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

The effects described above result in a net cost of the reinsurance, with respect to a covered loan, of 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loans with reinsurance by our direct (that is, without reinsurance) premiums from such loan. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses. The 2015 QSR Transaction had the effect of reducing our premium yield in the first quarter of 2016 and this trend is expected to continue through 2016, in part due to an increase in the amount of losses ceded, which reduces our profit commission. Because more of our insurance in force is covered under the 2015 QSR Transaction than was covered under the commuted 2013 QSR Transaction, the absolute dollar cost of the 2015 QSR Transaction will be modestly higher than the cost of the 2013 QSR Transaction.

39 | MGIC Investment Corporation - Q1 2016

The following table provides additional information related to our premiums written and earned and risk in force subject to reinsurance agreements for 2016 and 2015.

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015
New insurance written subject to quota share reinsurance agreements	89%	85%
Insurance in force subject to quota share reinsurance agreements	74%	57%
Insurance in force subject to captive reinsurance agreements	3%	4%

2015 QSR Transaction
Ceded premiums written, net of profit commission	$31,666	n/a
% of direct premiums written	12%	n/a
Ceded premiums earned, net of profit commission	$31,666	n/a
% of direct premiums earned	12%	n/a
Ceding commissions	$11,576	n/a
Ceded risk in force	$10,036,523	n/a

2013 QSR Transaction
Ceded premiums written, net of profit commission	n/a	$27,136
% of direct premiums written	n/a	10%
Ceded premiums earned, net of profit commission	n/a	$24,613
% of direct premiums earned	n/a	10%
Ceding commissions	n/a	$10,122
Ceded risk in force	n/a	$8,360,048

Captives
Ceded premiums written	$2,425	$3,977
% of direct premiums written	1%	1%
Ceded premiums earned	$2,460	$4,004
% of direct premiums earned	1%	2%
As part of the settlement with the Consumer Financial Protection Bureau (“CFPB”) in 2013 and the Minnesota Department of Commerce (the “MN Department”) in 2015, MGIC has agreed to not enter into any new captive reinsurance agreements or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years from the date of settlement. In addition the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise. See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” for a discussion of the CFPB and MN Department settlements for information regarding captive mortgage reinsurance agreements.

MGIC Investment Corporation - Q1 2016 | 40

Investment income

Investment income in the first quarter 2016 increased compared to the same period in 2015 due to an increase in our investment yield. The portfolio’s average pre-tax investment yield was 2.5% at March 31, 2016 and 2.2% at March 31, 2015. The portfolio’s average pre-tax investment yield was 2.5% at December 31, 2015.

Realized gains (losses) and other-than-temporary impairments

Net realized gains for the first quarter of 2016 were $3.1 million compared to $26.3 million for the first quarter of 2015. During the first quarter of 2015, under favorable market conditions, we sold fixed maturity securities to realize gains. At March 31, 2016, the net unrealized gains in our investment portfolio were $51.8 million, which included $81.9 million of gross unrealized gains, partially offset by $30.1 million of gross unrealized losses.
Other revenue

Other revenue for the first quarter of 2016 was $6.4 million compared to $2.5 million for the first quarter of 2015. The increase in other revenue was primarily due to the substantial liquidation of our Australian operations for which we recognized approximately $4 million related to changes in foreign currency exchange rates in the first quarter of 2016. Our remaining assets in Australia are minimal and are not expected to have a material impact on our future consolidated results of operations upon final liquidation.
Losses incurred, net

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Current year	$92.5	$109.4	(15)%
Prior years	(7.5)	(27.6)	(73)%
Losses incurred, net	$85.0	$81.8	4%
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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets; exposure on insured loans; the amount of time between default and claim filing; and curtailments.. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

In the first three months of 2016, net losses incurred were $85 million, reflecting $92 million of current year loss development partially offset by $7 million of favorable prior years’ loss development. In the first three months of 2015, net losses incurred were $82 million, reflecting $109 million of current year loss development partially offset by $28 million of favorable prior years’ loss development.

Losses incurred for the first quarter of 2016 increased compared to the same period in 2015, primarily due to a lower level of favorable prior year loss reserve development in 2016 when compared to 2015. Excluding the impact of prior year loss development, losses incurred in the first quarter of 2016 were lower than the same period of 2015 as fewer new notices of default were received. There were 16,731 new notices received in the first quarter of 2016 compared to 18,896 new notices received in the first quarter of 2015. The claim rate applied to new notices in the first quarter of 2016 was approximately 12%, which is down marginally from the fourth quarter of 2015, but consistent with first quarter of 2015, reflecting the seasonal trend of lower claim rates early in the year. Our expectation is for the claim rate on new notices received in 2016 to range from 12% to 13%. Loans insured in 2008 and prior represented approximately 89% and 94% of the new notices received in the first quarter of 2016 and 2015, respectively. Of the new notices received during the first quarter of 2016 and 2015 from loans insured in 2008 and prior, 88% and 87% were previously delinquent.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

41 | MGIC Investment Corporation - Q1 2016

The reduction in prior year positive loss reserve development in the first quarter of 2016 compared to the same period last year, was the result of a larger increase in our expected severity assumption on prior year notices. In addition, the re-estimated claim rate on prior year notices, while favorable, had a smaller impact in the first quarter of 2016 than for the same period last year. As shown in the table below, the average claim paid, expressed as a percentage of our exposure (the unpaid principal balance of the loan times our insurance coverage percentage), following periods of relative stability has increased in recent quarters. Therefore, we now expect loans in our delinquent inventory that become claims to have a higher claim severity than previously estimated at December 31, 2015. Our loss reserve estimates take into consideration trends over time, as the development of the delinquencies may vary from period to period without establishing a meaningful trend.

Note: Table excludes material settlements.
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2016	$44,094	$49,281	111.8%	34

Q4 2015	44,342	49,134	110.8%	35
Q3 2015	44,159	48,156	109.1%	33
Q2 2015	44,683	48,587	108.7%	34
Q1 2015	44,403	47,366	106.7%	33

Q4 2014	44,321	46,714	105.4%	32
Q3 2014	43,769	45,849	104.8%	30
Q2 2014	43,402	45,531	104.9%	30
Q1 2014	43,711	45,897	105.0%	28

Q4 2013	44,923	47,072	104.8%	26
Q3 2013	44,163	45,706	103.5%	25
Q2 2013	43,990	45,340	103.1%	24
Q1 2013	45,458	47,421	104.3%	22
The average exposure (which, in the case of delinquent loans that have not been filed as claims, may change if different information is received from servicers) on items remaining in our default inventory at March 31, 2016 is $45,350. The average number of missed payments on items remaining in our default inventory at March 31, 2016 is 21.

Factors that impact claim severity include the exposure on the loan, the amount of time between default and claim filing (which impacts the amount of interest and expenses) and curtailments. All else being equal, the longer the period between default and claim filing, the greater the severity. The majority of loans from 2005-2008 (which represent the majority of loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices.
The primary average claim paid, as shown in the following table, can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, and our loss mitigation efforts on loans for which claims are paid.

MGIC Investment Corporation - Q1 2016 | 42

The primary average claim paid for the top 5 states (based on 2016 paid claims, excluding settlement amounts) for the three months ended March 31, 2016 and 2015 appears in the following table.
Primary average claim paid

	Three Months Ended March 31,
	2016	2015
Florida	$64,163	$58,707
New Jersey	86,199	69,590
Illinois	48,388	47,996
Maryland	80,579	67,829
New York	65,289	75,502
All other jurisdictions	41,379	40,963

All jurisdictions	$49,281	$47,366
Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average exposure of our primary risk in force at March 31, 2016, December 31, 2015 and March 31, 2015 and for the top 5 jurisdictions (based on 2016 paid claims, excluding settlement amounts) appears in the following table.
Primary average exposure

	March 31, 2016	December 31, 2015	March 31, 2015
All jurisdictions	$46,153	$45,820	$44,532

Jurisdictions:
Florida	$49,367	$49,095	$47,702
New Jersey	62,603	62,496	61,482
Illinois	40,487	40,368	39,782
Maryland	62,979	62,912	62,566
New York	51,299	50,964	50,267
All other jurisdictions	45,247	44,887	43,521

The primary default inventory by policy year at March 31, 2016, December 31, 2015 and March 31, 2015 appears in the following table.
Primary default inventory by policy year

	March 31, 2016	December 31, 2015	March 31, 2015
Policy year:
2004 and prior	12,971	14,599	17,576
2005	7,005	7,890	9,521
2006	10,518	11,853	14,009
2007	17,490	20,000	22,894
2008	4,738	5,418	6,162
2009	436	515	593
2010	241	274	301
2011	262	246	252
2012	357	388	340
2013	590	615	377
2014	730	672	210
2015	251	163	1
2016	1	—	—
	55,590	62,633	72,236

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 31% and 32% of our total primary risk in force at March 31, 2016 and December 31, 2015 , respectively. Approximately 36% of the remaining primary risk in force on our 2005-2008 books of business benefited from HARP as of March 31, 2016 and as of December 31, 2015.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2016, 42% of our primary risk in force was written subsequent to December 31, 2013, 52% of our primary risk in force was written subsequent to December 31, 2012, and 59% of our primary risk in force was written subsequent to December 31, 2011.

43 | MGIC Investment Corporation - Q1 2016

The primary default inventory for the top 15 jurisdictions (based on 2016 paid claims, excluding settlement amounts) at March 31, 2016, December 31, 2015 and March 31, 2015 appears in the following table.
Primary default inventory by jurisdiction

	March 31, 2016	December 31, 2015	March 31, 2015
Florida	5,063	5,903	8,276
New Jersey	3,139	3,498	3,910
Illinois	2,899	3,301	3,970
Maryland	1,433	1,609	1,908
New York	3,562	3,901	4,309
Pennsylvania	3,148	3,574	3,945
California	1,761	2,019	2,570
Ohio	2,795	3,209	3,484
Virginia	1,036	1,109	1,219
Washington	944	1,049	1,290
Massachusetts	1,277	1,390	1,539
Georgia	1,945	2,225	2,450
Puerto Rico	2,107	2,221	2,416
Connecticut	752	832	974
North Carolina	1,550	1,736	1,938

Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

Information about net paid claims during the three months ended March 31, 2016 and 2015 appears in the following table.
Net paid claims

(In millions)	Three Months Ended March 31,
	2016	2015
Total primary (excluding settlements)	$166	$217
Rescission settlements	47	—
Pool (1)	14	17
Other	—	—
Direct losses paid	227	234
Reinsurance	(10)	(8)
Net losses paid	217	226
LAE	5	6
Net losses and LAE paid	$222	$232

(1)	The three months ended March 31, 2016 and 2015 each include $11 million paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 jurisdictions (based on 2016 paid claims, excluding settlement amounts) and all other jurisdictions for the three months ended March 31, 2016 and 2015 appears in the following table.
Paid claims by jurisdiction

(In millions)	Three Months Ended March 31,
	2016	2015
Florida	$27	$49
New Jersey	16	9
Illinois	11	18
Maryland	9	11
New York	8	8
Pennsylvania	8	9
California	8	11
Ohio	5	8
Virginia	4	4
Washington	4	7
Massachusetts	4	4
Georgia	4	6
Puerto Rico	4	3
Connecticut	3	6
North Carolina	3	4
All other jurisdictions	48	60
	166	217
Rescission settlements	47	—
Other (Pool, LAE, Reinsurance)	9	15
Net losses and LAE paid	$222	$232

We believe paid claims will continue to decline in the remainder of 2016 compared to the prior year.

MGIC Investment Corporation - Q1 2016 | 44

The primary and pool loss reserves at March 31, 2016, December 31, 2015 and March 31, 2015 appear in the table below.

Gross Reserves	March 31, 2016	December 31, 2015	March 31, 2015
Primary:
Direct loss reserves (in millions)	$1,595	$1,681	$1,972
IBNR and LAE	88	126	140
Total primary loss reserves	$1,683	$1,807	$2,112

Ending default inventory	55,590	62,633	72,236
Percentage of loans delinquent (default rate)	5.62%	6.31%	7.44%
Average total primary loss reserves per default	$30,268	$28,859	$29,233

Primary claims received inventory included in ending default inventory	2,267	2,769	4,448

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$31	$34	$47
Without aggregate loss limits	7	9	10
Reserve related to Freddie Mac Settlement (2)	31	42	73
Total pool direct loss reserves	$69	$85	$130

Ending default inventory:
With aggregate loss limits	1,666	2,126	2,666
Without aggregate loss limits	581	613	684
Total pool ending default inventory	2,247	2,739	3,350

Pool claims received inventory included in ending default inventory	72	60	88

Other gross reserves (in millions)	$1	$1	$3

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

45 | MGIC Investment Corporation - Q1 2016

Underwriting and other expenses

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Other underwriting and operating expenses, net	$39.8	$39.3	1%
Underwriting and other expenses for the first quarter of 2016 were relatively consistent with the same period in the prior year.

Ratios

The following table presents our GAAP loss and expense ratios for our combined insurance operations for the three months ended March 31, 2016 and 2015.
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to changes in premium deficiency reserves. The increase in the loss ratio in the first quarter of 2016, compared to the same period in 2015, was primarily due to an increase in losses incurred, partially offset by an increase in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The increase in the expense ratio in the first quarter of 2016, compared to the same period in 2015, was due to a decrease in net premiums written.

Interest expense

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Interest expense	$14.7	$17.4	(16)%
Interest expense for the first quarter of 2016 decreased compared to the same period in 2015. During the first quarter of 2016 we repurchased $138.3 million of our 5% Notes and MGIC purchased $132.7 million of our 9% Debentures, which are deemed retired on a consolidated basis. The extinguishment of these debt obligations occurred prior to the end of the period, resulting in a decline in the amount of interest incurred on outstanding debt obligations compared to the same period in 2015.

Loss on debt extinguishment

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Loss on debt extinguishment	$13.4	$—	N/M
As discussed in Note 3 - “Debt” to our consolidated financial statements, during the first quarter of 2016 we executed debt repurchase transactions for a portion of our outstanding debt that were completed at amounts above our carrying value for our 5% Notes and above fair value for our 9% Debentures, resulting in the recognition of losses on extinguishment.

Income tax expense

	Three Months Ended March 31,
(In millions, except rate)	2016	2015	Change
Income before tax	$103.7	$136.5	(24)%
Income tax expense	$34.5	$3.4	N/M
Effective tax rate	33.3%	2.5%	N/M
Income tax expense for the first quarter of 2016 increased compared to the same period in 2015 due to the reversal of our deferred tax valuation allowance in the third quarter of 2015, which required us to establish a full tax provision position for the first quarter of 2016. The difference between our statutory tax rate of 35% and our effective tax rate of 33.3% for the three months ended March 31, 2016 was primarily due to the benefits of tax preferenced securities. The difference between our statutory tax rate of 35% and our effective tax rate of 2.5% for the three months ended March 31, 2015 was primarily due to the impact of the changes in our overall valuation allowance against our deferred tax assets.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation - Q1 2016 | 46

FINANCIAL CONDITION
Investments

•	Investment Portfolio 2016 Summary

◦	Investments totaled $4.56 billion as of March 31, 2016, decreasing from $4.66 billion as of December 31, 2015.

◦	Unrealized net capital gains totaled $52 million as of March 31, 2016 compared to unrealized net capital losses of $27 million as of December 31, 2015.

◦	Net investment income was $28 million for the first quarter of 2016, an increase of 15.3% from $24 million in the first quarter of 2015.

◦	Net realized investment gains totaled $3 million in the first quarter of 2016 compared to $26 million in the first quarter of 2015.

•	Investment Portfolio Composition
As of March 31, 2016 and December 31, 2015, our investment portfolio was primarily made up of fixed maturity securities. Total investments decreased by $99 million during the first quarter of 2016 from the prior year end primarily due to the sale of investments to repurchase of a portion of our outstanding debt obligations, offset in part by an increase in fair values. As of March 31, 2016, approximately 3% of the investment portfolio’s fair value was in energy sector corporate bond holdings with net unrealized losses of $8 million. At March 31, 2016, based on fair value, 99.8% of our fixed maturity securities were investment grade securities. The ratings below are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized. Approximately 2% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors. As of March 31, 2016, less than 1% of our fixed maturity securities relied on financial guaranty insurance to elevate their rating.

The composition of our fixed maturity security ratings, based on fair value, at March 31, 2016, December 31, 2015 and March 31, 2015 is shown in the chart below.

47 | MGIC Investment Corporation - Q1 2016

Loss Reserves
Loss reserves are the primary liability on our balance sheet and they represent our estimated liability for losses and settlement expenses under MGIC’s mortgage guaranty insurance policies, before considering offsetting reinsurance balances recoverable. Reinsurance balances recoverable on our estimated losses and settlement expenses, which serve to offset our loss reserves, were $41.1 million as of March 31, 2016.

The loss reserves can be split into two parts: (1) reserves representing estimates of losses and settlement expenses on known delinquencies and (2) IBNR reserves representing estimates of losses and settlement expenses on delinquencies that have occurred but have not yet been reported to us. Our gross liability for both is reduced by reinsurance balances recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased to $1.71 billion as of March 31, 2016, from $1.85 billion as of December 31, 2015. The overall decrease in our loss reserves during the first quarter of 2016 was due to a higher level of losses paid ($221.7 million) relative to losses incurred ($85.0 million) during the quarter.

Debt
During the first quarter of 2016 we executed several transactions that significantly reduced the outstanding debt obligations under our 5% Notes and 9% Debentures. Using a combination of cash available at the holding company and a borrowing from the Federal Home Loan Bank (“FHLB”) by MGIC, we repurchased $138.3 million in par value of our 5% Notes and MGIC purchased $132.7 million in par value of our 9% Debentures. These obligations are deemed extinguished on our consolidated financial statements. The borrowing from the FHLB was $155.0 million. The result of these transactions was a net reduction in our debt of approximately $115.8 million and will result in a reduction of our annual interest expense.
See Note 3 - “Debt” to our consolidated financial statements for the scheduled maturities of our outstanding debt and additional disclosures regarding our debt as of March 31, 2016.

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

	Three Months Ended March 31,
(In thousands)	2016	2015
Total cash provided by (used in):
Operating activities	(56,530)	(32,708)
Investing activities	209,306	64,881
Financing activities	(83,998)	2,568
Increase in cash and cash equivalents	$68,778	$34,741
Net cash used in operating activities in the first quarter of 2016 increased compared to the same period of 2015 primarily due to debt extinguishment activities in the first quarter of 2016 that included losses on debt extinguishment and payments attributable to the original issue discount on our convertible junior subordinated debentures purchased. These outflows were offset, in part, by the receipt of our profit commission in our quarterly reinsurance settlement in 2016, which was excluded in the prior year period, and a lower level of losses paid.

Net cash from investing activities in the first quarter of 2016 increased when compared to the same period of 2015, primarily due to the sales and maturities of fixed maturity securities to fund debt repurchases in 2016. Unsettled security purchases also increased compared to the prior year period due to investment activity near the end the first quarter of 2016.

Net cash used in financing activities in the first quarter of 2016 increased compared to the same period of 2015 primarily due to a repurchase of a portion of our 5% Notes and MGIC’s purchase of a portion of our 9% Debentures. These purchases were offset, in part, by a borrowing from the FHLB.

Capital Structure

Debt at Our Holding Company and Holding Company Capital Resources
The Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than investment income and raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity and Office of the Commissioner of Insurance of the State of Wisconsin (the “OCI”) authorization is required for MGIC to pay dividends.  During the first quarter of 2016 MGIC received approval from the OCI to pay a $16 million dividend to our holding company, which was paid in April, its first dividend since 2008. We expect

MGIC Investment Corporation - Q1 2016 | 48

to continue to receive quarterly dividends from MGIC; however, any additional dividends require approval from the OCI.

2016 Debt transactions:

•5% Convertible Senior Notes
During the first quarter of 2016, we purchased $138.3 million in par value of our 5% Notes at a purchase price of $143.4 million, plus accrued interest using funds held at our holding company. While these repurchases will reduce our annual cash interest paid, they will improve our liquidity (which for this purpose is our expected cash balance immediately after the maturity of the these 5% Notes) only modestly taking into account the above-par purchase prices and the foregone investment income on the funds used for the purchases.

•9% Convertible Junior Subordinated Debentures
In February 2016, MGIC purchased $132.7 million of par value of our 9% Debentures at a purchase price of $150.7 million, plus accrued interest. The 9% Debentures are not extinguished; MGIC will hold them as an asset and will receive interest on them at the same time interest is paid to other holders of the 9% Debentures. In this regard, the 9% Debentures will continue to be a use of holding company liquidity. However, for GAAP accounting purposes, the 9% Debentures owned by MGIC will be considered retired and will be eliminated in our consolidated financial statements resulting in interest expense on the statement of operations that is lower than the cash payments due from our holding company.

We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

At March 31, 2016, we had approximately $265 million in cash and investments at our holding company. As of March 31, 2016, our holding company’s debt obligations were $1,085 million in par value, which consisted of the following obligations:

•	$195 million of 5% Convertible Senior Notes due 2017, with an annual interest cost of $10 million;

•	$500 million of 2% Convertible Senior Notes due 2020, with an annual interest cost of $10 million;

•
$390 million of 9% Convertible Junior Subordinated Debentures due 2063 (of which approximately $133 million is held by MGIC), with an annual interest cost of $35 million (of which approximately $12 million is payable to MGIC). See “Debt transactions” discussion above for the accounting treatment of the debentures held by MGIC.

Subject to certain limitations and restrictions, holders of each of the convertible debt issues may convert their notes into shares of common stock at their option prior to certain dates under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 8 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about this indebtedness, including our option to defer interest on our 9% Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 8 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

Debt at our subsidiaries
In February 2016, MGIC borrowed $155.0 million in the form of a fixed rate advance from the FHLB (the “Advance”) to provide funds used to purchase the 9% Debentures. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose market value must be maintained at 102% of the principal balance of the Advance. MGIC provided eligible collateral from its investment portfolio.

The funds obtained from the Advance were used to purchase our 9% Debentures. Due to the lower fixed interest cost of the Advance relative to our 9% Debentures we have lowered our annual interest cost on a consolidated basis.

Capital Contributions to Subsidiaries
We may also contribute funds to our insurance operations to comply with the PMIERs or the State Capital Requirements. See “Overview - Capital” above for a discussion of these requirements. See discussion of our non-insurance contract underwriting services in Note 5 – “Litigation and Contingencies” to our consolidated financial statements.

Shelf Registration Statement
Our existing automatic shelf registration statement is expiring on May 10, 2016. We intend to file a replacement Form S-3 automatic shelf registration statement, which will become effective immediately upon its filing with the SEC, on May 9, 2016.  A shelf registration statement allows us flexibility to offer and sell from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, stock purchase contracts, units or any combination thereof.  The terms of any such offerings will be established at the time of the offering, will be subject to market conditions and will be described in a supplement to the prospectus issued as part of the filed Form S-3. While we may issue securities under the shelf registration statement, currently, we have no specific plans to do so.

49 | MGIC Investment Corporation - Q1 2016

PMIERs

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The PMIERs of the GSEs include financial requirements that require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount).

Based on our interpretation of the PMIERs, as of March 31, 2016, MGIC’s Available Assets are $4.8 billion and its Minimum Required Assets are $4.3 billion. MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Our Available Assets exclude the $150.7 million investment by MGIC in our 9% Debentures and also exclude approximately $164.6 million of securities in our investment portfolio pledged under the terms of the Advance.

Although we were in compliance with PMIERs as of March 31, 2016, our capital requirements under PMIERs may increase in the future because the GSEs have indicated that the tables of factors used to determine the Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. We plan to continuously comply with the existing PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company's resources, as outlined above.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

(In millions, except ratio)	March 31, 2016	December 31, 2015
Risk in force - net (1)	$27,573	$27,301

Statutory policyholders’ surplus	$1,432	$1,574
Statutory contingency reserve	804	691
Statutory policyholders’ position	$2,236	$2,265

Risk-to-capital	12.3:1	12.1:1

(1)	Risk in force – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

(In millions, except ratio)	March 31, 2016	December 31, 2015
Risk in force - net (1)	$33,347	$33,072

Statutory policyholders’ surplus	$1,466	$1,608
Statutory contingency reserve	953	827
Statutory policyholders’ position	$2,419	$2,435

Risk-to-capital	13.8:1	13.6:1

(1)
Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($2.9 billion at March 31, 2016 and $3.2 billion at December 31, 2015) for which loss reserves have been established.

The increase in MGIC's and our combined insurance companies’ risk-to-capital in the first quarter of 2016 was due an increase in our net risk in force and a decrease in statutory policyholders’ position in both calculations. Our risk in force, net of reinsurance, increased in the first quarter of 2016, due to an increase in our insurance in force. Statutory policyholders’ surplus decreased in both calculations as the 9% Debentures held by MGIC are non-admitted assets. Our risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk.

MGIC Investment Corporation - Q1 2016 | 50

For additional information regarding regulatory capital see Note 15 – “Capital Requirements” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is as follows:

Rating Agency	Rating	Outlook
Moody’s Investor Services	Baa3	Stable
Standard and Poor’s Rating Services’	BBB	Stable
For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or, or increase our losses.”

51 | MGIC Investment Corporation - Q1 2016

CONTRACTUAL OBLIGATIONS
At March 31, 2016, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

Contractual Obligations:	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,285.5	$45.9	$272.4	$567.2	$1,400.0
Operating lease obligations	2.9	0.7	1.1	1.0	0.1
Tax obligations	20.0	—	20.0	—	—
Purchase obligations	2.7	2.0	0.7	—	—
Pension, SERP and other post-retirement plans	274.9	23.8	46.9	55.2	149.0
Other long-term liabilities	1,753.4	824.1	701.4	227.9	—
Total	$4,339.4	$896.5	$1,042.5	$851.3	$1,549.1
Our long-term debt obligations at March 31, 2016 include $155.0 million of a 1.91% FHLB advance due in 2023, $195 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $257 million in 9% Convertible Junior Subordinated Debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. For information about the first quarter 2016 purchase by our holding company of a portion of our 5% Notes and purchase by MGIC of a portion of our outstanding 9% Debentures, see “Debt at Our Holding Company and Holding Company Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of expected benefit payments under our benefit plans.

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

MGIC Investment Corporation - Q1 2016 | 52

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section C, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify interest rate this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2016, the modified duration of our fixed income investment portfolio was 4.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

53 | MGIC Investment Corporation - Q1 2016

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Our previously disclosed U.S. Tax Court case with the Internal Revenue Service has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing, and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al.

Item 1 A. Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as supplemented by Part II, Item I A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
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
The level of competition within the private mortgage insurance industry has intensified over the past several years and is not expected to diminish. We believe that we currently compete with other private mortgage insurers based on pricing, underwriting requirements, financial strength, customer relationships, name recognition, reputation, the strength of our management team and field organization, the ancillary products and services provided to lenders (including contract underwriting services), the depth of our databases covering insured loans and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.
Competitive pricing practices currently in the market include: (i) reductions in standard filed rates on borrower-paid policies, (ii) use by certain competitors of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); and (iii) use of customized rates (discounted from published rates) on lender-paid, single premium policies. The willingness of mortgage insurers to offer reduced pricing (through filed or customized rates) has been met with an increased demand from various lenders for reduced rate products. This has further intensified pricing competition.
We announced changes to our premium rates in January 2016 and March 2016, which became effective in April 2016. In general, the revisions decreased our filed premium rates on some higher-FICO score loans and increased our filed premium rates on some lower-FICO score loans. In addition to the revisions to our filed rates, we continue to use the authority set forth in our rate filings to negotiate customized premiums on a selective basis. We expect that our current premium rates will result in a modest decrease in our new insurance written, especially on lower-FICO score loans. We believe our pricing revisions will allow us to compete more effectively; however, there can be no assurance that pricing competition will not intensify further, which could result in a decrease in new insurance written and/or returns.
In each of 2015 and the first quarter of 2016, approximately 5% of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including premium rates higher than can be obtained from competitors, tightening of and adherence to our underwriting requirements, which may result in our declining to insure some of the loans originated by our customers, and insurance rescissions and curtailments that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our claims paying practices.

MGIC Investment Corporation - Q1 2016 | 54

Substantially all of our insurance written since 2008 has been for loans purchased by Fannie Mae and Freddie Mac (the “GSEs”). The current private mortgage insurer eligibility requirements (the “PMIERs”) of the GSEs require a mortgage insurer to maintain a minimum amount of assets to support its insured risk, as discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.” The PMIERs do not require an insurer to maintain minimum financial strength ratings. However, a downgrade in our financial strength ratings could have an adverse effect on us in many ways, including increased scrutiny of our financial condition by our customers, potentially resulting in a decrease in the amount of our new insurance written. In addition, we believe that financial strength ratings may be a significant consideration for participants seeking to secure credit enhancement in the non-GSE mortgage market. While this market has been limited since the financial crisis, it may grow in the future. Our ability to participate in the non-GSE mortgage market could depend on our ability to maintain and improve our investment grade ratings for our mortgage insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors, despite having recently been upgraded. For each of MGIC and MIC, the financial strength rating from Moody’s is Baa3 (with a stable outlook) and from Standard & Poor’s is BBB (with a stable outlook). It is possible that MGIC’s and MIC’s financial strength ratings could decline from these levels.
Financial strength ratings may also play a greater role if the GSEs no longer operate in their current capacities, for example, due to legislative or regulatory action. In addition, although the PMIERs do not require minimum financial strength ratings, the GSEs consider financial strength ratings to be important when utilizing forms of credit enhancement other than traditional mortgage insurance. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our mortgage insurance subsidiaries, our future new insurance written could be negatively affected.

Item 6. Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

55 | MGIC Investment Corporation - Q1 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 6, 2016.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2016 | 56

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit
10.2.16	Form of Amendment to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan*

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan.

57 | MGIC Investment Corporation - Q1 2016