Form 10-Q
period 2016-06-30
MGIC INVESTMENT CORP
filed 2016-08-01
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	July 29, 2016	340,641,277

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

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

3 | MGIC Investment Corporation - Q2 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2016	December 31, 2015
ASSETS
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2016 - $4,421,363; 2015 - $4,684,148)	$4,556,202	$4,657,561
Equity securities	9,876	5,645
Total investment portfolio	4,566,078	4,663,206
Cash and cash equivalents	300,974	181,120
Accrued investment income	39,709	40,224
Reinsurance recoverable on loss reserves (note 4)	45,215	44,487
Reinsurance recoverable on paid losses	4,773	3,319
Premiums receivable	46,602	48,469
Home office and equipment, net	30,800	30,095
Deferred insurance policy acquisition costs	16,680	15,241
Deferred income taxes, net (note 11)	617,266	762,080
Other assets	76,689	80,102
Total assets	$5,744,786	$5,868,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves (note 12)	$1,632,333	$1,893,402
Unearned premiums	308,424	279,973
Federal Home Loan Bank advance (note 3)	155,000	—
Convertible senior notes (note 3)	636,324	822,301
Convertible junior subordinated debentures (note 3)	256,872	389,522
Other liabilities	244,154	247,005
Total liabilities	3,233,107	3,632,203
Contingencies (note 5)
Shareholders’ equity (note 13):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2016 - 341,076; 2015 - 340,097; shares outstanding 2016 - 340,636; 2015 - 339,657)	341,076	340,097
Paid-in capital	1,660,666	1,670,238
Treasury stock at cost (shares - 440)	(3,362)	(3,362)
Accumulated other comprehensive income (loss), net of tax (note 9)	44,840	(60,880)
Retained earnings	468,459	290,047
Total shareholders’ equity	2,511,679	2,236,140
Total liabilities and shareholders’ equity	$5,744,786	$5,868,343
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2016 | 4

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues:
Premiums written:
Direct	$282,113	$261,404	$547,404	$526,816
Assumed	182	308	390	646
Ceded (note 4)	(32,280)	(34,937)	(66,498)	(66,231)
Net premiums written	250,015	226,775	481,296	461,231
Increase in unearned premiums, net	(18,559)	(13,267)	(28,499)	(30,435)
Net premiums earned	231,456	213,508	452,797	430,796
Investment income, net of expenses	27,248	25,756	55,057	49,876
Net realized investment gains (losses):
Total other-than-temporary impairment losses	—	—	—	—
Portion of losses recognized in comprehensive income, before taxes	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	—
Other realized investment gains	836	166	3,892	26,493
Net realized investment gains	836	166	3,892	26,493
Other revenue	3,994	3,699	10,367	6,179
Total revenues	263,534	243,129	522,113	513,344

Losses and expenses:
Losses incurred, net (note 12)	46,590	90,238	131,602	172,023
Change in premium deficiency reserve	—	(17,333)	—	(23,751)
Amortization of deferred policy acquisition costs	2,245	2,046	4,206	3,803
Other underwriting and operating expenses, net	35,348	35,829	75,125	75,097
Interest expense	12,244	17,373	26,945	34,735
Loss on debt extinguishment (note 3)	1,868	—	15,308	—
Total losses and expenses	98,295	128,153	253,186	261,907

Income before tax	165,239	114,976	268,927	251,437
Provision for income taxes (note 11)	56,018	1,322	90,515	4,707

Net income	$109,221	$113,654	$178,412	$246,730

Income per share (note 6)
Basic	$0.32	$0.33	$0.52	$0.73
Diluted	$0.26	$0.28	$0.43	$0.60

Weighted average common shares outstanding - basic (note 6)	340,678	339,705	340,411	339,406
Weighted average common shares outstanding - diluted (note 6)	446,139	439,127	450,354	439,200

See accompanying notes to consolidated financial statements.

5 | MGIC Investment Corporation - Q2 2016

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$109,221	$113,654	$178,412	$246,730
Other comprehensive income (loss), net of tax (note 9):
Change in unrealized investment gains and losses (note 7)	56,338	(63,646)	107,165	(44,083)
Benefit plan adjustments	(173)	(392)	(481)	(1,092)
Foreign currency translation adjustment	11	390	(964)	(1,624)
Other comprehensive income (loss), net of tax	56,176	(63,648)	105,720	(46,799)
Comprehensive income	$165,397	$50,006	$284,132	$199,931

See accompanying notes to consolidated financial statements

MGIC Investment Corporation - Q2 2016 | 6

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Common stock
Balance, beginning of period	$340,097	$340,047
Net common stock issued under share-based compensation plans	979	32
Balance, end of period	341,076	340,079

Paid-in capital
Balance, beginning of period	1,670,238	1,663,592
Net common stock issued under share-based compensation plans	(5,954)	(32)
Reissuance of treasury stock, net	—	(7,181)
Tax benefit from share-based compensation	115	2,568
Equity compensation	6,017	5,984
Reacquisition of convertible junior subordinated debentures-equity component (note 3)	(9,750)	—
Balance, end of period	1,660,666	1,664,931

Treasury stock
Balance, beginning of period	(3,362)	(32,937)
Reissuance of treasury stock, net	—	29,575
Balance, end of period	(3,362)	(3,362)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(60,880)	(81,341)
Other comprehensive income (loss), net of tax (note 9)	105,720	(46,799)
Balance, end of period	44,840	(128,140)

Retained earnings (deficit)
Balance, beginning of period	290,047	(852,458)
Net income	178,412	246,730
Reissuance of treasury stock, net	—	(29,496)
Balance, end of period	468,459	(635,224)

Total shareholders’ equity	$2,511,679	$1,238,284

See accompanying notes to consolidated financial statements.

7 | MGIC Investment Corporation - Q2 2016

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$178,412	$246,730
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,477	23,938
Deferred tax expense (benefit)	88,157	(13)
Realized investment gains, net	(3,892)	(26,493)
Excess tax benefits related to share-based compensation	(115)	(2,568)
Payment of original issue discount-convertible junior subordinated debentures	(41,540)	—
Change in certain assets and liabilities:
Accrued investment income	515	(4,043)
Prepaid insurance premium	48	(10,462)
Reinsurance recoverable on loss reserves	(728)	4,385
Reinsurance recoverable on paid losses	(1,454)	506
Premium receivable	1,867	4,974
Deferred insurance policy acquisition costs	(1,439)	(1,920)
Profit commission receivable	(2,793)	(50,957)
Loss reserves	(261,069)	(286,046)
Premium deficiency reserve	—	(23,751)
Unearned premiums	28,451	40,874
Return premium accrual	(7,300)	(3,500)
Income taxes payable - current	523	526
Other	(13,063)	27,929
Net cash used in operating activities	(6,943)	(59,891)

Cash flows from investing activities:
Purchases of investments:
Fixed maturities	(723,409)	(1,499,319)
Equity securities	(3,128)	(39)
Proceeds from sales of fixed maturities	649,776	1,218,688
Proceeds from maturity of fixed maturities	313,484	298,618
Proceeds from sale of equity securities	2,525	—
Net increase in payable for securities	24,519	41,762
Net decrease in restricted cash	—	17,212
Additions to property and equipment	(2,724)	(1,711)
Net cash provided by investing activities	261,043	75,211

Cash flows from financing activities:
Proceeds from issuance of long-term debt	155,000	—
Purchase of convertible senior notes	(188,501)	—
Purchase of convertible junior subordinated debentures-liability component	(91,110)	—
Purchase of convertible junior subordinated debentures-equity component	(9,750)	—
Excess tax benefits related to share-based compensation	115	2,568
Net cash (used in) provided by financing activities	(134,246)	2,568

Net increase in cash and cash equivalents	119,854	17,888
Cash and cash equivalents at beginning of period	181,120	197,882
Cash and cash equivalents at end of period	$300,974	$215,770
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2016 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Accounting for Share-Based Compensation When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued updated guidance to resolve diversity in practice concerning employee share-based compensation that contains performance targets that could be achieved after the requisite service period. No explicit guidance on how to account for these types of performance share-based compensation awards existed prior to this update. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The updated guidance was effective for reporting periods after December 15, 2015. The adoption of this guidance as of March 31, 2016, with application to awards granted in 2016, is not expected to have a material impact on our consolidated financial statements.

9 | MGIC Investment Corporation - Q2 2016

Prospective Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance that requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial instruments. Entities will be required to utilize a current expected credit losses (“CECL”) methodology that incorporates their forecasts of future economic conditions into its loss estimate unless such forecast is not reasonable and supportable in which case the entity will revert to historical loss experience. Any allowance for CECL reduces the amortized cost basis of the financial instrument to the amount an entity expects to collect. For most financial instruments in scope, recognition of credit losses will generally accelerate as entities will effectively recognize losses when the instruments are originated or purchased. The updated guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore will require significant judgment in application. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements or disclosures.

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

MGIC Investment Corporation - Q2 2016 | 10

Note 3 – Debt

2016 debt transactions
During the first half of 2016, market conditions allowed us to complete a series of transactions that repositioned the maturity profile of our debt and lowered our interest expense. These transactions, including the amounts and accounting impacts, are discussed below.

5% Convertible Senior Notes
During the first six months of 2016, we purchased $188.5 million in par value of our 5% Convertible Senior Notes (the “5% Notes”) due in 2017 at a purchase price of $195.5 million, plus accrued interest using funds held at our holding company. The excess of the purchase price over par value is reflected as a loss on debt extinguishment and outstanding debt issuance costs on the purchased debt were recognized as interest expense on our consolidated statement of operations for the three and six months ended June 30, 2016. The purchases of the 5% Notes reduced our potentially dilutive shares by approximately 14.0 million shares.

9% Convertible Junior Subordinated Debentures
In February 2016, MGIC purchased $132.7 million of par value of our 9% Convertible Junior Subordinated Debentures (the “9% Debentures”) due in 2063 at a purchase price of $150.7 million, plus accrued interest. The 9% Debentures include a conversion feature that allows us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures. The accounting standards applicable to extinguishment of debt with a cash conversion feature require the consideration paid to be allocated between the extinguishment of the liability component and reacquisition of the equity component. The purchase of the 9% Debentures resulted in an $8.3 million loss on debt extinguishment on the consolidated statement of operations for the six months ended June 30, 2016, which represents the difference between the fair value and the carrying value of the liability component on the purchase date. In addition, our shareholders’ equity was separately reduced by $9.8 million related to the reacquisition of the equity component. For GAAP accounting purposes, the 9% Debentures owned by MGIC are considered retired and are eliminated in our consolidated financial statements and the underlying common stock equivalents, approximately 9.8 million shares, are not included in the computation of diluted shares.

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

The impact of the reclassification of debt issuance costs on our outstanding debt obligations as of December 31, 2015 is as follows.

	December 31, 2015
(In millions)	As previously reported	Adjustment	As Adjusted
Convertible Senior Notes, interest at 5% per annum, due May 2017	$333.5	$(2.0)	$331.5
Convertible Senior Notes, interest at 2% per annum, due April 2020	500.0	(9.2)	490.8
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063	389.5	—	389.5
Total long-term debt	$1,223.0	$(11.2)	$1,211.8

11 | MGIC Investment Corporation - Q2 2016

The principal amounts of our debt obligations and their aggregate carrying value as of June 30, 2016 and December 31, 2015 were as follows.

(In millions)	June 30, 2016	December 31, 2015
FHLB Advance, interest at 1.91% per annum, due February 2023	$155.0	$—
Convertible Senior Notes, interest at 5% per annum, due May 2017 (1)	145.0	333.5
Convertible Senior Notes, interest at 2% per annum, due April 2020 (2) (3)	500.0	500.0
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063 (4)	256.9	389.5
Long-term debt, par value	1,056.9	1,223.0
Less: Debt issuance costs on convertible senior notes	(8.7)	(11.2)
Long-term debt, carrying value	$1,048.2	$1,211.8

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

The Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. As of June 30, 2016, we had approximately $217 million in cash and investments at our holding company. The net unrealized gains on our holding company investment portfolio were approximately $0.5 million as of June 30, 2016. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 1.4 years at June 30, 2016.
Interest payments on our debt obligations appear below.

	Six Months Ended June 30,
(In millions)	2016	2015
FHLB Advance, interest at 1.91% per annum, due February 2023	$0.9	$—
Senior Notes, interest at 5.375% per annum, due November 2015	—	1.7
Convertible Senior Notes, interest at 5% per annum, due May 2017	6.9	8.6
Convertible Senior Notes, interest at 2% per annum, due April 2020	5.0	5.0
Convertible Junior Subordinated Debentures, interest at 9% per annum, due April 2063	15.9	17.5
Total interest payments	$28.7	$32.8

MGIC Investment Corporation - Q2 2016 | 12

Note 4 – Reinsurance

The effect of all reinsurance agreements on premiums earned and losses incurred is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Premiums earned:
Direct	$263,566	$240,171	$518,953	$485,919
Assumed	182	308	390	646
Ceded	(32,292)	(26,971)	(66,546)	(55,769)
Net premiums earned	$231,456	$213,508	$452,797	$430,796

Losses incurred:
Direct	$54,863	$95,710	$147,295	$183,746
Assumed	339	198	440	766
Ceded	(8,612)	(5,670)	(16,133)	(12,489)
Net losses incurred	$46,590	$90,238	$131,602	$172,023

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

A summary of our quota share reinsurance agreements, excluding captive agreements, for the three and six months ended June 30, 2016 and 2015 appears as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
2013 QSR Transaction
Ceded premiums written, net of profit commission	n/a	$30,919	n/a	$58,055
Ceded premiums earned, net of profit commission	n/a	22,954	n/a	47,567
Ceded losses incurred	n/a	1,187	n/a	6,060
Ceding commissions (1)	n/a	11,681	n/a	21,803
Profit commission	n/a	27,483	n/a	50,957

2015 QSR Transaction (Effective July 1, 2015)
Ceded premiums written, net of profit commission (2)	$29,961	n/a	$61,627	n/a
Ceded premiums earned, net of profit commission (2)	29,961	n/a	61,627	n/a
Ceded losses incurred	6,070	n/a	14,583	n/a
Ceding commissions (1)	11,946	n/a	23,522	n/a
Profit commission	29,767	n/a	55,982	n/a

(1)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

(2)	Effective July 1, 2015 premiums are ceded on an earned and received basis as defined in our 2015 QSR Transaction.

Under the terms of the 2015 QSR Transaction, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The reinsurance premium due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

13 | MGIC Investment Corporation - Q2 2016

The reinsurance recoverable on loss reserves related to our 2015 QSR Transaction was $22 million as of June 30, 2016 and $11 million as of December 31, 2015. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Captive reinsurance
In the past, MGIC also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) in 2013 and with the Minnesota Department of Commerce (the “MN Department”) in 2015, MGIC has agreed to not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years subsequent to the respective settlements. In accordance with the CFPB settlement, all of our active captive arrangements were placed into run-off. In addition, the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise.

Captive agreements were generally written on an annual book of business and each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts, and the trust accounts are made up of capital deposits by the captive reinsurers, premium deposits by MGIC, and investment income earned. The reinsurance recoverable on loss reserves related to captive agreements was $23 million as of June 30, 2016, which was supported by $109 million of trust assets, while as of December 31, 2015, the reinsurance recoverable on loss reserves related to captive agreements was $34 million, which was supported by $137 million of trust assets.

Note 5 – Litigation and Contingencies

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In 2015 and the first half of 2016, curtailments reduced our average claim paid by approximately 6.7% and 5.5%, respectively.

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

When the insured disputes our right to curtail claims or rescind coverage, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately would be determined by legal proceedings.

Until a liability associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes. Under ASC 450-20, an estimated loss from such discussions and proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. In such cases, we have recorded our best estimate of our probable loss. If we are not able to implement settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $193 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.

Mortgage insurers, including MGIC, have been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA.

For MGIC, while these proceedings in the aggregate have not resulted in material liability, were there to be future proceedings under these laws, there can be no assurance that the outcome would not have a material adverse affect on us. In addition, various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring other actions seeking various forms of relief in connection with alleged violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

MGIC Investment Corporation - Q2 2016 | 14

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Net income	$109,221	$113,654	$178,412	$246,730
Weighted average common shares outstanding	340,678	339,705	340,411	339,406
Basic income per share	$0.32	$0.33	$0.52	$0.73

Diluted earnings per share:
Net income	$109,221	$113,654	$178,412	$246,730
Interest expense, net of tax (1):
2% Convertible Senior Notes due 2020	1,982	3,049	3,964	6,098
5% Convertible Senior Notes due 2017	1,728	4,692	4,406	9,384
9% Convertible Junior Subordinated Debentures due 2063	3,757	—	8,379	—
Diluted income available to common shareholders	$116,688	$121,395	$195,161	$262,212

Weighted average shares - basic	340,678	339,705	340,411	339,406
Effect of dilutive securities:
Unvested restricted stock units	1,209	1,831	1,444	2,203
2% Convertible Senior Notes due 2020	71,917	71,917	71,917	71,917
5% Convertible Senior Notes due 2017	13,307	25,674	15,449	25,674
9% Convertible Junior Subordinated Debentures due 2063	19,028	—	21,133	—
Weighted average shares - diluted	446,139	439,127	450,354	439,200
Diluted income per share	$0.26	$0.28	$0.43	$0.60

Antidilutive securities (in millions)	—	28.9	—	28.9

(1)
Due to the valuation allowance recorded against deferred tax assets, the three and six months ended June 30, 2015 were not tax effected. The three and six months ended June 30, 2016 have been tax effected at a rate of 35%.

15 | MGIC Investment Corporation - Q2 2016

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2016 and December 31, 2015 are shown below.

June 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,860	$2,276	$(806)	$61,330
Obligations of U.S. states and political subdivisions	1,968,194	109,789	(531)	2,077,452
Corporate debt securities	1,704,917	31,769	(6,721)	1,729,965
Asset-backed securities	104,221	236	(50)	104,407
Residential mortgage-backed securities	241,314	600	(3,574)	238,340
Commercial mortgage-backed securities	281,502	3,547	(891)	284,158
Collateralized loan obligations	61,355	44	(849)	60,550
Total debt securities	4,421,363	148,261	(13,422)	4,556,202
Equity securities	6,228	3,651	(3)	9,876
Total investment portfolio	$4,427,591	$151,912	$(13,425)	$4,566,078

December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,393	$2,133	$(1,942)	$160,584
Obligations of U.S. states and political subdivisions	1,766,407	33,410	(7,290)	1,792,527
Corporate debt securities	2,046,697	2,836	(44,770)	2,004,763
Asset-backed securities	116,764	56	(203)	116,617
Residential mortgage-backed securities	265,879	161	(8,392)	257,648
Commercial mortgage-backed securities	237,304	162	(3,975)	233,491
Collateralized loan obligations	61,345	3	(1,148)	60,200
Debt securities issued by foreign sovereign governments	29,359	2,474	(102)	31,731
Total debt securities	4,684,148	41,235	(67,822)	4,657,561
Equity securities	5,625	38	(18)	5,645
Total investment portfolio	$4,689,773	$41,273	$(67,840)	$4,663,206

(1)	At June 30, 2016 and December 31, 2015, there were no other-than-temporary impairment losses recorded in other comprehensive income.

During the first quarter of 2016, we substantially liquidated our Australian entities and repatriated most assets, including proceeds from the monetization of our Australian investment portfolio. As of June 30, 2016 we held no investments in foreign sovereign governments.

As discussed in Note 3 - “Debt” we are required to maintain collateral of at least 102% of the outstanding principal balance of the Advance. As of June 30, 2016 we pledged eligible collateral with a total fair value of $166.6 million.

MGIC Investment Corporation - Q2 2016 | 16

The amortized cost and fair values of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

June 30, 2016
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$272,706	$273,365
Due after one year through five years	1,143,174	1,163,590
Due after five years through ten years	1,128,998	1,156,648
Due after ten years	1,188,093	1,275,144
	$3,732,971	$3,868,747

Asset-backed securities	104,221	104,407
Residential mortgage-backed securities	241,314	238,340
Commercial mortgage-backed securities	281,502	284,158
Collateralized loan obligations	61,355	60,550
Total as of June 30, 2016	$4,421,363	$4,556,202

At June 30, 2016 and December 31, 2015, the investment portfolio had gross unrealized losses of $13.4 million and $67.8 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

June 30, 2016	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,996	$(806)	$—	$—	$8,996	$(806)
Obligations of U.S. states and political subdivisions	30,347	(303)	15,842	(228)	46,189	(531)
Corporate debt securities	110,610	(2,341)	167,209	(4,381)	277,819	(6,722)
Asset-backed securities	13,440	(45)	8,047	(5)	21,487	(50)
Residential mortgage-backed securities	2,383	(68)	203,939	(3,505)	206,322	(3,573)
Commercial mortgage-backed securities	33,169	(553)	38,382	(338)	71,551	(891)
Collateralized loan obligations	—	—	52,050	(849)	52,050	(849)
Equity securities	—	—	154	(3)	154	(3)
Total	$198,945	$(4,116)	$485,623	$(9,309)	$684,568	$(13,425)

17 | MGIC Investment Corporation - Q2 2016

December 31, 2015	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,548	$(1,467)	$1,923	$(475)	$62,471	$(1,942)
Obligations of U.S. states and political subdivisions	417,615	(6,404)	37,014	(886)	454,629	(7,290)
Corporate debt securities	1,470,628	(38,519)	114,982	(6,251)	1,585,610	(44,770)
Asset-backed securities	86,604	(173)	5,546	(30)	92,150	(203)
Residential mortgage-backed securities	35,064	(312)	209,882	(8,080)	244,946	(8,392)
Commercial mortgage-backed securities	134,488	(2,361)	69,927	(1,614)	204,415	(3,975)
Collateralized loan obligations	—	—	51,750	(1,148)	51,750	(1,148)
Debt securities issued by foreign sovereign governments	4,463	(102)	—	—	4,463	(102)
Equity securities	355	(8)	171	(10)	526	(18)
Total	$2,209,765	$(49,346)	$491,195	$(18,494)	$2,700,960	$(67,840)
The unrealized losses in all categories of our investments at June 30, 2016 and December 31, 2015 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase. There were 211 and 303 securities in an unrealized loss position at June 30, 2016 and December 31, 2015, respectively.

During each of the three and six months ended June 30, 2016 and 2015 there were no other-than-temporary impairments (“OTTI”) recognized.   The net realized investment gains on the investment portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Realized investment gains (losses) on investments:
Fixed maturities	$831	$161	$3,886	$26,485
Equity securities	5	5	6	8
Net realized investment gains	$836	$166	$3,892	$26,493

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Realized investment gains (losses) on investments:
Gains on sales	$1,404	$785	$5,509	$27,991
Losses on sales	(568)	(619)	(1,617)	(1,498)
Net realized investment gains	$836	$166	$3,892	$26,493

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

MGIC Investment Corporation - Q2 2016 | 18

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

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or from par values for certain equity securities restricted in their ability to be redeemed or sold. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain equity securities that can only be redeemed or sold at their par value and only to the security issuer and certain state premium tax credit investments. The state premium tax credit investments have an average maturity of less than 2 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.1%. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

19 | MGIC Investment Corporation - Q2 2016

Fair value measurements for assets measured at fair value included the following as of June 30, 2016 and December 31, 2015:
June 30, 2016

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,330	$14,678	$46,652	$—
Obligations of U.S. states and political subdivisions	2,077,452	—	2,076,396	1,056
Corporate debt securities	1,729,965	—	1,729,965	—
Asset-backed securities	104,407	—	104,407	—
Residential mortgage-backed securities	238,340	—	238,340	—
Commercial mortgage-backed securities	284,158	—	284,158	—
Collateralized loan obligations	60,550	—	60,550	—
Total debt securities	4,556,202	14,678	4,540,468	1,056
Equity securities (1)	9,876	2,936	—	6,940
Total investment portfolio	$4,566,078	$17,614	$4,540,468	$7,996
Real estate acquired (2)	$9,642	$—	$—	$9,642

December 31, 2015

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,584	$46,197	$114,387	$—
Obligations of U.S. states and political subdivisions	1,792,527	—	1,791,299	1,228
Corporate debt securities	2,004,763	—	2,004,763	—
Asset-backed securities	116,617	—	116,617	—
Residential mortgage-backed securities	257,648	—	257,648	—
Commercial mortgage-backed securities	233,491	—	233,491	—
Collateralized loan obligations	60,200	—	60,200	—
Debt securities issued by foreign sovereign governments	31,731	31,731	—	—
Total debt securities	4,657,561	77,928	4,578,405	1,228
Equity securities (1)	5,645	2,790	—	2,855
Total investment portfolio	$4,663,206	$80,718	$4,578,405	$4,083
Real estate acquired (2)	$12,149	$—	$—	$12,149

(1)	Certain equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.
There were no transfers of securities between Level 1 and Level 2 during the first six months of 2016.

MGIC Investment Corporation - Q2 2016 | 20

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2016 and 2015 is shown in the following tables. There were no transfers into or out of Level 3 in those periods and there were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Three Months Ended June 30, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at March 31, 2016	$1,192	$3,421	$4,613	$12,849
Total realized/unrealized gains (losses):
Included in other comprehensive income	—	3,519	3,519	—
Included in earnings and reported as losses incurred, net	—	—	—	651
Purchases	—	—	—	6,748
Sales	(136)	—	(136)	(10,606)
Balance at June 30, 2016	$1,056	$6,940	$7,996	$9,642

Three Months Ended June 30, 2015
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at March 31, 2015	$1,791	$321	$2,112	$10,897
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	31
Purchases	—	—	—	5,917
Sales	(157)	—	(157)	(8,850)
Balance at June 30, 2015	$1,634	$321	$1,955	$7,995

Six Months Ended June 30, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2015	$1,228	$2,855	$4,083	$12,149
Total realized/unrealized gains (losses):
Included in other comprehensive income	—	3,519	3,519	—
Included in earnings and reported as losses incurred, net	—	—	—	358
Purchases	—	3,091	3,091	19,015
Sales	(172)	(2,525)	(2,697)	(21,880)
Balance at June 30, 2016	$1,056	$6,940	$7,996	$9,642

Six Months Ended June 30, 2015
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2014	$1,846	$321	$2,167	$12,658
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(472)
Purchases	7	—	7	16,714
Sales	(219)	—	(219)	(20,905)
Balance at June 30, 2015	$1,634	$321	$1,955	$7,995

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

21 | MGIC Investment Corporation - Q2 2016

Financial Liabilities Not Measured at Fair Value
We incur financial liabilities in the normal course of our business. The following tables present the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at June 30, 2016 and December 31, 2015. The fair values of our Convertible Senior Notes and Convertible Junior Subordinated Debentures were based on observable market prices and the fair value of the Federal Home Loan Bank Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements, and in all cases they are categorized as Level 2.

June 30, 2016
(In thousands)	Carrying Value	Fair Value
Financial liabilities:
FHLB Advance due 2023	$155,000	$160,025
Convertible Senior Notes due 2017	144,470	150,070
Convertible Senior Notes due 2020	491,854	554,670
Convertible Junior Subordinated Debentures due 2063	256,872	285,244
Total Debt	$1,048,196	$1,150,009

December 31, 2015
(In thousands)	Carrying Value	Fair Value
Financial liabilities:

Convertible Senior Notes due 2017	$331,546	$345,616
Convertible Senior Notes due 2020	490,755	701,955
Convertible Junior Subordinated Debentures due 2063	389,522	455,067
Total Debt	$1,211,823	$1,502,638

Note 9 – Other Comprehensive Income

The pretax components of our other comprehensive income (loss) and the related income tax (expense) benefit for the three and six months ended June 30, 2016 and 2015 are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net unrealized holding gains (losses) arising during the period	$86,674	$(64,118)	$165,058	$(44,397)
Income tax (expense) benefit	(30,336)	22,362	(57,893)	15,486
Valuation allowance (1)	—	(21,890)	—	(15,172)
Net of taxes	56,338	(63,646)	107,165	(44,083)

Net changes in benefit plan assets and obligations	(266)	(392)	(740)	(1,092)
Income tax benefit	93	137	259	382
Valuation allowance (1)	—	(137)	—	(382)
Net of taxes	(173)	(392)	(481)	(1,092)

Net changes in unrealized foreign currency translation adjustment	16	598	(1,480)	(2,504)
Income tax (expense) benefit	(5)	(208)	516	880
Net of taxes	11	390	(964)	(1,624)

Total other comprehensive income (loss)	86,424	(63,912)	162,838	(47,993)
Total income tax (expense) benefit, net of valuation allowance	(30,248)	264	(57,118)	1,194
Total other comprehensive income (loss), net of tax	$56,176	$(63,648)	$105,720	$(46,799)

(1)	See Note 11 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

MGIC Investment Corporation - Q2 2016 | 22

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive loss to our consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Reclassification adjustment for net realized gains (losses) (1)	$98	$477	$710	$11,711
Income tax expense	(34)	(161)	(126)	(4,092)
Valuation allowance (2)	—	122	—	4,048
Net of taxes	64	438	584	11,667

Reclassification adjustment related to benefit plan assets and obligations (3)	266	392	740	1,092
Income tax expense	(93)	(137)	(259)	(382)
Valuation allowance (2)	—	137	—	382
Net of taxes	173	392	481	1,092

Reclassification adjustment related to foreign currency (4)	—	—	1,467	—
Income tax expense	—	—	(513)	—
Net of taxes	—	—	954	—

Total reclassifications	364	869	2,917	12,803
Total income tax expense, net of valuation allowance	(127)	(39)	(898)	(44)
Total reclassifications, net of tax	$237	$830	$2,019	$12,759

(1)	Increases (decreases) Net realized investment gains on the consolidated statements of operations.

(2)	See Note 11 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

(3)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

(4)	Increases (decreases) Other revenue on the consolidated statements of operations.

Changes in our accumulated other comprehensive income (loss), including amounts reclassified from other comprehensive income (loss), for the six months ended June 30, 2016 are included in the table below.

	Six Months Ended June 30, 2016
(In thousands)	Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total accumulated other comprehensive income (loss)
Balance at December 31, 2015, net of tax	$(17,148)	$(44,652)	$920	$(60,880)
Other comprehensive income (loss) before reclassifications	107,749	—	(10)	107,739
Less: Amounts reclassified from accumulated other comprehensive income (loss)	584	481	954	2,019
Balance at June 30, 2016, net of tax	$90,017	$(45,133)	$(44)	$44,840

23 | MGIC Investment Corporation - Q2 2016

Note 10 – Benefit Plans

The following tables provide the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended June 30,
(In thousands)	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Service cost	$2,402	$2,680	$201	$214
Interest cost	4,024	4,016	180	171
Expected return on plan assets	(4,865)	(5,259)	(1,221)	(1,247)
Recognized net actuarial loss (gain)	1,567	1,533	—	(53)
Amortization of prior service cost	(171)	(211)	(1,663)	(1,663)
Net periodic benefit cost (benefit)	$2,957	$2,759	$(2,503)	$(2,578)

	Six Months Ended June 30,
(In thousands)	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Service cost	$4,565	$5,128	$376	$416
Interest cost	7,953	7,924	352	349
Expected return on plan assets	(9,754)	(10,554)	(2,443)	(2,495)
Recognized net actuarial loss (gain)	2,928	2,742	—	(88)
Amortization of prior service cost	(343)	(422)	(3,325)	(3,325)
Net periodic benefit cost (benefit)	$5,349	$4,818	$(5,040)	$(5,143)

We currently intend to make contributions totaling $11.4 million to our qualified pension plan and supplemental executive retirement plan in 2016, of which $2.6 million has been contributed through June 30, 2016.

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
The effect of the change in valuation allowance on the provision for income taxes was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Provision for income tax	$56,018	$39,991	$90,515	$87,874
Change in valuation allowance	—	(38,669)	—	(83,167)
Provision for income taxes	$56,018	$1,322	$90,515	$4,707
The change in the valuation allowance that was included in other comprehensive income for the three and six months ended June 30, 2015 was an increase of $22.0 million and $15.6 million, respectively.

We have approximately $1.7 billion of net operating loss (“NOL”) carryforwards on a regular tax basis and $0.8 billion of NOL carryforwards for computing the alternative minimum tax as of June 30, 2016. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

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

MGIC Investment Corporation - Q2 2016 | 24

that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed these assessments within the IRS and in August 2010, we reached a tentative settlement agreement with the IRS which was not finalized.

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at June 30, 2016, there would also be interest related to these matters of approximately $191.2 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.
We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing, and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of June 30, 2016, those state taxes and interest would approximate $49.7 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of June 30, 2016 is $107.6 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 15 – “Capital Requirements.”

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $94.2 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of June 30, 2016 and December 31, 2015, we had accrued $28.3 million and $27.8 million, respectively, for the payment of interest.

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

25 | MGIC Investment Corporation - Q2 2016

The following table provides a reconciliation of beginning and ending loss reserves for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
(In thousands)	2016	2015
Reserve at beginning of period	$1,893,402	$2,396,807
Less reinsurance recoverable	44,487	57,841
Net reserve at beginning of period	1,848,915	2,338,966

Losses incurred:
Losses and LAE incurred in respect of defaults related to:
Current year	196,543	223,564
Prior years (1)	(64,941)	(51,541)
Subtotal	131,602	172,023

Losses paid:
Losses and LAE paid in respect of defaults related to:
Current year	1,396	2,382
Prior years	392,007	451,317
Reinsurance terminations (2)	(4)	(15)
Subtotal	393,399	453,684

Net reserve at end of period	1,587,118	2,057,305
Plus reinsurance recoverables	45,215	53,456

Reserve at end of period	$1,632,333	$2,110,761

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves.

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

Losses incurred on defaults received in the current year decreased in the first six months of 2016 compared to the same period in 2015, primarily due to a decrease in the number of new defaults, net of related cures.

The prior year development of the reserves in the first six months of 2016 and 2015 is reflected in the following table.

	Six months ended June 30,
(In millions)	2016	2015
Decrease in estimated claim rate on primary defaults	$(76)	$(59)
Increase in estimated severity on primary defaults	17	15
Change in estimates related to pool reserves, LAE reserves and reinsurance	(6)	(8)
Total prior year loss development (1)	$(65)	$(52)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

MGIC Investment Corporation - Q2 2016 | 26

For the six months ended June 30, 2016 and 2015 we experienced favorable prior year loss reserve development. This development was, in part, due to the resolution of approximately 43% and 41% of the prior year default inventory during the six months ended June 30, 2016 and 2015, respectively.  During the first six months of 2016, we experienced improved cure rates on prior year defaults, which was offset in part by an increase in severity on the prior year defaults. In addition to the resolution of defaults, the first six months of 2015 were also favorably impacted by $20 million due to re-estimation of previously recorded reserves relating to disputes on our claims paying practices and adjustments to incurred but not reported losses (IBNR).  The favorable development in the first six months of 2015 was offset, in part, by an increase in the severity on prior year defaults remaining in the delinquent inventory.

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

During the first half of 2016, our losses paid included $51 million associated with settlements for claims paying practices and nonperforming loan sales. These settlements reduced our delinquent inventory by 1,273 notices. These settlements had no material impact on our losses incurred, net.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2016 and December 31, 2015 and approximated $97 million and $102 million, respectively. This liability was included in “Other liabilities” on our consolidated balance sheets.

Delinquent inventory
A rollforward of our primary default inventory for the three and six months ended June 30, 2016 and 2015 appears in the following table. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Default inventory at beginning of period	55,590	72,236	62,633	79,901
New notices	16,080	17,451	32,811	36,347
Cures	(15,640)	(17,897)	(34,693)	(39,664)
Paids (including those charged to a deductible or captive)	(3,195)	(4,140)	(6,568)	(8,713)
Rescissions and denials	(142)	(172)	(352)	(393)
Other items removed from inventory	(135)	(1,121)	(1,273)	(1,121)
Default inventory at end of period	52,558	66,357	52,558	66,357
The decrease in the primary default inventory experienced during 2016 and 2015 was generally across all markets and primarily in book years 2008 and prior. As of June 30, 2016 the percentage of loans in the inventory that have been in default for 12 or more consecutive months remained consistent compared with the prior year end and declined compared to one year prior, as shown in the following table. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months and the number of loans in our primary claims received inventory have been affected by our suspended rescissions and the resolution of certain of those rescissions discussed below and in Note 5 – “Litigation and Contingencies.”

Consecutive months in default	June 30, 2016		December 31, 2015		June 30, 2015
3 months or less	11,547	22%	13,053	21%	12,545	19%
4 - 11 months	12,680	24%	15,763	25%	15,487	23%
12 months or more (1)	28,331	54%	33,817	54%	38,325	58%
Total primary default inventory	52,558	100%	62,633	100%	66,357	100%

Primary claims received inventory included in ending default inventory	1,829	3%	2,769	4%	3,440	5%

(1)
Approximately 49%, 50%, and 51% of the primary default inventory in default for 12 consecutive months or more has been in default for at least 36 consecutive months as of June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

27 | MGIC Investment Corporation - Q2 2016

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of payments delinquent	June 30, 2016		December 31, 2015		June 30, 2015
3 payments or less	17,299	33%	20,360	33%	19,274	29%
4 - 11 payments	12,746	24%	15,092	24%	15,710	24%
12 payments or more	22,513	43%	27,181	43%	31,373	47%
Total primary default inventory	52,558	100%	62,633	100%	66,357	100%
Pool insurance default inventory decreased to 2,024 at June 30, 2016 from 2,739 at December 31, 2015. The pool insurance default inventory was 3,129 at June 30, 2015.

Claims paying practices
Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2016 and December 31, 2015 the estimate of this liability totaled $5 million and $7 million, respectively. This liability was included in “Other liabilities” on our consolidated balance sheets.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

Note 13 – Shareholders’ Equity

Capital transactions
As described in Note 3 - “Debt” the purchase of a portion of our 9% Debentures by MGIC, and corresponding elimination of the purchased 9% Debentures in consolidation, resulted in a reduction to our consolidated shareholders’ equity of approximately $9.8 million as of June 30, 2016. This reduction represents the allocated portion of the consideration paid to reacquire the equity component of the 9% Debentures. The reduction was recognized in paid-in capital and was less than the amount ascribed to paid-in capital at original issuance of the 9% Debentures.

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

MGIC Investment Corporation - Q2 2016 | 28

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

The number of shares granted to employees and the weighted average fair value per share during the periods presented were (shares in thousands):

	Six months ended June 30,
	2016		2015
	Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
RSUs subject to performance conditions	1,257	$5.66	1,114	$8.99
RSUs subject only to service conditions	433	5.67	410	8.99

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

Based on our interpretation of the PMIERs, as of June 30, 2016, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

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

At June 30, 2016, MGIC’s risk-to-capital ratio was 11.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.3 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At June 30, 2016, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 13.2 to 1. Reinsurance agreements with an affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliate, additional capital contributions to the reinsurance affiliate could be needed.

In each of the first and second quarter of 2016 MGIC received approval from the OCI to pay a $16 million dividend to our holding company, which were paid in April and June, respectively, its first dividends since 2008. Any additional dividends paid by MGIC to our holding company in 2016 would require OCI approval under the adjusted statutory net income regulations discussed below.

29 | MGIC Investment Corporation - Q2 2016

MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered. For the year ended December 31, 2015, MGIC’s statutory net income was reduced by $444 million to account for the increase in contingency reserves.
The NAIC previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements. We are currently evaluating the impact of the framework contained in the exposure draft, including the potential impact of certain items that have not yet been completely addressed by the framework which include: the treatment of ceded risk, minimum capital floors, and action level triggers.

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

MGIC Investment Corporation - Q2 2016 | 30

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

OVERVIEW
Through our subsidiary MGIC, we are a leading provider of private mortgage insurance in the United States, as measured by $177.5 billion of primary insurance in force at June 30, 2016. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. We refer to this Discussion as the “10-K MD&A.”
Financial performance of MGIC Investment Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2016	2015	Change	2016	2015	Change
Selected statement of operations data (unaudited)
Total revenues	$263.5	$243.1	8%	$522.1	$513.3	2%
Losses incurred, net	46.6	90.2	(48)%	131.6	172.0	(23)%
Loss on debt extinguishment	1.9	—	N/M	15.3	—	N/M
Income before tax	165.2	115.0	44%	268.9	251.4	7%
Provision for taxes	56.0	1.3	N/M	90.5	4.7	N/M
Net income	109.2	113.7	(4)%	178.4	246.7	(28)%
Diluted earnings per share	$0.26	$0.28	(7)%	$0.43	$0.60	(28)%

Business Overview
Net income for the three and six months ended June 30, 2016 decreased by 4% and 28%, respectively, compared to the prior year, primarily due to effects in 2016 of the recognition of a full tax provision as well as losses from debt repurchase activity. The impact of these items on our net income for the three and six months ended June 30, 2016 compared to the prior year was partially offset by a reduction in our losses incurred, net, and higher revenues.

Total revenues for the three and six months ended June 30, 2016 increased 8% and 2%, respectively, compared to the prior year, driven by an increase in net premiums earned and higher investment income. Net premiums earned of $231.5 million and $452.8 million, for the three and six months ended June 30, 2016, respectively, increased by 8% and 5% compared to the respective prior year periods due to a decrease in our premium refund estimates and an increase in earned premiums on single premium policies due to increased cancellation activity. Investment income, net of expenses, increased 6% and 10%, respectively, compared with the prior year, reflecting a higher investment yield on our investment portfolio. For the six months ended June 30, 2016, these increases were partially offset by lower realized investment gains compared to the prior year, reflecting the higher investment sales activity in the first quarter of 2015 under favorable market conditions.

Losses incurred, net for the three and six months ended June 30, 2016 decreased by 48% and 23%, respectively, compared to the prior year, driven by higher favorable prior year primary loss reserve development resulting from a decrease in the claim rate on items remaining in the default inventory from the respective prior year end, as well as fewer new notices in each of the second quarter and first six months of 2016 compared to the prior year periods. Through the first six months of 2016, the claim rate on new notices was approximately 13%, which is relatively consistent with the prior year period.

31 | MGIC Investment Corporation - Q2 2016

Loss on debt extinguishment during the three and six months ended June 30, 2016 reflects the repurchases we executed in the first half of 2016 to reposition the maturity profile of our debt and reduce potentially dilutive shares. We purchased a portion of our outstanding debt at amounts above our carrying value for our 5% Convertible Senior Notes (5% Notes) and above fair value of the liability component for our Convertible Junior Subordinated Debentures (9% Debentures), resulting in the recognition of losses. See Note 3 - “Debt” to our consolidated financial statements for further discussion of the accounting for these transactions. Further, we will continue to assess opportunities to enhance our capital position, improve our debt profile and liquidity, and reduce potential dilution through additional debt transactions, which could result in additional losses in 2016.

The difference in Provision for taxes in the three and six months ended June 30, 2016 compared with the prior year reflects the change in our tax position; 2015 included a valuation allowance against our deferred tax assets while 2016 did not. Because there is no longer a valuation allowance our 2016 results reflected a full tax provision.
See “Results of Consolidated Operations” below for additional discussion of our results for the second quarter and first six months of 2016 compared to the prior year periods.

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

Capital

GSEs
We must comply with the Private Mortgage Eligibility Requirements (the “PMIERs”) of the GSEs to be eligible to insure loans purchased by them. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of

June 30, 2016, MGIC’s Available Assets are $4.7 billion and its Minimum Required Assets are $4.2 billion. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs.
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

MGIC Investment Corporation - Q2 2016 | 32

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

At June 30, 2016, MGIC’s risk-to-capital ratio was 11.6:1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.3 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.
The NAIC previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements. We are currently evaluating the impact of the framework contained in the exposure draft, including the potential impact of certain items that have not yet been completely addressed by the framework which include: the treatment of ceded risk, minimum capital floors, and action level triggers.

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

Loan Modification and Other Similar Programs
Our operating results continue to be impacted by the Home Affordable Modification Program (“HAMP”) and the GSEs’ Home Affordable Refinance Program (“HARP”). During the first six months of each of 2015 and 2016, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $335 million and $262 million, respectively, of estimated claim payments. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments. Approximately 8% and 5% of the modifications resulted in principal forgiveness in each of the first half of 2015 and 2016, respectively.

In 2015 and the first half of 2016, approximately 16% and 14%, respectively, of our primary cures were the result of modifications, with HAMP accounting for approximately 66% and 64% of the modifications in each of those periods, respectively. Although the HAMP and HARP programs have been extended through December 2016, we believe that we have realized the majority of the benefits from them because the number of loans insured by us that we are aware are entering those programs has decreased significantly.

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

33 | MGIC Investment Corporation - Q2 2016

As of June 30, 2016, approximately 12% of our primary insurance in force had benefited from HARP and was still in force.

As shown in the following table, as of June 30, 2016 approximately 21% of our primary risk in force has been modified.
Modifications

Policy year	HARP (1)	HAMP	Other
2003 and Prior	11.1%	18.5%	15.6%
2004	17.9%	18.8%	13.8%
2005	24.4%	19.7%	13.6%
2006	27.4%	20.7%	13.6%
2007	37.9%	19.9%	8.6%
2008	52.0%	12.2%	4.3%
2009	26.1%	1.6%	1.2%
2010 - Q2 2016	—	—	—

Total	11.6%	6.2%	3.4%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of June 30, 2016 based on loan count, the loans associated with 97.8% of HARP modifications, 78.1% of HAMP modifications and 74.0% of other modifications remaining in our inventory were current.

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

MGIC Investment Corporation - Q2 2016 | 34

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

•
The rate at which we rescind policies or curtail claims. Our estimated loss reserves reflect mitigation from rescissions of policies, curtailments, and denials of claims. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

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

35 | MGIC Investment Corporation - Q2 2016

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

MGIC Investment Corporation - Q2 2016 | 36

MORTGAGE INSURANCE PORTFOLIO
New insurance written

The amount of our primary new insurance written during the three and six months ended June 30, 2016 and 2015 was as follows:
Primary NIW by FICO score

	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2016	2015	2016	2015
740 and greater	$7.3	$7.0	$11.9	$12.2
700-739	3.3	2.9	5.4	5.2
660-699	1.6	1.5	2.9	2.7
659 and less	0.4	0.4	0.7	0.7
Total Primary	$12.6	$11.8	$20.9	$20.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of primary NIW
Policy payment type:
Monthly premiums	78.5%	79.9%	78.3%	78.4%
Single premiums	21.2%	19.8%	21.4%	21.3%
Annual premiums	0.3%	0.3%	0.3%	0.3%

Type of mortgage:
Purchases	83.1%	80.1%	82.7%	76.3%
Refinances	16.9%	19.9%	17.3%	23.7%

LTV:
95.01% and above	5.4%	4.8%	5.1%	4.1%
90.01% to 95.00%	49.7%	50.6%	50.1%	49.8%
85.01% to 90.00%	31.4%	32.8%	31.8%	33.0%
80.01% to 85%	13.5%	11.8%	13.0%	13.1%

Conditions and Trends impacting our NIW

•	New insurance written continues to have strong underlying credit characteristics as from our perspective lenders maintain high underwriting standards.

•
An improved employment environment and what we view as solid housing market fundamentals, such as household formations, increased home sales and low interest rates, have resulted in an increase in the percentage and volume of new insurance written resulting from purchase mortgage transactions during both the second quarter and the first half of 2016 when compared to the same periods in the prior year. Since mortgage interest rates are expected to remain low and housing market fundamentals are expected to remain stable to modestly improving most forecasts are calling for an increase in purchase activity in future periods. Increasing purchase activity is generally a net positive as we estimate that our industry’s market share is approximately 3-4 times higher for purchase loans compared to refinances. However, these same forecasts for low mortgage rates are predicting an increase in the volume of refinances in the second half of 2016, which could cause the percentage of purchase transactions to decline but that will be highly dependent on the future level of mortgage interest rates.

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

37 | MGIC Investment Corporation - Q2 2016

Insurance in force and risk in force

The amount of our insurance in force and risk in force is impacted by the amount of new insurance written and cancellations of primary insurance in force during the period. For the three and six months ended June 30, 2016 and 2015, the impact of our new insurance written and cancellations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2016	2015	2016	2015
NIW	$12.6	$11.8	$20.9	$20.8
Cancellations	(10.1)	(9.1)	(17.9)	(16.9)
Change in primary insurance in force	$2.5	$2.7	$3.0	$3.9

Direct primary insurance in force as of June 30,	$177.5	$168.8

Direct primary risk in force as of June 30,	$46.2	$44.0

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
Persistency
Persistency is the percentage of insurance remaining in force from one year prior. Our persistency rate was 79.6% at June 30, 2016 compared to 79.7% at December 31, 2015 and 80.4% at June 30, 2015. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Credit profile of primary risk in force
Our portfolio of business written after 2008 has been steadily increasing in proportion to our total primary risk in force. The loans insured from our 2009 and later origination years possess significantly improved credit characteristics when compared to our 2005-2008 origination years. Substantially all of our new business written from 2009 and later, on average, includes insured loans containing substantially higher FICO scores and lower LTVs than our 2005-2008 origination years. The credit profile of our risk in force has also benefited from modification programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans under terms that generally provide the borrowers with a greater ability to pay and more financial flexibility to cover the loan obligations. The following chart shows the composition of our primary risk in force as of June 30, 2016. As shown in the chart below, the aggregate of our 2009-2016 book years and our HARP modifications accounted for approximately 78% of our total primary risk in force at June 30, 2016.

Primary Risk in Force
$50,000
$45,000
$40,000
$35,000
$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$-
(in millions)
$41,060
$14,287
$3,413
$631
$5,703
$17,026
$42,947
$11,520
$2,488
$591
$5,758
$22,590
$45,462
$9,444
$1,933
$509
$5,237
$28,339
$46,235
$8,419
$1,686
$455
$4,913
$30,762
12/31/2013
12/31/2014
12/31/2015
6/30/2016
2009+
2005-2008 (HARP)
Other years (HARP)
Other years (Non-HARP)
2005-2008 (Non-HARP)

Pool insurance

We have written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance, customer demands, and GSE credit risk transfer programs we may write pool risk in the future. Our direct pool risk in force was $592 million ($249 million on pool policies with aggregate loss limits and $343 million on pool policies without aggregate loss limits) at June 30, 2016 compared to $659 million ($271 million on pool policies with aggregate loss limits and $388 million on pool policies without aggregate loss limits) at December 31, 2015. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

MGIC Investment Corporation - Q2 2016 | 38

RESULTS OF CONSOLIDATED OPERATIONS
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Results of Consolidated Operations for the three and six months ended June 30, 2016 and 2015.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Net premiums written	$250.0	$226.8	10%	$481.3	$461.2	4%

Net premiums earned	$231.5	$213.5	8%	$452.8	$430.8	5%
Investment income, net of expenses	27.2	25.8	5%	55.1	49.9	10%
Net realized investment gains	0.8	0.2	300%	3.9	26.5	(85)%
Other revenue	4.0	3.7	8%	10.4	6.2	68%
Total revenue	$263.5	$243.1	8%	$522.2	$513.3	2%
Net premiums written and earned

Net premiums written and earned increased in each of the second quarter and first six months of 2016 compared to the prior year. The increase in net premiums written and earned was primarily due to a decrease in our premium refund estimates because the second quarter and first six months of 2015 included a reclassification of our premium refund estimate for claim payments and rescissions previously included in our premium deficiency reserve within “Other liabilities”, which was eliminated as of June 30, 2015. In addition, net premiums written and earned increased in 2016 compared to 2015 due to an increase in earned premiums on single premium policies resulting from higher cancellation activity in both the second quarter and first six months of 2016 compared to the prior year periods. Generally, single premium policies are not refundable; therefore, when a single premium policy is cancelled, the remaining unearned premium is earned immediately.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the period.

Although we expect that our insurance in force will increase in 2016 compared to 2015, the ratio of net premiums earned divided by the average primary insurance in force outstanding for the year (sometimes referred to as “premium rate/yield” or “effective premium rate/yield”) is likely to decline in 2016 from 2015 levels. As discussed below, we see this occurring for two reasons.  The largest portion of the decline relates to the restructuring of our reinsurance transaction because it covers insurance in force that was previously excluded, as well as certain new insurance written through 2016.  A modest amount of the decline relates to the premium rates themselves: the books we wrote before 2009, which have a higher average premium rate than subsequent business, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date.

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

Effect of changing premium rate on premiums:

The insurance in force associated with the 2008 and prior book years was approximately 32% of the primary insurance in force as of June 30, 2016. The business written after 2008 has a lower average premium rate because of its lower risk characteristics and, beginning in the second half of 2014, the increase in the business

39 | MGIC Investment Corporation - Q2 2016

mix represented by lender-paid single premium business, which had a lower average premium rate than borrower-paid monthly premium business. Persistency will affect the average premium rate on single premium policies because the premium is not generally refundable and is earned over the estimated life of the policy. When persistency is lower than the assumption used to set the estimated life, the average premium rate will increase; the opposite effect will occur when persistency is greater than such assumption.

The monthly premium program used for the substantial majority of loans we insured provides that, for the first ten years of the policy, the premium is determined by the product of the premium rate and the initial loan balance; thereafter, a lower premium rate is applied to the initial loan balance. The initial ten-year period is reset when the loan is refinanced under HARP. The premiums on many of the policies in our 2006 book that were not refinanced under HARP will reset in 2016. As of June 30, 2016, approximately 4%, 8%, and 3% of our primary risk in force was written in 2006, 2007, and 2008 respectively, was not refinanced under HARP and is subject to reset after ten years.

Reinsurance agreements

Our reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its effect on our net income, described as follows.

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

This cost is derived by dividing the reduction in our pre-tax net income from such loans with reinsurance by our direct (that is, without reinsurance) premiums from such loan. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses. The restructuring of the 2015 QSR Transaction caused volatility in our 2015 premium yield and we expect it to modestly reduce our premium yield in 2016, in part due to an increase in the amount of losses ceded, which reduces our profit commission. Because more of our insurance in force is covered under the 2015 QSR Transaction than was covered under the commuted 2013 QSR Transaction, the absolute dollar cost of the 2015 QSR Transaction will be modestly higher than the cost of the 2013 QSR Transaction.

MGIC Investment Corporation - Q2 2016 | 40

The following table provides additional information related to our premiums written and earned and risk in force subject to reinsurance agreements for 2016 and 2015.

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015
New insurance written subject to quota share reinsurance agreements	90%	92%
Insurance in force subject to quota share reinsurance agreements	75%	59%
Insurance in force subject to captive reinsurance agreements	2%	4%

2015 QSR Transaction
Ceded premiums written, net of profit commission	$61,627	n/a
% of direct premiums written	11%	n/a
Ceded premiums earned, net of profit commission	$61,627	n/a
% of direct premiums earned	12%	n/a
Ceding commissions	$23,522	n/a
Ceded risk in force	$10,313,374	n/a

2013 QSR Transaction
Ceded premiums written, net of profit commission	n/a	$58,055
% of direct premiums written	n/a	11%
Ceded premiums earned, net of profit commission	n/a	$47,567
% of direct premiums earned	n/a	10%
Ceding commissions	n/a	$21,803
Ceded risk in force	n/a	$8,716,188

Captives
Ceded premiums written	$4,630	$7,814
% of direct premiums written	1%	1%
Ceded premiums earned	$4,679	$7,841
% of direct premiums earned	1%	2%

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

Investment income

Investment income in the second quarter and first six months of 2016 increased compared to the same periods in 2015 due to an increase in our investment yield. The portfolio’s average pre-tax investment yield was 2.6% at June 30, 2016 and 2.4% at June 30, 2015. The portfolio’s average pre-tax investment yield was 2.5% at December 31, 2015.

Realized gains (losses) and other-than-temporary impairments

Net realized gains for the second quarter and first six months of 2016 were $0.8 million and $3.9 million, respectively, compared to $0.2 million and $26.5 million for the second quarter and first six months of 2015, respectively. During the first quarter of 2015, under favorable market conditions, we sold fixed maturity securities to realize gains. At June 30, 2016, the net unrealized gains in our investment portfolio were $138.5 million, which included $151.9 million of gross unrealized gains, partially offset by $13.4 million of gross unrealized losses. At December 31, 2015, the net unrealized losses in our investment portfolio were $26.6 million, which included $67.8 million of gross unrealized losses, partially offset by $41.3 million of gross unrealized gains.

Other revenue

Other revenue for the second quarter and first six months of 2016 was $4.0 million and $10.4 million, respectively, compared to $3.7 million and $6.2 million for the second quarter and first six months of 2015, respectively. The increase in other revenue in the first six months of 2016 compared to the prior year period was primarily due to the substantial liquidation of our Australian operations for which we recognized approximately $4 million of gains related to changes in foreign currency exchange rates in the first quarter of 2016. Our remaining assets in Australia are minimal and are not expected to have a material impact on our future consolidated statements of operations upon final liquidation.

41 | MGIC Investment Corporation - Q2 2016

Losses incurred, net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change

Losses and LAE incurred in respect of defaults related to:
Current year	$104.1	$114.2	(9)%	$196.5	$223.6	(12)%
Prior years	(57.5)	(23.9)	140%	(64.9)	(51.5)	26%
Losses incurred, net	$46.6	$90.3	(48)%	$131.6	$172.0	(23)%
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

In the first six months of 2016, net losses incurred were $131.6 million, reflecting $196.5 million of current year loss development partially offset by $65.0 million of favorable prior years’ loss development. In the first six months of 2015, net losses incurred were $172.0 million, reflecting $223.6 million of current year loss development partially offset by $51.5 million of favorable prior years’ loss development.

Losses incurred, net in the first six months of 2016 decreased compared to the same period in 2015, primarily due to fewer new notices received in 2016 compared to 2015. During the first six months of 2016 there were 32,811 new notices received compared to 36,347 new notices received in the first six months of 2015. The claim rate applied to new notices through the first six months of both 2016 and 2015 was approximately 13%. The claim rate applied to new notices generally ranged from 12% to 13% quarter to quarter with notices received early in the year generally having a claim rate at the lower end of the range due to seasonal factors. Additionally, losses incurred, net for the first six months of 2016 and 2015 was impacted by favorable prior year loss reserve development resulting from a lower estimated claim rate on previously reported defaults; however the amount of favorable development was higher in the first half of 2016 compared to that of 2015. In addition to the resolution of defaults, the first six months of 2015 were also favorably impacted by $20 million due to re-estimation of previously recorded reserves relating to disputes on our claims paying practices and adjustments to incurred but not reported losses (IBNR). The favorable claim rate development in each of the first six months of 2016 and 2015 was partially offset by adverse prior year loss reserve development resulting from changes in our claims severity estimates as discussed in “Claims severity” below.

Losses incurred, net in the second quarter of 2016 decreased compared to prior year period as each period was impacted by favorable prior year loss development primarily resulting from a lower estimated claim rate on previously reported defaults; however the amount of favorable development was higher in the second quarter of 2016 compared to that of 2015. Additionally, losses incurred declined in the second quarter of 2016 compared to the prior year period due to fewer new notices received. During the second quarter of 2016, there were 16,080 new notices received compared to 17,451 new notices received in the second quarter of 2015. The claim rate applied to new notices in both the second quarter of 2016 and 2015 was approximately 13%.

Loans insured in 2008 and prior represented approximately 89% and 94% of the new notices received in the first six months of 2016 and 2015, respectively. Of the new notices received during the first six months of 2016 and 2015 from loans insured in 2008 and prior, 90% and 88%, respectively, were previously delinquent.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

MGIC Investment Corporation - Q2 2016 | 42

Claims severity
The positive loss reserve development related to the claim rate on default notices received in prior years in the first six months of 2016 and 2015 was partially offset by increases in our expected severity assumption on prior year notices. As shown in the table below, the average claim paid, expressed as a percentage of our exposure (the unpaid principal balance of the loan times our insurance coverage percentage), following periods of relative stability had increased in recent quarters prior to the second quarter of 2016. Our loss reserve estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

Note: Table excludes material settlements.
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2016	$43,709	$47,953	109.7%	35
Q1 2016	44,094	49,281	111.8%	34

Q4 2015	44,342	49,134	110.8%	35
Q3 2015	44,159	48,156	109.1%	33
Q2 2015	44,683	48,587	108.7%	34
Q1 2015	44,403	47,366	106.7%	33

Q4 2014	44,321	46,714	105.4%	32
Q3 2014	43,769	45,849	104.8%	30
Q2 2014	43,402	45,531	104.9%	30
Q1 2014	43,711	45,897	105.0%	28

Q4 2013	44,923	47,072	104.8%	26
Q3 2013	44,163	45,706	103.5%	25
Q2 2013	43,990	45,340	103.1%	24
Q1 2013	45,458	47,421	104.3%	22
The average exposure (which, in the case of delinquent loans that have not been filed as claims, may change if different information is received from servicers) on items remaining in our default inventory at June 30, 2016 is $45,105. The average number of missed payments on items remaining in our default inventory at June 30, 2016 is 21.

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

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between default and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2016 paid claims, excluding settlement amounts) for the three and six months ended June 30, 2016 and 2015 appears in the following table.
Primary average claim paid

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Florida	59,824	56,855	62,039	57,865
New Jersey	77,922	71,211	81,898	70,373
Illinois	48,778	51,384	48,586	49,590
New York	69,563	64,512	67,408	69,849
Maryland	70,368	80,448	75,889	74,195
All other jurisdictions	40,655	40,612	41,030	40,795

All jurisdictions	47,953	47,371	48,635	47,368
Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

43 | MGIC Investment Corporation - Q2 2016

The primary average exposure of our primary risk in force at June 30, 2016, December 31, 2015 and June 30, 2015 and for the top 5 jurisdictions (based on 2016 paid claims, excluding settlement amounts) appears in the following table.
Primary average exposure

	June 30, 2016	December 31, 2015	June 30, 2015
Florida	$49,650	$49,095	$48,094
New Jersey	62,795	62,496	61,495
Illinois	40,707	40,368	39,918
New York	51,623	50,964	50,320
Maryland	63,236	62,912	62,587
All other jurisdictions	45,739	44,887	43,922

All jurisdictions	$46,604	$45,820	$44,892

The primary default inventory by policy year at June 30, 2016, December 31, 2015 and June 30, 2015 appears in the following table.
Primary default inventory by policy year

	June 30, 2016 (1)	December 31, 2015	June 30, 2015
Policy year:
2004 and prior	12,134	14,599	15,980
2005	6,479	7,890	8,678
2006	9,928	11,853	12,716
2007	16,564	20,000	21,078
2008	4,376	5,418	5,743
2009	424	515	532
2010	214	274	295
2011	242	246	237
2012	332	388	314
2013	595	615	429
2014	846	672	338
2015	405	163	17
2016	19	—	—
Total primary default inventory	52,558	62,633	66,357

(1)	See our “Q2 2016 Portfolio Supplement” at https://mtg.mgic.com/index.html - Investor Information for the Flow primary default inventory by policy year.

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 29% and 32% of our total primary risk in force at June 30, 2016 and December 31, 2015, respectively. Approximately 37% and 36% of the remaining primary risk in force on our 2005-2008 books of business benefited from HARP as of June 30, 2016 and as of December 31, 2015, respectively.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2016, 46% of our primary risk in force was written subsequent to December 31, 2013, 56% of our primary risk in force was written subsequent to December 31, 2012, and 62% of our primary risk in force was written subsequent to December 31, 2011.

MGIC Investment Corporation - Q2 2016 | 44

The primary default inventory for the top 15 jurisdictions (based on 2016 losses paid, excluding settlement amounts) at June 30, 2016, December 31, 2015 and June 30, 2015 appears in the following table.
Primary default inventory by jurisdiction

	June 30, 2016	December 31, 2015	June 30, 2015
Florida	4,626	5,903	6,968
New Jersey	2,878	3,498	3,741
Illinois	2,748	3,301	3,585
New York	3,377	3,901	4,122
Maryland	1,344	1,609	1,715
Pennsylvania	3,003	3,574	3,680
California	1,660	2,019	2,186
Ohio	2,726	3,209	3,287
Washington	851	1,049	1,183
Puerto Rico	2,012	2,221	2,346
Michigan	1,544	1,877	1,960
Virginia	932	1,109	1,129
Connecticut	698	832	902
Massachusetts	1,192	1,390	1,504
Georgia	1,864	2,225	2,319
All other jurisdictions	21,103	24,916	25,730
Total primary default inventory	52,558	62,633	66,357

Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

Information about net losses paid during the three and six months ended June 30, 2016 and 2015 appears in the following table.
Net losses paid

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total primary (excluding settlements)	$153	$196	$319	$413
Rescission settlements	4	10	51	10
Pool (1)	14	18	28	35
Other	—	—	—	—
Direct losses paid	171	224	398	458
Reinsurance	(4)	(8)	(14)	(16)
Net losses paid	167	216	384	442
LAE	5	6	10	12
Net losses and LAE paid	$172	$222	$394	$454

(1)	The three months ended June 30, 2016 and 2015 each include $11 million and the six months ended June 30, 2016 and 2015 each include $21 million paid under the terms of the settlement with Freddie Mac.

45 | MGIC Investment Corporation - Q2 2016

Primary claims paid for the top 15 jurisdictions (based on 2016 losses paid, excluding settlement amounts) and all other jurisdictions for the three and six months ended June 30, 2016 and 2015 appears in the following table.
Paid losses by jurisdiction

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Florida	$24	$40	50	$89
New Jersey	15	9	31	18
Illinois	12	17	23	34
New York	8	7	16	15
Maryland	7	13	16	25
Pennsylvania	7	8	14	17
California	6	10	13	21
Ohio	5	6	10	14
Washington	5	5	9	12
Puerto Rico	4	4	8	7
Michigan	5	5	8	9
Virginia	3	4	8	8
Connecticut	3	4	7	10
Massachusetts	3	3	7	7
Georgia	3	5	7	11
All other jurisdictions	43	56	92	116
	153	196	319	413
Rescission settlements	4	10	51	10
Other (Pool, LAE, Reinsurance)	15	16	24	31
Net losses and LAE paid	$172	$222	$394	$454

We believe losses paid will continue to decline in the remainder of 2016 compared to the prior year.

The primary and pool loss reserves at June 30, 2016, December 31, 2015 and June 30, 2015 appear in the table below.

Gross Reserves	June 30, 2016	December 31, 2015	June 30, 2015
Primary:
Direct loss reserves (in millions)	$1,483	$1,681	$1,856
IBNR and LAE	91	126	137
Total primary loss reserves	$1,574	$1,807	$1,993

Ending default inventory	52,558	62,633	66,357
Percentage of loans delinquent (default rate)	5.30%	6.31%	6.78%
Average total primary loss reserves per default	$29,939	$28,859	$30,033

Primary claims received inventory included in ending default inventory	1,829	2,769	3,440

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$29	$34	$42
Without aggregate loss limits	8	9	10
Reserve related to Freddie Mac Settlement (2)	21	42	63
Total pool direct loss reserves	$58	$85	$115

Ending default inventory:
With aggregate loss limits	1,492	2,126	2,463
Without aggregate loss limits	532	613	666
Total pool ending default inventory	2,024	2,739	3,129

Pool claims received inventory included in ending default inventory	95	60	97

Other gross reserves (in millions)	$—	$1	$3

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

MGIC Investment Corporation - Q2 2016 | 46

Underwriting and other expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Other underwriting and operating expenses, net	$35.3	$35.8	(1)%	$75.1	$75.1	—%
Underwriting and other expenses for the second quarter and first six months of 2016 were relatively consistent with the same periods in the prior year.

Ratios

The following tables present our GAAP loss and expense ratios for our combined insurance operations for the three and six months ended June 30, 2016 and 2015.

Underwriting expense ratio (Net premiums written basis)
Loss ratio (Net premiums earned basis)

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting expenses of our combined insurance operations (which excludes the cost of non-insurance operations) to net premiums written. The decrease in the expense ratio in the second quarter and first six months of 2016, compared to the same periods in 2015, was due to an increase in net premiums written. The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to changes in premium deficiency reserves. The decrease in the loss ratio in the second quarter and first six months of 2016, compared to the same periods in 2015, was primarily due to a decrease in losses incurred due to higher positive prior year loss reserve development and a lower level of new notice activity, and in part due to an increase in net premiums earned.
Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Interest expense	$12.2	$17.4	(30)%	$26.9	$34.7	(22)%
Interest expense for the second quarter and first six months of 2016 decreased compared to the same periods in the prior year. In the first and second quarters of 2016, we repurchased $138.3 million and $50.2 million, respectively, of our 5% Notes. In the first quarter of 2016, MGIC purchased $132.7 million of our 9% Debentures, which are deemed retired on a consolidated basis. The extinguishment of these debt obligations occurred prior to the end of the period, resulting in a decline in the amount of interest incurred on outstanding debt obligations compared to the same periods in 2015.

Loss on debt extinguishment

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2016	2015	Change	2016	2015	Change
Loss on debt extinguishment	$1.9	$—	N/M	$15.3	$—	N/M
As discussed in Note 3 - “Debt” to our consolidated financial statements, during the first six months of 2016 we executed debt repurchase transactions for a portion of our outstanding debt that were completed at amounts above our carrying value for our 5% Notes and above fair value of the liability component for our 9% Debentures, resulting in the recognition of losses on extinguishment.

Income tax expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except rate)	2016	2015	Change	2016	2015	Change
Income before tax	$165.2	$115.0	44%	$268.9	$251.4	7%
Income tax expense	$56.0	$1.3	N/M	$90.5	$4.7	N/M
Effective tax rate	33.9%	1.1%	N/M	33.7%	1.9%	N/M

47 | MGIC Investment Corporation - Q2 2016

Income tax expense for the second quarter and first six months of 2016 increased compared to the same periods in the prior year. This change is primarily due to the reversal of our deferred tax valuation allowance in the third quarter of 2015, which required us to establish a full tax provision position for the three and six months ending June 30, 2016. The difference between our statutory tax rate of 35% and our effective tax rate of 33.9% and 33.7% for the respective three and six months ended June 30, 2016 was primarily due to the benefits of tax preferenced securities. The difference between our statutory tax rate of 35% and our effective tax rate of 1.1% and 1.9% for the respective three and six months ended June 30, 2015 was primarily due to the impact of the changes in our overall valuation allowance against our deferred tax assets.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

FINANCIAL CONDITION
Investments

•	Investment Portfolio 2016 Summary

◦	Investments totaled $4.57 billion as of June 30, 2016, decreasing from $4.66 billion as of December 31, 2015.

◦	Unrealized net capital gains totaled $138.5 million as of June 30, 2016 compared to unrealized net capital losses of $26.6 million as of December 31, 2015.

◦
Net investment income was $27.2 million in the second quarter of 2016, an increase of 6% from $25.8 million in the second quarter of 2015, and $55.1 million in the first six months of 2016, an increase of 10% from $49.9 million in the first six months of 2015.

◦
Net realized investment gains totaled $0.8 million in the second quarter of 2016 compared to $0.2 million in the second quarter of 2015 and $3.9 million in the first six months of 2016 compared to $26.5 million in the first six months of 2015.

•	Investment Portfolio Composition
As of June 30, 2016 and December 31, 2015, our investment portfolio was primarily made up of fixed maturity securities. Total investments decreased by $97.1 million during the first half of 2016 from the prior year end primarily due to the sale of investments to repurchase of a portion of our outstanding debt obligations, offset in part by an increase in fair values. At June 30, 2016, based on fair value, 99.7% of our fixed maturity securities were investment grade securities. The ratings shown in the table below are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized. Approximately 2% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors. As of June 30, 2016, less than 1% of our fixed maturity securities relied on financial guaranty insurance to elevate their rating.

The composition of our fixed maturity security ratings, based on fair value, at June 30, 2016, December 31, 2015 and June 30, 2015 is shown in the chart below.

MGIC Investment Corporation - Q2 2016 | 48

Loss Reserves
Loss reserves are the primary liability on our balance sheet and they represent our estimated liability for losses and settlement expenses under MGIC’s mortgage guaranty insurance policies, before considering offsetting reinsurance balances recoverable. Reinsurance balances recoverable on our estimated losses and settlement expenses, which serve to offset our loss reserves, were $45.2 million as of June 30, 2016.

The loss reserves can be split into two parts: (1) reserves representing estimates of losses and settlement expenses on known delinquencies and (2) IBNR reserves representing estimates of losses and settlement expenses on delinquencies that have occurred but have not yet been reported to us. Our gross liability for both is reduced by reinsurance balances recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased to $1.59 billion as of June 30, 2016, from $1.85 billion as of December 31, 2015. The overall decrease in our loss reserves during the first six months of 2016 was due to a higher level of losses paid ($393.4 million) relative to losses incurred ($131.6 million).

Debt
During the first half of 2016 we executed several transactions that significantly reduced the outstanding debt obligations under our 5% Notes and 9% Debentures. Using a combination of cash available at the holding company and a $155.0 million secured advance from the Federal Home Loan Bank (“FHLB”) to MGIC, we repurchased $188.5 million in par value of our 5% Notes and MGIC purchased $132.7 million in par value of our 9% Debentures. These obligations are deemed extinguished on our consolidated financial statements, but remain outstanding as obligations owed by us to MGIC. The result of these transactions was a net reduction in our debt of approximately $166.2 million and will result in a reduction of our annual interest expense.
See Note 3 - “Debt” to our consolidated financial statements for the scheduled maturities of our outstanding debt and additional disclosures regarding our debt as of June 30, 2016.

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

	Six Months Ended June 30,
(In thousands)	2016	2015
Total cash provided by (used in):
Operating activities	(6,943)	(59,891)
Investing activities	261,043	75,211
Financing activities	(134,246)	2,568
Increase in cash and cash equivalents	$119,854	$17,888

Net cash used in operating activities for the six months ended June 30, 2016 decreased compared to the same period of 2015 primarily due to a lower level of losses paid and the receipt of our profit commission in our quarterly reinsurance settlement in 2016, which was excluded in the prior period. These inflows were offset in part by debt extinguishment activities in the first half of 2016.

Net cash from investing activities for the six months ended June 30, 2016 increased when compared to the same period of 2015, primarily due to the sales and maturities of fixed maturity securities to fund debt repurchases in 2016, offset in part by a decrease in unsettled security purchase activity in 2016 compared to the prior year and changes in restricted cash in 2015.

Net cash used in financing activities for the six months ended June 30, 2016 was primarily due to repurchases of a portion of our 5% Notes and MGIC’s purchase of a portion of our 9% Debentures. These purchases were offset, in part, by a borrowing from the FHLB. Net cash provided by financing activities in the six months ended June 30, 2015 was attributable to excess tax benefits on share-based compensation.

49 | MGIC Investment Corporation - Q2 2016

Capital Structure

Debt at Our Holding Company and Holding Company Capital Resources
The Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than investment income and raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity and Office of the Commissioner of Insurance of the State of Wisconsin (the “OCI”) authorization is required for MGIC to pay dividends.  In each of the first and second quarter of 2016 MGIC received approval from the OCI to pay a $16 million dividend to our holding company, which were paid in April and June, respectively, its first dividends since 2008. We expect to continue to receive quarterly dividends from MGIC; however, any additional dividends require approval from the OCI.

2016 Debt transactions:

•5% Convertible Senior Notes
During the first half of 2016, we purchased $188.5 million in par value of our 5% Notes at a purchase price of $195.5 million, plus accrued interest using funds held at our holding company. While these repurchases will reduce our annual cash interest paid, they will improve our liquidity (which for this purpose is our expected cash balance immediately after the maturity of the 5% Notes) only modestly taking into account the above-par purchase prices and the foregone investment income on the funds used for the purchases.

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

Debt at our Holding Company
At June 30, 2016, we had approximately $217 million in cash and investments at our holding company. As of June 30, 2016, our holding company’s debt obligations were $1,035 million in par value, which consisted of the following obligations:

•	$145 million of 5% Convertible Senior Notes due 2017, with an annual interest cost of $7 million;

•	$500 million of 2% Convertible Senior Notes due 2020, with an annual interest cost of $10 million;

•
$390 million of 9% Convertible Junior Subordinated Debentures due 2063 (of which approximately $133 million is held by MGIC), with an annual interest cost of $35 million (of which approximately $12 million is payable to MGIC). See “2016 Debt transactions” discussion above for the accounting treatment of the debentures held by MGIC.

Subject to certain limitations and restrictions, holders of each of the convertible debt issues may convert their notes into shares of our common stock at their option prior to certain dates under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 8 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about our convertible debt, including our option to defer interest on our 9% Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 8 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

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

MGIC Investment Corporation - Q2 2016 | 50

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
Based on our interpretation of the PMIERs, as of June 30, 2016, MGIC’s Available Assets are $4.7 billion and its Minimum Required Assets are $4.2 billion. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Our Available Assets exclude approximately $166.6 million of securities in our investment portfolio pledged under the terms of the Advance. The $150.7 million investment by MGIC in our 9% Debentures using funds from the Advance was not included in our Available Assets at the time of purchase, or in periods subsequent.

Although we were in compliance with PMIERs as of June 30, 2016, our capital requirements under PMIERs may increase in the future because the GSEs have indicated that the tables of factors used to determine the Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. We plan to continuously comply with the existing PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company's resources, as outlined above.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

(In millions, except ratio)	June 30, 2016	December 31, 2015
Risk in force - net (1)	$27,976	$27,301

Statutory policyholders’ surplus	$1,476	$1,574
Statutory contingency reserve	942	691
Statutory policyholders’ position	$2,418	$2,265

Risk-to-capital	11.6:1	12.1:1

(1)	Risk in force – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

(In millions, except ratio)	June 30, 2016	December 31, 2015
Risk in force - net (1)	$33,791	$33,072

Statutory policyholders’ surplus	$1,479	$1,608
Statutory contingency reserve	1,088	827
Statutory policyholders’ position	$2,567	$2,435

Risk-to-capital	13.2:1	13.6:1

(1)
Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($2.8 billion at June 30, 2016 and $3.2 billion at December 31, 2015) for which loss reserves have been established.

51 | MGIC Investment Corporation - Q2 2016

The decrease in MGIC's and our combined insurance companies’ risk-to-capital in the first half of 2016 was due an increase in statutory policyholders’ position, offset in part by an increase in our net risk in force in both calculations. Statutory policyholders’ position increased in both calculations due to increases in our contingency reserves, which were partially offset by a decrease in surplus as the 9% Debentures held by MGIC are non-admitted assets. Our risk in force, net of reinsurance, increased in the first half of 2016, due to an increase in our insurance in force. Our risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk.

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

CONTRACTUAL OBLIGATIONS
At June 30, 2016, the approximate future payments under our contractual obligations of the type described in the table below are as follows:
Contractual Obligations

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,210	$188	$72	$562	$1,388
Operating lease obligations	3	1	1	1	—
Tax obligations	20	—	20	—	—
Purchase obligations	3	2	1	—	—
Pension, SERP and other post-retirement plans	275	24	47	55	149
Other long-term liabilities	1,632	767	653	212	—
Total	$4,143	$982	$794	$830	$1,537

Our long-term debt obligations at June 30, 2016 include $145 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020, $155 million of a 1.91% FHLB advance due in 2023, and $257 million in 9% Convertible Junior Subordinated Debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. For information about the first quarter 2016 purchase by our holding company of a portion of our 5% Notes and the purchase by MGIC of a portion of our outstanding 9% Debentures, see “Debt at Our Holding Company and Holding Company Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of

MGIC Investment Corporation - Q2 2016 | 52

time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. Due to the uncertain impact of certain factors, such as loss mitigation protocols established by servicers and changes in some state foreclosure laws it is difficult to estimate the amount and timing of future claim payments. See Note 12 – “Loss Reserves” to our consolidated financial statements. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016 and by Part II, Item 1 A of this Quarter Report on Form 10-Q. The risk factors in the 10-K, as supplemented by these 10-Q’s and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify interest rate this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2016, the modified duration of our fixed income investment portfolio was 4.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.9% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

53 | MGIC Investment Corporation - Q2 2016

PART II.  OTHER INFORMATION

Item 1 A. Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
We are subject to comprehensive regulation and other requirements, which we may fail to satisfy.
We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. As noted in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses,” we use the authority set forth in our rate filings to negotiate customized lender-paid single premium policy rates on a selective basis. In July 2016, officials of an insurance regulator advised us that customized rates did not comply with the law of their jurisdiction because such rates were not available to all lenders who might qualify for them. We are evaluating how to comply with this advice, which could result in some lenders receiving higher rates than at present and other lenders receiving lower rates. Higher rates may adversely affect our competitive position and lower rates may adversely affect our returns. State insurance regulatory authorities could take other actions, including changes in capital requirements, that could have a material adverse effect on us. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act, commonly known as ECOA, the FCRA, and other laws. For more details about the various ways in which our subsidiaries are regulated, see “Regulation” in Item 1 of our Annual Report on Form 10-K filed with the SEC on February 26, 2016. In addition to regulation by state insurance regulators, the CFPB may issue additional rules or regulations, which may materially affect our business.

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
At June 30, 2016, MGIC’s preliminary risk-to-capital ratio was 11.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its preliminary policyholder position was $1.3 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these risk factors for information about matters that could negatively affect such compliance.
At June 30, 2016, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 13.2 to 1. Reinsurance transactions with affiliates permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its affiliates, additional capital contributions to the reinsurance affiliates could be needed.

MGIC Investment Corporation - Q2 2016 | 54

The NAIC previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements. We are currently evaluating the impact of the framework contained in the exposure draft, including the potential impact of certain items that have not yet been completely addressed by the framework which include: the treatment of ceded risk, minimum capital floors, and action level triggers.
While MGIC currently meets the State Capital Requirements of Wisconsin and all other jurisdictions, it could be prevented from writing new business in the future in all jurisdictions if it fails to meet the State Capital Requirements of Wisconsin, or it could be prevented from writing new business in a particular jurisdiction if it fails to meet the State Capital Requirements of that jurisdiction, and in each case MGIC does not obtain a waiver of such requirements. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in all jurisdictions, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the State Capital Requirements or the PMIERs may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses.” A possible future failure by MGIC to meet the State Capital Requirements or the PMIERs will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, you should read the rest of these risk factors for information about matters that could negatively affect MGIC’s claims paying resources.
The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring.
The Minimum Required Assets under the PMIERs are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering loan-to-value ratio, credit score, vintage, HARP status and delinquency status; and whether the loans were insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination consistent with the Homeowners Protection Act requirements for borrower paid mortgage insurance. Therefore, if our direct risk-in-force increases through increases in new insurance written, or if our mix of business changes to include loans with higher loan-to-value ratios or lower FICO scores, for example, or if we insure more loans under lender-paid mortgage insurance policies, we will be required to hold more Available Assets in order to maintain GSE eligibility.
The minimum capital required by the risk-based capital framework contained in the exposure draft released by the NAIC in May 2016 would be, in part, a function of certain loan factors, including property location, loan-to-value ratio and credit score; general underwriting quality in the market at the time of loan origination; the age of the loan; and the premium rate we charge. Depending on the provisions of the capital requirements when they are released in final form and become effective, our mix of business may affect the minimum capital we are required to hold under the new framework.
Beginning in 2014, we have increased the percentage of our business from lender-paid single premium policies. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life. Currently, we expect to receive less lifetime premium from a new lender-paid single premium policy than we would from a new borrower-paid monthly premium policy.
We entered into a quota share reinsurance transaction with a group of unaffiliated reinsurers that was restructured effective July 1, 2015. Although the transaction reduces our premiums, it has a lesser impact on our overall results, as losses ceded under the transaction reduce our losses incurred and the ceding commission we receive reduces our underwriting expenses. The net cost of reinsurance, with respect to a covered loan, is 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loan with reinsurance by our direct (that is, without reinsurance) premiums from such loan. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses. The 2015 restructuring of the reinsurance transaction caused volatility in our 2015 premium yield and we expect it to modestly reduce our premium yield in 2016.
In addition to the effect of reinsurance on our premium yield, we expect a modest decline in premium yield resulting from the premium rates themselves: the books we wrote before 2009, which have a higher average premium rate than subsequent books, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date. However, for loans that have utilized HARP, the initial ten-year period was reset to begin as of the date of the HARP transaction. As of June 30, 2016, approximately 4%, 8% and 3% of our primary risk in force was written in 2006, 2007,

55 | MGIC Investment Corporation - Q2 2016

and 2008, respectively, was not refinanced under HARP and is subject to a reset after ten years.
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

To comply with requirements of the GSEs, in 2014 we introduced a new master policy. Our rescission rights under our new master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our new master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, was written under our new master policy. As of June 30, 2016, approximately 55% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our new master policy.
From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. We also change our underwriting guidelines, in part through aligning some of them with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of changes to our underwriting guidelines and requirements and other factors, our business written beginning in the second half of 2013 is expected to have a somewhat higher claim incidence than business written in 2009 through the first half of 2013. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/ index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in each of 2015 and the first half of 2016.
Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with higher loan-to-value ratios, lower FICO scores, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of June 30, 2016, approximately 15.2%

of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 4.2% had FICO scores below 620, and 4.2% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material number of these loans were originated in 2005 - 2007 or the first half of 2008. For information about our classification of loans by FICO score and documentation, see footnotes (1) and (2) to the composition of primary default inventory table under “Results of Consolidated Operations – Losses – Losses incurred” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on February 26, 2016.
As of June 30, 2016, approximately 2% of our primary risk in force consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
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

MGIC Investment Corporation - Q2 2016 | 56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 1, 2016.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

57 | MGIC Investment Corporation - Q2 2016

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit
12	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

MGIC Investment Corporation - Q2 2016 | 58