Form 10-Q
period 2016-09-30
MGIC INVESTMENT CORP
filed 2016-11-07
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-10816
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	November 3, 2016	340,662,694

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

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

3 | MGIC Investment Corporation - Q3 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2016	December 31, 2015
ASSETS
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2016 - $4,602,457; 2015 - $4,684,148)	$4,718,625	$4,657,561
Equity securities	7,218	5,645
Total investment portfolio	4,725,843	4,663,206
Cash and cash equivalents	274,743	181,120
Accrued investment income	42,310	40,224
Reinsurance recoverable on loss reserves (note 4)	46,863	44,487
Reinsurance recoverable on paid losses	4,632	3,319
Premiums receivable	47,421	48,469
Home office and equipment, net	32,009	30,095
Deferred insurance policy acquisition costs	17,408	15,241
Deferred income taxes, net (note 11)	602,142	762,080
Other assets	79,678	80,102
Total assets	$5,873,049	$5,868,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves (note 12)	$1,535,483	$1,893,402
Unearned premiums	321,326	279,973
Federal Home Loan Bank advance (note 3)	155,000	—
Senior notes (note 3)	417,087	—
Convertible senior notes (note 3)	349,073	822,301
Convertible junior subordinated debentures (note 3)	256,872	389,522
Other liabilities	255,129	247,005
Total liabilities	3,289,970	3,632,203
Contingencies (note 5)
Shareholders’ equity (note 13):
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2016 - 359,395; 2015 - 340,097; shares outstanding 2016 - 345,474; 2015 - 339,657)	359,395	340,097
Paid-in capital	1,779,911	1,670,238
Treasury stock at cost (shares 2016 - 13,921; 2015 - 440)	(111,459)	(3,362)
Accumulated other comprehensive income (loss), net of tax (note 9)	30,155	(60,880)
Retained earnings	525,077	290,047
Total shareholders’ equity	2,583,079	2,236,140
Total liabilities and shareholders’ equity	$5,873,049	$5,868,343
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2016 | 4

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues:
Premiums written:
Direct	$283,618	$273,803	$831,022	$800,619
Assumed	152	285	542	931
Ceded (note 4)	(33,446)	43,897	(99,944)	(22,334)
Net premiums written	250,324	317,985	731,620	779,216
Increase in unearned premiums, net	(12,948)	(78,751)	(41,447)	(109,186)
Net premiums earned	237,376	239,234	690,173	670,030
Investment income, net of expenses	27,515	25,939	82,572	75,815
Net realized investment gains (losses):
Total other-than-temporary impairment losses	—	—	—	—
Portion of losses recognized in comprehensive income, before taxes	—	—	—	—
Net impairment losses recognized in earnings	—	—	—	—
Other realized investment gains	5,092	640	8,984	27,133
Net realized investment gains	5,092	640	8,984	27,133
Other revenue	3,867	3,698	14,234	9,877
Total revenues	273,850	269,511	795,963	782,855

Losses and expenses:
Losses incurred, net (note 12)	60,897	76,458	192,499	248,481
Change in premium deficiency reserve	—	—	—	(23,751)
Amortization of deferred policy acquisition costs	2,575	2,368	6,781	6,191
Other underwriting and operating expenses, net	37,870	46,075	112,995	121,152
Interest expense	13,536	17,362	40,481	52,097
Loss on debt extinguishment (note 3)	75,223	—	90,531	—
Total losses and expenses	190,101	142,263	443,287	404,170

Income before tax	83,749	127,248	352,676	378,685
Provision for (benefit from) income taxes (note 11)	27,131	(695,604)	117,646	(690,897)

Net income	$56,618	$822,852	$235,030	$1,069,582

Income per share (note 6)
Basic	$0.16	$2.42	$0.68	$3.15
Diluted	$0.14	$1.78	$0.58	$2.35

Weighted average common shares outstanding - basic (note 6)	349,376	339,701	343,403	339,504
Weighted average common shares outstanding - diluted (note 6)	406,050	468,128	421,423	468,076

See accompanying notes to consolidated financial statements.

5 | MGIC Investment Corporation - Q3 2016

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$56,618	$822,852	$235,030	$1,069,582
Other comprehensive (loss) income, net of tax (note 9):
Change in unrealized investment gains and losses (note 7)	(14,434)	95,295	92,731	51,212
Benefit plan adjustments	(241)	(7,355)	(722)	(8,447)
Foreign currency translation adjustment	(10)	(2,947)	(974)	(4,571)
Other comprehensive (loss) income, net of tax	(14,685)	84,993	91,035	38,194
Comprehensive income	$41,933	$907,845	$326,065	$1,107,776

See accompanying notes to consolidated financial statements

MGIC Investment Corporation - Q3 2016 | 6

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Common stock
Balance, beginning of period	$340,097	$340,047
Net common stock issued under share-based compensation plans	985	44
Issuance of common stock (note 13)	18,313	—
Balance, end of period	359,395	340,091

Paid-in capital
Balance, beginning of period	1,670,238	1,663,592
Net common stock issued under share-based compensation plans	(5,989)	(446)
Issuance of common stock (note 13)	113,146	—
Reissuance of treasury stock, net	—	(6,894)
Tax benefit from share-based compensation	100	2,113
Equity compensation	8,753	8,942
Reacquisition of convertible junior subordinated debentures-equity component (note 3)	(6,337)	—
Balance, end of period	1,779,911	1,667,307

Treasury stock
Balance, beginning of period	(3,362)	(32,937)
Purchases of common stock (note 13)	(108,097)	—
Reissuance of treasury stock, net	—	29,575
Balance, end of period	(111,459)	(3,362)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(60,880)	(81,341)
Other comprehensive income (loss), net of tax (note 9)	91,035	38,194
Balance, end of period	30,155	(43,147)

Retained earnings (deficit)
Balance, beginning of period	290,047	(852,458)
Net income	235,030	1,069,582
Reissuance of treasury stock, net	—	(29,494)
Balance, end of period	525,077	187,630

Total shareholders’ equity	$2,583,079	$2,148,519

See accompanying notes to consolidated financial statements.

7 | MGIC Investment Corporation - Q3 2016

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$235,030	$1,069,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,324	38,361
Deferred tax expense (benefit)	111,191	(698,177)
Realized investment gains, net	(8,984)	(27,133)
Excess tax benefits related to share-based compensation	(100)	(2,113)
Loss on debt extinguishment	31,071	—
Payment of original issue discount-convertible junior subordinated debentures	(41,540)	—
Payment of original issue discount-convertible senior notes	(11,250)	—
Change in certain assets and liabilities:
Accrued investment income	(2,086)	(6,343)
Prepaid insurance premium	95	47,436
Reinsurance recoverable on loss reserves	(2,376)	19,093
Reinsurance recoverable on paid losses	(1,313)	2,149
Premium receivable	1,048	5,863
Deferred insurance policy acquisition costs	(2,167)	(2,757)
Profit commission receivable	(2,005)	91,500
Loss reserves	(357,919)	(416,864)
Premium deficiency reserve	—	(23,751)
Unearned premiums	41,353	61,705
Return premium accrual	(12,800)	(6,400)
Income taxes payable - current	822	752
Other	9,235	(17,872)
Net cash provided by operating activities	31,629	135,031

Cash flows from investing activities:
Purchases of investments:
Fixed maturities	(1,105,995)	(1,970,402)
Equity securities	(4,315)	(2,593)
Proceeds from sales of fixed maturities	718,894	1,527,680
Proceeds from maturity of fixed maturities	432,557	432,328
Proceeds from sale of equity securities	6,425	—
Net increase in payable for securities	3,376	48,120
Net decrease in restricted cash	—	17,212
Additions to property and equipment	(4,969)	(2,835)
Net cash provided by investing activities	45,973	49,510

Cash flows from financing activities:
Proceeds from issuance of long-term debt	573,094	—
Purchase of convertible senior notes	(363,778)	—
Purchase of convertible junior subordinated debentures-liability component	(91,110)	—
Purchase of convertible junior subordinated debentures-equity component	(9,750)	—
Purchase of common stock	(91,597)	—
Payment of debt issuance costs	(938)	—
Excess tax benefits related to share-based compensation	100	2,113
Net cash provided by financing activities	16,021	2,113

Net increase in cash and cash equivalents	93,623	186,654
Cash and cash equivalents at beginning of period	181,120	197,882
Cash and cash equivalents at end of period	$274,743	$384,536

MGIC Investment Corporation - Q3 2016 | 8

See accompanying notes to consolidated financial statements.

9 | MGIC Investment Corporation - Q3 2016

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

Reclassifications

Certain reclassifications to 2015 amounts have been made in the accompanying financial statements to conform to the 2016 presentation. See Note 2 - “New Accounting Pronouncements” for a discussion of our adoption of accounting guidance related to the presentation of debt issuance costs in the first quarter of 2016, with retrospective application to prior periods.

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 – New Accounting Pronouncements
Adopted Accounting Standards
Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to the presentation of debt issuance costs. The updated guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge, consistent with the treatment of debt discounts. The updated guidance was effective for reporting periods beginning after December 15, 2015. The adoption of this guidance as of March 31, 2016 has been applied retrospectively to prior periods. See Note 3 - “Debt” for the reclassification made to our consolidated balance sheet as of December 31, 2015. The adoption of this guidance had no impact on our statements of operations or retained earnings.

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

MGIC Investment Corporation - Q3 2016 | 10

Prospective Accounting Standards
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued updated guidance that provides specific guidance on the presentation of certain cash flow items where there is currently diversity in practice, including, but not limited to, debt prepayment and debt issuance costs and proceeds from the settlement of insurance claims. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and should be applied retrospectively unless impracticable. Early adoption is permitted including adoption in any interim period. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued updated guidance that requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial instruments. Entities will be required to utilize a current expected credit losses (“CECL”) methodology that incorporates their forecasts of future economic conditions into their loss estimate unless such forecast is not reasonable and supportable, in which case the entity will revert to historical loss experience. Any allowance for CECL reduces the amortized cost basis of the financial instrument to the amount an entity expects to collect. Credit losses relating to available-for-sale fixed maturity securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The updated guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore will require significant judgment in application. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements or disclosures.

Improvements to Employee Share-Based Compensation Accounting
In March 2016, the FASB issued updated guidance that simplifies several aspects of the accounting for employee share-based compensation including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The updated guidance requires that, prospectively, all tax effects related to share-based compensation be made through the statement of operations at the time of settlement. In contrast the current guidance requires excess tax benefits to be recognized in paid-in capital under the current guidance. The updated guidance also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based compensation are to be reported as operating activities on the statement of cash flows, a change from the existing requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, for tax withholding purposes, entities will be allowed to withhold an amount of shares up to the employee’s maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach. The updated guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements.

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

11 | MGIC Investment Corporation - Q3 2016

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

Note 3 – Debt
2016 debt transactions
During the first nine months of 2016, we completed a series of transactions that repositioned the maturity profile of our debt and lowered the number of potentially dilutive securities. These transactions are discussed below.

5.75% Senior Notes
In August 2016, we issued $425 million aggregate principal amount of 5.75% Senior Notes (the “5.75% Notes”) due in 2023 and received net proceeds, after the deduction of underwriting fees, of $418.1 million. Interest on the 5.75% Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2017. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest discounted at the treasury rate defined in the notes plus 50 basis points, plus, in each case, accrued interest thereon to, but excluding, the redemption date. In addition to underwriting fees, we incurred approximately $1.2 million of other expenses associated with the issuance of these notes.

The 5.75% Notes have covenants customary for securities of this nature, including customary events of default and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.75% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.75% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.75% Notes, including their covenants and events of default.

The net proceeds from the 5.75% Notes issuance were primarily used as (i) cash consideration to purchase a portion of our 2% Notes, and (ii) to repurchase the shares issued as partial consideration in the purchases of our 2% Notes, as further described below. The remaining proceeds are being held for general corporate purposes.

2% Convertible Senior Notes
In the third quarter of 2016, we entered into privately negotiated agreements to purchase $292.4 million in par value of our outstanding 2% Convertible Senior Notes (the “2% Notes”) due in 2020 at a purchase price of $362.1 million, plus accrued interest. We funded the purchases with $230.7 million in cash proceeds from the issuance of the 5.75% Notes and by issuing to certain sellers approximately 18.3 million shares of our common stock. The excess of the purchase price over carrying value is reflected as a loss on debt extinguishment on our consolidated statements of operations for the three and nine months ended September 30, 2016. The purchases of the 2% Notes reduced our potentially dilutive shares by approximately 42.1 million shares, without considering the shares issued in partial consideration in the purchase of the 2% Notes or the repurchase of shares to offset such shares issued. For more information about the share repurchases, see Note 13 - “Shareholders’ Equity.”

5% Convertible Senior Notes
During the first nine months of 2016, we purchased $188.5 million in par value of our 5% Convertible Senior Notes (the “5% Notes”) due in 2017 at a purchase price of $195.5 million, plus accrued interest using funds held at our holding company. The excess of the purchase price over carrying value is reflected as a loss on debt extinguishment on our consolidated statements of operations for the three and nine months ended September 30, 2016. The purchases of the 5% Notes reduced our potentially dilutive shares by approximately 14.0 million shares.

9% Convertible Junior Subordinated Debentures
In February 2016, MGIC purchased $132.7 million of par value of our 9% Convertible Junior Subordinated Debentures (the “9% Debentures”) due in 2063 at a purchase price of $150.7 million, plus accrued interest. The 9% Debentures include a conversion feature that allows us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures. The accounting standards applicable to extinguishment of debt with a cash conversion feature require the consideration paid to be allocated between the extinguishment of the liability component and reacquisition of the equity component. The purchase of the 9% Debentures resulted in an $8.3 million loss on debt extinguishment on the consolidated statement of operations for the nine months ended September 30, 2016, which represents the difference between the fair value and the carrying value of the liability component on the purchase date. In addition, our shareholders’ equity was separately reduced by $6.3 million related to the reacquisition of the equity component. For GAAP accounting purposes, the 9% Debentures owned by MGIC are considered retired and are eliminated in our consolidated financial statements and the underlying common stock

MGIC Investment Corporation - Q3 2016 | 12

equivalents, approximately 9.8 million shares, are not included in the computation of diluted shares.

Federal Home Loan Bank Advance
In February 2016, MGIC borrowed $155.0 million in the form of a fixed rate advance from the Federal Home Loan Bank of Chicago (“FHLB”) (the “Advance”) to provide funds used to purchase the 9% Debentures. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose market value must be maintained at 102% of the principal balance of the Advance. MGIC provided eligible collateral from its investment portfolio.

Accounting standard update
As of March 31, 2016 we adopted the accounting update related to the presentation of debt issuance costs in the financial statements. The change in accounting guidance has been applied retrospectively to prior periods. As a result, a reclassification of approximately $11.2 million of debt issuance costs was made on our December 31, 2015 balance sheet, resulting in a reduction to other assets and a reduction to long-term debt; there was no impact on our consolidated statements of operations or retained earnings.

The impact of the reclassification of debt issuance costs on our outstanding debt obligations as of December 31, 2015 is as follows.

	December 31, 2015
(In millions)	As previously reported	Adjustment	As Adjusted
5% Notes	$333.5	$(2.0)	$331.5
2% Notes	500.0	(9.2)	490.8
9% Debentures	389.5	—	389.5
Total long-term debt	$1,223.0	$(11.2)	$1,211.8

Long-term debt obligations
The par value of our debt obligations and their aggregate carrying value as of September 30, 2016 and December 31, 2015 were as follows.

(In millions)	September 30, 2016	December 31, 2015
FHLB Advance	$155.0	$—
5% Notes(1)	145.0	333.5
2% Notes(2) (3)	207.6	500.0
5.75% Notes	425.0	—
9% Debentures(4)	256.9	389.5
Long-term debt, par value	1,189.5	1,223.0
Less: Debt issuance costs	(11.5)	(11.2)
Long-term debt, carrying value	$1,178.0	$1,211.8

(1)
Convertible at any time prior to maturity at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.44 per share.

(2)
Prior to January 1, 2020, the 2% Notes are convertible only upon satisfaction of one or more conditions. One such condition is that during any calendar quarter commencing after March 31, 2014, the last reported sale price of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter be greater than or equal to 130% of the applicable conversion price on each applicable trading day. The 2% Notes are convertible at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount, representing an initial conversion price of approximately $6.95 per share. 130% of such conversion price is $9.03. On or after January 1, 2020, holders may convert their notes irrespective of satisfaction of the conditions.

(3)
Prior to April 10, 2017, the 2% Notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption rate equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for each of at least 20 of the 30 consecutive trading days preceding notice of the redemption.

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

13 | MGIC Investment Corporation - Q3 2016

The Convertible Senior Notes, Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. As of September 30, 2016, we had approximately $329 million in cash and investments at our holding company. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 1.6 years at September 30, 2016.

Interest payments on our debt obligations appear below.

	Nine Months Ended September 30,
(In millions)	2016	2015
FHLB Advance	$1.7	$—
Senior Notes, interest at 5.375% per annum, due November 2015	—	1.7
5% Notes	6.9	8.6
2% Notes	7.0	5.0
9% Debentures	15.9	17.5
Total interest payments	$31.5	$32.8
Note 4 – Reinsurance
The reinsurance agreements we have entered into are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Premiums earned:
Direct	$270,718	$252,951	$789,671	$738,870
Assumed	152	285	542	931
Ceded	(33,494)	(14,002)	(100,040)	(69,771)
Net premiums earned	$237,376	$239,234	$690,173	$670,030

Losses incurred:
Direct	$69,579	$81,699	$216,874	$265,445
Assumed	241	425	681	1,191
Ceded	(8,923)	(5,666)	(25,056)	(18,155)
Net losses incurred	$60,897	$76,458	$192,499	$248,481

Quota share reinsurance
Effective July 1, 2015, we entered into a quota share reinsurance agreement (“2015 QSR Transaction”) and commuted our prior 2013 quota share reinsurance agreement (“2013 QSR Transaction”). The group of unaffiliated reinsurers is the same under our 2015 QSR Transaction as our prior 2013 QSR Transaction and each has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both. The 2015 QSR Transaction provides coverage on policies that were in the 2013 QSR Transaction; additional qualifying in force policies as of the agreement effective date which either had no history of defaults, or where a single default had been cured for twelve or more months at the agreement effective date; and all qualifying new insurance written through December 31, 2016. The agreement cedes losses incurred and premiums on or after the effective date through December 31, 2024, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the private mortgage insurer eligibility requirements (“PMIERs”) of Fannie Mae and Freddie Mac (collectively, the “GSEs”) for the risk ceded in any required calculation period.

The 2015 QSR Transaction increased the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded. A higher level of losses ceded, resulting from an increase in our loss ratio, will reduce our profit commission. The structure of the 2015 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2015 QSR Transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%.

Following is a summary of our quota share reinsurance agreements, excluding captive agreements, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
2013 QSR Transaction
Ceded premiums written, net of profit commission	n/a	$(69,410)	n/a	$(11,355)
Ceded premiums earned, net of profit commission	n/a	(11,568)	n/a	35,999
Ceded losses incurred	n/a	—	n/a	6,060
Ceding commissions (1)	n/a	(11,568)	n/a	10,235
Profit commission	n/a	11,568	n/a	62,525

2015 QSR Transaction (Effective July 1, 2015)
Ceded premiums written, net of profit commission (2)	31,707	22,626	93,334	22,626
Ceded premiums earned, net of profit commission (2)	31,707	22,626	93,334	22,626
Ceded losses incurred	7,432	4,236	22,015	4,236
Ceding commissions (1)	12,137	9,195	35,659	9,195
Profit commission	28,981	23,347	84,963	23,347

(1)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

(2)	Effective July 1, 2015 premiums are ceded on an earned and received basis as defined in our 2015 QSR Transaction.

Under the terms of the 2015 QSR Transaction, ceded premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premium due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

MGIC Investment Corporation - Q3 2016 | 14

The reinsurance recoverable on loss reserves related to our 2015 QSR Transaction was $27 million as of September 30, 2016 and $11 million as of December 31, 2015. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

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

The reinsurance recoverable on loss reserves related to captive agreements was $20 million as of September 30, 2016, which was supported by $94 million of trust assets, while as of December 31, 2015, the reinsurance recoverable on loss reserves related to captive agreements was $34 million, which was supported by $137 million of trust assets. Each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts.

Note 5 – Litigation and Contingencies
Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In 2015 and the first three quarters of 2016, curtailments reduced our average claim paid by approximately 6.7% and 5.4%, respectively.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In recent quarters, approximately 4% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $281 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.

Mortgage insurers, including MGIC, have been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA.

For MGIC, while these proceedings in the aggregate have not resulted in material liability, were there to be future proceedings under these laws, there can be no assurance that the outcome would not have a material adverse effect on us. In addition, various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring other actions seeking various forms of relief in connection with alleged violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

15 | MGIC Investment Corporation - Q3 2016

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Net income	$56,618	$822,852	$235,030	$1,069,582
Weighted average common shares outstanding	349,376	339,701	343,403	339,504
Basic income per share	$0.16	$2.42	$0.68	$3.15

Diluted earnings per share:
Net income	$56,618	$822,852	$235,030	$1,069,582
Interest expense, net of tax (1):
2% Convertible Senior Notes due 2020	1,324	1,982	5,288	5,946
5% Convertible Senior Notes due 2017	673	3,050	5,080	9,150
9% Convertible Junior Subordinated Debentures due 2063	—	5,697	—	17,090
Diluted income available to common shareholders	$58,615	$833,581	$245,398	$1,101,768

Weighted average shares - basic	349,376	339,701	343,403	339,504
Effect of dilutive securities:
Unvested restricted stock units	1,395	1,983	1,428	2,128
2% Convertible Senior Notes due 2020	44,488	71,917	62,707	71,917
5% Convertible Senior Notes due 2017	10,791	25,674	13,885	25,674
9% Convertible Junior Subordinated Debentures due 2063	—	28,853	—	28,853
Weighted average shares - diluted	406,050	468,128	421,423	468,076
Diluted income per share	$0.14	$1.78	$0.58	$2.35

Antidilutive securities (in millions)	19.0	—	20.4	—

(1)	Tax effected at a rate of 35%.

MGIC Investment Corporation - Q3 2016 | 16

Note 7 – Investments
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2016 and December 31, 2015 are shown below.

September 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$41,735	$562	$(41)	$42,256
Obligations of U.S. states and political subdivisions	2,046,199	87,592	(1,122)	2,132,669
Corporate debt securities	1,720,839	33,409	(4,379)	1,749,869
Asset-backed securities	79,032	182	(32)	79,182
Residential mortgage-backed securities	245,876	616	(3,056)	243,436
Commercial mortgage-backed securities	347,630	3,563	(980)	350,213
Collateralized loan obligations	121,146	203	(349)	121,000
Total debt securities	4,602,457	126,127	(9,959)	4,718,625
Equity securities	7,094	127	(3)	7,218
Total investment portfolio	$4,609,551	$126,254	$(9,962)	$4,725,843

December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,393	$2,133	$(1,942)	$160,584
Obligations of U.S. states and political subdivisions	1,766,407	33,410	(7,290)	1,792,527
Corporate debt securities	2,046,697	2,836	(44,770)	2,004,763
Asset-backed securities	116,764	56	(203)	116,617
Residential mortgage-backed securities	265,879	161	(8,392)	257,648
Commercial mortgage-backed securities	237,304	162	(3,975)	233,491
Collateralized loan obligations	61,345	3	(1,148)	60,200
Debt securities issued by foreign sovereign governments	29,359	2,474	(102)	31,731
Total debt securities	4,684,148	41,235	(67,822)	4,657,561
Equity securities	5,625	38	(18)	5,645
Total investment portfolio	$4,689,773	$41,273	$(67,840)	$4,663,206

(1)	At September 30, 2016 and December 31, 2015, there were no other-than-temporary impairment losses recorded in other comprehensive income.

During the first quarter of 2016, we substantially liquidated our Australian entities and repatriated most assets, including proceeds from the monetization of our Australian investment portfolio. As of September 30, 2016 we held no investments in foreign sovereign governments.

As discussed in Note 3 - “Debt” we are required to maintain collateral of at least 102% of the outstanding principal balance of the FHLB Advance. As of September 30, 2016 that collateral is included in our total investment portfolio amount shown above with a total fair value of $167.4 million.

17 | MGIC Investment Corporation - Q3 2016

The amortized cost and fair values of debt securities at September 30, 2016, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed in separate categories.

September 30, 2016
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$350,683	$351,117
Due after one year through five years	1,166,094	1,184,500
Due after five years through ten years	1,148,505	1,177,837
Due after ten years	1,143,491	1,211,340
	$3,808,773	$3,924,794

Asset-backed securities	79,032	79,182
Residential mortgage-backed securities	245,876	243,436
Commercial mortgage-backed securities	347,630	350,213
Collateralized loan obligations	121,146	121,000
Total as of September 30, 2016	$4,602,457	$4,718,625

At September 30, 2016 and December 31, 2015, the investment portfolio had gross unrealized losses of $10.0 million and $67.8 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

September 30, 2016	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,655	$(41)	$—	$—	$22,655	$(41)
Obligations of U.S. states and political subdivisions	185,163	(815)	13,942	(307)	199,105	(1,122)
Corporate debt securities	200,500	(2,843)	41,424	(1,536)	241,924	(4,379)
Asset-backed securities	20	(32)	4,102	—	4,122	(32)
Residential mortgage-backed securities	3,204	(7)	186,494	(3,049)	189,698	(3,056)
Commercial mortgage-backed securities	84,048	(632)	38,992	(348)	123,040	(980)
Collateralized loan obligations	18,868	(186)	52,570	(163)	71,438	(349)
Equity securities	32	—	144	(3)	176	(3)
Total	$514,490	$(4,556)	$337,668	$(5,406)	$852,158	$(9,962)

December 31, 2015	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,548	$(1,467)	$1,923	$(475)	$62,471	$(1,942)
Obligations of U.S. states and political subdivisions	417,615	(6,404)	37,014	(886)	454,629	(7,290)
Corporate debt securities	1,470,628	(38,519)	114,982	(6,251)	1,585,610	(44,770)
Asset-backed securities	86,604	(173)	5,546	(30)	92,150	(203)
Residential mortgage-backed securities	35,064	(312)	209,882	(8,080)	244,946	(8,392)
Commercial mortgage-backed securities	134,488	(2,361)	69,927	(1,614)	204,415	(3,975)
Collateralized loan obligations	—	—	51,750	(1,148)	51,750	(1,148)
Debt securities issued by foreign sovereign governments	4,463	(102)	—	—	4,463	(102)
Equity securities	355	(8)	171	(10)	526	(18)
Total	$2,209,765	$(49,346)	$491,195	$(18,494)	$2,700,960	$(67,840)

MGIC Investment Corporation - Q3 2016 | 18

The unrealized losses in all categories of our investments at September 30, 2016 and December 31, 2015 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase. There were 268 and 303 securities in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively.

During each of the three and nine months ended September 30, 2016 and 2015 there were no other-than-temporary impairments (“OTTI”) recognized.   The net realized investment gains on the investment portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Realized investment gains (losses) on investments:
Fixed maturities	$1,511	$638	$5,397	$27,123
Equity securities	3,581	2	3,587	10
Net realized investment gains	$5,092	$640	$8,984	$27,133

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Realized investment gains (losses) on investments:
Gains on sales	$6,168	$720	$11,677	$28,711
Losses on sales	(1,076)	(80)	(2,693)	(1,578)
Net realized investment gains	$5,092	$640	$8,984	$27,133

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

In accordance with fair value accounting guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities, equity securities, and Australian government and semi government securities.

Level 2 - Quoted prices for similar instruments in active markets that we can access; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the instrument. The observable inputs are used in valuation models to calculate the fair value of the instruments. Financial assets utilizing Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-backed securities, asset-backed securities, and most municipal bonds.

The independent pricing sources utilize these approaches to determine the fair value of the instruments in Level 2 of the fair value hierarchy based on type of instrument:

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

19 | MGIC Investment Corporation - Q3 2016

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

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or from par values for equity securities restricted in their ability to be redeemed or sold. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include equity securities that can only be redeemed or sold at their par value and only to the security issuer and certain state premium tax credit investments. The state premium tax credit investments have an average maturity of less than 3 years, credit ratings of AA+ or higher, and their balances reflect their remaining scheduled payments discounted at an average annual rate of 7.1%. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of September 30, 2016 and December 31, 2015:
September 30, 2016

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,256	$8,755	$33,501	$—
Obligations of U.S. states and political subdivisions	2,132,669	—	2,131,839	830
Corporate debt securities	1,749,869	—	1,749,869	—
Asset-backed securities	79,182	—	79,182	—
Residential mortgage-backed securities	243,436	—	243,436	—
Commercial mortgage-backed securities	350,213	—	350,213	—
Collateralized loan obligations	121,000	—	121,000	—
Total debt securities	4,718,625	8,755	4,709,040	830
Equity securities (1)	7,218	2,950	—	4,268
Total investment portfolio	$4,725,843	$11,705	$4,709,040	$5,098
Real estate acquired (2)	$10,564	$—	$—	$10,564

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

MGIC Investment Corporation - Q3 2016 | 20

December 31, 2015

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$160,584	$46,197	$114,387	$—
Obligations of U.S. states and political subdivisions	1,792,527	—	1,791,299	1,228
Corporate debt securities	2,004,763	—	2,004,763	—
Asset-backed securities	116,617	—	116,617	—
Residential mortgage-backed securities	257,648	—	257,648	—
Commercial mortgage-backed securities	233,491	—	233,491	—
Collateralized loan obligations	60,200	—	60,200	—
Debt securities issued by foreign sovereign governments	31,731	31,731	—	—
Total debt securities	4,657,561	77,928	4,578,405	1,228
Equity securities (1)	5,645	2,790	—	2,855
Total investment portfolio	$4,663,206	$80,718	$4,578,405	$4,083
Real estate acquired (2)	$12,149	$—	$—	$12,149

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

There were no transfers of securities between Level 1 and Level 2 during the first nine months of 2016.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2016 and 2015 is shown in the following tables. There were no transfers into or out of Level 3 in those periods and there were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Three Months Ended September 30, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at June 30, 2016	$1,056	$6,940	$7,996	$9,642
Total realized/unrealized gains (losses):
Included in other comprehensive income	—	(3,519)	(3,519)	—
Included in earnings and reported as net realized investment gains, net	—	3,579	3,579	—
Included in earnings and reported as losses incurred, net	—	—	—	(501)
Purchases	—	1,167	1,167	8,938
Sales	(226)	(3,899)	(4,125)	(7,515)
Balance at September 30, 2016	$830	$4,268	$5,098	$10,564

Three Months Ended September 30, 2015
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at June 30, 2015	$1,634	$321	$1,955	$7,995
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(1,031)
Purchases	—	2,535	2,535	9,632
Sales	(247)	—	(247)	(6,512)
Balance at September 30, 2015	$1,387	$2,856	$4,243	$10,084

21 | MGIC Investment Corporation - Q3 2016

Nine Months Ended September 30, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2015	$1,228	$2,855	$4,083	$12,149
Total realized/unrealized gains (losses):
Included in other comprehensive income	—	—	—	—
Included in earnings and reported as net realized investment gains, net	—	3,579	3,579	—
Included in earnings and reported as losses incurred, net	—	—	—	(143)
Purchases	—	4,258	4,258	27,953
Sales	(398)	(6,424)	(6,822)	(29,395)
Balance at September 30, 2016	$830	$4,268	$5,098	$10,564

Nine Months Ended September 30, 2015
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2014	$1,846	$321	$2,167	$12,658
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(1,503)
Purchases	7	2,535	2,542	26,346
Sales	(466)	—	(466)	(27,417)
Balance at September 30, 2015	$1,387	$2,856	$4,243	$10,084
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

Financial Liabilities Not Measured at Fair Value
We incur financial liabilities in the normal course of our business. The following table presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at September 30, 2016 and December 31, 2015. The fair values of our Convertible Senior Notes, Senior Notes and Convertible Junior Subordinated Debentures were based on observable market prices and the fair value of the Federal Home Loan Bank Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements, and in all cases they are categorized as Level 2.

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
FHLB Advance	$155,000	$159,302	n/a	n/a
5% Notes	144,629	148,904	331,546	345,616
2% Notes	204,444	261,530	490,755	701,955
5.75% Notes	417,087	442,531	n/a	n/a
9% Debentures	256,872	318,077	389,522	455,067
Total long-term debt	$1,178,032	$1,330,344	$1,211,823	$1,502,638

MGIC Investment Corporation - Q3 2016 | 22

Note 9 – Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 are included in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net unrealized holding (losses) gains arising during the period	$(22,206)	$27,271	$142,852	$(17,126)
Income tax benefit (expense)	7,772	(9,531)	(50,121)	5,955
Valuation allowance (1)	—	77,555	—	62,383
Net of taxes	(14,434)	95,295	92,731	51,212

Net changes in benefit plan assets and obligations	(370)	(546)	(1,110)	(1,638)
Income tax benefit	129	192	388	574
Valuation allowance (1)	—	(7,001)	—	(7,383)
Net of taxes	(241)	(7,355)	(722)	(8,447)

Net changes in unrealized foreign currency translation adjustment	(16)	(3,724)	(1,496)	(6,228)
Income tax benefit	6	1,306	522	2,186
Valuation allowance (1)	—	(529)	—	(529)
Net of taxes	(10)	(2,947)	(974)	(4,571)

Total other comprehensive (loss) income	(22,592)	23,001	140,246	(24,992)
Total income tax benefit (expense), net of valuation allowance	7,907	61,992	(49,211)	63,186
Total other comprehensive (loss) income, net of tax	$(14,685)	$84,993	$91,035	$38,194

(1)	See Note 11 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive loss to our consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 are included in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Reclassification adjustment for net realized gains (losses) (1)	$5,248	$(1,120)	$5,958	$10,591
Income tax (expense) benefit	(1,837)	395	(1,963)	(3,697)
Valuation allowance (2)	—	(413)	—	3,635
Net of taxes	3,411	(1,138)	3,995	10,529

Reclassification adjustment related to benefit plan assets and obligations (3)	370	546	1,110	1,638
Income tax expense	(129)	(192)	(388)	(574)
Valuation allowance (2)	—	192	—	574
Net of taxes	241	546	722	1,638

Reclassification adjustment related to foreign currency (4)	—	—	1,467	—
Income tax expense	—	—	(513)	—
Net of taxes	—	—	954	—

Total reclassifications	5,618	(574)	8,535	12,229
Total income tax expense, net of valuation allowance	(1,966)	(18)	(2,864)	(62)
Total reclassifications, net of tax	$3,652	$(592)	$5,671	$12,167

(1)	Increases (decreases) Net realized investment gains on the consolidated statements of operations.

(2)	See Note 11 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets.

(3)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

(4)	Increases (decreases) Other revenue on the consolidated statements of operations.

23 | MGIC Investment Corporation - Q3 2016

Changes in our accumulated other comprehensive income (loss), including amounts reclassified from other comprehensive income (loss), for the nine months ended September 30, 2016 are included in the table below.

	Nine Months Ended September 30, 2016
(In thousands)	Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total accumulated other comprehensive income (loss)
Balance at December 31, 2015, net of tax	$(17,148)	$(44,652)	$920	$(60,880)
Other comprehensive income (loss) before reclassifications	96,726	—	(20)	96,706
Less: Amounts reclassified from accumulated other comprehensive income (loss)	3,995	722	954	5,671
Balance at September 30, 2016, net of tax	$75,583	$(45,374)	$(54)	$30,155

Note 10 – Benefit Plans
The following tables provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)	2016	2015	2016	2015
Service cost	$2,283	$2,564	$188	$208
Interest cost	3,976	3,962	176	174
Expected return on plan assets	(4,877)	(5,278)	(1,222)	(1,248)
Recognized net actuarial loss (gain)	1,464	1,372	—	(44)
Amortization of prior service cost	(172)	(211)	(1,662)	(1,661)
Net periodic benefit cost (benefit)	$2,674	$2,409	$(2,520)	$(2,571)

	Nine Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)	2016	2015	2016	2015
Service cost	$6,848	$7,692	$564	$624
Interest cost	11,929	11,886	528	523
Expected return on plan assets	(14,631)	(15,832)	(3,665)	(3,743)
Recognized net actuarial loss (gain)	4,392	4,114	—	(132)
Amortization of prior service cost	(515)	(633)	(4,987)	(4,986)
Net periodic benefit cost (benefit)	$8,023	$7,227	$(7,560)	$(7,714)

We currently intend to make contributions totaling $11.4 million to our qualified pension plan and supplemental executive retirement plan in 2016, of which $2.6 million has been contributed through September 30, 2016.

Note 11 – Income Taxes
Valuation Allowance
We review the need to maintain a deferred tax asset valuation allowance on a quarterly basis. We analyze many factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, operating results on a three year cumulative basis, the expected occurrence of future income or loss, the expiration dates of the loss carryforwards, the cyclical nature of our operating results, and available tax planning strategies. Based on our analysis, we reduced our benefit from income tax through the recognition of a valuation allowance from the first quarter of 2009 through the second quarter of 2015. In the third quarter of 2015, we concluded that it was more likely than not that our deferred tax assets would be fully realizable and that the valuation allowance was no longer necessary and we reversed the valuation allowance.

The effect of the change in valuation allowance on the provision for income taxes for three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Provision for income tax	$27,131	$43,694	$117,646	$131,568
Change in valuation allowance	—	(739,298)	—	(822,465)
Provision for (benefit from) income taxes	$27,131	$(695,604)	$117,646	$(690,897)

MGIC Investment Corporation - Q3 2016 | 24

The change in the valuation allowance that was included in other comprehensive income for the three and nine months ended September 30, 2015 was a decrease of $70.0 million and $54.5 million, respectively.

We have approximately $1.6 billion of net operating loss (“NOL”) carryforwards on a regular tax basis and $0.7 billion of NOL carryforwards for computing the alternative minimum tax as of September 30, 2016. Any unutilized carryforwards are scheduled to expire at the end of tax years 2030 through 2033.

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

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at September 30, 2016, there would also be interest related to these matters of approximately $195.9 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently.

We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS has filed an answer to our petition which continues to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing, and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. Litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We can provide no assurance regarding the outcome of any such litigation or whether a compromised settlement with the IRS will ultimately be reached and finalized. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2016, those state taxes and interest would approximate $50.2 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of September 30, 2016 is $107.9 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 15 – “Capital Requirements.”

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $94.4 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of September 30, 2016 and December 31, 2015, we had accrued $28.6 million and $27.8 million, respectively, for the payment of interest.

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

25 | MGIC Investment Corporation - Q3 2016

The following table provides a reconciliation of beginning and ending loss reserves for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
(In thousands)	2016	2015
Reserve at beginning of period	$1,893,402	$2,396,807
Less reinsurance recoverable	44,487	57,841
Net reserve at beginning of period	1,848,915	2,338,966

Losses incurred:
Losses and LAE incurred in respect of defaults related to:
Current year	292,090	338,611
Prior years (1)	(99,591)	(90,130)
Subtotal	192,499	248,481

Losses paid:
Losses and LAE paid in respect of defaults related to:
Current year	5,942	9,227
Prior years	549,706	652,465
Reinsurance terminations (2)	(2,854)	(15,440)
Subtotal	552,794	646,252

Net reserve at end of period	1,488,620	1,941,195
Plus reinsurance recoverables	46,863	38,748

Reserve at end of period	$1,535,483	$1,979,943

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves.

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

The “Losses incurred” section of the table above shows losses incurred on defaults that occurred in the current year and in prior years.  The amount of losses incurred relating to defaults that occurred in the current year represents the estimated amount to be ultimately paid on such defaults.  The amount of losses incurred relating to defaults that occurred in prior years represents the actual claim rate and severity associated with those defaults resolved in the current year differing from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults continuing from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in the default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of defaults by geography and changes in average loan exposure.

Losses incurred on defaults that occurred in the current year decreased in the first nine months of 2016 compared to the same period in 2015, primarily due to a decrease in the number of new defaults, net of related cures.

The prior year development of the reserves in the first nine months of 2016 and 2015 is reflected in the following table.

	Nine months ended September 30,
(In millions)	2016	2015
Decrease in estimated claim rate on primary defaults	$(108)	$(95)
Increase in estimated severity on primary defaults	12	12
Change in estimates related to pool reserves, LAE reserves and reinsurance	(4)	(7)
Total prior year loss development (1)	$(100)	$(90)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

For the nine months ended September 30, 2016 and 2015 we experienced favorable prior year loss reserve development. This development was, in part, due to the resolution of approximately 54% and 52% of the prior year default inventory during the nine months ended September 30, 2016 and 2015, respectively.  During the first nine months of 2016, we experienced improved cure rates on prior year defaults, which was offset in part by an increase in severity on the prior year defaults. In addition to the resolution of defaults, the first nine months of 2015 were also favorably impacted by $21 million due to re-estimation of previously recorded reserves relating to disputes on our claims paying practices and adjustments to incurred but not reported losses (IBNR).  The favorable development in the first nine months of 2015 was offset, in part, by an increase in the severity on prior year defaults remaining in the delinquent inventory.

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

During the first nine months of 2016, our losses paid included $52 million associated with settlements for claims paying practices and nonperforming loan sales. These settlements reduced our delinquent inventory by 1,273 notices. These settlements had no material impact on our losses incurred, net.

MGIC Investment Corporation - Q3 2016 | 26

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at September 30, 2016 and December 31, 2015 and approximated $91 million and $102 million, respectively. This liability was included in “Other liabilities” on our consolidated balance sheets.

Delinquent inventory
A rollforward of our primary default inventory for the three and nine months ended September 30, 2016 and 2015 appears in the following table. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Default inventory at beginning of period	52,558	66,357	62,633	79,901
New notices	17,607	19,509	50,418	55,856
Cures	(15,556)	(17,036)	(50,249)	(56,700)
Paids (including those charged to a deductible or captive)	(3,051)	(3,958)	(9,619)	(12,671)
Rescissions and denials	(125)	(230)	(477)	(623)
Other items removed from inventory	—	—	(1,273)	(1,121)
Default inventory at end of period	51,433	64,642	51,433	64,642
The decrease in the primary default inventory experienced during 2016 and 2015 was generally across all markets and primarily in book years 2008 and prior. As of September 30, 2016 the percentage of loans in the inventory that have been in default for 12 or more consecutive months has declined compared with the prior year end and one year prior, as shown in the following table. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months and the number of loans in our primary claims received inventory have been affected by our suspended rescissions and the resolution of certain of those rescissions discussed below and in Note 5 – “Litigation and Contingencies.”

Consecutive months in default

	September 30, 2016		December 31, 2015		September 30, 2015
3 months or less	12,333	24%	13,053	21%	13,991	22%
4 - 11 months	12,648	25%	15,763	25%	14,703	23%
12 months or more (1)	26,452	51%	33,817	54%	35,948	55%
Total primary default inventory	51,433	100%	62,633	100%	64,642	100%

Primary claims received inventory included in ending default inventory	1,636	3%	2,769	4%	2,982	5%

(1)
Approximately 48%, 50%, and 50% of the primary default inventory in default for 12 consecutive months or more has been in default for at least 36 consecutive months as of September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.
Number of payments delinquent

	September 30, 2016		December 31, 2015		September 30, 2015
3 payments or less	18,374	36%	20,360	33%	20,637	32%
4 - 11 payments	12,282	24%	15,092	24%	14,890	23%
12 payments or more	20,777	40%	27,181	43%	29,115	45%
Total primary default inventory	51,433	100%	62,633	100%	64,642	100%
Pool insurance default inventory decreased to 1,979 at September 30, 2016 from 2,739 at December 31, 2015. and 2,950 at September 30, 2015.

Claims paying practices
Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2016 and December 31, 2015

27 | MGIC Investment Corporation - Q3 2016

the estimate of this liability totaled $6 million and $7 million, respectively. This liability was included in “Other liabilities” on our consolidated balance sheets.

For information about discussions and legal proceedings with customers with respect to our claims paying practices see Note 5 – “Litigation and Contingencies.”

Note 13 – Shareholders’ Equity
Capital transactions
As described in Note 3 - “Debt,” we entered into privately negotiated agreements to purchase, for cash, together with, in certain cases, shares of our common stock, $292.4 million aggregate principal amount of our outstanding 2% Notes. We issued approximately 18.3 million shares of our common stock as partial consideration under these agreements. We have repurchased the shares issued as partial consideration for our 2% Notes repurchase. During the third quarter of 2016, we repurchased an aggregate of approximately 13.5 million shares of our common stock, of which approximately 2.1 million shares remained unsettled as of September 30, 2016, at a weighted average price per share of $8.02, which includes commissions. The aggregate purchase price of the shares was $108.1 million, which includes approximately $16.5 million of cash settled after September 30, 2016. An additional 4.8 million shares were purchased in October 2016.

As described in Note 3 - “Debt” the purchase of a portion of our 9% Debentures by MGIC, and corresponding elimination of the purchased 9% Debentures in consolidation, resulted in a reduction to our consolidated shareholders’ equity of approximately $6.3 million as of September 30, 2016. This reduction represents the allocated portion of the consideration paid to reacquire the equity component of the 9% Debentures. The reduction was recognized in paid-in capital and was less than the amount ascribed to paid-in capital at original issuance of the 9% Debentures.

Shareholders Rights Agreement
Our Amended and Restated Rights Agreement dated July 23, 2015, which was approved by shareholders (the “Agreement”), seeks to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

Under the Agreement each outstanding share of our Common Stock is accompanied by one Right. The “Distribution Date” occurs on the earlier of ten days after a public announcement that a person has become an “Acquiring Person,” or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an “Acquiring Person.” An “Acquiring Person” is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-tenth of one share of our Common Stock at a Purchase Price of $45 per full share (equivalent to $4.50 for each one-tenth share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on August 1, 2018, or earlier as described in the Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

Note 14 – Stock-Based Compensation
We have incentive stock plans under which restricted stock units (“RSUs”) were granted to employees. We generally grant share-based compensation to employees during the first quarter of each fiscal year. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our incentive plans generally vest over periods ranging from one to three years.

The number of shares granted to employees and the weighted average fair value per share during the periods presented were (shares in thousands):

	Nine months ended September 30,
	2016		2015
	Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
RSUs subject to performance conditions	1,257	$5.66	1,144	$9.04
RSUs subject only to service conditions	433	5.67	410	8.99

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

MGIC Investment Corporation - Q3 2016 | 28

Based on our interpretation of the PMIERs, as of September 30, 2016, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

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

At September 30, 2016, MGIC’s risk-to-capital ratio was 11.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.4 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At September 30, 2016, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 12.6 to 1. Reinsurance agreements with an affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliate, additional capital contributions to the reinsurance affiliate could be needed.

In each of the first three quarters of 2016 MGIC received approval from the OCI to pay a $16 million dividend to our holding company, which were paid in April, June, and September, respectively, its first dividends since 2008. Any additional dividends paid by MGIC to our holding company in 2016 would require OCI approval under the adjusted statutory net income regulations discussed below.

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

29 | MGIC Investment Corporation - Q3 2016

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

MGIC Investment Corporation - Q3 2016 | 30

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

31 | MGIC Investment Corporation - Q3 2016

OVERVIEW
Through our subsidiary MGIC, we are a leading provider of private mortgage insurance in the United States, as measured by $180.1 billion of primary insurance in force at September 30, 2016. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015. We refer to this Discussion as the “10-K MD&A.”

Financial performance of MGIC Investment Corporation
	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data, unaudited)	2016	2015	Change	2016	2015	Change
Selected statement of operations data
Total revenues	$273.9	$269.5	2%	$796.0	$782.9	2%
Losses incurred, net	60.9	76.5	(20)%	192.5	248.5	(23)%
Loss on debt extinguishment	75.2	—	N/M	90.5	—	N/M
Income before tax	83.7	127.2	(34)%	352.7	378.7	(7)%
Provision for (benefit from) income taxes	27.1	(695.6)	N/M	117.6	(690.9)	N/M
Net income	56.6	822.9	(93)%	235.0	1,069.6	(78)%
Diluted income per share	$0.14	$1.78	(92)%	$0.58	$2.35	(75)%

Non-GAAP Financial Measures (1)
Pretax operating income	$153.9	$126.6	22%	$434.2	$351.6	23%
Net operating income	102.2	83.1	23%	288.0	229.5	25%
Net operating income per diluted share	$0.25	$0.20	25%	$0.71	$0.55	29%
(1) See Explanation and Reconciliation of our use of Non-GAAP financial measures on pages 38-39.
Business Overview
Quarterly results
Net income for the third quarter 2016 was $56.6 million, or $0.14 per diluted share. Net income for the third quarter of 2015 was $822.9 million, or $1.78 per diluted share. The decline in our net income was primarily due to the tax benefit recognized upon reversal of our deferred tax asset valuation allowance in the third quarter of 2015 and the loss on debt extinguishment recorded in the third quarter of 2016 from our 2% Notes repurchases. The decline in net income was partially offset by a decrease in our losses incurred, net.

Total revenues were $273.9 million, up 2% compared to the prior year. Net premiums earned of $237.4 million decreased by 1% compared to the prior year period as we ceded more premiums in 2016 and the third quarter of 2015 included a non-recurring increase in net premiums earned due to commutation of our 2013 quota share reinsurance agreement (“2013 QSR Transaction”). The decrease in net premiums earned was offset in part by a higher level of premiums earned on single premium policies in 2016 due to increased cancellation activity and a reduction in premium refunds and related premium refund accrual compared to the prior year due to lower claim activity. Investment income, net of expenses, increased 6% compared with the prior year, reflecting a higher average investment yield over the period on our investment portfolio. Realized gains were $5.1 million, up from $0.6 million in the prior year.

Losses incurred, net were $60.9 million, down 20% compared to the prior year driven by fewer new delinquency notices and a lower claim rate on the new notices received in the third quarter of 2016 compared to the prior year. The claim rate on new notices in the third quarter of 2016 was approximately 12% compared to 13% in the prior year.

Loss on debt extinguishment during the third quarter of 2016 reflects the repurchases of our 2% Notes at a cost that was in excess of our carrying value and a write-off of the unamortized debt issuance costs on the repurchased portion of the notes. The repurchases were completed with funds from our 5.75% Notes issuance, and in certain cases, shares of our common stock. These transactions continued the repositioning of our debt maturity profile and reduced potentially dilutive shares.

See Note 3 - “Debt” to our consolidated financial statements for further discussion of the accounting for this transaction. Further, we will continue to assess opportunities to enhance our capital position, improve our debt profile, and reduce potential dilution from our outstanding convertible debt issuances, which could result in additional losses in 2016.

MGIC Investment Corporation - Q3 2016 | 32

The difference in Provision for (benefit from) income taxes reflects the change in our tax position. The third quarter of 2015 included a benefit from the reversal of our valuation allowance against our deferred tax assets, while the third quarter of 2016 results reflected a full tax provision.
Year to date results
Net income for the first nine months of 2016 was $235.0 million, or $0.58 per diluted share. Net income for the first nine months of 2015 was $1.1 billion, or $2.35 per diluted share. The decline in our net income was primarily due to the tax benefit recognized upon reversal of our deferred tax asset valuation allowance in the third quarter of 2015 and the loss on debt extinguishment resulting from our debt transactions completed during the first nine months of 2016. The decline in net income was partially offset by a decrease in our losses incurred, net.
Total revenues were $796.0 million, up 2% compared to the same period in the prior year. Net premiums earned of $690.2 million increased by 3% compared to the same period in the prior year due to a reduction in our premium refunds and related premium refund accrual and higher earned premiums on single premium policies due to increased cancellation activity compared to the prior year. These increases were offset in part by a higher level of premiums ceded in 2016. Investment income, net of expenses, increased 9% compared to the same period in the prior year, reflecting higher average portfolio yields over the period. Realized gains were $9.0 million, down from $27.1 million in the same period of the prior year. A substantial portion of our realized gains in 2015 were from fixed maturity security sales in the first quarter under favorable market conditions.
Losses incurred, net were $192.5 million, down 22.5% compared to the same period in the prior year driven by fewer new delinquency notices received in the first nine months of 2016 compared to the same period of the prior year. There was also a higher level of favorable prior year loss development due to a lower claim rate on previously reported defaults and on our estimate of incurred but not reported losses (IBNR).
Loss on debt extinguishment during the first nine months of 2016 reflects the repurchases of a portion of our 5% Notes and 2% Notes, and MGIC’s purchase of a portion of our 9% Debentures at costs that were in excess of our carrying values. In addition, the repurchases of the 5% Notes and 2% Notes included the write-off of unamortized debt issuance costs on the repurchased portions of those notes.

See Note 3 - “Debt” to our consolidated financial statements for further discussion of the accounting for these transactions. Further, we will continue to assess opportunities to enhance our capital position, improve our debt profile, and reduce potential dilution from our outstanding convertible debt issuances, which could result in additional losses in 2016.

The difference in Provision for (benefit from) income taxes reflects the change in our tax position. The first nine months of 2015 included a benefit from the reversal of our valuation allowance against our deferred tax assets in the third quarter of 2015, while the first nine months of 2016 results reflected a full tax provision.
See “Results of Consolidated Operations” below for additional discussion of our results for the third quarter and first nine months of 2016 compared to the respective prior year periods.

Capital
GSEs
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

We must comply with the Private Mortgage Eligibility Requirements (the “PMIERs”) of the GSEs to be eligible to insure loans purchased by them. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of September 30, 2016, MGIC’s Available Assets are $4.7 billion and its Minimum Required Assets are $4.1 billion. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
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

33 | MGIC Investment Corporation - Q3 2016

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

At September 30, 2016, MGIC’s risk-to-capital ratio was 11.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.4 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect

MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.
The NAIC previously announced that it plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements. We continue to evaluate the impact of the framework contained in the exposure draft, including the potential impact of certain items that have not yet been completely addressed by the framework which include: the treatment of ceded risk, minimum capital floors, and action level triggers. Currently we believe that the PMIERs contain the more restrictive capital requirements in most circumstances.

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

MGIC Investment Corporation - Q3 2016 | 34

Loan Modification and Other Similar Programs
Our operating results continue to be impacted by the Home Affordable Modification Program (“HAMP”) and the GSEs’ Home Affordable Refinance Program (“HARP”). During the first nine months of each of 2015 and 2016, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $479 million and $405 million, respectively, of estimated claim payments. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments. Approximately 7% and 6% of the modifications resulted in principal forgiveness in each of the first nine months of 2015 and 2016, respectively.

In 2015 and the first nine months of 2016, approximately 16% and 15%, respectively, of our primary cures were the result of modifications, with HAMP accounting for approximately 66% and 64% of the modifications in each of those periods, respectively. Although the HAMP and HARP programs have been extended through December 2016 and September 2017, respectively, we believe that we have realized the majority of the benefits from them because the number of loans insured by us that we are aware are entering those programs has decreased significantly.

HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. As of September 30, 2016, approximately 11% of our primary insurance in force had benefited from HARP and was still in force.

As shown in the following table, as of September 30, 2016 approximately 20% of our primary risk in force has been modified.
Modifications

Policy year	HARP (1)	HAMP	Other
2003 Prior	11.1%	19.2%	16.0%
2004	17.9%	19.7%	14.3%
2005	24.7%	20.7%	13.9%
2006	27.5%	21.3%	13.9%
2007	38.2%	20.2%	8.8%
2008	52.4%	12.4%	4.4%
2009	27.4%	1.8%	1.4%
2010 - Q3 2016	—%	0.1%	—%

Total	10.9%	5.9%	3.2%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of September 30, 2016 based on loan count, the loans associated with 97.7% of HARP modifications, 77.7% of HAMP modifications and 73.2% of other modifications remaining in our inventory were current.

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

35 | MGIC Investment Corporation - Q3 2016

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

•	Losses incurred, net

Losses incurred, net are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

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

MGIC Investment Corporation - Q3 2016 | 36

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

•	Other
Certain activities, which we do not consider to be part of our fundamental operating activities, may also impact our results of operations and are described below.

•	Net realized investment gains (losses)

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

•	Loss on debt extinguishment

At times, we may undertake activities to enhance our capital position, improve our debt profile, and reduce potential dilution from our outstanding convertible debt issuances. Extinguishing our outstanding debt obligations early through these discretionary activities may result in losses primarily driven by the payment of consideration in excess of our carrying value, and the write off of unamortized debt issuance costs on the extinguished portion of the debt.

Refer to “Explanation and reconciliation of our use of Non-GAAP financial measures” to understand how these items impact our evaluation of our fundamental financial performance.

Mortgage Insurance Earnings and Cash Flow Cycle
In our industry, a “book” is the group of loans insured in a particular calendar year. In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments) and premium rates reset to lower levels on a substantial portion of our monthly premium program after ten years, and increasing losses.

37 | MGIC Investment Corporation - Q3 2016

EXPLANATION AND RECONCILIATION OF OUR USE OF NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures
We believe that use of the Non-GAAP financial measures of pretax operating income (loss), net operating income (loss) and net operating income (loss) per diluted share facilitate the evaluation of the company's fundamental financial performance and provide relevant and meaningful information to investors about the ongoing operating results of the company. On a consolidated basis, these measures are not recognized in accordance with accounting principles generally accepted in the United States of America (GAAP) and should not be viewed as alternatives to GAAP measures of performance. The measures described below have been established to increase transparency for the purpose of evaluating the fundamental operating trends and enabling more meaningful comparisons with our competitors.

Pretax operating income (loss) is defined as GAAP income (loss) before tax excluding the effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss) and infrequent or unusual non-operating items.

Net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), infrequent or unusual non-operating items, and the effects of changes in our deferred tax valuation allowance. The amounts of adjustments to net income (loss) are tax effected using a federal statutory tax rate of 35%.

Net operating income (loss) per diluted share is calculated by dividing (i) net operating income (loss) adjusted for interest expense on convertible debt, share dilution from convertible debt, and the impact of stock-based compensation arrangements consistent with the accounting standard regarding earnings per share, whenever the impact is dilutive by (ii) diluted weighted average common shares outstanding.

Although pretax operating income (loss) and net operating income (loss) exclude certain items that have occurred in the past and are expected to occur in the future, the excluded items are: (1) not viewed as part of the operating performance of our primary activities; or (2) impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. These adjustments, along with the reasons for their treatment, are described below. Other companies may calculate these measures differently, and, therefore, their measures may not be comparable to those used by us.

(1)
Net realized investment gains (losses). The recognition of net realized investment gains or losses can vary significantly across periods as the timing of individual securities sales is highly discretionary and is influenced by such factors as market opportunities, our tax and capital profile, and overall market cycles.

Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these realized gains and losses. We do not view them to be indicative of our fundamental operating activities. Therefore, these items are excluded from our calculation of net operating income (loss).

(2)
Gains and losses on debt extinguishment. Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position, improve our debt profile, and reduce potential dilution from our outstanding convertible debt issuances; therefore, these activities are not viewed as part of our fundamental operating activities and their results and are excluded from our calculation of net operating income (loss).

(3)
Net impairment losses recognized in earnings. The recognition of net impairment losses on investments can vary significantly in both size and timing, depending on market credit cycles, individual issuer performance, and general economic conditions. We do not view these impairment losses to be indicative of fundamental operating activities and we exclude them from our calculation of net operating income (loss).

(4)
Deferred tax asset valuation allowance. The recognition, or reversal, of a valuation allowance against deferred tax assets is subject to significant management judgment and the effects are recorded to the discrete accounting period when recognized or reversed. Such recognition or reversal may significantly impact the discrete accounting period in which it is recorded; however recognition or reversal of a valuation allowance does not impact our cash position or operational activities. Therefore, we do not view the recognition, or reversal, of a valuation allowance against deferred tax assets to be indicative of fundamental operating activities and their effects are excluded from our calculation of net operating income (loss).

38 | MGIC Investment Corporation - Q3 2016

Non-GAAP Reconciliations

Reconciliation of Income before tax to pretax operating income and calculation of Net operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Income before tax per Statement of Operations	$83,749	$127,248	$352,676	$378,685
Adjustments:
Net realized investment gains	(5,092)	(640)	(8,984)	(27,133)
Loss on debt extinguishment	75,223	—	90,531	—
Pretax operating income	153,880	126,608	434,223	351,552

Income taxes:
Provision for income taxes(1)	51,677	43,470	146,188	122,071
Net operating income	$102,203	$83,138	$288,035	$229,481

(1) Income before tax within operating income is tax effected at our effective tax rate. The effective tax rate for the three and nine months ended September 30, 2015 excludes the effects of the change in our valuation allowance. Adjustments are tax effected at the Federal Statutory Rate of 35%.

Reconciliation of Net income to Net operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$56,618	$822,852	$235,030	$1,069,582
Effect of change in deferred tax asset valuation allowance	—	(739,298)	—	(822,465)
Adjustments, net of tax(1):
Net realized investment gains	(3,310)	(416)	(5,840)	(17,636)
Loss on debt extinguishment	48,895	—	58,845	—
Net operating income	$102,203	$83,138	$288,035	$229,481

(1) Adjustments are tax effected at the Federal Statutory Rate of 35%.

Reconciliation of Net operating income per diluted share to Net income per diluted share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income per diluted share	$0.14	$1.78	$0.58	$2.35
Effect of change in deferred tax asset valuation allowance(1)	—	(1.58)	—	(1.76)
Net realized investment gains	(0.01)	—	(0.01)	(0.04)
Loss on debt extinguishment	0.12	—	0.14	—
Net operating income per diluted share	$0.25	$0.20	$0.71	$0.55

(1) The change in our deferred tax asset valuation allowance includes a $698.1 million reduction to our tax provision for amounts to be realized in future periods, or $1.49 per diluted share.

39 | MGIC Investment Corporation - Q3 2016

MORTGAGE INSURANCE PORTFOLIO
New insurance written
The amount of our primary new insurance written during the three and nine months ended September 30, 2016 and 2015 was as follows:
Primary NIW by FICO score

	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2016	2015	2016	2015
740 and greater	$8.7	$7.1	$20.5	$19.3
700-739	3.5	3.1	9.0	8.3
660-699	1.6	1.7	4.5	4.4
659 and less	0.4	0.5	1.1	1.2
Total Primary	$14.2	$12.4	$35.1	$33.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of primary NIW
Policy payment type:
Monthly premiums	82.0%	81.7%	79.8%	79.6%
Single premiums	17.7%	18.0%	19.9%	20.1%
Annual premiums	0.3%	0.3%	0.3%	0.3%

Type of mortgage:
Purchases	80.8%	87.9%	81.9%	80.6%
Refinances	19.2%	12.1%	18.1%	19.4%

LTV:
95.01% and above	6.0%	4.9%	5.5%	4.4%
90.01% to 95.00%	46.9%	51.4%	48.8%	50.4%
85.01% to 90.00%	31.9%	33.1%	31.8%	33.0%
80.01% to 85%	15.2%	10.6%	13.9%	12.2%

Conditions and Trends impacting our NIW

•	New insurance written continues to have strong underlying credit characteristics as from our perspective lenders maintain high underwriting standards.

•
An improved employment environment and what we view as solid housing market fundamentals, such as household formations, increased home sales and low interest rates, resulted in an increase in the percentage and volume of new insurance written resulting from purchase mortgage transactions during the first half of 2016 when compared to the same period in the prior year. While the volume of new insurance written resulting from purchase mortgage transactions increased in the third quarter of 2016 when compared to the same period in 2015, the percentage of our new insurance written represented by such transactions decreased year-over-year. Since mortgage interest rates are expected to remain low and housing market fundamentals are expected to remain stable to modestly improving most forecasts are calling for an increase in purchase activity in future periods. Increasing purchase activity is generally a net positive as we estimate that our industry’s market share is approximately 3-4 times higher for purchase loans compared to refinances. However, these same forecasts for low mortgage rates are predicting refinance activity will remain elevated, which could cause the percentage of purchase transactions to decline but that will be highly dependent on the future level of mortgage interest rates.

•
Competition has been centered on pricing practices in the market, including: (i) reductions to standard filed rates on borrower-paid policies, (ii) use by certain competitors of a spectrum of filed rates to allow for formulaic, risk-based pricing; and (iii) use of customized rates (discounted from published rates) on lender-paid single premium policies.

– In response to the competitive dynamics in the market, we revised our filed premium rates effective April 2016. In general, the revisions decreased our filed premium rates on some higher-FICO score loans and increased our filed premium rates on some lower-FICO loans. In addition to the revisions of our filed rates, we continue to use the authority set forth in our rate filings to negotiate customized lender-paid single premium policy rates on a selective basis.

MGIC Investment Corporation - Q3 2016 | 40

Insurance in force and risk in force
The amount of our insurance in force and risk in force is impacted by the amount of new insurance written and cancellations of primary insurance in force during the period. For the three and nine months ended September 30, 2016 and 2015, the impact of our new insurance written and cancellations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2016	2015	2016	2015
NIW	$14.2	$12.4	$35.1	$33.2
Cancellations	(11.6)	(8.5)	(29.5)	(25.4)
Change in primary insurance in force	$2.6	$3.9	$5.6	$7.8

Direct primary insurance in force as of September 30,	$180.1	$172.7

Direct primary risk in force as of September 30,	$46.8	$45.0

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
Persistency
Persistency is the percentage of insurance remaining in force from one year prior. Our persistency rate was 78.3% at September 30, 2016 compared to 79.7% at December 31, 2015 and 80.0% at September 30, 2015. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Credit profile of primary risk in force
The proportion of our total primary risk in force written after 2008 has been steadily increasing in proportion to our total primary risk in force. The loans insured from our 2009 and later origination years possess significantly improved credit characteristics when compared to our 2005-2008 origination years. The loans we insured beginning in 2009, on average, have substantially higher FICO scores and lower LTVs than those insured in 2005-2008. The credit profile of our risk in force has also benefited from modification programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans under terms that generally provide the borrowers with a greater ability to pay and more financial flexibility to cover the loan obligations. The following chart shows the composition of our primary risk in force as of September 30, 2016. As shown in the chart below, the aggregate of our 2009-2016 book years and our HARP modifications accounted for approximately 80% of our total primary risk in force at September 30, 2016.

Primary Risk in Force
$50,000
$45,000
$40,000
$35,000
$30,000
$25,000
$20,000
$15,000
$10,000
$5,000
$-
(in millions)
$41,060
$14,287
$3,413
$631
$5,703
$17,026
$42,947
$11,520
$2,488
$591
$5,758
$22,590
$45,462
$9,444
$1,933
$509
$5,237
$28,339
$46,833
$7,918
$1,577
$423
$4,673
$32,242
12/31/2013
12/31/2014
12/31/2015
9/30/2016
2009+
2005-2008 (HARP)
Other years (HARP)
Other years (Non-HARP)
2005-2008 (Non-HARP)

Pool and other insurance
MGIC has written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $568 million ($247 million on pool policies with aggregate loss limits and $321 million on pool policies without aggregate loss limits) at September 30, 2016 compared to $659 million ($271 million on pool policies with aggregate loss limits and $388 million on pool policies without aggregate loss limits) at December 31, 2015. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

In the third quarter of 2016 we participated in a GSE credit risk transfer transaction through an affiliate of MGIC. The transaction transfers risk via a pool structure for which we are providing credit insurance. Our level of participation in this transaction was immaterial to our financial statements and will remain immaterial to our financial statements in future periods. Any future participation in GSE credit risk transfer programs will be dependent on the terms of the transactions.

41 | MGIC Investment Corporation - Q3 2016

RESULTS OF CONSOLIDATED OPERATIONS
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Results of Consolidated Operations for the three and nine months ended September 30, 2016 and 2015.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
Net premiums written	$250.3	$318.0	(21)%	$731.6	$779.2	(6)%

Net premiums earned	$237.4	$239.2	(1)%	$690.2	$670.0	3%
Investment income, net of expenses	27.5	25.9	6%	82.6	75.8	9%
Net realized investment gains	5.1	0.6	750%	9.0	27.1	(67)%
Other revenue	3.9	3.7	5%	14.2	9.9	43%
Total revenues	$273.9	$269.5	2%	$796.0	$782.9	2%
Net premiums written and earned
Quarterly results
Net premiums written and earned each decreased from the prior year period, primarily due to the following:

•	Net premiums written in the 2015 period included the return of unearned ceded premiums to us from reinsurers resulting from the commutation of our 2013 QSR Transaction.

•
Net premiums earned decreased 1% as we ceded more earned premiums compared to the prior year and the third quarter of 2015 included a non-recurring increase in our profit commission due to the commutation of our 2013 QSR Transaction, which reduced the premiums we ceded in that period. The decline was offset in part by an increase in the premiums earned on single premium policies due to increased cancellation activity and a lower level of premium refunds and a reduction in our premium refund accrual due to lower claim activity.

Year to date results
Net premiums written decreased while net premiums earned increased from the prior year period primarily due to the following:

•
Net premiums written in the 2015 period included the return of unearned ceded premiums to us from reinsurers resulting from the commutation of our 2013 QSR Transaction. Partially offsetting the impact of the commutation was an increase in new insurance written in the first nine months of 2016 compared to the prior year period.

•
Net premiums earned increased 3% primarily due to a lower level of premium refunds and a reduction to our premium accrual due to lower claim activity, as well as an increase in the premiums earned on single premium policies due to increased cancellation activity and higher average insurance in force. These increases were offset in part by a higher amount of premiums ceded in 2016.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the period.

Although we expect that our insurance in force will increase in 2016 compared to 2015, the ratio of net premiums earned divided by the weighted average primary insurance in force outstanding for the year (sometimes referred to as “premium yield” or “effective premium yield”) is likely to decline in 2016 from 2015 levels.

MGIC Investment Corporation - Q3 2016 | 42

Our effective premium yield is primarily impacted by the following items; however the impact on our premium yield may will vary from period to period.

Description	Explanation of impact on our premium yield
Change in premium rates	Changing premium rates have decreased our premium yield in 2016 primarily due to the following factors.
•
The books we wrote in 2009 and after were 70% of our insurance in force as of September 30, 2016 and these book years have a lower average premium rate than prior books due to several factors, including, lower risk characteristics on the 2009 and later books and competitive pricing in the industry in recent periods.

•
The monthly premium program used for the substantial majority of loans we insured provides for a set premium rate for the first ten years of the policy and a lower premium rate thereafter. The initial ten-year period is reset when the loan is refinanced under HARP.

– As of September 30, 2016 approximately 4%, 7%, and 3% of our total primary risk in force (and insurance in force) was written in 2006, 2007, and 2008; respectively, was not refinanced under HARP and is subject to reset after ten years.

Change in premium refunds and premium refund accruals (excluding most single premium policies)
Premium refunds upon claim payment or rescission decrease our premium yield. In 2016 compared to 2015, we have experienced lower levels of cancellations from claims and rescissions; therefore the negative impact on our effective premium yield has lessened in recent periods.

Generally, the level of premiums we refund and our premium refund accrual are highly variable from period to period. When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned and any refundable premium is returned to the servicer or borrower. Non-refundable premium is primarily associated with our single premium policies, which is discussed below.

– When a policy is rescinded, all previously collected premium is returned to the servicer.
– When a policy is cancelled due to claim payment, we return any premium received since the date of default.
Single premium policy persistency
The recent decrease in single premium policy persistency has increased our premium yield, with an increasing impact in recent periods as single premiums have become a larger portion of our insurance in force and mortgage interest rates have remained low resulting in greater cancellations of policies.

Generally, the premium on a single premium policy is not refundable and is earned over the estimated policy life. Therefore, if persistency is less than the estimated policy life assumption, the effective premium yield will increase.

Reinsurance	The use of reinsurance lowers our premium yield, however the magnitude of the impact varies from period to period due to the following considerations.
	•	The 2015 QSR Transaction increases the amount of our insurance in force covered by reinsurance and will result in an increase in the amount of premiums and losses ceded.
– We cede 30% of earned and received premiums and losses incurred. The premiums we cede are reduced by a profit commission, which primarily varies by the level of losses we cede.

*Our reinsurance affects premiums, underwriting expenses and losses incurred and should be analyzed by reviewing its total effect on our Statements of operations, as discussed below under “Reinsurance agreements.”

Reinsurance agreements
Our reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its effect on our net income, described as follows.

•	We cede a fixed percentage of premiums on insurance covered by the agreement.

•
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a “dollar for dollar” basis and is eliminated at levels of losses that we do not expect to occur. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for levels of losses we do not expect, its elimination).

•	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).

•	We cede a fixed percentage of losses incurred on insurance covered by the agreement.

The effects described above result in a net cost of the reinsurance, with respect to a covered loan, of 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loans with reinsurance by our direct (that is, without reinsurance) premiums from such loan. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses. The restructuring of the 2015 QSR Transaction caused volatility in our 2015 premium yield, which

43 | MGIC Investment Corporation - Q3 2016

has continued in 2016, in part due to an increase in the amount of losses ceded as more of our insurance in force is covered, and fluctuations in our loss ratio, which impacts our profit commission. Because more of our insurance in force is covered under the 2015 QSR Transaction than was covered under the commuted 2013 QSR Transaction, the absolute dollar cost of the 2015 QSR Transaction will be modestly higher than the cost of the 2013 QSR Transaction.

The following table provides additional information related to our premiums written and earned and risk in force subject to reinsurance agreements for 2016 and 2015.

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
New insurance written subject to quota share reinsurance agreements	89%	92%
Insurance in force subject to quota share reinsurance agreements	75%	72%
Insurance in force subject to captive reinsurance agreements	2%	3%

2015 QSR Transaction
Ceded premiums written, net of profit commission	$93,334	22,626
% of direct premiums written	11%	3%
Ceded premiums earned, net of profit commission	$93,334	22,626
% of direct premiums earned	12%	3%
Ceding commissions	$35,659	9,195
Ceded risk in force	$10,536,627	9,654,988

2013 QSR Transaction
Ceded premiums written, net of profit commission	n/a	$(11,355)
% of direct premiums written	n/a	(1)%
Ceded premiums earned, net of profit commission	n/a	$35,999
% of direct premiums earned	n/a	5%
Ceding commissions	n/a	$10,235
Ceded risk in force	n/a	$—

Captives
Ceded premiums written	$6,265	$10,595
% of direct premiums written	1%	1%
Ceded premiums earned	$6,361	$10,678
% of direct premiums earned	1%	1%
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

Investment income
Quarterly results
Our investment portfolio generated net investment income of $27.5 million in the third quarter, an increase of 6% from that reported for the same period in 2015. The increase in investment income was due to an increase in average portfolio yields over the period. The portfolio’s average pre-tax investment yield was 2.5% for three months ended September 30, 2016 compared to 2.4% for the three months ended September 30, 2015.

Year to date results
Our investment portfolio generated net investment income of $82.6 million for the first nine months of 2016, an increase of 9% from that reported in the same period in 2015. The increase in investment income was due to an increase in average portfolio yields over the period. The portfolio’s pre-tax investment yield averaged was 2.5% for the nine months ended September 30, 2016 compared to 2.4% for the nine months ended September 30, 2015.

Realized gains (losses) and other-than-temporary impairments
Quarterly results
Net realized gains for the third quarter of 2016 were $5.1 million compared to $0.6 million for the third quarter of 2015.

Year to date results
Net realized gains for the first nine months of 2016 were $9.0 million compared to $27.1 million in same period of 2015. Realized gains in 2016 were taken from both the fixed maturity and equity portfolio. Realized gains in 2015 were primarily taken from the fixed maturity portfolio as we sold securities to realize gains under favorable market conditions.

At September 30, 2016, the net unrealized gains in our investment portfolio were $116.3 million, which included $126.3 million of gross unrealized gains, partially offset by $10.0 million of gross unrealized losses. At December 31, 2015, the net unrealized losses in our investment portfolio were $26.6 million, which included $67.8 million of gross unrealized losses, partially offset by $41.3 million of gross unrealized gains.

Other revenue
Quarterly results
Other revenue for the third quarter of 2016 was $3.9 million compared to $3.7 million for the third quarter of 2015. The increase in other revenue was primarily due to an increase in contract underwriting fees.

Year to date results
Other revenue for the first nine months of 2016 was $14.2 million compared to $9.9 million in the same period of 2015. The increase in other revenue in the first nine months of 2016 compared to the prior year period was primarily due to the substantial liquidation of our Australian operations for which we recognized approximately $4 million of gains related to changes in foreign currency exchange rates in the first quarter of 2016.

MGIC Investment Corporation - Q3 2016 | 44

Our remaining assets in Australia are minimal and are not expected to have a material impact on our future consolidated statements of operations upon final liquidation.

Losses incurred, net
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

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. All items included in the loss ratio computation are presented in our GAAP financial statements. The loss ratio does not reflect any effects due to changes in premium deficiency reserves. Management utilizes the loss ratio as one component to measure the profitability of our underwriting operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
Losses and LAE incurred in respect of defaults related to:
Current year	$95.6	$115.0	(17)%	$292.1	$338.6	(14)%
Prior years	(34.7)	(38.5)	(10)%	(99.6)	(90.1)	11%
Losses incurred, net	$60.9	$76.5	(20)%	$192.5	$248.5	(23)%
Loss Ratio	25.7%	32.0%		27.9%	37.1%
Quarterly results
Losses incurred, net in the third quarter of 2016 decreased 20% as losses incurred on defaults that occurred in the current year declined compared to the same period in the prior year, offset in part by a lower level of favorable prior year reserve development.

Losses and LAE incurred on defaults that occurred in the current year declined due to:

•	a 10% reduction in new notices received as new notices received in the third quarter of 2016 were 17,607 compared to 19,509 in the same period of the prior year, and

•
a lower claim rate applied to new notices received. The claim rate applied to new notices was approximately 12% in the third quarter of 2016 compared to approximately 13% in same period of the prior year.

Losses and LAE incurred on defaults that occurred in prior years reflects favorable prior years’ development due to:

•
a lower claim rate on previously reported defaults and on our IBNR in the third quarter of 2016 and a lower claim rate on previously reported defaults in the third quarter of 2015. The favorable development resulting from a decrease in our estimated claim rate was higher in the third quarter of 2015 compared to 2016, resulting in a decrease in the favorable impact on our losses incurred, net compared to the prior year.

The decline in the loss ratio compared to the prior year was primarily due to a lower level of losses incurred, net.

Year to date results
Losses incurred, net in the first nine months of 2016, decreased 23% as losses incurred on defaults that occurred in the current year declined and prior years favorable reserve development increased compared to the same period in the prior year.

45 | MGIC Investment Corporation - Q3 2016

Losses and LAE incurred on defaults that occurred in the current year declined due to:

•	a 10% reduction in new notices received as new notices received in the first nine months of 2016 were 50,418 compared to 55,856 in the same period of the prior year.

The claim rate applied to new notices through the first nine months of both 2016 and 2015 was approximately 13%, but generally ranged from 12% to 13% quarter to quarter with notices received early in the year generally having a claim rate at the lower end of the range due to seasonal factors.

Losses and LAE incurred on defaults that occurred in prior years reflects favorable prior years’ development due to:

•
a lower claim rate on previously reported defaults and on our estimate of IBNR in the first nine months of 2016 and a lower claim rate on previously reported delinquencies in the first nine months of 2015. The first nine months of 2015 was also favorably impacted by $21 million due to re-estimation of previously recorded reserves relating to disputes on our claims paying practices and adjustments to IBNR. The favorable claim rate development was modestly higher in the 2016 period compared to 2015.

•
The claim rate development was offset in part by adverse development in our claims severity estimates on previously reported defaults in each of the first nine months of 2016 and 2015 with the adverse impact being slightly higher in the 2016 period.

The decline in the loss ratio from the prior year period was due to a lower level of losses incurred, net, and a higher level of net premiums earned.
See “Claims severity” below for the recent quarters’ changes in our claims severity estimates.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

Loans insured in 2008 and prior continue to represent a substantial portion of our new notices received each quarter, with many new notices previously having been reported delinquent. For the first nine months of 2016, loans insured in 2008 and prior represented approximately 88% of the new notices received and 90% of those notices were previously delinquent. For the first nine months of 2015, loans insured in 2008 and prior represented approximately 93% of the new notices received and 88% of those notices were previously delinquent. As a result of this cycle in which loans default, cure, and re-default, along with the duration defaults may ultimately remain in our notice inventory, significant judgment is required in establishing the ultimate claim rate and it is expected to cause variability in our loss reserves in future periods.
Claims severity

The positive loss reserve development related to the claim rate on default notices received in prior years in the first nine months of 2016 and 2015 was partially offset by increases in our expected severity assumption on prior year notices. As shown in the following table, the average claim paid, expressed as a percentage of our exposure (the unpaid principal balance of the loan times our insurance coverage percentage), following periods of relative stability had increased in recent quarters prior to the second quarter of 2016. Our loss reserve estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

Note: Table excludes material settlements(1).
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2016	$43,747	$48,050	109.8%	34
Q2 2016	43,709	47,953	109.7%	35
Q1 2016	44,094	49,281	111.8%	34

Q4 2015	44,342	49,134	110.8%	35
Q3 2015	44,159	48,156	109.1%	33
Q2 2015	44,683	48,587	108.7%	34
Q1 2015	44,403	47,366	106.7%	33

Q4 2014	44,321	46,714	105.4%	32
Q3 2014	43,769	45,849	104.8%	30
Q2 2014	43,402	45,531	104.9%	30
Q1 2014	43,711	45,897	105.0%	28

Q4 2013	44,923	47,072	104.8%	26
Q3 2013	44,163	45,706	103.5%	25
Q2 2013	43,990	45,340	103.1%	24
Q1 2013	45,458	47,421	104.3%	22

(1) - Settlements include amounts paid for claims paying practices and nonperforming loan (“NPL”) sales.
The average exposure (which, in the case of delinquent loans that have not been filed as claims, may change if different information is received from servicers) on items remaining in our default inventory at September 30, 2016 is $44,790. The average number of missed payments on items remaining in our default inventory at September 30, 2016 is 20.

Factors that impact claim severity include the exposure on the loan, the amount of time between default and claim filing (which impacts the amount of interest and expenses) and curtailments. All else being equal, the longer the period between default and claim filing, the greater the severity. The majority of loans from 2005-2008 (which represent the majority of loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the

MGIC Investment Corporation - Q3 2016 | 46

number of years that an insured can include interest when filing a claim if they comply with their obligations under the terms of the master policy.

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

The primary average claim paid for the top 5 states (based on 2016 paid claims, excluding settlement amounts) for the three and nine months ended September 30, 2016 and 2015 appears in the following table.
Primary average claim paid

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Florida	58,540	59,409	61,065	58,299
New Jersey	82,061	75,956	81,949	72,543
Illinois	53,620	52,077	50,004	50,226
New York	84,634	66,863	73,150	68,792
Maryland	65,978	77,196	72,639	75,092
All other jurisdictions	40,400	41,272	40,824	40,949

All jurisdictions	48,050	48,156	48,449	47,614
Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average exposure of our primary risk in force at September 30, 2016, December 31, 2015 and September 30, 2015 and for the top 5 jurisdictions (based on 2016 paid claims, excluding settlement amounts) appears in the following table.
Primary average exposure

	September 30, 2016	December 31, 2015	September 30, 2015
Florida	$49,714	$49,095	$48,817
New Jersey	63,146	62,496	62,417
Illinois	40,732	40,368	40,283
New York	51,845	50,964	50,856
Maryland	63,652	62,912	62,954
All other jurisdictions	46,160	44,887	44,526

All jurisdictions	$46,983	$45,820	$45,494

The primary default inventory by policy year at September 30, 2016, December 31, 2015 and September 30, 2015 appears in the following table.
Primary default inventory by policy year

	September 30, 2016	December 31, 2015	September 30, 2015
Policy year:
2004 and prior	11,753	14,599	15,376
2005	6,113	7,890	8,283
2006	9,698	11,853	12,320
2007	16,088	20,000	20,619
2008	4,236	5,418	5,527
2009	412	515	529
2010	213	274	285
2011	239	246	245
2012	357	388	384
2013	644	615	530
2014	1,008	672	485
2015	597	163	59
2016	75	—	—
Total primary default inventory	51,433	62,633	64,642

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008. Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 27% and 32% of our total primary risk in force at September 30, 2016 and December 31, 2015, respectively. Approximately 37% and 36% of the remaining primary risk in force on our 2005-2008 books of business benefited from HARP as of September 30, 2016 and as of December 31, 2015, respectively.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2016, 51% of our primary risk in force was written subsequent to December 31, 2013, 59% of our primary risk in force was written subsequent to December 31, 2012, and 65% of our primary risk in force was written subsequent to December 31, 2011.

47 | MGIC Investment Corporation - Q3 2016

The primary default inventory for the top 15 jurisdictions (based on 2016 losses paid, excluding settlement amounts) at September 30, 2016, December 31, 2015 and September 30, 2015 appears in the following table.
Primary default inventory by jurisdiction

	September 30, 2016	December 31, 2015	September 30, 2015
Florida	4,372	5,903	6,387
New Jersey	2,756	3,498	3,601
Illinois	2,744	3,301	3,519
New York	3,269	3,901	4,037
Maryland	1,328	1,609	1,653
Pennsylvania	2,997	3,574	3,679
California	1,592	2,019	2,107
Ohio	2,637	3,209	3,169
Washington	811	1,049	1,093
Virginia	896	1,109	1,086
Puerto Rico	1,974	2,221	2,310
Michigan	1,522	1,877	1,975
Massachusetts	1,158	1,390	1,447
Connecticut	678	832	895
Georgia	1,861	2,225	2,255
All other jurisdictions	20,838	24,916	25,429
Total primary default inventory	51,433	62,633	64,642
Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

Information about net losses paid during the three and nine months ended September 30, 2016 and 2015 appears in the following table.
Net losses paid

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Total primary (excluding settlements)	$147	$190	$466	$603
Rescission and NPL settlements(1)	1	—	52	10
Pool (2)	14	17	42	52
Other	—	—	—	—
Direct losses paid	162	207	560	665
Reinsurance	(5)	(5)	(19)	(21)
Net losses paid	157	202	541	644
LAE	4	5	14	17
Net losses and LAE paid before terminations	161	207	555	661
Reinsurance terminations	(3)	(15)	(3)	(15)
Net losses and LAE paid	$158	$192	$552	$646

(1)	See Note 12 - “Loss Reserves” for additional information on our settlements for claims paying practices and NPL sales.

(2)
The three months ended September 30, 2016 and 2015 each include $11 million and the nine months ended September 30, 2016 and 2015 each include $32 million paid under the terms of the settlement with Freddie Mac.

MGIC Investment Corporation - Q3 2016 | 48

Primary claims paid for the top 15 jurisdictions (based on 2016 losses paid, excluding settlement amounts) and all other jurisdictions for the three and nine months ended September 30, 2016 and 2015 appears in the following table.
Paid losses by jurisdiction

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Florida	$19	$36	69	$125
New Jersey	14	13	45	31
Illinois	10	12	33	47
New York	11	8	27	22
Maryland	7	11	23	35
Pennsylvania	7	9	21	26
California	7	10	20	31
Ohio	6	7	16	21
Washington	4	8	13	20
Virginia	4	5	12	13
Puerto Rico	3	3	11	10
Michigan	3	4	11	13
Massachusetts	4	4	11	11
Connecticut	3	4	10	14
Georgia	3	4	10	15
All other jurisdictions	42	52	134	169
	147	190	466	603
Rescission and NPL settlements(1)	1	—	52	10
Other (Pool, LAE, Reinsurance)	10	2	34	33
Net losses and LAE paid	$158	$192	$552	$646

(1)	See Note 12 - “Loss Reserves” for additional information on our settlements for claims paying practices and NPL sales.

We believe losses paid will continue to decline in the remainder of 2016 compared to the prior year.

The primary and pool loss reserves at September 30, 2016, December 31, 2015 and September 30, 2015 appear in the table below.

Gross Reserves	September 30, 2016	December 31, 2015	September 30, 2015
Primary:
Direct loss reserves (in millions)	$1,408	$1,681	$1,745
IBNR and LAE	85	126	132
Total primary loss reserves	$1,493	$1,807	$1,877

Ending default inventory	51,433	62,633	64,642
Percentage of loans delinquent (default rate)	5.16%	6.31%	6.54%
Average total primary loss reserves per default	$29,027	$28,859	$29,032

Primary claims received inventory included in ending default inventory	1,636	2,769	2,982

Pool(1):
Direct loss reserves (in millions):
With aggregate loss limits	$24	$34	$40
Without aggregate loss limits	8	9	9
Reserve related to Freddie Mac Settlement(2)	10	42	52
Total pool direct loss reserves	$42	$85	$101

Ending default inventory:
With aggregate loss limits	1,456	2,126	2,282
Without aggregate loss limits	523	613	668
Total pool ending default inventory	1,979	2,739	2,950

Pool claims received inventory included in ending default inventory	87	60	75

Other gross reserves (in millions)	$—	$1	$2

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)	See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

49 | MGIC Investment Corporation - Q3 2016

Underwriting and other expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
Other underwriting and operating expenses, net	$37.9	$46.1	(18)%	$113.0	$121.2	(7)%
Underwriting expense ratio(1)	14.7%	14.4%		15.1%	15.2%

(1)
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of deferred policy acquisition costs of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to net premiums written.

Quarterly results
Underwriting and other expenses decreased primarily due to the return of ceding commissions in 2015 to reinsurers as a result of commuting our 2013 QSR Transaction.

The increase in the underwriting expense ratio compared to the prior year was primarily due to an increase in compensation related expenses. The expense ratio for the third quarter of 2015 includes the impact of commuting our 2013 QSR Transaction, which had the effect of increasing the underwriting expense ratio in that period.

Year to date results
Underwriting and other expenses decreased primarily due to the return of ceding commissions in 2015 to reinsurers as a result of commuting our 2013 QSR Transaction.

The underwriting expense ratio was relatively stable compared to the prior year period.

Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
Interest expense	$13.5	$17.4	(22)%	$40.5	$52.1	(22)%
Quarterly & Year to date results

Interest expense decreased in both the three and nine months ended September 30, 2016 compared to the respective prior year periods reflecting the following:
Reductions to interest expense:

•	maturity of our 5.375% Senior Notes in November of 2015,

•	repurchase of $188.5 million in par value of our 5% Notes in the first half of 2016,

•	repurchase by MGIC of $132.7 million in par value of our 9% Debentures, which are eliminated in consolidation, in the first quarter of 2016,

•	repurchase of $292.4 million in par value of our 2% Notes in the third quarter of 2016.

Increases to interest expense:

•	MGIC borrowed $155.0 million in the form of a fixed rate advance from the Federal Home Loan Bank in the first quarter of 2016, and

•	we issued $425 million aggregate principal of 5.75% Senior Notes in the third quarter of 2016.

See “Note 3 - Debt” for a further description of all of our 2016 debt transactions.

MGIC Investment Corporation - Q3 2016 | 50

Loss on debt extinguishment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015	Change	2016	2015	Change
Loss on debt extinguishment	$75.2	$—	N/M	$90.5	$—	N/M
Quarterly results
Loss on debt extinguishment in the third quarter was driven by the repurchase of a portion of our 2% Notes in the third quarter of 2016 for which we paid consideration in excess of the carrying value of the notes repurchased. The loss also includes the write-off of unamortized debt issuance costs on the extinguished portion of the outstanding 2% Notes.

Year to date results
Loss on debt extinguishment during the first nine months was primarily due to the repurchase of a portion of our 2% Notes in the third quarter of 2016 for which we paid consideration in excess of the carrying value of the notes repurchased. The loss also includes the write-off of debt issuance costs on the extinguished portion of the outstanding 2% Notes. In addition, during the first half of 2016, we repurchased a portion of our 5% Notes and MGIC purchased a portion of our 9% Debentures, which were each completed at a cost in excess of the respective carrying values. The 9% Debentures held by MGIC are eliminated in consolidation.

See “Note 3 - Debt” for a further description of all of our 2016 debt transactions.

Income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except rate)	2016	2015	Change	2016	2015	Change
Income before tax	$83.7	$127.2	(34)%	$352.7	$378.7	(7)%
Provision for (benefit from) income taxes	$27.1	$(695.6)	N/M	$117.6	$(690.9)	N/M
Effective tax provision (benefit) rate	32.4%	(546.9)%	N/M	33.3%	(182.4)%	N/M
Quarterly results
Income tax expense for the third quarter increased compared to the same period in the prior year. This change is primarily due to the reversal of our deferred tax valuation allowance in the third quarter of 2015 and because we were required to establish a full tax provision position in 2016. The difference between our statutory tax rate of 35% and our effective tax provision rate of 32.4% for the third quarter of 2016 was primarily due to the benefits of tax preferenced securities. The difference between our statutory tax rate of 35% and our effective tax (benefit) rate of (546.9)% for the third quarter of 2015 was primarily due to the impact of the changes in our overall valuation allowance against our deferred tax assets.

Year to date results
Income tax expense for the first nine months of 2016 increased compared to the same period in the prior year. This change is primarily due to the reversal of our deferred tax valuation allowance in the third quarter of 2015 and because we were required to establish a full tax provision position in 2016. The difference between our statutory tax rate of 35% and our effective tax provision rate of 33.3% for the first nine months of 2016 was primarily due to the benefits of tax preferenced securities. The difference between our statutory tax rate of 35% and our effective tax (benefit) rate of (182.4)% was primarily due to the impact of the changes in our overall valuation allowance against our deferred tax assets.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

51 | MGIC Investment Corporation - Q3 2016

FINANCIAL CONDITION
Investments

•	Investment Portfolio 2016 Summary

◦	Investments totaled $4.73 billion as of September 30, 2016, increasing from $4.66 billion as of December 31, 2015.

◦	Unrealized net capital gains totaled $116.3 million as of September 30, 2016 compared to unrealized net capital losses of $26.6 million as of December 31, 2015.

◦
Net investment income was $27.5 million in the third quarter of 2016, an increase of 6% from $25.9 million in the third quarter of 2015, and $82.6 million in the first nine months of 2016, an increase of 9% from $75.8 million in the first nine months of 2015.

◦
Net realized investment gains totaled $5.1 million in the third quarter of 2016 compared to $0.6 million in the third quarter of 2015 and $9.0 million in the first nine months of 2016 compared to $27.1 million in the first nine months of 2015.

•	Investment Portfolio Composition
As of September 30, 2016 and December 31, 2015, our investment portfolio was primarily made up of fixed maturity securities. Total investments increased by $62.6 million during the first nine months of 2016 from the prior year end primarily due to increase in fair values, which was offset in part by the sale of investments to repurchase of a portion of our 5% Notes in the first half of 2016. At September 30, 2016, based on fair value, 99.7% of our fixed maturity securities were investment grade securities. The ratings shown in the following chart are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized. Approximately 2% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors. As of September 30, 2016, less than 1% of our fixed maturity securities relied on financial guaranty insurance to elevate their rating.

The composition of our fixed maturity security ratings, based on fair value, at September 30, 2016, December 31, 2015 and September 30, 2015 is shown in the chart below.
Loss Reserves
Loss reserves are the primary liability on our balance sheet and they represent our estimated liability for losses and settlement expenses under MGIC’s mortgage guaranty insurance policies, before considering offsetting reinsurance balances recoverable. The loss reserves can be split into two parts: (1) reserves representing estimates of losses and settlement expenses on known delinquencies and (2) IBNR reserves representing estimates of losses and settlement expenses on delinquencies that have occurred but have not yet been reported to us. Our gross liability for both is reduced by reinsurance balances recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 19% to $1.49 billion as of September 30, 2016, from $1.85 billion as of December 31, 2015. Reinsurance balances recoverable on our estimated losses and settlement expenses, which serve to offset our loss reserves, were $46.9 million and $44.5 million as of September 30, 2016 and December 31, 2015, respectively. The overall decrease in our loss reserves during the first nine months of 2016 was due to a higher level of losses paid ($552.8 million) relative to losses incurred ($192.5 million).

MGIC Investment Corporation - Q3 2016 | 52

Debt
As shown in the table below, during the first nine months of 2016 we executed several transactions that reduced our aggregated principal amount of outstanding debt obligations by $33.5 million.

2016 changes in long-term debt obligations
(in millions, except ratios)	Long-term debt, par value	Ratio of long-term debt to shareholders’ equity	Transaction

Long-term debt at December 31, 2015	$1,223.0	54.7%
For the three months ended March 31, 2016:
+ Advance from FHLB (1)	155.0		Secured Advance from FHLB to MGIC
– 9% Debentures repurchase (1)	(132.6)		Purchased by MGIC with funds from the Advance
– 5% Notes repurchase	(138.3)		Repurchased with holding company cash on hand
Long-term debt at March 31, 2016	$1,107.1	47.2%
For the three months ended June 30, 2016:
– 5% Notes repurchase	(50.2)		Repurchased with holding company cash on hand
Long-term debt at June 30, 2016	$1,056.9	42.1%
For the three months ended September 30, 2016:
+ 5.75% Notes issuance	425.0		Issued Senior Notes due 2023
– 2% Notes repurchase	(292.4)		Repurchased with funds from our 5.75% Notes issuance and issuance of common stock
Long-term debt at September 30, 2016	$1,189.5	46.0%

(1)
The borrowing from the FHLB and repurchase of our 9% Debentures were transactions executed by MGIC. The 9% Debentures are deemed extinguished on our consolidated financial statements, but remain outstanding as obligations owed by us to MGIC.

See Note 3 - “Debt” to our consolidated financial statements for the scheduled maturities of our outstanding debt and additional disclosures regarding our debt as of September 30, 2016.

53 | MGIC Investment Corporation - Q3 2016

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our insurance operations and income earned on our investment portfolio, less amounts paid for claims, debt repurchase activity, interest expense and operating expenses, (2) investing cash flows related to the purchase, sale and maturity of investments and (3) financing cash flows generally from activities that impact our capital structure, such as changes in debt and shares outstanding. The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Total cash provided by:
Operating activities	31,629	135,031
Investing activities	45,973	49,510
Financing activities	16,021	2,113
Increase in cash and cash equivalents	$93,623	$186,654
Net cash provided by operating activities for the nine months ended September 30, 2016 decreased compared to the same period of 2015 primarily due to the commutation of our 2013 QSR transaction and corresponding settlement in the third quarter of 2015 for which we received return payment for written premiums previously ceded by us and received payment of our profit commission accrued during the term of the agreement. In addition, we repurchased a portion of our debt obligations during 2016 that included amounts paid for original issue discounts on the extinguished portion of the outstanding obligations. The decrease was offset in part by a lower level of losses paid in 2016.

Net cash from investing activities for the nine months ended September 30, 2016 decreased when compared to the same period of 2015, primarily due to a decrease in unsettled security purchase activity in 2016 compared to the prior year and changes in restricted cash in 2015. These decreases were offset in part by lower reinvestment of proceeds from sales and maturity of fixed maturity securities as a portion of the proceeds were utilized to fund debt repurchases in 2016. In addition, net proceeds from sales of equity securities increased in 2016.

Net cash provided by financing activities for the nine months ended September 30, 2016 includes the net proceeds from the issuance of our 5.75% Notes and the Advance from the FHLB, less amounts paid to purchase portions of our outstanding 5% and 2% Notes, our 9% Debentures, and to repurchase common stock issued as partial consideration of our 2% Notes repurchases. We also paid expenses associated with our 5.75% Notes issuance.

Capital Structure
Debt at Our Holding Company and Holding Company Capital Resources
The Convertible Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than investment income and raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity and Office of the Commissioner of Insurance of the State of Wisconsin (the “OCI”) authorization is required for MGIC to pay dividends.  In each of the first three quarters of 2016 MGIC received approval from the OCI to pay a $16 million dividend to our holding company, which were paid in April, June, and September respectively, its first dividends since 2008. We expect to continue to receive quarterly dividends from MGIC; however, any additional dividends require approval from the OCI.

2016 Debt transactions:

•5.75% Senior Notes
In August 2016, we issued $425 million of 5.75% Senior Notes due 2023 and received net proceeds of $418.1 million. The following table outlines the use of funds received from the issuance through September 30, 2016.

Cash proceeds (uses)
Issuance of 5.75% Senior Notes	$418.1

Purchases of 2% Notes
– cash consideration paid to sellers	(230.7)
– repurchases of common stock issued as consideration to certain sellers	(91.6)
Cash paid as of September 30, 2016	(322.3)
– repurchases of common stock issued as consideration to certain sellers, with settlement after September 30, 2016	(16.5)
Cash paid or committed to use as of September 30, 2016	(338.8)
Cash available for use as of September 30, 2016	$79.3

In October 2016, we purchased the remaining 4.8 million shares issued as partial consideration for our 2% Notes repurchases at a weighted average price of $8.08, resulting in additional cash use of approximately $39 million. The funds remaining are being held for general corporate purposes.

MGIC Investment Corporation - Q3 2016 | 54

•2% Convertible Senior Notes
In August 2016, we purchased $292.4 million in par value of our 2% Notes at a purchase price of $362.1 million, plus accrued interest using a combination of net proceeds from our 5.75% Senior Notes issuance, together with, in certain cases, shares of MGIC Investment Corporation’s common stock.

•5% Convertible Senior Notes
During the first nine months of 2016, we purchased $188.5 million in par value of our 5% Notes at a purchase price of $195.5 million, plus accrued interest using funds held at our holding company.

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

Debt at our Holding Company
At September 30, 2016, we had approximately $329 million in cash and investments at our holding company. As of September 30, 2016, our holding company’s debt obligations were $1,168 million in par value, which consisted of the following obligations:

•	$425 million of 5.75% Senior Notes due 2023, with an annual interest cost of $24 million;

•	$145 million of 5% Convertible Senior Notes due 2017, with an annual interest cost of $7 million;

•	$208 million of 2% Convertible Senior Notes due 2020, with an annual interest cost of $4 million;

•
$390 million of 9% Convertible Junior Subordinated Debentures due 2063 (of which approximately $133 million is held by MGIC), with an annual interest cost of $35 million (of which approximately $12 million is payable to MGIC). See “2016 Debt transactions” above for the accounting treatment of the debentures held by MGIC.

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

Based on our interpretation of the PMIERs, as of September 30, 2016, MGIC’s Available Assets are $4.7 billion and its Minimum Required Assets are $4.1 billion. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Our Available Assets exclude approximately $167.4 million of securities in our investment portfolio pledged under the terms of the Advance. The investment by MGIC in our 9% Debentures using funds from the Advance was not included in our Available Assets at the time of purchase, or in periods subsequent.

55 | MGIC Investment Corporation - Q3 2016

Although we are in compliance with PMIERs as of September 30, 2016, our capital requirements under PMIERs may increase in the future because the GSEs have indicated that the tables of factors used to determine the Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs will provide notice 180 days prior to the effective date of table updates. In addition, the GSEs may amend the PMIERs at any time. We plan to continuously comply with the existing PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company's resources, as outlined above.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

(In millions, except ratio)	September 30, 2016	December 31, 2015
Risk in force - net (1)	$28,455	$27,301

Statutory policyholders’ surplus	$1,495	$1,574
Statutory contingency reserve	1,062	691
Statutory policyholders’ position	$2,557	$2,265

Risk-to-capital	11.1:1	12.1:1

(1)	Risk in force – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

(In millions, except ratio)	September 30, 2016	December 31, 2015
Risk in force - net (1)	$34,271	$33,072

Statutory policyholders’ surplus	$1,496	$1,608
Statutory contingency reserve	1,225	827
Statutory policyholders’ position	$2,721	$2,435

Risk-to-capital	12.6:1	13.6:1

(1)
Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($2.7 billion at September 30, 2016 and $3.2 billion at December 31, 2015) for which loss reserves have been established.

The decrease in MGIC's and our combined insurance companies’ risk-to-capital in the first nine months of 2016 reflects the percentage increase in our net risk in force more than offset by the percentage increase in our statutory policyholders’ position in both calculations. Statutory policyholders’ position increased in both calculations due to increases in our contingency reserves, which were partially offset by a decrease in surplus as the 9% Debentures held by MGIC are non-admitted assets. Our risk in force, net of reinsurance, increased in the first nine months of 2016, due to an increase in our insurance in force. Our risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk.

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

MGIC Investment Corporation - Q3 2016 | 56

CONTRACTUAL OBLIGATIONS
At September 30, 2016, the approximate future payments under our contractual obligations of the type described in the table below are as follows:
Contractual Obligations

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,490.7	$207.6	$109.4	$312.9	$1,860.8
Operating lease obligations	2.9	0.7	1.1	1.0	0.1
Tax obligations	20.0	—	20.0	—	—
Purchase obligations	10.6	3.8	6.8	—	—
Pension, SERP and other post-retirement plans	274.9	23.8	46.9	55.2	149.0
Other long-term liabilities	1,535.5	721.7	614.2	199.6	—
Total	$4,334.6	$957.6	$798.4	$568.7	$2,009.9
Our long-term debt obligations at September 30, 2016 include $145 million of 5% Convertible Senior Notes due in 2017, $208 million 2% Convertible Senior Notes due in 2020, $425 million 5.75% Senior Notes due in 2023, $155 million of a 1.91% FHLB advance due in 2023, and $257 million in 9% Convertible Junior Subordinated Debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of expected benefit payments under our benefit plans.

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

57 | MGIC Investment Corporation - Q3 2016

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by Part II, Item 1 A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2016 and June 30, 2016 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify interest rate risk exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2016, the modified duration of our fixed income investment portfolio was 4.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.8% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2016 | 58

PART II.  OTHER INFORMATION

Item 1 A. Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as supplemented by Part II, Item I A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2016 and June 30, 2016. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.
Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In 2015 and the first three quarters of 2016, curtailments reduced our average claim paid by approximately 6.7% and 5.4%, respectively.
When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In recent quarters, approximately 4% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.
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

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $281 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.
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
Our holding company debt obligations materially exceed our holding company cash and investments.
At September 30, 2016, we had approximately $329 million in cash and investments at our holding company and our holding company’s debt obligations were $1,168 million in aggregate principal amount, consisting of $145 million of 5% Notes, $208 million of 2% Notes, $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes"), and $390 million of 9% Debentures (of which approximately $133 million was purchased by and is held by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the outstanding holding company debt as of September 30, 2016, is approximately $71 million (of which approximately $12 million will be paid to MGIC

59 | MGIC Investment Corporation - Q3 2016

and will be eliminated on the consolidated income statement). For more information about the purchase by MGIC of a portion of our outstanding 9% Convertible Junior Subordinated Debentures, see "Management's Discussion and Analysis – Debt at Our Holding Company and Holding Company Capital Resources" in our Annual Report on Form 10-K filed with the SEC on February 26, 2016. We completed a public offering of the 5.75% Notes in August 2016. We used a portion of the net proceeds from the offering, together with, in certain cases, shares of our common stock, to purchase approximately $292 million aggregate principal amount of the 2% Notes. In the third quarter of 2016, we used a portion of the net proceeds of the offering to purchase shares of our common stock to offset a portion of the shares used as partial consideration in the purchase of the 2% Notes. In October 2016, we purchased the remaining 4.8 million shares used as partial consideration for our 2% Notes repurchases. The funds remaining are being held for general corporate purposes. We may continue to purchase our debt securities in the future.
The Convertible Senior Notes, Senior Notes and Convertible Junior Subordinated Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity and OCI authorization is required for MGIC to pay dividends. In each of April, June and September of 2016, MGIC paid $16 million dividends to our holding company, its first dividends since 2008, and we expect to continue to receive quarterly dividends. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.

MGIC Investment Corporation - Q3 2016 | 60

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Unregistered sales of equity securities
We entered into privately negotiated agreements with certain holders of the 2% Convertible Senior Notes due 2020 (the “2% Notes”) to repurchase approximately $292.4 million aggregate principal amount of the outstanding 2% Notes (the “2020 Convertible Purchases”).  These agreements include those agreements that were disclosed in a Current Report on Form 8-K that the Company filed with the SEC on August 4, 2016. The total consideration paid by the Company in the 2020 Convertible Purchases consists of approximately $230.7 million in cash and 18,313,482 shares of the Company’s common stock.

The exemption claimed for the issuance of shares of common stock in the repurchase transactions described above is Section 3(a)(9) of the Securities Act of 1933, as amended.

In the second and third quarters of 2016, we repurchased shares of its common stock to offset the shares used as partial consideration in the 2020 Convertible Purchases. See “Share repurchases” below.

Share repurchases
The following table sets forth information regarding repurchases made by or on behalf of us of our common stock during the three months ended September 30, 2016.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2016	July 31, 2016	—	$—	—	—
August 1, 2016	August 31, 2016	2,476,948	$8.04	2,476,948	15,836,534
September 1, 2016	September 30, 2016	11,003,693	$8.01	11,003,693	4,832,841
		13,480,641	$8.02	13,480,641

(a)
On August 5, 2016 we completed our public offering (the “Offering”) of $425 million aggregate principal amount of our 5.75% Senior Notes due 2023 (the “Notes”). In our Prospectus Supplement for the Offering filed on August 4, 2016 with the SEC, we announced our intention to use the net proceeds from the Offering, together with, in certain cases, shares of our common stock, to fund the 2020 Convertible Purchases and also to purchase shares of our common stock to offset the shares issued as partial consideration in the 2020 Convertible Purchases.

(b)	The repurchase plan had no expiration date, however the 18,313,482 shares issued as partial consideration in the 2020 Convertible Purchases had been repurchased as of October 2016.

61 | MGIC Investment Corporation - Q3 2016

Item 6. Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

MGIC Investment Corporation - Q3 2016 | 62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2016.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

63 | MGIC Investment Corporation - Q3 2016

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit
4.8
Third Supplemental Indenture, dated as of August 5, 2016, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8‑K filed August 5, 2016)

12	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

MGIC Investment Corporation - Q3 2016 | 64