Form 10-K/A
period 2016-12-31
MGIC INVESTMENT CORP
filed 2017-05-01
CIK 876437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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
☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒No

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of April 14, 2017: 358,837,922.

EXPLANATORY NOTE

On February 21, 2017, we filed our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.
This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our chief executive officer and our chief financial officer, filed as exhibits hereto. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
This Amendment on Form 10-K/A is not intended to revise any other information presented in the Original Filing, which remains unchanged, and has not been updated to reflect events occurring subsequent to the original filing date.

TABLE OF CONTENTS
		Page No.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	1
Item 11.	Executive Compensation.	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	38
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	39
Item 14.	Principal Accountant Fees and Services.	41
PART IV
Item 15.	Exhibits	42
SIGNATURES		43

EX-31.3
EX-31.4

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Each director listed below is currently a director of the Company who was previously elected by the shareholders. Information about our directors who are standing for election at our 2017 Annual Meeting of Shareholders appears below. The biographical information about our directors is as of April 20, 2017, and for each director includes a discussion about the skills and qualifications that the Board has determined support the director’s continued service on the Board.

Daniel A. Arrigoni, age 66, has been a director since 2013 and serves on the Audit Committee and the Risk Management Committee. Mr. Arrigoni was President and Chief Executive Officer of U.S. Bank Home Mortgage Corp., one of the largest originators and servicers of home loans in the U.S., until his retirement in July 2013. Prior to his retirement, Mr. Arrigoni also served as an Executive Vice President of U.S. Bank, N.A. Mr. Arrigoni led the mortgage company for U.S. Bank and its predecessor companies since January 1996. Mr. Arrigoni has over 40 years of experience in the home mortgage and banking industries.

Mr. Arrigoni brings to the Board a broad understanding of the mortgage business and its regulatory environment, skill in assessing and managing credit risk, and significant finance experience, each gained from his many years of executive management in the home mortgage and banking industries.

Cassandra C. Carr, age 72, has been a director since 2013 and serves on the Management Development, Nominating & Governance Committee and the Risk Management Committee. Ms. Carr is currently a consultant. She was Global Vice Chair of Talent at Hill+Knowlton Strategies before leaving in 2012, and spent nine years as a Senior Advisor for Public Strategies, Inc., both of which firms provide public relations services. Prior to joining Public Strategies, Ms. Carr held various senior-level positions with SBC Communications, Inc., which during her tenure became one of the world’s largest telecommunications companies, including Senior Executive Vice President – External Affairs, Senior Vice President – Human Resources, and Senior Vice President – Finance and Treasurer.

Ms. Carr brings to the Board significant strategic planning, regulatory and public relations consulting and executive management experience, as well as financial management experience with a public company.

C. Edward Chaplin, age 60, has been a director since 2014 and serves on the Risk Management Committee and the Securities Investment Committee. Mr. Chaplin was President and Chief Financial Officer at MBIA Inc., a provider of financial guarantee insurance and the largest municipal bond-only insurer, from 2008 until March 2016, and remained with MBIA as Executive Vice President until January 1, 2017. He served as a member of MBIA’s Board of Directors from 2003 until 2006, when he left to become Chief Financial Officer of that company. Prior to joining MBIA, Mr. Chaplin was Senior Vice President and Treasurer of Prudential Financial Inc., a firm he joined in 1983 and for which he held various senior management positions, including Regional Vice President of Prudential Mortgage Capital Company.

Mr. Chaplin brings to the Board a deep understanding of the insurance and real estate industries, management and leadership skills, and financial expertise.

Curt S. Culver, age 64, has been a director since 1999 and serves on the Executive Committee. Mr. Culver was our Chairman of the Board from 2005 until his retirement as our Chief Executive Officer in 2015. He is currently our non-executive Chairman of the Board. He was our Chief Executive Officer from January 2000 and was the Chief Executive Officer of Mortgage Guaranty Insurance Corporation (“MGIC”) from January 1999, in both cases until his retirement, and he held senior executive positions with us and MGIC for more than five years before he became Chief Executive Officer. He is also a director of Wisconsin Electric Power Company and Wisconsin Energy Corporation.

Mr. Culver brings to the Board extensive knowledge of our business and operations and a long-term perspective on our strategy.

Timothy A. Holt, age 64, has been a director since 2012 and serves on the Audit Committee and the Securities Investment Committee (as its Chairman). Mr. Holt was an executive committee member and Senior Vice President and Chief Investment Officer of Aetna, Inc., a diversified health care benefits company, when he retired in 2008 after 30 years of service. From 2004 through 2007, he also served as Chief Enterprise Risk Officer of Aetna. Prior to being named Chief Investment Officer in 1997, Mr. Holt held various senior management positions with Aetna, including Chief Financial Officer of Aetna Retirement Services and Vice President, Finance and Treasurer of Aetna. Mr. Holt also serves as a director of Virtus Investment Partners, Inc. and StanCorp Financial Group, Inc.; which was a publicly traded insurance products company until it was acquired in March 2016.

Mr. Holt brings to the Board investment expertise, skill in assessing and managing investment and credit risk, broad-based experience in a number of areas relevant to our business, including insurance, and senior executive experience gained at a major public insurance company.

Kenneth M. Jastrow, II, age 70, has been a director since 1994. He serves as our Lead Director and on the Executive Committee and the Management Development, Nominating & Governance Committee. During 2007-2015, Mr. Jastrow served as a non-executive Chairman of the Board of Forestar Group Inc., which is engaged in various real estate and natural resource businesses. During 2000-2007, Mr. Jastrow served as Chairman and Chief Executive Officer of Temple-Inland Inc., a paper and forest products company, which during Mr. Jastrow’s tenure also had interests in real estate and financial services. Mr. Jastrow is also a director of KB Home and Genesis Energy, LLC, the general partner of Genesis Energy, LP, a publicly-traded master limited partnership.

Mr. Jastrow brings to the Board senior executive and leadership experience gained through his service as chairman and chief executive officer at a public company with diversified business operations in sectors relevant to our operations, experience in the real estate, mortgage banking and financial services industries, and knowledge of corporate governance matters gained through his service as a non-executive chairman and on public company boards.

Michael E. Lehman, age 66, has been a director since 2001 and serves on the Audit Committee (as its Chairman) and the Management Development, Nominating & Governance Committee. Mr. Lehman is currently a Special Advisor to the Chancellor of the University of Wisconsin — Madison ("UW"), a role he assumed on September 1, 2016. Until the end of August 2016, he had been the interim vice chancellor for finance and administration for UW, a role he assumed in March 2016. He was the interim Chief Financial Officer at Ciber Inc., a global information technology company, from September 2013 until February 2014; Chief Financial Officer of Arista Networks, a cloud networking firm, from September 2012 through July 2013; and Chief Financial Officer of Palo Alto Networks, a network security firm, from April 2010 until February 2012. Prior to that, he was the Executive Vice President and Chief Financial Officer of Sun Microsystems, Inc., a provider of computer systems and professional support services, from February 2006 to January 2010, when Sun Microsystems, Inc. was acquired by Oracle Corporation. From July 2000 until his initial retirement in September 2002, he was Executive Vice President of Sun Microsystems; he was its Chief Financial Officer from February 1994 to July 2002, and held senior executive positions with Sun Microsystems for more than five years before then. During the past five years, Mr. Lehman also served as a director of Solera Holdings, Inc., until it was acquired by a private company.

Mr. Lehman brings to the Board financial and accounting knowledge gained through his service as chief financial officer of a large, multinational public company, skills in addressing the range of financial issues facing a large company with complex operations, senior executive and operational experience, and leadership skills.

Gary A. Poliner, age 63, has been a director since 2013 and serves on the Risk Management Committee (as its Chairman), the Audit Committee and the Securities Investment Committee. Mr. Poliner was President of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), the nation’s largest direct provider of individual life insurance, and a member of its Board of Trustees, until his retirement from that company in June 2013, after more than 35 years of service. He was named President of Northwestern Mutual in 2010. Mr. Poliner also held various other senior-level positions at Northwestern Mutual, including Chief Financial Officer (2001-2008) and Chief Risk Officer (2009-2012). During a portion of 2016, Mr. Poliner served as a consultant for the Janus Funds and since June 2016, he has served as an Independent Trustee of the Janus Funds (58 funds).

Mr. Poliner brings to the Board a breadth of executive management experience in the insurance business, including risk management, and financial and insurance regulatory expertise.

Patrick Sinks, age 60, has been a director since 2014 and serves on the Executive Committee (as its Chairman). Mr. Sinks has been our Chief Executive Officer since March 1, 2015. He has served as our President and Chief Operating Officer since 2006, and held senior executive positions with MGIC for more than five years before then.

Mr. Sinks brings to the Board extensive knowledge of our industry, business and operations, a long-term perspective on our strategy and the ability to lead our Company as the mortgage finance system and the mortgage insurance industry evolve.

Mark M. Zandi, age 57, has been a director since 2010 and serves on the Risk Management Committee. Mr. Zandi, since 2007, has been Chief Economist of Moody’s Analytics, Inc., where he directs economic research. Moody’s Analytics is a leading provider of economic research, data and analytical tools. It is a subsidiary of Moody’s Corporation that is separately managed from Moody’s Investor Services, the rating agency subsidiary of Moody’s Corporation. Dr. Zandi is a trusted adviser to policymakers and an influential source of economic analysis for businesses, journalists and the public and he frequently testifies before Congress on economic matters.

Dr. Zandi, with his economics and residential real estate industry expertise, brings to the Board a deep understanding of the economic factors that shape our industry. In addition, Dr. Zandi has expertise in the legislative and regulatory processes relevant to our business.

EXECUTIVE OFFICERS

Information required by this Item regarding Executive Officers was included in Part I to our Annual Report on Form 10-K filed with the SEC on February 21, 2017.

CORPORATE GOVERNANCE AND BOARD MATTERS

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors to file reports of their beneficial ownership of our stock and changes in stock ownership with the SEC. Based in part on statements by the directors and executive officers, we believe that all Section 16(a) forms were timely filed by our directors and executive officers in 2016.

Code of Business Conduct

We have a Code of Business Conduct emphasizing our commitment to conducting our business in accordance with legal requirements and high ethical standards. The Code applies to all employees, including our executive officers, and specified portions are applicable to our directors. Certain portions of the Code that apply to transactions with our executive officers, directors, and their immediate family members are described in Item 13. These descriptions are subject to the actual terms of the Code.

Our Code of Business Conduct is available on our website (http://mtg.mgic.com) under the “Leadership & Governance; Corporate Governance” links. Written copies of this document is available to any shareholder who submits a written request to our Secretary. We intend to disclose on our website any waivers from, or amendments to, our Code of Business Conduct that are subject to disclosure under applicable rules and regulations.

Audit Committee

Our Board has an Audit Committee, all of whose members meet the heightened independence criteria that apply to Audit Committee members under SEC and NYSE rules. The Board has determined that Messrs. Holt and Lehman are “audit committee financial experts” as defined in SEC rules.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis (“CD&A”), we describe the components of our executive compensation program for our chief executive officer, our chief financial officer and our three other most highly compensated executive officers (our “named executive officers” or “NEOs”). We also provide other information about our executive compensation program, including the role of the Management Development, Nominating and Governance Committee of our Board (the “Committee”).

EXECUTIVE SUMMARY

Key Takeaways

Our 2016 financial and business performance was outstanding

•
Net operating income for 2016 was $395.6 million, up 29% from 2015 ($306.1 million), with net operating income per diluted share of $0.99, up 32% from 2015 ($0.75). In 2015, as a result of our return to consistent profitability, the valuation allowance against our deferred tax assets ("DTA") was eliminated, resulting in the one-time realization of $848 million of tax benefits ($1.81 per fully diluted share). As a result, we believe our 2016 versus 2015 financial performance should be reviewed on a net operating income basis, which among other things, excludes the effect of the elimination of the DTA valuation allowance. Net operating income and net operating income per diluted share are non-GAAP financial measures. See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures" in Item 7 in our Original Filing.

•	Our book of flow insurance in force, the principal source of our future revenue, grew by 5% in 2016, principally as result of an 11% increase in new insurance written.

•	We sold non-convertible senior debt for the first time in over ten years, using the proceeds to eliminate 66 million potentially dilutive shares through convertible note repurchase transactions.

In 2016 and 2017, we further aligned compensation with the interests of shareholders

•	Eliminated any retesting feature for all equity grants (2016, retroactive to 2014-2016 cycle)

•	Increased stock ownership guidelines (2017)

•	Changed our 2017 equity grants to:

◦	Establish three-year cliff vesting for all equity grants

◦	Reduce the number of annual equity award shares due to increasing stock price

◦	Tie vesting of 100% of the CEO’s annual equity awards (and the awards of all Executive Vice Presidents) to achievement of a performance goal relating to increased book value per share

•	Expanded benchmarking comparator group to better reflect pay and performance peers (2017)

Our incentive compensation goals are aligned with the interests of shareholders

•	Our bonus plan design results in payments for meeting goals that have the right amount of rigor:

◦	Over 40% of the CEO’s bonus depends on the extent to which we achieve EPS and ROE goals

▪
Our 2016 net operating income per diluted share was 32% more than 2015 ($0.99 vs. $0.75) (net operating income per diluted share is a non-GAAP financial measure; see "Explanation and Reconciliation of our use of Non-GAAP Financial Measures" in Item 7 in our Original Filing)

▪
Our 2016 GAAP Return on Equity ("ROE") was at the 85th percentile of the Simulated Peer Group discussed below (source: Bloomberg, which calculates ROE by dividing GAAP net income by average equity outstanding)

•	Our vesting goals for long-term equity awards also reflect the right amount of rigor:

◦	Full vesting for 80% of the CEO’s 2016 long-term equity awards requires 14.9% annual growth in adjusted book value per share

Compensation for our CEO and other NEOs is appropriately aligned with our performance and size relative to practices among comparable companies

•
Our CEO’s 2016 compensation does not generate concern under simulations made by the Committee's independent compensation consultant of the quantitative pay-for-performance model of a leading proxy governance firm when using:

•	The 10-company self-selected peer group we used to assess 2016 compensation,

•	The expanded 14-company peer group the Committee adopted in March 2017 (by adding four companies to the prior group), and

◦	A simulated peer group constructed using the peer selection methodology of the proxy governance firm based on our 14-company peer group (the “Simulated Peer Group”).

Our Business

Through our wholly-owned subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”), we are a leading provider of mortgage insurance to lenders throughout the United States and to Fannie Mae and Freddie Mac (the “GSEs”). In 2016, our total revenues were $1.1 billion and as of December 31, 2016, our primary insurance in force was $182.0 billion.

The private mortgage insurance industry remains subject to significant challenges including intense price competition; strong competition from the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), and new entrants; continuing losses from loans insured in 2005-2008; and uncertainty about the role of private capital, including private mortgage insurance, in a post-reform residential housing finance system. This uncertainty and political risk has led to extreme volatility in our market valuation and stock price, undermining the value of shareholder return comparisons as they may reflect external developments and considerations more than our underlying performance.

Financial Performance

In 2016, we again delivered outstanding results for shareholders as shown by the financial metrics below. Each of these metrics was available to the Committee when determining the 2016 bonuses of our NEOs or is part of the formula used to determine March 2017 vesting of long-term equity awards granted in 2016 (see ‘‘Components of Our Executive Compensation Program – Incentive Programs – Annual Bonus” and " – Long-Term Equity Awards”).

Net Operating Income(1)

Net Operating Income per Diluted Share(1)

(1)    Net Operating Income and Net Operating Income per Diluted Share are non-GAAP measures of performance. For a description of how we calculate these measures and for a reconciliation of these measures to their nearest comparable GAAP measures, see "Explanation and Reconciliation of our use of Non-GAAP Financial Measures" in Item 7 in our Original Filing.

Adjusted Book Value Per Share(1)

New Insurance Written(2)

(1)    Adjusted Book Value per Share is a non-GAAP financial measure. Adjusted Book Value per Share excluding Accumulated Other Comprehensive Income ("AOCI") was used to determine March 2017 vesting of long-term equity awards granted in 2016. Adjusted Book Value per Share excluding both AOCI and Deferred Tax Assets ("DTA") was used to determine March 2017 vesting of long-term equity awards granted in 2015. For a description of how we calculate these measures and for a reconciliation of these measures to their nearest comparable GAAP measures, see the Appendix to this CD&A.

(2) New insurance written refers to direct new insurance written (before the effects of reinsurance).

Performance Against Business Objectives

In 2016, the Company also achieved favorable results against the business metrics listed below. Each of these metrics was used to determine the 2016 bonuses of our NEOs (see "Components of Our Executive Compensation Program – Incentive Programs – Annual Bonus").

Capital Position
•    MGIC was upgraded to an investment grade rating by Moody's and Standard and Poor’s.
•    Re-entered the senior debt markets for the first time in 10 years, issuing senior notes and using a portion of the proceeds to repurchase convertible notes.
•    Eliminated 66 million potentially dilutive shares through transactions listed above and other transactions during the year.

Grow Insurance in Force
•    Grew flow insurance in force by more than 5%.
•    Successfully introduced new premium rate cards projected to generate sufficient Risk Adjusted Return on Capital to build shareholder value.
•    Wrote more than 80% of new insurance written with FICO scores 700 and greater.
•    Had an 18% market share while maintaining pricing discipline in an intensely competitive lender-paid mortgage insurance market.

Manage Role of Mortgage Insurance in Housing Policy
•    Held leadership positions in trade associations.
•    Continued to enhance the Company’s reputation as a key contributor to housing policy discussions.

Pursue Business Opportunities
•    Negotiated a business plan with the GSEs that allowed our credit insurance subsidiary to participate in GSE credit risk transfer pilot programs, thereby enabling us to gain hands-on experience through such participation.

Develop Co-Workers
•    Continued to build a robust talent review and succession mechanism for all management and key contributor positions.

Shareholder Outreach and Consideration of Last Year’s “Say on Pay” Vote

During 2016, we continued our shareholder outreach efforts, as shown in the chart to the right. We value the views of our shareholders and intend to continue to engage and solicit their feedback.

At the 2015 and 2016 Annual Meetings, 99% of the Say on Pay votes cast were in support of the compensation of our NEOs. The Committee views this voting result as confirmation of overwhelming shareholder support of our executive compensation program. In an effort to further align executive compensation with the long-term interests of shareholders, however, the Committee changed our executive compensation program as described below.

What we heard	How we responded
Shareholders prefer goals to determine vesting of equity awards that are largely different from the goals used to determine the annual bonus.
For the equity grants made in January 2015, 2016 and 2017, vesting of performance-based equity awards is based on growth in adjusted book value per share, which is a different financial goal than any goal used in determining annual bonuses.

Shareholders prefer that equity awards have longer-term performance goals.
For all equity awards granted in January 2017, vesting is determined based on achievement of a three-year cumulative adjusted book value per share growth goal with no partial vesting in the interim years (i.e., "cliff vesting").

The Company should eliminate any retesting feature in equity grants.	We modified the 2014-2016 grants of other long-term equity awards to prevent vesting based on performance in any year later than the originally scheduled performance year.
Investors prefer more robust stock ownership guidelines for our named executed officers.	In January 2017, we increased the stock ownership guidelines for our NEOs as discussed below.

Compensation-Related Corporate Governance Policies and Best Practices

We have many compensation-related governance policies and best practices that align our executive compensation with long-term shareholder interests:

Stock Ownership: In early 2017, the Committee changed the stock ownership guidelines for NEOs to be stock valued at 6 times salary for our CEO and 3 times salary for the other NEOs. At the time the Committee changed our stock ownership guidelines, our benchmarking peers had guidelines for their CEOs ranging from 5 to 7 times salary.

Equity Holding Post-Vesting: Our NEOs and our other executive officers are required to hold 25% of shares that vest under equity awards for one year after vesting. Apart from what is required, we have had a culture of stock retention by senior executives. Excluding shares withheld from equity awards for income tax withholding, since April 2006, none of our NEOs who has been in that status in 2005 or thereafter has sold any of our stock while an NEO.

No Hedging and Pledging: Our policies prohibit directors, NEOs and our other executive officers from entering into hedging transactions referencing the Company’s equity securities, holding Company securities in a margin account, or pledging Company securities as collateral for a loan.

High Percentage of Performance-Based Compensation: 83% of our CEO’s 2016 total direct compensation is tied to achievement of pre-set performance goals.

Limited Perquisites: Our NEO perks are very modest, ranging between approximately $800 and $5,400 in 2016.

Effective Use of Equity Compensation with Low Burn Rate and Dilution: The total equity awards granted to all participants under our 2015 Omnibus Incentive Plans in each of January 2016 and January 2017 were about 0.5% of our outstanding shares at the prior December 31. Based on a “burn rate” methodology that uses the average of the total awards granted (adjusted depending on the volatility of the price of the underlying stock) during each of the last three completed years and the weighted average number of shares outstanding during each such year, our 3-year average annual “burn rate” would be approximately 1.2%.

Limited Change in Control Benefits:

•
“Double trigger” is required for any benefits to be paid (equity awards granted after January 2015 will not vest upon a change in control if the Committee determines that the awards will be assumed or replaced);

•	Cash severance does not exceed 2x base salary plus bonus plus retirement plan accrual; and

•	There is no excise tax gross-up provision.

Employment Agreements: None, only the limited provisions referred to above that are effective after a change in control.

“Clawback” Policy: The “clawback” policy applies to cash incentive compensation as well as compensation from equity awards.

Independent Compensation Consultant: The Committee’s independent compensation consultant, FW Cook, is retained by the Committee and performs no other services for the Company.

Compensation Risk Evaluation: Annually, the Committee reviews an executive compensation risk evaluation by management designed to ensure that our compensation programs do not motivate excessive risk-taking and are not reasonably likely to have a material adverse effect on the Company.

Omnibus Incentive Plan: Our 2015 Omnibus Incentive Plan, approved by shareholders, contains the following provisions:

•	No granting of stock options with an exercise price less than the fair market value of the Company’s common stock on the date of grant

•	No re-pricing (reduction in exercise price) of stock options

•	No cash buy-outs of underwater stock options

•	No inclusion of reload provisions in any stock option grant

•	No payment of dividends on performance shares before they are vested

•	No single trigger vesting of awards upon a change in control in which the awards are assumed or replaced

•	No recycling of shares withheld for tax purposes upon vesting

•	No granting of more than 5% of the awards under the plan with a vesting period of less than one year

•	No Committee discretion to accelerate vesting of awards, except under certain limited instances like death and disability

OBJECTIVES OF OUR EXECUTIVE COMPENSATION PROGRAM

In setting compensation, the Committee focuses on “total direct compensation” or "TDC," which we define as the total of base salary, bonus and equity awards. The value of equity awards is their grant date value reported in the Summary Compensation Table (the “SCT”).

The objectives of our executive compensation program are to:

•	Attract and retain high-quality executives: We want a competitive pay opportunity in the sense that:

◦	our base salaries are on average around the median of a group of peers over a several year time horizon, and

◦	our bonus and long-term equity awards, when performance is strong, move total direct compensation above the market median to reflect that strong performance.

•	Align executive compensation with long-term shareholder interests: We aim to achieve a close alignment between compensation and long-term shareholder interests by:

◦	linking compensation to Company and executive performance; and

◦	paying a substantial portion of total direct compensation in:

▪	bonuses based on specific goals that align payouts with Company performance, and

▪	long-term equity awards whose vesting is based on three-year goals that align payouts with Company performance and whose value reflects total shareholder value.

•	Limit perquisites: Perks for our executive officers are minimal.

HOW WE MAKE COMPENSATION DECISIONS

Role of the Management Development, Nominating and Governance Committee

The Committee, which consists solely of independent directors, is responsible for overseeing the development and administration of our executive compensation program. The Committee approves the compensation of our CEO and our other senior executives, and performs other tasks including:

•	Review and approval of bonus and equity compensation goals and objectives;

•	Evaluation of performance in light of these goals and objectives; and

•	Evaluation of the competitiveness of the CEO’s total compensation package.

The Committee is supported in its work by our Chief Executive Officer, our Chief Human Resources Officer, our General Counsel and the Committee’s independent compensation consultant, as described below.

Role of the Compensation Consultant

The Committee has retained FW Cook & Co. (the “Compensation Consultant”), a nationally recognized executive compensation consulting firm, to advise it. While our Chief Human Resources Officer coordinates its assignments, the Compensation Consultant reports directly to the Committee; the Committee retains sole authority to approve the compensation of the Compensation Consultant, determine the nature and scope of its services and evaluate its performance. The Committee may replace the Compensation Consultant or hire additional consultants at any time. A representative of the Compensation Consultant attends meetings of the Committee, as requested. Aside from its role as the Committee’s independent compensation consultant, the Compensation Consultant provides no other services to the Company.

The Committee retains the Compensation Consultant to help it evaluate and oversee our executive compensation program and to periodically review the compensation of our directors. In connection with our executive compensation program, the Compensation Consultant provides various services to the Committee, including advising the Committee on the principal aspects of our executive compensation program and evolving industry practices and providing market information and analysis regarding the competitiveness of our program, including its relationship to performance.

Since the end of 2015, the service performed by the Compensation Consultant included:

•	Provided an evaluation of NEO compensation compared to peers.

•	Provided advice about the annual bonus plan, including the goals and target performance incorporated into the formula that is used to determine payouts.

•	Provided advice about the long-term equity incentive program, including the level of awards granted under the program and the vesting provisions.

•	Provided advice regarding “best practice” compensation practices, such as stock retention guidelines.

•	Reviewed the peer group used for competitive analyses and provided advice regarding the addition of four peers to the group for 2017.

•	Reviewed drafts and commented on the CD&A and related compensation tables for the Proxy Statement.

The Committee has assessed the independence of the Compensation Consultant pursuant to SEC and New York Stock Exchange rules and concluded that its work for the Committee does not raise any conflict of interest.

Role of Officers

While the Committee is ultimately responsible for making all compensation decisions affecting our NEOs, our CEO participates in the process because of his close day-to-day association with the other NEOs and his knowledge of our operations. Among other things, our CEO makes recommendations on the components of compensation for the NEOs, other than himself. Our CEO does not participate in the portion of the Committee meeting regarding the review of his own performance or the determination of the amounts of his compensation.

Our Chief Human Resources Officer and our General Counsel also participate in the Committee’s compensation process. Our Chief Human Resources Officer is responsible for coordinating the work of the Compensation Consultant for the Committee and the annual preparation of an executive compensation risk evaluation. He maintains knowledge of executive compensation trends, practices, rules and regulations and works with our General Counsel on related legal and tax compliance matters as well as on other matters related to executive compensation. The Committee receives information from management that includes: detailed breakdowns of the compensation of the NEOs; the amount, if any, that our NEOs realized during the period they were NEOs from sales of stock received upon vesting of equity awards; the total amount of stock and restricted stock units ("RSUs") held by each NEO (RSUs are sometimes referred to in this Proxy Statement as “restricted equity”); and the other compensation information disclosed in this Proxy Statement.

BENCHMARKING

To provide the Committee a framework for evaluating compensation levels for our NEOs against market practices, the Compensation Consultant periodically prepares reports analyzing compensation data gathered from SEC filings for a peer group of publicly-traded companies. In addition, each year we provide the Committee with information regarding market trends and expected executive base salary changes for the coming year. The compensation surveys that we reviewed and, with the concurrence of the Compensation Consultant, summarized in the aggregate for the Committee in connection with establishing base salaries for 2016 were published by: AON Hewitt, Mercer Consulting, Towers Watson and World at Work.

We added companies to our Peer Group in 2017

The U.S. mortgage insurance industry has only six public companies. Therefore, the Committee has found it necessary to include companies from outside the mortgage insurance industry when constructing our peer group. Historically, surety and title insurers have been included because, like mortgage insurers, they have significant exposure to the residential real estate market.

The Committee periodically reviews the composition of the MGIC-selected peer group and did so in 2016. In March 2017, the Committee added four companies to our peer group for several reasons, including the following:

•
Size of the Group. Due to the limited number of public companies in the mortgage, surety and title insurance industries, our peer group of ten companies has been smaller than the peer groups of most other companies. In addition, the number is expected to decrease as one of the peer companies has agreed to be acquired by a non-public company, and two of the other companies have significantly decreased in size since 2008 as a result of the financial crisis. Because of the relatively small peer group and the prospect of it becoming smaller, the Committee chose to increase the size of our peer group.

•
Composition of the Group. As noted above, our peer group has previously been composed of companies in the mortgage, surety and title insurance industries. However, recent talent acquisition has been from outside those industries: two NEOs and several of the officers we have most recently hired joined us from banking and mortgage finance companies. Therefore, the Committee determined that those industries should be represented in our peer group.

In determining the companies added to our peer group, the Committee also considered the methodologies used by proxy governance firms, including the increasing emphasis on "social networking" models in developing peer groups. In this regard, the Committee considered that three of the four companies added to the peer group chose us as a peer.

Why the selected peers are appropriate for benchmarking purposes

Our 2016 and 2017 peer groups consist of the following companies. We believe these companies are appropriate for benchmarking our executive compensation for the reasons shown in the table below.

	Mortgage Insurer - Direct Competitor(1)	Significant Exposure to Residential Real Estate Market	Industry in which we Compete for Talent	Chose us as a Peer(2)	Business
MGIC 2017 Peer Group
MGIC 2016 Peer Group
Ambac Financial Group, Inc.		X	X	X	Financial Guaranty Insurer
Arch Capital Group Ltd.	X	X	X		Includes Mortgage Insurer
Assured Guaranty Ltd.		X	X	X	Financial Guaranty Insurer
Essent Group Ltd.	X	X	X	X	Mortgage Insurer
Fidelity National Financial Inc.		X	X		Title Ins & Other R.E. Services
First American Fin'l Corp.		X	X		Title Ins & Other R.E. Services
Genworth Financial Inc.	X	X	X	X	Includes Mortgage Insurer
MBIA Inc.		X	X	X	Financial Guaranty Insurer
NMI Holdings Inc.	X	X	X	X	Mortgage Insurer
Radian Group Inc.	X	X	X	X	Mortgage Insurer
Flagstar Bancorp Inc.		X	X		Mortgage Orig & Svg; Banking
Ocwen Financial Corp.		X	X	X	Mortgage Svg & Lending
PennyMac Fin'l Services Inc.		X	X	X	Mortgage Svg & Lending
PHH Corporation		X	X	X	Mortgage Svg & Lending
(1) Parent companies of direct competitors whose overall results are principally or significantly impacted by these competitors.
(2) Based on 2016 proxy statements.

As shown in the table below, we are reasonably comparable in terms of revenues, market capitalization and CEO compensation to the companies in our 2016 and 2017 peer groups. When adding the four companies to our peer group, the Committee noted that its 2016 pay decisions (which concluded in January 2017) would have been the same based on either the 2016 peer group or the expanded 2017 peer group.

MGIC Percentile Rank Among Peer Groups (Revenues, Market Capitalization and Total Direct Compensation)
	2016 Peer Group			2017 Peer Group
	Revenue(1) ($ millions)	Market Capitalization(1) ($ millions)	2015 CEO TDC(2) ($ 000s)	Revenue(3) ($ millions)	Market Capitalization(3) ($ millions)	2015 CEO TDC(2) ($ 000s)
Peer Group
75th percentile	5,166	4,697	9,247	3,719	4,236	9,247
Median	1,494	3,435	6,407	1,104	1,833	5,845
25th percentile	591	1,564	5,451	714	761	4,988
MGIC	1,050	3,471	6,112	1,062	3,638	6,112
Percentile Rank	40th	50th	46th	49th	66th	52nd
2016 CEO TDC			4,683			4,683
Percentile Rank			lowest			8th
The Compensation Consultant provided the comparative data for our 2016 peer group in January 2017, and the comparative data for our 2017 peer group in March 2017.
(1) Revenues were for twelve months ended September 30, 2016, and market capitalization was as of December 31, 2016.
(2) Peer company compensation is for 2015 because in January 2017, that was the latest compensation data available for our peer group.
(3) Revenues were for twelve months ended December 31, 2016, and market capitalization was as of February 27, 2017.
The following table shows the Company's Total Shareholder Return ("TSR") and its ranking relative to the companies in our 2016 and 2017 peer groups over the last five-, three- and one-year time periods ended December 31, 2016. Our five- and three‑year TSR ranks among our peer groups align reasonably with our CEO Total Direct Compensation rank for 2015.

MGIC Percentile Rank Among Peer Groups (Total Shareholder Return)
	2016 Peer Group			2017 Peer Group
	5-Year TSR	3-Year TSR	1-Year TSR	5-Year TSR	3-Year TSR	1-Year TSR
Peer Group
75th percentile	26%	12%	55%	27%	11%	47%
Median	24%	9%	40%	21%	3%	20%
25th percentile	8%	-3%	10%	1%	-5%	3%
MGIC	22%	6%	15%	22%	6%	15%
TSR Percentile Rank	45th	43rd	28th	52nd	52nd	45th
2016 TDC Percentile Rank			lowest			8th
As shown in the table above, while our one-year TSR was only in the 28th percentile of the 2016 peer group TSR, our CEO's 2016 Total Direct Compensation was lower than the 2015 CEO compensation of each of our peers in that group

Why we do not include Property and Casualty Insurers in our Peer Group

Although several of our self-selected peers are in the "Property and Casualty Insurance" Global Industry Classification Standard group ("GICS group"), none are property and casualty insurance companies; they generally provide financial guaranty insurance or title insurance and other real estate services. Our shareholders have not raised concerns about our peer group selection process during our shareholder outreach efforts and we do not believe that adding property and casualty or general insurance companies to our peer group would provide meaningful information to the Committee in evaluating our executive compensation because:

•	We have not sought talent from those companies.

•	Those companies do not have meaningful exposure to the residential real estate market and their total shareholder returns would not be expected to be correlated with ours.

•	None of those companies chose us as a peer.

COMPONENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

Base Salary

Our general philosophy is to target base salary range midpoints for our executive officers near the median levels of their counterparts in the peer groups of companies discussed above under “Benchmarking.” In addition to reviewing market competitiveness, in considering any change to our CEO’s compensation, including base salary, the Committee takes into account its evaluation of his performance, based in part on a CEO evaluation survey completed by each non-management director. Subjects covered by the evaluation include financial results, leadership, strategic planning, succession planning, external relationships and communications and relations with the Board. Base salary changes for our other NEOs are recommended to the Committee by the CEO. Historically, these recommendations have been the product of an evaluation of each NEO’s performance and the base salary surveys referred to under “Benchmarking” above. The Committee approves changes in salaries for these officers after taking into account the CEO’s recommendations and the Committee's independent judgment regarding the officer gained through the Committee’s and the Board’s genera contact with them.

In late March 2016, each NEO received between a 2 and 3% merit salary increase. In early April 2017, each NEO received between a 2 and 3.15% merit salary increase.

Incentive Programs

To meet our objective of aligning compensation and shareholder interests, our executive compensation program includes an annual bonus program that is tied to Company performance, and long-term equity awards whose vesting is based on Company performance and whose ultimate value is based on our stock price.

Annual Bonus

Background Considerations. In 2015, as a result of our return to consistent profitability, we reversed the valuation allowance against our deferred tax assets. The reversal resulted in a one-time benefit to earnings of $848 million, which was the most significant component of our 2015 results in which our net income was $1.172 billion and our diluted EPS was $2.60. Because of the non-recurring nature of this large benefit to 2015 net income, we believe a benchmark of net operating income should be used to analyze our 2015 and 2016 actual results. Net operating income is pre-tax income adjusted to exclude net realized investment gains and losses from our investment portfolio, gains and losses on debt extinguishment, and changes in valuation allowances for deferred tax assets (all of which are generally viewed by our securities analysts as not relevant to their analysis of our performance), with a tax provision then applied to such pre-tax income. Our net operating income was $395.6 million in 2016, compared to $306.1 million in 2015, a 29% increase. Net operating income is a non-GAAP financial measure. For a description of how we calculate this measure and for a reconciliation of this measure to its nearest comparable GAAP measure, see "Explanation and Reconciliation of our use of Non-GAAP Financial Measures" in Item 7 in our Original Filing.

The structure of our current bonus program, which has financial goals and business objectives, was initially adopted for our 2015 fiscal year, was in effect for 2016, and is unchanged for 2017. Our EPS and ROE performance goals in 2015 were set on a pre-tax basis, due to the possibility of the reversal of the valuation allowance against our deferred tax assets; in 2016, these goals were set on an after-tax basis to reflect that the reversal had already occurred. In both years, we used the upcoming year’s budget, determined in January, when establishing these goals.

Maximum Bonus Opportunity. Unchanged from 2015, the NEOs’ maximum bonus opportunities for 2016 are 3 times base salary for the CEO, 2.25 times base salary for the NEOs who are Executive Vice Presidents (the portion of Mr.

Lane's base salary attributable to a 2010 retention arrangement is not considered), and 1.80 times base salary for the NEOs who are Senior Vice Presidents. Bonus opportunity represents a multiple of the base salary amount approved by the Committee that becomes effective in March or April of the year for which the bonuses are awarded. Such base salary amounts will not be the same as the base salary amounts disclosed in the SCT due to the effects of the March or April pay increases and variability in the number of pay periods in each calendar year. Based on our periodic assessment of peer compensation, we have determined that these maximum bonus opportunities are appropriate to meet our objective that, when performance is strong, our bonus and long-term equity awards should move total direct compensation above the market median to reflect that higher performance. In addition, in determining the total direct compensation opportunity, the Committee has weighted bonus potentials more heavily than base salaries because bonuses are more directly linked to Company performance. For 2016, annual bonuses represented, on average, approximately 47% of the total direct compensation of our NEOs; annual bonuses and long-term equity awards represented 76% of that total direct compensation (83% in the case of our CEO).

Our CEO's maximum bonus opportunity is in line with our peers' practices. In January 2017, the Compensation Consultant provided a report including the following comparative data showing how our CEO’s 2015 maximum bonus opportunity, as a percentage of base salary, compares to those of the CEOs in our 2016 peer group. 2015 comparisons are shown because this compensation data was the latest available when the report was provided by the Compensation Consultant.

MGIC Percentile Rank Among Ten-Company Peer Group
CEO Disclosed Maximum Bonus Opportunity for 2015 as a Percent of Base Salary

		Peer Group
	MGIC	25th percentile	Median	75th percentile
Bonus Opportunity(1) (% of Base Salary)	300%	300%	301%	368%
(1)Of the ten peer companies, seven disclose a maximum bonus opportunity.

Determination of 2016 Bonus. Payment of bonuses for NEOs is conditioned on meeting one or more of the goals listed in our shareholder-approved Omnibus Incentive Plan. Compensation paid under a bonus plan of this type (which we refer to as a “162(m) bonus plan”) is intended to qualify as deductible compensation, as discussed in more detail under “Other Aspects of Our Executive Compensation Program – Tax Deductibility Limit” in this CD&A. Under the 2016 bonus plan, if the sum of the Expense Ratio and MGIC’s Loss Ratio on new business written (the “Combined Ratio”) is less than 40%, then the maximum bonus may be paid, unless the bonus formula described below results in a lower amount.

As shown in the table below, the bonus formula for 2016 had five financial performance goals and five business performance goals. Threshold, target and maximum performance levels were established for each financial performance goal. Actual performance at such levels would result in 0%, 50% and 100% achievement, respectively, for that goal, with actual achievement calculated based on interpolation. Each goal was assigned a weight. The financial performance goals had a collective weight of 75% in the bonus formula and the business performance goals had a collective weight of 25%.

The Company’s actual 2016 performance for each financial performance goal was compared to the threshold, target and maximum values and the resulting percentage was multiplied by the weight to determine a weighted score for that goal. For each business performance goal, the Committee reviewed management’s written report of the Company’s activities with respect to each goal and the related score, which was accepted by the Committee.

The aggregate weighted financial and business performance scores result in a preliminary bonus percentage. The Committee has discretion to adjust the preliminary bonus percentage down by as much as 20 percentage points or up by as much as 10 percentage points. The adjusted percentage after the exercise of any Committee discretion (which as discussed below was exercised by the Committee) is multiplied by the aggregate maximum bonuses of the NEOs to determine the amount of the total bonus pool, which is allocated among the NEOs in the discretion of the Committee. However, the Committee need not allocate the entire bonus pool and no NEO is entitled to more than his or her maximum bonus.

Calculation of 2016 Preliminary Bonus Percentage
					Maximum
					Possible
	2016 Performance Levels			Actual	Score		Weighted
	Threshold	Target	Maximum	2016	(Weight)	Score	Score
Financial Performance Goals:
After-Tax Diluted Earnings per Share	$0.33	$0.67	$0.80	$0.86	30%	30.0
Return on Equity(1)	5.8%	12.2%	14.8%	15.3%	25	25.0
New Insurance Written (bns)(2)	$37.0	$41.0	$45.0	$47.9	15	15.0
Expense Ratio(3)	19.9%	16.9%	14.9%	15.3%	15	13.5
Loss Ratio(4)	18.0%	10.0%	3.0%	3.1%	15	14.9
Total					100%	98.4
Times: Total Weight of Financial Performance Goals						X 75%	73.8%

Business Performance Goals:
Capital Position(5)		For a discussion of performance against these business performance goals, see “Executive Summary – Performance Against Business Objectives” above			20%	20.0
Grow Insurance in Force(6)					20	18.0
Manage Role of MI in Hosing Policy(7)					20	18.0
Pursue Business Opportunities(8)					20	15.0
Develop Co-Workers(9)					20	20.0
Total					100%	91.0
Times: Total Weight of Business Performance Goals						X 25%	22.7%
2016 Preliminary Bonus Percentage							96.5%
(1) GAAP after-tax net income divided by beginning of the year shareholders' equity.
(2) Flow new insurance written for the year.
(3) Combined insurance operations underwriting expenses divided by net premiums written for the year.
(4)    Direct (before reinsurance) incurred losses divided by direct earned premiums, in both cases for MGIC's primary new insurance written for the year; incurred losses exclude the effect of losses incurred on notices of default that have not yet been reported to us, which is commonly known as "IBNR."

(5) Manage capital with consideration of compliance requirements; access to, levels and mix of sources of capital; and financial flexibility.
(6) Manage the 2016 book of business by product, geography and customer to produce a desirable volume and mix.
(7) Manage the Company's business franchise through dealings with federal and state regulatory agencies, as well as the GSEs.
(8) Advance core business within and outside GSE framework. Seek new opportunities to utilize core strengths.
(9) Develop and nurture a respected organization with a clear path of succession throughout using best practice talent management efforts.

The Committee exercised its discretion to reduce the preliminary bonus percentage by 5.0 percentage points to 91.5%, and allocated the resulting pool such that the CEO received 89% of his maximum bonus and the other NEOs received an average of 91.4% of their maximum bonuses. The Committee’s negative discretion was principally motivated by our loss ratio target and maximum goals compared to our recent performance and actual 2016 results, as discussed below. However, the Committee’s decision to award the CEO 89% of his maximum bonus was also informed by our outstanding 2016 actual performance, which on a net operating income per diluted share basis exceeded 2015 performance by 32% ($0.99 in 2016 compared to $0.75 in 2015), and on a diluted earnings per share basis, exceeded the 2016 target and maximum performance goals by 28% and 8%, respectively. Net operating income per diluted share is a non-GAAP performance measure. For a description of how we calculate this measure and for a reconciliation of this measure to its nearest comparable GAAP measure, see "Explanation and Reconciliation of our use of Non-GAAP Financial Measures" in Item 7 in our Original Filing.

The CEO recommends to the Committee a bonus for each of the other NEOs, which takes account of the bonus formula and the CEO’s evaluation of the NEO’s job performance. The Committee, which generally has regular contact with the NEOs through their interaction with the Board, accepted the CEO’s recommendation and approved bonuses for the other NEOs. Mr. Lane's bonus opportunity eliminates the portion of his base salary attributable to a March 2010 increase that was part of a 2010 retention arrangement with him.

Rigor of Our Financial Performance Goals. The 2016 "target" performance levels (for 50% payout of the maximum bonus opportunity) were generally set equal to the Company's 2016 budget and the "maximum" performance levels (for 100% payout) were set significantly higher than the 2016 budget. The 2016 budget represented performance that was challenging and differed from 2015 performance due to several one-time factors that positively impacted 2015 performance discussed below that were not expected to recur in 2016, including a one-time benefit to net income associated with the reversal of the company's valuation allowance against its deferred tax assets. In addition, despite a return to profitability after the financial crisis, our 2016 budget reflected that we remained subject to significant challenges including intense price and other competition within the industry; continued strong competition from the FHA and the VA; and continuing losses from loans insured in 2005-2008.

The material below shows the target and maximum performance levels for each financial performance goal compared to actual performance in 2014 and 2015.

Diluted Earnings per Share

	Actual	Actual	2016 Performance Levels
	2014	2015	Target	Maximum
Diluted After-Tax Earnings Per Share	$0.64	$2.60	$0.67	$0.80

Following is an explanation of how the 2015 actual diluted EPS compared to the 2016 target performance level.

	Net income
	($ millions)	Diluted EPS[1]	Explanation
2015 Actual	1,172	$2.60
Income Tax	(818)	(1.75)	In 2015, we reversed the valuation allowance that had been recorded against deferred tax assets. In addition, the 2016 budget reflects tax expense, while the 2015 actual results did not.
Realized Investment Gains	(28)	(0.06)	$28 million of investment gains were recognized in 2015. At the end of 2015, our investment portfolio was in a net unrealized loss position and we did not budget recognized investment gains for 2016.
Premium Deficiency Reserve	(24)	(0.05)
Our 2015 results reflected a $24 million benefit associated with the premium deficiency reserve (PDR) we established in 2007. The PDR was eliminated in 2016, therefore, no similar benefit was budgeted for.

Employee Costs	(8)	(0.02)
Following the financial crisis, our new insurance written declined for several years and we were forced to make headcount reductions, which reduced our employee costs. In recent years, our new insurance written has increased and we have added employees to develop and service that new business.

Effects of Reinsurance Transactions	(7)	(0.01)	Net impact of the non-recurring 2015 termination of our 2013 Quota Share reinsurance transaction and its replacement with a new reinsurance transaction.
Other	(15)	(0.03)
2016 Target Performance	272	$0.67

1.
The Diluted EPS impacts of changes in net income are calculated based on the weighted average diluted shares used to calculate 2015 diluted EPS (as reported in our Annual Report on Form 10-K filed with the SEC on February 26, 2016).

Return on Equity ("ROE")

	Actual	Actual	2016 Performance Levels
	2014	2015	Target	Maximum
Return on Equity	33.8%	113.0%	12.2%	14.8%
Net Income ($ millions)	252	1,172	272	331
Beginning Shareholders' Equity ($ millions)	745	1,037	2,236	2,236

Our ROE calculation reflects GAAP net income divided by beginning shareholders' equity. As shareholders' equity increases, all things equal, ROE will decrease. Our 2015 ROE of 113.0% reflected the $848 million benefit associated with the reversal of the valuation allowance against our deferred tax assets. The decrease in the 2016 target performance level compared to the 2015 actual ROE reflects the valuation allowance reversal and the other non-recurring items discussed above, as well as the 116% increase in beginning shareholders' equity. Computing target ROE using the average of the budget’s beginning and ending shareholders’ equity, instead of only beginning, would result in the target ROE of 12.2% becoming 11.5%; that ROE performance puts us in the 64th percentile of the Simulated Peer Group’s ROEs for 2015 shown by Bloomberg, which uses this computational method, and confirms our January 2016 view that our ROE target was set at a reasonably rigorous level. In addition, our actual 2016 ROE of 14.3%, as computed by Bloomberg, is at the 85th percentile of the Simulated Peer Group based on 2016 ROEs of this group shown by Bloomberg.

New Insurance Written ("NIW")

	Actual	Actual	2016 Performance Levels
	2014	2015	Target	Maximum
New Insurance Written ($ billions)	33.4	43.0	41.0	45.0

Our 2016 NIW target performance level of $41.0 billion was a 23% increase compared to 2014 and a 5% decrease compared to 2015. Our NIW depends in part on the size of the overall mortgage origination market, which increases when interest rates decline and refinances increase, and the competitiveness of our premium rates compared to government mortgage insurance providers, principally the FHA and the VA. When the 2016 budget was established, the overall origination market in 2016 was expected to decline by approximately 17%, in part due to an expectation for modestly higher interest rates and materially declining refinance volume. Also, we expected to lose business to the FHA due to the premium increase we announced in January 2016 for loans with FICO scores below 700. In fact, the percentage of our 2016 business in this FICO “bucket” declined from 17% of our 2015 business to 15% in 2016.

Nevertheless, our actual NIW in 2016 was at the highest level since 2008 ($48.2 billion) and increased by $4.9 billion over 2015 (an 11% increase). Our 2016 volume was fueled by the material decline in mortgage interest rates and the resulting increases in refinances that principally occurred after Brexit. Although our volume is partially a function of the overall market, we view our competitive strengths as including our customer relationships; without continued attention to customer needs, our results would not benefit from positive changes in the general mortgage market.

Expense Ratio

	Actual	Actual	2016 Performance Levels
	2014	2015	Target	Maximum
Expense Ratio	14.7%	14.9%	16.9%	14.9%

The expense ratio reflects combined insurance operations underwriting expenses divided by net premiums written for the year. The 2016 expense ratio target was set at the ratio determined by the 2016 budget. The budget assumed net premiums written would decrease from their 2015 level in large part due to the non-recurring nature of a 2015 termination of our 2013 Quota Share reinsurance transaction which increased 2015 written premiums by $57 million. In addition, various expenses including employee expenses were budgeted to increase (see "Diluted Earnings per Share" above). As a result, the expense ratio was expected to increase.

Loss Ratio

	Actual	Actual	2016 Performance Levels
	2014	2015	Target	Maximum
Loss Ratio	2.2%	1.5%	10.0%	3.0%

The loss ratio represents direct (before reinsurance) incurred losses divided by direct earned premiums, in both cases for MGIC's primary new insurance written for the year. A declining ratio indicates improving performance. The

Committee noted our actual loss ratio performance during 2014-2016 and recognized we had written a book of business in 2016 with high credit quality. It concluded, however, that the 2016 target and maximum goals were not sufficiently rigorous, and used its discretion to reduce the preliminary bonus percentage by 5 percentage points from the preliminary percentage of 96.5% shown under “Calculation of 2016 Bonus” above. If the target performance level had been set at 3.1% (our actual 2016 performance), the preliminary bonus percentage would have been 5 percentage points lower.

CEO Bonus Alignment. The following charts illustrate how our CEOs' bonuses have aligned with the Company’s year-end stock price and with our net operating income (loss) for the past five years. We show net operating income (loss), rather than net income, for comparability purposes because our 2015 net income included the $848 million benefit associated with the reversal of the valuation allowance that had previously offset our deferred tax assets; had we used net income, it would have indicated that the CEOs' bonus declined when net income rose even more substantially. Net operating income (loss) is a non-GAAP financial measure. For a description of how we calculate this measures and for a reconciliation of this measure to its nearest comparable GAAP measure, See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures" in Item 7 in our Original Filing.

Long-Term Equity Awards

Background Considerations. Consistent with our belief that there should be a strong link between compensation and performance, long-term equity awards provide one of the most significant total direct compensation opportunities. We emphasize this component of our executive compensation program because it aligns executives’ interests with those of shareholders by linking compensation to both company performance and stock price, while fostering a long-term planning horizon. Over the past two years, on average, long-term equity awards at their grant date value represented 45% of the total direct compensation of our CEO and 31% of the total direct compensation of our other NEOs.

From data provided to the Committee by the Compensation Consultant in January 2017, we calculated the following percentile rankings of our CEO's long-term equity awards compared to the long-term equity awards to the CEOs in our peer group in 2015 (which was the most recent year available in January 2017).

Peer Group - 2015 Long-Term Equity Awards (000s)			MGIC (000s)
25th percentile	Median	75th percentile	2015	2016	2017
$2,898	$3,446	$4,673	$3,143	$1,664	$3,206
			45th percentile	lowest	46th percentile

As a result of feedback received from shareholders and the Committee's view that our long-term incentive program should increase its long-term focus, we restructured the vesting goals for the long-term awards we granted to NEOs in 2017 to provide for three-year cliff vesting for all awards.

Below is a discussion of the 2016 and 2015 Long-Term Equity Award Programs; our 2014 Long-Term Equity Award Program, provided for comparison purposes and because a portion of the long-term equity awards granted in 2014 vested in 2016; and our 2017 Long-Term Equity Awards.

2016 and 2015 Performance-Based Long-Term Equity Awards – BV (Book Value) Awards. Beginning in 2015, full vesting of performance-based equity awards requires achievement of a three-year cumulative book value growth goal. Our three-year awards granted in 2014 and earlier used annual (not cumulative) measurements to determine vesting.

BV Awards represented 80% of the long-term equity awards granted in each of January 2016 and 2015 to the CEO and NEOs who were Executive Vice Presidents ("EVPs") and 60% of the awards to NEOs who were Senior Vice Presidents ("SVPs"). Vesting for these awards will occur over a three-year period, based on achievement of a three-year cumulative goal for growth in adjusted book value ("ABV") per share. ABV was chosen as the vesting goal in part because of its simplicity and relevance to management and investors. Partial vesting may occur annually (up to a maximum of 1/3 for the first year and 2/3 for the first and second years combined) based on progress against the three-year cumulative goal.

ABV per share for determining vesting of the 2016 grants is calculated excluding the effects on shareholders’ equity of accumulated other comprehensive income (“AOCI”). The Committee believes it is important to adjust book value per share by eliminating the effects of items in AOCI, such as unrealized amounts associated with mark-to-market adjustments on investments, benefit plan adjustments and foreign currency translation income and loss, because they do not and may never flow through the income statement. ABV per share for determining vesting of the 2015 grants is calculated by also excluding the effects on shareholders’ equity of deferred tax assets because a large increase in shareholders’ equity was expected to (and did) accompany the 2015 reversal of the valuation allowance that offset our deferred tax assets. ABV per share is a non-GAAP financial measure. For a reconciliation of this measure to its nearest comparable GAAP measure, see the Appendix to this CD&A.

The following table shows:

•	the three-year cumulative goal for vesting of the 2016 and 2015 BV Awards,

•	the 2016 and 2015 growth in adjusted book value per share as calculated for each of the awards, and

•	the resulting vesting percentage.

The three-year cumulative goal set for 2015 equity awards was 51% higher than three times the one-year growth achieved in 2014. The three-year cumulative goal for 2016 equity awards represented a 14.9% annual growth in adjusted book value.

Growth in Adjusted Book Value per Share for 2016 and 2015 Equity Awards

	3-year Cumulative Goal	2015 Actual	2016 Actual	2016 Vesting %
2016 BV Awards	$3.49	-	$0.94	26.9%
2015 BV Awards	$3.39	$1.21	$1.40	33.3%

2016 and 2015 Other Long-Term Equity Awards - CR (Combined Ratio) Awards. The remaining 20% of the long-term equity awards granted in January 2016 and January 2015 to the CEO and NEOs who were EVPs, and 40% of the awards to NEOs who were SVPs, vest through continued service during a three-year performance period, if the Combined Ratio is less than 40%. The Committee adopted a performance goal for these awards to further align the interests of our NEOs with shareholders and to qualify the awards for the performance-based compensation exception under Section 162(m) of the Internal Revenue Code. See “Other Aspects of Our Executive Compensation Program – Tax Deductibility Limit” in this CD&A. One-third of the CR Awards are scheduled to vest in each of the three years after they are granted.

The CR Awards, as granted, provided that any awards that did not vest in a particular year because we failed to meet the performance goal would remain eligible for vesting if we met the performance goal in a future year, except that any of the awards that had not vested after five years would be forfeited (sometimes referred to as a "retesting feature"). In response to feedback from our investors and their advisors, our executive officers agreed to waive this retesting feature. Instead, if the performance goal is not met for a particular year, the awards that were scheduled to vest that year will be forfeited.

For 2016, the Expense Ratio was 15.3% and MGIC’s Loss Ratio was 3.1%. Therefore, we met our Combined Ratio performance goal because the Combined Ratio was 18.4%, which is less than the Combined Ratio performance goal. As a result, the portions of the 2016 and 2015 awards that were scheduled to vest in February 2017 did vest.

With respect to all of these awards, dividends are not paid currently, but when awards vest, a payment is made equal to the dividends that would have been paid had those vested awards been entitled to receive current dividends. We have not paid dividends since 2008 and do not anticipate paying dividends in the foreseeable future.

2014 Performance-Based Long-Term Equity Awards – LEM (Loss Ratio, Expense Ratio, Market Share) Awards. Vesting for 80% of our 2014 long-term equity awards to our then-NEOs depended on actual performance for each year in the three-year performance period against goals for MGIC’s Loss Ratio, our Expense Ratio, and MGIC’s Market Share of flow new insurance written. The three performance goals were equally weighted for vesting purposes and each was assigned a Threshold, Target and Maximum performance level.

Vesting for awards granted in 2014 was determined in February of each of 2015, 2016 and 2017, based on performance during the prior year. In March 2017, 29.5% of the performance-based equity awards granted in 2014 to the then-NEOs vested and the remaining 4.1% were forfeited.

2014 Other Long-Term Equity Awards - CR (Combined Ratio) Awards. 20% of our 2014 long-term equity awards to our then-NEOs were CR Awards similar to those granted in 2016 and 2015. For 2016, we met our combined ratio performance goal for the 2014 CR Awards and the portions scheduled to vest in February 2017 did vest.

2017 Long-Term Equity Awards. We awarded approximately the same number of restricted stock units to our CEO and other NEOs each year during 2012-2016. The price of our stock was extremely volatile during this period; its closing price on the award dates in each of those years was $3.95, $2.75, $8.43, $8.98, and $5.66. Given the bounds of this price range, the Committee believed that reducing the number of shares when the price went up and increasing it when the price went down would not foster proper alignment with shareholders. However, we previously disclosed that if our stock price changed materially, the Committee would review the appropriateness of maintaining the historical award levels. Given the increase in our stock price from the 2016 grant date, and our return to sustained profitability, the Committee reduced the number of shares awarded in 2017 by 12% compared to the number granted in 2016.

While 2016 BV Awards represented 80% of the equity awards granted to our CEO in 2016, BV Awards represent 100% of the equity awards to our CEO in 2017. The 2016 BV Awards were subject to partial vesting each year, while the 2017 BV Awards cliff vest only after three years based on cumulative achievement of an adjusted book value per share growth goal.

Pension Plan

Our executive compensation program includes a qualified pension plan and a supplemental executive retirement plan. We believe retirement plans are an important element of a competitive compensation program. These plans compute retirement benefits based only on current cash compensation (salary and annual bonus) and therefore do not include longer-term incentives that can result in substantial increases in pension value. We also offer a broad-based 401(k) plan to which we make contributions in cash. A description of our pension plan can be found following the table titled “Pension Benefits at 2016 Fiscal Year-End” in “Compensation and Related Tables” below.

Perquisites

To avoid an entitlement mentality, the perks we provide to our NEOs are very modest, ranging from $800 to $5,400. The 2016 perks included club dues and expenses, a parking space at our headquarters and spouse travel in connection with conferences attended by our CEO.

OTHER ASPECTS OF OUR EXECUTIVE COMPENSATION PROGRAM

No Employment Agreements

Our named executive officers, including our CEO, do not have employment agreements other than those discussed below that become effective upon a change in control.

Stock Ownership by Named Executive Officers

Stock Ownership Guidelines. We have stock ownership guidelines for our executive officers to encourage them to maintain an ownership interest in the Company and to mitigate potential risks from incentive arrangements. Stock considered owned consists of shares owned outright by the executive (including shares in the executive's account in our 401(k) plan), and unvested restricted stock and restricted stock units scheduled to vest within one year (assuming ratable vesting over the performance period).

As noted above, in January 2017, the Committee changed the stock ownership guidelines to be stock valued at 6 times salary for our CEO and stock valued at 3 times salary for the other NEOs. Until the guideline is met, an NEO must not dispose of the portion of shares received upon vesting of equity awards equal to the lower of 25% of the shares that vested and 50% of the shares that were received by the NEO after taking account of shares withheld to cover taxes.

Each of our NEOs is in compliance with our stock ownership policy. The table below shows the revised guidelines, shares considered owned as of December 31, 2016 for purposes of the revised guidelines, and the multiple of base salary represented by that ownership for our CEO and all other NEOs.

	Guideline (value of shares)	Actual Ownership (value at 12/31/16)	Actual Ownership as a Multiple of Base Salary
CEO	$4,944,000	$11,667,173	14.2 x
Total Other NEOs	$5,946,100	$11,492,486	5.5 x

Equity Holding Post-Vesting Requirement. A portion of equity awards granted to our NEOs, other executive officers and chief accounting officer, must not be sold for one year after vesting. The number of shares that must not be sold is the lower of 25% of the shares that vested and 50% of the shares that were received by the officer after taking account of shares withheld to cover taxes. The holding period may end before one year if the officer is no longer required to report their equity transactions to the SEC. The holding period does not apply to involuntary transactions, such as would occur in a merger, and for certain other dispositions.

Excluding shares withheld from equity awards for income tax withholding, none of our NEOs had sold any of our stock since April 2006.

Hedging and Pledging Prohibitions

Under our hedging policy, our directors, NEOs, other executive officers and chief accounting officer may not enter into hedging transactions referencing the Company’s equity securities. For these purposes, the Company’s equity securities include, but are not limited to, vested and unvested restricted stock units and company stock held directly or indirectly. Under our pledging policy, those same individuals may not hold Company securities in a margin account or pledge Company securities as collateral for a loan.

“Clawback” Policy

Under our “clawback” policy, the Company will seek to recover, to the extent the Committee deems appropriate, from any executive officer and the chief accounting officer, amounts associated with cash incentive compensation that was earned and equity awards that vested based on achievement of a performance goal if a subsequent financial restatement shows that such compensation should not have been paid.

Change in Control Provisions

Each of our NEOs is a party to a Key Executive Employment and Severance Agreement with us (a “KEESA”), as described in the section titled “Potential Payments Upon Termination or Change-in-Control – Change in Control Agreements” below. No executive officer has an employment or severance agreement, other than these agreements. The period for which our KEESAs provide employment protection ends on the third anniversary of the date of a change in control. Our

KEESAs provide for a cash termination payment in two lump sums (or one lump sum if neither the Company nor any affiliate’s stock is publicly traded) only after both a change in control and a specified employment termination (a “double trigger”). Our KEESAs provide for "double trigger" vesting of equity awards: there must be a change in control and an employment termination.
The agreements for our equity awards made in January 2017 and January 2016 provide that the equity will not vest upon a change in control if the Committee reasonably determines in good faith prior to the occurrence of the change in control that the awards will be assumed or replaced by the employee’s employer immediately following the change in control with an alternative award meeting specified requirements.

Our KEESAs do not contain a gross-up by the Company for any excise tax payments resulting from payments upon a change in control. For participants with KEESAs effective on or after October 23, 2014, and/or who have reached age 62, payments under the KEESAs or under any other agreement with or plan of the Company are capped by reducing such payments to an amount that will not trigger payment of federal excise taxes on such payment. For participants with KEESAs effective before October 23, 2014, and who are younger than age 62, payments under the KEESAs or under any other agreement with or plan of the Company are similarly reduced only if the resulting after-tax value to the participant of the total payments upon a change in control is greater than the after-tax value to the participant if the cash payments were not so reduced with the participant responsible for the excise taxes.

For additional information about our KEESAs, see “Compensation and Related Tables – Potential Payments Upon Termination or Change-in-Control – Change in Control Agreements” below.

No Stock Option Repricing

Our 2011 Omnibus Incentive Plan and our 2015 Omnibus Incentive Plan both prohibit the repricing of stock options, either by amending existing options to lower the exercise price, by granting new options having a lower exercise price in exchange for outstanding options having a higher exercise price or replacing underwater options with cash or other securities, unless such re-pricing is approved by shareholders.

Tax Deductibility Limit

Under Section 162(m) of the Internal Revenue Code, certain compensation in excess of $1 million paid during a year to any of the NEOs (other than the CFO) for that year is not deductible. Although the rules governing these requirements are complex, we believe all of our compensation for 2016 qualifies as tax-deductible. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, and the fact that such regulations and interpretations may change from time to time (with potentially retroactive effect), there is no certainty that compensation intended by the Committee to satisfy the requirements for deductibility under Section 162(m) will be deductible. In addition, the Committee may determine to administer our compensation programs in a manner that does not satisfy the requirements of Section 162(m) in order to achieve a result that the Committee determines to be appropriate.

In making decisions about executive compensation, we also consider the impact of other regulatory provisions, including the provisions of Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and the change in control provisions of Section 280G of the Internal Revenue Code.

Process for Approving Compensation Components

The Committee's practice for many years has been to make equity awards and approve new salaries and bonuses, if any, at its meeting in late January, which normally follows our announcement of earnings for the prior year. The Committee also may approve changes in compensation at other times throughout the year.

The Committee has not adjusted executive officers' future compensation based upon amounts realized or forfeited pursuant to previous equity awards.

COMPENSATION COMMITTEE REPORT

Among its other duties, the Management Development, Nominating and Governance Committee assists the oversight by the Board of Directors of MGIC Investment Corporation’s executive compensation program, including approving corporate goals relating to compensation for the CEO and senior officers, evaluating the performance of the CEO and determining the CEO’s annual compensation and approving compensation for MGIC Investment Corporation’s other senior executives.

The Committee reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MGIC Investment Corporation’s Annual Report on Form 10-K for the year ending December 31, 2016.

Members of the Management Development, Nominating and Governance Committee:
Kenneth M. Jastrow, II, Chairman
Cassandra C. Carr
Michael E. Lehman

APPENDIX TO COMPENSATION DISCUSSION AND ANALYSIS

Reconciliation of Certain Non-GAAP Financial Measures

Adjusted Book Value per Share excluding Accumulated Other Comprehensive Income ("AOCI") is used to determine vesting of equity awards granted in 2016. Adjusted Book Value per Share excluding both AOCI and Deferred Tax Assets ("DTA") is used to determine vesting of equity awards granted in 2015. Following is a reconciliation of these measures to their nearest comparable GAAP measures.

Reconciliation of Book Value per Share to Adjusted Book Value per Share for 2016 Equity Awards

(In thousands, except per share amounts)	2015	2016
Shareholders' Equity (Book Value)	$2,236,140	$2,548,842
Divided by Shares Outstanding	339,657	340,663
Book Value per Share	$6.58	$7.48

Adjusted Book Value for 2016 Equity Awards (from below)	$2,297,020	$2,623,942
Divided by Shares Outstanding	339,657	340,663
Adjusted Book Value per Share for 2016 Equity Awards	$6.76	$7.70

Shareholders' Equity (Book Value)	$2,236,140	$2,548,842
Accumulated Other Comprehensive Income ("AOCI")	60,880	75,100
Adjusted Book Value for 2016 Equity Awards	$2,297,020	$2,623,942

Reconciliation of Book Value per Share to Adjusted Book Value per Share for 2015 Equity Awards

(In thousands, except per share amounts)	2015	2016
Shareholders' Equity (Book Value)	$2,236,140	$2,548,842
Divided by Shares Outstanding	$339,657	$340,663
Book Value per Share	$6.58	$7.48

Adjusted Book Value for 2015 Equity Awards (from below)	$1,534,940	$2,016,287
Divided by Shares Outstanding	$339,657	$340,663
Adjusted Book Value per Share for 2015 Equity Awards	$4.52	$5.92

Shareholders' Equity (Book Value)	$2,236,140	$2,548,842
Accumulated Other Comprehensive Income ("AOCI")	60,880	75,100
Deferred Tax Asset / Loss	(762,080)	(607,655)
Adjusted Book Value for 2015 Equity Awards	$1,534,940	$2,016,287

COMPENSATION AND RELATED TABLES

Summary Compensation Table

The following provides certain information about the compensation of our named executive officers in 2014 through 2016. Other tables that follow provide more detail about the specific types of compensation.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Patrick Sinks(5)	2016	818,462	1,664,040	2,200,000	1,100,922	14,850	5,798,274
President and Chief	2015	769,331	3,143,000	2,200,000	455,612	14,600	6,582,543
Executive Officer	2014	618,623	1,519,288	1,360,000	949,765	14,350	4,462,026
Timothy Mattke	2016	511,539	570,528	1,093,900	246,002	14,850	2,436,819
Executive Vice	2015	464,231	1,077,600	1,096,900	101,070	14,600	2,754,401
President and	2014	327,697	828,703	755,000	130,869	14,350	2,056,619
Chief Financial Officer
Gregory Chi(6)	2016	313,077	219,155	510,700	220,190	14,850	1,277,972
Senior Vice President -	2015	303,923	395,120	440,600	147,744	14,600	1,301,987
Info Services
Jeffrey Lane	2016	815,385	570,528	1,128,000	455,896	14,850	2,984,659
Executive Vice	2015	797,600	1,077,600	1,129,800	238,920	14,600	3,258,520
President and	2014	774,362	828,703	1,200,000	717,037	14,350	3,534,452
General Counsel
Stephen Mackey(6)	2016	434,846	570,528	837,000	30,094	10,600	1,883,068
Executive Vice
President and Chief
Risk Officer

(1)
Our stock awards are granted under programs described in “Compensation Discussion and Analysis — Long-Term Equity Awards” above. The amounts shown in this column represent the grant date fair value of the restricted equity awards granted to named executive officers in the years shown, computed in accordance with FASB ASC Topic 718. The fair value of restricted equity is based on the closing price of our Common Stock on the New York Stock Exchange on the date of grant. The vesting of all of the awards represented in this column is subject to our meeting certain performance conditions. In accordance with the rules of the SEC, all of the figures in this column represent the value at the grant date based upon the probable outcome of the applicable performance conditions as of the grant date. If the full value of the applicable awards for 2016, 2015 and 2014 were shown, assuming the highest levels of the applicable performance conditions were achieved, rather than an amount based upon the probable outcome of the applicable performance conditions, then the amounts shown would have been:

Name	2016	2015	2014
Patrick Sinks	$1,981,000	$3,143,000	$1,854,600
Timothy Mattke	679,200	1,077,600	1,011,600
Gregory Chi	249,040	395,120	See Note(5)
Jeffrey Lane	679,200	1,077,600	1,011,600
Stephen Mackey	679,200	See Note(5)	See Note(5)

(2)
Our 2016 bonus program is described in “Compensation Discussion and Analysis — Our 2016 Executive Compensation — Annual Bonus” above. The percentage of the maximum bonuses paid was calculated based on a formula which compares actual performance to threshold, target and maximum performance achievement levels for five different financial performance goals (each with specific weights and in total weighted 75%) and a subjective assessment of performance against five different business goals (each with the same weight and in total weighted 25%). Our 2014 and 2015 bonus programs were structurally similar to the 2016 bonus program. All goals for the 2014-2016 bonus programs were considered and approved by the Management Development, Nominating and Governance Committee.

(3)
The Company does not maintain a nonqualified deferred compensation plan for its employees. The amounts shown in this column reflect, if positive, the sum of (a) the aggregate change in present value of accumulated pension benefits during the year pursuant to our Pension Plan and our Supplemental Executive Retirement Plan (“SERP”) when retirement benefits are also provided under the SERP, and (b) in-service distributions the named executive officer received from our SERP during the year.

The aggregate change in present value of accumulated pension benefits represents:

•
For other than Mr. Mackey, the difference between (a) the present value of the annual pension payments that the named executive officer would be entitled to receive beginning at age 62, or current age if older than 62, and continuing for his life expectancy determined at the end of the year shown and by assuming that the officer’s employment with us ended on the last day of the year shown, and (b) the same calculation done as if the officer’s employment had ended one year earlier.

•
For Mr. Mackey, the difference between (a) the present value as of December 31, 2016 of the accumulated benefit under the "Cash Component" (described following the table titled “Pension Benefits at 2016 Fiscal Year-End”) of our Pension Plan, and (b) the same calculation as of December 31, 2015.

The amounts shown assume each executive is 100% vested in his pension benefits; however, Mr. Chi is 40% vested and Mr. Mackey is 0% vested.

For all years shown, the change in the present value of accumulated pension benefits between years represents the net result of (a) the officer being one year closer to the receipt of the pension payments, which generally means the present value is higher, and the annual pension payment (for Mr. Mackey, his accumulated benefit) is higher due to the additional benefit earned because of one more year of employment; (b) a change in actuarial assumptions used to calculate the benefit, primarily changes in the discount rate used to calculate the present value at the end of each of those years; (c) a decrease for the effect of distributions that the named executive officers received from our SERP; and (d) an increase for in-service distributions the named executive officer received from our SERP. For each named executive officer, the change for 2016, 2015 and 2014 consists of:

	2016		2015		2014
Name	Change in Actuarial Assumptions	Change Due to Other Factors	Change in Actuarial Assumptions	Change Due to Other Factors	Change in Actuarial Assumptions	Change Due to Other Factors
Patrick Sinks	$176,166	$924,756	$(200,769)	$656,381	$482,826	$466,939
Timothy Mattke	56,713	189,289	(47,985)	149,055	71,878	59,291
Gregory Chi	28,120	192,070	(29,433)	177,177	See Note(5)	See Note(5)
Jeffrey Lane	96,390	359,506	(138,269)	377,189	405,696	311,341
Stephen Mackey	(426)	30,520	See Note(5)	See Note(5)	See Note(5)	See Note(5)

See Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ending December 31, 2016 for additional information regarding the assumptions made in arriving at these amounts.

See information following the table titled “Pension Benefits at 2016 Fiscal Year-End” below for a summary of our Pension Plan and our SERP.

(4)	Amounts in this column for 2016 consist of matching 401(k) contributions and discretionary retirement plan contributions.

(5)
Mr. Sinks assumed the position of Chief Executive Officer on March 1, 2015. His 2015 compensation generally represents a full year of compensation as CEO, with the exception of his January and February 2015 base salary, which he earned at a lower rate while President and Chief Operating Officer.

(6)	No compensation data is provided for years prior to Messrs. Chi and Mackey becoming a “named executive officer.”

2016 Grants of Plan-Based Awards

The following table shows the grants of plan-based awards to our named executive officers in 2016.

Name	Type of Award	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock and Option Awards(2) ($)

			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Patrick Sinks	Other(3)	1/25/2016				0	70,000	70,000	396,200
	Performance Based(4)	1/25/2016	0	1,236,000	2,472,000	0	224,000	280,000	1,267,840
Timothy Mattke	Other(3)	1/25/2016				0	24,000	24,000	135,840
	Performance Based(4)	1/25/2016	0	579,400	1,158,800	0	76,800	96,000	434,688
Gregory Chi	Other(3)	1/25/2016				0	17,600	17,600	99,616
	Performance Based(4)	1/25/2016	0	283,700	567,400	0	21,120	26,400	119,539
Jeffrey Lane	Other(3)	1/25/2016				0	24,000	24,000	135,840
	Performance Based(4)	1/25/2016	0	597,487	1,194,973	0	76,800	96,000	434,688
Stephen Mackey	Other(3)	1/25/2016				0	24,000	24,000	135,840
	Performance Based(4)	1/25/2016	0	492,550	985,100	0	76,800	96,000	434,688

(1)	Our Non-Equity Incentive Awards are described in “Annual Bonus” in our Compensation Discussion and Analysis above.

(2)
All of the figures in this column represent the value of stock unit awards at the grant date based upon the probable outcome of the applicable performance conditions as of the grant date. The grant date fair value is based on the New York Stock Exchange closing price on the day the award was granted.

(3)	These are the CR Awards described in “2016 Other Long-Term Equity Awards – CR (Combined Ratio) Awards” in our Compensation Discussion and Analysis above.

(4)	For Equity Incentive Plan Awards, these are the BV Awards described in “2016 Performance-Based Long-Term Equity Awards – BV (Book Value) Awards” in our Compensation Discussion and Analysis above.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table shows our named executive officers’ equity awards outstanding on December 31, 2016.

			Equity Incentive Plan Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Patrick Sinks	—	—	595,975	6,072,985
Timothy Mattke	—	—	217,824	2,219,627
Gregory Chi	5,868	59,795	56,594	696,262
Jeffrey Lane	—	—	217,824	2,219,627
Stephen Mackey	—	—	121,472	1,237,800

(1)
Consists of restricted equity granted to Mr. Chi on January 27, 2014, prior to his becoming a named executive officer. Those awards vest in February in each of the first three years following the grant date and are not subject to performance targets.

(2)	Based on the closing price of the Common Stock on the New York Stock Exchange at 2016 year-end, which was $10.19.

(3)	Consists of:

(a)
Performance-based restricted equity granted January 27, 2014; January 26, 2015; and January 25, 2016 (other than to Mr. Mackey) that will vest in February or March in each of the first three years following the grant dates if we meet certain performance targets (with the vesting amounts, if any, dependent upon our performance).

Vesting for the awards granted in 2016 will occur based on achievement of a three-year cumulative goal for growth in adjusted book value per share. For more information, see “2016 and 2015 Performance-Based Long-Term Equity Awards – BV (Book Value) Awards” in our Compensation Discussion and Analysis above. The 2016 awards are reported in the table titled “2016 Grants of Plan-Based Awards” above. Vesting for the awards granted in 2015 occur in a similar manner to the vesting of the awards granted in 2016. Vesting for the awards granted in 2014 will occur based on achievement of three performance goals. For more information, see “2014 Performance-Based Long-Term Equity Awards – LEM (Loss Ratio, Expense Ratio, Market Share) Awards” in our Compensation Discussion and Analysis above.

(b)
Other restricted equity granted January 27, 2014 (other than to Messrs. Chi and Mackey); January 26, 2015 (other than to Mr. Mackey); and January 25, 2016; in each case, one-third of the units awarded will vest in February in each of the first three years following the grant dates if we meet certain performance targets.

(c)	Other restricted equity granted July 22, 2015 to Mr. Mackey, one-third of which will vest in July in each of the first three years following the grant date if we meet certain performance targets.

The number of units that are included in this column is a representative number of units that would vest based on performance for the last completed year (2016), or if the payout is based on performance to occur over more than one year, the last completed fiscal years over which performance is measured.

2016 Option Exercises and Stock Vested

The following table shows the vesting of grants of plan based stock awards to our named executive officers in 2016. There were no options exercised in 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Patrick Sinks	259,955	1,907,887
Timothy Mattke	90,055	657,173
Gregory Chi	43,842	312,703
Jeffrey Lane	118,176	867,269
Stephen Mackey	10,000	69,200

(1)
Value realized is the market value at the close of business on the vesting date. None of our named executive officers sold any shares in 2016 though some shares that vested were withheld to pay taxes due as a result of the vesting of the shares.

Pension Benefits at 2016 Fiscal Year-End

The following table shows the present value of accrued pension plan benefits for our named executive officers as of December 31, 2016.

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year(3) ($)
Patrick Sinks	Qualified Pension Plan	38.4	2,734,641	—
	Supplemental Executive Retirement Plan	38.4	2,241,268	26,323
Timothy Mattke	Qualified Pension Plan	10.6	455,090	—
	Supplemental Executive Retirement Plan	10.6	155,359	—
Gregory Chi	Qualified Pension Plan	4.9	571,234	—
	Supplemental Executive Retirement Plan	4.9	111,950	—
Jeffrey Lane(4)	Qualified Pension Plan	20.3	2,550,823	—
	Supplemental Executive Retirement Plan	20.3	1,803,169	16,731
Stephen Mackey	Qualified Pension Plan	1.5	16,563	—
	Supplemental Executive Retirement Plan	1.5	20,734	—

(1)	See below for a summary of these plans.

(2)
The amount shown in this column, for other than Mr. Mackey, is the present value of the annual pension payments that the named executive officer would be entitled to receive beginning at age 62 (which is the earliest age that unreduced benefits under the Qualified Pension Plan and SERP may be received), or current age if older than 62, and continuing for his life expectancy determined at the end of 2016 and by assuming that the officer’s employment with us ended on the last day of that year. See Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ending December 31, 2016 for the discount rate used to calculate the present value of benefits under these plans. The amount shown in this column for Mr. Mackey is the present value as of December 31, 2016 of the accumulated benefit under the "Cash Component" (described below) of our Pension Plan, assuming retirement at age 65 (the earliest age at which unreduced benefits may be received under the Cash Component of the Pension Plan. The amounts shown assume that each executive is 100% vested in his pension benefit; however, Mr. Chi is 40% vested and Mr. Mackey is 0% vested.

(3)
For Messrs. Sinks and Lane, the amounts shown in this column represent distribution amounts received from the MGIC SERP during the fiscal year ended December 31, 2016, to pay the employee portion of the Social Security tax attributable to benefits earned under the plan during fiscal year 2016, as well as amounts distributed to cover the income tax thereon.

(4)	Includes an annual benefit of $34,000 credited to Mr. Lane as part of his initial employment. This amount represents $424,289 of the present value of Mr. Lane’s benefits.

The Pension Plan has been redesigned, effective January 1, 2014. As described below, under the redesigned Pension Plan and SERP, employees hired after December 31, 2013 accrue retirement benefits under a cash balance formula (the “Cash Balance Component”). Employees hired prior to January 1, 2014 continue to accrue benefits under the current Pension Plan design through December 31, 2018 (the “Prior Plan Component”). Effective January 1, 2019, all participants will accrue benefits under the Cash Balance Component.

Named Executive Officers Hired Prior to January 1, 2014

During 2016, the named executive officers (other than Mr. Mackey, who was hired in 2015) continued to accrue benefits under the Prior Plan Component. Under the Pension Plan and the SERP taken together within the Prior Plan Component, those executive officers each earn an annual pension credit for each year of employment equal to 2% of the officer’s eligible compensation for that year. Eligible compensation is limited to salaries, wages, cash bonuses (which for this purpose also includes payments listed in the Non-Equity Incentive Compensation Plan column in the Summary Compensation Table), and the portion of cash bonuses deferred and converted to restricted equity bonuses (applicable for bonuses for 1999 through 2006 performance). At retirement, the annual pension credits are added together to determine the employee’s accrued pension benefit. However, the annual pension credits for service prior to 1998 for each employee with at least five years of vested service on January 1, 1998 will generally be equal to 2% of the employee’s average eligible compensation for the five years ended December 31, 1997. Eligible employees with credited service for employment prior to October 31, 1985 also receive a past service benefit, which is generally equal to the difference between the amount of pension the employee would have been entitled to receive for service prior to October 31, 1985 under the terms of a prior plan had such plan continued, and the amount the employee is actually entitled to receive under an annuity contract purchased when the prior plan was terminated. Retirement benefits vest on the basis of a graduated schedule over a seven-year period of service. Full pension benefits are payable in monthly installments or a lump-sum upon retirement at or after age 65 with at least five years of service (age 62 if the employee has completed at least seven years of service). Any supplemental executive retirement benefits are payable in a lump sum six months after service with the company ends. In addition, reduced benefits are payable beginning at any age following termination. Mr. Lane is eligible for his full retirement benefits.

If the employment of our active named executive officers (other than Mr. Mackey) terminated effective December 31, 2016, the annual amounts payable to them at age 62 (or current age if older than 62) under the Pension Plan and the SERP would have been Mr. Sinks – $210,000; Mr. Mattke – $78,044; Mr. Chi – $19,770; and Mr. Lane – $210,000; and the lump-sum payment for supplemental executive retirement benefits would have been: Mr. Sinks – $2,465,030; Mr. Mattke – $381,582; Mr. Chi – $55,488; and Mr. Lane – $1,851,114. As of December 31, 2016, Mr. Lane was eligible to receive this level of benefit because he was over the age of 62 and had more than seven years’ tenure. As of December 31, 2016, Messrs. Sinks, Mattke and Chi were each eligible to receive reduced benefits under these plans upon termination of employment. If their employment had been terminated effective December 31, 2016, the annual amounts payable under these plans had each one elected to begin receiving annual payments immediately would have been: Mr. Sinks – $185,850; Mr. Mattke – $9,672; and Mr. Chi – $10,574; and the lump-sum payment for supplemental executive retirement benefits would have been: Mr. Sinks – $2,270,434; Mr. Mattke – $94,538; and Mr. Chi – $34,116. Mr. Chi’s benefits reflect that he was 40% vested in his pension benefits as of December 31, 2016. The discount rate and post-retirement mortality assumptions used to calculate the lump-sum payments differ from the factors used in our financial statements.

Named Executive Officers Hired on or after January 2, 2014

Mr. Mackey's accumulated benefit in the Cash Balance Component of the Pension Plan is based on an annual credit of 4% of his plan eligible compensation (described above) and an annual interest credit based on the yield of the 30-year Treasury securities. Similar to the Prior Plan Component of the Pension Plan, benefits in excess of the qualified plan are eligible for accrual in the SERP. Benefits in the Cash Balance Component fully vest upon the earlier of three years of service or attainment of normal retirement age, therefore, if Mr. Mackey's employment terminated effective December 31, 2016, no benefit would be payable to him.

Potential Payments Upon Termination or Change in Control

The following table summarizes the estimated value of payments to each of the named executive officers assuming the triggering event or events indicated occurred on December 31, 2016.

Name	Termination Scenario	Total ($)	Cash Payment(1) ($)	Value of Restricted Equity and Stock Options that will Vest on an Accelerated Basis(2) ($)	Value of Restricted Equity and Stock Options Eligible for Continued Vesting(2) ($)	Value of Other Benefits(3) ($)
Patrick Sinks	Change in control with qualifying termination	12,344,025	5,470,374	6,697,184	—	176,467
	Change in control without qualifying termination	752,063	—	752,063	—	—
	Death	6,697,184	—	6,697,184	—	—
Timothy Mattke	Change in control with qualifying termination	5,440,197	2,846,095	2,448,535	—	145,567
	Change in control without qualifying termination	410,209	—	410,209	—	—
	Death	2,448,535	—	2,448,535	—	—
Gregory Chi	Change in control with qualifying termination	2,409,172	1,511,621	807,975	—	89,576
	Change in control without qualifying termination	60,610	—	60,610	—	—
	Death	807,975	—	807,975	—	—
Jeffrey Lane	Change in control with qualifying termination	6,414,895	3,811,335	2,448,535	—	155,025
	Change in control without qualifying termination	410,209	—	410,209	—	—
	Retirement	1,225,735	—	—	1,225,735	—
	Death	2,448,535	—	2,448,535	—	—
Stephen Mackey	Change in control in qualifying termination	1,270,750	—	1,270,750	—	—
	Change in control without qualifying termination	—	—	—	—	—
	Death	1,426,600	—	1,426,600	—	—

(1)
As described further in “Change in Control Agreements” below, each of our current named executive officers is a party to a Key Executive Employment and Severance Agreement (“KEESA”) that may provide for payments after a change in control. A qualifying termination is a termination within three years after the change in control by the Company other than for cause, death or disability or by the executive for good reason. Amounts are payable in one or two lump sums, depending on limits on amounts that may be paid within six months under applicable tax rules and regulations. The first lump sum is payable within 10 business days after the termination date and the second lump sum, if required by applicable tax rules and regulations, is payable six months thereafter.

For KEESA participants who have reached age 62 or whose KEESAs are dated after October 22, 2014, payments under the KEESAs were capped by reducing such payments to an amount that will not trigger payment of federal excise taxes on such payment. For KEESA participants who are younger than age 62 and or whose KEESAs are dated on or before October 22, 2014, payments under the KEESAs are similarly reduced only if the resulting after-tax value to the participant of the total payments upon a change in control was greater than the after-tax value to the participant if the cash payments were not so reduced with the participant responsible for the excise taxes. The reductions in cash payments were as follows: Mr. Chi — $28,284; Mr. Lane — $700,432; and Mr. Mackey — $2,376,835. In addition, Mr. Mackey's other benefits were reduced by $116,092 and the value of his equity that would vest on an accelerated basis was reduced by $155,850 (or 15,295 restricted stock units). No reduction has been made for Mr. Sinks or Mr. Mattke.

(2)
The value attributed to restricted stock that accelerates or is eligible for continued vesting is calculated using the closing price on the New York Stock Exchange on December 31, 2016 (which is a higher valuation than that specified by IRS regulations for tax purposes). The accelerated vesting occurs as a result of the terms of the restricted stock award, not under the KEESA.

(3)	In connection with a change in control, other benefits include three years of health and welfare benefits, outplacement costs, and an allowance for tax, legal and accounting fees.

Change in Control Agreements and Severance Pay

Key Executive Employment and Severance Agreement: Each of our named executive officers is a party to a Key Executive Employment and Severance Agreement with us (a “KEESA”). If a change in control occurs and the executive’s employment is terminated within three years after the change in control (this period is referred to as the employment period), other than for cause, death or disability, or if the executive terminates his employment for good reason, the executive is entitled to receive a termination payment of twice the sum of his annual base salary, his maximum bonus award and an amount for pension accruals and profit sharing and matching contributions to our tax‑qualified defined contribution plan, subject to reduction as described below. This termination payment is payable in one or two lump sums, depending on limits on amounts that may be paid within six months under applicable tax rules and regulations. The first lump sum is payable within 10 business days after the termination date and the second lump sum, if required by applicable tax rules and regulations, is payable six months thereafter.

If the employment termination occurs during the employment period but more than three months after the change in control, the termination payment is reduced by an amount corresponding to the portion of the employment period that has elapsed since the date of the change in control. The KEESAs require that, for a period of twelve months after a termination for which a payment is required, the executive not compete with us unless approved in advance in writing by our Board of Directors. The KEESAs also impose confidentiality obligations on our executives.

Under the KEESAs, a change in control generally would occur upon the acquisition by certain unrelated persons of 50% or more of our Common Stock; an exogenous change in the majority of our Board of Directors; certain mergers, consolidations or share exchanges or related share issuances; or our sale or disposition of all or substantially all of our assets. We would have “cause” to terminate an executive under a KEESA if the executive were intentionally to engage in certain bad faith conduct causing demonstrable and serious financial injury to us; to be convicted of certain felonies; or to willfully, unreasonably and continuously refuse to perform his or her existing duties or responsibilities. An executive would have “good reason” under his or her KEESA if we were to breach the terms of the KEESA or make certain changes to the executive’s position or working conditions.

While the executive is employed during the employment period, the executive is entitled to a base salary no less than the base salary in effect prior to the change in control and to a bonus opportunity of no less than 75% of the maximum bonus opportunity in effect prior to the change in control. The executive is also entitled to participate in medical and other specified benefit plans. Such benefits include life insurance benefits made available to salaried employees generally and other benefits provided to executives of comparable rank, including stock awards, supplemental retirement benefits and periodic physicals. The value of these benefits cannot be less than 75% of the value of comparable benefits prior to the change in control, except that if the new parent company does not provide stock‑based compensation to executives of its U.S. companies of comparable rank, this type of benefit need not be provided and the 75% minimum for other benefits is raised to 100%. If the executive experiences a qualified termination, he is entitled to continued life and health insurance for the remainder of the employment period or, if earlier, the time he obtains similar coverage from a new employer, outplacement services and up to a total of $10,000 to cover tax preparation, legal and accounting services relating to the KEESA termination payment.

Our KEESAs were modified in 2014 to remove the gross-up by the Company for excise tax payments resulting from payments upon a change in control. The form of KEESA is filed as an exhibit to our Form 10-K for the year ended December 31, 2014. The foregoing description is only a summary and is qualified by the actual terms of the KEESA.

Post-Termination Vesting of Certain Restricted Equity Awards: In general, our restricted equity awards are forfeited upon a termination of employment, other than as a result of the award recipient’s death (in which case the entire award vests). In general, if employment termination occurs after age 62 for a recipient who has been employed by us for at least seven years, awards granted at least one year prior to the date of the employment termination will continue to vest if the recipient enters into a non-competition agreement with us. One of our current NEOs is 62 or older.

Our equity awards granted before 2015 provide for accelerated vesting upon a change in control. Our equity awards granted in January 2015 provide for accelerated vesting only upon a double trigger event. Our equity awards granted after January 2015 provide that the equity will not vest upon a change in control if the Committee reasonably determines in good faith prior to the occurrence of the change in control that the awards will be assumed or replaced by the employee’s employer immediately following the change in control with an alternative award meeting specified requirements. For purposes of the table above, we assume that the awards will be so assumed or replaced.

Severance Pay: Although we do not have a written severance policy for terminations of employment unrelated to a change in control, we have historically negotiated severance arrangements with officers whose employment we terminate without cause. The amount that we have paid has varied based upon the officer’s tenure and position.

COMPENSATION OF DIRECTORS

Non-Employee Director Compensation Program

Under our Corporate Governance Guidelines, compensation of non-employee directors is reviewed periodically by the Management Development, Nominating and Governance Committee. Mr. Sinks is our CEO and receives no additional compensation for service as a director and he is not eligible to participate in any of the following programs or plans.

The following table describes the components of the non-employee director compensation for 2016:

Compensation Component	Compensation Program
Annual Retainer – Chairman of the Board	$250,000
Annual Retainer – Non-Chairman Directors	$125,000, which may be elected to be deferred and either converted into share units or credited to an interest-bearing account.
Annual Equity Retainer	$100,000 in cash-settled restricted stock units that vest immediately but are not settled for approximately one year. Such settlement may be deferred at the option of the director.
Annual Retainer – Lead Director	$25,000
Annual Retainer – Committee Chair	$25,000 for the Audit Committee $25,000 for the Management Development, Nominating and Governance Committee $15,000 for all other committees(1)
Annual Retainer – Committee Member	$15,000 for Audit Committee $5,000 for other committees(1)
Meeting Fees (after 5th meeting)(2)	$3,000 for Board meetings $2,000 for Committee meetings
Stock Ownership Guidelines
Ownership of 25,000 shares of Common Stock, including deferred share units that have vested or are scheduled to vest within one year. Directors are expected to meet the guideline within five years of joining the Board.(3)

Expense Reimbursement
Subject to certain limits, we reimburse directors, and for meetings not held on our premises, their spouses, for travel, lodging and related expenses incurred in connection with attending Board and Committee meetings.

Directors & Officers Insurance	We pay premiums for D&O liability insurance under which the directors are insureds.

(1)	Excludes the Executive Committee. Other than the Executive Committee, directors who are members of management do not serve on any committees.

(2)
After the fifth Board meeting attended, or the fifth committee meeting attended for a particular committee, our non-management directors receive $3,000 for each Board meeting attended, and the committee members receive $2,000 for all committee meetings attended on any one day. Meetings of the Board of MGIC (or Committees of its Board) that are not held in conjunction with meetings of the Board of the Company (or Committees of its Board) are counted to determine meeting fees.

(3)	Each of our non-employee Directors satisfies this guideline.

Deferred Compensation Plan and Annual Grant of Share Units: Under the Deferred Compensation Plan for Non-Employee Directors (the “Deferred Compensation Plan”), our non-employee directors can elect to defer payment of all or part of their retainers and meeting fees until the director’s death, disability, termination of service as a director or to another date specified by the director. A director who elects to defer payments may have his or her deferred compensation account credited quarterly with interest accrued at an annual rate equal to the six-month U.S. Treasury Bill rate determined at the closest preceding January 1 and July 1 of each year, or may elect to have the payments deferred during a quarter translated into share units. Each share unit is equal in value to one share of our Common Stock and is ultimately paid only in cash. Such payment will be based on the stock’s closing price over a relatively brief period in advance of the payment date(s). If a director defers payments into share units, dividend equivalents in the form of additional share units are credited to the director’s account as of the date of payment of cash dividends on our Common Stock. We have not paid dividends since 2008.

Under the Deferred Compensation Plan, we also provide to each director an annual equity retainer, which is a grant of cash-settled share units. In January 2016, each of our non-management directors was granted share units valued at $100,000, which vested immediately and were settled on February 15, 2017, unless the director elected a later settlement date. The directors could elect to receive payment for vested units in up to 10 annual installments beginning shortly after departure from the Board, or on another date specified by the director that was after February 15, 2017. In all cases, the payment was or will be based on the stock’s closing price over a relatively brief period in advance of the payment date(s). Dividend equivalents in the form of additional share units are credited to the director’s account as of the date of payment of cash dividends on our Common Stock.

2016 Director Compensation

The following table shows the compensation paid to each of our non-management directors in 2016. Mr. Sinks, our CEO, was also a director in 2016 but received no compensation for service as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Total Stock Awards ($)(2)	Total ($)
Daniel A. Arrigoni	178,000	100,000	278,000
Cassandra C. Carr	146,000	100,000	246,000
C. Edward Chaplin	152,000	100,000	252,000
Curt S. Culver	259,000	100,000	359,000
Timothy A. Holt	187,000	100,000	287,000
Kenneth M. Jastrow, II	183,000	100,000	283,000
Michael E. Lehman	180,250	100,000	280,250
Donald T. Nicolaisen(3)	156,000	100,000	256,000
Gary A. Poliner	185,750	100,000	285,750
Mark M. Zandi	141,000	100,000	241,000

(1)
The following directors elected to defer certain fees shown in this column into share units as described under “Compensation of Directors — Non-Employee Director Compensation Plan — Deferred Compensation Plan and Annual Grant of Share Units” above: Mr. Chaplin deferred $149,500 of the fees and received 19,214 share units; Mr. Poliner deferred all of the fees and received 23,949 share units; and Dr. Zandi deferred $130,000 of the fees and received 16,953 share units.

(2)
The amount shown in this column for each director represents the grant date fair value of the annual share unit award granted to non-employee directors in 2016 under our Deferred Compensation Plan, computed in accordance with FASB Accounting Standard Codification (“ASC”) Topic 718. The value of each share unit is equal to the value of our Common Stock on the grant date. See “Compensation of Directors — Non-Employee Director Compensation Plan — Deferred Compensation Plan and Annual Grant of Share Units” above for more information about these grants.

The aggregate number of unvested stock awards outstanding as of December 31, 2016, for each director was as follows: Mr. Jastrow — 2,000, which represents shares held under our 1993 Restricted Stock Plan for Non-Employee Directors, and Mr. Culver — 105,934. Mr. Culver's awards were granted January 27, 2014, when he was our CEO. The amount shown represents the number of shares that vested in February and March 2017 based on achievement of performance goals. For more information, see “2014 Performance-Based Long-Term Equity Awards - LEM (Loss Ratio, Expense Ratio, Market Share) Awards” and "2014 Other Long-Term Equity Awards - CR (Combined Ratio) Awards" in our Compensation Discussion and Analysis.
The aggregate number of vested and unvested stock awards outstanding as of June 2, 2017, for each director, is described under “Stock Ownership” above.

(3)
Mr. Nicolaisen resigned as a member of our Board of Directors effective October 20, 2016. In recognition of his service on our Board, we made contributions in a total amount of $25,000 to charities that he designated. These contributions were not solicited by Mr. Nicolaisen, were not made under any agreement with him and are not included in the table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding equity compensation plans required by Item 201(d) of Regulation S-K was included in our Annual Report of Form 10-K filed with the SEC February 21, 2017.

STOCK OWNERSHIP

The following table identifies the beneficial owners of more than 5% of our Common Stock as of December 31, 2016, based on information filed with the SEC, unless more recent information filed with the SEC is available.

Name	Shares Beneficially Owned	Percent of Class
The Vanguard Group, Inc.(1) 100 Vanguard Boulevard, Malvern, PA 19355	29,213,614	8.6%
Wellington Management Group LLP(2) 280 Congress Street, Boston, MA 02210	25,455,429	7.5%
BlackRock, Inc.(3) 55 East 52nd Street, New York, NY 10055	21,949,111	6.4%

(1)
The Vanguard Group, Inc. reported ownership as of December 31, 2016, on behalf of itself and certain subsidiaries. It reported that it had sole dispositive power for 28,786,505 shares and shared dispositive power for 427,109 shares. It further reported that it had sole voting power for 408,728 shares and shared voting power for 36,172 shares.

(2)
Wellington reported ownership as of December 31, 2016, on behalf of itself and several subsidiaries. It reported that it had sole dispositive power for no shares and shared dispositive power for 25,455,429 shares. It further reported that it had sole voting power for no shares and shared voting power for 17,314,761 shares.

(3)
BlackRock, Inc. reported ownership as of December 31, 2016, on behalf of itself and several subsidiaries. It reported that it had sole dispositive power for 21,949,111 shares and shared dispositive power for no shares. It further reported that it had sole voting power for 21,166,697 shares and shared voting power for no shares.

The following table shows the amount of our Common Stock beneficially owned by each of our directors and named executive officers, and all directors and executive officers as a group, as of April 21, 2017. Unless otherwise noted, the parties listed in the table have sole voting and investment power over their shares.

Name of Beneficial Owner	Common Stock Owned Directly(1)	Common Stock Owned Indirectly(2)	Restricted Stock and Common Stock Underlying RSUs(3)	Total Number of Shares Beneficially Owned	Director Deferred Stock Units / Additional Underlying Units	Total Shares Beneficially Owned Plus Underlying Units
Daniel A. Arrigoni	—	20,000	—	20,000	9,606(4)	29,606
Cassandra C. Carr	5,000	—	—	5,000	32,604(4)	37,604
C. Edward Chaplin	10,000	—	—	10,000	55,432(4)	65,432
Curt S. Culver	1,521,659	40,000	—	1,561,659	9,606(4)	1,571,265
Timothy A. Holt	20,000	—	—	20,000	67,953(4)	87,953
Kenneth M. Jastrow, II	1,146	—	31,552	32,698	39,742(4)	72,440
Michael E. Lehman	19,939	—	3,050	22,989	10,987(4)	33,976
Gary A. Poliner	—	—	—	—	94,451(4)	94,451
Mark M. Zandi	—	—	—	—	51,114(4)	51,114
Patrick Sinks	969,867	10,616	—	980,483	675,921(5)	1,656,404
Timothy M. Mattke	204,497	866	—	205,363	231,744(5)	437,107
Gregory A. Chi	119,950	—	—	119,950	84,413(5)	204,363
Jeffrey H. Lane	595,205	—	—	595,205	231,744(5)	826,949
Stephen C. Mackey	27,087	—	10,000	37,087	201,776(5)	238,863
All Directors and Executive Officers as a Group (16 Persons)	3,583,770	172,145	44,602	3,800,517(6)	2,099,679	5,900,196

(1)	Includes shares for which investment power is shared as follows: Mr. Chi — 119,950; all directors and executive officers as a group — 119,950.

(2)
Includes shares held in our Profit Sharing and Savings Plan as follows: Mr. Sinks — 10,616; Mr. Mattke — 866; and all executive officers as a group — 14,487. Also includes shares held by a family trust affiliated with: Mr. Arrigoni — 20,000; Mr. Culver — 40,000; and all directors and executive officers as a group — 157,658.

(3)	Includes:

•
Shares underlying restricted stock units (“RSUs”) which were issued to our non-management directors pursuant to our former RSU award program (See “Compensation of Directors — Former RSU Award Program” in our 2015 Proxy Statement filed with the SEC on March 24, 2015 (“our 2015 Proxy Statement”)) and could be settled in shares of Common Stock within 60 days of the record date as follows: Mr. Jastrow — 3,050 and Mr. Lehman — 3,050. Directors have neither voting nor investment power over the shares underlying any of these units.

•
19,769 shares underlying RSUs which are held by Mr. Jastrow under the Deposit Share Program for Non-Employee Directors under our 2002 Stock Incentive Plan (See “Compensation of Directors — Former Deposit Share Program” in our 2015 Proxy Statement) and could be settled in shares of Common Stock within 60 days of the record date. Mr. Jastrow has neither voting nor investment power over the shares underlying any of these units.

•
6,733 shares of restricted stock that Mr. Jastrow held under the Deposit Share Program for Non-Employee Directors under our 1991 and 2002 Stock Incentive Plans. Mr. Jastrow has sole voting power and no investment power over these shares.

•
2,000 shares held by Mr. Jastrow under our 1993 Restricted Stock Plan for Non-Employee Directors. (See “Compensation of Directors — Former Restricted Stock Plan” in our 2015 Proxy Statement). Mr. Jastrow has sole voting power and no investment power over these shares.

(4)
Represents share equivalents held under our Deferred Compensation Plan for Non-Employee Directors (See “Compensation of Directors — Deferred Compensation Plan and Annual Grant of Share Units” below) over which the directors have neither voting nor investment power.

(5)	Represents shares underlying stock-settled RSUs that cannot be settled in Common Stock within 60 days of the record date. For all directors and executive officers as a group — 1,728,184.

(6)	Individual directors and executive officers, as well as directors and executive officers as a group, beneficially own less than 1% of the shares of Common Stock outstanding, as of June 2, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Among other things, our Code of Business Conduct prohibits us from entering into transactions in which our “Senior Financial Officers,” executive officers or their respective immediate family members have a material personal financial interest (either directly or through a company with which the officer has a relationship) unless all of the following conditions are satisfied:

•	the terms of the contract or transaction are fair and equitable, at arm’s length and are not detrimental to our interests;

•	the existence and nature of the interests of the officer are fully disclosed to and approved by the Audit Committee; and

•	the interested officer has not participated on our behalf in the consideration, negotiation or approval of the contract or transaction.

The Code defines a material interest as one in which our officer is a director or officer of the counterparty to the transaction, or our officer or a member of our officer’s immediate family has a financial interest in such counterparty that has a value of at least 10% of the value of such counterparty. Our Audit Committee does not consider payments and benefits arising in the ordinary course of employment with us, or through services as a director, to be “transactions” subject to its approval.

In addition, the Code requires Audit Committee approval of all transactions with any director or a member of the director’s immediate family, other than transactions involving the provision of goods or services in the ordinary course of business of both parties. The Code contemplates that our non-management directors will disclose all transactions between us and parties related to the director, even if they are in the ordinary course of business.

We have used the law firm of Foley & Lardner LLP as our principal outside legal counsel since the founding of our predecessor company in 1957. Our General Counsel was formerly a partner of that law firm and his wife is currently a partner in that law firm. In 2016, Foley & Lardner was paid $405,505 by us and our consolidated subsidiaries for legal services and in the first three months of 2017, it was paid an additional $23,319. Our Audit Committee has been advised by our General Counsel that his wife does not have a material interest in Foley & Lardner.

Director Independence

Our Corporate Governance Guidelines regarding director independence provide that a director is not independent if the director has any specified disqualifying relationship with us. The disqualifying relationships are equivalent to those of the independence rules of the New York Stock Exchange (“NYSE”), except that our disqualification for board interlocks is more stringent than under the NYSE rules. Also, for a director to be independent under the Guidelines, the director may not have any material relationship with us. For purposes of determining whether a disqualifying or material relationship exists, we consider relationships with MGIC Investment Corporation and its consolidated subsidiaries.

The Board has determined that all of our current directors except for Mr. Culver, our former CEO, and Mr. Sinks, our current CEO, are independent under the Guidelines and the NYSE rules. The Board made its independence determinations by considering whether any disqualifying relationships existed during the periods specified under the Guidelines and the NYSE rules. To determine that there were no material relationships, the Board applied categorical standards that it had adopted and incorporated into our Corporate Governance Guidelines. All independent directors met these standards. Under these standards, a director is not independent if payments under transactions between us and a company of which the director is an executive officer or 10% or greater owner exceeded the greater of $1 million or 1% of the other company’s gross revenues. Payments made to and payments made by us are considered separately, and this quantitative threshold is applied to transactions that occurred in the three most recent fiscal years of the other company. Also under these standards, a director is not independent if during our last three fiscal years the director:

•	was an executive officer of a charity to which we made contributions, or

•	was an executive officer or member of a law firm or investment banking firm providing services to us, or

•	received any direct compensation from us other than as a director, or if during such period a member of the director’s immediate family received compensation from us.

In making its independence determinations, the Board considered payments we made to Moody’s Analytics (of which Dr. Zandi is an executive officer) for research and subscription services for Moody’s Economy.com and related publications, and payments to Moody’s Investor Services for credit rating services. These transactions were below the quantitative threshold contained in our Corporate Governance Guidelines and were entered into in the ordinary course of business by us, Moody’s Analytics and Moody’s Investor Services.

Item 14.	Principal Accountant Fees and Services.

For the years ended December 31, 2016 and 2015, PricewaterhouseCoopers LLP ("PwC") billed us fees for services of the following types:

	2016	2015
Audit Fees	$2,135,000	$2,206,264
Audit-Related Fees	149,838	35,500
Tax Fees	36,074	37,000
All Other Fees	89,970	2,970
Total Fees	$2,410,882	$2,281,734

Audit Fees include PwC’s review of our quarterly financial statements and audit of our year-end financial statements and internal controls over financial reporting. Audit-Related Fees for 2016 represent fees related to debt issuance procedures performed and for 2015 represent Puerto Rico tax filing assistance. Tax Fees include a review of our tax returns. All Other Fees for 2016 and 2015 include subscription fees for an online library of financial reporting and assurance literature, and for 2016 also include a SOC 2 report (SOC is an abbreviation for Service Organization Controls).

The rules of the SEC regarding auditor independence provide that independence may be impaired if the auditor performs services without the pre-approval of the Audit Committee. The Committee’s policy regarding pre-approval of audit and allowable non-audit services to be provided by the independent auditor includes a list of services that are pre-approved as they become necessary and the Committee’s approving of a schedule of other services expected to be performed during the ensuing year prior to the start of the annual audit engagement. If we desire the auditor to provide a service that is not in either category, the service may be presented for pre-approval by the Committee at its next meeting or may be pre-approved by the Chairperson (or another Committee member designated by the Chairperson). The Committee member approving the service will be given detail regarding the service equivalent to the detail that would be given to the Committee, and the Committee will be notified of the approved service at its next regularly scheduled meeting. We periodically provide the Committee with information about fees paid for services that have been approved and pre-approved. The Audit Committee pre-approved all of the services that PwC provided in 2016.

Item 15.	Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2017.

MGIC INVESTMENT CORPORATION

/s/ Patrick Sinks
Patrick Sinks
President, Chief Executive Officer and Director