Form 10-Q
period 2017-03-31
MGIC INVESTMENT CORP
filed 2017-05-05
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-10816
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	April 28, 2017	370,556,561

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

FOR THE QUARTER ENDED MARCH 31, 2017

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
IBNR
Losses incurred but not reported

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance, as reported to us

/ J
JCT
Joint Committee on Taxation

/ L
LAE
Loss adjustment expenses

MGIC Investment Corporation - Q1 2017 | 4

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

MD&A
Management's discussion and analysis

MGIC
Mortgage Guaranty Insurance Corporation, a subsidiary of MGIC Investment Corporation

MIC
MGIC Indemnity Corporation, a subsidiary of MGIC

Minimum Required Assets
The minimum amount of Available Assets that must be held under the PMIERs, which is generally the greater of $400 million or an amount based upon a percentage of RIF weighted by certain risk attributes

MPP
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

5 | MGIC Investment Corporation - Q1 2017

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
Residential mortgage-backed securities

/ U
Underwriting Expense ratio
The ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to NPW

Underwriting profit
NPE minus incurred losses

/ V
VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation - Q1 2017 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Note	March 31, 2017	December 31, 2016
ASSETS
Investment portfolio:	7 / 8
Securities, available-for-sale, at fair value:
Fixed income (amortized cost, 2017 - $4,655,457; 2016 - $4,717,211)		$4,642,119	$4,685,222
Equity securities		7,162	7,128
Total investment portfolio		4,649,281	4,692,350
Cash and cash equivalents		427,074	155,410
Accrued investment income		43,786	44,073
Reinsurance recoverable on loss reserves	4	46,658	50,493
Reinsurance recoverable on paid losses		5,129	4,964
Premiums receivable		51,907	52,392
Home office and equipment, net		38,314	36,088
Deferred insurance policy acquisition costs		18,236	17,759
Deferred income taxes, net	11	552,469	607,655
Other assets		71,034	73,345
Total assets		$5,903,888	$5,734,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	12	$1,335,042	$1,438,813
Unearned premiums		337,322	329,737
Revolving credit facility	3	150,000	—
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	417,695	417,406
Convertible senior notes	3	349,848	349,461
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		254,578	238,398
Total liabilities		3,256,357	3,185,687
Contingencies	5
Shareholders’ equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2017 - 360,171; 2016 - 359,400; shares outstanding 2017 - 341,434; 2016 - 340,663)		360,171	359,400
Paid-in capital		1,778,305	1,782,337
Treasury stock at cost (shares 2017 and 2016 - 18,737)		(150,359)	(150,359)
Accumulated other comprehensive loss, net of tax		(63,101)	(75,100)
Retained earnings		722,515	632,564
Total shareholders’ equity		2,647,531	2,548,842
Total liabilities and shareholders’ equity		$5,903,888	$5,734,529

See accompanying notes to consolidated financial statements.

7 | MGIC Investment Corporation - Q1 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2017	2016
Revenues:
Premiums written:
Direct		$265,823	$265,291
Assumed		1,288	208
Ceded	4	(30,409)	(34,218)
Net premiums written		236,702	231,281
Increase in unearned premiums, net		(7,599)	(9,940)
Net premiums earned		229,103	221,341
Investment income, net of expenses		29,477	27,809
Net realized investment (losses) gains		(122)	3,056
Other revenue		2,422	6,373
Total revenues		260,880	258,579

Losses and expenses:
Losses incurred, net	12	27,619	85,012
Amortization of deferred policy acquisition costs		2,230	1,961
Other underwriting and operating expenses, net		40,765	39,777
Interest expense		16,309	14,701
Loss on debt extinguishment		—	13,440
Total losses and expenses		86,923	154,891
Income before tax		173,957	103,688
Provision for income taxes	11	84,159	34,497
Net income		$89,798	$69,191

Earnings per share:
Basic	6	$0.26	$0.20
Diluted	6	$0.24	$0.17

Weighted average common shares outstanding - basic	6	341,009	340,144
Weighted average common shares outstanding - diluted	6	402,175	431,365
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2017 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2017	2016
Net income		$89,798	$69,191
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	12,121	50,827
Benefit plan adjustments		(153)	(308)
Foreign currency translation adjustment		31	(975)
Other comprehensive income, net of tax		11,999	49,544
Comprehensive income		$101,797	$118,735

See accompanying notes to consolidated financial statements

9 | MGIC Investment Corporation - Q1 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2017	2016
Common stock
Balance, beginning of period		$359,400	$340,097
Net common stock issued under share-based compensation plans		771	979
Balance, end of period		360,171	341,076

Paid-in capital
Balance, beginning of period		1,782,337	1,670,238
Net common stock issued under share-based compensation plans		(7,493)	(5,949)
Tax benefit from share-based compensation		—	115
Equity compensation		3,461	3,129
Reacquisition of convertible junior subordinated debentures-equity component		—	(6,337)
Balance, end of period		1,778,305	1,661,196

Treasury stock
Balance, beginning of period		(150,359)	(3,362)
Balance, end of period		(150,359)	(3,362)

Accumulated other comprehensive loss
Balance, beginning of period		(75,100)	(60,880)
Other comprehensive income, net of tax	9	11,999	49,544
Balance, end of period		(63,101)	(11,336)

Retained earnings
Balance, beginning of period	2 / 13	632,717	290,047
Net income		89,798	69,191
Balance, end of period		722,515	359,238

Total shareholders’ equity		$2,647,531	$2,346,812

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2017 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$89,798	$69,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,079	14,109
Deferred tax expense	48,932	33,270
Net realized investment losses (gains)	122	(3,056)
Loss on debt extinguishment	—	13,440
Change in certain assets and liabilities:
Accrued investment income	287	1,205
Prepaid insurance premium	15	34
Reinsurance recoverable on loss reserves	3,835	3,368
Reinsurance recoverable on paid losses	(165)	(536)
Premium receivable	485	1,284
Deferred insurance policy acquisition costs	(477)	(705)
Profit commission receivable	(3,395)	760
Loss reserves	(103,771)	(140,013)
Unearned premiums	7,585	9,906
Return premium accrual	(4,800)	(4,850)
Income taxes payable - current	34,654	289
Other, net	(12,715)	5,840
Net cash provided by operating activities	77,469	3,536

Cash flows from investing activities:
Purchases of investments:
Fixed income	(187,077)	(288,273)
Equity securities	(19)	(3,109)
Proceeds from sales of fixed income	33,980	315,927
Proceeds from maturity of fixed income	199,234	139,863
Proceeds from sale of equity securities	—	2,525
Net increase in payable for securities	10,336	44,289
Additions to property and equipment	(4,014)	(1,916)
Net cash provided by investing activities	52,440	209,306

Cash flows from financing activities:
Proceeds from revolving credit facility	150,000	—
Proceeds from issuance of long-term debt	—	155,000
Purchase of convertible senior notes	—	(134,105)
Payment of original issue discount - convertible senior notes	—	(4,148)
Purchase of convertible junior subordinated debentures	—	(100,860)
Payment of original issue discount - convertible junior subordinated debentures	—	(41,540)
Cash portion of loss on debt extinguishment	—	(13,440)
Payment of debt issuance costs	(1,523)	—
Payment of withholding taxes related to share-based compensation net share settlement	(6,722)	(4,971)
Net cash provided by (used in) financing activities	141,755	(144,064)

Net increase in cash and cash equivalents	271,664	68,778
Cash and cash equivalents at beginning of period	155,410	181,120
Cash and cash equivalents at end of period	$427,074	$249,898
See accompanying notes to consolidated financial statements.

11 | MGIC Investment Corporation - Q1 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1. Nature of Business and Basis of Presentation
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities (“GSEs”) to protect against loss from defaults on low down payment residential mortgage loans.

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2017.

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. We operate under the Private Mortgage Insurer Eligibility Requirements ("PMIERs") of the GSEs that became effective December 31, 2015, and were most recently revised in December 2016. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of March 31, 2017, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2016 amounts have been made in the accompanying financial statements to conform to the 2017 presentation.

Subsequent events
We have considered subsequent events through the date of this filing. See Note 3 - “Debt” and Note 13 - “Shareholders’ Equity” for information regarding the conversion of our 2% Notes into shares of our common stock, and partial cash redemption, in April 2017.

Note 2. New Accounting Pronouncements
Adopted Accounting Standards
Improvements to Employee Share-Based Compensation Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that simplifies several aspects of the accounting for employee share-based compensation including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The updated guidance requires that, prospectively, all tax effects related to share-based compensation be made through the statement of operations at the time of settlement. In contrast, the previous guidance required excess tax benefits to be recognized in paid-in capital. The updated guidance also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based compensation are to be reported as operating activities on the statement of cash flows, a change from the existing requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, for tax withholding purposes, entities will be allowed to withhold an amount of shares up to the employee’s maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in tax withholding is to be applied on a modified retrospective approach. This updated guidance became effective January 1, 2017. We have adopted this guidance for the period ending March 31, 2017 and as a result of the adoption:

•	We recognized discrete tax benefits of $1.5 million in the provision for income taxes on our statement of operations for the three months ended March 31, 2017

MGIC Investment Corporation - Q1 2017 | 12

related to excess tax benefits upon vesting of stock-based awards during the period.

•
We recognized a cumulative effect adjustment related to the recognition of a deferred tax asset related to suspended tax benefits from vesting transactions occurring in prior years and from the elimination of our forfeiture estimate on stock-based awards, which was previously applied only to awards with service conditions.

•
Prior to adoption, cash flows related to excess tax benefits from share-based compensation were included in financing activities. We have reclassified excess tax benefits related to share-based compensation for the three months ended March 31, 2016 to operating activities.

•
Prior to adoption, cash flows related to employee taxes paid for withheld shares were included in operating activities. We have reclassified employee taxes paid for withheld shares for the three months ended March 31, 2016 to financing activities.

Prospective Accounting Standards
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued updated guidance to amend the amortization period for certain purchased callable debt securities held at a premium shortening the amortization period to the earliest call date. Under current GAAP, there is diversity in practice in the amortization period for premiums of callable debt securities and in how the potential for exercise of a call is factored into current impairment assessments. This updated guidance aligns with how callable debt securities, in the United States, are generally quoted, priced, and traded assuming a model that incorporates consideration of calls (also referred to as “yield-to-worst” pricing). The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements or disclosures. We currently account for premium amortization on our purchased callable debt securities on a yield-to-worst basis, which generally aligns with the earliest call date.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued updated guidance that improves the reporting of net benefit cost in the financial statements. The updated guidance requires that an employer report the service cost component in the same financial statement caption as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations, if one is presented. Current guidance does not prescribe where the amount of net benefit cost should be presented in an employer’s statement of operations and does not require entities to disclose by line item the amount of net benefit cost that is included in the statement of operations. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated statement of operations or financial statement disclosures.

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

13 | MGIC Investment Corporation - Q1 2017

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

Note 3. Debt
2017 debt transactions

2% Notes
On March 21, 2017, we issued an irrevocable notice of redemption in respect of our outstanding 2% Notes, with a redemption date of April 21, 2017. As of March 31, 2017, we had outstanding approximately $207.6 million aggregate principal amount of our 2% Notes.

Subsequent event
Subsequent to our notice of redemption, in April, holders of approximately $202.5 million of the outstanding principal exercised their rights to convert their notes into shares of our common stock. The remaining $5.1 million of outstanding principal was redeemed for cash. The conversions of the 2% Notes at a rate of 143.8332 shares per $1,000 principal amount resulted in the issuance of approximately 29.1 million shares of our common stock in April. The conversions and cash redemption eliminated our debt obligation. No gain or loss will be recognized from the conversions as the outstanding debt issuance costs associated with the conversions are included in the debt carrying value, which is credited to shareholders’ equity at the time of conversion.

Credit Facility
On March 21, 2017, we entered into a Credit Agreement with various lenders which provides for a $175 million unsecured revolving credit facility maturing on March 21, 2020. Revolving credit borrowings bear interest at a floating rate, which will be, at our option, either a eurocurrency rate or a base rate, in each case plus an applicable margin. The applicable margins are subject to adjustment based on our senior unsecured long-term debt rating, or if we do not have such a rating, our corporate or issuer rating. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until the maturity of the revolving credit facility. Voluntary prepayments and commitment reductions are permitted at any time without fee subject to a minimum dollar requirement and, for outstanding eurocurrency loans, customary breakage costs.

We are required under the Credit Agreement to pay commitment fees on the average daily amount of the unused revolving commitments of the lenders, and an annual administrative fee to the Administrative Agent. The Credit Agreement contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions, maximum debt-to-capital ratio, minimum consolidated stockholders' equity, minimum policyholder's position of MGIC, and compliance with the financial requirements of the PMIERs. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. Upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreements shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, or the failure to pay interest, principal or fees, the interest rates on all outstanding obligations will be increased.

As of March 31, 2017, we borrowed $150 million under the revolving credit facility, to fund a portion of the redemption price of the 2% Notes if holders did not elect to convert their 2% Notes. In April, we repaid the amount borrowed under the revolving credit facility because most holders elected to convert their notes. Costs incurred to enter into the Credit Agreement have been deferred and recorded as Other assets and will be amortized over the term of the Credit Agreement.

5% Notes
As of March 31, 2017, we had outstanding $145.0 million aggregate principal amount of our 5% Notes due in 2017 (“5% Notes”). These notes matured on May 1, 2017 and the principal and accrued interest were settled with cash at our holding company.

MGIC Investment Corporation - Q1 2017 | 14

Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values and borrowings under our revolving credit facility as of March 31, 2017 and December 31, 2016 were as follows.

(In millions)	March 31, 2017	December 31, 2016
FHLB Advance	$155.0	$155.0
5% Notes	145.0	145.0
2% Notes	207.6	207.6
5.75% Notes	425.0	425.0
9% Debentures(1)	256.9	256.9
Long-term debt, par value	1,189.5	1,189.5
Less: Debt issuance costs	(10.1)	(10.8)
Long-term debt, carrying value	1,179.4	1,178.7
Revolving credit facility	150.0	n/a
Total debt, carrying value	$1,329.4	$1,178.7

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

The 5.75% Senior Notes due 2023 (“5.75% Notes”) and 9% Convertible Junior Subordinated Debentures due in 2063 (“9% Debentures”) that remain outstanding as of the date of this filing are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

Interest payments on our debt obligations appear below.

	Three Months Ended March 31,
(In millions)	2017	2016
FHLB Advance	$0.7	$0.2
5% Notes	—	1.8
5.75% Notes	12.9	—
9% Debentures	—	4.3
Total interest payments	$13.6	$6.3

Note 4. Reinsurance
The reinsurance agreements we have entered into are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Premiums earned:
Direct	$259,428	$255,387
Assumed	98	208
Ceded	(30,423)	(34,254)
Net premiums earned	$229,103	$221,341

Losses incurred:
Direct	$32,413	$92,432
Assumed	105	101
Ceded	(4,899)	(7,521)
Net losses incurred	$27,619	$85,012

Quota share reinsurance
In March 2017, we entered into a quota share reinsurance agreement (“2017 QSR Transaction”) with an effective date of January 1, 2017 with a group of unaffiliated reinsurers, each with a financial strength rating of A- or better by Standard and Poor’s, A.M. Best or both. We utilize quota share reinsurance to manage our exposure to losses resulting from our mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. Our 2017 QSR Transaction provides coverage on new business written January 1, 2017 through December 29, 2017 that meets certain eligibility requirements. Under the agreement we cede losses incurred and premiums on or after the effective date through December 31, 2028, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021 for a fee, or under specified scenarios for no fee upon prior written notice including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

Our 2015 quota share reinsurance agreement (“2015 QSR Transaction”), which became effective on July 1, 2015, covers eligible risk in force written before 2017. The group of unaffiliated reinsurers under our 2015 QSR Transaction each has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both. The 2015 QSR Transaction cedes losses incurred and premiums through December 31, 2024, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

15 | MGIC Investment Corporation - Q1 2017

The structure of both the 2017 QSR Transaction and 2015 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the QSR Transactions, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%.

Following is a summary of our quota share reinsurance agreements, excluding captive agreements discussed below, for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In thousands)	2017	2016
Ceded premiums written and earned, net of profit commission (1)	28,895	31,666
Ceded losses incurred	4,687	8,513
Ceding commissions (2)	12,003	11,576
Profit commission	31,117	26,215

(1)	Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of QSR Transactions, ceded premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premium due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $32.7 million as of March 31, 2017 and $31.8 million as of December 31, 2016. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Captive reinsurance
In the past, MGIC also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau (“CFPB”) in 2013 and with the Minnesota Department of Commerce in 2015, MGIC has agreed to not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years subsequent to the respective settlements. In accordance with the CFPB settlement, all of our active captive arrangements were placed into run-off. In addition, the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise.

The reinsurance recoverable on loss reserves related to captive agreements was $14 million as of March 31, 2017, which was supported by $86 million of trust assets, while as of December 31, 2016, the reinsurance recoverable on loss reserves related to captive agreements was $19 million, which was supported by $91 million of trust assets. Each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, all of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In each of 2016 and the first quarter of 2017, curtailments reduced our average claim paid by approximately 5.5%.

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

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of

MGIC Investment Corporation - Q1 2017 | 16

estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $306 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.
Mortgage insurers, including MGIC, have been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. While these proceedings in the aggregate have not resulted in material liability for MGIC, there can be no assurance that the outcome of future proceedings, if any, under these laws would not have a material adverse affect on us. In addition, various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring other actions seeking various forms of relief in connection with alleged violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2016 and the first quarter of 2017 was immaterial to our consolidated financial statements.

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

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. As of March 31, 2017, we had several debt issuances that could result in contingently issuable shares and consider each potential issuance of shares separately to reflect the maximum potential dilution. Nonetheless, our dilutive common stock equivalents may not reflect all of the contingently issuable shares that could be required to be issued upon any debt conversion. See Note 3 - “Debt’ for a discussion of subsequent events affecting our debt issuances that could result in contingently issuable shares. For purposes of calculating basic and diluted EPS, vested restricted stock and restricted stock units ("RSUs") are considered outstanding.

17 | MGIC Investment Corporation - Q1 2017

The following table reconciles the numerators and denominators used to calculate basic and diluted EPS and also indicates the number of antidilutive securities.

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Basic earnings per share:
Net income	$89,798	$69,191
Weighted average common shares outstanding	341,009	340,144
Basic income per share	$0.26	$0.20

Diluted earnings per share:
Net income	$89,798	$69,191
Interest expense, net of tax (1):
2% Notes	823	1,982
5% Notes	1,282	2,678
9% Debentures	3,757	—
Diluted income available to common shareholders	$95,660	$73,851

Weighted average shares - basic	341,009	340,144
Effect of dilutive securities:
Unvested RSUs	1,488	1,679
2% Notes	29,859	71,917
5% Notes	10,791	17,625
9% Debentures	19,028	—
Weighted average shares - diluted	402,175	431,365
Diluted income per share	$0.24	$0.17

Antidilutive securities (in millions)	—	23.3

(1)	Tax effected at a rate of 35%.

Note 7. Investments
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at March 31, 2017 and December 31, 2016 are shown below.

March 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,035	$387	$(604)	$60,818
Obligations of U.S. states and political subdivisions	2,161,765	25,893	(19,208)	2,168,450
Corporate debt securities	1,753,470	7,594	(13,724)	1,747,340
ABS	37,107	29	(19)	37,117
RMBS	220,739	93	(7,923)	212,909
CMBS	300,185	1,038	(7,106)	294,117
CLOs	121,156	380	(168)	121,368
Total debt securities	4,655,457	35,414	(48,752)	4,642,119
Equity securities	7,163	20	(21)	7,162
Total investment portfolio	$4,662,620	$35,434	$(48,773)	$4,649,281

December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,847	$407	$(724)	$73,530
Obligations of U.S. states and political subdivisions	2,147,458	20,983	(25,425)	2,143,016
Corporate debt securities	1,756,461	6,059	(18,610)	1,743,910
ABS	59,519	74	(28)	59,565
RMBS	231,733	102	(7,626)	224,209
CMBS	327,042	769	(7,994)	319,817
CLOs	121,151	226	(202)	121,175
Total debt securities	4,717,211	28,620	(60,609)	4,685,222
Equity securities	7,144	8	(24)	7,128
Total investment portfolio	$4,724,355	$28,628	$(60,633)	$4,692,350

(1)	At March 31, 2017 and December 31, 2016, there were no other-than-temporary impairment losses recorded in other comprehensive income.

MGIC Investment Corporation - Q1 2017 | 18

The FHLB Advance is secured by eligible collateral whose fair value must be maintained at 102% of the outstanding principal balance. As of March 31, 2017 that collateral is included in our total investment portfolio amount shown above with a total fair value of $165.0 million.

The amortized cost and fair values of debt securities at March 31, 2017, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed in separate categories.

March 31, 2017
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$338,124	$338,309
Due after one year through five years	1,318,577	1,323,558
Due after five years through ten years	1,091,184	1,082,035
Due after ten years	1,228,385	1,232,706
	$3,976,270	$3,976,608

ABS	37,107	37,117
RMBS	220,739	212,909
CMBS	300,185	294,117
CLOs	121,156	121,368
Total as of March 31, 2017	$4,655,457	$4,642,119

At March 31, 2017 and December 31, 2016, the investment portfolio had gross unrealized losses of $48.8 million and $60.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

March 31, 2017	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,602	$(604)	$—	$—	$51,602	$(604)
Obligations of U.S. states and political subdivisions	830,978	(18,391)	22,930	(817)	853,908	(19,208)
Corporate debt securities	802,288	(12,157)	34,552	(1,567)	836,840	(13,724)
ABS	2,998	(19)	—	—	2,998	(19)
RMBS	46,425	(985)	162,729	(6,938)	209,154	(7,923)
CMBS	165,771	(6,994)	16,453	(112)	182,224	(7,106)
CLOs	7,276	(168)	—	—	7,276	(168)
Equity securities	527	(12)	138	(9)	665	(21)
Total	$1,907,865	$(39,330)	$236,802	$(9,443)	$2,144,667	$(48,773)

19 | MGIC Investment Corporation - Q1 2017

December 31, 2016	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,642	$(724)	$—	$—	$48,642	$(724)
Obligations of U.S. states and political subdivisions	1,136,676	(24,918)	13,681	(507)	1,150,357	(25,425)
Corporate debt securities	915,777	(16,771)	35,769	(1,839)	951,546	(18,610)
ABS	3,366	(28)	656	—	4,022	(28)
RMBS	46,493	(857)	171,326	(6,769)	217,819	(7,626)
CMBS	205,545	(7,529)	38,587	(465)	244,132	(7,994)
CLOs	13,278	(73)	34,760	(129)	48,038	(202)
Equity securities	568	(15)	137	(9)	705	(24)
Total	$2,370,345	$(50,915)	$294,916	$(9,718)	$2,665,261	$(60,633)
The unrealized losses in all categories of our investments at March 31, 2017 and December 31, 2016 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase. There were 495 and 607 securities in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively.

During each of the three months ended March 31, 2017 and 2016 there were no other-than-temporary impairments (“OTTI”) recognized.   The net realized investment (losses) gains on the investment portfolio are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Realized investment (losses) gains on investments:
Fixed maturities	$(125)	$3,054
Equity securities	3	2
Net realized investment (losses) gains	$(122)	$3,056

	Three Months Ended March 31,
(In thousands)	2017	2016
Realized investment (losses) gains on investments:
Gains on sales	$185	$4,104
Losses on sales	(307)	(1,048)
Net realized investment (losses) gains	$(122)	$3,056

Note 8. Fair Value Measurements
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

MGIC Investment Corporation - Q1 2017 | 20

moves. We have not made any adjustments to the prices obtained from the independent pricing sources.

In accordance with fair value accounting guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities, equity securities.

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

Residential Mortgage-Backed Securities (“RMBS) are evaluated by monitoring interest rate movements, and other pertinent data daily. Incoming market data is enriched to derive spread, yield and/or price data as appropriate, enabling known data points to be extrapolated for valuation application across a range of related securities.

Commercial Mortgage-Backed Securities (“CMBS”) are evaluated using valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including quoted prices for similar assets, benchmark yield curves and market corroborated inputs. Evaluation utilizes regular reviews of the inputs for securities covered, including executed trades, broker quotes, credit information, collateral attributes and/or cash flow waterfall as applicable.

Asset-Backed Securities (“ABS”) are evaluated using spreads and other information solicited from market buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts. Cash flows are generated for each tranche, benchmark yields are determined, and deal collateral performance and tranche level attributes including trade activity, bids, and offer are applied, resulting in tranche-specific prices.

Collateralized loan obligations ("CLO") are evaluated by manager rating, seniority in the capital structure, assumptions about prepayment, default and recovery and their impact on cash flow generation. Loan level net asset values are determined and aggregated for tranches and as a final step, prices are checked against available recent trade activity.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or from par values for equity securities restricted in their ability to be redeemed or sold. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs primarily include equity securities that can only be redeemed or sold at their par value and only to the security issuer and a state premium tax credit investment. The state premium tax credit investment has an average maturity of less than 2 years, a credit rating of AAA, and its balance reflects its remaining scheduled payments discounted at an average annual rate of 7.1%. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

21 | MGIC Investment Corporation - Q1 2017

Fair value measurements for assets measured at fair value included the following as of March 31, 2017 and December 31, 2016:
March 31, 2017

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$60,818	$12,431	$48,387	$—
Obligations of U.S. states and political subdivisions	2,168,450	—	2,167,767	683
Corporate debt securities	1,747,340	—	1,747,340	—
ABS	37,117	—	37,117	—
RMBS	212,909	—	212,909	—
CMBS	294,117	—	294,117	—
CLOs	121,368	—	121,368	—
Total debt securities	4,642,119	12,431	4,629,005	683
Equity securities (1)	7,162	2,894		4,268
Total investment portfolio	$4,649,281	$15,325	$4,629,005	$4,951
Real estate acquired (2)	$10,730	$—	$—	$10,730

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.
December 31, 2016

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,530	$30,690	$42,840	$—
Obligations of U.S. states and political subdivisions	2,143,016	—	2,142,325	691
Corporate debt securities	1,743,910	—	1,743,910	—
ABS	59,565	—	59,565	—
RMBS	224,209	—	224,209	—
CMBS	319,817	—	319,817	—
CLOs	121,175	—	121,175	—
Total debt securities	4,685,222	30,690	4,653,841	691
Equity securities (1)	7,128	2,860	—	4,268
Total investment portfolio	$4,692,350	$33,550	$4,653,841	$4,959
Real estate acquired (2)	$11,748	$—	$—	$11,748

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

MGIC Investment Corporation - Q1 2017 | 22

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2017 and 2016 is shown in the following tables. There were no transfers into or out of Level 3 in those periods and there were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Three Months Ended March 31, 2017
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2016	$691	$4,268	$4,959	$11,748
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(163)
Purchases	—	—	—	8,683
Sales	(8)	—	(8)	(9,538)
Balance at March 31, 2017	$683	$4,268	$4,951	$10,730

Three Months Ended March 31, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2015	$1,228	$2,855	$4,083	$12,149
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(293)
Purchases	—	3,091	3,091	12,267
Sales	(36)	(2,525)	(2,561)	(11,274)
Balance at March 31, 2016	$1,192	$3,421	$4,613	$12,849
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

Financial Liabilities Not Measured at Fair Value
We incur financial liabilities in the normal course of our business. The following table presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at March 31, 2017 and December 31, 2016. The fair values of our 5% Notes, 2% Notes, 5.75% Notes, and 9% Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements. The fair value of the amount borrowed under our credit facility approximates its carrying value. In all cases the fair values of the financial liabilities below are categorized as Level 2.

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Revolving credit facility	$150,000	$150,000	n/a	n/a
FHLB Advance	155,000	152,757	$155,000	$151,905
5% Notes	144,948	145,051	144,789	147,679
2% Notes	204,900	302,165	204,672	308,605
5.75% Notes	417,695	448,906	417,406	445,987
9% Debentures	256,872	332,436	256,872	323,040
Total financial liabilities	$1,329,415	$1,531,315	$1,178,739	$1,377,216

23 | MGIC Investment Corporation - Q1 2017

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 are included in the following table.

	Three Months Ended March 31,
(In thousands)	2017	2016
Net unrealized investment gains arising during the period	$18,647	$78,383
Income tax expense	(6,526)	(27,556)
Net of taxes	12,121	50,827

Net changes in benefit plan assets and obligations	(234)	(474)
Income tax benefit	81	166
Net of taxes	(153)	(308)

Net changes in unrealized foreign currency translation adjustment	45	(1,496)
Income tax (expense) benefit	(14)	521
Net of taxes	31	(975)

Total other comprehensive income	18,458	76,413
Total income tax expense	(6,459)	(26,869)
Total other comprehensive income, net of tax	$11,999	$49,544
The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive loss (“AOCL”) to our consolidated statements of operations for the three months ended March 31, 2017 and 2016 are included in the following table.

	Three Months Ended March 31,
(In thousands)	2017	2016
Reclassification adjustment for net realized (losses) gains (1)	$(747)	$612
Income tax benefit (expense)	261	(92)
Net of taxes	(486)	520

Reclassification adjustment related to benefit plan assets and obligations (2)	234	474
Income tax expense	(81)	(166)
Net of taxes	153	308

Reclassification adjustment related to foreign currency (3)	—	(1,467)
Income tax benefit	—	513
Net of taxes	—	(954)

Total reclassifications	(513)	(381)
Total income tax benefit	180	255
Total reclassifications, net of tax	$(333)	$(126)

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

(3)	Increases (decreases) Other revenue on the consolidated statements of operations.
__________________________

A rollforward of AOCL for the three months ended March 31, 2017, including amounts reclassified from AOCL, are included in the table below.

	Three Months Ended March 31, 2017
(In thousands)	Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total AOCL
Balance, December 31, 2016, net of tax	$(20,797)	$(54,272)	$(31)	$(75,100)
Other comprehensive income before reclassifications	11,635	—	31	11,666
Less: Amounts reclassified from AOCL	(486)	153	—	(333)
Balance, March 31, 2017, net of tax	$(8,676)	$(54,425)	$—	$(63,101)

Note 10. Benefit Plans
The following tables provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)	2017	2016	2017	2016
Service cost	$2,294	$2,163	$187	$175
Interest cost	3,858	3,929	167	172
Expected return on plan assets	(5,036)	(4,889)	(1,312)	(1,222)
Recognized net actuarial loss	1,535	1,361	—	—
Amortization of prior service cost	(107)	(172)	(1,662)	(1,662)
Net periodic benefit cost (benefit)	$2,544	$2,392	$(2,620)	$(2,537)

We currently intend to make contributions totaling $9.2 million to our qualified pension plan and supplemental executive retirement plan in 2017.

MGIC Investment Corporation - Q1 2017 | 24

Note 11. Income Taxes
We have approximately $1.3 billion of net operating loss (“NOL”) carryforwards on a regular tax basis and $0.5 billion of NOL carryforwards for computing the alternative minimum tax as of March 31, 2017. Any unutilized carryforwards are scheduled to expire at the end of tax years 2030 through 2033.

We evaluate the realizability of our deferred tax assets including our NOL carryforwards on a quarterly basis. Based on our analysis, we have concluded that all of our deferred tax assets are fully realizable and therefore no valuation allowance existed at March 31, 2017 and December 31, 2016.

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

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at March 31, 2017, there would also be interest related to these matters of approximately $191.2 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of March 31, 2017, those state taxes and interest would approximate $80.9 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of March 31, 2017 is $139.9 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.

We filed a petition with the U.S. Tax Court contesting most of the IRS' proposed adjustments reflected in the Notices of Deficiency and the IRS filed an answer to our petition which continued to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. In January 2017, the parties informed the Tax Court that they had reached a basis for settlement of the major issues in the case. Any agreed settlement terms will ultimately be subject to review by the Joint Committee on Taxation ("JCT") before a settlement can be completed and there is no assurance that a settlement will be completed. Based on information that we currently have regarding the status of our ongoing dispute, we recorded a provision for additional taxes and interest of $27.2 million in the first quarter of 2017.

Should a settlement not be completed, ongoing litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We would need to make further adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 15 - “Statutory Information.”

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $118.4 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of March 31, 2017 and December 31, 2016, we had accrued $49.1 million and $28.9 million, respectively, for the payment of interest.

Note 12. Loss Reserves
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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between default and claim

25 | MGIC Investment Corporation - Q1 2017

filing; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

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

Losses incurred on defaults that occurred in the current year decreased in the first three months of 2017 compared to the same period in 2016, primarily due to a decrease in the estimated claim rate on recently reported defaults and a decrease in the number of new defaults, net of related cures.

For the three months ended March 31, 2017 and 2016 we experienced favorable prior year loss reserve development. This development was, in part, due to the resolution of approximately 29% and 28% of the prior year default inventory during the three months ended March 31, 2017 and 2016, respectively.  During the first three months of 2017 and 2016, we experienced improved cure rates on prior year defaults, which was offset in part by an increase in severity on the prior year defaults in both periods.

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

During the first three months of 2016, our losses paid included $47 million associated with settlements for claims paying practices and a nonperforming loan settlement. These settlements reduced our delinquent inventory by 1,138 notices. These settlements had no material impact on our losses incurred, net.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2017 and December 31, 2016 and approximated $81 million and $85 million, respectively. This liability was included in “Other liabilities” on our consolidated balance sheets.

The following table provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(In thousands)	2017	2016
Reserve at beginning of period	$1,438,813	$1,893,402
Less reinsurance recoverable	50,493	44,487
Net reserve at beginning of period	1,388,320	1,848,915

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	80,416	92,479
Prior years (1)	(52,797)	(7,467)
Total losses incurred	27,619	85,012

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	331	204
Prior years	127,224	221,457
Reinsurance terminations	—	(4)
Total losses paid	127,555	221,657
Net reserve at end of period	1,288,384	1,712,270
Plus reinsurance recoverables	46,658	41,119
Reserve at end of period	$1,335,042	$1,753,389

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

MGIC Investment Corporation - Q1 2017 | 26

The prior year development of the reserves in the first three months of 2017 and 2016 is reflected in the following table.

	Three months ended March 31,
(In millions)	2017	2016
Decrease in estimated claim rate on primary defaults	$(54)	$(26)
Increase in estimated severity on primary defaults	4	22
Change in estimates related to pool reserves, LAE reserves and reinsurance	(3)	(3)
Total prior year loss development (1)	$(53)	$(7)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Default inventory
A rollforward of our primary default inventory for the three months ended March 31, 2017 and 2016 appears in the following table. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

	Three months ended March 31,
	2017	2016
Default inventory at beginning of period	50,282	62,633
New notices	14,939	16,731
Cures	(17,128)	(19,053)
Paids (including those charged to a deductible or captive)	(2,635)	(3,373)
Rescissions and denials	(95)	(210)
Other items removed from inventory	(14)	(1,138)
Default inventory at end of period	45,349	55,590
The decrease in the primary default inventory experienced during 2017 and 2016 was generally across all markets and primarily in book years 2008 and prior. Historically as a default ages it becomes more likely to result in a claim.

Consecutive months in default

	March 31, 2017		December 31, 2016		March 31, 2016
3 months or less	9,184	20%	12,194	24%	10,120	18%
4 - 11 months	13,617	30%	13,450	27%	15,319	28%
12 months or more (1)	22,548	50%	24,638	49%	30,151	54%
Total primary default inventory	45,349	100%	50,282	100%	55,590	100%

Primary claims received inventory included in ending default inventory	1,390	3%	1,385	3%	2,267	4%

(1)
Approximately 48%, 47%, and 49% of the primary default inventory in default for 12 consecutive months or more has been in default for at least 36 consecutive months as of March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.
Number of payments delinquent

	March 31, 2017		December 31, 2016		March 31, 2016
3 payments or less	15,692	35%	18,419	36%	16,864	30%
4 - 11 payments	12,275	27%	12,892	26%	14,595	26%
12 payments or more	17,382	38%	18,971	38%	24,131	44%
Total primary default inventory	45,349	100%	50,282	100%	55,590	100%
Pool insurance default inventory decreased to 1,714 at March 31, 2017 from 1,883 at December 31, 2016. and 2,247 at March 31, 2016.

Claims paying practices
Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At both March 31, 2017 and December 31, 2016

27 | MGIC Investment Corporation - Q1 2017

the estimate of this liability totaled $5 million. This liability was included in “Other liabilities” on our consolidated balance sheets.

For information about discussions and legal proceedings with customers with respect to our claims paying practices see Note 5 – “Litigation and Contingencies.”

Note 13. Shareholders’ Equity
Change in accounting principle
As described in Note 2 - “New Accounting Pronouncements,” during the first quarter of 2017 we adopted the updated guidance of “Improvements to Employee Share-Based Compensation Accounting.” The adoption of this guidance resulted in an immaterial cumulative effect adjustment to our beginning retained earnings for the quarter ended March 31, 2017.

2% Notes
As described in Note 3 - “Debt,” on March 21, 2017, we issued an irrevocable notice of redemption in respect of our outstanding 2% Notes, with a redemption date of April 21, 2017. Subsequent to our notice of redemption, in April, holders of approximately $202.5 million of the outstanding principal amount exercised their rights to convert their notes into shares of our common stock. As a result, we issued approximately 29.1 million shares of our common stock, of which 18.7 million shares were reissued from our treasury stock and 10.4 million were newly issued shares. The conversions of the notes increase our shareholders’ equity by the carrying value, which includes outstanding debt issuance costs, at the time of conversion.

Shareholders Rights Agreement
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

The number of shares granted to employees and the weighted average fair value per share during the periods presented were (shares in thousands):

	Three months ended March 31,
	2017		2016
	Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
RSUs subject to performance conditions	1,237	$10.41	1,257	$5.66
RSUs subject only to service conditions	395	10.41	433	5.67

Note 15. Statutory Information
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

MGIC Investment Corporation - Q1 2017 | 28

or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At March 31, 2017, MGIC’s risk-to-capital ratio was 10.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.7 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At March 31, 2017, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 11.6 to 1. Reinsurance agreements with an affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliate, additional capital contributions to the reinsurance affiliate could be needed.

We ask the Commissioner of Insurance of the State of Wisconsin (the “OCI”) not to object before MGIC pays dividends. In the first quarter of 2017, MGIC paid a $20 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered. For the year ended December 31, 2016, MGIC’s statutory net income was reduced by $490 million to account for the increase in contingency reserves.
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

29 | MGIC Investment Corporation - Q1 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2017. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A.

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

Through our subsidiary MGIC, we are a leading provider of PMI in the United States, as measured by $183.5 billion of primary IIF at March 31, 2017.

Overview

Summary Financial Results of MGIC Investment Corporation
	Three Months Ended March 31,
(In millions, except per share data, unaudited)	2017	2016	% Change
Selected statement of operations data
Total revenues	$260.9	$258.6	1
Losses incurred, net	27.6	85.0	(68)
Loss on debt extinguishment	—	13.4	N/M
Income before tax	174.0	103.7	68
Provision for income taxes	84.2	34.5	144
Net income	89.8	69.2	30
Diluted income per share	$0.24	$0.17	41

Non-GAAP Financial Measures (1)
Pretax operating income	$174.1	$114.1	53
Net operating income	117.1	76.1	54
Net operating income per diluted share	$0.31	$0.19	63
(1) See “Explanation and Reconciliation of our use of Non-GAAP Financial Measures.”

SUMMARY OF FIRST QUARTER 2017 RESULTS
We recorded first quarter 2017 net income of $89.8 million, or $0.24 per diluted share. Net income increased by $20.6 million compared with net income of $69.2 million in 2016, primarily due to a decrease in losses incurred, net and the loss on debt extinguishment in the prior year period, partially offset by an increase in our tax provision related to our expected settlement with the IRS.

Net operating income for the first quarter 2017 was $117.1 million (Q1 2016: $76.1 million) and net operating income per diluted share was $0.31 (Q1 2016: $0.19). The 54% increase in net operating income was driven primarily by lower losses incurred, net.

Losses incurred, net were $27.6 million, down 68% compared to the prior year period driven by a higher amount of favorable development and fewer new delinquency notices combined with a lower estimated claim rate on the new notices received in the first quarter of 2017 when compared to the prior year period. The claim rate on new notices received in the first quarter of 2017 was approximately 10.5% compared to approximately 12.0% in the prior year period.

Loss on debt extinguishment in the prior year period reflects the repurchase of a portion of our outstanding 5% Notes at amounts above the carrying value and MGIC’s purchase of a portion of our 9% Debentures above the fair value on the

MGIC Investment Corporation - Q1 2017 | 30

purchase date resulting in the recognition of losses. There was no debt transaction activity in the first quarter of 2017 that resulted in a loss on debt extinguishment.

The increase in our provision for income taxes in the first quarter of 2017 as compared to the same period in the prior year was due to an increase in our income before tax and to the additional provision recorded for the expected settlement of our IRS litigation as more fully described in Note 11 - “Income taxes” to our consolidated financial statements. Excluding the additional provision related to our IRS litigation, the effective tax rate was approximately 32.7% in the first quarter of 2017, compared to 33.3% in the first quarter of 2016.

See “Consolidated Results of Operations” below for additional discussion of our results for the first three months of 2017 compared to the respective prior year period.

In March 2017, MGIC paid a dividend of $20 million to our holding company and we expect to continue to pay quarterly dividends through the remainder of the year.

CAPITAL
Q1 and Q2 2017 Debt Activity
On March 21, 2017, we issued an irrevocable notice of redemption in respect of our outstanding 2% Notes, with a redemption date of April 21, 2017. As of March 31, 2017, we had outstanding approximately $207.6 million aggregate principal amount of our 2% Notes. Subsequent to our notice of redemption, in April, holders of approximately $202.5 million of the outstanding principal amount exercised their rights to convert their notes into shares of our common stock. The remaining $5.1 million of outstanding principal amount was redeemed for cash. The conversions of the 2% Notes at a rate of 143.8332 shares per $1,000 principal amount resulted in the issuance of approximately 29.1 million shares of our common stock in April. The conversions and cash redemption eliminated our debt obligation for the 2% Notes and the conversions increased our shareholders’ equity by the carrying value of the converted notes, including outstanding debt issuance costs.

Also on March 21, 2017, we entered into a Credit Agreement and subsequently borrowed $150 million under the revolving credit facility provided by the agreement. The initial proceeds were drawn to fund, as necessary, the redemption price of our 2% Notes. In April, we repaid the amount borrowed under the revolving credit facility because most of the holders elected to convert their notes. The Credit Agreement has a three year term and the revolving credit facility is available to provide additional liquidity to our holding company.

On May 1, 2017 our 5% Notes matured and the outstanding $145.0 million of aggregate principal was settled with holding company cash.

The maturity of our 5% Notes and cash redemption of a portion of our 2% Notes eliminated approximately 11.5 million of potentially dilutive shares, which will be reflected in our second quarter computation of weighted average shares - diluted. These shares had previously been included in our calculation of diluted weighted average shares and diluted EPS.

GSEs
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. Based on our interpretation of the PMIERs, as of March 31, 2017, MGIC’s Available Assets are $4.7 billion and its Minimum Required Assets are $4.0 billion. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
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

•
The GSEs may reduce the amount of credit they allow under the PMIERs for the risk ceded under our quota share reinsurance transactions. The GSEs’ ongoing approval of those transactions is subject to several conditions and the transaction will be reviewed under the PMIERs at least annually by the GSEs. For more information about these transactions, see Note 4 - “Reinsurance” to our consolidated financial statements.

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

31 | MGIC Investment Corporation - Q1 2017

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans increased under the PMIERs over what state regulation currently requires, our reinsurance transactions mitigate the negative effect of the PMIERs on our returns. In this regard, see the second bullet point above.

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, MGIC’s domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP.

At March 31, 2017, MGIC’s risk-to-capital ratio was 10.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.7 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.
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

GSE REFORM
The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us and that the charters of the GSEs are changed by new federal legislation. In the past, members of Congress have introduced several bills intended to change the business practices of the GSEs and the FHA; however, no legislation has been enacted. The Administration has indicated that the conservatorship of the GSEs should end; however, it is unclear whether and when that would occur and how that would impact us. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

LOAN MODIFICATIONS AND OTHER SIMILAR PROGRAMS
The federal government, including through the U.S. Department of the Treasury and the GSEs, and several lenders have modification and refinance programs to make loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs have included HAMP, which expired at the end of 2016, and HARP, which is scheduled to expire at the end of September 2017. The GSEs have introduced the "Flex Modification" program to replace HAMP effective in October 2017. Until it becomes effective, loan servicers must still evaluate borrowers for other GSE modification programs.
During 2016 and the first quarter of 2017, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $0.5 billion and $0.1 billion, respectively, of estimated claim payments. These levels are down from a high of $3.2 billion in 2010.

MGIC Investment Corporation - Q1 2017 | 32

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

As shown in the following table, as of March 31, 2017 approximately 19% of our primary RIF has been modified.

Policy year	HARP Modifications (1)	HAMP & Other Modifications
2003 and prior	11.0%	37.1%
2004	18.5%	36.8%
2005	25.3%	36.8%
2006	28.4%	36.5%
2007	39.2%	29.9%
2008	53.6%	17.5%
2009	30.9%	4.0%
2010 - Q1 2017	—%	0.1%

Total	9.9%	8.6%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of March 31, 2017 based on loan count, the loans associated with 97.7% of HARP modifications and 77.2% of HAMP and other modifications were current.

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

33 | MGIC Investment Corporation - Q1 2017

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
Other
Certain activities that we do not consider to be part of our fundamental operating activities, may also impact our results of operations and are described below.
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

Refer to “Explanation and reconciliation of our use of Non-GAAP financial measures” below to understand how these items impact our evaluation of our core financial performance.

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

MGIC Investment Corporation - Q1 2017 | 34

EXPLANATION AND RECONCILIATION OF OUR USE OF NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures
We believe that use of the Non-GAAP measures of pretax operating income (loss), net operating income (loss) and net operating income (loss) per diluted share facilitate the evaluation of the company's core financial performance thereby providing relevant information. These measures are not recognized in accordance with GAAP and should not be viewed as alternatives to GAAP measures of performance. The measures described below have been established to increase transparency for the purpose of evaluating our fundamental operating trends.

Pretax operating income (loss) is defined as GAAP income (loss) before tax, excluding the effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss) and infrequent or unusual non-operating items where applicable.

Net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items where applicable. The amounts of adjustments to net income (loss) are tax effected using a federal statutory tax rate of 35%.

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

(4)
Infrequent or unusual non-operating items. We do not view certain infrequent or unusual items to be indicative of fundamental operating activities and we exclude them from our calculation of net operating income (loss). This includes additional income tax expense related to our IRS dispute, which is related to past transactions which are non-recurring in nature and are not part of our primary operating activities.

35 | MGIC Investment Corporation - Q1 2017

Non-GAAP Reconciliations

Reconciliation of Income before tax to pretax operating income and calculation of Net operating income

	Three Months Ended March 31,
(In thousands)	2017	2016
Income before tax per Statement of Operations	$173,957	$103,688
Adjustments:
Net realized investment gains	122	(3,056)
Loss on debt extinguishment	—	13,440
Pretax operating income	174,079	114,072

Income taxes:
Provision for income taxes(1)	56,978	37,942
Net operating income	$117,101	$76,130

(1) Income before tax within operating income is tax effected at our effective tax rate. The effective tax rate for the three months ended March 31, 2017 excludes the $27.2 million income tax provision recorded for the expected settlement of our IRS litigation. Adjustments are tax effected at the Federal Statutory Rate of 35%.

Reconciliation of Net income to Net operating income

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$89,798	$69,191
Additional income tax provision related to our IRS litigation	27,224	189
Adjustments, net of tax(1):
Net realized investment gains	79	(1,986)
Loss on debt extinguishment	—	8,736
Net operating income	$117,101	$76,130

(1) Adjustments are tax effected at the Federal Statutory Rate of 35%.

Reconciliation of Net operating income per diluted share to Net income per diluted share

	Three Months Ended September 30,
	2017	2016
Net income per diluted share	$0.24	$0.17
Additional income tax provision related to our IRS litigation	0.07	—
Net realized investment gains	—	—
Loss on debt extinguishment	—	0.02
Net operating income per diluted share	$0.31	$0.19

MGIC Investment Corporation - Q1 2017 | 36

Mortgage Insurance Portfolio

NEW INSURANCE WRITTEN
According to Inside Mortgage Finance and GSE estimates, while total mortgage originations for the first quarter of 2017 are estimated to be similar to the same period in the prior year (with an increase in purchase originations offset by a decrease in refinance originations), the high LTV segment of the overall market is estimated to have increased approximately 7%, including a 13% increase in the amount of NIW by PMI. The increase in PMI volume is primarily due to 1) the market share of private mortgage insurers being approximately 3-4 times higher for purchase originations than refinance originations and, 2) an increase in the market share of PMI, when compared to the FHA and VA from the same period last year, that was partially impacted by an increase in the utilization by lenders of the GSEs' 97% LTV programs.

The NIW in the quarter, which continued to have what we believe are strong risk characteristics (see tables 01 and 02), increased approximately 12% from the same period last year. The percentage of purchase mortgages insured increased compared to the same period last year primarily due to higher mortgage interest rates (see table 04).

01	PRIMARY NIW BY FICO SCORE IN BILLIONS

	Three Months Ended March 31,
	2017	2016
740 and greater	$5.5	$4.6
700-739	2.4	2.2
660-699	1.1	1.2
659 and less	0.3	0.3
Total Primary	$9.3	$8.3

02	LOAN-TO-VALUE % OF PRIMARY NIW

	Three Months Ended March 31,
	2017	2016
95.01% and above	7.9%	4.7%
90.01% to 95.00%	47.2%	50.6%
85.01% to 90.00%	30.3%	32.2%
80.01% to 85%	14.6%	12.5%

03	POLICY PAYMENT TYPE % OF PRIMARY NIW

	Three Months Ended March 31,
	2017	2016
Monthly premiums	83.1%	78.0%
Single premiums	16.6%	21.7%
Annual premiums	0.3%	0.3%

04	TYPE OF MORTGAGE % OF PRIMARY NIW

	Three Months Ended March 31,
	2017	2016
Purchases	83.4%	82.1%
Refinances	16.6%	17.9%
INSURANCE AND RISK IN FORCE (see table 05)
The amount of our IIF and RIF is impacted by the amount of NIW and cancellations of primary IIF during the period. Cancellation activity is primarily due to refinancing activity, but is also impacted by rescissions, cancellations due to claim payment, and policies cancelled when borrowers achieve the required amount of home equity. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Persistency
Our persistency was 76.9% at March 31, 2017 compared to 76.9% at December 31, 2016 and 79.9% at March 31, 2016. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. We expect our persistency to trend higher during 2017 from the level experienced at the end of 2016 as interest rates increased in the fourth quarter of 2016 and they remain elevated compared to recent historical lows.

37 | MGIC Investment Corporation - Q1 2017

05	INSURANCE AND RISK IN FORCE IN BILLIONS

	Three Months Ended March 31,
(In billions)	2017	2016
NIW	$9.3	$8.3
Cancellations	(7.8)	(7.8)
Increase in primary IIF	$1.5	$0.5

Direct primary IIF as of March 31,	$183.5	$175.0

Direct primary RIF as of March 31,	$47.5	$45.6
CREDIT PROFILE OF OUR PRIMARY RIF (see table 06)
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved credit characteristics when compared to our 2005-2008 origination years. The loans we insured beginning in 2009, on average, have substantially higher FICO scores and lower LTVs than those insured in 2005-2008. The credit profile of our RIF has also benefited from programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 97.7% of all of our HARP modifications were current as of March 31, 2017. The aggregate of our 2009-2017 book years and our HARP modifications accounted for approximately 82% of our total primary RIF at March 31, 2017 (see table 06).

06	PRIMARY RIF IN BILLIONS

	March 31, 2017		December 31, 2016		March 31, 2016
Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$34,298	72%	$33,368	71%	$29,260	64%
2005 - 2008 (HARP)	4,353	9%	4,489	9%	5,115	11%
Other years (HARP)	378	1%	396	1%	485	1%
Subtotal	39,029	82%	38,253	81%	34,860	76%
Other years (Non-HARP)	1,399	3%	1,475	3%	1,808	4%
2005- 2008 (Non-HARP)	7,093	15%	7,467	16%	8,955	20%
Subtotal	8,492	18%	8,942	19%	10,763	24%
Total Primary RIF	$47,521	100%	$47,195	100%	$45,623	100%

Pool insurance
MGIC has written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $526 million ($242 million on pool policies with aggregate loss limits and $284 million on pool policies without aggregate loss limits) at March 31, 2017 compared to $547 million ($244 million on pool policies with aggregate loss limits and $303 million on pool policies without aggregate loss limits) at December 31, 2016. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF force within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

MGIC Investment Corporation - Q1 2017 | 38

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2017 and 2016.
Revenues

	Three Months Ended March 31,
(In millions)	2017	2016	% Change
Net premiums written	$236.7	$231.3	2

Net premiums earned	$229.1	$221.3	4
Investment income, net of expenses	29.5	27.8	6
Net realized investment (losses) gains	(0.1)	3.1	N/M
Other revenue	2.4	6.4	(63)
Total revenues	$260.9	$258.6	1
NET PREMIUMS WRITTEN AND EARNED
NPW was up 2% primarily reflecting lower ceded premiums due to a higher profit commission as ceded losses declined under our QSR Transactions. NPE increased 4%, primarily due to lower ceded premiums, as well as lower premium refunds due to a decline in claim activity.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the period.

Premium Yield (see table 07)
Premium yield (NPE divided by average IIF) decreased to 50.1 basis points for Q1 2017 (Q1 2016: 50.6) and is influenced by a number of key drivers, which have a varying impact from period to period.

The decline in our premium yield compared to the prior year period reflects:

•
A larger percentage of our earned premiums generated from IIF book years with lower premium rates due to a decline in premium rates in recent periods and a portion of our book years undergoing premium rate resets on their ten-year anniversary, as well as less positive impact from acceleration of premium recognition upon cancellation of single premium policies; offset in part by,

•
less of an adverse impact from premium refunds and reinsurance, each primarily due to lower claim activity. Premium refunds in the first quarter of 2016 also included refunds under our settlement agreements.

The following table reconciles our premium yield for the three months ended March 31, 2017 from the prior year period.

07	PREMIUM YIELD IN BASIS POINTS

2017
Premium yield - quarter ended March 31, 2016	50.6
Reconciliation:
Change in premium rates	(3.5)
Change in premium refunds and accruals	2.2
Single premium policy persistency	(0.4)
Reinsurance	1.2
Premium yield - quarter ended March 31, 2017	50.1

Reinsurance agreements (see tables 08 and 09)
Our reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its effect on our net income, described as follows.

•	We cede a fixed percentage of premiums on insurance covered by the agreements.

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

•	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).

•	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

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

39 | MGIC Investment Corporation - Q1 2017

pre-tax income discussed above will vary from period to period, depending on the level of ceded losses.

The amount of our NIW subject to our QSR Transactions (see table 08) will vary from period to period due to loan level exclusion terms. For example, our 2017 QSR Transaction excludes NIW with amortization terms of 20 years or less, but allows higher limits on debt-to-income and loan levels than our 2015 QSR Transaction. In addition, the QSR Transactions contain coverage thresholds that may be triggered depending on the mix of our risk written during the period.

The following table provides additional information related to our premiums written and earned and RIF subject to reinsurance agreements for 2017 and 2016.

08	QUOTA SHARE REINSURANCE

	As of and For the Three Months Ended March 31,
($ in thousands, unless otherwise stated)	2017	2016
NIW subject to quota share reinsurance agreements	87%	89%
IIF subject to quota share reinsurance agreements	77%	74%

Statements of operations:
Ceded premiums written, net	$28,895	$31,666
% of direct premiums written	11%	12%
Ceded premiums earned, net	$28,895	$31,666
% of direct premiums earned	11%	12%
Profit commission	$31,117	$26,215
Ceding commissions	$12,003	$11,576
Ceded losses incurred	$4,687	$8,513

Mortgage insurance portfolio:
Ceded RIF (in millions)	$10,924	$10,037

09	CAPTIVE REINSURANCE

	As of and For the Three Months Ended March 31,
($ in thousands)	2017	2016
IIF subject to captive reinsurance agreements	1%	3%

Statements of operations:
Ceded premiums written	$1,424	$2,425
% of direct premiums written	1%	1%
Ceded premiums earned	$1,438	$2,460
% of direct premiums earned	1%	1%

INVESTMENT INCOME
Our investment portfolio generated net investment income of $29.5 million in the first quarter of 2017, an increase of 6% from that reported for the same period in 2016. The increase in investment income was due to an increase in the average balance of the investment portfolio along with higher investment yields (see chart 10) over the period.

10	PORTFOLIO DURATION IN YEARS INVESTMENT YIELD % OF AVERAGE INVESTMENT PORTFOLIO ASSETS

NET REALIZED INVESTMENT (LOSSES) GAINS
Net realized losses for the first quarter of 2017 were $0.1 million compared to net realized gains of $3.1 million for the first quarter of 2016.

The net unrealized losses position of our investment portfolio (see chart 11) as of March 31, 2017 and December 31, 2016 is as follows.

11	NET UNREALIZED INVESTMENT LOSSES IN MILLIONS

OTHER REVENUE
Other revenue for the first quarter of 2017 was $2.4 million, down from $6.4 million in the first quarter of 2016. The prior year quarter includes approximately $4 million of gains related to changes in foreign currency exchange rates recognized upon the substantial liquidation of our Australian operations.

MGIC Investment Corporation - Q1 2017 | 40

Losses and expenses

	Three Months Ended March 31,
(in millions)	2017	2016
Losses incurred, net	27.6	85.0
Amortization of deferred policy acquisition costs	2.2	2.0
Other underwriting and operating expenses, net	40.8	39.8
Interest expense	16.3	14.7
Loss on debt extinguishment	—	13.4
Total losses and expenses	$86.9	$154.9

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our consolidated results of operations and capital position, even in a stable economic environment.

Losses incurred, net
Losses incurred, net in the first quarter of 2017 decreased 68% to $28 million compared to $85 million in the same period of the prior year. The decrease was primarily due to higher favorable development on defaults that occurred in the prior years. Favorable development on prior year defaults occurred in the first quarter of 2017 and 2016 due to a lower claim rate on previously reported defaults, offset in part, by increases in our expected severity assumption (see table 16) on prior year defaults in both periods. Current year losses declined due to a lower new notice claim rate along with an 11% reduction in new notices received.

12	COMPOSITION OF LOSSES INCURRED $ IN MILLIONS

	Three Months Ended March 31,
	2017	2016	Change
Current year / New notices	$80.4	$92.5	(13)%
Prior year reserve development	(52.8)	(7.5)	607%
Losses incurred, net	$27.6	$85.0	(68)%

Loss Ratio (see chart 13)
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decline in the loss ratio in the first quarter of 2017 compared to the prior year period was primarily due to a decline in losses incurred, net and an increase in NPE.

13	LOSS RATIO

New Notice Claim Rate (see chart 14)

•	Q1 2017 ~10.5% compared to Q1 2016: ~12.0%

•
First quarter claim rates on new notices are historically affected by seasonal factors that result in better cure rates early in the year. We expect the new notice claim rate in subsequent quarters of 2017 to be higher than the rate experienced in the first quarter. The quarterly new notice claim rate during 2016 generally ranged from 12% to 13% and we expect our new notice claim rates during 2017 to be lower than the comparable 2016 rates.

41 | MGIC Investment Corporation - Q1 2017

•
New notice activity continues to be driven by loans insured in 2008 and prior (see chart 15), which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, result in significant judgment in establishing the claim rate.

14	PRIMARY NEW NOTICES IN VOLUME NEW NOTICE CLAIM RATE (1) %

(1)	Claim rate is the approximate quarterly rate.

15	NEW NOTICES FROM BOOK YEARS 2008 AND PRIOR IN VOLUME PREVIOUSLY DELINQUENT %

Claims Severity (see table 16)
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

Changes in our severity estimates resulted in unfavorable development on defaults that occurred in prior years in each of the three months ended March 31, 2017 and 2016, with a higher amount of unfavorable development in the 2016 period. As shown in the following table, the average paid claim, expressed as a percentage of our exposure (the unpaid principal balance of the loan time our insurance coverage percentage), following periods of stability increased resulting in a higher severity estimates.

16	CLAIMS SEVERITY TREND

Note: Table excludes material settlements(1).
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2017	$44,238	$49,110	111.0%	35

Q4 2016	43,200	48,297	111.8%	35
Q3 2016	43,747	48,050	109.8%	34
Q2 2016	43,709	47,953	109.7%	35
Q1 2016	44,094	49,281	111.8%	34

Q4 2015	44,342	49,134	110.8%	35
Q3 2015	44,159	48,156	109.1%	33
Q2 2015	44,683	48,587	108.7%	34
Q1 2015	44,403	47,366	106.7%	33
(1) - Settlements include amounts paid in settlement disputes for claims paying practices and NPL settlements.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment.  For example, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $24 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $25 million as of March 31, 2017.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation - Q1 2017 | 42

Net losses and LAE paid
Net losses and LAE paid decreased 42% in the three months ended March 31, 2017 compared to the prior year primarily due to the absence of settlement payments in 2017 and lower claim activity on our primary business as the credit profile of our RIF continued to improve. In the first quarter of 2016, our loss payments included settlements of disputes for claims paying practices and an NPL settlement. In addition, the first quarter of 2016 included losses paid under our 2011 settlement with Freddie Mac; our final payment under this settlement was made on December 1, 2016. We believe paid claims will continue to decline in 2017 compared to 2016.

The following table presents our net losses and LAE paid for the three months ended March 31, 2017 and 2016.
Net Losses and LAE Paid

	Three Months Ended March 31,
(In millions)	2017	2016
Total primary (excluding settlements)	$130	$166
Claims paying practices and NPL settlements(1)	—	47
Pool (2)	2	14
Direct losses paid	132	227
Reinsurance	(9)	(10)
Net losses paid	123	217
LAE	5	5
Net losses and LAE paid	$128	$222

(1)	See Note 12 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and NPL settlements.

(2)	The three months ended March 31, 2016 includes $11 million paid under the terms of the settlement with Freddie Mac. The final payment under this settlement was made on December 1, 2016.

Primary claims paid for the top 15 jurisdictions (based on 2017 losses paid) and all other jurisdictions for the three months ended March 31, 2017 and 2016 appears in the following table.

Paid Losses by Jurisdiction

	Three Months Ended March 31,
(In millions)	2017	2016
New Jersey	$17	$16
Florida	16	27
New York	10	8
Illinois	8	11
Pennsylvania	8	8
Maryland	7	9
Puerto Rico	5	4
Ohio	4	5
Massachusetts	4	4
Georgia	4	4
California	3	8
Virginia	3	4
Connecticut	3	3
Washington	3	4
Indiana	3	3
All other jurisdictions	32	48
Total primary (excluding settlements)	$130	$166

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between default and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2017 losses paid) for the three months ended March 31, 2017 and 2016 appears in the following table.
Primary Average Claim Paid

	Three Months Ended March 31,
	2017	2016
New Jersey	$86,900	$86,199
Florida	66,904	64,163
New York	86,417	65,289
Illinois	49,785	48,388
Pennsylvania	46,702	42,556
All other jurisdictions	39,982	43,262

All jurisdictions	49,110	49,281
Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

43 | MGIC Investment Corporation - Q1 2017

The primary average exposure of our primary risk in force at March 31, 2017, December 31, 2016 and March 31, 2016 and for the top 5 jurisdictions (based on 2017 losses paid) appears in the following table.
Primary Average Exposure

	March 31, 2017	December 31, 2016	March 31, 2016
New Jersey	$63,443	$63,351	$62,603
Florida	50,052	49,908	49,367
New York	52,139	52,006	51,299
Illinois	40,898	40,696	40,487
Pennsylvania	44,521	44,213	43,188
All other jurisdictions	47,442	47,038	45,783

All jurisdictions	47,633	47,276	46,153

Loss reserves
Our primary default rate at March 31, 2017 was 4.55% (YE 2016: 5.04%, Q1 2016: 5.62%). Our primary default inventory was 45,349 loans at March 31, 2017, representing a decrease of 10% from December 31, 2016 and 18% from March 31, 2016. The reduction in our primary default inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements, collectively exceeding the total number of new defaults on insured loans. In recent periods we have experienced improved cure rates and the overall mix of our default inventory, as represented by the number of missed payments, has improved compared to the prior years. As of March 31, 2017, the percentage of our default inventory that has 12 or more missed payments was 38% (YE 2016: 38%, Q1 2016: 44%). Generally, the fewer missed payments a defaulted loan has the lower the likelihood it will result in a claim. We expect our default inventory to continue to decline in 2017 from 2016 levels; however, the pace of decline is expected to moderate as our more recent book years naturally season.

The gross reserves at March 31, 2017, December 31, 2016 and March 31, 2016 appear in the table below.

Gross Reserves	March 31, 2017		December 31, 2016		March 31, 2016
Primary:
Direct loss reserves (in millions)	$1,236		$1,334		$1,595
IBNR and LAE	75		79		88
Total primary loss reserves	$1,311		$1,413		$1,683

Ending default inventory		45,349		50,282		55,590
Percentage of loans delinquent (default rate)		4.55%		5.04%		5.62%
Average total primary loss reserves per default		28,911		$28,104		$30,268
Primary claims received inventory included in ending default inventory		1,390		1,385		2,267

Pool(1):
Direct loss reserves (in millions):
With aggregate loss limits	$17		$18		$31
Without aggregate loss limits	6		7		7
Reserve related to Freddie Mac Settlement(2)	—		—		31
Total pool direct loss reserves	$23		$25		$69

Ending default inventory:
With aggregate loss limits		1,252		1,382		1,666
Without aggregate loss limits		462		501		581
Total pool ending default inventory		1,714		1,883		2,247
Pool claims received inventory included in ending default inventory		64		72		72
Other gross reserves (in millions)	$1		$1		$1

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)
See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy. As of December 31, 2016 we had completed our obligation under this settlement agreement.

MGIC Investment Corporation - Q1 2017 | 44

The primary default inventory for the top 15 jurisdictions (based on 2017 losses paid) at March 31, 2017, December 31, 2016 and March 31, 2016 appears in the following table.
Primary Default Inventory by Jurisdiction

	March 31, 2017	December 31, 2016	March 31, 2016
New Jersey	2,337	2,586	3,139
Florida	3,738	4,150	5,063
New York	2,935	3,171	3,562
Illinois	2,411	2,649	2,899
Pennsylvania	2,722	2,984	3,148
Maryland	1,195	1,312	1,433
Puerto Rico	1,713	1,844	2,107
Ohio	2,308	2,614	2,795
Massachusetts	1,018	1,108	1,277
Georgia	1,628	1,853	1,945
California	1,498	1,590	1,761
Virginia	776	885	1,036
Connecticut	641	690	752
Washington	665	754	944
Indiana	1,340	1,532	1,622
All other jurisdictions	18,424	20,560	22,107
Total primary default inventory	45,349	50,282	55,590
Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary default inventory by policy year at March 31, 2017, December 31, 2016 and March 31, 2016 appears in the following table.
Primary Default Inventory by Policy Year

	March 31, 2017	December 31, 2016	March 31, 2016
Policy year:
2004 and prior	10,032	11,116	12,971
2005	5,173	5,826	7,005
2006	8,156	9,267	10,518
2007	14,167	15,816	17,490
2008	3,755	4,140	4,738
2009	372	421	436
2010	190	222	241
2011	214	246	262
2012	349	364	357
2013	645	686	590
2014	1,071	1,142	730
2015	886	814	251
2016	339	222	1
2017	—	—	—
Total primary default inventory	45,349	50,282	55,590

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008 (see chart 17). Although uncertainty remains with respect to the ultimate losses we may experience on these books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 24% and 25% of our total primary RIF at March 31, 2017 and December 31, 2016, respectively. Approximately 38% of the remaining primary RIF on our 2005-2008 books of business benefited from HARP as of March 31, 2017, compared to 36% as of December 31, 2016.

17	DEFAULT INVENTORY MIX BY BOOK YEAR % OF TOTAL INVENTORY

45 | MGIC Investment Corporation - Q1 2017

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2017, 46% of our primary RIF was written subsequent to December 31, 2014, 57% of our primary RIF was written subsequent to December 31, 2013, and 64% of our primary RIF was written subsequent to December 31, 2012.

UNDERWRITING AND OTHER EXPENSES, NET
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions. Underwriting and other expenses, net increased for the first quarter of 2017 compared to the prior year primarily due to an increase in depreciation and maintenance expense on property and equipment.

Underwriting expense ratio (see chart 18). The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to NPW. The underwriting expense ratio in the first quarter of 2017 was relatively consistent with the prior year period. The percentage increase in our underwriting and other expenses, net and amortization of DAC in the first quarter of 2017 compared to the prior year period was largely offset by the percentage increase in our NPW. The increase in our NPW was driven by lower ceded premiums due to a higher profit commission from our QSR Transactions in the first quarter of 2017 compared to the prior year period.

18	UNDERWRITING EXPENSE RATIO

INTEREST EXPENSE
Interest expense increased $1.6 million from the prior year due to interest expense incurred on our 5.75% Notes, which offset the reduction in interest expense on our 2% and 5% Notes and 9% Debentures from the prior year due to debt extinguishment activity during 2016.

See Note 3 - “Debt” for debt transaction activity in 2017 pertaining to our 2% and 5% Notes and revolving credit facility that will impact the comparability of our interest expense in 2017 relative to 2016.

LOSS ON DEBT EXTINGUISHMENT
Loss on debt extinguishment in the first quarter of 2016 reflects the debt transaction activity we executed to reposition the maturity profile of our debt and reduce potentially dilutive shares. During the prior year quarter we repurchased a portion of our 5% Notes at amounts above our carrying value and MGIC purchased a portion of our 9% Debentures at an amount above fair value, with each transaction resulting in losses.

PROVISION FOR INCOME TAXES AND EFFECTIVE TAX RATE

	Three Months Ended March 31,
(In millions, except rate)	2017	2016	% Change
Income before tax	$174.0	$103.7	68%
Provision for income taxes	$84.2	$34.5	144%
Effective tax rate	48.4%	33.3%	N/M

The difference between our statutory tax rate of 35% and our effective tax rate of 48.4% for the first quarter of 2017 was primarily due to the $27.2 million additional provision recorded for the expected settlement of our IRS litigation. Excluding this additional provision, our effective tax rate was approximately 32.7%. The difference between our statutory tax rate of 35% and our effective tax rate of 33.3% for the first quarter of 2016 was primarily due to the benefits of tax preferenced securities.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation - Q1 2017 | 46

Balance Sheet Review

Total assets and total liabilities
As of March 31, 2017, total assets amounted to $5.9 billion and total liabilities were $3.3 billion. Compared to the year-end 2016, this represented an increase of $169.4 million for total assets and of $70.7 million for total liabilities.

The following sections mainly focus on our cash and cash equivalents and deferred income taxes, net, as these reflect the major developments in our asset base and loss reserves and debt as these reflect the major developments in our liabilities since December 31, 2016.

ASSETS
Cash and cash equivalents - The increase in our cash and cash equivalents reflects $150 million borrowed under our revolving credit facility during the first quarter of 2017 and a higher retention of cash and cash equivalents to settle the outstanding principal and interest due on our 5% Notes maturing on May 1, 2017.

Deferred income taxes, net - The decrease in our deferred income taxes, net was primarily due to the utilization of federal net operating loss carryforwards as we generated net income during the first quarter of 2017.

As of March 31, 2017, our deferred tax asset is recorded at $552.5 million. A decrease in the federal statutory rate will result in a one-time reduction in the amount at which our deferred tax asset is recorded, thereby reducing our net income and book value; however, such a decrease will also reduce our effective tax rate in future periods, thereby increasing net income. We estimate that every 1 percentage point reduction in the federal statutory rate would result in a one-time reduction in our deferred tax asset of $15.6 million.

Investment portfolio
Our overall investment portfolio asset allocation (see table 19), total fair value, and modified duration, remained relatively unchanged, compared to December 31, 2016. Our lower level of invested assets was offset in part by an increase in their fair values during the first quarter of 2017.

19	FIXED INCOME SECURITY RATINGS (1) % OF FIXED INCOME SECURITIES AT FAIR VALUE

	Security Ratings
Period	AAA	AA	A	BBB
March 31, 2017	24%	29%	33%	14%
December 31, 2016	25%	28%	32%	15%
March 31, 2016	23%	27%	33%	17%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

LIABILITIES
Loss reserves - Our loss reserves can be split into two parts: (1) reserves representing estimates of losses and settlement expenses on known delinquencies and (2) IBNR. Our gross liability for both is reduced by reinsurance balances recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 7% to $1.29 billion as of March 31, 2017, from $1.39 billion as of December 31, 2016. Reinsurance balances recoverable on our estimated losses and settlement expenses were $46.7 million and $50.5 million as of March 31, 2017 and December 31, 2016, respectively. The overall decrease in our loss reserves during the first quarter of 2017 was due to a higher level of losses paid ($127.6 million) relative to losses incurred ($27.6 million).

Debt - The increase in our consolidated debt was due to the $150 million borrowed under our revolving credit facility during the first quarter of 2017 to fund a portion of the redemption price of the 2% Notes if holders did not elect to convert their 2% Notes. In April, we repaid the amount borrowed under the revolving credit facility because most holders elected to convert their notes. The revolving credit facility is available until March 21, 2020, with a limit of $175 million.

Our 2% Notes were eliminated in April 2017 through a combination of conversions and cash redemption and our 5% Notes were repaid on May 1, 2017 with holding company cash. As a result of these transactions, and the repayment of our revolving credit facility borrowings, our debt obligations declined by approximately $502.6 million since March 31, 2017. See Note 3 - “Debt” for further information.

Total shareholders’ equity
As of March 31, 2017, total shareholders’ equity amounted to $2.6 billion, an increase of $98.7 million compared to December 31, 2016. The increase in our total shareholders’ equity was due to net income and an increase in the fair value of our investment portfolio during the first quarter of 2017.

As described in Note 3 - “Debt”, approximately $202.5 million of principal outstanding on our 2% Notes was converted to shares of common stock in April. This debt conversion results in an increase to our shareholders’ equity for the carrying value of the notes, which includes outstanding debt issuance costs, at the time of conversion.

47 | MGIC Investment Corporation - Q1 2017

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

	Three Months Ended March 31,
(In thousands)	2017	2016
Total cash provided by:
Operating activities	77,469	3,536
Investing activities	52,440	209,306
Financing activities	141,755	(144,064)
Increase in cash and cash equivalents	$271,664	$68,778
Net cash provided by operating activities for the three months ended March 31, 2017 increased compared to the same period of 2016 primarily due to a lower level of losses paid, net, offset in part by increases in payments for interest and other expenses.

Net cash from investing activities for the three months ended March 31, 2017 decreased when compared to the same period of 2016, primarily due to a decrease in the percentage of proceeds from the maturity and sales of fixed income securities that were reinvested, a decrease in unsettled investment purchase activity, and an increase in amounts spent on property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2017 includes the proceeds from amounts borrowed under our revolving credit facility, offset in part by expenses paid to establish the revolving credit facility and cash payment of employee taxes paid for withheld shares.

Net cash used by financing activities for the three months ended March 31, 2016 reflects the repurchase of a portion of our 5% Notes and MGIC’s purchase of a portion of our 9% Debentures and cash payment of employee taxes paid for withheld shares. These cash uses were offset, in part, by a borrowing from the FHLB.

Capitalization
DEBT AT OUR HOLDING COMPANY AND HOLDING COMPANY LIQUIDITY
Debt - holding company (see charts 20 and 21)
The 5.75% Notes, 2% Notes, 5% Notes, 9% Debentures, and borrowings under our revolving credit facility are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. As of March 31, 2017, our holding company’s debt obligations were $1,317 million in aggregate principal, As discussed in Note 3 - “Debt” to our consolidated financial statements, we entered into a Credit Agreement that provides an unsecured revolving credit facility under which we borrowed $150 million to fund a portion of the redemption price of the 2% Notes if holders did not elect to convert their Notes. In April 2017, prior to the redemption date of the 2% Notes, holders of approximately $202.5 million of the outstanding principal exercised their rights to convert their notes into shares of our common stock and we repaid the outstanding amount borrowed under our credit facility plus interest incurred. The remaining $5.1 million of our 2% Notes that did not convert was settled with holding company cash. The conversion of our 2% Notes into shares of our common stock, along with the cash redemption, eliminated our debt obligation. Our 5% Notes matured on May 1, 2017 and we repaid the outstanding principal with holding company cash. The 5% Notes and revolving credit facility repayments, combined with the elimination of our 2% Notes debt obligation, all of which occurred subsequent to March 31, 2017, reduced our holding company debt obligations by $502.6 million.

20	HOLDING COMPANY DEBT IN MILLIONS

March 31, 2017	December 31, 2016

*	MGIC owns approximately $132.7 million of our 9% Debentures, which are eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

MGIC Investment Corporation - Q1 2017 | 48

21	REMAINING TIME TO MATURITY OF HOLDING COMPANY DEBT IN MILLIONS

March 31, 2017	December 31, 2016

*
As discussed in Note 3 - “Debt,” we issued an irrevocable notice of redemption in respect of our 2% Notes which, absent any conversion by holders of the notes, would have resulted in our payment of the outstanding principal on the notes on April 21, 2017.

Liquidity analysis - holding company
As of March 31, 2017, we had approximately $451 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase outstanding debt obligations from time to time, and to settle intercompany obligations. We may also use available holding company cash to repurchase shares of our common stock. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. In addition to investment income, the payment of dividends from our insurance subsidiaries and/or raising capital in the public markets are the principal sources of holding company cash inflow. MGIC is the principal source of dividend-paying capacity, which is restricted by insurance regulation. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the first quarter of 2017, our holding company cash and investments increased by $168 million, to $451 million as of March 31, 2017. Cash outflows during the quarter at our holding company were primarily for interest payments approximating $13 million, while cash inflows included $150 million borrowed under our revolving credit facility, $20 million of dividends received from MGIC, $10 million of unsettled investment transactions, and other inflows of $1 million.

We expect MGIC to continue to pay quarterly dividends. We

ask the OCI not to object before MGIC pays dividends. We notified the OCI of a proposed second quarter 2017 dividend of $30 million to which we understand the OCI will not object.

The net unrealized losses on our holding company investment portfolio were approximately $2 million at March 31, 2017 and the portfolio had a modified duration of approximately 1.8 years.

As discussed in “Debt - holding company” above, subsequent to March 31, 2017 we settled our 5% Notes at maturity, redeemed $5.1 million of our 2% Notes for cash, and repaid the amount borrowed under our revolving credit facility, each with holding company cash. These transactions reduced our holding company cash and investments by approximately $300 million. In addition, subsequent to March 31, 2017, we made interest payments of approximately $24 million on our debt obligations (of which $6 million was paid to MGIC), which reduced our holding company cash.

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

Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about our convertible debt, including our option to defer interest on our 9% Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

Although not anticipated in the near term, we may also contribute funds to our insurance operations to comply with the PMIERs or the State Capital Requirements. See “Overview - Capital” above for a discussion of these requirements. See discussion of our non-insurance contract underwriting services in Note 5 – “Litigation and Contingencies” to our consolidated financial statements.

49 | MGIC Investment Corporation - Q1 2017

DEBT AT SUBSIDIARIES
MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. MGIC has $155.0 million of debt outstanding in the form of a fixed rate advance from the FHLB. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose fair value must be maintained at 102% of the outstanding principal balance. MGIC provided eligible collateral from its investment portfolio.

Capital Adequacy
PMIERs
We operate under the PMIERs of the GSEs that became effective December 31, 2015. The most recent revision to the PMIERS, in December 2016, had had no impact on our calculation of Available Assets or Minimum Required Assets, or our operations. The GSEs may further amend the PMIERs at any time, and they have broad discretion to interpret the requirements, which could impact the calculation of our Available Assets and/or Minimum Required Assets. The PMIERS specifically provided that the tables of factors used to determine Minimum Required Assets will be updated every two years following a minimum of 180 days' notice and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. We expect the GSEs to perform a more comprehensive review of the PMIERs, including their financial requirements, in 2017.

As of March 31, 2017, MGIC’s Available Assets under PMIERs totaled approximately $4.7 billion, an excess of approximately $740 million over its Minimum Required Assets of approximately $4.0 billion; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Maintaining a sufficient level of excess Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are modified further in the next scheduled review; and will also allow us flexibility to participate in additional business opportunities as they may arise. Our QSR Transactions provided an aggregate of approximately $741 million of PMIERs capital credit as of March 31, 2017.
We plan to continuously comply with the PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company's resources, as outlined above.

RISK-TO-CAPITAL
We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operation basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established, and those covered by reinsurance. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve, and a portion of the reserves for unearned premiums. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premiums in a calendar year.

MGIC’s separate company risk-to-capital calculation appears in the table below.

(In millions, except ratio)	March 31, 2017	December 31, 2016
RIF - net (1)	$29,227	$28,668

Statutory policyholders’ surplus	1,521	1,505
Statutory contingency reserve	1,296	1,181
Statutory policyholders’ position	$2,817	$2,686

Risk-to-capital	10.4:1	10.7:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

(In millions, except ratio)	March 31, 2017	December 31, 2016
RIF - net (1)	$34,814	$34,465

Statutory policyholders’ surplus	1,522	1,507
Statutory contingency reserve	1,491	1,360
Statutory policyholders’ position	$3,013	$2,867

Risk-to-capital	11.6:1	12.0:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($2.4 billion at March 31, 2017 and $2.6 billion at December 31, 2016) for which loss reserves have been established.

MGIC Investment Corporation - Q1 2017 | 50

The reductions in MGIC's and our combined insurance companies’ risk-to-capital in the first three months of 2017 were primarily due to an increase in statutory policyholders’ position due to an increase in statutory contingency reserves, partially offset by an increase in net RIF in both calculations. Our RIF, net of reinsurance, increased in the first three months of 2017, due to an increase in our IIF. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 15 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings
The financial strength of MGIC, our principal mortgage insurance subsidiary, is as follows:

Rating Agency	Rating	Outlook
Moody’s Investor Services	Baa3	Stable
Standard and Poor’s Rating Services’	BBB+	Stable
For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or, or increase our losses.”

51 | MGIC Investment Corporation - Q1 2017

Contractual Obligations

At March 31, 2017, the approximate future payments under our contractual obligations of the type described in the table below are as follows:
Contractual Obligations

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1) (2)	$2,597.0	$409.3	$251.1	$101.1	$1,835.5
Operating lease obligations	2.6	0.7	1.4	0.5	—
Tax obligations	52.0	52.0	—	—	—
Purchase obligations	12.1	10.0	2.1	—	—
Pension, SERP and other post-retirement plans	287.1	22.7	52.4	57.0	155.0
Other long-term liabilities	1,335.1	627.5	534.0	173.6	—
Total	$4,285.9	$1,122.2	$841.0	$332.2	$1,990.5

(1)
As discussed in Note 3 - “Debt,” we issued an irrevocable notice of redemption in respect of our 2% Notes which, absent any conversion by holders of the notes, would have resulted in our payment of the outstanding principal on the notes on April 21, 2017. As such, we have reported the outstanding principal, and expected interest to be paid, in the less than 1 year period above.

(2)
As discussed in Note 3 - “Debt,” we entered into a Credit Agreement that provides for an unsecured, revolving, credit facility that has a maturity term of three years from the effective date. Our revolving credit facility borrowing as of March 31, 2017 is included in the 1-3 years period in the table above. We repaid the full amount borrowed under the revolving credit facility in April.

____________________

Our long-term debt obligations as of March 31, 2017 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business. See Note 11 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of expected benefit payments under our benefit plans.

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

MGIC Investment Corporation - Q1 2017 | 52

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section C, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2017, the modified duration of our fixed income investment portfolio was 4.6 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.6% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

53 | MGIC Investment Corporation - Q1 2017

PART II.  OTHER INFORMATION

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors in the 10-K, as supplemented by this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
If the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
We employ proprietary and third party models to, among other uses, project returns, price products, calculate reserves, generate projections used to estimate future pre-tax income and to evaluate loss recognition testing, evaluate risk, determine internal capital requirements and perform stress testing. These models rely on estimates and projections that are inherently uncertain and may not operate as intended. In addition, from time to time we seek to improve certain models, and the conversion process may result in material changes to assumptions, including those about returns, and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations may not be correct, and the controls we have in place to mitigate that risk may not be effective in all cases. The risks related to our models may increase when we change assumptions and/or methodologies, or when we add or change modeling platforms. We have enhanced, and we intend to continue to enhance, our modeling capabilities. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.
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

At March 31, 2017, we had outstanding $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures") (of which approximately $133 million was purchased by and is held by MGIC, and is eliminated on the consolidated balance sheet), $145 million principal amount of 5% Convertible Senior Notes due in 2017 ("5% Notes") and $208 million principal amount of 2% Convertible Senior Notes due in 2020 ("2% Notes").

The 5% Notes were repaid on May 1, 2017 with holding company cash.

On March 21, 2017, the Company issued an irrevocable redemption notice for all of the 2% Notes, with a redemption date of April 21, 2017. In April 2017, holders of approximately $202.5 million principal amount of the 2% Notes exercised their rights to convert their notes into shares of our common stock. The remaining $5.1 million of outstanding principal amount was redeemed for cash. The conversions of the 2% Notes resulted in the issuance of approximately 29.1 million shares of our common stock in April. Those shares were previously considered dilutive securities in the Company’s calculation of diluted share count and their issuance will result in their being considered shares outstanding. The conversions and cash redemption eliminated our debt obligation under the 2% Notes in April 2017 and the conversions increased our shareholders’ equity. No gain or loss will be recognized from the conversions.

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

In March 2017, we entered into a credit agreement with various lenders which provides for a $175 million unsecured revolving credit facility maturing on March 21, 2020. We borrowed $150 million under the facility to fund a portion of the redemption price of the 2% Notes if holders did not elect to convert their 2% Notes. In April 2017, we repaid the loan because most of the holders elected to convert their notes.

MGIC Investment Corporation - Q1 2017 | 54

For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 4 – “Earnings Per Share” to our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 21, 2017. We currently have no plans to repurchase common stock but regularly consider appropriate uses for resources of our holding company. In addition, we have in the past, and may in the future , purchase our debt securities.
Our holding company debt obligations materially exceed our holding company cash and investments.

At March 31, 2017, we had approximately $451 million in cash and investments at our holding company and our holding company’s debt obligations were $1,318 million in aggregate principal amount, consisting of $145 million of 5% Notes, $208 million of 2% Notes, $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes"), $390 million of 9% Debentures (of which approximately $133 million was purchased by and is held by MGIC, and is eliminated on the consolidated balance sheet) and $150 million under the revolving credit agreement. As noted above, in April 2017, we repaid the borrowing under the revolving credit facility, using approximately $150 million of holding company cash and investments, and holders of approximately $202.5 million principal amount of the 2% Notes elected to convert their notes into our common stock. On May 1, 2017, we repaid our 5% Notes, including interest due, using approximately $149 million of holding company cash and investments. Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of March 31, 2017, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).

The Senior Notes, Convertible Junior Subordinated Debentures and borrowings under the revolving credit facility are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In 2016, MGIC paid a total of $64 million in dividends to our holding company, its first dividends since 2008, and it paid a dividend of $20 million to our holding company in the first quarter of 2017. We expect MGIC to continue to pay quarterly dividends. We ask the OCI not to object before MGIC pays dividends. We notified the OCI of a proposed second quarter 2017 dividend of $30 million to which we understand the OCI will not object. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.

55 | MGIC Investment Corporation - Q1 2017

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

MGIC Investment Corporation - Q1 2017 | 56

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 5, 2017.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

57 | MGIC Investment Corporation - Q1 2017

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

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and through updating of various statistical and other information

99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MGIC Investment Corporation - Q1 2017 | 58