Form 10-Q
period 2017-06-30
MGIC INVESTMENT CORP
filed 2017-08-04
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-10816
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	July 31, 2017	370,561,601

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

FOR THE QUARTER ENDED JUNE 30, 2017

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
IBNR
Losses incurred but not reported

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance, as reported to us

/ J
JCT
Joint Committee on Taxation

/ L
LAE
Loss adjustment expenses

MGIC Investment Corporation - Q2 2017 | 4

Legacy book
Mortgage insurance policies written prior to 2009

Loan-to-value ("LTV") ratio
The ratio, expressed as a percentage, of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and does not reflect subsequent housing price appreciation or depreciation. Subordinate mortgages may also be present.

Long-term debt:
5% Notes
5% Convertible Senior Notes due on May 1, 2017, with interest payable semi-annually on May 1 and November 1 of each year

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

Loss ratio
The ratio, expressed as a percentage, of the sum of incurred losses and LAE to NPE

Low down payment loans or mortgages
Loans with less than 20% down payments

LPMI
Lender-paid mortgage insurance

/ M
MBS
Mortgage-backed securities

MD&A
Management's discussion and analysis of financial condition and results of operations

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

5 | MGIC Investment Corporation - Q2 2017

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
NPE minus incurred losses

/ V
VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation - Q2 2017 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Note	June 30, 2017	December 31, 2016
ASSETS
Investment portfolio:	7 / 8
Securities, available-for-sale, at fair value:
Fixed income (amortized cost, 2017 - $4,674,965; 2016 - $4,717,211)		$4,701,211	$4,685,222
Equity securities		7,209	7,128
Total investment portfolio		4,708,420	4,692,350
Cash and cash equivalents		127,908	155,410
Accrued investment income		44,030	44,073
Reinsurance recoverable on loss reserves	4	44,783	50,493
Reinsurance recoverable on paid losses		6,151	4,964
Premiums receivable		51,344	52,392
Home office and equipment, net		42,212	36,088
Deferred insurance policy acquisition costs		18,677	17,759
Deferred income taxes, net	11	481,389	607,655
Other assets		75,254	73,345
Total assets		$5,600,168	$5,734,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	12	$1,187,089	$1,438,813
Unearned premiums		352,010	329,737
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	417,983	417,406
Convertible senior notes	3	—	349,461
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		236,153	238,398
Total liabilities		2,605,107	3,185,687
Contingencies	5
Shareholders’ equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2017 - 370,557; 2016 - 359,400; shares outstanding 2017 - 370,557; 2016 - 340,663)		370,557	359,400
Paid-in capital		1,842,601	1,782,337
Treasury stock at cost (shares 2016 - 18,737)		—	(150,359)
Accumulated other comprehensive loss, net of tax		(37,494)	(75,100)
Retained earnings		819,397	632,564
Total shareholders’ equity		2,995,061	2,548,842
Total liabilities and shareholders’ equity		$5,600,168	$5,734,529
See accompanying notes to consolidated financial statements.

7 | MGIC Investment Corporation - Q2 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2017	2016	2017	2016
Revenues:
Premiums written:
Direct		$275,245	$282,113	$541,068	$547,404
Assumed		685	182	1,973	390
Ceded	4	(30,096)	(32,280)	(60,505)	(66,498)
Net premiums written		245,834	250,015	482,536	481,296
Increase in unearned premiums, net		(14,698)	(18,559)	(22,297)	(28,499)
Net premiums earned		231,136	231,456	460,239	452,797
Investment income, net of expenses		29,716	27,248	59,193	55,057
Net realized investment (losses) gains	7	(42)	836	(164)	3,892
Other revenue		2,502	3,994	4,924	10,367
Total revenues		263,312	263,534	524,192	522,113

Losses and expenses:
Losses incurred, net	12	27,339	46,590	54,958	131,602
Amortization of deferred policy acquisition costs		2,584	2,245	4,814	4,206
Other underwriting and operating expenses, net		38,511	35,348	79,276	75,125
Interest expense		14,197	12,244	30,506	26,945
Loss on debt extinguishment		65	1,868	65	15,308
Total losses and expenses		82,696	98,295	169,619	253,186
Income before tax		180,616	165,239	354,573	268,927
Provision for income taxes	11	61,994	56,018	146,153	90,515
Net income		$118,622	$109,221	$208,420	$178,412

Earnings per share:
Basic	6	$0.32	$0.32	$0.59	$0.52
Diluted	6	$0.31	$0.26	$0.55	$0.43

Weighted average common shares outstanding - basic	6	366,918	340,678	354,035	340,411
Weighted average common shares outstanding - diluted	6	394,470	446,139	398,302	450,354
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2017 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2017	2016	2017	2016
Net income		$118,622	$109,221	$208,420	$178,412
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	25,749	56,338	37,870	107,165
Benefit plan adjustments		(142)	(173)	(295)	(481)
Foreign currency translation adjustment		—	11	31	(964)
Other comprehensive income, net of tax		25,607	56,176	37,606	105,720
Comprehensive income		$144,229	$165,397	$246,026	$284,132

See accompanying notes to consolidated financial statements

9 | MGIC Investment Corporation - Q2 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

		Six Months Ended June 30,
(In thousands)	Note	2017	2016
Common stock
Balance, beginning of period		$359,400	$340,097
Net common stock issued under share-based compensation plans		771	979
Issuance of common stock	13	10,386	—
Balance, end of period		370,557	341,076

Paid-in capital
Balance, beginning of period		1,782,337	1,670,238
Net common stock issued under share-based compensation plans		(7,494)	(5,954)
Issuance of common stock	13	60,903	—
Tax benefit from share-based compensation		—	115
Equity compensation		6,855	6,017
Reacquisition of convertible junior subordinated debentures-equity component		—	(6,337)
Balance, end of period		1,842,601	1,664,079

Treasury stock
Balance, beginning of period		(150,359)	(3,362)
Reissuance of treasury stock, net		150,359	—
Balance, end of period		—	(3,362)

Accumulated other comprehensive loss
Balance, beginning of period		(75,100)	(60,880)
Other comprehensive income, net of tax	9	37,606	105,720
Balance, end of period		(37,494)	44,840

Retained earnings
Balance, beginning of period	2 / 13	632,717	290,047
Net income		208,420	178,412
Reissuance of treasury stock, net		(21,740)	—
Balance, end of period		819,397	468,459

Total shareholders’ equity		$2,995,061	$2,515,092

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2017 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$208,420	$178,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,191	28,477
Deferred tax expense	106,163	88,157
Net realized investment losses (gains)	164	(3,892)
Loss on debt extinguishment	65	15,308
Change in certain assets and liabilities:
Accrued investment income	43	515
Prepaid insurance premium	25	48
Reinsurance recoverable on loss reserves	5,710	(728)
Reinsurance recoverable on paid losses	(1,187)	(1,454)
Premium receivable	1,048	1,867
Deferred insurance policy acquisition costs	(918)	(1,439)
Profit commission receivable	(4,603)	(2,793)
Loss reserves	(251,724)	(261,069)
Unearned premiums	22,273	28,451
Return premium accrual	(11,900)	(7,300)
Income taxes payable - current	32,991	523
Other, net	(14,205)	(8,090)
Net cash provided by operating activities	125,556	54,993

Cash flows from investing activities:
Purchases of investments:
Fixed income	(545,281)	(723,409)
Equity securities	(38)	(3,128)
Proceeds from sales of fixed income	166,606	649,776
Proceeds from maturity of fixed income	390,344	313,484
Proceeds from sale of equity securities	—	2,525
Net increase in payable for securities	3,447	24,519
Additions to property and equipment	(9,659)	(2,724)
Net cash provided by investing activities	5,419	261,043

Cash flows from financing activities:
Proceeds from revolving credit facility	150,000	—
Repayment of revolving credit facility	(150,000)	—
Proceeds from issuance of long-term debt	—	155,000
Purchase or repayment of convertible senior notes	(145,620)	(182,846)
Payment of original issue discount - convertible senior notes	(4,504)	(5,655)
Purchase of convertible junior subordinated debentures	—	(100,860)
Payment of original issue discount - convertible junior subordinated debentures	—	(41,540)
Cash portion of loss on debt extinguishment	—	(15,308)
Payment of debt issuance costs	(1,630)	—
Payment of withholding taxes related to share-based compensation net share settlement	(6,723)	(4,973)
Net cash used in financing activities	(158,477)	(196,182)

Net (decrease) increase in cash and cash equivalents	(27,502)	119,854
Cash and cash equivalents at beginning of period	155,410	181,120
Cash and cash equivalents at end of period	$127,908	$300,974
See accompanying notes to consolidated financial statements.

11 | MGIC Investment Corporation - Q2 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. We operate under the Private Mortgage Insurer Eligibility Requirements ("PMIERs") of the GSEs that became effective December 31, 2015 and have been amended from time to time. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of June 30, 2017, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2016 amounts have been made in the accompanying financial statements to conform to the 2017 presentation.

Subsequent events
We have considered subsequent events through the date of this filing.

Note 2. New Accounting Pronouncements
Adopted Accounting Standards
Improvements to Employee Share-Based Compensation Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that simplifies several aspects of the accounting for employee share-based compensation including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The updated guidance requires that, prospectively, all tax effects related to share-based compensation be made through the statement of operations at the time of settlement. In contrast, the previous guidance required excess tax benefits to be recognized in paid-in capital. The updated guidance also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based compensation are to be reported as operating activities on the statement of cash flows, a change from the existing requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, for tax withholding purposes, entities will be allowed to withhold an amount of shares up to the employee’s maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in tax withholding is to be applied on a modified retrospective approach. This updated guidance became effective January 1, 2017. We adopted this guidance in the first quarter of 2017 and as a result of the adoption:

•
We recognized discrete tax benefits of $1.5 million in the provision for income taxes on our statement of operations for the six months ended June 30, 2017 related to excess tax benefits upon vesting of share-based awards during the period.

•	We recognized a cumulative effect adjustment related to the recognition of a deferred tax asset related to

MGIC Investment Corporation - Q2 2017 | 12

suspended tax benefits from vesting transactions occurring in prior years and from the elimination of our forfeiture estimate on share-based awards, which was previously applied only to awards with service conditions.

•
Prior to adoption, cash flows related to excess tax benefits from share-based compensation were included in financing activities. We have reclassified excess tax benefits related to share-based compensation for the prior year period to operating activities.

•
Prior to adoption, cash flows related to employee taxes paid for withheld shares were included in operating activities. We have reclassified employee taxes paid for withheld shares for the prior year period to financing activities.

Prospective Accounting Standards
Stock Compensation - Scope of Modification Accounting
In May 2017, the FASB issued updated guidance related to a change in the terms or conditions (modification) of a share-based award. The updated guidance provides that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the award (equity or liability instrument) are the same as the original award immediately before the modification. The updated guidance addresses the current diversity in practice on applying modification accounting, as some entities evaluate whether changes to awards are substantive, which is not prescribed within the current accounting guidance. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements or disclosures.

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

13 | MGIC Investment Corporation - Q2 2017

adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements or disclosures.

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Further, the updated guidance clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entities other deferred tax assets. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and will require recognition of a cumulative effect adjustment at adoption. We do not currently expect the adoption of this guidance to impact our consolidated financial position or liquidity.

Note 3. Debt
2017 debt transactions
2% Notes
On March 21, 2017, we issued an irrevocable notice of redemption in respect of our outstanding 2% Notes, with a redemption date of April 21, 2017. In April, holders of approximately $202.5 million of the outstanding principal exercised their rights to convert their notes into shares of our common stock. The remaining $5.1 million of outstanding principal was redeemed for cash. The conversions of the 2% Notes at a rate of 143.8332 shares per $1,000 principal amount resulted in the issuance of approximately 29.1 million shares of our common stock in April. The conversions and cash redemption eliminated our debt obligation. A loss on debt extinguishment of $0.07 million was recognized on the redemption of the $5.1 million of 2% Notes. No gain or loss was recognized from the conversions as the outstanding debt issuance costs associated with the conversions are included in the debt carrying value, which was credited to shareholders’ equity at the time of conversion.

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

In March, we borrowed $150 million under the revolving credit facility, to fund a portion of the redemption price of the 2% Notes if holders did not elect to convert their 2% Notes. In April, we repaid the amount borrowed under the revolving credit facility because most holders elected to convert their notes. Costs incurred to enter into the Credit Agreement have been deferred and recorded as Other

MGIC Investment Corporation - Q2 2017 | 14

assets and will be amortized over the term of the Credit Agreement.

5% Notes
On May 1, 2017, our 5% Notes due in 2017 (“5% Notes”) matured and we repaid the outstanding $145 million in aggregate par value, plus accrued interest with cash at our holding company.

First half 2016 debt transactions
5% Notes
During the first six months of 2016, we purchased $188.5 million in aggregate par value of our 5% Notes at an aggregate purchase price of $195.5 million for which we recognized losses on debt extinguishment on our consolidated statements of operations for the three and six months ended June 30, 2016.

9% Debentures
In February 2016, MGIC purchased $132.7 million in aggregate par value of our 9% Debentures at a purchase price of $150.7 million. The purchase of the 9% Debentures resulted in an $8.3 million loss on debt extinguishment on the consolidated statement of operations for the six months ended June 30, 2016, which represents the difference between the fair value and the carrying value of the liability component on the purchase date. Our shareholders’ equity was separately reduced by $6.3 million related to the reacquisition of the equity component. For GAAP accounting purposes, the 9% Debentures owned by MGIC are considered retired and are eliminated in our consolidated financial statements and the underlying common stock equivalents, approximately 9.8 million shares, are not included in the computation of diluted shares.

Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of June 30, 2017 and December 31, 2016 were as follows.

(In millions)	June 30, 2017	December 31, 2016
FHLB Advance	$155.0	$155.0
5% Notes	—	145.0
2% Notes	—	207.6
5.75% Notes	425.0	425.0
9% Debentures(1)	256.9	256.9
Long-term debt, par value	836.9	1,189.5
Debt issuance costs	(7.0)	(10.8)
Long-term debt, carrying value	$829.9	$1,178.7

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

The 5.75% Senior Notes due 2023 (“5.75% Notes”) and 9% Convertible Junior Subordinated Debentures due in 2063 (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

Interest payments on our debt obligations appear below.

	Six Months Ended June 30,
(In millions)	2017	2016
Revolving credit facility	$0.5	$—
FHLB Advance	1.5	0.9
5% Notes	3.6	6.9
2% Notes	2.1	5.0
5.75% Notes	12.9	—
9% Debentures	11.6	15.9
Total interest payments	$32.2	$28.7

Note 4. Reinsurance
The reinsurance agreements we have entered into are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Premiums earned:
Direct	$261,180	$263,566	$520,608	$518,953
Assumed	62	182	160	390
Ceded	(30,106)	(32,292)	(60,529)	(66,546)
Net premiums earned	$231,136	$231,456	$460,239	$452,797

Losses incurred:
Direct	$31,396	$54,863	$63,809	$147,295
Assumed	61	339	166	440
Ceded	(4,118)	(8,612)	(9,017)	(16,133)
Losses incurred, net	$27,339	$46,590	$54,958	$131,602

15 | MGIC Investment Corporation - Q2 2017

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

Following is a summary of our quota share reinsurance agreements, excluding captive agreements discussed below, for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Ceded premiums written and earned, net of profit commission (1)	$28,917	$29,961	$57,812	$61,627
Ceded losses incurred	4,424	6,070	9,111	14,583
Ceding commissions (2)	12,248	11,946	24,251	23,522
Profit commission	32,325	29,767	63,442	55,982

(1)	Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of QSR Transactions, ceded premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premium due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $33.1 million as of June 30, 2017 and $31.8 million as of December 31, 2016. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

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

The reinsurance recoverable on loss reserves related to captive agreements was $12.0 million as of June 30, 2017, which was supported by $86.0 million of trust assets, while as of December 31, 2016, the reinsurance recoverable on loss reserves related to captive agreements was $19.0 million, which was supported by $91.0 million of trust assets. Each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, all of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply

MGIC Investment Corporation - Q2 2017 | 16

with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In each of 2016 and the first half of 2017, curtailments reduced our average claim paid by approximately 5.5%.

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

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $291 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.
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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2016 and the first half of 2017 was immaterial to our consolidated financial statements.

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

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. During the quarter ended June 30, 2017, we had several debt issuances that could result in contingently issuable shares and consider each potential issuance of shares separately to reflect the maximum potential dilution. Nonetheless, our dilutive common stock equivalents may not reflect all of the contingently issuable shares that could be required to be

17 | MGIC Investment Corporation - Q2 2017

issued upon any debt conversion. For purposes of calculating basic and diluted EPS, vested restricted stock and restricted stock units ("RSUs") are considered outstanding.

The following table reconciles the numerators and denominators used to calculate basic and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Net income	$118,622	$109,221	$208,420	$178,412
Weighted average common shares outstanding - basic	366,918	340,678	354,035	340,411
Basic earnings per share	$0.32	$0.32	$0.59	$0.52

Diluted earnings per share:
Net income	$118,622	$109,221	$208,420	$178,412
Interest expense, net of tax (1):
2% Notes	84	1,982	907	3,964
5% Notes	427	1,728	1,709	4,406
9% Debentures	3,757	3,757	7,514	8,379
Diluted income available to common shareholders	$122,890	$116,688	$218,550	$195,161

Weighted average common shares outstanding - basic	366,918	340,678	354,035	340,411
Effect of dilutive securities:
Unvested RSUs	1,140	1,209	1,314	1,444
2% Notes	3,827	71,917	16,771	71,917
5% Notes	3,557	13,307	7,154	15,449
9% Debentures	19,028	19,028	19,028	21,133
Weighted average common shares outstanding - diluted	394,470	446,139	398,302	450,354
Diluted earnings per share	$0.31	$0.26	$0.55	$0.43

(1)	Tax effected at a rate of 35%.

Note 7. Investments
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2017 and December 31, 2016 are shown below.

June 30, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$64,043	$364	$(478)	$63,929
Obligations of U.S. states and political subdivisions	2,131,471	42,983	(9,165)	2,165,289
Corporate debt securities	1,823,823	12,699	(8,897)	1,827,625
ABS	21,988	10	(11)	21,987
RMBS	209,874	78	(7,612)	202,340
CMBS	310,997	1,548	(5,467)	307,078
CLOs	112,769	332	(138)	112,963
Total debt securities	4,674,965	58,014	(31,768)	4,701,211
Equity securities	7,183	41	(15)	7,209
Total investment portfolio	$4,682,148	$58,055	$(31,783)	$4,708,420

December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,847	$407	$(724)	$73,530
Obligations of U.S. states and political subdivisions	2,147,458	20,983	(25,425)	2,143,016
Corporate debt securities	1,756,461	6,059	(18,610)	1,743,910
ABS	59,519	74	(28)	59,565
RMBS	231,733	102	(7,626)	224,209
CMBS	327,042	769	(7,994)	319,817
CLOs	121,151	226	(202)	121,175
Total debt securities	4,717,211	28,620	(60,609)	4,685,222
Equity securities	7,144	8	(24)	7,128
Total investment portfolio	$4,724,355	$28,628	$(60,633)	$4,692,350

(1)	At June 30, 2017 and December 31, 2016, there were no other-than-temporary impairment losses recorded in other comprehensive income.

MGIC Investment Corporation - Q2 2017 | 18

The FHLB Advance is secured by eligible collateral whose fair value must be maintained at 102% of the outstanding principal balance. As of June 30, 2017 that collateral is included in our total investment portfolio amount shown above with a total fair value of $165.9 million.

The amortized cost and fair values of debt securities at June 30, 2017, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed in separate categories.

June 30, 2017
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$341,831	$342,028
Due after one year through five years	1,356,023	1,362,799
Due after five years through ten years	1,026,851	1,030,223
Due after ten years	1,294,632	1,321,793
	$4,019,337	$4,056,843

ABS	21,988	21,987
RMBS	209,874	202,340
CMBS	310,997	307,078
CLOs	112,769	112,963
Total as of June 30, 2017	$4,674,965	$4,701,211

At June 30, 2017 and December 31, 2016, the investment portfolio had gross unrealized losses of $31.8 million and $60.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

June 30, 2017	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$52,769	$(471)	$993	$(7)	$53,762	$(478)
Obligations of U.S. states and political subdivisions	622,767	(8,595)	17,400	(570)	640,167	(9,165)
Corporate debt securities	649,134	(7,664)	27,241	(1,233)	676,375	(8,897)
ABS	3,362	(11)	—	—	3,362	(11)
RMBS	43,815	(885)	155,030	(6,727)	198,845	(7,612)
CMBS	172,505	(5,439)	7,237	(28)	179,742	(5,467)
CLOs	7,275	(138)	—	—	7,275	(138)
Equity securities	455	(7)	139	(8)	594	(15)
Total	$1,552,082	$(23,210)	$208,040	$(8,573)	$1,760,122	$(31,783)

December 31, 2016	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,642	$(724)	$—	$—	$48,642	$(724)
Obligations of U.S. states and political subdivisions	1,136,676	(24,918)	13,681	(507)	1,150,357	(25,425)
Corporate debt securities	915,777	(16,771)	35,769	(1,839)	951,546	(18,610)
ABS	3,366	(28)	656	—	4,022	(28)
RMBS	46,493	(857)	171,326	(6,769)	217,819	(7,626)
CMBS	205,545	(7,529)	38,587	(465)	244,132	(7,994)
CLOs	13,278	(73)	34,760	(129)	48,038	(202)
Equity securities	568	(15)	137	(9)	705	(24)
Total	$2,370,345	$(50,915)	$294,916	$(9,718)	$2,665,261	$(60,633)

19 | MGIC Investment Corporation - Q2 2017

The unrealized losses in all categories of our investments at June 30, 2017 and December 31, 2016 were primarily caused by the difference in interest rates at each respective period, compared to interest rates at the time of purchase. There were 404 and 607 securities in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively.

During each of the three and six months ended June 30, 2017 and 2016 there were no other-than-temporary impairments (“OTTI”) recognized.   The net realized investment gains (losses) on the investment portfolio are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Realized investment gains (losses) on investments:
Fixed maturities	$(52)	$831	$(177)	$3,886
Equity securities	10	5	13	6
Net realized investments (losses) gains	$(42)	$836	$(164)	$3,892

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Realized investment gains (losses) on investments:
Gains on sales	$644	$1,404	$829	$5,509
Losses on sales	(686)	(568)	(993)	(1,617)
Net realized investments (losses) gains	$(42)	$836	$(164)	$3,892

Note 8. Fair Value Measurements
Under the authoritative guidance, fair value is disclosed using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and categorizes assets and liabilities into Levels 1, 2, and 3 based on inputs available to determine their fair values. To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation.

Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. This model combines all inputs to arrive at a value assigned to each security. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information, data changes, and directional moves compared to market moves. In addition, on a quarterly basis, we perform quality controls over values received from the pricing sources which also includes reviewing tolerance reports, trading information, data changes, and directional moves compared to market moves. We have not made any adjustments to the prices obtained from the independent pricing sources.

In accordance with fair value accounting guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities and equity securities.

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

MGIC Investment Corporation - Q2 2017 | 20

levels, spread relationships, and the slope of the yield curve provide further data for evaluation.

Residential Mortgage-Backed Securities (“RMBS”) are evaluated by monitoring interest rate movements, and other pertinent data daily. Incoming market data is enriched to derive spread, yield and/or price data as appropriate, enabling known data points to be extrapolated for valuation application across a range of related securities.

Commercial Mortgage-Backed Securities (“CMBS”) are evaluated using valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including quoted prices for similar assets, benchmark yield curves and market corroborated inputs. The inputs for securities covered, including executed trades, broker quotes, credit information, collateral attributes and/or cash flow waterfall as applicable, are regularly reviewed as part of the evaluation.

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

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or from par values for equity securities restricted in their ability to be redeemed or sold. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs primarily include equity securities that can only be redeemed or sold at their par value and only to the security issuer and a state premium tax credit investment. The state premium tax credit investment has a maturity of less than 2 years, a credit rating of AAA, and its balance reflects its remaining scheduled payments discounted at an average annual rate of 7.1%. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

_________________________________
Fair value measurements for assets measured at fair value included the following as of June 30, 2017 and December 31, 2016:
June 30, 2017

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$63,929	$13,342	$50,587	$—
Obligations of U.S. states and political subdivisions	2,165,289	—	2,164,712	577
Corporate debt securities	1,827,625	—	1,827,625	—
ABS	21,987	—	21,987	—
RMBS	202,340	—	202,340	—
CMBS	307,078	—	307,078	—
CLOs	112,963	—	112,963	—
Total debt securities	4,701,211	13,342	4,687,292	577
Equity securities (1)	7,209	2,941	—	4,268
Total investment portfolio	$4,708,420	$16,283	$4,687,292	$4,845
Real estate acquired (2)	$10,271	$—	$—	$10,271

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

21 | MGIC Investment Corporation - Q2 2017

December 31, 2016

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,530	$30,690	$42,840	$—
Obligations of U.S. states and political subdivisions	2,143,016	—	2,142,325	691
Corporate debt securities	1,743,910	—	1,743,910	—
ABS	59,565	—	59,565	—
RMBS	224,209	—	224,209	—
CMBS	319,817	—	319,817	—
CLOs	121,175	—	121,175	—
Total debt securities	4,685,222	30,690	4,653,841	691
Equity securities (1)	7,128	2,860	—	4,268
Total investment portfolio	$4,692,350	$33,550	$4,653,841	$4,959
Real estate acquired (2)	$11,748	$—	$—	$11,748

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2017 and 2016 is shown in the following tables. There were no transfers into or out of Level 3 in those periods and there were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Three Months Ended June 30, 2017
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at March 31, 2017	$683	$4,268	$4,951	$10,730
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(63)
Purchases	—	—	—	9,421
Sales	(106)	—	(106)	(9,817)
Balance at June 30, 2017	$577	$4,268	$4,845	$10,271

Three Months Ended June 30, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at March 31, 2016	$1,192	$3,421	$4,613	$12,849
Total realized/unrealized gains (losses):
Included in other comprehensive income	—	3,519	3,519	—
Included in earnings and reported as losses incurred, net	—	—	—	651
Purchases	—	—	—	6,748
Sales	(136)	—	(136)	(10,606)
Balance at June 30, 2016	$1,056	$6,940	$7,996	$9,642

MGIC Investment Corporation - Q2 2017 | 22

Six Months Ended June 30, 2017
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2016	$691	$4,268	$4,959	$11,748
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(226)
Purchases	—	—	—	18,104
Sales	(114)	—	(114)	(19,355)
Balance at June 30, 2017	$577	$4,268	$4,845	$10,271

Six Months Ended June 30, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2015	$1,228	$2,855	$4,083	$12,149
Total realized/unrealized gains (losses):
Included in other comprehensive income	—	3,519	3,519	—
Included in earnings and reported as losses incurred, net	—	—	—	358
Purchases	—	3,091	3,091	19,015
Sales	(172)	(2,525)	(2,697)	(21,880)
Balance at June 30, 2016	$1,056	$6,940	$7,996	$9,642
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

Financial Liabilities Not Measured at Fair Value
We incur financial liabilities in the normal course of our business. The following table presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at June 30, 2017 and December 31, 2016. The fair values of our 5% Notes, 2% Notes, 5.75% Notes, and 9% Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements. In all cases the fair values of the financial liabilities below are categorized as Level 2.

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
FHLB Advance	155,000	154,140	$155,000	$151,905
5% Notes	—	—	144,789	147,679
2% Notes	—	—	204,672	308,605
5.75% Notes	417,983	457,878	417,406	445,987
9% Debentures	256,872	338,190	256,872	323,040
Total financial liabilities	$829,855	$950,208	$1,178,739	$1,377,216

23 | MGIC Investment Corporation - Q2 2017

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net unrealized investment gains arising during the period	$39,614	$86,674	$58,261	$165,058
Income tax expense	(13,865)	(30,336)	(20,391)	(57,893)
Net of taxes	25,749	56,338	37,870	107,165

Net changes in benefit plan assets and obligations	(220)	(266)	(454)	(740)
Income tax benefit	78	93	159	259
Net of taxes	(142)	(173)	(295)	(481)

Net changes in unrealized foreign currency translation adjustment	—	16	45	(1,480)
Income tax (expense) benefit	—	(5)	(14)	516
Net of taxes	—	11	31	(964)

Total other comprehensive income	39,394	86,424	57,852	162,838
Total income tax expense	(13,787)	(30,248)	(20,246)	(57,118)
Total other comprehensive income, net of tax	$25,607	$56,176	$37,606	$105,720

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive loss (“AOCL”) to our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 are included in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Reclassification adjustment for net realized (losses) gains (1)	$(1,392)	$98	$(2,139)	$710
Income tax benefit (expense)	487	(34)	748	(126)
Net of taxes	(905)	64	(1,391)	584

Reclassification adjustment related to benefit plan assets and obligations (2)	220	266	454	740
Income tax expense	(78)	(93)	(159)	(259)
Net of taxes	142	173	295	481

Reclassification adjustment related to foreign currency (3)	—	—	—	1,467
Income tax expense	—	—	—	(513)
Net of taxes	—	—	—	954

Total reclassifications	(1,172)	364	(1,685)	2,917
Total income tax benefit (expense)	409	(127)	589	(898)
Total reclassifications, net of tax	$(763)	$237	$(1,096)	$2,019

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

(3)	Increases (decreases) Other revenue on the consolidated statements of operations.
__________________________
A rollforward of AOCL for the six months ended June 30, 2017, including amounts reclassified from AOCL, are included in the table below.

	Six Months Ended June 30, 2017
(In thousands)	Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total AOCL
Balance, December 31, 2016, net of tax	$(20,797)	$(54,272)	$(31)	$(75,100)
Other comprehensive income before reclassifications	36,479	—	31	36,510
Less: Amounts reclassified from AOCL	(1,391)	295	—	(1,096)
Balance, June 30, 2017, net of tax	$17,073	$(54,567)	$—	$(37,494)

MGIC Investment Corporation - Q2 2017 | 24

Note 10. Benefit Plans
The following tables provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)	2017	2016	2017	2016
Service cost	$2,484	$2,402	$220	$201
Interest cost	3,879	4,024	186	180
Expected return on plan assets	(5,013)	(4,865)	(1,312)	(1,221)
Recognized net actuarial loss	1,549	1,567	—	—
Amortization of prior service cost	(106)	(171)	(1,663)	(1,663)
Net periodic benefit cost (benefit)	$2,793	$2,957	$(2,569)	$(2,503)

	Six Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)	2017	2016	2017	2016
Service cost	$4,778	$4,565	$407	$376
Interest cost	7,737	7,953	353	352
Expected return on plan assets	(10,049)	(9,754)	(2,624)	(2,443)
Recognized net actuarial loss	3,084	2,928	—	—
Amortization of prior service cost	(213)	(343)	(3,325)	(3,325)
Net periodic benefit cost (benefit)	$5,337	$5,349	$(5,189)	$(5,040)

We currently intend to make contributions totaling $9.4 million to our qualified pension plan and supplemental executive retirement plan in 2017.

Note 11. Income Taxes
We have approximately $1.2 billion of net operating loss (“NOL”) carryforwards on a regular tax basis and $0.3 billion of NOL carryforwards for computing the alternative minimum tax as of June 30, 2017. Any unutilized carryforwards are scheduled to expire at the end of tax years 2031 through 2033.

We evaluate the realizability of our deferred tax assets including our NOL carryforwards on a quarterly basis. Based on our analysis, we have concluded that all of our deferred tax assets are fully realizable and therefore no valuation allowance existed at June 30, 2017 and December 31, 2016.

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

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at June 30, 2017, there would also be interest related to these matters of approximately $195.7 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of June 30, 2017, those state taxes and interest would approximate $82.4 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of June 30, 2017 is $140.8 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.

25 | MGIC Investment Corporation - Q2 2017

We filed a petition with the U.S. Tax Court contesting most of the IRS' proposed adjustments reflected in the Notices of Deficiency and the IRS filed an answer to our petition which continued to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. The parties informed the Tax Court in January 2017 that they had reached a basis for settlement of the major issues in the case and in June 2017 that there was only one remaining unresolved secondary issue (a factual determination arising from the 2002-2004 audit that is unrelated to the REMIC matter which the parties continue to work toward resolving). Any agreed settlement terms will ultimately be subject to review by the Joint Committee on Taxation ("JCT") before a settlement can be completed and there is no assurance that a settlement will be completed. Based on information that we currently have regarding the status of our ongoing dispute, we recorded a provision for additional taxes and interest of $27.8 million in the first half of 2017.

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

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $119.1 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of June 30, 2017 and December 31, 2016, we had accrued $49.9 million and $28.9 million, respectively, for the payment of interest.

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

Losses incurred on defaults that occurred in the current year decreased in the first six months of 2017 compared to the same period in 2016, primarily due to a decrease in the estimated claim rate on recently reported defaults and a decrease in the number of new defaults, net of related cures.

For the six months ended June 30, 2017 and 2016 we experienced favorable prior year loss reserve development. This development was, in part, due to the resolution of approximately 48% and 43% of the prior year default inventory during the six months ended June 30, 2017 and 2016, respectively.  During the first six months of 2017 and 2016, we experienced improved cure rates on prior year defaults, which were offset in part by an increase in severity on the prior year defaults in both periods.

The “Losses paid” section of the table below shows the breakdown between claims paid on new default notices in the current year and claims paid on defaults from prior years. Until a few years ago, it took, on average, approximately twelve months for a default that is not cured to develop into a paid claim. Over the past several years, the average time

MGIC Investment Corporation - Q2 2017 | 26

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

During the first six months of 2017 and 2016, our losses paid included amounts paid in connection with disputes concerning our claims paying practices and settlements of coverage on pools of non-performing loans (“NPLs”). The impacts of the settlements were as follows:

•	2017 - Items removed from inventory totaled 1,128 notices with an amount paid of $45 million.

•	2016 - Items removed from inventory totaled 1,273 notices with an amount paid of $51 million.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2017 and December 31, 2016 and approximated $74 million and $85 million, respectively. This liability was included in “Other liabilities” on our consolidated balance sheets.

The following table provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
(In thousands)	2017	2016
Reserve at beginning of period	$1,438,813	$1,893,402
Less reinsurance recoverable	50,493	44,487
Net reserve at beginning of period	1,388,320	1,848,915

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	158,906	196,543
Prior years (1)	(103,948)	(64,941)
Total losses incurred	54,958	131,602

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	2,125	1,396
Prior years	298,847	392,007
Reinsurance terminations	—	(4)
Total losses paid	300,972	393,399
Net reserve at end of period	1,142,306	1,587,118
Plus reinsurance recoverables	44,783	45,215
Reserve at end of period	$1,187,089	$1,632,333

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first six months of 2017 and 2016 is reflected in the following table.

	Six months ended June 30,
(In millions)	2017	2016
Decrease in estimated claim rate on primary defaults	$(104)	$(76)
Increase in estimated severity on primary defaults	2	17
Change in estimates related to pool reserves, LAE reserves and reinsurance	(2)	(6)
Total prior year loss development (1)	$(104)	$(65)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Default inventory
A rollforward of our primary default inventory for the three and six months ended June 30, 2017 and 2016 appears in the following table. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the accuracy of the data provided by servicers, the number of business days in a month, transfers of servicing between loan servicers and whether all servicers have provided the reports in a given month.

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Default inventory at beginning of period	45,349	55,590	50,282	62,633
New notices	14,463	16,080	29,402	32,811
Cures	(14,708)	(15,640)	(31,836)	(34,693)
Paids (including those charged to a deductible or captive)	(2,573)	(3,195)	(5,208)	(6,568)
Rescissions and denials	(100)	(142)	(195)	(352)
Other items removed from inventory	(1,114)	(135)	(1,128)	(1,273)
Default inventory at end of period	41,317	52,558	41,317	52,558
The decrease in the primary default inventory experienced during 2017 and 2016 was generally across all markets and primarily in book years 2008 and prior. Historically as a default ages it becomes more likely to result in a claim.

27 | MGIC Investment Corporation - Q2 2017

Consecutive months in default

	June 30, 2017		December 31, 2016		June 30, 2016
3 months or less	10,299	25%	12,194	24%	11,547	22%
4 - 11 months	11,018	27%	13,450	27%	12,680	24%
12 months or more (1) (2)	20,000	48%	24,638	49%	28,331	54%
Total primary default inventory	41,317	100%	50,282	100%	52,558	100%

Primary claims received inventory included in ending default inventory:
	1,258	3%	1,385	3%	1,829	3%

(1)
Approximately 46%, 47%, and 49% of the primary default inventory in default for 12 consecutive months or more has been in default for at least 36 consecutive months as of June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

(2)	The majority of items removed from our default inventory under NPL settlements during the six months ended June 30, 2017 were in default for 12 consecutive months or more as of December 31, 2016.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.
Number of payments delinquent

	June 30, 2017		December 31, 2016		June 30, 2016
3 payments or less	15,858	38%	18,419	36%	17,299	33%
4 - 11 payments	10,560	26%	12,892	26%	12,746	24%
12 payments or more (1)	14,899	36%	18,971	38%	22,513	43%
Total primary default inventory	41,317	100%	50,282	100%	52,558	100%

(1)	The majority of items removed from our default inventory under NPL settlements during the six months ended June 30, 2017 had 12 or more payments delinquent as of December 31, 2016.

Pool insurance default inventory decreased to 1,511 at June 30, 2017 from 1,883 at December 31, 2016, and 2,024 at June 30, 2016.

Claims paying practices
Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately and is included in “Other liabilities” on our consolidated balance sheets.

For information about discussions and legal proceedings with customers with respect to our claims paying practices see Note 5 – “Litigation and Contingencies.”

Note 13. Shareholders’ Equity
Change in accounting principle
As described in Note 2 - “New Accounting Pronouncements,” during the first quarter of 2017 we adopted the updated guidance of “Improvements to Employee Share-Based Compensation Accounting.” The adoption of this guidance resulted in an immaterial cumulative effect adjustment to our 2017 beginning retained earnings.

2% Notes
As described in Note 3 - “Debt,” on March 21, 2017, we issued an irrevocable notice of redemption in respect of our outstanding 2% Notes, with a redemption date of April 21, 2017. Subsequent to our notice of redemption, in April, holders of approximately $202.5 million of the outstanding principal amount exercised their rights to convert their notes into shares of our common stock. As a result, we issued approximately 29.1 million shares of our common stock, of which 18.7 million shares were reissued from our treasury stock and 10.4 million were newly issued shares. The conversions of the notes increased our shareholders’ equity by the carrying value of the notes, which included outstanding debt issuance costs, at the time of conversion.

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

MGIC Investment Corporation - Q2 2017 | 28

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

At June 30, 2017, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.8 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At June 30, 2017, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 11.3 to 1. Reinsurance agreements with an affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliate, additional capital contributions to the reinsurance affiliate could be needed.

We ask the Commissioner of Insurance of the State of Wisconsin (the “OCI”) not to object before MGIC pays dividends. In the second quarter of 2017, MGIC paid a $30 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any

29 | MGIC Investment Corporation - Q2 2017

twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as changes in underwriting deductions. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered. For the year ended December 31, 2016, MGIC’s statutory net income was reduced by $490 million to account for the increase in contingency reserves.
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

MGIC Investment Corporation - Q2 2017 | 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter and first six months of 2017. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A.

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

Through our subsidiary MGIC, we are a leading provider of PMI in the United States, as measured by $187.3 billion of primary IIF at June 30, 2017.

31 | MGIC Investment Corporation - Q2 2017

Overview

Summary Financial Results of MGIC Investment Corporation
	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data, unaudited)	2017	2016	% Change	2017	2016	% Change
Selected statement of operations data
Total revenues	$263.3	$263.5	—	$524.2	$522.1	—
Losses incurred, net	27.3	46.6	(41)	55.0	131.6	(58)
Loss on debt extinguishment	0.1	1.9	N/M	0.1	15.3	N/M
Income before tax	180.6	165.2	9	354.6	268.9	32
Provision for income taxes	62.0	56.0	11	146.2	90.5	62
Net income	118.6	109.2	9	208.4	178.4	17
Diluted income per share	$0.31	$0.26	19	$0.55	$0.43	28

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$180.7	$166.3	9	$354.8	$280.3	27
Adjusted net operating income	119.3	110.0	8	236.4	186.2	27
Adjusted net operating income per diluted share	$0.31	$0.26	19	$0.62	$0.44	41
(1) See “Explanation and Reconciliation of our use of Non-GAAP Financial Measures.”

SUMMARY OF SECOND QUARTER AND YEAR TO DATE 2017 RESULTS
Comparative quarterly results
We recorded second quarter 2017 net income of $118.6 million, or $0.31 per diluted share. Net income increased by $9.4 million compared with net income of $109.2 million in the prior year, primarily due to lower losses incurred, net. In addition to the increase in net income, our diluted weighted average shares outstanding decreased from the prior year, resulting in a 19% increase in diluted income per share.

Adjusted net operating income for the second quarter 2017 was $119.3 million (Q2 2016: $110.0 million) and adjusted net operating income per diluted share was $0.31 (Q2 2016: $0.26). The 8% increase in adjusted net operating income was driven primarily by lower losses incurred, net. In addition to the increase in adjusted net operating income, our diluted weighted average shares outstanding decreased from the prior year, resulting in a 19% increase in adjusted net operating income per diluted share.

The decrease in our diluted weighted average shares during the three months ended June 30, 2017 was primarily due to the repayment at maturity of our 5% Notes on May 1, 2017.

Losses incurred, net were $27.3 million, down 41% compared to the prior year. New delinquency notices in the second quarter were 10% lower than the prior year and the claim rate applied to the new notices was approximately 11%, down from approximately 13% in the prior year. Our estimated claim rate on new notices reflects the current economic environment and anticipated cure activity on the notices received.

The increase in our provision for income taxes in the second quarter of 2017 as compared to the same period in the prior year was primarily due to an increase in our income before tax.

In June 2017, MGIC paid a dividend of $30 million to our holding company and we expect to continue to pay quarterly dividends through the remainder of the year.

Comparative year to date results
We recorded net income of $208.4 million, or $0.55 per diluted share during the first six months 2017. Net income increased by $30.0 million compared with net income of $178.4 million in the same period of 2016, primarily due to lower losses incurred, net and lower losses from debt extinguishment activity in the current year period, partially offset by an increase in our effective tax rate due to an additional provision related to our IRS litigation recorded in the first half of 2017. In addition to the increase in net income, our diluted weighted average shares outstanding decreased from the prior year, resulting in a 28% increase in diluted income per share.

Adjusted net operating income for the first six months of 2017 was $236.4 million (2016: $186.2 million) and adjusted net operating income per diluted share was $0.62 (2016: $0.44). The 27% increase in adjusted net operating income was driven primarily by lower losses incurred, net. In addition to the increase in adjusted net operating income, our weighted average shares outstanding decreased from the prior year, resulting in a 41% increase in adjusted net operating income per diluted share.

MGIC Investment Corporation - Q2 2017 | 32

The decrease in our diluted weighted average shares during the six months ended June 30, 2017 was primarily due to the repayment at maturity of our 5% Notes on May 1, 2017.

Losses incurred, net were $55.0 million down 58% compared to the prior year. New delinquency notices in the first half of 2017 were 10% lower than the prior year and the claim rate applied to the new notices was approximately 11%, down from approximately 13% in the prior year.

Loss on debt extinguishment in the prior year reflects the repurchases of a portion of our outstanding debt at amounts above our carrying value for our 5% Notes and above fair value of the liability component for our 9% Debentures.

The increase in our provision for income taxes for the first six months of 2017 as compared to the prior year was the result of an increase in our income before tax and an additional provision recorded for the expected settlement of our IRS litigation as more fully described in Note 11 - “Income Taxes” to our consolidated financial statements. Excluding the additional provision and interest related to our IRS litigation, the effective tax rate was approximately 33.4% in the first six months of 2017, compared to 33.5% in the prior year period.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and six months ended June 30, 2017 compared to the respective prior year periods.

CAPITAL
The following debt transactions were completed during the second quarter of 2017:

•
2% Notes - In April, holders of approximately $202.5 million of the outstanding principal amount of the notes exercised their rights to convert their notes to shares of our common stock and we issued approximately 29.1 million shares of our common stock, which included newly issued shares and the reissuance of treasury stock. The remaining $5.1 million of outstanding principal amount of the notes was redeemed for cash. The conversions and cash redemptions eliminated our debt obligation for the 2% Notes and the conversions increased our shareholders’ equity by the carrying value of the converted notes, including outstanding debt issuance costs. The notes redeemed for cash eliminated approximately 0.7 million potentially dilutive shares. These shares had previously been included in our calculation of diluted weighted average shares and diluted EPS up to the date of the notes redemption.

•
5% Notes - On May 1, 2017, our 5% Notes matured and were repaid with $145 million of holding company cash. The repayment of our 5% Notes eliminated approximately 10.8 million potentially dilutive shares. These shares were included in our calculation of diluted weighted average shares and diluted EPS up to the date of the notes repayment.

•
Revolving credit facility - In March, we borrowed $150 million on our revolving credit facility to fund, as necessary, the redemption price of our 2% Notes. In April, we repaid the amount borrowed because most holders of our 2% Notes elected to convert their notes.

The above debt transactions allowed us to lower our long-term debt to shareholders’ equity ratio. As of June 30, 2017, our ratio of long-term debt to shareholders’ equity was approximately 28%, down from approximately 47% as of December 31, 2016. While the repayment at maturity of our 5% Notes, partial redemption of our 2% Notes, and the repayment of the amount borrowed on our revolving credit facility reduced the cash and investments at our holding company during the second quarter, we expect to provide additional liquidity to our holding company during 2017 through quarterly dividends from MGIC.

GSEs
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. Based on our interpretation of the PMIERs, as of June 30, 2017, MGIC’s Available Assets totaled approximately $4.7 billion, an excess of approximately $815 million over its Minimum Required Assets of approximately $3.8 billion. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs could make the PMIERs more onerous in the future; in this regard, the PMIERs provide that the factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs have informed us that they currently do not expect any updates to be effective before the fourth quarter of 2018 and we expect the GSEs will provide notice 180 days prior to the effective date of such updates. The GSEs may amend the PMIERs at any time.

•
The GSEs may reduce the amount of credit they allow under the PMIERs for the risk ceded under our quota share reinsurance transactions. The GSEs’ ongoing approval of those transactions is subject to several conditions and the transactions will be reviewed under the PMIERs at

33 | MGIC Investment Corporation - Q2 2017

least annually by the GSEs. For more information about the transactions, see Note 4 - “Reinsurance” to our consolidated financial statements.

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

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure loans purchased by the GSEs increased under the PMIERs over what state regulation currently requires, our reinsurance transactions mitigate the negative effect of the PMIERs on our returns. In this regard, see the second bullet point above.

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

At June 30, 2017, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.8 billion above the required MPP of $1.1 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

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

MGIC Investment Corporation - Q2 2017 | 34

GSEs have introduced the "Flex Modification" program to replace HAMP effective in October 2017. Until it becomes effective, loan servicers must still evaluate borrowers for other GSE modification programs.
During 2016 and the first half of 2017, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $0.5 billion and $0.2 billion, respectively, of estimated claim payments. These levels are down from a high of $3.2 billion in 2010.

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

As shown in the following table, as of June 30, 2017 approximately 18% of our primary RIF has been modified.

Policy year	HARP Modifications (1)	HAMP & Other Modifications
2003 and prior	11.1%	38.3%
2004	18.8%	38.7%
2005	25.4%	37.9%
2006	28.7%	37.4%
2007	39.7%	30.2%
2008	54.5%	17.9%
2009	32.6%	4.5%
2010 - Q2 2017	—%	0.2%

Total	9.3%	8.2%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of June 30, 2017 based on loan count, the loans associated with 97.8% of HARP modifications and 78.1% of HAMP and other modifications were current.

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

•
Cancellations, which reduce IIF. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values compared to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Home price appreciation can give homeowners the right to cancel mortgage insurance on their loans if sufficient home equity is achieved. Cancellations also result from policy rescissions, which require us to return any premiums received on the rescinded policies and claim payments, which require us to return any premium received on the related policies from the date of default on the insured loans. Cancellations of single premium policies, which are generally non-refundable, results in immediate recognition of any remaining unearned premium.

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

35 | MGIC Investment Corporation - Q2 2017

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

•
The rate at which we rescind policies or curtail claims. Our estimated loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to such rescissions and denials as “rescissions” and variations of this term. We call reductions to or denials of claims “curtailments.”

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
Other
Certain activities that we do not consider being part of our fundamental operating activities, may also impact our results of operations and are described below.
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

Loss on debt extinguishment
At times, we may undertake activities to enhance our capital position, improve our debt profile and/or reduce potential dilution from our outstanding convertible debt. Extinguishing our outstanding debt obligations early through these discretionary activities may result in losses primarily driven by the payment of consideration in excess of our carrying value and the write off of unamortized debt issuance costs on the extinguished portion of the debt.

Refer to “Explanation and reconciliation of our use of Non-GAAP financial measures” below to understand how these items impact our evaluation of our core financial performance.

MGIC Investment Corporation - Q2 2017 | 36

MORTGAGE INSURANCE EARNINGS AND CASH FLOW CYCLE
In general, the majority of any underwriting profit that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book generally result in either less underwriting profit or in underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenue, as the number of insured loans decreases (primarily due to loan prepayments) and increasing losses. The typical pattern is also a function of premium rates generally resetting to lower levels after ten years.

37 | MGIC Investment Corporation - Q2 2017

EXPLANATION AND RECONCILIATION OF OUR USE OF NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures
We believe that use of the Non-GAAP measures of adjusted pre-tax operating income (loss), adjusted net operating income (loss) and adjusted net operating income (loss) per diluted share facilitate the evaluation of the company's core financial performance thereby providing relevant information to investors. These measures are not recognized in accordance with GAAP and should not be viewed as alternatives to GAAP measures of performance.

Adjusted pre-tax operating income (loss) is defined as GAAP income (loss) before tax, excluding the effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss) and infrequent or unusual non-operating items where applicable.

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items where applicable. The amounts of adjustments to GAAP income (loss) before tax are generally tax effected using a federal statutory tax rate of 35%.

Adjusted net operating income (loss) per diluted share is calculated in a manner consistent with the accounting standard regarding earnings per share by dividing (i) adjusted net operating income (loss) after making adjustments for interest expense on convertible debt, whenever the impact is dilutive by (ii) diluted weighted average common shares outstanding, which reflects share dilution from unvested restricted stock units and from convertible debt when dilutive under the “if-converted” method.

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

(4)
Infrequent or unusual non-operating items. In 2017, this adjustment reflects income tax expense related to our IRS dispute, which is related to past transactions which are non-recurring in nature and are not part of our primary operating activities.

MGIC Investment Corporation - Q2 2017 | 38

Non-GAAP Reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income

	Three Months Ended June 30,
	2017			2016
(In thousands, except per share amounts)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)
Income before tax / Net income	$180,616	$61,994	$118,622	$165,239	$56,018	$109,221
Adjustments:
Additional income tax provision related to IRS litigation	—	(559)	559	—	(152)	152
Net realized investment losses (gains)	42	15	27	(836)	(293)	(543)
Loss on debt extinguishment	65	23	42	1,868	654	1,214
Adjusted pre-tax operating income / Adjusted net operating income	$180,723	$61,473	$119,250	$166,271	$56,227	$110,044

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			394,470			446,139

Net income per diluted share			$0.31			$0.26
Additional income tax provision related to IRS litigation			—			—
Net realized investment losses (gains)			—			—
Loss on debt extinguishment			—			—
Adjusted net operating income per diluted share			$0.31			$0.26

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income

	Six Months Ended June 30,
	2017			2016
(In thousands, except per share amounts)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)
Income before tax / Net income	$354,573	$146,153	$208,420	$268,927	$90,515	$178,412
Adjustments:
Additional income tax provision related to IRS litigation	—	(27,783)	27,783	—	(341)	341
Net realized investment losses (gains)	164	57	107	(3,892)	(1,362)	(2,530)
Loss on debt extinguishment	65	23	42	15,308	5,358	9,950
Adjusted pre-tax operating income / Adjusted net operating income	$354,802	$118,450	$236,352	$280,343	$94,170	$186,173

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			398,302			450,354

Net income per diluted share			$0.55			$0.43
Additional income tax provision related to IRS litigation			0.07			—
Net realized investment losses (gains)			—			(0.01)
Loss on debt extinguishment			—			0.02
Adjusted net operating income per diluted share			$0.62			$0.44

39 | MGIC Investment Corporation - Q2 2017

Mortgage Insurance Portfolio

NEW INSURANCE WRITTEN
According to Inside Mortgage Finance and GSE estimates, total mortgage originations for the second quarter and first six months of 2017 decreased from the respective prior year periods due to a decline in refinance originations that was somewhat offset by an increase in purchase originations. Total mortgage originations in the second quarter of 2017 are estimated to have been higher than the first quarter primarily due to seasonal factors. PMI market share of total mortgage originations is generally influenced by the mix of purchase and refinance originations as PMI market share is 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations for FHA, VA, and USDA.

NIW for the second quarter of 2017 was $12.9 billion (Q2 2016: $12.6 billion) and for the first half of 2017 was $22.2 billion (YTD 2016: $20.9 billion) and continued to have what we believe are favorable risk characteristics (see tables 01 and 02). The percentage of purchase mortgages insured increased in the three and six months ended June 30, 2017 compared to the same periods of the prior year because the level of refinance transactions declined as mortgage interest rates in the current year were generally higher than those in the latter half of 2016, and the prior year periods experienced declining mortgage interest rates (see table 04).

01	PRIMARY NIW BY FICO SCORE IN BILLIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
740 and greater	58.9%	58.1%	58.9%	56.7%
700-739	26.0%	25.6%	26.0%	25.9%
660-699	11.9%	13.0%	11.9%	13.7%
659 and less	3.2%	3.3%	3.2%	3.7%

02	LOAN-TO-VALUE % OF PRIMARY NIW

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
95.01% and above	9.7%	5.4%	9.0%	5.1%
90.01% to 95.00%	48.1%	49.7%	47.7%	50.1%
85.01% to 90.00%	29.9%	31.4%	30.1%	31.8%
80.01% to 85%	12.3%	13.5%	13.2%	13.0%

03	POLICY PAYMENT TYPE % OF PRIMARY NIW

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Monthly premiums	81.7%	78.5%	82.3%	78.3%
Single premiums	18.0%	21.2%	17.4%	21.4%
Annual premiums	0.3%	0.3%	0.3%	0.3%

04	TYPE OF MORTGAGE % OF PRIMARY NIW

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Purchases	91.3%	83.1%	87.9%	82.7%
Refinances	8.7%	16.9%	12.1%	17.3%
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

Persistency
Our persistency was 77.8% at June 30, 2017 compared to 76.9% at December 31, 2016 and 79.6% at June 30, 2016. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. With the current and expected level of mortgage interest rates we expect a low level of refinance activity and that our persistency will trend higher during 2017 from the level experienced at the end of 2016.

MGIC Investment Corporation - Q2 2017 | 40

05	INSURANCE AND RISK IN FORCE IN BILLIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2017	2016	2017	2016
NIW	$12.9	$12.6	$22.2	$20.9
Cancellations	(9.1)	(10.1)	(16.9)	(17.9)
Increase in primary IIF	$3.8	$2.5	$5.3	$3.0

	As of
(In billions)	June 30, 2017	June 30, 2016
Direct primary IIF	$187.3	$177.5

Direct primary RIF	$48.5	$46.2

CREDIT PROFILE OF OUR PRIMARY RIF (see table 06)
Our total primary RIF written after 2008 as a percentage of total primary RIF has been steadily increasing. Our 2009 and later books possess significantly improved credit characteristics when compared to our 2005-2008 books. The loans we insured beginning in 2009, on average, have substantially higher FICO scores and lower LTVs than those insured in 2005-2008. The credit profile of our RIF has also benefited from programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 97.8% of all of our HARP modifications were current as of June 30, 2017. The aggregate of our 2009-2017 book years and our HARP modifications accounted for approximately 83% of our total primary RIF at June 30, 2017 (see table 06).

06	PRIMARY RIF IN BILLIONS

	June 30, 2017		December 31, 2016		June 30, 2016
Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$35,996	74%	$33,368	71%	$30,762	66%
2005 - 2008 (HARP)	4,169	8%	4,489	9%	4,913	11%
Other years (HARP)	354	1%	396	1%	455	1%
Subtotal	40,519	83%	38,253	81%	36,130	78%
Other years (Non-HARP)	1,292	3%	1,475	3%	1,686	4%
2005- 2008 (Non-HARP)	6,660	14%	7,467	16%	8,419	18%
Subtotal	7,952	17%	8,942	19%	10,105	22%
Total Primary RIF	$48,471	100%	$47,195	100%	$46,235	100%

Pool insurance
MGIC has written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $506 million ($239 million on pool policies with aggregate loss limits and $267 million on pool policies without aggregate loss limits) at June 30, 2017 compared to $547 million ($244 million on pool policies with aggregate loss limits and $303 million on pool policies without aggregate loss limits) at December 31, 2016. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

41 | MGIC Investment Corporation - Q2 2017

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2017 and 2016.
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
Net premiums written	$245.8	$250.0	(2)	$482.5	$481.3	—

Net premiums earned	$231.1	$231.5	—	$460.2	$452.8	2
Investment income, net of expenses	29.7	27.2	9	59.2	55.1	7
Net realized investment (losses) gains	—	0.8	N/M	(0.2)	3.9	N/M
Other revenue	2.5	4.0	(38)	4.9	10.4	(53)
Total revenues	$263.3	$263.5	—	$524.1	$522.2	—
NET PREMIUMS WRITTEN AND EARNED
Comparative quarterly results
NPW declined 2% due to lower premium rates on our IIF and a decrease in premiums from single premium policies. NPE declined marginally due to lower premiums from our IIF during the period, mostly offset by declines in ceded premiums and premium refunds when compared to the prior year.

Comparative year to date results
NPW was relatively consistent with the prior year reflecting lower premium rates on our IIF and a decrease in premiums from single premium policies, mostly offset by a decline in ceded premiums. NPE increased 2% due to declines in premium refunds and ceded premiums, offset in part by a decrease in premiums from our IIF during the period compared to the prior year.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the period.

Premium Yield (see table 07)
Premium yield (NPE divided by average IIF) decreased from the prior year periods to 49.9 and 50.0 basis points for Q2 and YTD 2017, respectively, (Q2 2016: 52.5 basis points, YTD 2016: 51.6 basis points) and is influenced by a number of key drivers, which have a varying impact from period to period.

The decline in our premium yield compared to the respective prior year periods reflects:

•
A larger percentage of our earned premiums generated from IIF book years with lower premium rates due to a decline in premium rates in recent periods and a portion of our book years undergoing premium rate resets on their ten-year anniversary, as well as less of a positive impact from acceleration of premium recognition upon cancellation of single premium policies; offset in part by,

•	less of an adverse impact from premium refunds and reinsurance, each primarily due to lower claim activity.

The following table reconciles our premium yield for the three and six months ended June 30, 2017 from the respective prior year periods.

07	PREMIUM YIELD IN BASIS POINTS

	Three Months Ended	Six Months Ended
Premium yield - June 30, 2016	52.5	51.6
Reconciliation:
Change in premium rates	(3.6)	(3.6)
Change in premium refunds and accruals	0.7	1.4
Single premium policy persistency	(0.5)	(0.4)
Reinsurance	0.8	1.0
Premium yield - June 30, 2017	49.9	50.0

MGIC Investment Corporation - Q2 2017 | 42

Reinsurance agreements (see tables 08 and 09)
Our reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.

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

The following table provides additional information related to our reinsurance agreements for 2017 and 2016.

08	QUOTA SHARE REINSURANCE

	As of and For the Six Months Ended June 30,
($ in thousands, unless otherwise stated)	2017	2016
NIW subject to quota share reinsurance agreements	87%	90%
IIF subject to quota share reinsurance agreements	78%	75%

Statements of operations:
Ceded premiums written, net	$57,812	$61,627
% of direct premiums written	11%	11%
Ceded premiums earned, net	$57,812	$61,627
% of direct premiums earned	11%	12%
Profit commission	$63,442	$55,982
Ceding commissions	$24,251	$23,522
Ceded losses incurred	$9,111	$14,583

Mortgage insurance portfolio:
Ceded RIF (in millions)	$11,286	$10,313

09	CAPTIVE REINSURANCE

	As of and For the Six Months Ended June 30,
($ in thousands)	2017	2016
IIF subject to captive reinsurance agreements	1%	2%

Statements of operations:
Ceded premiums written	$2,519	$4,630
% of direct premiums written	0.5%	0.8%
Ceded premiums earned	$2,542	$4,679
% of direct premiums earned	0.5%	0.9%

INVESTMENT INCOME
Comparative quarterly and year to date results
Net investment income in the second quarter of 2017 was $29.7 million, up from $27.2 million in the prior year period. Net investment income in the first six months of 2017 was $59.2 million, up from $55.1 million in the prior year period. The increase in investment income in both periods was due to an increase in the average balance of the investment portfolio along with higher investment yields (see chart 10) over the periods.

43 | MGIC Investment Corporation - Q2 2017

10	PORTFOLIO DURATION IN YEARS INVESTMENT YIELD % OF AVERAGE INVESTMENT PORTFOLIO ASSETS

NET REALIZED INVESTMENT (LOSSES) GAINS
Comparative quarterly and year to date results
Net realized losses for the second quarter and first six months of 2017 were immaterial to our consolidated financial statements in both periods, whereas we recorded net realized gains of $0.8 million and $3.9 million for the second quarter and first six months of 2016, respectively.

The net unrealized gains (losses) position of our investment portfolio (see chart 11) as of June 30, 2017 and December 31, 2016 is as follows.

11	NET UNREALIZED INVESTMENT GAINS (LOSSES) IN MILLIONS

OTHER REVENUE
Comparative quarterly results
Other revenue for the second quarter of 2017 was $2.5 million, down from $4.0 million in the prior year primarily due to a decline in contract underwriting fees.

Comparative year to date results
Other revenue for the first six months of 2017 was $4.9 million, down from $10.4 million in the prior year period. Contract underwriting fees were lower in the current year and the prior year included approximately $4 million of gains recognized upon the substantial liquidation of our Australian operations resulting from changes in foreign currency exchange rates.

Losses and expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Losses incurred, net	$27.3	$46.6	$55.0	$131.6
Amortization of deferred policy acquisition costs	2.6	2.2	4.8	4.2
Other underwriting and operating expenses, net	38.5	35.3	79.3	75.1
Interest expense	14.2	12.2	30.5	26.9
Loss on debt extinguishment	0.1	1.9	0.1	15.3
Total losses and expenses	$82.7	$98.2	$169.7	$253.1

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

MGIC Investment Corporation - Q2 2017 | 44

Losses incurred, net (see table 12)
Comparative quarterly results
Losses incurred, net in the second quarter of 2017 decreased 41% to $27 million compared to $47 million in the prior year. The decrease was due to a decrease in losses and LAE incurred on defaults reported in the current year, offset in part, by a lower amount of favorable development on prior year defaults. Losses incurred on current year defaults declined due to a 10% reduction in new notices received and a lower claim rate on new notices (see chart 14). Favorable development on prior year defaults occurred in the second quarter of 2017 and 2016 due to a lower claim rate on those defaults, offset in part, by increases in our severity assumption (see table 16).

Comparative year to date results
Losses incurred, net in the first six months of 2017 decreased 58% to $55 million compared to $132 million in the prior year. The decrease was due to a decrease in losses and LAE incurred on defaults reported in the current year and higher favorable development on prior year defaults. Losses incurred on current year defaults declined due to a 10% reduction in new notices received and a lower claim rate on new notices (see chart 14). Favorable development on prior year defaults occurred in both the 2017 and 2016 period due to a lower claim rate on those defaults, offset in part, by increases in our severity assumption. The increases in our severity assumption generally reflect a rising trend in our average claim paid (see table 16).

12	COMPOSITION OF LOSSES INCURRED $ IN MILLIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Current year / New notices	$78.5	$104.1	(25)	$158.9	$196.5	(19)
Prior year reserve development	(51.2)	(57.5)	(11)	(103.9)	(64.9)	60
Losses incurred, net	$27.3	$46.6	(41)	$55.0	$131.6	(58)

Loss Ratio (see chart 13)
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decline in the loss ratio in the three and six months ended June 30, 2017 compared to the respective prior year periods was primarily due to a lower level of losses incurred, net.

13	LOSS RATIO

New Notice Claim Rate (see chart 14)

•	Q2 2017: ~11% compared to Q2 2016: ~13%

•	YTD 2017: ~11% compared to YTD 2016: ~13%

•
The new notice claim rate for the second quarter of 2017 increased from that in the first quarter (Q1 2017: ~10.5%) which is directionally consistent with the seasonal pattern in which we experience better cure rates early in the year. The quarterly new notice claim rate during 2016 generally ranged from 12% to 13% and we expect our new notice claim rates during 2017 to be lower than the comparable 2016 rates.

•
New notice activity continues to be primarily driven by loans insured in 2008 and prior (see chart 15), which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

45 | MGIC Investment Corporation - Q2 2017

14	PRIMARY NEW NOTICES IN VOLUME NEW NOTICE CLAIM RATE (1)(2) %

(1)	Claim rate is the approximate quarterly rate.

(2)	Claim rate is the approximate year-to-date rate.

15	NEW NOTICES FROM BOOK YEARS 2008 AND PRIOR IN VOLUME PREVIOUSLY DELINQUENT %

Claims Severity (see table 16)
Factors that impact claim severity include the exposure on the loan (the unpaid principal balance of the loan times our insurance coverage percentage), the amount of time between default and claim filing (which impacts the amount of interest and expenses) and curtailments. All else being equal, the longer the period between default and claim filing, the greater the severity. The majority of loans from 2005-2008 (which represent the majority of loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim if they comply with their obligations under the terms of the master policy.

Changes in our severity estimates resulted in unfavorable development on defaults that occurred in prior years in each of the six months ended June 30, 2017 and 2016, with a higher amount of unfavorable development in the 2016 period. As shown in the following table, the average paid claim, expressed as a percentage of our exposure, following periods of stability increased resulting in a higher severity estimates.

16	CLAIMS SEVERITY TREND

Note: Table excludes material settlements(1).
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2017	$44,747	$49,105	109.7%	35
Q1 2017	$44,238	$49,110	111.0%	35

Q4 2016	43,200	48,297	111.8%	35
Q3 2016	43,747	48,050	109.8%	34
Q2 2016	43,709	47,953	109.7%	35
Q1 2016	44,094	49,281	111.8%	34

Q4 2015	44,342	49,134	110.8%	35
Q3 2015	44,159	48,156	109.1%	33
Q2 2015	44,683	48,587	108.7%	34
Q1 2015	44,403	47,366	106.7%	33
(1) Settlements include amounts paid in settlement disputes for claims paying practices and NPL settlements.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment.  For example, as of June 30, 2017, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve

MGIC Investment Corporation - Q2 2017 | 46

factor would change the reserve amount by approximately +/- $22 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $23 million.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

Net losses and LAE paid
Net losses and LAE paid in the three months ended June 30, 2017 compared to the prior year were relatively unchanged due to losses paid in the current year period under settlement agreements offsetting the decline in losses paid on our primary and pool RIF. Net losses and LAE paid in the six months ended June 30, 2017 declined 24% due to lower claim activity on our primary and pool business and a reduction in losses paid under settlement agreements. The credit profile of our RIF continues to improve and we believe paid claims will continue to decline in 2017 compared to 2016.

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2017 and 2016.
Net Losses and LAE Paid

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Total primary (excluding settlements)	$126	$153	$256	$319
Claims paying practices and NPL settlements(1)	45	4	45	51
Pool (2)	4	14	6	28
Direct losses paid	175	171	307	398
Reinsurance	(6)	(4)	(15)	(14)
Net losses paid	169	167	292	384
LAE	4	5	9	10
Net losses and LAE paid	$173	$172	301	$394

(1)	See Note 12 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and NPL settlements.

(2)
The three and six months ended June 30, 2016 includes $11 million and $21 million, respectively, paid under the terms of the settlement with Freddie Mac. The final payment under this settlement was made on December 1, 2016.

Primary claims paid for the top 15 jurisdictions (based on 2017 losses paid) and all other jurisdictions for the three and six months ended June 30, 2017 and 2016 appears in the following table.
Paid Losses by Jurisdiction

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
New Jersey	$18	$15	35	$31
Florida	14	24	30	50
New York	11	8	21	16
Illinois	7	12	15	23
Pennsylvania	6	7	14	14
Maryland	7	7	14	16
Puerto Rico	5	4	10	8
California	6	6	10	13
Ohio	4	5	8	10
Massachusetts	4	3	8	7
Connecticut	3	3	6	7
Georgia	2	3	6	7
Indiana	3	2	5	5
Virginia	2	3	5	8
Washington	2	5	5	9
All other jurisdictions	32	46	64	95
Total primary (excluding settlements)	$126	$153	256	319

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between default and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2017 losses paid) for the three and six months ended June 30, 2017 and 2016 appears in the following table.
Primary Average Claim Paid

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New Jersey	$85,846	$77,922	$86,363	$81,898
Florida	64,355	59,824	65,712	62,039
New York	79,821	69,563	82,911	67,408
Illinois	43,363	48,778	46,506	48,586
Pennsylvania	42,146	44,040	44,581	43,224
All other jurisdictions	41,465	41,779	40,714	42,546

All jurisdictions	49,105	47,953	49,108	48,635

47 | MGIC Investment Corporation - Q2 2017

Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average exposure of our primary RIF at June 30, 2017, December 31, 2016 and June 30, 2016 and for the top 5 jurisdictions (based on 2017 losses paid) appears in the following table.
Primary Average Exposure

	June 30, 2017	December 31, 2016	June 30, 2016
New Jersey	$63,785	$63,351	$62,795
Florida	50,286	49,908	49,650
New York	52,373	52,006	51,623
Illinois	41,162	40,696	40,707
Pennsylvania	45,031	44,213	43,675
All other jurisdictions	48,036	47,038	46,272

All jurisdictions	48,163	47,276	46,604

Loss reserves
Our primary default rate at June 30, 2017 was 4.11% (YE 2016: 5.04%, June 30, 2016: 5.30%). Our primary default inventory was 41,317 loans at June 30, 2017, representing a decrease of 18% from December 31, 2016 and 21% from June 30, 2016. The reduction in our primary default inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements, collectively exceeding the total number of new defaults on insured loans. In recent periods we have experienced improved cure rates and the overall mix of our default inventory, as represented by the number of missed payments, has improved compared to the prior years. As of June 30, 2017, the percentage of our default inventory that has 12 or more missed payments was 36% (YE 2016: 38%, June 30, 2016: 43%). Generally, the fewer missed payments a defaulted loan has the lower the likelihood it will result in a claim. We expect our default inventory to continue to decline in 2017 from 2016 levels; however, the pace of decline is expected to moderate as our more recent books naturally season.

The gross reserves at June 30, 2017, December 31, 2016 and June 30, 2016 appear in the table below.

Gross Reserves	June 30, 2017		December 31, 2016		June 30, 2016
Primary:
Direct loss reserves (in millions)	$1,093		$1,334		$1,483
IBNR and LAE	72		79		91
Total primary loss reserves	$1,165		$1,413		$1,574

Ending default inventory		41,317		50,282		52,558
Percentage of loans delinquent (default rate)		4.11%		5.04%		5.30%
Average total primary loss reserves per default		$28,206		$28,104		$29,939
Primary claims received inventory included in ending default inventory		1,258		1,385		1,829

Pool(1):
Direct loss reserves (in millions):
With aggregate loss limits	$15		$18		$29
Without aggregate loss limits	6		7		8
Reserve related to Freddie Mac Settlement(2)	—		—		21
Total pool direct loss reserves	$21		$25		$58

Ending default inventory:
With aggregate loss limits		1,124		1,382		1,492
Without aggregate loss limits		387		501		532
Total pool ending default inventory		1,511		1,883		2,024
Pool claims received inventory included in ending default inventory		63		72		95
Other gross reserves (in millions)	$1		$1		$—

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)
See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy. As of December 31, 2016 we had completed our obligation under this settlement agreement.

MGIC Investment Corporation - Q2 2017 | 48

The primary default inventory for the top 15 jurisdictions (based on 2017 losses paid) at June 30, 2017, December 31, 2016 and June 30, 2016 appears in the following table.
Primary Default Inventory by Jurisdiction

	June 30, 2017	December 31, 2016	June 30, 2016
New Jersey	2,003	2,586	2,878
Florida	3,311	4,150	4,626
New York	2,587	3,171	3,377
Illinois	2,195	2,649	2,748
Pennsylvania	2,488	2,984	3,003
Maryland	1,098	1,312	1,344
Puerto Rico	1,614	1,844	2,012
California	1,371	1,590	1,660
Ohio	2,096	2,614	2,726
Massachusetts	867	1,108	1,192
Connecticut	577	690	698
Georgia	1,577	1,853	1,864
Indiana	1,246	1,532	1,593
Virginia	705	885	932
Washington	589	754	851
All other jurisdictions	16,993	20,560	21,054
Total primary default inventory	41,317	50,282	52,558
Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary default inventory by policy year at June 30, 2017, December 31, 2016 and June 30, 2016 appears in the following table.
Primary Default Inventory by Policy Year

	June 30, 2017	December 31, 2016	June 30, 2016
Policy year:
2004 and prior	9,016	11,116	12,134
2005	4,739	5,826	6,479
2006	7,476	9,267	9,928
2007	12,642	15,816	16,564
2008	3,352	4,140	4,376
2009	319	421	424
2010	178	222	214
2011	203	246	242
2012	327	364	332
2013	581	686	595
2014	1,044	1,142	846
2015	947	814	405
2016	469	222	19
2017	24	—	—
Total primary default inventory	41,317	50,282	52,558

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008 (see chart 17). Although uncertainty remains with respect to the ultimate losses we may experience on those books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 23% and 25% of our total primary RIF at June 30, 2017 and December 31, 2016, respectively. Approximately 38% of the remaining primary RIF on our 2005-2008 books of business benefited from HARP as of June 30, 2017 and December 31, 2016.

17	DEFAULT INVENTORY MIX BY BOOK YEAR % OF TOTAL INVENTORY

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2017, 50% of our primary RIF was written subsequent to December 31, 2014, 61% of our primary RIF was written subsequent to December 31, 2013, and 67% of our primary RIF was written subsequent to December 31, 2012.

UNDERWRITING AND OTHER EXPENSES, NET
Comparative quarterly and year to date results
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and six months ended June 30, 2017 were $38.5 million and $79.3 million, respectively, up from $35.3 million and $75.1 million

49 | MGIC Investment Corporation - Q2 2017

in the respective prior year periods. The increases were due to higher depreciation and compensation expenses.

Underwriting expense ratio (see chart 18). The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to NPW. The underwriting expense ratio in the each of the three and six months ended June 30, 2017 increased compared to the respective prior year periods. The increase in the ratio in both periods was primarily due to higher depreciation and compensation expenses in the current year periods; however the three months ended June 30, 2017 was also impacted by lower NPW.

18	UNDERWRITING EXPENSE RATIO

INTEREST EXPENSE
Comparative quarterly and year to date results
Interest expense for the three and six months ended June 30, 2017 was $14.2 million and $30.5 million, respectively, up from $12.2 million and $26.9 million in the respective prior year periods. The increases were due to interest expense incurred on our 5.75% Notes and revolving credit facility, which offset the reduction in interest expense from the maturity of our 5% Notes and elimination of our 2% Notes through conversion and partial redemption during the quarter.

See Note 3 - “Debt” for debt transaction activity in 2017 pertaining to our 2% and 5% Notes and revolving credit facility that will impact the comparability of our interest expense in 2017 relative to 2016.

LOSS ON DEBT EXTINGUISHMENT
Comparative quarterly and year to date results
Loss on debt extinguishment of $1.9 million and $15.3 million for the three and six months ended June 30, 2016, respectively, reflects our repurchase of a portion of our 5% Notes at amounts above our carrying value and MGIC’s purchase of a portion of our 9% Debentures at an amount above fair value, with each transaction resulting in losses. These transactions repositioned the maturity profile of our debt and reduced potentially dilutive shares at the time of their execution.

PROVISION FOR INCOME TAXES AND EFFECTIVE TAX RATE

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except rate)	2017	2016	% Change	2017	2016	% Change
Income before tax	$180.6	$165.2	9%	$354.6	$268.9	32%
Provision for income taxes	$62.0	$56.0	11%	$146.2	$90.5	62%
Effective tax rate	34.3%	33.9%	N/M	41.2%	33.7%	N/M

The difference between our statutory tax rate of 35% and our effective tax rate of 34.3% and 33.9% for the respective three months ended June 30, 2017 and 2016 was primarily due to the benefits of tax preferenced securities. The difference between our statutory rate of 35% and our effective tax rate of 41.2% for the six months ended June 30, 2017 is due to the $27.8 million additional provision recorded for the expected settlement of our IRS litigation more than offsetting benefits of tax preferenced securities. The difference between our statutory tax rate of 35% and our effective tax rate of 33.7% for the six months ended June 30, 2016 was primarily due to the benefits of tax preferenced securities.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation - Q2 2017 | 50

Balance Sheet Review

Total assets and total liabilities
As of June 30, 2017, total assets were $5.6 billion and total liabilities were $2.6 billion. Compared to year-end 2016, this represented a decrease of $134.4 million in total assets and of $580.6 million in total liabilities.

The following sections mainly focus on our cash and cash equivalents and deferred income taxes, net, as these reflect the major developments in our assets and loss reserves and debt as these reflect the major developments in our liabilities since December 31, 2016.

ASSETS
Cash and cash equivalents - The decrease in our cash and cash equivalents reflects the repayment at maturity of our 5% Notes and redemption of a portion of our 2% Notes, offset in large part, by cash flows generated from our operating activities.

Deferred income taxes, net - The decrease in our deferred income taxes, net was primarily due to the utilization of federal net operating loss carryforwards as we generated net income during the first half of 2017.

As of June 30, 2017, our deferred tax asset was $481.4 million. A decrease in the federal statutory rate will result in a one-time reduction in the amount at which our deferred tax asset is recorded, thereby reducing our net income and book value; however, such a decrease will also reduce our effective tax rate in future periods, thereby increasing net income. We estimate that every 1 percentage point reduction in the federal statutory rate would result in a one-time reduction in our deferred tax asset of $13.4 million.

Investment portfolio
Our overall investment portfolio asset allocation (see table 19) and modified duration, remained relatively unchanged compared to December 31, 2016. Our lower level of invested assets (as measured by amortized cost) was offset by an increase in their fair values during the first half of 2017.

19	FIXED INCOME SECURITY RATINGS (1) % OF FIXED INCOME SECURITIES AT FAIR VALUE

	Security Ratings
Period	AAA	AA	A	BBB
June 30, 2017	23%	28%	35%	14%
December 31, 2016	25%	28%	32%	15%
June 30, 2016	23%	30%	32%	15%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

LIABILITIES
Loss reserves - Our loss reserves can be split into two parts: (1) reserves representing estimates of losses and settlement expenses on known delinquencies and (2) IBNR. Our gross liability for both is reduced by reinsurance balances recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 18% to $1.14 billion as of June 30, 2017, from $1.39 billion as of December 31, 2016. Reinsurance balances recoverable on our estimated losses and settlement expenses were $44.8 million and $50.5 million as of June 30, 2017 and December 31, 2016, respectively. The overall decrease in our loss reserves during the first half of 2017 was due to a higher level of losses paid ($301.0 million) relative to losses incurred ($55.0 million).

Debt - The decrease in our consolidated debt was due to the elimination of our 2% Notes in April through a combination of conversions and cash redemptions and repayment of our 5% Notes on May 1, 2017 with holding company cash. See Note 3 - “Debt” for further information on our 2017 debt transactions and remaining outstanding obligations.

Total shareholders’ equity
As of June 30, 2017, total shareholders’ equity amounted to $3.0 billion, an increase of $446.2 million compared to December 31, 2016. The increase in our total shareholders’ equity was due to net income in the first half of 2017, issuance of common stock to holders of our 2% Notes that elected to convert their notes during the second quarter, and an increase in the fair value of our investment portfolio during the first half of 2017.

As described in Note 3 - “Debt”, approximately $202.5 million of principal outstanding on our 2% Notes was converted to shares of common stock in April. This debt conversion resulted in an increase to our shareholders’ equity for the carrying value of the notes, which included outstanding debt issuance costs, at the time of conversion.

51 | MGIC Investment Corporation - Q2 2017

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

	Six Months Ended June 30,
(In thousands)	2017	2016
Total cash provided by (used in):
Operating activities	125,556	54,993
Investing activities	5,419	261,043
Financing activities	(158,477)	(196,182)
(Decrease) increase in cash and cash equivalents	$(27,502)	$119,854
Net cash provided by operating activities for the six months ended June 30, 2017 increased compared to the same period of 2016 primarily due to a lower level of losses paid, net, offset in part by increases in payments for interest and other expenses and a decrease in premiums collected.

Net cash from investing activities for the six months ended June 30, 2017 decreased when compared to the same period of 2016, primarily due to an increase in the percentage of proceeds from the maturity and sales of fixed income securities that were reinvested, a decrease in unsettled investment purchase activity, and an increase in amounts spent on property and equipment.

Net cash used in financing activities for the six months ended June 30, 2017 includes the repayment at maturity of our 5% Notes and redemption of a portion of our 2% Notes, as well as, expenses paid to establish the revolving credit facility and cash remittance of withholding taxes paid by employees through shares withheld upon vesting of restricted stock units.

Net cash used by financing activities for the six months ended June 30, 2016 includes the repurchase of a portion of our 5% Notes and MGIC’s purchase of a portion of our 9% Debentures and cash remittance of withholding taxes paid by employees through shares withheld upon vesting of restricted stock units. These cash uses were offset, in part, by a borrowing from the FHLB.

Capitalization
DEBT AT OUR HOLDING COMPANY AND HOLDING COMPANY LIQUIDITY
Debt - holding company (see charts 20 and 21)
The 5.75% Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. As of June 30, 2017, our holding company’s debt obligations were $814.5 million in aggregate principal. In April 2017, prior to the redemption date of the 2% Notes, holders of approximately $202.5 million of the outstanding principal exercised their rights to convert their notes into shares of our common stock and we repaid the outstanding amount borrowed under our credit facility plus interest incurred. The remaining $5.1 million of our 2% Notes that did not convert were redeemed with holding company cash. The conversion of our 2% Notes into shares of our common stock, along with the cash redemption, eliminated our debt obligation. Our 5% Notes matured on May 1, 2017 and we repaid the $145 million of outstanding principal with holding company cash.

20	HOLDING COMPANY DEBT IN MILLIONS

June 30, 2017	December 31, 2016

*	MGIC owns approximately $132.7 million of our 9% Debentures, which are eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

MGIC Investment Corporation - Q2 2017 | 52

21	REMAINING TIME TO MATURITY OF HOLDING COMPANY DEBT IN MILLIONS

June 30, 2017	December 31, 2016

Liquidity analysis - holding company
As of June 30, 2017, we had approximately $149 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase outstanding debt obligations from time to time, and to settle intercompany obligations. We may also use available holding company cash to repurchase shares of our common stock. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. In addition to investment income, the payment of dividends from our insurance subsidiaries and/or raising capital in the public markets are the principal sources of holding company cash inflow. MGIC is the principal source of dividend-paying capacity, which is restricted by insurance regulation. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the second quarter of 2017, our holding company cash and investments decreased by $302 million, to $149 million as of June 30, 2017. Cash outflows during the quarter at our holding company included a $150 million repayment of our revolving credit facility, $150 million to repay or redeem outstanding debt obligations, $24 million of interest payments (of which $6 million was paid to MGIC), and $10 million to settle investment transactions. Cash inflows during the quarter included $30 million of dividends received from MGIC and other inflows of $2 million. We expect MGIC to continue to pay quarterly dividends. We ask the OCI not to object before MGIC pays dividends.

The net unrealized losses on our holding company investment portfolio were approximately $1 million at June 30, 2017 and the portfolio had a modified duration of approximately 2.7 years.

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

Capital Adequacy
PMIERs
We operate under the PMIERs of the GSEs that became effective December 31, 2015. The revisions to the PMIERS since then have had no impact on our calculation of Available Assets or Minimum Required Assets, or our operations. The GSEs may further amend the PMIERs at any time, and they have broad discretion to interpret the requirements, which could impact the calculation of our Available Assets and/or Minimum Required Assets. The

53 | MGIC Investment Corporation - Q2 2017

PMIERS provide that the factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs have informed us that they currently do not expect any updates to such factors to be effective before the fourth quarter of 2018 and we expect the GSEs will provide notice 180 days prior to the effective date of such updates.

As of June 30, 2017, MGIC’s Available Assets under PMIERs totaled approximately $4.7 billion, an excess of approximately $815 million over its Minimum Required Assets of approximately $3.8 billion; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Our excess Available Assets allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are modified further in the next scheduled review; and will also allow us flexibility to participate in additional business opportunities as they may arise. Our QSR Transactions provided an aggregate of approximately $764 million of PMIERs capital credit as of June 30, 2017.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

(In millions, except ratio)	June 30, 2017	December 31, 2016
RIF - net (1)	$29,925	$28,668
Statutory policyholders’ surplus	1,518	1,505
Statutory contingency reserve	1,413	1,181
Statutory policyholders’ position	$2,931	$2,686
Risk-to-capital	10.2:1	10.7:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

(In millions, except ratio)	June 30, 2017	December 31, 2016
RIF - net (1)	$35,585	$34,465
Statutory policyholders’ surplus	1,520	1,507
Statutory contingency reserve	1,623	1,360
Statutory policyholders’ position	$3,143	$2,867
Risk-to-capital	11.3:1	12.0:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($2.2 billion at June 30, 2017 and $2.6 billion at December 31, 2016) for which loss reserves have been established.

The reductions in MGIC's and our combined insurance companies’ risk-to-capital in the first six months of 2017 were primarily due to an increase in statutory policyholders’ position due to an increase in statutory contingency reserves, partially offset by an increase in net RIF in both calculations. Our RIF, net of reinsurance, increased in the first six months of 2017, due to an increase in our IIF. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

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
For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MGIC Investment Corporation - Q2 2017 | 54

Contractual Obligations

At June 30, 2017, the approximate future payments under our contractual obligations of the type described in the table below are as follows:
Contractual Obligations

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,078.2	$51.4	$102.5	$101.1	$1,823.2
Operating lease obligations	2.6	0.7	1.4	0.5	—
Tax obligations	53.0	53.0	—	—	—
Purchase obligations	18.0	14.0	4.0	—	—
Pension, SERP and other post-retirement plans	287.1	22.7	52.4	57.0	155.0
Other long-term liabilities	1,187.1	557.9	474.9	154.3	—
Total	$3,626.0	$699.7	$635.2	$312.9	$1,978.2
Our long-term debt obligations as of June 30, 2017 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business. See Note 11 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of expected benefit payments under our benefit plans.

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

55 | MGIC Investment Corporation - Q2 2017

Forward Looking Statements and Risk Factors
General:  Our business, results of operations, and financial condition could be affected by the risk factors referred to under “Location of Risk Factors” below. These risk factors are an integral part of Management’s Discussion and Analysis.

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2017, and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by these 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2017, the modified duration of our fixed income investment portfolio was 4.6 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.6% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2017 | 56

PART II.  OTHER INFORMATION

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2017. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
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
In 2016 and the first half of 2017, approximately 5% and 4%, respectively, of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements result in our declining to insure some of the loans originated by our customers, or our insurance rescissions and curtailments affect the customer.
Certain of our competitors have access to capital at a lower cost of capital than we do (including, as a result of off-shore reinsurance vehicles, which are also tax-advantaged). As a result, they may be better positioned to compete outside of traditional mortgage insurance, including if the GSEs pursue alternative forms of credit enhancement. In addition, because of their tax advantages, certain competitors may be able to achieve higher after-tax rates of return on their NIW compared to us, which could allow them to leverage reduced pricing to gain market share.
Substantially all of our insurance written since 2008 has been for loans purchased by Fannie Mae and Freddie Mac (the "GSEs"). The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs require a mortgage insurer to maintain a minimum amount of assets to support its insured risk, as discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.” The PMIERs do not require an insurer to maintain minimum financial strength ratings; however, our financial strength ratings can affect us in the following ways:

•
A downgrade in our financial strength ratings could result in increased scrutiny of our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our new insurance written.

•
Our ability to participate in the non-GSE mortgage market (which has been limited since the financial crisis, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our mortgage insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from Moody’s is Baa3 (with a stable outlook) and from Standard & Poor’s is BBB+ (with a stable outlook).

•	Financial strength ratings may also play a greater role if the GSEs no longer operate in their current capacities,

57 | MGIC Investment Corporation - Q2 2017

for example, due to legislative or regulatory action. In addition, although the PMIERs do not require minimum financial strength ratings, the GSEs consider financial strength ratings to be important when utilizing forms of credit enhancement other than traditional mortgage insurance, as discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance." If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our insurance subsidiaries, our future new insurance written could be negatively affected.
The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
Alternatives to private mortgage insurance include:

•	lenders using FHA, VA and other government mortgage insurance programs,

•	investors using risk mitigation and credit risk transfer techniques other than private mortgage insurance,

•	lenders and other investors holding mortgages in portfolio and self-insuring, and

•
lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.

The GSEs (and other investors) have used alternative forms of credit enhancement other than private mortgage insurance, such as obtaining insurance from non-mortgage insurers, engaging in credit-linked note transactions executed in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors; using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage; or accepting credit risk without credit enhancement. Although the alternative forms of credit enhancement used by the GSEs in the past several years have not displaced primary mortgage insurance, the forms continue to evolve.
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was an estimated 38.9% in the first quarter of 2017, 35.5% in 2016, and 39.3% in 2015. In the past ten years, the FHA’s share has been as low as 17.1% in 2007 and as high as 68.7% in 2009. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how the factors that affect the FHA’s share of new insurance written will change in the future.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was an estimated 27.2% in the first quarter of 2017, 26.6% in 2016, and 23.9% in 2015. The VA’s market share in the first quarter of 2017 was its highest in the past ten years and its lowest market share in the past ten years was 5.4% in 2007. We believe that the VA’s market share has generally been increasing because the VA offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount but no additional monthly expense, and because of an increase in the number of borrowers who are eligible for the VA’s program.
We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of June 30, 2017, MGIC’s Available Assets totaled $4.7 billion, or $0.8 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs could make the PMIERs more onerous in the future; in this regard, the PMIERs provide that the factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs have informed us that they currently do not expect any updates to be effective before the fourth quarter of 2018 and we expect the GSEs will provide notice 180 days

MGIC Investment Corporation - Q2 2017 | 58

prior to the effective date of such updates. The GSEs may amend the PMIERs at any time.

•
The GSEs may reduce the amount of credit they allow under the PMIERs for the risk ceded under our quota share reinsurance transactions. The GSEs’ ongoing approval of those transactions is subject to several conditions and the transactions will be reviewed under the PMIERs at least annually by the GSEs. For more information about the transactions, see our risk factor titled “The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring.”

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

59 | MGIC Investment Corporation - Q2 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 4, 2017.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2017 | 60

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed July 28, 2017)

12	Ratio of Earnings to Fixed Charges

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and through updating of various statistical and other information

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

61 | MGIC Investment Corporation - Q2 2017