Form 10-Q
period 2017-09-30
MGIC INVESTMENT CORP
filed 2017-11-07
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 1-10816
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	October 31, 2017	370,566,801

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

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

FEMA
Federal Emergency Management Agency

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
IADA
Individual Assistance Disaster Area

IBNR
Losses incurred but not reported

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance, as reported to us

/ J
JCT
Joint Committee on Taxation

MGIC Investment Corporation - Q3 2017 | 4

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

5 | MGIC Investment Corporation - Q3 2017

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
NPE minus incurred losses

/ V
VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation - Q3 2017 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	Note	September 30, 2017	December 31, 2016
ASSETS
Investment portfolio:	7 / 8
Securities, available-for-sale, at fair value:
Fixed income (amortized cost, 2017 - $4,666,165; 2016 - $4,717,211)		$4,710,153	$4,685,222
Equity securities		7,239	7,128
Total investment portfolio		4,717,392	4,692,350
Cash and cash equivalents		250,701	155,410
Accrued investment income		42,928	44,073
Reinsurance recoverable on loss reserves	4	45,878	50,493
Reinsurance recoverable on paid losses		4,638	4,964
Premiums receivable		53,938	52,392
Home office and equipment, net		43,157	36,088
Deferred insurance policy acquisition costs		19,024	17,759
Deferred income taxes, net	11	416,167	607,655
Other assets		82,045	73,345
Total assets		$5,675,868	$5,734,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	12	$1,105,151	$1,438,813
Unearned premiums		370,816	329,737
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	418,271	417,406
Convertible senior notes	3	—	349,461
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		239,609	238,398
Total liabilities		2,545,719	3,185,687
Contingencies	5
Shareholders’ equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2017 - 370,562; 2016 - 359,400; shares outstanding 2017 - 370,562; 2016 - 340,663)		370,562	359,400
Paid-in capital		1,846,260	1,782,337
Treasury stock at cost (shares 2016 - 18,737)		—	(150,359)
Accumulated other comprehensive loss, net of tax		(26,097)	(75,100)
Retained earnings		939,424	632,564
Total shareholders’ equity		3,130,149	2,548,842
Total liabilities and shareholders’ equity		$5,675,868	$5,734,529
See accompanying notes to consolidated financial statements.

7 | MGIC Investment Corporation - Q3 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2017	2016	2017	2016
Revenues:
Premiums written:
Direct		$287,918	$283,618	$828,986	$831,022
Assumed		(91)	152	1,882	542
Ceded	4	(31,931)	(33,446)	(92,436)	(99,944)
Net premiums written		255,896	250,324	738,432	731,620
Increase in unearned premiums, net		(18,813)	(12,948)	(41,110)	(41,447)
Net premiums earned		237,083	237,376	697,322	690,173
Investment income, net of expenses		30,402	27,515	89,595	82,572
Net realized investment (losses) gains	7	(47)	5,092	(211)	8,984
Other revenue		2,922	3,867	7,846	14,234
Total revenues		270,360	273,850	794,552	795,963

Losses and expenses:
Losses incurred, net	12	29,747	60,897	84,705	192,499
Amortization of deferred policy acquisition costs		2,985	2,575	7,799	6,781
Other underwriting and operating expenses, net		39,888	37,870	119,164	112,995
Interest expense		13,273	13,536	43,779	40,481
Loss on debt extinguishment		—	75,223	65	90,531
Total losses and expenses		85,893	190,101	255,512	443,287
Income before tax		184,467	83,749	539,040	352,676
Provision for income taxes	11	64,440	27,131	210,593	117,646
Net income		$120,027	$56,618	$328,447	$235,030

Earnings per share:
Basic	6	$0.32	$0.16	$0.91	$0.68
Diluted	6	$0.32	$0.14	$0.86	$0.58

Weighted average common shares outstanding - basic	6	370,586	349,376	359,613	343,403
Weighted average common shares outstanding - diluted	6	391,087	406,050	395,870	421,423
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2017 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2017	2016	2017	2016
Net income		$120,027	$56,618	$328,447	$235,030
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	11,544	(14,434)	49,414	92,731
Benefit plan adjustments		(147)	(241)	(442)	(722)
Foreign currency translation adjustment		—	(10)	31	(974)
Other comprehensive income (loss), net of tax		11,397	(14,685)	49,003	91,035
Comprehensive income		$131,424	$41,933	$377,450	$326,065

See accompanying notes to consolidated financial statements

9 | MGIC Investment Corporation - Q3 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

		Nine Months Ended September 30,
(In thousands)	Note	2017	2016
Common stock
Balance, beginning of period		$359,400	$340,097
Net common stock issued under share-based compensation plans		776	985
Issuance of common stock	13	10,386	18,313
Balance, end of period		370,562	359,395

Paid-in capital
Balance, beginning of period		1,782,337	1,670,238
Net common stock issued under share-based compensation plans		(7,558)	(5,989)
Issuance of common stock	13	60,903	113,146
Tax benefit from share-based compensation		—	100
Equity compensation		10,578	8,753
Reacquisition of convertible junior subordinated debentures-equity component	13	—	(6,337)
Balance, end of period		1,846,260	1,779,911

Treasury stock
Balance, beginning of period		(150,359)	(3,362)
Purchases of common stock	13	—	(108,097)
Reissuance of treasury stock, net	13	150,359	—
Balance, end of period		—	(111,459)

Accumulated other comprehensive (loss) income
Balance, beginning of period		(75,100)	(60,880)
Other comprehensive income, net of tax	9	49,003	91,035
Balance, end of period		(26,097)	30,155

Retained earnings
Balance, beginning of period	2 / 13	632,717	290,047
Net income		328,447	235,030
Reissuance of treasury stock, net		(21,740)	—
Balance, end of period		939,424	525,077

Total shareholders’ equity		$3,130,149	$2,583,079

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2017 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$328,447	$235,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,882	44,324
Deferred tax expense	165,250	111,191
Net realized investment losses (gains)	211	(8,984)
Loss on debt extinguishment	65	90,531
Change in certain assets and liabilities:
Accrued investment income	1,145	(2,086)
Reinsurance recoverable on loss reserves	4,615	(2,376)
Reinsurance recoverable on paid losses	326	(1,313)
Premium receivable	(1,546)	1,048
Deferred insurance policy acquisition costs	(1,265)	(2,167)
Profit commission receivable	(3,899)	(2,005)
Loss reserves	(333,662)	(357,919)
Unearned premiums	41,079	41,353
Return premium accrual	(18,000)	(12,800)
Income taxes payable - current	33,943	822
Other, net	(9,235)	14,337
Net cash provided by operating activities	256,356	148,986

Cash flows from investing activities:
Purchases of investments:
Fixed income securities	(774,985)	(1,105,995)
Equity securities	(58)	(4,315)
Proceeds from sales of fixed income securities	233,198	718,894
Proceeds from maturity of fixed income securities	547,699	432,557
Proceeds from sale of equity securities	—	6,425
Net increase in payable for securities	3,738	3,376
Additions to property and equipment	(12,121)	(4,969)
Net cash (used in) provided by investing activities	(2,529)	45,973

Cash flows from financing activities:
Proceeds from revolving credit facility	150,000	—
Repayment of revolving credit facility	(150,000)	—
Proceeds from issuance of long-term debt	—	573,094
Purchase or repayment of convertible senior notes	(145,620)	(363,778)
Payment of original issue discount - convertible senior notes	(4,504)	(11,250)
Purchase of convertible junior subordinated debentures	—	(100,860)
Payment of original issue discount - convertible junior subordinated debentures	—	(41,540)
Repurchase of common stock	—	(91,597)
Cash portion of loss on debt extinguishment	—	(59,460)
Payment of debt issuance costs	(1,630)	(938)
Payment of withholding taxes related to share-based compensation net share settlement	(6,782)	(5,007)
Net cash used in financing activities	(158,536)	(101,336)
Net increase in cash and cash equivalents	95,291	93,623
Cash and cash equivalents at beginning of period	155,410	181,120
Cash and cash equivalents at end of period	$250,701	$274,743
See accompanying notes to consolidated financial statements.

11 | MGIC Investment Corporation - Q3 2017

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. We operate under the Private Mortgage Insurer Eligibility Requirements ("PMIERs") of the GSEs that became effective December 31, 2015 and have been amended from time to time. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of September 30, 2017, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2016 amounts have been made in the accompanying financial statements to conform to the 2017 presentation.

Subsequent events
We have considered subsequent events through the date of this filing. See Note 12 - “Loss Reserves” for a discussion of the impact recent hurricane activity is having on our notice of default inventory.

Note 2. New Accounting Pronouncements
Adopted Accounting Standards
Improvements to Employee Share-Based Compensation Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that simplifies several aspects of the accounting for employee share-based compensation including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The updated guidance requires that, prospectively, all tax effects related to share-based compensation be made through the statement of operations at the time of settlement. In contrast, the previous guidance required excess tax benefits to be recognized in paid-in capital. The updated guidance also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based compensation are to be reported as operating activities on the statement of cash flows, a change from the existing requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, for tax withholding purposes, entities will be allowed to withhold an amount of shares up to the employee’s maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in tax withholding is to be applied on a modified retrospective approach. This updated guidance became effective January 1, 2017. We adopted this guidance in the first quarter of 2017 and because of the adoption:

•
We recognized discrete tax benefits of $1.5 million in the provision for income taxes on our statement of operations for the nine months ended September 30, 2017 related to excess tax benefits upon vesting of share-based awards during the period.

•	We recognized a cumulative effect adjustment in opening retained earnings as of January 1, 2017 related

MGIC Investment Corporation - Q3 2017 | 12

to the recognition of a deferred tax asset related to suspended tax benefits from vesting transactions occurring in prior years and from the elimination of our forfeiture estimate on share-based awards, which was previously applied only to awards with service conditions.

•	We reclassified excess tax benefits related to share-based compensation for 2016 to operating activities from financing activities.

•	We reclassified employee taxes paid for withheld shares for 2016 to financing activities from operating activities.

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

13 | MGIC Investment Corporation - Q3 2017

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Further, the updated guidance clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entities other deferred tax assets. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and will require recognition of a cumulative effect adjustment at adoption. We do not currently expect the adoption of this guidance to impact our consolidated financial statements or disclosures.

Note 3. Debt
2017 debt transactions
2% Notes
On March 21, 2017, we issued an irrevocable notice of redemption in respect of our outstanding 2% Convertible Senior Notes due on April 1, 2020 (“2% Notes”), with a redemption date of April 21, 2017. In April, holders of approximately $202.5 million of the outstanding principal exercised their rights to convert their notes into shares of our common stock. The remaining $5.1 million of outstanding principal was redeemed for cash. The conversions of the 2% Notes at a rate of 143.8332 shares per $1,000 principal amount resulted in the issuance of approximately 29.1 million shares of our common stock in April. The conversions and cash redemption eliminated our debt obligation. A loss on debt extinguishment of $0.07 million was recognized on the redemption of the $5.1 million of 2% Notes. No gain or loss was recognized from the conversions as the outstanding debt issuance costs associated with the conversions were included in the carrying value of the notes, which was credited to shareholders’ equity at the time of conversion.

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

We are required under the Credit Agreement to pay commitment fees on the average daily amount of the unused revolving commitments of the lenders, and an annual administrative fee to the administrative agent. The Credit Agreement contains affirmative, negative and financial covenants which are customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on dispositions, maximum debt-to-capital ratio, minimum consolidated stockholders' equity, minimum policyholder's position of MGIC, and compliance with the financial requirements of the PMIERs. The Credit Agreement includes customary events of default for facilities of this type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default, payments of all outstanding loans may be accelerated and/or the lenders' commitments may be terminated. Upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the Credit Agreement shall automatically become immediately due and payable, and the lenders' commitments will automatically terminate. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, or the failure to pay interest, principal or fees, the interest rates on all outstanding obligations will be increased.

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

MGIC Investment Corporation - Q3 2017 | 14

First nine months 2016 debt transactions
5.75% Notes
In August 2016, we issued $425 million aggregate principal amount of 5.75% Senior Notes due in 2023 (“5.75% Notes”) and received net proceeds, after the deduction of underwriting fees, of $418.1 million. Interest on the 5.75% Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2017. In addition to underwriting fees, we incurred approximately $1.2 million of other expenses associated with the issuance of these notes. The net proceeds from the 5.75% Notes issuance were primarily used (i) as cash consideration to purchase a portion of our 2% Notes, and (ii) to repurchase the shares issued as partial consideration in the purchases of our 2% Notes, as further described below. The remaining proceeds were held for general corporate purposes.

2% Notes
In the third quarter of 2016, we entered into privately negotiated agreements to purchase $292.4 million in par value of our outstanding 2% Notes at a purchase price of $362.1 million, plus accrued interest. We funded the purchases with $230.7 million in cash proceeds from the issuance of the 5.75% Notes and by issuing to certain sellers approximately 18.3 million shares of our common stock. The excess of the purchase price over carrying value is reflected as a loss on debt extinguishment on our consolidated statements of operations for the three and nine months ended September 30, 2016. The purchases of the 2% Notes reduced our potentially dilutive shares by approximately 42.1 million shares, without considering the shares issued in partial consideration in the purchase of the 2% Notes or the repurchase of shares to offset such shares issued. For more information about the share repurchases, see Note 13 - “Shareholders’ Equity.”

5% Notes
During the first nine months of 2016, we purchased $188.5 million in aggregate par value of our 5% Notes at an aggregate purchase price of $195.5 million for which we recognized losses on debt extinguishment on our consolidated statement of operations for the nine months ended September 30, 2016. The purchases of the 5% Notes reduced our potentially dilutive shares by approximately 14 million shares.

9% Debentures
In February 2016, MGIC purchased $132.7 million in aggregate par value of our 9% Convertible Junior Subordinated Debentures (9% Debentures”) at a purchase price of $150.7 million. The purchase of the 9% Debentures resulted in an $8.3 million loss on debt extinguishment on the consolidated statement of operations for the nine months ended September 30, 2016, which represents the difference between the fair value and the carrying value of the liability component on the purchase date. Our shareholders’ equity was separately reduced by $6.3 million related to the reacquisition of the equity component. For GAAP accounting purposes, the 9% Debentures owned by MGIC are considered retired and are eliminated in our consolidated financial statements and the underlying common stock equivalents, approximately 9.8 million shares, are not included in the computation of diluted shares.

Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of September 30, 2017 and December 31, 2016 were as follows.

(In millions)	September 30, 2017	December 31, 2016
FHLB Advance	$155.0	$155.0
5% Notes	—	145.0
2% Notes	—	207.6
5.75% Notes	425.0	425.0
9% Debentures (1)	256.9	256.9
Long-term debt, par value	836.9	1,189.5
Debt issuance costs	(6.8)	(10.8)
Long-term debt, carrying value	$830.1	$1,178.7

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

Interest payments on our debt obligations appear below.

	Nine Months Ended September 30,
(In millions)	2017	2016
Revolving credit facility	$0.5	$—
FHLB Advance	2.2	1.7
5% Notes	3.6	6.9
2% Notes	2.1	7.0
5.75% Notes	25.1	—
9% Debentures	11.6	15.9
Total interest payments	$45.1	$31.5

15 | MGIC Investment Corporation - Q3 2017

Note 4. Reinsurance
The reinsurance agreements we have entered into are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Premiums earned:
Direct	$268,709	$270,718	$789,317	$789,671
Assumed	312	152	472	542
Ceded	(31,938)	(33,494)	(92,467)	(100,040)
Net premiums earned	$237,083	$237,376	$697,322	$690,173

Losses incurred:
Direct	$35,313	$69,579	$99,122	$216,874
Assumed	(97)	241	69	681
Ceded	(5,469)	(8,923)	(14,486)	(25,056)
Losses incurred, net	$29,747	$60,897	$84,705	$192,499

Quota share reinsurance
We utilize quota share reinsurance to manage our exposure to losses resulting from our mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. Our 2017 quota share reinsurance agreement (“2017 QSR Transaction”) provides coverage on new business written January 1, 2017 through December 29, 2017 that meets certain eligibility requirements. Under the agreement we cede losses incurred and premiums on or after the effective date through December 31, 2028, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021 for a fee, or under specified scenarios for no fee upon prior written notice including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

Our 2015 quota share reinsurance agreement (“2015 QSR Transaction”) covers eligible risk in force written before 2017. The 2015 QSR Transaction cedes losses incurred and premiums through December 31, 2024, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

Each of the reinsurers under our 2015 and 2017 QSR Transactions has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both. The structure of both the 2017 QSR Transaction and 2015 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the QSR Transactions, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%.

Following is a summary of our quota share reinsurance agreements, excluding captive agreements discussed below, for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Ceded premiums written and earned, net of profit commission (1)	$30,880	$31,707	$88,692	$93,334
Ceded losses incurred	5,879	7,432	14,990	22,015
Ceding commissions (2)	12,500	12,137	36,751	35,659
Profit commission	31,621	28,981	95,063	84,963

(1)	Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of QSR Transactions, ceded premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premium due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $35.3 million as of September 30, 2017 and $31.8 million as of December 31, 2016. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

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

The reinsurance recoverable on loss reserves related to captive agreements was $11 million as of September 30, 2017, which was supported by $80 million of trust assets, while as of December 31, 2016, the reinsurance recoverable

MGIC Investment Corporation - Q3 2017 | 16

on loss reserves related to captive agreements was $19 million, which was supported by $91 million of trust assets. Each captive reinsurer is required to maintain a separate trust account to support the risk it has reinsured on all annual books. MGIC is the sole beneficiary of the trusts.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, all of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In each of 2016 and the first nine months of 2017, curtailments reduced our average claim paid by approximately 5.5%.

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

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $289 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.
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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2016 and the first nine months of 2017 was immaterial to our consolidated financial statements.

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

17 | MGIC Investment Corporation - Q3 2017

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. During the quarter ended September 30, 2017, we had 9% Debentures outstanding that could result in potentially issuable shares. For purposes of calculating basic and diluted EPS, vested restricted stock and restricted stock units ("RSUs") are considered outstanding.

The following table reconciles the numerators and denominators used to calculate basic and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Net income	$120,027	$56,618	$328,447	$235,030
Weighted average common shares outstanding - basic	370,586	349,376	359,613	343,403
Basic earnings per share	$0.32	$0.16	$0.91	$0.68

Diluted earnings per share:
Net income	$120,027	$56,618	$328,447	$235,030
Interest expense, net of tax (1):
2% Notes	—	1,324	907	5,288
5% Notes	—	673	1,709	5,080
9% Debentures	3,757	—	11,270	—
Diluted income available to common shareholders	$123,784	$58,615	$342,333	$245,398

Weighted average common shares outstanding - basic	370,586	349,376	359,613	343,403
Effect of dilutive securities:
Unvested RSUs	1,473	1,395	1,367	1,428
2% Notes	—	44,488	11,119	62,707
5% Notes	—	10,791	4,743	13,885
9% Debentures	19,028	—	19,028	—
Weighted average common shares outstanding - diluted	391,087	406,050	395,870	421,423
Diluted earnings per share	$0.32	$0.14	$0.86	$0.58

Antidilutive securities (in millions)	—	19.0	—	20.4

(1)	Tax effected at a rate of 35%.

MGIC Investment Corporation - Q3 2017 | 18

Note 7. Investments
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2017 and December 31, 2016 are shown below.

September 30, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$104,168	$331	$(799)	$103,700
Obligations of U.S. states and political subdivisions	2,069,592	50,505	(6,814)	2,113,283
Corporate debt securities	1,865,640	16,151	(6,536)	1,875,255
ABS	9,857	3	—	9,860
RMBS	198,756	113	(5,973)	192,896
CMBS	308,735	1,517	(4,827)	305,425
CLOs	109,417	446	(129)	109,734
Total debt securities	4,666,165	69,066	(25,078)	4,710,153
Equity securities	7,202	50	(13)	7,239
Total investment portfolio	$4,673,367	$69,116	$(25,091)	$4,717,392

December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,847	$407	$(724)	$73,530
Obligations of U.S. states and political subdivisions	2,147,458	20,983	(25,425)	2,143,016
Corporate debt securities	1,756,461	6,059	(18,610)	1,743,910
ABS	59,519	74	(28)	59,565
RMBS	231,733	102	(7,626)	224,209
CMBS	327,042	769	(7,994)	319,817
CLOs	121,151	226	(202)	121,175
Total debt securities	4,717,211	28,620	(60,609)	4,685,222
Equity securities	7,144	8	(24)	7,128
Total investment portfolio	$4,724,355	$28,628	$(60,633)	$4,692,350

(1)	At September 30, 2017 and December 31, 2016, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The FHLB Advance is secured by eligible collateral whose fair value must be maintained at 102% of the outstanding principal balance. As of September 30, 2017, that collateral is included in our total investment portfolio amount with a total fair value of $167.2 million.

The amortized cost and fair values of debt securities at September 30, 2017, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed in separate categories.

September 30, 2017
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$439,771	$440,227
Due after one year through five years	1,333,112	1,342,110
Due after five years through ten years	972,932	980,813
Due after ten years	1,293,585	1,329,088
	$4,039,400	$4,092,238

ABS	9,857	9,860
RMBS	198,756	192,896
CMBS	308,735	305,425
CLOs	109,417	109,734
Total as of September 30, 2017	$4,666,165	$4,710,153

19 | MGIC Investment Corporation - Q3 2017

At September 30, 2017 and December 31, 2016, the investment portfolio had gross unrealized losses of $25.1 million and $60.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

September 30, 2017	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$74,136	$(524)	$22,423	$(275)	$96,559	$(799)
Obligations of U.S. states and political subdivisions	411,460	(4,520)	85,700	(2,294)	497,160	(6,814)
Corporate debt securities	434,056	(4,367)	75,592	(2,169)	509,648	(6,536)
ABS	2,613	—	—	—	2,613	—
RMBS	37,676	(713)	148,748	(5,260)	186,424	(5,973)
CMBS	126,709	(2,375)	57,189	(2,452)	183,898	(4,827)
CLOs	7,276	(129)	—	—	7,276	(129)
Equity securities	381	(5)	171	(8)	552	(13)
Total	$1,094,307	$(12,633)	$389,823	$(12,458)	$1,484,130	$(25,091)

December 31, 2016	Less Than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$48,642	$(724)	$—	$—	$48,642	$(724)
Obligations of U.S. states and political subdivisions	1,136,676	(24,918)	13,681	(507)	1,150,357	(25,425)
Corporate debt securities	915,777	(16,771)	35,769	(1,839)	951,546	(18,610)
ABS	3,366	(28)	656	—	4,022	(28)
RMBS	46,493	(857)	171,326	(6,769)	217,819	(7,626)
CMBS	205,545	(7,529)	38,587	(465)	244,132	(7,994)
CLOs	13,278	(73)	34,760	(129)	48,038	(202)
Equity securities	568	(15)	137	(9)	705	(24)
Total	$2,370,345	$(50,915)	$294,916	$(9,718)	$2,665,261	$(60,633)
The unrealized losses in all categories of our investments at September 30, 2017 and December 31, 2016 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. There were 343 and 607 securities in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively.

During each of the three and nine months ended September 30, 2017 and 2016 there were no other-than-temporary impairments (“OTTI”) recognized.   The net realized investment gains (losses) on the investment portfolio were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Fixed maturities	$(50)	$1,511	$(227)	$5,397
Equity securities	3	3,581	16	3,587
Net realized investments (losses) gains	$(47)	$5,092	$(211)	$8,984

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Gains on sales	$32	$6,168	$861	$11,677
Losses on sales	(79)	(1,076)	(1,072)	(2,693)
Net realized investments (losses) gains	$(47)	$5,092	$(211)	$8,984

MGIC Investment Corporation - Q3 2017 | 20

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

In accordance with fair value accounting guidance, we applied the following fair value hierarchy to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities and equity securities.

Level 2 - Quoted prices for similar instruments in active markets that we can access; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the instrument. The observable inputs are used in valuation models to calculate the fair value of the instruments. Financial assets utilizing Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-

backed securities, asset-backed securities, and most municipal bonds.

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

21 | MGIC Investment Corporation - Q3 2017

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

________________________

Fair value measurements for assets measured at fair value included the following as of September 30, 2017 and December 31, 2016:
September 30, 2017

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,700	$13,312	$90,388	$—
Obligations of U.S. states and political subdivisions	2,113,283	—	2,112,903	380
Corporate debt securities	1,875,255	—	1,875,255	—
ABS	9,860	—	9,860	—
RMBS	192,896	—	192,896	—
CMBS	305,425	—	305,425	—
CLOs	109,734	—	109,734	—
Total debt securities	4,710,153	13,312	4,696,461	380
Equity securities (1)	7,239	2,971	—	4,268
Total investment portfolio	$4,717,392	$16,283	$4,696,461	$4,648
Real estate acquired (2)	$11,728	$—	$—	$11,728

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.
December 31, 2016

(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,530	$30,690	$42,840	$—
Obligations of U.S. states and political subdivisions	2,143,016	—	2,142,325	691
Corporate debt securities	1,743,910	—	1,743,910	—
ABS	59,565	—	59,565	—
RMBS	224,209	—	224,209	—
CMBS	319,817	—	319,817	—
CLOs	121,175	—	121,175	—
Total debt securities	4,685,222	30,690	4,653,841	691
Equity securities (1)	7,128	2,860	—	4,268
Total investment portfolio	$4,692,350	$33,550	$4,653,841	$4,959
Real estate acquired (2)	$11,748	$—	$—	$11,748

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

MGIC Investment Corporation - Q3 2017 | 22

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2017 and 2016 is shown in the following tables. There were no transfers into or out of Level 3 in those periods and there were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Three Months Ended September 30, 2017
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at June 30, 2017	$577	$4,268	$4,845	$10,271
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(592)
Purchases	—	—	—	8,881
Sales	(197)	—	(197)	(6,832)
Balance at September 30, 2017	$380	$4,268	$4,648	$11,728

Three Months Ended September 30, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at June 30, 2016	$1,056	$6,940	$7,996	$9,642
Total realized/unrealized gains (losses):
Included in other comprehensive income	—	(3,519)	(3,519)	—
Included in earnings and reported as net realized investment gains	—	3,579	3,579	—
Included in earnings and reported as losses incurred, net	—	—	—	(501)
Purchases	—	1,167	1,167	8,938
Sales	(226)	(3,899)	(4,125)	(7,515)
Balance at September 30, 2016	$830	$4,268	$5,098	$10,564

Nine Months Ended September 30, 2017
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2016	$691	$4,268	$4,959	$11,748
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	—	—	—	(818)
Purchases	—	—	—	26,985
Sales	(311)	—	(311)	(26,187)
Balance at September 30, 2017	$380	$4,268	$4,648	$11,728

Nine Months Ended September 30, 2016
(In thousands)	Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2015	$1,228	$2,855	$4,083	$12,149
Total realized/unrealized gains (losses):
Included in earnings and reported as net realized investment gains	—	3,579	3,579	—
Included in earnings and reported as losses incurred, net	—	—	—	(143)
Purchases	—	4,258	4,258	27,953
Sales	(398)	(6,424)	(6,822)	(29,395)
Balance at September 30, 2016	$830	$4,268	$5,098	$10,564
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

23 | MGIC Investment Corporation - Q3 2017

Financial Liabilities Not Measured at Fair Value
We incur financial liabilities in the normal course of our business. The following table presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at September 30, 2017 and December 31, 2016. The fair values of our 5% Notes, 2% Notes, 5.75% Notes, and 9% Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements. In all cases the fair values of the financial liabilities below are categorized as Level 2.

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
FHLB Advance	155,000	154,175	$155,000	$151,905
5% Notes	—	—	144,789	147,679
2% Notes	—	—	204,672	308,605
5.75% Notes	418,271	468,248	417,406	445,987
9% Debentures	256,872	349,798	256,872	323,040
Total financial liabilities	$830,143	$972,221	$1,178,739	$1,377,216

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 are included in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net unrealized investment gains (losses) arising during the period	$17,761	$(22,206)	$76,022	$142,852
Income tax (expense) benefit	(6,217)	7,772	(26,608)	(50,121)
Net of taxes	11,544	(14,434)	49,414	92,731

Net changes in benefit plan assets and obligations	(226)	(370)	(680)	(1,110)
Income tax benefit	79	129	238	388
Net of taxes	(147)	(241)	(442)	(722)

Net changes in unrealized foreign currency translation adjustment	—	(16)	45	(1,496)
Income tax benefit (expense)	—	6	(14)	522
Net of taxes	—	(10)	31	(974)

Total other comprehensive income (loss)	17,535	(22,592)	75,387	140,246
Total income tax (expense) benefit	(6,138)	7,907	(26,384)	(49,211)
Total other comprehensive income (loss), net of tax	$11,397	$(14,685)	$49,003	$91,035

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive loss (“AOCL”) to our consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 are included in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Reclassification adjustment for net realized (losses) gains (1)	$(427)	$5,248	$(2,566)	$5,958
Income tax benefit (expense)	150	(1,837)	898	(1,963)
Net of taxes	(277)	3,411	(1,668)	3,995

Reclassification adjustment related to benefit plan assets and obligations (2)	226	370	680	1,110
Income tax (expense)	(79)	(129)	(238)	(388)
Net of taxes	147	241	442	722

Reclassification adjustment related to foreign currency (3)	—	—	—	1,467
Income tax (expense)	—	—	—	(513)
Net of taxes	—	—	—	954

Total reclassifications	(201)	5,618	(1,886)	8,535
Total income tax benefit (expense)	71	(1,966)	660	(2,864)
Total reclassifications, net of tax	$(130)	$3,652	$(1,226)	$5,671

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

(3)	Increases (decreases) Other revenue on the consolidated statements of operations.

MGIC Investment Corporation - Q3 2017 | 24

A rollforward of AOCL for the nine months ended September 30, 2017, including amounts reclassified from AOCL, are included in the table below.

	Nine Months Ended September 30, 2017
(In thousands)	Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total AOCL
Balance, December 31, 2016, net of tax	$(20,797)	$(54,272)	$(31)	$(75,100)
Other comprehensive income before reclassifications	47,746	—	31	47,777
Less: Amounts reclassified from AOCL	(1,668)	442	—	(1,226)
Balance, September 30, 2017, net of tax	$28,617	$(54,714)	$—	$(26,097)

Note 10. Benefit Plans
The following tables provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)	2017	2016	2017	2016
Service cost	$2,389	$2,283	$203	$188
Interest cost	3,869	3,976	176	176
Expected return on plan assets	(5,025)	(4,877)	(1,312)	(1,222)
Recognized net actuarial loss	1,543	1,464	—	—
Amortization of prior service cost	(107)	(172)	(1,662)	(1,662)
Net periodic benefit cost (benefit)	$2,669	$2,674	$(2,595)	$(2,520)

	Nine Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)	2017	2016	2017	2016
Service cost	$7,167	$6,848	$610	$564
Interest cost	11,606	11,929	529	528
Expected return on plan assets	(15,074)	(14,631)	(3,936)	(3,665)
Recognized net actuarial loss	4,627	4,392	—	—
Amortization of prior service cost	(320)	(515)	(4,987)	(4,987)
Net periodic benefit cost (benefit)	$8,006	$8,023	$(7,784)	$(7,560)

We have made contributions totaling $9.3 million to our qualified pension plan and supplemental executive retirement plan in 2017.

Note 11. Income Taxes
We have approximately $987.6 million of net operating loss (“NOL”) carryforwards on a regular tax basis and $117.9 million of NOL carryforwards for computing the alternative minimum tax as of September 30, 2017. Any unutilized carryforwards are scheduled to expire at the end of tax years 2032 through 2033.

We evaluate the realizability of our deferred tax assets including our NOL carryforwards on a quarterly basis. Based on our analysis, we have concluded that all of our deferred tax assets are fully realizable and therefore no valuation allowance existed at September 30, 2017 and December 31, 2016.

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

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at September 30, 2017, there would also be interest related to these matters of approximately $200.3 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2017, those state taxes and interest would approximate $84.1 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of September 30, 2017 is $141.8 million, which represents the tax benefits generated

25 | MGIC Investment Corporation - Q3 2017

by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.

We filed a petition with the U.S. Tax Court contesting most of the IRS' proposed adjustments reflected in the Notices of Deficiency and the IRS filed an answer to our petition which continued to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. The parties informed the Tax Court in August 2017 that they had reached agreement in principle on all issues in the case and were preparing the documentation reflecting the terms of their agreement. The agreed settlement terms will be subject to review by the Joint Committee on Taxation ("JCT") before a settlement can be completed and there is no assurance that a settlement will be completed. Based on information that we currently have regarding the status of our ongoing dispute, we recorded a provision for additional taxes and interest of $28.4 million in the first nine months of 2017.

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

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $119.8 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of September 30, 2017 and December 31, 2016, we had accrued $50.8 million and $28.9 million, respectively, for the payment of interest.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between default and claim filing; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

The “Losses incurred” section of the table below shows losses incurred on defaults that occurred in the current year and in prior years. The amount of losses incurred relating to defaults that occurred in the current year represents the estimated amount to be ultimately paid on such defaults.  The amount of losses incurred relating to defaults that occurred in prior years represents the difference between the actual claim rate and severity associated with those defaults resolved in the current year compared to the estimated claim rate and severity at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults continuing from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in the default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of defaults by geography and changes in average loan exposure.

Losses incurred on defaults that occurred in the current year decreased in the first nine months of 2017 compared to the same period in 2016, primarily due to a decrease in the estimated claim rate on recently reported defaults and a decrease in the number of new defaults, net of related cures.

For the nine months ended September 30, 2017 and 2016 we experienced favorable prior year loss reserve development, in large part, due to the resolution of approximately 59% and 54%, respectively, of the prior year default inventory, with improved cure rates.

The “Losses paid” section of the table below shows the amount of losses paid on default notices received in the current year and losses paid on default notices received in prior years. For several years, the average time it took to receive a claim associated with a default had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, we have experienced a decline in the average time servicers are utilizing to process

MGIC Investment Corporation - Q3 2017 | 26

foreclosures, which has reduced the average time to receive a claim associated with new notices of default that do not cure. All else being equal, the longer the period between default and claim filing, the greater the severity.

During the first nine months of 2017 and 2016, our losses paid included amounts paid on commutations of coverage on pools of non-performing loans (“NPLs”) and in 2016, our losses paid also included amounts paid in connection with disputes concerning our claims paying practices. The impacts of the commutations of NPLs and settlements were as follows:

•	2017 - 1,337 notices removed from default inventory with an amount paid of $54 million.

•	2016 - 1,273 notices removed from default inventory with an amount paid of $52 million.

Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $68 million and $85 million at September 30, 2017 and December 31, 2016, respectively.

The following table provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
(In thousands)	2017	2016
Reserve at beginning of period	$1,438,813	$1,893,402
Less reinsurance recoverable	50,493	44,487
Net reserve at beginning of period	1,388,320	1,848,915

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	219,485	292,090
Prior years (1)	(134,780)	(99,591)
Total losses incurred	84,705	192,499

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	5,474	5,942
Prior years	407,977	549,706
Reinsurance terminations (2)	301	(2,854)
Total losses paid	413,752	552,794
Net reserve at end of period	1,059,273	1,488,620
Plus reinsurance recoverables	45,878	46,863
Reserve at end of period	$1,105,151	$1,535,483

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

(2)
In a termination, the reinsurance agreement is cancelled, with no future premium ceded and amounts for any incurred but unpaid losses paid to us. Amounts paid to (received from) reinsurers result in an increase (decrease) in net losses paid. The change in net losses paid on our losses incurred is offset by a corresponding change in the reinsurance recoverable, resulting in no net impact on losses incurred.

The prior year development of the reserves in the first nine months of 2017 and 2016 is reflected in the following table.

	Nine months ended September 30,
(In millions)	2017	2016
Decrease in estimated claim rate on primary defaults	$(138)	$(108)
(Decrease) increase in estimated severity on primary defaults	(2)	12
Change in estimates related to pool reserves, LAE reserves and reinsurance	5	(4)
Total prior year loss development (1)	$(135)	$(100)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Default inventory
A rollforward of our primary default inventory for the three and nine months ended September 30, 2017 and 2016 appears in the following table. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the accuracy of the data provided by servicers, the number of business days in a month, transfers of servicing between loan servicers and whether all servicers have provided the reports in a given month.

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Default inventory at beginning of period	41,317	52,558	50,282	62,633
New notices	15,950	17,607	45,352	50,418
Cures	(13,546)	(15,556)	(45,382)	(50,249)
Paids (including those charged to a deductible or captive)	(2,195)	(3,051)	(7,403)	(9,619)
Rescissions and denials	(82)	(125)	(277)	(477)
Other items removed from inventory	(209)	—	(1,337)	(1,273)
Default inventory at end of period	41,235	51,433	41,235	51,433
The decrease in the primary default inventory experienced during 2017 and 2016 was generally across all markets and primarily in book years 2008 and prior. Historically as a default ages it becomes more likely to result in a claim.

27 | MGIC Investment Corporation - Q3 2017

Subsequent event
As shown in the table below, we received an increased number of new default notices in October 2017 compared to October 2016 related to loans in locations that the Federal Emergency Management Agency has declared Individual Assistance Disaster Areas (“IADA”) in connection with recent hurricane activity primarily impacting Texas, Florida, and Puerto Rico.

	For the month ended October 31,
	2017	2016
Default notices for loans in IADAs	3,394	637
Other default notices	4,549	4,882
Total default notices	7,943	5,519

The number of consecutive months a borrower is delinquent is shown in the following table.
Consecutive months in default

	September 30, 2017		December 31, 2016		September 30, 2016
3 months or less	11,331	27%	12,194	24%	12,333	24%
4-11 months	11,092	27%	13,450	27%	12,648	25%
12 months or more (1) (2)	18,812	46%	24,638	49%	26,452	51%
Total primary default inventory	41,235	100%	50,282	100%	51,433	100%

Primary claims received inventory included in ending default inventory:
	1,063	3%	1,385	3%	1,636	3%

(1)
Approximately 45%, 47%, and 48% of the primary default inventory in default for 12 consecutive months or more has been in default for at least 36 consecutive months as of September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

(2)
The majority of items removed from our default inventory were due to commutations of NPLs during the nine months ended September 30, 2017 were in default for 12 consecutive months or more as of December 31, 2016.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the following table.

Number of payments delinquent

	September 30, 2017		December 31, 2016		September 30, 2016
3 payments or less	16,916	41%	18,419	36%	18,374	36%
4-11 payments	10,583	26%	12,892	26%	12,282	24%
12 payments or more (1)	13,736	33%	18,971	38%	20,777	40%
Total primary default inventory	41,235	100%	50,282	100%	51,433	100%

(1)	The majority of items removed from our default inventory were due to commutations of NPLs during the nine months ended September 30, 2017 had 12 or more payments delinquent as of December 31, 2016.

Pool insurance default inventory decreased to 1,426 at September 30, 2017 from 1,883 at December 31, 2016, and 1,979 at September 30, 2016.

Claims paying practices
Our loss reserving methodology incorporates our estimates of future rescissions and curtailments. A variance between ultimate actual rescission and curtailment rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

2017 Capital transactions
2% Notes
As described in Note 3 - “Debt,” in April, holders of approximately $202.5 million of the outstanding principal amount of our 2% Notes exercised their rights to convert their notes into shares of our common stock. As a result, we issued approximately 29.1 million shares of our common stock, of which 18.7 million shares were reissued from our treasury stock and 10.4 million were newly issued shares. The conversions of the notes increased our shareholders’ equity by the carrying value of the notes at the time of conversion.

MGIC Investment Corporation - Q3 2017 | 28

2016 Capital transactions
As described in Note 3 - “Debt,” in the third quarter of 2016, we issued approximately 18.3 million shares of our common stock as consideration for the purchase of certain of our 2% Notes. In the third quarter of 2016, we repurchased an aggregate of approximately 13.5 million shares of our common stock, of which approximately 2.1 million shares were unsettled as of September 30, 2016, at a weighted average price per share of $8.02, which included commissions. The aggregate purchase price of the shares was $108.1 million, which included approximately $16.5 million of cash settled after September 30, 2016. An additional 4.8 million shares were repurchased in October 2016.

As described in Note 3 - “Debt” the purchase of a portion of our 9% Debentures by MGIC, and corresponding elimination of the purchased 9% Debentures in consolidation, resulted in a reduction to our consolidated shareholders’ equity of approximately $6.3 million. This reduction represented the allocated portion of the consideration paid to reacquire the equity component of the 9% Debentures. The reduction was recognized in paid-in capital and was less than the amount ascribed to paid-in capital at original issuance of the 9% Debentures.

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

At September 30, 2017, MGIC’s risk-to-capital ratio was 10.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.9 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed

29 | MGIC Investment Corporation - Q3 2017

full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At September 30, 2017, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 11.1 to 1. Reinsurance agreements with an affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliate, additional capital contributions to the reinsurance affiliate could be needed.

We ask the Commissioner of Insurance of the State of Wisconsin (the “OCI”) not to object before MGIC pays dividends. In the third quarter of 2017, MGIC paid a $40 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as changes in underwriting deductions. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered. For the year ended December 31, 2016, MGIC’s statutory net income was reduced by $490 million to account for the increase in contingency reserves.

The NAIC plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk, minimum capital floors, and action level triggers. Currently, we believe that the PMIERs contain the more restrictive capital requirements in most circumstances.

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

MGIC Investment Corporation - Q3 2017 | 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter and first nine months of 2017. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A.

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

Through our subsidiary MGIC, we are a leading provider of PMI in the United States, as measured by $191 billion of primary IIF at September 30, 2017.

31 | MGIC Investment Corporation - Q3 2017

Overview

Summary Financial Results of MGIC Investment Corporation
	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data, unaudited)	2017	2016	% Change	2017	2016	% Change
Selected statement of operations data
Total revenues	$270.4	$273.9	(1)	$794.6	$796.0	—
Losses incurred, net	29.7	60.9	(51)	84.7	192.5	(56)
Loss on debt extinguishment	—	75.2	N/M	0.1	90.5	N/M
Income before tax	184.5	83.7	120	539.0	352.7	53
Provision for income taxes	64.4	27.1	138	210.6	117.6	79
Net income	120.0	56.6	112	328.4	235.0	40
Diluted income per share	$0.32	$0.14	129	$0.86	$0.58	48

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$184.5	$153.9	20	$539.3	$434.2	24
Adjusted net operating income	120.7	102.4	18	357.0	288.6	24
Adjusted net operating income per diluted share	$0.32	$0.25	28	$0.93	$0.71	31
(1) See “Explanation and Reconciliation of our use of Non-GAAP Financial Measures.”

SUMMARY OF THIRD QUARTER AND YEAR TO DATE 2017 RESULTS
Comparative quarterly results
We recorded third quarter 2017 net income of $120.0 million, or $0.32 per diluted share. Net income increased by $63.4 million compared with net income of $56.6 million in the prior year, due to lower losses incurred, net and the prior year having losses from debt extinguishment transactions. In addition, our diluted weighted average shares outstanding decreased from the prior year due to reductions in our convertible debt outstanding, resulting in a 129% increase in diluted income per share.

Adjusted net operating income for the third quarter 2017 was $120.7 million (Q3 2016: $102.4 million) and adjusted net operating income per diluted share was $0.32 (Q3 2016: $0.25). The 18% increase in adjusted net operating income was driven primarily by lower losses incurred, net. In addition to the increase in adjusted net operating income, our diluted weighted average shares outstanding decreased from the prior year, resulting in a 28% increase in adjusted net operating income per diluted share.

Losses incurred, net were $29.7 million, down 51% compared to the prior year. New delinquency notices in the third quarter were 9% lower than the prior year and the claim rate applied to the new notices was approximately 11%, down from approximately 12% in the prior year. Our estimated claim rate on new notices reflects the current economic environment and anticipated cure activity on the notices received.

Loss on debt extinguishment in the prior year period reflects the repurchases of our 2% Notes at an amount in excess of our carrying value.

The increase in our provision for income taxes in the third quarter of 2017 as compared to the same period in the prior year was primarily due to an increase in our income before tax.

In September 2017, MGIC paid a dividend of $40 million to our holding company and we expect MGIC to continue to pay quarterly dividends.

Comparative year to date results
We recorded net income of $328.4 million, or $0.86 per diluted share during the first nine months 2017. Net income increased by $93.4 million compared with net income of $235.0 million in the same period of 2016, primarily due to lower losses incurred, net and the prior year significant losses from debt extinguishment transactions, partially offset by an increase in our effective tax rate discussed below. In addition, our diluted weighted average shares outstanding decreased from the prior year due to reductions in our convertible debt outstanding, resulting in a 48% increase in diluted income per share.

Adjusted net operating income for the first nine months of 2017 was $357.0 million (2016: $288.6 million) and adjusted net operating income per diluted share was $0.93 (2016: $0.71). The 24% increase in adjusted net operating income was driven primarily by lower losses incurred, net. In addition to the increase in adjusted net operating income, our weighted average shares outstanding decreased from the prior year, resulting in a 31% increase in adjusted net operating income per diluted share.

MGIC Investment Corporation - Q3 2017 | 32

Losses incurred, net were $84.7 million, down 56% compared to the prior year. New delinquency notices in the first nine months of 2017 were 10% lower than the prior year and the claim rate applied to the new notices was approximately 11%, down from approximately 13% in the prior year.

Loss on debt extinguishment in the prior year reflects the repurchases of a portion of our outstanding 2% and 5% Notes at amounts above our carrying values. The loss on debt extinguishment from MGIC’s purchase of our 9% Debentures represents the difference between the fair value and carrying value of the liability component on the purchase date.

The increase in our provision for income taxes for the first nine months of 2017 as compared to the prior year was the result of an increase in our income before tax and an additional provision recorded for the expected settlement of our IRS litigation as more fully described in Note 11 - “Income Taxes” to our consolidated financial statements. Excluding the additional provision and interest related to our IRS litigation, the effective tax rate was approximately 33.8% in the first nine months of 2017, compared to 33.2% in the prior year period.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and nine months ended September 30, 2017 compared to the respective prior year periods.

CAPITAL
The following debt transactions have been completed during 2017:

•
2% Notes - In April, holders of approximately $202.5 million of the outstanding principal amount of the notes exercised their rights to convert their notes to shares of our common stock and we issued approximately 29.1 million shares of our common stock, which included newly issued shares and the reissuance of treasury stock. The remaining $5.1 million of outstanding principal amount of the notes was redeemed for cash. The conversions and cash redemptions eliminated our debt obligation for the 2% Notes and the conversions increased our shareholders’ equity by the carrying value of the converted notes. The notes redeemed for cash eliminated approximately 0.7 million potentially dilutive shares. These shares were included in our calculation of diluted weighted average shares and diluted EPS up to the date of the notes redemption.

•
5% Notes - On May 1, 2017, our 5% Notes matured and were repaid with $145 million of holding company cash. The repayment of our 5% Notes eliminated approximately 10.8 million potentially dilutive shares. These shares were included in our calculation of diluted weighted average shares and diluted EPS up to the date of the notes repayment.

•	Revolving credit facility - In March, we borrowed $150 million on our revolving credit facility to fund, if necessary, the redemption price of our 2% Notes. In April, we repaid the amount borrowed because most holders of our 2% Notes elected to convert their notes.

The above 2% and 5% Notes transactions, along with net income generated in the first nine months of 2017, reduced our long-term debt to shareholders’ equity ratio to approximately 27% as of September 30, 2017, down from approximately 47% as of December 31, 2016.

GSEs
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. Based on our interpretation of the PMIERs, as of September 30, 2017, MGIC’s Available Assets totaled $4.7 billion, an excess of $0.8 billion over its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. Beginning in October 2017, we have begun to receive an increased number of new default notices related to loans in locations that FEMA has declared IADAs in connection with recent hurricane activity primarily impacting Texas, Florida, and Puerto Rico. As a result, our excess Available Assets may decline as the PMIERS require us to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans.
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

33 | MGIC Investment Corporation - Q3 2017

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

At September 30, 2017, MGIC’s risk-to-capital ratio was 10.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $1.9 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.
The NAIC plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk, minimum capital floors, and action level triggers. Currently we believe that the PMIERs contain the more restrictive capital requirements in most circumstances.

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

LOAN MODIFICATIONS AND OTHER SIMILAR PROGRAMS
The federal government, including through the U.S. Department of the Treasury and the GSEs, and several lenders have modification and refinance programs to make loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs have included HAMP, which expired at the end of 2016, and HARP, which is scheduled to expire at the end of 2018. The GSEs have introduced other loan modification programs to replace HAMP.
From 2008 through 2012, we were notified of modifications that cured delinquencies that, had they become paid claims, would have resulted in a material increase in our incurred losses. More recently, the number of modifications has decreased significantly. Nearly all of the reported loan modifications were for loans insured in 2009 and prior.

MGIC Investment Corporation - Q3 2017 | 34

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

As shown in the following table, as of September 30, 2017 approximately 16% of our primary RIF has been modified.

Policy year	HARP Modifications (1)	HAMP & Other Modifications
2003 and prior	11.0%	39.4%
2004	19.0%	40.9%
2005	25.3%	39.3%
2006	28.7%	38.6%
2007	40.2%	30.6%
2008	55.3%	18.2%
2009	35.0%	5.0%
2010 - Q3 2017	—%	0.2%

Total	8.7%	7.7%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of September 30, 2017, based on loan count, the loans associated with 97.6% of HARP modifications and 76.9% of HAMP and other modifications were current.

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

35 | MGIC Investment Corporation - Q3 2017

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

Underwriting and other expenses
Most of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.” Underwriting and other expenses are net of any ceding commission associated with our reinsurance agreements. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance agreements.
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

Loss on debt extinguishment
At times, we may undertake activities to enhance our capital position, improve our debt profile and/or reduce potential dilution from our outstanding convertible debt. Extinguishing our outstanding debt obligations early through these discretionary activities may result in losses primarily driven by the payment of consideration in excess of our carrying value.

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

MGIC Investment Corporation - Q3 2017 | 36

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

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items where applicable. The amounts of adjustments to components of pre-tax operating income (loss) are tax effected using a federal statutory tax rate of 35%.

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

Although adjusted pre-tax operating income (loss) and adjusted net operating income (loss) exclude certain items that have occurred in the past and are expected to occur in the future, the excluded items represent items that are: (1) not viewed as part of the operating performance of our primary activities; or (2) impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends, or both. These adjustments, along with the reasons for their treatment, are described below. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these adjustments. Other companies may calculate these measures differently. Therefore, their measures may not be comparable to those used by us.

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

(3)
Infrequent or unusual non-operating items. Income tax expense related to our IRS dispute is related to past transactions which are non-recurring in nature and are not part of our primary operating activities.

37 | MGIC Investment Corporation - Q3 2017

Non-GAAP Reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income

	Three Months Ended September 30,
	2017			2016
(In thousands, except per share amounts)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)
Income before tax / Net income	$184,467	$64,440	$120,027	$83,749	$27,131	$56,618
Adjustments:
Additional income tax provision related to IRS litigation	—	(619)	619	—	(194)	194
Net realized investment losses (gains)	47	16	31	(5,092)	(1,782)	(3,310)
Loss on debt extinguishment	—	—	—	75,223	26,328	48,895
Adjusted pre-tax operating income / Adjusted net operating income	$184,514	$63,837	$120,677	$153,880	$51,483	$102,397

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			391,087			406,050

Net income per diluted share			$0.32			$0.14
Additional income tax provision related to IRS litigation			—			—
Net realized investment losses (gains)			—			(0.01)
Loss on debt extinguishment			—			0.12
Adjusted net operating income per diluted share			$0.32			$0.25

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income

	Nine Months Ended September 30,
	2017			2016
(In thousands, except per share amounts)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)
Income before tax / Net income	$539,040	$210,593	$328,447	$352,676	$117,646	$235,030
Adjustments:
Additional income tax provision related to IRS litigation	—	(28,402)	28,402	—	(535)	535
Net realized investment losses (gains)	211	74	137	(8,984)	(3,144)	(5,840)
Loss on debt extinguishment	65	23	42	90,531	31,686	58,845
Adjusted pre-tax operating income / Adjusted net operating income	$539,316	$182,288	$357,028	$434,223	$145,653	$288,570

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			395,870			421,423

Net income per diluted share			$0.86			$0.58
Additional income tax provision related to IRS litigation			0.07			—
Net realized investment losses (gains)			—			(0.01)
Loss on debt extinguishment			—			0.14
Adjusted net operating income per diluted share			$0.93			$0.71

MGIC Investment Corporation - Q3 2017 | 38

Mortgage Insurance Portfolio

NEW INSURANCE WRITTEN
According to Inside Mortgage Finance and GSE estimates, total mortgage originations for the third quarter and first nine months of 2017 decreased from the respective prior year periods due to a decline in refinance originations that was only partially offset by an increase in purchase originations. The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is generally influenced by the mix of purchase and refinance originations as PMI market share is 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations for FHA, VA, and USDA.

NIW for the third quarter of 2017 was $14.1 billion (Q3 2016: $14.2 billion) and for the first nine months of 2017 was $36.3 billion (YTD 2016: $35.1 billion) and continued to have what we believe are favorable risk characteristics (see tables 01 and 02). The percentage of purchase mortgages insured increased in the three and nine months ended September 30, 2017 compared to the same periods of the prior year because the level of refinance transactions declined as mortgage interest rates in the current year were generally higher than those in 2016, particularly in the third quarter of 2016 when rates neared historic lows (see table 04).

01	PRIMARY NIW BY FICO SCORE % OF PRIMARY NIW

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
740 and greater	58.7%	61.2%	58.9%	58.5%
700-739	25.8%	24.8%	25.9%	25.5%
660-699	12.2%	11.3%	12.0%	12.7%
659 and less	3.3%	2.7%	3.2%	3.3%

02	LOAN-TO-VALUE % OF PRIMARY NIW

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
95.01% and above	11.6%	6.0%	10.0%	5.5%
90.01% to 95.00%	46.4%	46.9%	47.2%	48.8%
85.01% to 90.00%	29.3%	31.9%	29.8%	31.8%
80.01% to 85%	12.7%	15.2%	13.0%	13.9%

03	POLICY PAYMENT TYPE % OF PRIMARY NIW

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Monthly premiums	80.3%	82.0%	81.6%	79.8%
Single premiums	19.5%	17.7%	18.2%	19.9%
Annual premiums	0.2%	0.3%	0.2%	0.3%

04	TYPE OF MORTGAGE % OF PRIMARY NIW

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Purchases	90.7%	80.8%	89.0%	81.9%
Refinances	9.3%	19.2%	11.0%	18.1%
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

Persistency
Our persistency was 78.8% at September 30, 2017 compared to 76.9% at December 31, 2016 and 78.3% at September 30, 2016. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. With the current and expected level of mortgage interest rates we expect a low level of refinance activity and that our persistency will increase gradually in subsequent periods.

05	INSURANCE AND RISK IN FORCE IN BILLIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2017	2016	2017	2016
NIW	$14.1	$14.2	$36.3	$35.1
Cancellations	(10.4)	(11.6)	(27.3)	(29.5)
Increase in primary IIF	$3.7	$2.6	$9.0	$5.6

(In billions)			2017	2016
Direct primary IIF as of September 30,			$191.0	$180.1
Direct primary RIF as of September 30,			$49.4	$46.8

39 | MGIC Investment Corporation - Q3 2017

CREDIT PROFILE OF OUR PRIMARY RIF (see table 06)
Our total primary RIF written after 2008 as a percentage of total primary RIF has been steadily increasing. Our 2009 and later books possess significantly improved credit characteristics when compared to our 2005-2008 books. The loans we insured beginning in 2009, on average, have substantially higher FICO scores and lower LTVs than those insured in 2005-2008. The credit profile of our RIF has also benefited from programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 97.6% of all of our HARP modifications were current as of September 30, 2017. The aggregate of our 2009-2017 book years and our HARP modifications accounted for approximately 85% of our total primary RIF at September 30, 2017 (see table 06).

06	PRIMARY RIF $ IN BILLIONS

	September 30, 2017		December 31, 2016		September 30, 2016
Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$37,700	76%	$33,368	71%	$32,242	69%
2005 - 2008 (HARP)	3,957	8%	4,489	9%	4,673	10%
Other years (HARP)	328	1%	396	1%	423	1%
Subtotal	41,985	85%	38,253	81%	37,338	80%
Other years (Non-HARP)	1,177	2%	1,475	3%	1,577	3%
2005- 2008 (Non-HARP)	6,219	13%	7,467	16%	7,918	17%
Subtotal	7,396	15%	8,942	19%	9,495	20%
Total Primary RIF	$49,381	100%	$47,195	100%	$46,833	100%

Pool insurance
MGIC has written no new pool insurance since 2009, however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $489 million ($238 million on pool policies with aggregate loss limits and $251 million on pool policies without aggregate loss limits) at September 30, 2017 compared to $547 million ($244 million on pool policies with aggregate loss limits and $303 million on pool policies without aggregate loss limits) at December 31, 2016. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

MGIC Investment Corporation - Q3 2017 | 40

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2017 and 2016.
Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
Net premiums written	$255.9	$250.3	2	$738.4	$731.6	1

Net premiums earned	$237.1	$237.4	—	$697.3	$690.2	1
Investment income, net of expenses	30.4	27.5	11	89.6	82.6	8
Net realized investment (losses) gains	—	5.1	N/M	(0.2)	9.0	N/M
Other revenue	2.9	3.9	(26)	7.8	14.2	(45)
Total revenues	$270.4	$273.9	(1)	$794.5	$796.0	—
NET PREMIUMS WRITTEN AND EARNED
Comparative quarterly results
NPW increased 2% due to a decline in premium refunds and lower ceded premiums due to a higher profit commission. NPE declined marginally due to lower premiums from our IIF during the period, mostly offset by declines in ceded premiums and premium refunds when compared to the prior year.

Comparative year to date results
NPW increased 1% due to a decline in premium refunds and lower ceded premiums due to a higher profit commission, offset in part by a decrease in premiums from our IIF during the period compared to the prior year. NPE increased 1% due to declines in premium refunds and ceded premiums, offset in part by a decrease in premiums from our IIF during the period compared to the prior year.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the period.

Premium Yield (see table 07)
Premium yield (NPE divided by average IIF) decreased from the prior year periods to 50.1 and 49.8 basis points for Q3 and YTD 2017, respectively, (Q3 2016: 53.1 basis points, YTD 2016: 51.9 basis points) and is influenced by a number of key drivers, which have a varying impact from period to period.

The decline in our premium yield compared to the respective prior year periods reflects:

•
A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent periods and a portion of our book years undergoing premium rate resets on their ten-year anniversary, as well as less of a positive impact from acceleration of premium recognition upon cancellation of single premium policies; offset in part by,

•	less of an adverse impact from premium refunds and reinsurance, each primarily due to lower claim activity.

The following table reconciles our premium yield for the three and nine months ended September 30, 2017 from the respective prior year periods.

07	PREMIUM YIELD IN BASIS POINTS

	Three Months Ended	Nine Months Ended
Premium yield - September 30, 2016	53.1	51.9
Reconciliation:
Change in premium rates	(3.9)	(3.7)
Change in premium refunds and accruals	1.0	1.3
Single premium policy persistency	(0.9)	(0.6)
Reinsurance	0.8	0.9
Premium yield - September 30, 2017	50.1	49.8

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

41 | MGIC Investment Corporation - Q3 2017

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

The following tables provide additional information related to our reinsurance agreements for 2017 and 2016.

08	QUOTA SHARE REINSURANCE

	As of and For the Nine Months Ended September 30,
($ in thousands, unless otherwise stated)	2017	2016
NIW subject to quota share reinsurance agreements	87%	89%
IIF subject to quota share reinsurance agreements	78%	75%

Statements of operations:
Ceded premiums written, net	$88,692	$93,334
% of direct premiums written	11%	11%
Ceded premiums earned, net	$88,692	$93,334
% of direct premiums earned	11%	12%
Profit commission	$95,063	$84,963
Ceding commissions	$36,751	$35,659
Ceded losses incurred	$14,990	$22,015

Mortgage insurance portfolio:
Ceded RIF (in millions)	$11,619	$10,537

09	CAPTIVE REINSURANCE

	As of and For the Nine Months Ended September 30,
($ in thousands)	2017	2016
IIF subject to captive reinsurance agreements	1%	2%

Statements of operations:
Ceded premiums written	$3,516	$6,265
% of direct premiums written	0.4%	0.8%
Ceded premiums earned	$3,545	$6,361
% of direct premiums earned	0.4%	0.8%

INVESTMENT INCOME
Comparative quarterly and year to date results
Net investment income in the third quarter of 2017 was $30.4 million, up from $27.5 million in the prior year period. Net investment income in the first nine months of 2017 was $89.6 million, up from $82.6 million in the prior year period. The increase in investment income in both periods was due to an increase in the average balance of the investment portfolio along with higher investment yields over the periods.

NET REALIZED INVESTMENT (LOSSES) GAINS
Comparative quarterly and year to date results
Net realized losses for the third quarter and first nine months of 2017 were immaterial to our consolidated financial statements in both periods, whereas we recorded net realized gains of $5.1 million and $9.0 million for the third quarter and first nine months of 2016, respectively.

The net unrealized gains (losses) position of our investment portfolio) as of September 30, 2017 and December 31, 2016 is presented in the following chart (10).

10	NET UNREALIZED INVESTMENT GAINS (LOSSES) IN MILLIONS

MGIC Investment Corporation - Q3 2017 | 42

OTHER REVENUE
Comparative quarterly results
Other revenue for the third quarter of 2017 was $2.9 million, down from $3.9 million in the prior year primarily due to a decline in contract underwriting fees.

Comparative year to date results
Other revenue for the first nine months of 2017 was $7.8 million, down from $14.2 million in the prior year period. Contract underwriting fees were lower in the current year and the prior year included approximately $4 million of gains recognized upon the substantial liquidation of our Australian operations resulting from changes in foreign currency exchange rates.
Losses and expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Losses incurred, net	$29.7	$60.9	$84.7	$192.5
Amortization of deferred policy acquisition costs	3.0	2.6	7.8	6.8
Other underwriting and operating expenses, net	39.9	37.9	119.2	113.0
Interest expense	13.3	13.5	43.8	40.5
Loss on debt extinguishment	—	75.2	0.1	90.5
Total losses and expenses	$85.9	$190.1	$255.6	$443.3

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

Losses incurred, net (see table 11)
Comparative quarterly results
Losses incurred, net in the third quarter of 2017 decreased 51% to $30 million compared to $61 million in the prior year. The decrease was due to a decrease in losses and LAE incurred on defaults reported in the current year. Losses incurred on current year defaults declined due to a 9% reduction in new notices received and a lower claim rate on new notices (see chart 13). Favorable development on prior year defaults occurred in the third quarter of 2017 and 2016 primarily due to a lower claim rate.

Comparative year to date results
Losses incurred, net in the first nine months of 2017 decreased 56% to $85 million compared to $192 million in the prior year. The decrease was due to a decrease in losses and LAE incurred on defaults reported in the current year and higher favorable development on prior year defaults. Losses incurred on current year defaults declined due to a 10% reduction in new notices received and a lower claim rate on new notices (see chart 13). Favorable development on prior year defaults occurred in both the 2017 and 2016 periods primarily due to a lower claim rate. The favorable development in 2016 was partially offset by an increase in our severity assumption. The increase in our severity assumption generally reflected a rising trend in our average claim paid at that time (see table 15).

11	COMPOSITION OF LOSSES INCURRED $ IN MILLIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Current year / New notices	$60.6	$95.5	(37)	$219.5	$292.1	(25)
Prior year reserve development	(30.8)	(34.7)	(11)	(134.8)	(99.6)	35
Losses incurred, net	$29.7	$60.9	(51)	$84.7	$192.5	(56)

43 | MGIC Investment Corporation - Q3 2017

Loss Ratio (see chart 12)
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decline in the loss ratio in the three and nine months ended September 30, 2017 compared to the respective prior year periods was primarily due to a lower level of losses incurred, net.

12	LOSS RATIO

New Notice Claim Rate (see chart 13)

•	Q3 2017: ~11% compared to Q3 2016: ~12%

•	YTD 2017: ~11% compared to YTD 2016: ~13%

•
The quarterly new notice claim rate during 2017 has generally ranged from 10.5% to 11%, down from the same prior year period in which the new notice claim rate generally ranged from 12% to 13%. We expect our new notice claim rates for the remainder of 2017 to be lower than the comparable 2016 rates.

•
New notice activity continues to be primarily driven by loans insured in 2008 and prior (see chart 14), which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

13	PRIMARY NEW NOTICE COUNT NOTICE CLAIM RATE (1)(2) %

(1)	Claim rate is the approximate quarterly rate.

(2)	Claim rate is the approximate year-to-date rate.

14	NEW NOTICE COUNT FROM BOOK YEARS 2008 AND PRIOR PREVIOUSLY DELINQUENT %

MGIC Investment Corporation - Q3 2017 | 44

Claims Severity (see table 15)
Factors that impact claim severity include the exposure on the loan (the unpaid principal balance of the loan times our insurance coverage percentage), the amount of time between default and claim filing (which impacts the amount of interest and expenses) and curtailments. All else being equal, the longer the period between default and claim filing, the greater the severity. As discussed in Note 12 - “Loss Reserves”, the average time servicers are utilizing to process foreclosures has shortened and therefore we expect the average number of missed payments at the time a claim is received to be approximately 18 to 24 for new notices received in future periods. In recent periods, defaults resulting in claim payments had an average of 35 missed payments at the claim received date. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans from 2005-2008 (which represent the majority of loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim if they comply with their obligations under the terms of the master policy.

15	CLAIMS SEVERITY TREND

Note: Table excludes material settlements(1).
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2017	$43,313	$46,389	107.1%	35
Q2 2017	44,747	49,105	109.7%	35
Q1 2017	44,238	49,110	111.0%	35

Q4 2016	43,200	48,297	111.8%	35
Q3 2016	43,747	48,050	109.8%	34
Q2 2016	43,709	47,953	109.7%	35
Q1 2016	44,094	49,281	111.8%	34

Q4 2015	44,342	49,134	110.8%	35
Q3 2015	44,159	48,156	109.1%	33
Q2 2015	44,683	48,587	108.7%	34
Q1 2015	44,403	47,366	106.7%	33
(1) Settlements include amounts paid in settlement disputes for claims paying practices and commutations of NPLs.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment.  For example, as of September 30, 2017, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $20 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $23 million.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

Net losses and LAE paid
Net losses and LAE paid in the three and nine months ended September 30, 2017 declined 30% and 25%, respectively, compared to the same periods in the prior year due to lower claim activity on our primary and pool business and a reduction in losses paid under settlement agreements. We believe losses and LAE paid will continue to decline as the credit profile of our RIF continues to improve and our delinquent inventory declines.

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2017 and 2016.
Net Losses and LAE Paid

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Total primary (excluding settlements)	$101	$147	$357	$466
Claims paying practices and NPL settlements(1)	9	1	54	52
Pool (2)	2	14	8	42
Direct losses paid	112	162	419	560
Reinsurance	(3)	(5)	(18)	(19)
Net losses paid	109	157	401	541
LAE	4	4	13	14
Net losses and LAE paid	$113	$161	$414	$555

(1)	See Note 12 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

(2)
The three and nine months ended September 30, 2016 includes $11 million and $32 million, respectively, paid under the terms of the settlement with Freddie Mac. The final payment under this settlement was made on December 1, 2016.

45 | MGIC Investment Corporation - Q3 2017

Primary claims paid for the top 15 jurisdictions (based on 2017 losses paid) and all other jurisdictions for the three and nine months ended September 30, 2017 and 2016 appears in the following table.
Paid Losses by Jurisdiction

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
New Jersey	$12	$14	$47	$45
Florida	10	19	40	69
New York	8	11	29	27
Illinois	7	10	22	33
Maryland	5	7	19	23
Pennsylvania	4	7	18	21
California	5	7	15	20
Puerto Rico	5	3	15	11
Ohio	4	6	12	16
Massachusetts	2	4	10	11
Connecticut	3	3	9	10
Georgia	2	3	8	10
Virginia	2	4	8	12
Indiana	2	3	7	8
Washington	1	4	6	13
All other jurisdictions	29	42	92	137
Total primary (excluding settlements)	$101	$147	$357	466

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between default and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2017 losses paid) for the three and nine months ended September 30, 2017 and 2016 appears in the following table.
Primary Average Claim Paid

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New Jersey	$84,426	$82,061	$85,868	$81,949
Florida	56,482	58,540	63,121	61,065
New York	73,285	84,634	80,077	73,150
Illinois	45,750	53,620	46,276	50,004
Maryland	72,153	65,978	76,864	72,639
All other jurisdictions	38,882	40,400	39,124	40,824
All jurisdictions	46,389	48,050	48,302	48,449

Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average exposure of our primary RIF at September 30, 2017, December 31, 2016 and September 30, 2016 and for the top 5 jurisdictions (based on 2017 losses paid) appears in the following table.
Primary Average Exposure

	September 30, 2017	December 31, 2016	September 30, 2016
New Jersey	$64,178	$63,351	$63,146
Florida	50,372	49,908	49,714
New York	52,663	52,006	51,845
Illinois	41,409	40,696	40,732
Maryland	65,341	63,812	63,652
All other jurisdictions	48,048	46,481	46,160

All jurisdictions	48,694	47,276	46,983

Hurricanes Harvey, Irma, and Maria
As discussed in Note 12 - “Loss Reserves,” recent hurricane activity primarily impacting Texas, Florida, and Puerto Rico has increased the number of new notices of default reported to us in October and we expect to continue to see elevated levels of new notice activity on loans in the impacted areas through the remainder of 2017. Based on our analysis and past experience, we expect the majority of new defaults in the hurricane affected areas to cure and to not result in a material increase in our incurred losses or losses paid. When establishing our loss reserves in the near-term, we expect to apply a lower estimated claim rate to new default notices from the affected areas than the claim rate we apply to other notices in our default inventory. See our risk factors titled “Recent hurricanes may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs” and “Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns” for factors that could cause our actual results to differ from our expectations expressed in this paragraph.

MGIC Investment Corporation - Q3 2017 | 46

Loss reserves
Our primary default rate at September 30, 2017 was 4.07% (YE 2016: 5.04%, September 30, 2016: 5.16%). Our primary default inventory contained 41,235 loans at September 30, 2017, representing a decrease of 18% from December 31, 2016 and 20% from September 30, 2016. The reduction in our primary default inventory is the result of the total number of defaulted loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements, collectively exceeding the total number of new defaults on insured loans. In recent periods, we have experienced improved cure rates and the overall mix of our default inventory, as represented by the number of missed payments, has improved compared to the prior years. As of September 30, 2017, the percentage of our default inventory that has 12 or more missed payments was 33% (YE 2016: 38%, September 30, 2016: 40%). Generally, a defaulted loan with fewer missed payments is less likely to result in a claim. We expect our default inventory to continue to decline; however, the pace of decline will be impacted by the rate our recent books naturally season, commutations of NPL’s, settlement agreements, and the recent hurricane activity discussed above.

The gross reserves at September 30, 2017, December 31, 2016 and September 30, 2016 appear in the table below.

Gross Reserves	September 30, 2017		December 31, 2016		September 30, 2016
Primary:
Direct loss reserves (in millions)	$1,026		$1,334		$1,408
IBNR and LAE	64		79		85
Total primary loss reserves	$1,090		$1,413		$1,493

Ending default inventory		41,235		50,282		51,433
Percentage of loans delinquent (default rate)		4.07%		5.04%		5.16%
Average total primary loss reserves per default		$26,430		$28,104		$29,027
Primary claims received inventory included in ending default inventory		1,063		1,385		1,636

Pool(1):
Direct loss reserves (in millions):
With aggregate loss limits	$10		$18		$24
Without aggregate loss limits	5		7		8
Reserve related to Freddie Mac Settlement(2)	—		—		10
Total pool direct loss reserves	$15		$25		$42

Ending default inventory:
With aggregate loss limits		1,057		1,382		1,456
Without aggregate loss limits		369		501		523
Total pool ending default inventory		1,426		1,883		1,979
Pool claims received inventory included in ending default inventory		42		72		87
Other gross reserves (in millions)	$—		$1		$—

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2)
See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy. As of December 31, 2016, we had completed our obligation under this settlement agreement.

47 | MGIC Investment Corporation - Q3 2017

The primary default inventory for the top 15 jurisdictions (based on 2017 losses paid) at September 30, 2017, December 31, 2016 and September 30, 2016 appears in the following table.
Primary Default Inventory by Jurisdiction

	September 30, 2017	December 31, 2016	September 30, 2016
New Jersey	1,917	2,586	2,756
Florida	3,379	4,150	4,372
New York	2,519	3,171	3,269
Illinois	2,203	2,649	2,744
Maryland	1,067	1,312	1,328
Pennsylvania	2,478	2,984	2,997
California	1,394	1,590	1,592
Puerto Rico	1,558	1,844	1,974
Ohio	2,038	2,614	2,637
Massachusetts	840	1,108	1,158
Connecticut	589	690	678
Georgia	1,519	1,853	1,861
Virginia	729	885	896
Indiana	1,232	1,532	1,585
Washington	551	754	811
All other jurisdictions	17,222	20,560	20,775
Total primary default inventory	41,235	50,282	51,433
Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary default inventory by policy year at September 30, 2017, December 31, 2016 and September 30, 2016 appears in the following table.
Primary Default Inventory by Policy Year

	September 30, 2017	December 31, 2016	September 30, 2016
Policy year:
2004 and prior	8,859	11,116	11,753
2005	4,678	5,826	6,113
2006	7,289	9,267	9,698
2007	12,383	15,816	16,088
2008	3,179	4,140	4,236
2009	298	421	412
2010	176	222	213
2011	194	246	239
2012	339	364	357
2013	623	686	644
2014	1,179	1,142	1,008
2015	1,164	814	597
2016	745	222	75
2017	129	—	—
Total primary default inventory	41,235	50,282	51,433

Our results of operations continue to be negatively impacted by the mortgage insurance we wrote during 2005 through 2008 (see chart 16). Although uncertainty remains with respect to the ultimate losses we may experience on those books of business, as we continue to write new insurance on high-quality mortgages, those books have become a smaller percentage of our total portfolio, and we expect this trend to continue. Our 2005 through 2008 books of business represented approximately 21% and 25% of our total primary RIF at September 30, 2017 and December 31, 2016, respectively. Approximately 39% and 38% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of September 30, 2017 and December 31, 2016, respectively.

16	DEFAULT INVENTORY MIX BY BOOK YEAR % OF TOTAL INVENTORY

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2017, 55% of our primary RIF was written subsequent to December 31, 2014, 64% of our primary RIF was written subsequent to December 31, 2013, and 70% of our primary RIF was written subsequent to December 31, 2012.

UNDERWRITING AND OTHER EXPENSES, NET
Comparative quarterly and year to date results
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and nine months ended September 30, 2017 were $39.9 million and $119.2 million, respectively, up from $37.9 million and $113.0 million in the respective prior year periods. The increases

MGIC Investment Corporation - Q3 2017 | 48

were primarily due to higher depreciation and compensation expenses.

Underwriting expense ratio (see chart 17). The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to NPW. The underwriting expense ratio in the each of the three and nine months ended September 30, 2017 increased compared to the respective prior year periods. The increase in the ratio in both periods was primarily due to higher depreciation and compensation expenses in the current year periods; offset in part by increases in NPW in both periods.

17	UNDERWRITING EXPENSE RATIO

INTEREST EXPENSE
Comparative quarterly and year to date results
Interest expense for the three months ended September 30, 2017 was $13.3 million, down from $13.5 million in the prior year period. Interest expense for the nine months ended September 30, 2017 was $43.8 million up from $40.5 million in the same period of the prior year due to interest expense incurred on our 5.75% Notes and revolving credit facility, which offset the reduction in interest expense from the maturity of our 5% Notes and elimination of our 2% Notes through conversion and partial redemption during the period.

See Note 3 - “Debt” for debt transaction activity impacting the comparability of our interest expense in 2017 relative to 2016.

LOSS ON DEBT EXTINGUISHMENT
Comparative quarterly and year to date results
Loss on debt extinguishment of $75.2 million for the three months ended September 30, 2016 reflects the repurchase of a portion of our 2% Notes at amounts above our carrying value. Loss on debt extinguishment of $90.5 million for the nine months ended September 30, 2016 primarily reflects the repurchase of our 2% Notes at an amount in excess of our carrying value in the third quarter. The amount also includes the repurchase of a portion of our 5% Notes at an amount in excess of our carrying value, and MGIC’s purchase of a portion of our 9% Debentures with the loss representing the difference between the fair value and carrying value of the liability component on the purchase date. These transactions repositioned the maturity profile of our debt and reduced potentially dilutive shares at the time of their execution.

PROVISION FOR INCOME TAXES AND EFFECTIVE TAX RATE

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except rate)	2017	2016	% Change	2017	2016	% Change
Income before tax	$184.5	$83.7	120%	$539.0	$352.7	53%
Provision for income taxes	$64.4	$27.1	138%	$210.6	$117.6	79%
Effective tax rate	34.9%	32.4%	N/M	39.1%	33.3%	N/M

The difference between our statutory tax rate of 35% and our effective tax rate of 34.9% and 32.4% for the respective three months ended September 30, 2017 and 2016 was primarily due to the benefits of tax preferenced securities. The difference between our statutory rate of 35% and our effective tax rate of 39.1% for the nine months ended September 30, 2017 is due to the $28.4 million additional provision recorded for the expected settlement of our IRS litigation more than offsetting benefits of tax preferenced securities. The difference between our statutory tax rate of 35% and our effective tax rate of 33.3% for the nine months ended September 30, 2016 was primarily due to the benefits of tax preferenced securities.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

49 | MGIC Investment Corporation - Q3 2017

Balance Sheet Review

Total assets and total liabilities
As of September 30, 2017, total assets were $5.7 billion and total liabilities were $2.5 billion. Compared to year-end 2016, this represented a decrease of $58.7 million in total assets and of $640.0 million in total liabilities.

The following sections mainly focus on our cash and cash equivalents and deferred income taxes, net, as these reflect the major developments in our assets and loss reserves and debt as these reflect the major developments in our liabilities since December 31, 2016.

ASSETS
Cash and cash equivalents - Our cash and cash equivalents balance increased as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

Deferred income taxes, net - The decrease in our deferred income taxes, net was primarily due to the utilization of federal net operating loss carryforwards as we generated net income during the first nine months of 2017.

As of September 30, 2017, our deferred tax asset was $416.2 million. A decrease in the federal statutory rate will result in a one-time reduction in the amount at which our deferred tax asset is recorded, thereby reducing our net income and book value; however, such a decrease will also reduce our effective tax rate in future periods, thereby increasing net income. We estimate that every 1 percentage point reduction in the federal statutory rate would result in a one-time reduction in our deferred tax asset of $11.5 million.

Investment portfolio
The average duration and imbedded pre-tax investment yield of our investment portfolio as of September 30, 2017, December 31, 2016, and September 30, 2016 is presented in the following table.

18	PORTFOLIO DURATION IN YEARS IMBEDDED INVESTMENT YIELD (1) % OF AVERAGE INVESTMENT PORTFOLIO ASSETS

	September 30, 2017	December 31, 2016	September 30, 2016
Duration	4.5	4.6	4.8
Yield	2.7%	2.6%	2.5%

(1)	Imbedded investment yield is calculated on a yield-to-worst basis.

We increased our investment portfolio fixed income asset allocation of “A” rated securities since December 31, 2016 (see table 19). As of September 30, 2017, the amount of invested assets (as measured by amortized cost) is lower compared to December 31, 2016, however the total fair value is 1% higher.

19	FIXED INCOME SECURITY RATINGS (1) % OF FIXED INCOME SECURITIES AT FAIR VALUE

	Security Ratings
Period	AAA	AA	A	BBB
September 30, 2017	22%	27%	36%	15%
December 31, 2016	25%	28%	32%	15%
September 30, 2016	25%	30%	31%	14%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

LIABILITIES
Loss reserves - Our loss reserves can be split into two parts: (1) reserves representing estimates of losses and settlement expenses on known delinquencies and (2) IBNR. Our gross liability for both is reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 24% to $1.06 billion as of September 30, 2017, from $1.39 billion as of December 31, 2016. Reinsurance recoverable on our estimated losses and settlement expenses were $45.9 million and $50.5 million as of September 30, 2017 and December 31, 2016, respectively. The overall decrease in our loss reserves during the first nine months of 2017 was due to a higher level of losses paid ($413.8 million) relative to losses incurred ($84.7 million).

Debt - The decrease in our consolidated debt was due to the elimination of our 2% Notes in April through a combination of conversions and cash redemptions and repayment of our 5% Notes on May 1, 2017 with holding company cash. See Note 3 - “Debt” for further information on our 2017 debt transactions and remaining outstanding obligations.

Total shareholders’ equity
As of September 30, 2017, total shareholders’ equity amounted to $3.1 billion, an increase of $581.3 million compared to December 31, 2016. The increase in our total shareholders’ equity was due to net income in the first nine months of 2017, issuance of common stock to holders of our 2% Notes that elected to convert their notes during the second quarter, and an increase in the fair value of our investment portfolio during the first nine months of 2017.

As described in Note 3 - “Debt”, approximately $202.5 million of principal outstanding on our 2% Notes was converted to shares of common stock in April which resulted in an increase to our shareholders’ equity for the carrying value of the notes at the time of conversion.

MGIC Investment Corporation - Q3 2017 | 50

Liquidity and Capital Resources

Consolidated Cash Flow Analysis
We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our insurance operations and income earned on our investment portfolio, less amounts paid for claims, interest expense and operating expenses, (2) investing cash flows related to the purchase, sale and maturity of investments and purchases of property and equipment and (3) financing cash flows generally from activities that impact our capital structure, such as changes in debt and shares outstanding. The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Total cash provided by (used in):
Operating activities	256,356	148,986
Investing activities	(2,529)	45,973
Financing activities	(158,536)	(101,336)
Increase in cash and cash equivalents	$95,291	$93,623
Net cash provided by operating activities for the nine months ended September 30, 2017 increased compared to the same period of 2016 primarily due to a lower level of losses paid, net, offset in part by increases in payments for interest and other expenses.

Net cash from investing activities for the nine months ended September 30, 2017 decreased when compared to the same period of 2016, primarily due to an increase in the percentage of proceeds from the maturity and sales of fixed income securities that were reinvested, and an increase in amounts invested in property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2017 included the repayment at maturity of our 5% Notes and redemption of a portion of our 2% Notes, as well as, expenses paid to establish the revolving credit facility and cash remittance of withholding taxes paid by employees through shares withheld upon vesting of restricted stock units.

Net cash used in financing activities for the nine months ended September 30, 2016 includes the net proceeds from the issuance of our 5.75% Notes and the Advance from the FHLB, less amounts paid to purchase portions of our outstanding 5% and 2% Notes, and our 9% Debentures, and to repurchase common stock issued as partial consideration of our 2% Notes repurchases. Cash used in financing activities also included expenses associated with our 5.75% Notes issuance and cash remittance of withholding taxes paid by employees through shares withheld upon vesting of restricted stock units.

Capitalization
DEBT AT OUR HOLDING COMPANY AND HOLDING COMPANY LIQUIDITY
Debt - holding company (see charts 20 and 21)
The 5.75% Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. As of September 30, 2017, our holding company’s debt obligations were $814.5 million in aggregate principal. In April 2017, prior to the redemption date of the 2% Notes, holders of approximately $202.5 million of the outstanding principal exercised their rights to convert their notes into shares of our common stock and we repaid the outstanding amount borrowed under our credit facility plus interest incurred. The remaining $5.1 million of our 2% Notes that did not convert were redeemed with holding company cash. The conversion of our 2% Notes into shares of our common stock, along with the cash redemption, eliminated our debt obligation. Our 5% Notes matured on May 1, 2017 and we repaid the $145 million of outstanding principal with holding company cash.

20	HOLDING COMPANY DEBT IN MILLIONS

September 30, 2017	December 31, 2016

*	MGIC owns approximately $132.7 million of our 9% Debentures, which are eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

51 | MGIC Investment Corporation - Q3 2017

21	REMAINING TIME TO MATURITY OF HOLDING COMPANY DEBT IN MILLIONS

September 30, 2017	December 31, 2016

Liquidity analysis - holding company
As of September 30, 2017, we had approximately $182 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase outstanding debt obligations from time to time, and to settle intercompany obligations. We may also use available holding company cash to repurchase shares of our common stock. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. In addition to investment income, the payment of dividends from our insurance subsidiaries and/or raising capital in the public markets are the principal sources of holding company cash inflow. MGIC is the principal source of dividend-paying capacity, which is restricted by insurance regulation. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the third quarter of 2017, our holding company cash and investments increased by $33 million, to $182 million as of September 30, 2017. Cash inflows during the quarter included $40 million of dividends received from MGIC and other inflows of $5 million. Cash outflows during the quarter at our holding company included $12 million of interest payments on our 5.75% Notes. We expect MGIC to continue to pay quarterly dividends. We ask the OCI not to object before MGIC pays dividends.

The net unrealized losses on our holding company investment portfolio were approximately $1 million at September 30, 2017 and the portfolio had a modified duration of approximately 2.6 years.

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

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about our convertible debt, including our conditional right to redeem, and our option to defer interest on, our 9% Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

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

MGIC Investment Corporation - Q3 2017 | 52

do not expect any updates to such factors to be effective before the fourth quarter of 2018 and we expect the GSEs will provide notice 180 days prior to the effective date of such updates.

As of September 30, 2017, MGIC’s Available Assets under PMIERs totaled $4.7 billion, an excess of $0.8 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Beginning in October 2017, we have begun to receive an increased number of new default notices related to loans in locations that FEMA has declared IADAs in connection with recent hurricane activity primarily impacting Texas, Florida, and Puerto Rico. As a result, our excess Available Assets may decline as the PMIERS require us to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans. Our excess Available Assets allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are modified further in the next review; and will also allow us flexibility to participate in additional business opportunities as they may arise. Our QSR Transactions provided an aggregate of $0.8 billion of PMIERs capital credit as of September 30, 2017.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

(In millions, except ratio)	September 30, 2017	December 31, 2016
RIF - net (1)	$30,561	$28,668
Statutory policyholders’ surplus	1,501	1,505
Statutory contingency reserve	1,533	1,181
Statutory policyholders’ position	$3,034	$2,686
Risk-to-capital	10.1:1	10.7:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently in default for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

(In millions, except ratio)	September 30, 2017	December 31, 2016
RIF - net (1)	$36,243	$34,465
Statutory policyholders’ surplus	1,503	1,507
Statutory contingency reserve	1,760	1,360
Statutory policyholders’ position	$3,263	$2,867
Risk-to-capital	11.1:1	12.0:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($2.1 billion at September 30, 2017 and $2.6 billion at December 31, 2016) for which loss reserves have been established.

The reductions in MGIC's and our combined insurance companies’ risk-to-capital in the first nine months of 2017 were primarily due to an increase in statutory policyholders’ position due to an increase in statutory contingency reserves, partially offset by an increase in net RIF in both calculations. Our RIF, net of reinsurance, increased in the first nine months of 2017, due to an increase in our IIF. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 15 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings
The financial strength of MGIC, our principal mortgage insurance subsidiary, is as follows:

Rating Agency	Rating	Outlook
Moody’s Investor Services	Baa2	Stable
Standard and Poor’s Rating Services’	BBB+	Stable
For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

53 | MGIC Investment Corporation - Q3 2017

Contractual Obligations

At September 30, 2017, the approximate future payments under our contractual obligations of the type described in the table below are as follows:
Contractual Obligations

	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,065.0	$51.5	$102.2	$101.1	$1,810.2
Operating lease obligations	2.6	0.7	1.4	0.5	—
Tax obligations	54.0	54.0	—	—	—
Purchase obligations	17.0	14.0	3.0	—	—
Pension, SERP and other post-retirement plans	287.1	22.7	52.4	57.0	155.0
Other long-term liabilities	1,105.1	513.9	502.8	88.4	—
Total	$3,530.8	$656.8	$661.8	$247.0	$1,965.2
Our long-term debt obligations as of September 30, 2017 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business. See Note 11 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and LAE related to existing defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate, in part, due to the uncertainty regarding how certain factors, such as loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process, which will continue to affect our future paid claims. See Note 12 – “Loss Reserves” to our consolidated financial statements. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our consolidated financial statements or in the table above.

MGIC Investment Corporation - Q3 2017 | 54

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

While we communicate with security analysts from time to time, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report, and such reports are not our responsibility.

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by Part II, Item 1 A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2017 and June 30, 2017, and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by these 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2017, the modified duration of our fixed income investment portfolio was 4.5 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.5% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

55 | MGIC Investment Corporation - Q3 2017

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

While we do not view the following as a material development, the parties in our previously disclosed U.S. Tax Court case with the Internal Revenue Service informed the Court in August 2017 that they had reached agreement in principle on all issues in the case and were preparing the documentation reflecting the terms of their agreement. The agreed settlement terms will be subject to review by the Joint Committee on Taxation (“JCT”) before a settlement can be completed and there is no assurance that a settlement will be completed.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarters ended March 31, 2017 and June 30, 2017. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
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
In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at September 30, 2017, there would also be interest related to these matters of approximately $200.3 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of September 30, 2017, those state taxes and interest would approximate $84.1 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of September 30, 2017 is $141.8 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.
We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS filed an answer to our petition which continued to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing, and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. The parties informed the Tax Court in August 2017 that they had reached agreement in principle on all issues in the case and were preparing the documentation reflecting the terms of their agreement. The agreed settlement terms will be subject to review by the Joint Committee on Taxation (“JCT”) before a settlement can be completed and there is no assurance that a settlement will be completed. Based on information that we currently have regarding the status of our ongoing dispute, we recorded a provision for additional taxes and interest of $28.4 million in 2017.
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

MGIC Investment Corporation - Q3 2017 | 56

Recent hurricanes may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.
We expect an increase in the number of borrowers missing their mortgage payments in the areas affected by recent hurricanes in Texas, Florida and Puerto Rico. Despite the associated increase in our inventory of notices of default, based on our analysis and past experience, we do not expect the recent hurricane activity to result in a material increase in our incurred losses or paid claims. However, the following factors could cause our actual results to differ from our expectation in the forward looking statement in the preceding sentence:

•	Third party reports that indicate the extent of flooding in the hurricane-affected areas may be understated.

•	Home values in hurricane-affected areas may decrease at the time claims are filed from their current levels thereby adversely affecting our ability to mitigate loss.

•
Hurricane-affected areas may experience deteriorating economic conditions resulting in more borrowers defaulting on their loans in the future (or failing to cure existing defaults) than we currently expect.

•
If an insured contests our claim denial or curtailment, there can be no assurance we will prevail. We describe how claims under our policy are affected by damage to the borrower’s home in our Current Report on Form 8-K filed with the SEC on September 14, 2017.

Due to the suspension of certain foreclosures by the GSEs, our receipt of claims associated with foreclosed mortgages in the hurricane-affected areas may be delayed.
The PMIERs require us to maintain significantly more "Minimum Required Assets" for delinquent loans than for performing loans. An increase in default notices may result in an increase in "Minimum Required Assets" and a decrease in the level of our excess "Available Assets" which is discussed in our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility."

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

57 | MGIC Investment Corporation - Q3 2017

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 6, 2017.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2017 | 58

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
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017, and through updating of various statistical and other information

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

59 | MGIC Investment Corporation - Q3 2017