Form 10-K
period 2017-12-31
MGIC INVESTMENT CORP
filed 2018-02-23
CIK 876437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2017: Approximately $4.1 billion*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 16, 2018: 370,862,190

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2018 Annual Meeting of Shareholders, provided such Proxy Statement is filed within 120 days after December 31, 2017. If not so filed, the information provided in Items 10 through 14 of Part III will be included in an amended Form 10-K filed within such 120 day period.
Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

		Page No.
PART I
Item 1.	Business.	8
Item 1A.	Risk Factors.	32
Item 1B.	Unresolved Staff Comments.	47
Item 2.	Properties.	47
Item 3.	Legal Proceedings.	47
Item 4.	Mine Safety Disclosures.	48
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	50
Item 6.	Selected Financial Data.	51
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	53
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	99
Item 8.	Financial Statements and Supplementary Data.	100
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	155
Item 9A.	Controls and Procedures.	155
Item 9B.	Other Information.	155
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	156
Item 11.	Executive Compensation.	156
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	156
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	157
Item 14.	Principal Accountant Fees and Services.	157
PART IV
Item 15.	Exhibits and Financial Statement Schedules.	158
Item 16.	Form 10-K Summary (optional)	161
SIGNATURES		162

EX-10.2.18
EX-10.2.19
EX-10.6
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

MGIC Investment Corporation 2017 Form 10-K | 3

Glossary of terms and acronyms
MGIC Investment Corporation 2017 Form 10-K Table of Contents

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
Commercial mortgage-backed securities

/ D
DAC
Deferred insurance policy acquisition costs

Debt-to-income ("DTI") ratio
The ratio, expressed as a percentage, of a borrower's total debt payments to gross income

Direct
When referring to insurance or risk written or in force, "direct" means before giving effect to reinsurance

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
Federal Open Market Committee

Freddie Mac
Federal Home Loan Mortgage Corporation

MGIC Investment Corporation 2017 Form 10-K | 4

MGIC Investment Corporation 2017 Form 10-K
Glossary of Terms and Acronyms (continued)

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
LAE
Loss adjustment expenses

Legacy book
Mortgage insurance policies written prior to 2009

Loan-to-value ("LTV") ratio
The ratio, expressed as a percentage, of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and does not reflect subsequent housing price appreciation or depreciation. Subordinate mortgages may also be present

Long-term debt:
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

LPMI
Lender-paid mortgage insurance

/ M
MBA
Mortgage Bankers Association

MGIC Investment Corporation 2017 Form 10-K | 5

MGIC Investment Corporation 2017 Form 10-K
Glossary of Terms and Acronyms (continued)

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
N/A
Not applicable for the period presented

NAIC
The National Association of Insurance Commissioners

NIW
New Insurance Written, is the aggregate original principal amount of the mortgages that are insured during a period

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

MGIC Investment Corporation 2017 Form 10-K | 6

MGIC Investment Corporation 2017 Form 10-K
Glossary of Terms and Acronyms (continued)

Risk-to-capital
Under certain state regulations, the ratio of RIF, net of reinsurance and exposure on policies currently in default and for which loss reserves have been established, to the level of statutory capital

RMBS
Residential mortgage-backed securities

/ S
State Capital Requirements
Under certain state regulations, the minimum amount of statutory capital relative to risk in force (or similar measure)

/ T
Tax Act
The U.S. tax reform enacted on December 22, 2017 and commonly referred to as the "Tax Cuts and Jobs Act"

/ U
Underwriting Expense Ratio
The ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW

Underwriting profit
NPE minus incurred losses and underwriting expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation 2017 Form 10-K | 7

Business
MGIC Investment Corporation 2017 Form 10-K Table of Contents

PART I

Item 1.
Business.
See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report.

A.    General

We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance and ancillary services. In 2017, our net premiums written were $1.0 billion and our primary NIW was $49.1 billion. As of December 31, 2017, our direct primary IIF was $194.9 billion and our direct primary RIF was $50.3 billion. For further information about our results of operations, see our consolidated financial statements in Item 8 and MD&A. As of December 31, 2017, our principal mortgage insurance subsidiary, MGIC, was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam.  During 2017, we wrote new insurance in each of those jurisdictions.

Business Strategies
Our business strategies are to 1) prudently grow IIF, 2) pursue new business opportunities that meet our return objectives, 3) preserve and expand our role and that of the PMI industry in housing finance policy, 4) manage and deploy capital to optimize the creation of shareholder value and 5) expand and develop the talents of our co-workers.

Following are several of our 2017 accomplishments that furthered our business strategies.

•	Increased NIW from $47.9 billion in 2016 to $49.1 billion in 2017 and increased IIF by more than 7% year-over-year. The NIW is consistent with the Company's risk and return goals.

•	Held leadership roles in key trade associations.

•	Continued to enhance the reputation of the Company and the industry relative to potential reform of housing finance policy.

•	Decreased our long-term debt to shareholders' equity ratio from 46.7% as of December 31, 2016, to 26.5% as of December 31, 2017.

•	Increased dividends from MGIC to our holding company.

•	Continued to meet the financial requirements of the PMIERs with a comfortable cushion.

•	Maintained our traditionally low expense base.

•	Received upgraded ratings for MGIC from Moody's and Standards and Poor's.

•	Negotiated a reinsurance agreement covering 2018 NIW.

Overview of the Private Mortgage Insurance Industry and its Operating Environment
We established the PMI industry in 1957 to provide a private market alternative to federal government insurance programs. PMI covers losses from homeowner defaults on residential mortgage loans, reducing, and in some instances eliminating, the loss to the insured institution.

Fannie Mae and Freddie Mac have been the major purchasers of the mortgage loans underlying new insurance written by private mortgage insurers. The GSEs purchase residential mortgages as part of their governmental mandate to provide liquidity in the secondary mortgage market. The GSEs cannot buy low down payment mortgage loans without certain forms of credit enhancement, the primary form of which is PMI. Therefore, PMI facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs and plays an important role in the housing finance system by assisting consumers, especially first-time and lower net-

MGIC Investment Corporation 2017 Form 10-K | 8

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

worth homebuyers, to finance homes with low down payment mortgages. PMI also reduces the regulatory capital that depository institutions are required to hold against certain low down payment mortgages that they hold as assets.

Because the GSEs have been the major purchasers of the mortgages underlying new insurance written by private mortgage insurers, the PMI industry in the U.S. is defined in large part by the requirements and practices of the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of private mortgage insurers. In 2008, the federal government took control of the GSEs through a conservatorship process. The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. In the past, members of Congress have introduced several bills intended to change the business practices of the GSEs and the FHA, however, no legislation has been enacted. The current Presidential administration has indicated that the conservatorship of the GSEs should end; however, it is unclear whether and when that would occur and how that would impact us. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

The GSEs have private mortgage insurer eligibility requirements, or PMIERs, for private mortgage insurers that insure loans delivered to the GSEs. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans is greater under the PMIERs than the amount state regulation currently requires, our reinsurance transactions mitigate the negative effect of the PMIERs on our returns. See "Regulation – Direct Regulation" below for information about our compliance with the financial requirements of the PMIERs and about proposed changes to the PMIERs that are being recommended to the FHFA by the GSEs.

The private mortgage insurance industry is greatly impacted by macroeconomic conditions that affect home loan originations and credit performance of home loans, including unemployment rates, home prices, restrictions on mortgage credit due to underwriting standards, interest rates, household formations and homeownership rates. The financial crisis and the downturn in the housing market that began in 2007 had a significant negative impact on the industry and our company. During the last several years preceding the financial crisis, the mortgage lending industry increasingly made home loans to individuals with higher risk credit profiles, at higher LTV ratios, and based on less documentation and verification of information regarding the borrower. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry and we reported a net loss in each of 2007 through 2013. The operating environment for private mortgage insurers has materially improved in recent years as the economy has recovered. For 2017, we reported net income of $355.8 million.

During 2017, $270 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $270 billion in 2016 and $220 billion in 2015. These figures include $1.0 billion, $2.8 billion and $4.2 billion of bulk business and refinance transactions that were originated under HARP in 2017, 2016 and 2015, respectively. We do not include HARP transactions in our NIW total because we consider them a modification of the coverage on existing IIF. The 2017 volume of mortgages insured by private mortgage insurers was flat compared to 2016, as the increase in insurance on purchase mortgage originations offset the decrease in refinance transactions. Although the 2017 volume was significantly greater than the recent low in 2010 of $70 billion, it remains below the volumes of 2001 through 2007 when, on average, approximately $311 billion of mortgages were insured with primary coverage by private mortgage insurers.

For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance

MGIC Investment Corporation 2017 Form 10-K | 9

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

programs, principally the FHA, VA and USDA. The publication Inside Mortgage Finance estimates that in 2017, the FHA accounted for 35.6% of low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, up slightly from 35.5% in 2016. In the prior ten years, the FHA’s market share has been as low as 17.1% in 2007 and as high as 68.7% in 2009. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, USDA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how the factors listed above or the FHA’s share of NIW will change in the future.

Inside Mortgage Finance estimates that in 2017, the VA accounted for 24.1% of all low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, down from 26.6% in 2016, which had been its highest level in the prior ten years. In the prior ten years, the VA's market share has been as low as 5.4% in 2007. We believe that the VA’s market share has generally been increasing because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.

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

In addition to being subject to the requirements and practices of the GSEs, private mortgage insurers are subject to comprehensive, detailed regulation by state insurance departments. The insurance laws of 16 jurisdictions, including Wisconsin, MGIC's domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. The NAIC plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators has been considering since 2016 a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements.

Due to the changing environment described above, as well as other factors discussed below, at this time the greatest uncertainty we face is whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. An increase in the use of alternatives to private mortgage insurance, such as credit-linked note transactions executed in the capital markets, or a possible restructuring or change in the charters of the GSEs, could significantly affect our business. For additional information about this uncertainty, see our risk factors titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance” and “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

General Information About Our Company
We are a Wisconsin corporation organized in 1984. Our principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480). As used in this annual report, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC

MGIC Investment Corporation 2017 Form 10-K | 10

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Investment Corporation, as a separate entity, as the context requires, and “MGIC” refers to Mortgage Guaranty Insurance Corporation.

Our revenues and losses may be materially affected by the risk factors that are included in Item 1A of this annual report. These risk factors are an integral part of this annual report. These risk factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as we “believe,” “anticipate” or “expect,” or words of similar import, are forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No reader of this annual report should rely on these statements being current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.

B. Our Products and Services

Mortgage Insurance
In general, there are two principal types of private mortgage insurance: “primary” and “pool.”

Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers a percentage of the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure or sale process. For the past several years, the average time it took to receive a claim associated with a delinquency increased significantly from our historical experience of approximately twelve months, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, the average time for servicers to process foreclosures has decreased, which has reduced the average time to receive a claim associated with new delinquent notices that do not cure. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied "single-family" homes, which are one-to-four family homes and condominiums. Primary insurance can be written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. Our new primary insurance written was $49.1 billion in 2017, compared to $47.9 billion in 2016 and $43.0 billion in 2015. The 2017 increase compared to 2016 reflects an increase in the purchase mortgage originations we insured offsetting a decrease in the refinance transactions we insured.

The following table shows, on a direct basis, primary IIF and primary RIF for the MGIC Book as of the dates indicated.

Primary insurance in force and risk in force		December 31,
	(in billions)	2017	2016	2015	2014	2013
	Direct Primary IIF	$194.9	$182.0	$174.5	$164.9	$158.7
	Direct Primary RIF	$50.3	$47.2	$45.5	$42.9	$41.1

MGIC Investment Corporation 2017 Form 10-K | 11

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

For loans sold to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2017, nearly all of our volume was on loans with GSE standard or higher coverage.

For loans that are not sold to the GSEs, the lender determines the coverage percentage from those that we offer. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim. We charge higher premium rates for higher coverage percentages. However, there can be no assurance that the higher premium rates adequately reflect the risks associated with higher coverage percentages. In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for delinquent loans. Because, historically, relatively few defaults occur in the early years of a book of business, the higher premium revenue from higher coverage has historically been recognized before any significant higher losses resulting from that higher coverage may be incurred. For more information, see “– Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation – Claims.”

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

Mortgage insurance for loans secured by one-family, primary residences can be canceled under HOPA. In general, HOPA requires a servicer to cancel the mortgage insurance if a borrower requests cancellation when the principal balance of the loan is first scheduled to reach 80% of the original value, or reaches that percentage through payments, if 1) the borrower is current on the loan and has a “good payment history” (as defined by the HOPA), 2) the borrower provides evidence as and if required by the mortgage owner that the value of the property has not declined below the original value, and 3) if required by the mortgage owner, the borrower’s equity in the property is not subject to a subordinate lien. Additionally, the HOPA requires mortgage insurance to terminate automatically when the principal balance of the loan is first scheduled to reach 78% of the original value and the borrower is current on loan payments or thereafter becomes current. Annually, servicers must inform borrowers of their right to cancel or terminate mortgage insurance. The provisions of the HOPA described above apply only to borrower paid mortgage insurance, which is described below.

Coverage tends to continue for borrowers experiencing economic difficulties or living in areas experiencing home price depreciation. The persistency of coverage for those borrowers coupled with cancellation of coverage for other borrowers can increase the percentage of an insurer’s portfolio covering loans with more credit risk. This development can also occur during periods of heavy mortgage refinancing because borrowers experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while borrowers not experiencing property value appreciation are more likely to continue to require mortgage insurance at the time of refinancing or not qualify for refinancing at all (including if they have experienced economic difficulties) and thus remain subject to the mortgage insurance coverage.

The percentage of NIW on loans representing refinances was 11% for 2017, compared to 20% for 2016 and 19% for 2015. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be NIW. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and NIW. When a lender and borrower modify a loan rather than replace it with a new one, or enter into a new loan pursuant to a loan modification

MGIC Investment Corporation 2017 Form 10-K | 12

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans, including those modified under HARP, are not included in our NIW.

In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and thus take into account, among other things, the LTV ratio, the borrower’s credit score, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an ARM), the mortgage term and whether the property is the borrower’s primary residence. We generally utilize a national, rather than a regional or local, premium rate policy. However, depending upon regional economic conditions, we have made, and may make, changes to our underwriting requirements to implement more restrictive standards in certain markets and for loan characteristics that we categorize as higher risk. Premium rates cannot be changed after the issuance of coverage.

The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry refers to the related mortgage insurance as “borrower-paid.” If the borrower is not required to pay the premium and mortgage insurance is required in connection with the origination of the loan, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Our industry refers to the related mortgage insurance as “lender-paid.” Most of our primary IIF is borrower-paid mortgage insurance.

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

During 2017, 2016 and 2015, the single premium plan represented approximately 19%, 19% and 20%, respectively, of our NIW. The monthly premium plan represented approximately 81%, 81% and 79%, respectively. The annual premium plan represented less than 1% of NIW in each of those years. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.

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

We have written no new pool risk since 2009, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, we may write pool risk in the future. As of December 31, 2017, less than 1% of our RIF was pool insurance. As noted in "Other Products and Services – Other" below, an insurance subsidiary of MGIC has provided an immaterial amount of credit insurance whose structure is equivalent to pool insurance. That credit insurance is not included in discussions of pool insurance contained in this annual report.

Geographic Dispersion
The following tables reflect the percentage of primary RIF in the top 10 jurisdictions and top 10 core-based statistical areas for the MGIC Book at December 31, 2017. We refer to the insurance that has been written by MGIC (including MIC for portions of 2012 and 2013) as the "MGIC Book."

MGIC Investment Corporation 2017 Form 10-K | 13

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Dispersion of Primary Risk in Force

Top 10 jurisdictions	California	8.4%
	Florida	6.9%
	Texas	6.2%
	Pennsylvania	5.3%
	Ohio	4.6%
	Illinois	4.3%
	Michigan	3.4%
	Georgia	3.3%
	Virginia	3.3%
	New York	3.1%
	Total	48.8%

Top 10 core-based statistical areas	Chicago-Naperville-Arlington Heights	2.8%
	Atlanta-Sandy Springs-Roswell	2.4%
	Washington-Arlington-Alexandria	2.4%
	Minneapolis-St. Paul-Bloomington	2.1%
	Houston-Woodlands-Sugar Land	2.0%
	Philadelphia	1.9%
	Los Angeles-Long Beach-Glendale	1.8%
	Phoenix-Mesa-Scottsdale	1.7%
	Riverside-San Bernardino-Ontario	1.4%
	Portland-Vancouver-Hillsboro	1.4%
	Total	19.9%

The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

MGIC Investment Corporation 2017 Form 10-K | 14

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Insurance In Force by Policy Year
The following table sets forth for the MGIC Book the dispersion of our primary IIF and RIF as of December 31, 2017, by year(s) of policy origination since we began operations in 1985.

Primary insurance in force and risk in force by policy year		Insurance in Force		Risk in Force
	Policy Year	Total (In millions)	Percent of Total	Total (In millions)	Percent of Total
	2004 and prior	$4,629	2.4%	$1,294	2.6%
	2005	4,227	2.2%	1,206	2.4%
	2006	7,697	3.9%	2,117	4.2%
	2007	16,903	8.7%	4,360	8.7%
	2008	7,787	4.0%	1,985	3.9%
	2009	1,239	0.6%	291	0.6%
	2010	1,005	0.5%	283	0.6%
	2011	1,922	1.0%	538	1.0%
	2012	6,253	3.2%	1,759	3.5%
	2013	10,031	5.1%	2,780	5.5%
	2014	16,379	8.4%	4,318	8.6%
	2015	29,206	15.0%	7,547	15.0%
	2016	42,026	21.6%	10,471	20.8%
	2017	45,637	23.4%	11,370	22.6%
	Total	$194,941	100.0%	$50,319	100.0%

MGIC Investment Corporation 2017 Form 10-K | 15

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Product Characteristics
The following table reflects, at the dates indicated and by the categories indicated, the total dollar amount of primary RIF for the MGIC Book and the percentage of that primary RIF, as determined on the basis of information available on the date of mortgage origination.

Characteristics of primary risk in force		December 31, 2017	December 31, 2016
	Primary RIF (In millions):	$50,319	$47,195
	Loan-to-value ratios:
	95.01% and above	13.8%	14.5%
	90.01-95%	52.0%	50.4%
	85.01-90%	28.3%	29.1%
	80.01-85%	4.9%	4.7%
	80% and below	1.0%	1.3%
	Total	100.0%	100.0%
	Loan Type:
	Fixed(1)	98.2%	97.6%
	ARMs(2)	1.8%	2.4%
	Total	100.0%	100.0%
	Original Insured Loan Amount:(3)
	Conforming loan limit and below	97.6%	97.6%
	Non-conforming	2.4%	2.4%
	Total	100.0%	100.0%
	Mortgage Term:
	15-years and under	2.1%	2.5%
	Over 15 years	97.9%	97.5%
	Total	100.0%	100.0%
	Property Type:
	Single-family detached	87.6%	87.6%
	Condominium/Townhouse/Other attached	11.7%	11.7%
	Other(4)	0.7%	0.7%
	Total	100.0%	100.0%
	Occupancy Status:
	Owner occupied	97.3%	97.1%
	Second home	2.0%	2.1%
	Investor property	0.7%	0.8%
	Total	100.0%	100.0%
	Documentation:
	Reduced:(5)
	Stated	2.0%	2.5%
	No	0.4%	0.6%
	Full documentation	97.6%	96.9%
	Total	100.0%	100.0%
	FICO Score:(6)
	740 and greater	51.6%	49.3%
	700 - 739	24.7%	24.3%
	660 - 699	14.2%	15.1%
	659 and less	9.5%	11.3%
	Total	100.0%	100.0%

MGIC Investment Corporation 2017 Form 10-K | 16

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

(1)
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

(2)
Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2017 and 2016, represented 0.5% and 0.6%, respectively, of primary RIF. As indicated in note (1), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2017 and 2016, ARMs with LTV ratios in excess of 90% represented 0.4% and 0.5%, respectively, of primary RIF.

(3)
Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs will purchase. The conforming loan limit for one unit properties was $417,000 from 2007 through 2016, $424,100 for 2017, and $453,100 for 2018. The limit for high cost communities has been higher and is $679,650 for 2018. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(4)	Includes cooperatives and manufactured homes deemed to be real estate.

(5)
Reduced documentation loans were originated prior to 2009 under programs in which there was a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets were disclosed in the loan application but there was no verification of those disclosures ("stated" documentation) and programs in which there was no disclosure of income or assets in the loan application ("no" documentation). In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that did not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. We understand these AU systems granted such doc waivers for loans they judged to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(6)
Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for NIW in 2017 and 2016 was 745 and 746, respectively. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

Other Products and Services
Contract Underwriting. A non-insurance subsidiary of ours performs contract underwriting services for lenders, underwriting loans to conform to prescribed guidelines. The guidelines might be the lender's own guidelines or the guidelines of Fannie Mae, Freddie Mac or a non-GSE investor. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance.

Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. The related contract underwriting remedy expense for each of the years ended December 31, 2017, 2016 and 2015, was immaterial to our consolidated financial statements. Claims for remedies may be made a number of years after the underwriting work was performed.

Other. We provide various fee-based services for the mortgage finance industry, such as analysis of loan originations and portfolios, and mortgage lead generation. An insurance subsidiary of MGIC provides credit insurance for certain mortgages under Fannie Mae and Freddie Mac credit risk transfer programs entered into in 2016. The structure of these programs is equivalent to pool insurance and the amount of our risk associated with them is immaterial.

MGIC Investment Corporation 2017 Form 10-K | 17

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Reinsurance Agreements
At December 31, 2017, approximately 78% of our IIF was subject to reinsurance agreements, compared to 76% at December 31, 2016. In 2017, approximately 84% of our NIW was subject to reinsurance agreements, compared to 89% in 2016.

External Reinsurance. We have in place a QSR transaction that became effective July 1, 2015, with a group of unaffiliated reinsurers that covers most of our insurance written from 2013 through 2016, and a portion of our insurance written prior to 2013. The transaction covers incurred losses, with renewal premium through December 31, 2024. The structure of the transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%. We have in place a similar transaction covering most of our insurance written in 2017. We expect that in the first quarter of 2018, we will enter into a similar agreement covering most of our NIW in 2018, on terms no less favorable than our existing transactions. Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it reduces the amount of capital we are required to retain against potential future losses for PMIERs, rating agency and insurance regulatory purposes. The GSEs' approval of the reinsurance transactions is subject to several conditions and the transactions will be reviewed under the PMIERs at least annually by the GSEs. We may not receive full credit under the PMIERs for the risk ceded under our quota share reinsurance transactions. Early termination of the 2015 agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice. Early termination of the 2017 agreement can be elected by us effective December 31, 2021 for a fee, or under specified scenarios for no fee upon prior written notice. Further, at our sole discretion we may elect to terminate the 2015 and/or 2017 agreements if we will receive less than 90% of the full PMIERs credit amount for the risk ceded under the agreement in any required calculation period. The 2018 transaction is expected to have similar termination provisions.

Captive Reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. Various state and federal regulators have conducted investigations regarding captive mortgage reinsurance arrangements in which we participated, in part, in order to consider compliance with RESPA. In 2013, we entered into a settlement agreement with the CFPB that resolved a federal investigation of MGIC’s participation in captive reinsurance arrangements without the CFPB or a court making any findings of wrongdoing. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

For further information about our reinsurance agreements, see Note 9 – “Reinsurance,” to our consolidated financial statements in Item 8.

Customers
Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 22.9% of our NIW on a flow basis in 2017, compared to 24.1% in 2016 and 23.4% in 2015.  Our largest customer accounted for approximately 4% and 5% of our flow NIW in each of 2017 and 2016, respectively. Our relationships with our customers could be adversely affected by a variety of factors, including premium rates higher than can be obtained from competitors, tightening of and adherence to our underwriting requirements, which may result in our declining to insure some of the loans originated by our customers and insurance rescissions and curtailments that affect the customer.  Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

MGIC Investment Corporation 2017 Form 10-K | 18

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Sales and Marketing and Competition
Sales and Marketing. Our employees sell our insurance products throughout all regions of the United States and in Puerto Rico and Guam.

Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and the VA. The FHA, VA and USDA sponsor government-backed mortgage insurance programs, and it is estimated that during 2017, 2016 and 2015, they accounted for a combined approximately 62.4%, 64.6% and 66.0%, respectively, of the total low down payment residential mortgages which were subject to FHA, VA, USDA or primary private mortgage insurance. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.

In addition to competition from the FHA, VA and USDA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

The PMI industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on pricing, underwriting requirements, financial strength, customer relationships, name recognition, reputation, the strength of our management team and field organization, the ancillary products and services provided to lenders, and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.

The U.S. PMI industry currently consists of six active mortgage insurers and their affiliates. The names of these mortgage insurers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A. Until 2010, the PMI industry had not had new entrants in many years. Since 2010, two public companies have been formed and begun writing business and a worldwide insurer and reinsurer with mortgage insurance operations in Europe completed the purchase of two competitors. Our market share (as measured by NIW) was 18.3% in 2017, compared to 17.8% in 2016 and 19.9% in 2015, in each case excluding HARP refinances. (source: Inside Mortgage Finance).
If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our insurance subsidiaries, our future new insurance written could be negatively affected. Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The GSEs' PMIERs do not require an insurer to maintain minimum financial strength ratings. However, depending on the evolution of housing finance reform, the level of issuances of non-GSE MBS may increase in the future. Financial strength ratings may be considered by issuers of non-GSE MBS in determining whether to purchase private mortgage insurance for loans supporting such securities. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time. At the time that this annual report was finalized, the financial strength of MGIC was rated Baa2 (with a stable outlook) by Moody’s Investors Service and BBB+ (with a stable outlook) by Standard & Poor’s Rating Services.

Risk Management
Enterprise Risk Management. The Company has an enterprise risk management (“ERM”) framework that it believes is commensurate with the size, nature and complexity of the Company’s business activities (all of which relate to mortgage insurance) and strategies. Among the key objectives of the ERM framework are to have a clear and well documented shared understanding, by senior management and the Board, of the Company’s risk management philosophy and overall appetite for risk, and that there are appropriate monitoring, management and reporting mechanisms to support the framework.

MGIC Investment Corporation 2017 Form 10-K | 19

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Risk Governance.  The Company maintains a Senior Management Oversight Committee (“SMOC”) that, at the management level, serves as its primary risk management governance organization. The SMOC seeks to maintain an enterprise-wide view of risk. The SMOC oversees the Company’s ERM framework; oversees the risks associated with strategic and business issues critical to the Company, monitoring the Company’s risk profile across the set of identified key risks (see “Risk Identification and Assessment” below); and supports the Risk Management Committee of the Company’s Board of Directors (“RMC”). The SMOC, of which the CEO is a member, is chaired by the Company’s Executive Vice President and Chief Risk Officer, who is the principal management liaison to the RMC.

Risk Management and Controls. The Company’s management of risk uses the “three lines of defense” model. The front-line business units, whose activities create inherent risk exposures, represent the “first line of defense.” Front-line business units are responsible for ensuring risks are taken and managed within the guidelines established by the Company’s Risk Management (“RM”) group.

RM, along with the Company’s separate compliance program, comprise the “second line of defense” and are management and oversight functions that are primarily responsible for many aspects of the management of risk.  RM is generally responsible for the ERM framework, for policies and metrics that dimension the risk tolerances of the Company’s business activities and for measurement and assessment of all key risks and reporting of those risks to the SMOC and the RMC.

Internal Audit forms the “third line of defense” and serves in an independent assurance capacity.  It reports to senior management and the Audit Committee of the Board regarding the effectiveness of the first and second lines of defense. Internal Audit is responsible for establishing a comprehensive audit plan that covers all functions and identified material risks of the Company, communication of any material deficiencies to the SMOC and the Audit Committee, and determining whether corrective actions fully remediate any noted deficiencies.

Risk Identification and Assessment. The Company completes an annual key risk identification and assessment process that is focused on identifying and assessing those risks with the potential to have the greatest impact on the Company’s ability to accomplish its strategic goals. These key risks include both risks that are, at least in part, internal to the Company (e.g., mortgage credit risk) and therefore, at least in part, within management’s direct control, as well as, risks that are external to the Company (e.g., business risk) and outside of management’s direct control. The results of the identification and assessment are reviewed and approved annually by both the SMOC and the RMC.

Risk Appetite.  The Company has established risk appetite statements for each of its key risks, as well as quantitative or qualitative metrics used as thresholds for dimensioning the risk appetite for each key risk. The resulting risk appetite statements and associated metrics are reviewed and approved annually by the SMOC and the RMC.

Risk Reporting and Communication. RM produces various analyses, reports and key risk indicators (“KRIs”) that are reported to the SMOC, the RMC and the Board quarterly.  For our largest risk exposure, mortgage credit risk, these KRIs include risk factors for the Company’s NIW, IIF, quality control and claim activity.

Although the Company has in place the ERM framework discussed above, it may not be effective in identifying, or adequate in controlling or mitigating, the risks we face. For more information, see our Risk Factor titled "If our risk management programs are not effective in identifying, or adequate in controlling or mitigating, the risks we face, or if the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition" in Item 1A.

Mortgage Credit Risk
We believe that mortgage credit risk is materially affected by:

•	the condition of the economy, including the direction of change in home prices and employment, in the area in which the property is located;

MGIC Investment Corporation 2017 Form 10-K | 20

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

•
the borrower’s credit profile, including the borrower’s credit history, DTI ratio and cash reserves, and the willingness of a borrower with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home;

•
the loan product, which encompasses the LTV ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property and the purpose of the loan;

•	origination practices of lenders and the percentage of coverage on insured loans; and

•	the size of insured loans.

We believe that, excluding other factors, claim incidence increases:

•	during periods of economic contraction and home price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and home price appreciation;

•	for loans to borrowers with lower FICO scores compared to loans to borrowers with higher FICO scores;

•	for loans to borrowers with higher DTI ratios compared to loans to borrowers with lower DTI ratios;

•	for loans with less than full underwriting documentation compared to loans with full underwriting documentation;

•	for loans with higher LTV ratios compared to loans with lower LTV ratios;

•	for ARMs when the reset interest rate significantly exceeds the interest rate at the time of loan origination;

•	for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment;

•	for loans in which the original loan amount exceeds the conforming loan limit compared to loans below that limit; and

•	for cash out refinance loans compared to rate and term refinance loans.

Other types of loan characteristics relating to the individual loan or borrower may also affect the risk potential for a loan. The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to mitigate the risk.

We charge higher premium rates to reflect the increased risk of claim incidence that we perceive is associated with a loan, although not all higher risk characteristics are reflected in the premium rate. There can be no assurance that our premium rates adequately reflect the increased risk, particularly in a period of economic recession, high unemployment, slowing home price appreciation or home price declines. For additional information, see our risk factors in Item 1A, including the one titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.”

Underwriting Insurance Applications. Applications for mortgage insurance are submitted to us through both our delegated and non-delegated options. Under the delegated option, applications are submitted to us electronically and we rely upon the lender’s representations and warranties that the data submitted is true, accurate and consistent with the documents in the lender's loan origination file, when making our insurance decision. If the loan data submitted meets the underwriting requirements, a commitment to insure the loan is immediately issued. If the requirements are not met, the loan is reviewed by one of our underwriters. Non-delegated applications are submitted with documents from the lender’s loan origination file. During loan set-up,

MGIC Investment Corporation 2017 Form 10-K | 21

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

data is entered from those application documents and electronically evaluated against our underwriting requirements. An internally generated feedback report guides the mortgage insurance review as a full review of the mortgage documents is performed by one of our underwriters. If the loan meets the underwriting requirements, a commitment to insure the loan is issued.

Beginning in 2013, we aligned most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. Our underwriters are authorized to approve loans that do not meet all of our underwriting requirements provided appropriate offsetting factors can be identified. The number of loans for which underwriting exceptions were made, which in total are expected to have a somewhat higher claim incidence than loans that meet our guidelines, accounted for fewer than 2% of the loans we insured in each of 2016 and 2017.

Exposure to Catastrophic Losses; Defaults; Claims; Loss Mitigation
Exposure to Catastrophic Losses. The PMI industry experienced catastrophic losses in the mid-to-late 1980s, similar to the losses we experienced in 2007-2013. For background information about such losses in 2007-2013, refer to “General – Overview of Private Mortgage Insurance Industry and its Operating Environment” above. To the extent our premium yield materially declines without either a corresponding decrease in our risk written or achieving other benefits, we become less likely to be able to withstand the occurrence of a catastrophic loss scenario.

Defaults. The claim cycle on PMI generally begins with the insurer’s receipt of notification of a delinquency on an insured loan from the loan servicer. We consider a loan to be delinquent when it is two or more payments past due. Most servicers report delinquent loans to us within this two month period. The incidence of delinquency is affected by a variety of factors, including the level of borrower income growth, unemployment, health issues, family status, the level of interest rates, rates of home price appreciation or depreciation and general borrower creditworthiness. Delinquencies that are not cured result in a claim to us. See “– Claims.” Delinquencies may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage. In addition, when a policy is rescinded or a claim is denied we remove the loan from our delinquency inventory.

The following table shows the number of insured primary and pool loans in the MGIC Book, the related number of delinquent loans and the percentage of delinquent loans, or delinquency rate, as of December 31, 2013-2017.

Delinquency statistics for the MGIC book		December 31,
		2017	2016	2015	2014	2013
	Primary Insurance:
	Insured loans in force	1,023,951	998,294	992,188	968,748	960,163
	Delinquent loans	46,556	50,282	62,633	79,901	103,328
	Delinquency rate – all loans	4.6%	5.0%	6.3%	8.3%	10.8%
	Defaulted loans in our claims received inventory	954	1,385	2,769	4,746	6,948

	Pool Insurance:
	Insured loans in force	31,364	39,071	52,189	62,869	87,584
	Delinquent loans	1,309	1,883	2,739	3,797	6,563
	Delinquency rate	4.2%	4.8%	5.3%	6.0%	7.5%

MGIC Investment Corporation 2017 Form 10-K | 22

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Different geographical areas may experience different delinquency rates due to varying localized economic conditions from year to year. The following table shows the percentage of primary loans we insured that were delinquent as of December 31, 2017, 2016 and 2015 for the 15 jurisdictions for which we paid the most claims during 2017.

Jurisdiction delinquency rates		December 31,
		2017	2016	2015
	New Jersey	7.3%	11.3%	15.6%
	Florida	9.5	6.6	10.1
	New York	8.0	10.5	12.7
	Illinois	4.1	5.5	7.1
	Maryland	5.4	7.4	9.4
	Pennsylvania	4.2	5.3	6.5
	Puerto Rico	24.2	10.7	12.0
	California	2.6	3.1	4.1
	Ohio	3.2	4.2	5.2
	Massachusetts	4.1	6.1	7.4
	Connecticut	4.4	5.6	7.1
	Virginia	2.8	3.8	4.9
	Georgia	4.5	5.5	6.5
	Indiana	4.2	5.4	6.5
	Washington	1.9	2.9	4.0
	All other jurisdictions	3.6	4.2	5.1

We believe the increase in delinquency rates from 2016 to 2017 in Florida and Puerto Rico reflect the impact of the 2017 hurricanes experienced in those areas. Based on our analysis and past experience, we do not expect the 2017 hurricane activity to result in a material increase in our incurred losses or paid claims. However, see our risk factor titled "Recent hurricanes may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs" in Item 1A for factors that could cause our actual results to differ from our expectation.

The primary delinquency inventory in those same jurisdictions as of December 31, 2017, 2016 and 2015 appears in a table found in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Loss Reserves,” in Item 7.

Claims. Claims result from delinquencies that are not cured or a short sale that we approve. Whether a claim results from an uncured delinquency depends, in large part, on the borrower’s equity in the home at the time of delinquency, the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the delinquency. Various factors affect the frequency and amount of claims, including local home prices and employment levels, and interest rates. If a delinquency goes to claim, any premium collected from the time of delinquency to the time of claim payment is returned to the servicer along with the claim payment.

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). For the past several years, the average time it took to receive a claim associated with a delinquency increased significantly from our historical experience of approximately twelve months, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, the average time for servicers to process foreclosures has decreased, which has reduced the average time to receive a claim associated with new delinquent notices that do not cure. It is difficult to estimate how long it may take for current and future delinquencies that do not cure to develop into paid claims.

MGIC Investment Corporation 2017 Form 10-K | 23

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we have the option of either (1) paying the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property (we have elected this option for the vast majority of claim payments in the recent past), or (2) paying 100% of the claim amount in exchange for the lender’s conveyance to us of good and marketable title to the property. After we receive title to a property, we sell it for our own account. If we fail to pay a claim timely, we would be subject to additional interest expense.

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or home price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern for other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books of business increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2017, 58% of our primary RIF was written subsequent to December 31, 2014, 67% of our primary RIF was written subsequent to December 31, 2013, and 73% of our primary RIF was written subsequent to December 31, 2012. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is the amount of the average claim size, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts and local market conditions. For information about our primary average claim paid, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Net Losses and LAE Paid,” in Item 7.

Net losses paid and primary losses paid for the top 15 jurisdictions and all other jurisdictions for 2017, 2016 and 2015 appear in tables found in “Management’s Discussion and Analysis – Consolidated Results of

Operations – Losses and expenses – Net Losses and LAE Paid,” in Item 7.

Loss Mitigation.
Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In each of 2017 and 2016, curtailments reduced our average claim paid by approximately 5.6% and 5.5%, respectively.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims as “rescissions” and variations of this term. The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under the Gold Cert Endorsement, which limited our ability to rescind coverage compared to our master policy in effect at that time. Our rescission rights under our master policy introduced in 2014 are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. We do not expect future rescissions will be a significant portion of the claims we resolve over the next few years.

Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. When we rescind coverage, we return all premiums previously paid to us under

MGIC Investment Corporation 2017 Form 10-K | 24

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

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

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $285 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.

Although loan modification programs continued to mitigate our losses in 2017, their impact has decreased significantly from the impact we experienced in 2008-2012.

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

Loss Reserves and Premium Deficiency Reserve
A significant period of time typically elapses between the time when a borrower becomes delinquent on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the delinquency to us, the acquisition of the property by the lender (typically through foreclosure) or the sale of the property with our approval, and the eventual payment of the claim related to the uncured delinquency or a rescission. To recognize the estimated liability for losses related to outstanding reported delinquencies, or delinquency inventory, we establish loss reserves.  Loss reserves are established by estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss reserve estimates are established based upon historical experience, including rescission and curtailment activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish loss reserves for future claims on insured loans that are not currently delinquent.

We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from delinquencies that have occurred, but which have not yet been reported to us.

Our reserving process bases our estimates of future events on our past experience. However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods,” and “Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.”

MGIC Investment Corporation 2017 Form 10-K | 25

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

Our losses incurred from our RIF have declined in recent years in part due to the improving economy and the run-off of the insurance policies we wrote before the financial crisis. These factors resulted in fewer delinquent loans, as well as an improved cure rate on delinquent loans. Our losses incurred were $53.7 million in 2017, compared to $240.2 million in 2016 and $343.5 million in 2015. For information about the decrease in losses incurred from 2016 to 2017, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Losses incurred, net,” in Item 7.

After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish a premium deficiency reserve, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established reserves. Products are grouped, for premium deficiency testing purposes, based on similarities in the way products are acquired, serviced and measured for profitability. In the fourth quarter of 2007, we recorded a premium deficiency reserve relating to Wall Street bulk transactions remaining in our IIF. That premium deficiency reserve was eliminated in the second quarter of 2015.

C. Investment Portfolio
Policy and Strategy
At December 31, 2017, the fair value of our investment portfolio was approximately $5.0 billion. In addition, at December 31, 2017, our total assets included approximately $99.9 million of cash and cash equivalents. At December 31, 2017, of our portfolio plus cash and cash equivalents, approximately $216 million was held by our parent company and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2017, approximately 78% of our investment portfolio (excluding cash and cash equivalents) was managed by Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

Our current investment policy emphasizes preservation of capital. Therefore, our investment portfolio consists almost entirely of high-quality, investment grade, fixed income securities. Our investment portfolio strategy encompasses tax efficiency. The mix of tax-exempt municipal securities in our investment portfolio will be dependent upon their value, relative to taxable equivalent securities, determined in part by federal statutory tax rates. The goal is to maintain or grow net investment income through a combination of investment income and tax advantages. Also, our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements.

Our investment policies in effect at December 31, 2017 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. They also limit the amount of investment in foreign governments and foreign domiciled securities and in any individual foreign country.

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

MGIC Investment Corporation 2017 Form 10-K | 26

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

For information about the credit ratings of securities in our investment portfolio, see “Management’s Discussion and Analysis – Balance Sheet Analysis – Assets – Investments Analysis” in Item 7.

Investment Operations
At December 31, 2017, the sectors of our investment portfolio were as shown in the table below:

Investment portfolio - sectors		Percentage of Portfolio’s Fair Value
	1. Corporate	41.6%
	2. Tax-Exempt Municipals	28.6
	3. Taxable Municipals	12.9
	4. Asset Backed	8.6
	5. GNMA Pass-through Certificates	3.6
	6. U.S Treasuries	3.0
	7. Escrowed/Prerefunded Municipals	1.6
	8. Equities and Other	0.1
		100.0%

We had no derivative financial instruments in our investment portfolio. Securities with stated maturities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 12%, 35%, 21% and 32%, respectively, of the total fair value of our investment in fixed income debt securities. ABS, RMBS, CMBS and CLOs representing 12% of the total fair value of our investment portfolio are not included in these maturity categories as the expected maturities may differ to the stated maturities based on the periodic payments during the life of the security. Our pre-tax yield was 2.7%, 2.6% and 2.5% for 2017, 2016, and 2015, respectively, and our after-tax yield was 2.0%, 1.9% and 1.8% for 2017, 2016, and 2015, respectively.

Our ten largest holdings at December 31, 2017 appear in the table below:

Investment portfolio - top ten largest holdings		Fair Value (In thousands)
	1. New York St Dorm Auth Rev	$59,312
	2. Goldman Sachs Group	54,698
	3. GS Mortgage Securities Trust	51,881
	4. Comm Mortgage Trust	46,730
	5. JP Morgan Chase	41,183
	6. Chicago Airport Revenue	40,871
	7. New York City NY Transitional	40,157
	8. American Honda Finance	38,934
	9. Morgan Stanley	36,717
	10. Pennsylvania St Turnpike Comm	36,001
		$446,484

Note: This table excludes securities issued by the U.S. government, U.S. government agencies, the GSEs and the Federal Home Loan Banks.

For further information concerning investment operations, see Note 5 – “Investments,” to our consolidated financial statements in Item 8.

MGIC Investment Corporation 2017 Form 10-K | 27

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

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

Wisconsin has adopted the Risk Management and Own Risk and Solvency Assessment Act, which was effective January 1, 2015 and requires, among other things, that we:

•	no less than annually, conduct an Own Risk and Solvency Assessment ("ORSA") to assess the material risks associated with our business and our current and estimated projected future solvency position;

•	maintain a risk management framework to assess, monitor, manage and report on material risks; and

•	provide a confidential high-level ORSA Summary Report annually to the OCI.

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

At December 31, 2017, MGIC’s risk-to-capital ratio was 9.5 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.1 billion above the required MPP of $1.2 billion.

The NAIC plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators has been considering since 2016 a risk-based framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements. See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our

MGIC Investment Corporation 2017 Form 10-K | 28

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

eligibility” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, for information about regulations governing our capital adequacy and our expectations regarding our future capital position. See "Management's Discussion and Analysis – Liquidity and Capital Resources – Capital Adequacy" in Item 7 for information about our current capital position.

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to time. Based on our interpretation of the financial requirements of the PMIERs, as of December 31, 2017, MGIC’s Available Assets totaled $4.8 billion, or $0.8 billion in excess of its Minimum Required Assets. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage

MGIC Investment Corporation 2017 Form 10-K | 29

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

On December 18, 2017, we received a summary of proposed changes to the PMIERs that are being recommended to the FHFA by the GSEs. Once the PMIERs are finalized, we expect a six-month implementation period before the revised PMIERs are effective. We expect that effectiveness will not be earlier than the fourth quarter of 2018.

If the GSE-recommended changes are adopted with an effective date in the fourth quarter of 2018, we expect that at the effective date, MGIC would continue to have an excess of Available Assets over Minimum Required Assets, although this excess would be materially lower than it was at December 31, 2017 under the existing PMIERs, and that MGIC would continue to be able to pay quarterly dividends to our holding company at the $50 million quarterly rate at which they were paid in the fourth quarter of 2017. As a result, we expect cash at our holding company at December 31, 2018 would increase over what its December 31, 2017 level.

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

In December 2013, the U.S. Treasury Department’s Federal Insurance Office released a report that calls for federal standards and oversight for mortgage insurers to be developed and implemented. It is uncertain if and when the standards and oversight will become effective and what form they will take.

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

MGIC Investment Corporation 2017 Form 10-K | 30

MGIC Investment Corporation 2017 Form 10-K
Business (continued)

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

E. Employees
At December 31, 2017, we had 819 full- and part-time employees, approximately 35% of whom were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” employees has ranged from fewer than 50 to more than 220.

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

MGIC Investment Corporation 2017 Form 10-K | 31

Risk Factors
MGIC Investment Corporation 2017 Form 10-K Table of Contents

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
The private mortgage insurance industry is highly competitive and is expected to remain so. We believe that we currently compete with other private mortgage insurers based on pricing, underwriting requirements, financial strength (including based on credit or financial strength ratings), customer relationships, name recognition, reputation, the strength of our management team and field organization, the ancillary products and services provided to lenders and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.
Much of the competition in the industry has centered on pricing practices which, in the last few years included: (i) reductions in standard filed rates on borrower-paid policies, (ii) use by certain competitors of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); and (iii) use of customized rates (discounted from published rates). The willingness of mortgage insurers to offer reduced pricing (through filed or customized rates) has been met with an increased demand from various lenders for reduced rate products. There can be no assurance that pricing competition will not intensify further, which could result in a decrease in our new insurance written and/or returns.
In 2016 and 2017, approximately 5% and 4%, respectively, of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements result in our declining to insure some of the loans originated by our customers, or our insurance policy rescissions and claim curtailments affect the customer.
Certain of our competitors have access to capital at a lower cost of capital than we do (including, as a result of off-shore reinsurance vehicles, which are also tax-advantaged). As a result, they may be better positioned to

MGIC Investment Corporation 2017 Form 10-K | 32

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

compete outside of traditional mortgage insurance, including if Fannie Mae and Freddie Mac (the "GSEs") pursue alternative forms of credit enhancement. In addition, because of their tax advantages, certain competitors may be able to achieve higher after-tax rates of return on their NIW compared to us, which could allow them to leverage reduced pricing to gain market share.
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

•
Our ability to participate in the non-GSE mortgage market (which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our mortgage insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from Moody’s is Baa2 (with a stable outlook) and from Standard & Poor’s is BBB+ (with a stable outlook).

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

The GSEs (and other investors) have used alternative forms of credit enhancement other than private mortgage insurance, such as obtaining insurance from non-mortgage insurers, engaging in credit-linked note transactions executed in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors; using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage; or accepting credit risk without credit enhancement. Although alternative forms of credit enhancement used by the GSEs in the past several years have not displaced primary mortgage

MGIC Investment Corporation 2017 Form 10-K | 33

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

insurance, we understand one GSE is marketing a “no MI” pilot program to lenders that would have loan level default coverage provided by various insurers that are not mortgage insurers and that are not selected by the lenders.
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 35.6% in 2017, 35.5% in 2016, and 39.3% in 2015. In the past ten years, the FHA’s share has been as low as 17.1% in 2007 and as high as 68.7% in 2009. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how the factors that affect the FHA’s share of new insurance written will change in the future.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 24.1% in 2017, 26.6% in 2016, and 23.9% in 2015. In the past ten years, the VA’s share has been as low as 5.4% in 2007 and as high as 26.6% in 2016. We believe that the VA’s market share has generally been increasing because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.
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

MGIC Investment Corporation 2017 Form 10-K | 34

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

•
the terms on which the GSEs offer lenders relief on their representations and warranties made at the time of sale of a loan to the GSEs, which creates pressure on mortgage insurers to limit their rescission rights to conform to such relief, and the extent to which the GSEs intervene in mortgage insurers’ claims paying practices, rescission practices or rescission settlement practices with lenders, and

•	the maximum loan limits of the GSEs compared to those of the FHA and other investors.
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
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book of business and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of December 31, 2017, MGIC’s Available Assets totaled $4.8 billion, or $0.8 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
On December 18, 2017, we received a summary of proposed changes to the PMIERs that are being recommended to the FHFA by the GSEs. Once the PMIERs are finalized, we expect a six-month implementation period before the revised PMIERs are effective. We expect that effectiveness will not be earlier than the fourth quarter of 2018.

If the GSE-recommended changes are adopted with an effective date in the fourth quarter of 2018, we expect that at the effective date, MGIC would continue to have an excess of Available Assets over Minimum Required Assets, although this excess would be materially lower than it was at December 31, 2017 under the existing PMIERs, and that MGIC would continue to be able to pay quarterly dividends to our holding company at the $50 million quarterly rate at which they were paid in the fourth quarter of 2017. As a result, we expect cash at our holding company at December 31, 2018 would increase over its December 31, 2017 level.

We have non-disclosure obligations to each of the GSEs and cannot provide further comment on the specific provisions of the GSE-recommended changes other than as described above. Until the GSEs and/or FHFA provide public disclosure of proposed or final changes to the existing PMIERs, we do not plan to update or correct any of the disclosure above or provide any additional disclosure regarding any modifications that may occur in the GSE-recommended changes to PMIERs.

MGIC Investment Corporation 2017 Form 10-K | 35

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

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

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans increased under the PMIERs over what state regulation currently requires, our reinsurance transactions mitigate the negative effect of the PMIERs on our returns. In this regard, see the first bullet point above. In addition, reinsurance may not always be available to us or available on similar terms, and it subjects us to counterparty credit risk.
The benefit of our net operating loss carryforwards may become substantially limited.
As of December 31, 2017, we had approximately $742.1 million of net operating losses for tax purposes that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Any unutilized carryforwards are scheduled to expire at the end of tax years 2032 through 2033. Our ability to utilize these net operating losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre-ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built-in-loss on the date of the ownership change. The amount of the annual limitation generally equals the fair value of the corporation immediately before the ownership change multiplied by the long-term tax-exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post-ownership-change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.
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
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In each of 2016 and 2017, curtailments reduced our average claim paid by approximately 5.5% and 5.6%, respectively.
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

MGIC Investment Corporation 2017 Form 10-K | 36

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

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
In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $285 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.
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
We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. State insurance regulatory authorities could take actions, including changes in capital requirements, that could have a material adverse effect on us. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act, commonly known as ECOA, FCRA, and other laws. For more details about the various ways in which our subsidiaries are regulated, see “Regulation” in Item 1 of this Annual Report. In addition to regulation by state insurance regulators, the CFPB may issue additional rules or regulations, which may materially affect our business.
In December 2013, the U.S. Treasury Department’s Federal Insurance Office released a report that calls for federal standards and oversight for mortgage insurers to be developed and implemented. It is uncertain if and when the standards and oversight will become effective and what form they will take.
Resolution of our dispute with the Internal Revenue Service could adversely affect us.
The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for taxes, interest and penalties related to our treatment

MGIC Investment Corporation 2017 Form 10-K | 37

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

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
In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2017, there would also be interest related to these matters of approximately $205.0 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2017, those state taxes and interest would approximate $85.8 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2017 is $142.8 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.
We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS filed an answer to our petition which continued to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing, and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. The parties have reached agreement on all issues in the case and in the fourth quarter of 2017, the IRS submitted documentation reflecting the terms of the agreement to the Joint Committee on Taxation (“JCT”) for its review, which must be performed before a settlement can be completed. There is no assurance that a settlement will be completed. Based on information that we currently have regarding the status of our ongoing dispute, we recorded a provision for additional taxes and interest of $29.0 million in 2017.
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
If our risk management programs are not effective in identifying, or adequate in controlling or mitigating, the risks we face, or if the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
Our enterprise risk management program, described in "Business - Our Products and Services - Risk Management" in Item 1, may not be effective in identifying, or adequate in controlling or mitigating, the risks we face in our business.
We employ proprietary and third party models to project returns, price products, calculate reserves, generate projections used to estimate future pre-tax income and to evaluate loss recognition testing, evaluate risk, determine internal capital requirements, perform stress testing, and for other uses. These models rely on estimates and projections that are inherently uncertain and may not operate as intended. In addition, from time to time we seek to improve certain models, and the conversion process may result in material changes to assumptions, including those about returns and financial results. The models we employ are complex, which

MGIC Investment Corporation 2017 Form 10-K | 38

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations may not be correct, and the controls we have in place to mitigate that risk may not be effective in all cases. The risks related to our models may increase when we change assumptions and/or methodologies, or when we add or change modeling platforms. We have enhanced, and we intend to continue to enhance, our modeling capabilities. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.
Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.
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
The number of borrowers missing their mortgage payments in the areas affected by recent hurricanes in Texas, Florida and Puerto Rico has increased. Despite the associated increase in our inventory of notices of default, based on our analysis and past experience, we do not expect the recent hurricane activity to result in a material increase in our incurred losses or paid claims. However, the following factors could cause our actual results to differ from our expectation in the forward looking statement in the preceding sentence:

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
When we establish reserves, we estimate the ultimate loss on delinquent loans using estimated claim rates and claim amounts. The estimated claim rates and claim amounts represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from

MGIC Investment Corporation 2017 Form 10-K | 39

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions, and a change in the length of time loans are delinquent before claims are received. The change in conditions may include changes in unemployment, affecting borrowers’ income and thus their ability to make mortgage payments, and changes in home prices, which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could have a material impact on our future results, even in a stable economic environment. In addition, historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate.
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
If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline.
The factors that may affect the volume of low down payment mortgage originations include:

•	restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues or risk-retention and/or capital requirements affecting lenders,

•	the level of home mortgage interest rates,

•	the health of the domestic economy as well as conditions in regional and local economies and the level of consumer confidence,

•	housing affordability,

•	new and existing housing availability,

•	the rate of household formation, which is influenced, in part, by population and immigration trends,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinanced loans have loan-to-value ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.
A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance and decrease our new insurance written. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.”

MGIC Investment Corporation 2017 Form 10-K | 40

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

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
At December 31, 2017, MGIC’s risk-to-capital ratio was 9.5 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.1 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these risk factors for information about matters that could negatively affect such compliance.
At December 31, 2017, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 10.5 to 1. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its reinsurance affiliate, additional capital contributions to the affiliate could be needed.
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

MGIC Investment Corporation 2017 Form 10-K | 41

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.
Losses result from events that reduce a borrower’s ability or willingness to continue to make mortgage payments, such as unemployment, health issues, family status, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect home prices, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Home prices may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates generally, changes to the deductibility of mortgage interest or mortgage insurance premiums for income tax purposes, decreases in the rate of household formations, or other factors. Recently enacted tax legislation could have some negative impact on home prices especially on higher priced homes, but we cannot predict the magnitude of the impact, if any, on the values of the homes we insure. Changes in home prices and unemployment levels are inherently difficult to forecast given the uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, mortgage finance programs and policies, and housing finance reform.
The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring.
The Minimum Required Assets under the PMIERs are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering loan-to-value ratio, credit score, vintage, Home Affordable Refinance Program ("HARP") status and delinquency status; and whether the loans were insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination consistent with the Homeowners Protection Act requirements for borrower paid mortgage insurance. Therefore, if our direct risk-in-force increases through increases in new insurance written, or if our mix of business changes to include loans with higher loan-to-value ratios or lower FICO scores, for example, or if we insure a higher percentage of loans under lender-paid mortgage insurance policies, all other things equal, we will be required to hold more Available Assets in order to maintain GSE eligibility.
The minimum capital required by the risk-based capital framework contained in the exposure draft released by the NAIC in May 2016 would be, in part, a function of certain loan and economic factors, including property location, loan-to-value ratio and credit score; general underwriting quality in the market at the time of loan origination; the age of the loan; and the premium rate we charge. Depending on the provisions of the capital requirements when they are released in final form and become effective, our mix of business may affect the minimum capital we are required to hold under the new framework.
Beginning in 2014, we have increased the percentage of our business from lender-paid single premium policies. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
We have in place quota share reinsurance transactions with a group of unaffiliated reinsurers that cover most of our insurance written from 2013 through 2017, and a portion of our insurance written prior to 2013. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The net cost of reinsurance, with respect to a covered loan, is 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loan with reinsurance by our direct (that is, without reinsurance) premiums from such loan. Although the

MGIC Investment Corporation 2017 Form 10-K | 42

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses. We expect that in the first quarter of 2018, we will enter into an agreement covering most of our new insurance written in 2018, on terms no less favorable than our existing transactions. The GSEs have approved the terms of our proposed 2018 QSR Transaction, however, the transactions will be reviewed under the PMIERs at least annually. We may not receive full credit under the PMIERs for the risk ceded under our quota share reinsurance transactions.
In addition to the effect of reinsurance on our premiums, we expect a modest decline in our premium yield resulting from the premium rates themselves: the books of business we wrote before 2009, which have a higher average premium rate than subsequent books of business, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books of business is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date. However, for loans that have utilized HARP, the initial ten-year period was reset to begin as of the date of the HARP transaction. As of December 31, 2017, approximately 1% of our total primary insurance in force was written in 2008, has not been refinanced under HARP and is subject to a reset after ten years.
The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our then existing master policy (the “Gold Cert Endorsement”), which limited our ability to rescind coverage compared to that master policy. To comply with requirements of the GSEs, we introduced our current master policy in 2014. Our rescission rights under our current master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our current master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, was written under our current master policy. As of December 31, 2017, approximately 74% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our current master policy.
From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. We also change our underwriting guidelines, in part through aligning some of them with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. As a result of changes to our underwriting guidelines and requirements (including those related to debt to income ("DTI") ratios, credit scores, and the manner in which income levels and property values are determined) and other factors, our business written beginning in the second half of 2013 is expected to have a somewhat higher claim incidence than business written in 2009 through the first half of 2013, but materially below that on business written in 2005-2008. However, we believe this business presents an acceptable level of risk. The number of loans we insured with DTIs greater than 45% increased in the second half of 2017 after the requirements of a GSE automated underwriting system were made more liberal; however, effective for loans we insure beginning in March 2018, we increased the credit score required in connection with such loans. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. We monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made, which in total are expected to have a somewhat higher claim incidence than loans that meet our guidelines, accounted for fewer than 2% of the loans we insured in each of 2016 and 2017.
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with higher loan-to-value ratios, lower FICO scores, limited underwriting, including limited borrower documentation, or higher DTI ratios, as well as loans having combinations of higher risk factors. As of December 31, 2017, approximately 13.8% of our primary risk in force covered loans with LTV ratios greater than 95%, 3.0% covered loans whose borrowers had FICO scores below 620, 2.8% covered loans with limited underwriting, including limited borrower documentation, and 13.2% covered loans whose borrowers had DTI ratios greater than 45% (or where no ratio is available), each attribute as determined at the time of loan origination. An individual loan may have more than one of these attributes. A material number of these loans were originated in 2005 - 2007 or the first half of 2008. For information about

MGIC Investment Corporation 2017 Form 10-K | 43

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

our classification of loans by FICO score and documentation, see footnotes (5) and (6) to the Characteristics of Primary Risk in Force table under “Business - Our Products and Services” in Item 1 of this Annual Report.
As of December 31, 2017, approximately 1% of our primary risk in force consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
If state or federal regulations or statutes are changed in ways that ease mortgage lending standards and/or requirements, or if lenders seek ways to replace business in times of lower mortgage originations, it is possible that more mortgage loans could be originated with higher risk characteristics than are currently being originated, such as loans with lower FICO scores and higher DTIs. Lenders could pressure mortgage insurers to insure such loans. Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses even under our current underwriting requirements. We do, however, believe that our insurance written beginning in the second half of 2008 will generate underwriting profits.
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
The losses we have incurred on our 2005-2008 books of business have exceeded our premiums from those books. Our current expectation is that the incurred losses from those books, although declining, will continue to generate a material portion of our total incurred losses for a number of years. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices.
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

MGIC Investment Corporation 2017 Form 10-K | 44

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.
The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. In each year, most of our premiums earned are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is generally measured by persistency (the percentage of our insurance remaining in force from one year prior), is a significant determinant of our revenues. Future premiums on our monthly premium policies in force represent a material portion of our claims paying resources and a low persistency rate will reduce those future premiums. In contrast, a higher than expected persistency rate will decrease the profitability from single premium policies because they will remain in force longer than was estimated when the policies were written.
The monthly premium policies for the substantial majority of loans we insured provides that, for the first ten years of the policy, the premium is determined by the product of the premium rate and the initial loan balance; thereafter, a lower premium rate is applied to the initial loan balance. The initial ten-year period is reset when the loan is refinanced under HARP. The premiums on many of the policies in our 2007 book of business that were not refinanced under HARP reset in 2017. As of December 31, 2017, approximately 1% of our total primary insurance in force was written in 2008, has not been refinanced under HARP, and is subject to a rate reset after ten years.
Our persistency rate was 80.1% at December 31, 2017, 76.9% at December 31, 2016 and 79.7% at December 31, 2015. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.
Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Our persistency rate is also affected by the mortgage insurance cancellation policies of mortgage investors along with the current value of the homes underlying the mortgages in the insurance in force.
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
At December 31, 2017, we had outstanding $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures") (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.55 for at least 20 of the 30 trading days preceding notice of the redemption.
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

MGIC Investment Corporation 2017 Form 10-K | 45

MGIC Investment Corporation 2017 Form 10-K
Risk factors (continued)

associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures.
For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 4 – “Earnings Per Share” to our consolidated financial statements in this Annual Report. We currently have no plans to repurchase common stock but regularly consider appropriate uses for resources of our holding company. In addition, we have in the past, and may in the future, purchase our debt securities.
Our holding company debt obligations materially exceed our holding company cash and investments.
At December 31, 2017, we had approximately $216 million in cash and investments at our holding company and our holding company’s debt obligations were $815 million in aggregate principal amount, consisting of $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes") and $390 million of 9% Debentures (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of December 31, 2017, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).
The 5.75% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In 2017, MGIC paid a total of $140 million in dividends to our holding company. We expect MGIC to continue to pay quarterly dividends. We ask the OCI not to object before MGIC pays dividends. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
We could be adversely affected if personal information on consumers that we maintain is improperly disclosed and our information technology systems may become outdated and we may not be able to make timely modifications to support our products and services.
As part of our business, we maintain large amounts of personal information on consumers. While we believe we have appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or employees, will not occur. Unauthorized disclosure could adversely affect our reputation, result in a loss of business and expose us to material claims for damages.
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

MGIC Investment Corporation 2017 Form 10-K | 46

Unresolved Staff Comments, Properties, Legal Proceedings, Mine Safety Disclosures
MGIC Investment Corporation 2017 Form 10-K Table of Contents

Item 1B.
Unresolved Staff Comments.
None.

Item 2.
Properties
At December 31, 2017, we leased office space in various cities throughout the United States under leases expiring between 2018 and 2021 and which required monthly rental payments that in the aggregate are immaterial.

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
In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2017, there would also be interest related to these matters of approximately $205.0 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2017, those state taxes and interest would approximate $85.8 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2017 is $142.8 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.
We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS filed an answer to our petition which continued to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing, and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. The parties have reached agreement on all issues in the case and in the fourth quarter of 2017, the IRS submitted documentation reflecting the terms of the agreement to the JCT for its review, which must be performed before a settlement can be completed. There is no assurance that a settlement will be completed. Based on information that we currently have regarding the status of our ongoing dispute, we recorded a provision for additional taxes and interest of $29.0 million in 2017.

MGIC Investment Corporation 2017 Form 10-K | 47

Unresolved Staff Comments, Properties, Legal Proceedings, Mine Safety Disclosures
MGIC Investment Corporation 2017 Form 10-K Table of Contents

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

In addition to the above litigation (including arbitration), we face other litigation, regulatory risks and disputes. For additional information about such other litigation and regulatory risks, you should review our risk factors titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

Item 4.
Mine Safety Disclosures.
Not Applicable.

MGIC Investment Corporation 2017 Form 10-K | 48

Executive Officers of the Registrant
MGIC Investment Corporation 2017 Form 10-K Table of Contents

Executive Officers of the Registrant
Certain information with respect to our executive officers as of February 23, 2018 is set forth below:

Executive officers of the registrant	Name and Age	Title
	Patrick Sinks, 61	President and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC
	Timothy J. Mattke, 42	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC
	James J. Hughes, 55	Executive Vice President – Sales and Business Development of MGIC
	Jeffrey H. Lane, 68	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC
	Stephen C. Mackey, 57	Executive Vice President and Chief Risk Officer of MGIC Investment Corporation and MGIC
	Salvatore A. Miosi, 51	Executive Vice President – Business Strategy and Operations of MGIC
	Gregory A. Chi, 58	Senior Vice President – Information Services and Chief Information Officer of MGIC

Mr. Sinks has served as our Chief Executive Officer since March 2015 and has been our and MGIC’s President since January 2006.  He was Executive Vice President – Field Operations of MGIC from January 2004 to January 2006 and was Senior Vice President – Field Operations of MGIC from July 2002 to January 2004. From March 1985 to July 2002, he held various positions within MGIC’s finance and accounting organization, the last of which was Senior Vice President, Controller and Chief Accounting Officer. Mr. Sinks has been a director of MGIC Investment Corporation and MGIC since July 2014.

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

Mr. Chi joined MGIC in February 2012 and has served as MGIC’s Senior Vice President – Information Services and Chief Information Officer since March 2012. Prior to joining MGIC, Mr. Chi had been Senior Vice President of Enterprise Delivery Services with SunTrust Bank since 2008. Prior to joining SunTrust, Mr. Chi had been Vice President, Information Technology Development Application with MetLife, Inc. since 2005.  Prior to that, Mr. Chi held various senior management positions in the financial services industry.

MGIC Investment Corporation 2017 Form 10-K | 49

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MGIC Investment Corporation 2017 Form 10-K Table of Contents

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2017 and 2016 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

Common stock sales prices		2017		2016
	Quarter	High	Low	High	Low
	First	$11.35	$9.68	$8.72	$5.63
	Second	11.40	9.84	7.85	5.36
	Third	12.65	10.64	8.23	5.45
	Fourth	15.64	12.26	10.58	7.84

No cash dividends have been paid since July 2008. The payment of any future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position.  See Note 7 – “Debt,” to our consolidated financial statements in Item 8 for dividend restrictions during interest deferral periods related to our 9% Debentures. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulations. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 14 – “Statutory Information,” to our consolidated financial statements in Item 8.
As of February 7, 2018, the number of shareholders of record was 201. In addition, we estimate there are approximately 40,900 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b)	Not applicable.

(c)	Not applicable.

MGIC Investment Corporation 2017 Form 10-K | 50

Selected Financial and Other Data
MGIC Investment Corporation 2017 Form 10-K Table of Contents

	Item 6.
	Selected Financial Data

		As of and for the Years Ended December 31,
	(In thousands, except per share data)	2017	2016	2015	2014	2013
Summary of operations	Revenues:
	Net premiums written	$997,955	$975,091	$1,020,277	$881,962	$923,481
	Net premiums earned	934,747	925,226	896,222	844,371	943,051
	Investment income, net	120,871	110,666	103,741	87,647	80,739
	Realized investment gains, net including net impairment losses	249	8,932	28,361	1,357	5,731
	Other revenue	10,187	17,659	12,964	9,259	9,914
	Total revenues	1,066,054	1,062,483	1,041,288	942,634	1,039,435

	Losses and expenses:
	Losses incurred, net	53,709	240,157	343,547	496,077	838,716
	Change in premium deficiency reserve	—	—	(23,751)	(24,710)	(25,320)
	Underwriting and other expenses	170,749	160,409	164,366	146,059	192,518
	Interest expense	57,035	56,672	68,932	69,648	79,663
	Loss on debt extinguishment	65	90,531	507	837	—
	Total losses and expenses	281,558	547,769	553,601	687,911	1,085,577
	Income (loss) before tax	784,496	514,714	487,687	254,723	(46,142)
	Provision for (benefit from) income taxes (1)	428,735	172,197	(684,313)	2,774	3,696
	Net income (loss)	$355,761	$342,517	$1,172,000	$251,949	$(49,838)

	Weighted average common shares outstanding (2)	394,766	431,992	468,039	413,547	311,754

	Diluted income (loss) per share	$0.95	$0.86	$2.60	$0.64	$(0.16)
	Dividends per share	$—	$—	$—	$—	$—

Balance sheet data	Total investments	$4,990,561	$4,692,350	$4,663,206	$4,612,669	$4,866,819
	Cash and cash equivalents	99,851	155,410	181,120	197,882	332,692
	Total assets	5,619,499	5,734,529	5,868,343	5,251,414	5,582,579
	Loss reserves	985,635	1,438,813	1,893,402	2,396,807	3,061,401
	Premium deficiency reserve	—	—	—	23,751	48,461
	Short- and long-term debt	573,560	572,406	—	61,883	82,662
	Convertible senior notes	—	349,461	822,301	830,015	826,300
	Convertible junior subordinated debentures	256,872	256,872	389,522	389,522	389,522
	Shareholders' equity	3,154,526	2,548,842	2,236,140	1,036,903	744,538
	Book value per share	8.51	7.48	6.58	3.06	2.20

(1)
In 2017, we remeasured our net deferred tax assets at the lower enacted corporate income tax rate under the Tax Act. Also, in 2017, we recorded an additional income tax provision for our expected IRS settlement. In the third quarter of 2015 we reversed the valuation allowance against our deferred tax assets. See Note 12 – "Income Taxes" to our consolidated financial statements in Item 8 for a discussion of these tax related matters and their impact on our consolidated financial statements.

(2)	Includes dilutive shares in years with net income. See Note 4 – "Earnings Per Share" to our consolidated financial statements in Item 8 for a discussion of our Earnings Per Share.

MGIC Investment Corporation 2017 Form 10-K | 51

MGIC Investment Corporation 2017 Form 10-K
Selected Financial and Other Data (continued)

		Years Ended December 31,
		2017	2016	2015	2014	2013
Other data	New primary insurance written ($ millions)	$49,123	$47,875	$43,031	$33,439	$29,796
	New primary risk written ($ millions)	$12,217	$11,831	$10,824	$8,530	$7,541

	IIF (at year-end) ($ millions)
	Direct primary IIF	$194,941	$182,040	$174,514	$164,919	$158,723
	RIF (at year-end) ($ millions)
	Direct primary RIF	$50,319	$47,195	$45,462	$42,946	$41,060
	Direct pool RIF
	With aggregate loss limits	236	244	271	303	376
	Without aggregate loss limits	235	303	388	505	636

	Primary loans in default ratios
	Policies in force	1,023,951	998,294	992,188	968,748	960,163
	Loans in default	46,556	50,282	62,633	79,901	103,328
	Percentage of loans in default	4.55%	5.04%	6.31%	8.25%	10.76%

	Insurance operating ratios (GAAP)
	Loss ratio	5.7%	26.0%	38.3%	58.8%	88.9%
	Expense ratio	16.0%	15.3%	14.9%	14.7%	18.6%

	Risk-to-capital ratio (statutory)
	Mortgage Guaranty Insurance Corporation	9.5:1	10.7:1	12.1:1	14.6:1	15.8:1
	Combined insurance companies	10.5:1	12.0:1	13.6:1	16.4:1	18.4:1

MGIC Investment Corporation 2017 Form 10-K | 52

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction
As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as a separate entity, as the context requires. References to "we" and "our" in the context of debt obligations refer to MGIC Investment Corporation. See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report. The Risk Factors contained in Item 1A discuss trends and uncertainties affecting us and are an integral part of the MD&A.

Forward Looking and Other Statements
As discussed under “Forward Looking Statements and Risk Factors” in Item 1A of Part 1 of this Report, actual results may differ materially from the results contemplated by forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

MGIC Investment Corporation 2017 Form 10-K | 53

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K	Overview	Non-GAAP	Mortgage Insurance Portfolio	Consolidated Results of Operations	Balance Sheet Analysis	Liquidity and Capital Resources	Contractual Obligations	Critical Accounting Policies
Glossary of terms and acronyms

Overview
This Overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Annual Report. Hence, this Overview is qualified by the information that appears elsewhere in this Annual Report, including the other portions of the MD&A.

Through our subsidiary, MGIC, we are a leading provider of PMI in the United States, as measured by $194.9 billion of primary IIF on a consolidated basis at December 31, 2017.

Summary financial results of MGIC Investment Corporation		Year Ended December 31,
	(in millions, except per share data)	2017	2016	Change
	Selected statement of operations data
	Total revenues	$1,066.1	$1,062.5	—%
	Losses incurred, net	53.7	240.2	(78)%
	Loss on debt extinguishment	0.1	90.5	N/M
	Income before tax	784.5	514.7	52%
	Provision for income taxes	428.7	172.2	149%
	Net income	355.8	342.5	4%
	Diluted income per share	$0.95	$0.86	10%

	Non-GAAP Financial Measures (1)
	Adjusted pre-tax operating income	$784.3	$596.3	32%
	Adjusted net operating income	517.7	396.3	31%
	Adjusted net operating income per diluted share	$1.36	$0.99	37%

(1)	See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

Summary of 2017 financial results
Net income of $355.8 million for 2017 increased by $13.2 million when compared to the prior year, driven by lower losses incurred, net and the absence of significant losses on debt extinguishment in the current year, partially offset by an increase in the provision for income taxes discussed below. Diluted income per share of $0.95 increased by 10% when compared to the prior year.

Adjusted net operating income of $517.7 million for 2017 (2016: $396.3 million) and adjusted net operating income per diluted share of $1.36 (2016: $0.99) each increased from the prior year primarily due to lower losses incurred, net.

Losses incurred, net were $53.7 million, down 78% as the estimated claim rate on new delinquent notices declined and we experienced higher favorable reserve development on prior year delinquencies when compared to the prior year. New delinquent notices in 2017 increased slightly compared to the prior year due to hurricane activity in the third quarter of 2017, however the estimated claim rate on new notices was approximately 10%, down from approximately 12.5% in the prior year. Our estimated claim rate on new notices primarily reflects improved cure activity due to the current economic environment, but also reflects a materially lower estimated claim rate on our estimate of new notices caused by hurricanes. When excluding our estimate of new notices caused by hurricanes, our new notice claim rate was approximately 10.5%.

The loss on debt extinguishment recorded during 2016 reflects the repurchases of a portion of our outstanding 2% and 5% Notes at amounts above our carrying values. The loss on debt extinguishment also reflects MGIC's purchase of a portion of our 9% Debentures for which a loss was recognized as the difference between the fair value and carrying value of the liability component on the purchase date. See Note 7 - "Debt" to our consolidated financial statements for further discussion of the accounting for these transactions.

The increase in our provision for income taxes in 2017 as compared to the prior year was due to a remeasurement of our deferred tax assets to reflect the lower corporate income tax rate under the Tax Act, the increase in income before tax, and an additional tax provision recorded for the expected settlement of our IRS

MGIC Investment Corporation 2017 Form 10-K | 54

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Overview (continued)

litigation. See Note 12 - "Income taxes" to our consolidated financial statements for further discussion on the Tax Act and expected IRS settlement.

During 2017, MGIC paid $140 million in dividends to our holding company.

Business environment
Current U.S. economic conditions continue to support favorable housing fundamentals, such as low unemployment, household formations, and appreciating home values. Given the supply and demand dynamics of the current market, home prices are expected to further appreciate in 2018. Home price appreciation can have a dampening effect on home purchase activity as it reduces affordability for some borrowers, conversely it may increase the demand for mortgage insurance and/or amount of mortgage insurance due to decreased ability of borrowers to fund a similar down payment percentage absent the appreciation. This recent period of favorable housing fundamentals, coupled with, in our view, high lending standards, has provided a favorable credit backdrop for the business we have written in recent years. In that regard, we have experienced a declining delinquent inventory and lower losses and claims paid. Our most recent book years continue to experience a low level of losses.

The 10 year (and other) U.S. Treasury benchmark interest rates have increased in recent quarters and mortgage interest rates in response have been, on average, higher during 2017 compared to the historically low rates of 2016. The gradual increase in mortgage interest rates benefited our business in 2017 as persistency increased, while not materially impacting affordability for first-time homebuyers. Further increases in mortgage rates may impact affordability, which could slow housing activity. Historically however, purchase origination volume has been impacted more by the level and direction of consumer confidence than by changes in interest rates.

The private mortgage insurance industry remains intensely competitive and, in some instances, companies have lower premium rates to protect or grow market share. PMI also competes against government mortgage insurance programs such as the FHA, VA, and USDA, primarily for lower FICO score business. The market share of primary mortgage insurance written by government programs continued to exceed that written by PMI in 2017, however PMI recaptured share from those programs due to writing a higher percentage of purchase originations when compared to government programs. Generally, PMI industry share is 3-4 times higher for purchase originations than refinance originations. Amongst private mortgage insurers, our market share increased slightly from the prior year to 18.3% (source: Inside Mortgage Finance).

Refer to Mortgage Insurance Portfolio for additional discussion of the 2017 business environment and the impact it had on operating measures including NIW, IIF and RIF.

Since December 31, 2015 we have operated under the requirements of the PMIERs of the GSEs in order to insure loans purchased by them. The PMIERs include financial requirements that require an approved mortgage insurer to have Available Assets that meet or exceed its Minimum Required Assets. MGIC's Available Assets under PMIERs totaled $4.8 billion, an excess of $0.8 billion over its Minimum Required Assets at December 31, 2017.

A summary of GSE-recommended PMIERs revisions were issued to us late in the fourth quarter of 2017. Refer to "Capital - GSEs" below for a discussion of the impact such revisions are expected to have on our excess Available Assets at their effective date, which is expected to be no earlier than the fourth quarter of 2018.

Business outlook for 2018
Our outlook for 2018 should be viewed against the backdrop of the business environment discussed above.

NIW. Our NIW is affected by total mortgage originations, the percentage of total mortgage originations utilizing private mortgage insurance (the "PMI penetration rate") and our market share within the PMI industry. As of late January 2018, total mortgage originations are forecasted to decline in 2018 from 2017 levels due to declines in refinancing originations more than offsetting a slight increase in purchase originations. We expect the PMI penetration rate to increase because historically PMI has captured a share of purchase originations, which are forecast to be a higher percentage of total originations, that is estimated to be 3-4 times greater

MGIC Investment Corporation 2017 Form 10-K | 55

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Overview (continued)

than that of refinancing originations. Similar to 2017, an increase in the PMI penetration rate should serve to mitigate the decline in total mortgage originations. Although our expectation is for our 2018 NIW to increase slightly from 2017, this will be highly dependent on the actual size of the mortgage origination market, the mix of originations, and competition.

Impact of tax reform. In the fourth quarter of 2017, the Tax Act was enacted that, among other things, reduced federal income tax rates on corporations and eliminated the corporate Alternative Minimum Tax ("AMT"). The reduction in the corporate income tax rate will reduce our effective tax rate in 2018 and we expect it to be approximately 21%, compared to approximately 34% when excluding the impact of remeasuring our net deferred tax assets due to the Tax Act and the additional provision recorded for our expected IRS settlement in 2017. In recent years, we have utilized NOLs to reduce our taxes payable, however we were subject to paying taxes under the AMT. The elimination of the corporate AMT eliminates any cash taxes that would have been paid in 2018. We do not expect the changes to individual income taxes included in the Tax Act to materially impact our business.

IIF and RIF. Our book of IIF is the main driver of our revenues and earnings and its growth is driven by our ability to generate NIW and retain existing policies in force, as measured by our persistency. Interest rates influence both our NIW and persistency. In a rising rate environment, we expect cancellation rates to decline, and in turn increase persistency, although the impact generally lags the change in interest rates. Higher interest rates could reduce affordability for borrowers, which could slow housing activity, and of particular importance to our industry, slow first-time home buyer purchase activity, resulting in less NIW. Historically however, purchase origination volume has been impacted more by the level and direction of consumer confidence than by changes in interest rates. We expect our IIF will continue to grow in 2018 due to the level of NIW we expect to write in 2018 and our expected persistency.

Results of operations. We expect our earned premiums growth rate in 2018 to be comparable to that experienced in 2017. The headwinds that have limited earned premium growth in recent years, even with a larger book of IIF, are expected to persist to a certain extent in 2018. Our premium yield is expected to decline in 2018 from 2017, primarily due to changing premium rates, as more fully discussed along with other factors in our "Consolidated Results of Operations - Premium yield." However, we expect increasing IIF to counteract the effect on earned premium of a lower premium yield.

In addition to more earned premiums, our revenues are expected to include higher investment income in 2018 due to the increasing size of our investment portfolio, combined with higher average investment yields. We expect 2018 losses incurred with respect to delinquent notices received in the current year (2018) to be lower than the comparable amount for 2017 as we expect to receive fewer new delinquent notices in 2018. We cannot predict the amount, if any, of 2018 losses incurred with respect to delinquent notices received in prior years. The Tax Act will reduce our effective tax rate to approximately 21%, which will reduce the provision for income tax we record against any income before tax. Excluding the impact of remeasuring our net deferred tax assets due to the Tax Act and the additional provision recorded for our expected IRS settlement, our effective tax rate in 2017 would have been approximately 34%.

PMIERs. In December 2017, we received a summary of proposed changes to the PMIERs that are being recommended to the FHFA by the GSEs. We expect the revised PMIERs to be finalized in 2018 and effective no earlier than the fourth quarter of 2018. See "Capital - GSEs" below for our discussion of the proposed changes we have received.

Capital
GSEs
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs. In addition to their financial requirements, the PMIERs include business, quality control and certain transaction approval requirements. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our NIW. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of PMIERs include the following:

MGIC Investment Corporation 2017 Form 10-K | 56

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Overview (continued)

•
On December 18, 2017, we received a summary of proposed changes to the PMIERs that are being recommended to the FHFA by the GSEs. Once the PMIERs are finalized, we expect a six-month implementation period before the revised PMIERs are effective. We expect that effectiveness will not be earlier than the fourth quarter of 2018.

If the GSE-recommended changes are adopted with an effective date in the fourth quarter of 2018, we expect that at the effective date, MGIC would continue to have an excess of Available Assets over Minimum Required Assets, although this excess would be materially lower than it was at December 31, 2017 under the existing PMIERs, and that MGIC would continue to be able to pay quarterly dividends to our holding company at the $50 million quarterly rate at which they were paid in the fourth quarter of 2017. As a result, we expect cash at our holding company at December 31, 2018 would increase over what it was at December 31, 2017.

We have non-disclosure obligations to each of the GSEs and cannot provide further comment on the specific provisions of the GSE-recommended changes other than as described above. Until the GSEs and/or FHFA provide public disclosure of proposed or final changes to the existing PMIERs, we do not plan to update or correct any of the disclosure above or provide any additional disclosure regarding any modifications that may occur in the GSE-recommended changes to PMIERs.

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
At December 31, 2017, MGIC’s risk-to-capital ratio was 9.5 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.1 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transaction, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read our risk factors for information about matters that could negatively affect such compliance.
At December 31, 2017, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 10.5 to 1. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.
The NAIC plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. A working group of state regulators has been considering since 2016 a risk-based capital framework to establish capital requirements for mortgage

MGIC Investment Corporation 2017 Form 10-K | 57

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Overview (continued)

insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk, minimum capital floors, and action level triggers. Currently we believe that the PMIERs contain the more restrictive capital requirements in most circumstances.

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

Loan modifications and other similar programs
The federal government, including through the U.S. Department of the Treasury and the GSEs, and several lenders have modification and refinance programs to make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs included HAMP, which expired at the end of 2016, and HARP, which is scheduled to expire at the end of 2018. The GSEs have introduced other loan modifications programs to replace HAMP.

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

Table t.01 shows the percentage of our primary RIF that has been modified as of December 31, 2017.

	Table	t.01
Modifications	Policy Year		HARP (1) Modifications	HAMP & Other Modifications
	2003 and Prior		11.0%	40.5%
	2004		19.2%	43.3%
	2005		25.0%	41.0%
	2006		28.7%	39.6%
	2007		40.4%	31.1%
	2008		55.6%	18.6%
	2009		36.8%	5.4%
	2010 - 2017		—%	0.2%

	Total		8.1%	7.4%

(1)	Includes proprietary programs that are substantially the same as HARP.

MGIC Investment Corporation 2017 Form 10-K | 58

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Overview (continued)

Approximately 15.5% of our total primary RIF has been modified as of December 31, 2017. Based on loan count at December 31, 2017, the loans associated with 96.8% of all HARP modifications and 75.6% of HAMP and other modifications were current.

Factors affecting our results
Our results of operations are affected by:

Premiums written and earned
Premiums written and earned in a year are influenced by:

•
NIW, which increases IIF. Many factors affect NIW, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages from the FHA, the VA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. NIW does not include loans previously insured by us that are modified, such as loans modified under HARP.

•
Cancellations, which reduce IIF. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values compared to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Home price appreciation can give homeowners the right to cancel mortgage insurance on their loans if sufficient home equity is achieved. Cancellations also result from policy rescissions, which require us to return any premiums received on the rescinded policies, and claim payments, which require us to return any premium received on the related policies from the date of default on the insured loans. Cancellations of single premium policies, which are generally non-refundable, result in immediate recognition of any remaining unearned premium.

•
Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the insured loans and the percentage of coverage on the insured loans. The substantial majority of our monthly and annual mortgage insurance premiums are under premium plans for which, for the first ten years of the policy, the amount of premium is determined by multiplying the initial premium rate by the original loan balance; thereafter, the premium rate resets to a lower rate used for the remaining life of the policy. However, for loans that have utilized HARP, the initial ten-year period resets as of the date of the HARP transaction. The remainder of our monthly and annual premiums are under premium plans for which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.

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

MGIC Investment Corporation 2017 Form 10-K | 59

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Overview (continued)

Losses incurred
Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” below, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Losses incurred are generally affected by:

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

•
The rate at which we rescind policies or curtail claims. Our estimated loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to such rescissions and denials as “rescissions” and variations of this term. We call reductions to claims "curtailments."

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

Other
Certain activities that we do not consider being part of our fundamental operating activities may also impact our results of operations and are described below.

Net realized investment gains (losses)
Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s cost basis, as well as any "other than temporary" impairments ("OTTI") recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

MGIC Investment Corporation 2017 Form 10-K | 60

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Overview (continued)

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

Mortgage insurance earnings and cash flow cycle
In general, the majority of any underwriting profit that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book may result in either underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments) and increasing losses. The typical pattern is also a function of premium rates generally resetting to lower levels after ten years.

MGIC Investment Corporation 2017 Form 10-K | 61

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K	Overview	Non-GAAP	Mortgage Insurance Portfolio	Consolidated Results of Operations	Balance Sheet Analysis	Liquidity and Capital Resources	Contractual Obligations	Critical Accounting Policies
Glossary of terms and acronyms

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

Adjusted pre-tax operating income (loss) is defined as GAAP income (loss) before tax, excluding the effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss) and infrequent or unusual non-operating items, where applicable.

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items, where applicable and the effects of changes in our deferred tax valuation allowance. The amounts of adjustments to components of pre-tax operating income (loss) are tax effected using a federal statutory tax rate of 35%.

Adjusted net operating income (loss) per diluted share is calculated in a manner consistent with the accounting standard regarding earnings per share, by dividing (i) adjusted net operating income (loss) after making adjustments for interest expense on convertible debt, whenever the impact is dilutive, by (ii) diluted weighted average common shares outstanding, which reflects share dilution from unvested restricted stock units and from convertible debt when dilutive under the "if-converted" method.

Although adjusted pre-tax operating income (loss) and adjusted net operating income (loss) exclude certain items that have occurred in the past and are expected to occur in the future, the excluded items represent items that are: (1) not viewed as part of the operating performance of our primary activities; or (2) impacted by both discretionary and other economic or regulatory factors and are not necessarily indicative of operating trends, or both. These adjustments, along with the reasons for their treatment, are described below. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these adjustments. Other companies may calculate these measures differently. Therefore, their measures may not be comparable to those used by us.

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

(4)
Infrequent or unusual non-operating items. Our income tax expense for 2017 reflects the remeasurement of our net deferred tax assets to reflect the lower corporate income tax rate under the Tax Act. Our income tax expense also includes amounts related to our IRS dispute and is related to past transactions which are non-recurring in nature and are not part of our primary operating activities.

MGIC Investment Corporation 2017 Form 10-K | 62

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Non-GAAP (continued)

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income:

	Years Ended December 31,
	2017			2016			2015
(in thousands)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)
Income before tax / Net income	$784,496	$428,735	$355,761	514,714	172,197	342,517	487,687	(684,313)	1,172,000
Adjustments:
Additional income tax provision related to the rate decrease included in the Tax Act	—	(132,999)	132,999	—	—	—	—	—	—
Additional income tax provision related to IRS litigation	—	(29,039)	29,039	—	(731)	731	—	(580)	580
Net realized investment gains	(249)	(87)	(162)	(8,932)	(3,126)	(5,806)	(28,361)	(9,926)	(18,435)
Loss on debt extinguishment	65	23	42	90,531	31,686	58,845	507	177	330
Effect of change in deferred tax asset valuation allowance	—	—	—	—	—	—	—	847,810	(847,810)
Adjusted pre-tax operating income / Adjusted net operating income	$784,312	$266,633	$517,679	$596,313	$200,026	$396,287	$459,833	$153,168	$306,665

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share:

Weighted average diluted shares outstanding			394,766			431,992			468,039
Net income per diluted share			$0.95			$0.86			$2.60
Additional income tax provision related to the rate decrease included in the Tax Act			0.34			—			—
Additional income tax provision related to IRS litigation			0.07			—			—
Net realized investment gains			—			(0.01)			(0.04)
Loss on debt extinguishment			—			0.14			—
Effect of change in deferred tax asset valuation allowance			—			—			(1.81)
Adjusted net operating income per diluted share			$1.36			$0.99			$0.75

MGIC Investment Corporation 2017 Form 10-K | 63

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K	Overview	Non-GAAP	Mortgage Insurance Portfolio	Consolidated Results of Operations	Balance Sheet Analysis	Liquidity and Capital Resources	Contractual Obligations	Critical Accounting Policies
Glossary of terms and acronyms

Mortgage Insurance Portfolio

Mortgage originations
The primary mortgage insurance market is estimated to have declined in 2017 (table t.02), due to lower refinancing originations (chart c.01). Refinance originations fell as a result of higher mortgage interest rates on average, but continued solid housing fundamentals, such as household formations, low unemployment, and low interest rates supported home purchase activity. Mortgage origination estimates indicate that the decline in refinance volume offset an increase in purchase volume in 2017 compared to the prior year. Mortgage originations in 2018 are forecast to decrease from 2017 estimated levels because of an additional decline in refinancing volume as mortgage interest rates are anticipated to trend higher. However, purchase originations are expected to increase again which generally has a greater impact on the PMI industry as historically the industry's share is 3-4 times higher for purchase originations than refinancing originations. Competition from government mortgage insurance programs, discussed below, will also continue to impact the market share of PMI. In consideration of these factors, our 2018 NIW is expected to be slightly higher than that of 2017.

Chart	c.01
E - Estimated, F- Forecast
Source: GSEs and MBA estimates/forecasts as of January 2018. Amounts represent the average of all sources.

	Table	t.02
Estimated total of PMI, FHA, USDA, and VA primary mortgage insurance	(in billions)		2017	2016	2015
	Primary mortgage insurance		$719	$762	$646
Source: Inside Mortgage Finance - February 15, 2018 or SEC filings. Includes HARP NIW.

Mortgage insurance industry (see tables t.03 and t.04)
We compete against five other private mortgage insurers, as well as government mortgage insurance programs such as the FHA, VA, and USDA. We believe that we currently compete with other private mortgage insurers based on pricing, underwriting requirements, financial strength, customer relationships, name recognition, reputation, the strength of our management team and field organization, the ancillary products and services provided to lenders and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products. Much of the competition in the industry centers on pricing practices which, in the last few years included: (i) reductions in standard filed rates on BPMI policies, (ii) use by certain competitors of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as "black-box" pricing); and (iii) use of customized rates (discounted from published rates). These pricing practices were driven by both the implementation of the financial requirements of the PMIERs, as well as industry competition to maintain or grow market share. The result of pricing changes in 2016, in which we participated, generally decreased filed premium rates on higher-FICO score loans and increased rates on

MGIC Investment Corporation 2017 Form 10-K | 64

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Mortgage Insurance Portfolio (continued)

lower-FICO score loans. We also continue to use authority set forth in our rate filings to provide customized premium rates to qualified lenders. We believe our current rates allow us to compete effectively across many FICO scores; however, there is no assurance that pricing competition will not intensify further, which could result in a decrease in our NIW and/or returns.

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

Even though the PMI industry's pricing changes raised premiums on lower-FICO score loans in 2016, the PMI industry captured a greater share of the total low down payment (PMI and government programs) insured volume in 2017 and 2016, when compared to the respective prior year (see table t.03). In addition to a higher mix of purchase originations, the increases in PMI share were due in part to new 97% LTV loan offerings from lenders that sell loans to the GSEs, which provided an alternative to similar FHA loan programs for qualified borrowers, and some lenders are shifting business away from the FHA due to perceived legal risks.

Our market share increased in 2017 when compared to 2016. The decline in our market share in 2016 from 2015 levels was due to the overall competitive environment, and we believe the decline was principally attributable to our maintaining greater pricing discipline than certain competitors in LPMI single premium policies. We plan to continue to focus on writing new insurance that meets our risk-adjusted return thresholds across the spectrum of loans we insure and providing market-leading customer service.

	Table	t.03
Estimated primary MI market share	(% of total primary MI volume)		2017	2016	2015
	PMI		37.6%	35.4%	34.0%
	FHA		35.6%	35.5%	39.3%
	VA		24.1%	26.6%	23.9%
	USDA		2.7%	2.5%	2.8%
Source: Inside Mortgage Finance - February 15, 2018. Includes HARP NIW.

	Table	t.04
Estimated MGIC market share	(% of total primary private MI volume)		2017	2016	2015
	MGIC		18.3%	17.8%	19.9%
Source: Inside Mortgage Finance - February 15, 2018 or SEC filings. Excludes HARP NIW.

New insurance written
From our perspective, the 2017 NIW has favorable underlying risk characteristics as we and lenders, in our view, maintained high underwriting standards, despite an increase in the percentage of business with LTVs 95% and above (see table t.06) and the GSEs underwriting requirements for DTIs became more liberal in the second half of 2017. We maintained a high percentage of monthly premium business, which is almost exclusively BPMI (see table t.07). Refinancing activity declined in 2017 compared to 2016 when it was particularly strong due to historically low mortgage interest rates that persisted for much of that year. The percentage of NIW from LTVs 95.01% and above increased due to 97% LTV programs offered by lenders, while the percentage of NIW from LTVs 90.00% down to 80.01% declined due to a lower amount of refinancing originations by borrowers whose home values increased but still were required to have PMI.

MGIC Investment Corporation 2017 Form 10-K | 65

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Mortgage Insurance Portfolio (continued)

	Table	t.05
Primary NIW by FICO score			Years Ended December 31,
	(% of primary NIW)		2017	2016	2015
	740 and greater		58.6%	59.1%	57.7%
	700 - 739		26.0%	25.5%	25.2%
	660 - 699		12.1%	12.3%	13.6%
	659 and less		3.3%	3.1%	3.5%
	Total		100%	100%	100%

	Table	t.06
Loan-to-Value			Years Ended December 31,
	(% of primary NIW)		2017	2016	2015
	95.01% and above		10.7%	5.8%	4.4%
	90.01% to 95.00%		46.5%	47.8%	50.1%
	85.01% to 90.00%		29.5%	31.7%	33.1%
	80.01% to 85%		13.3%	14.7%	12.4%

	Table	t.07
Policy payment type			Years Ended December 31,
	(% of primary NIW)		2017	2016	2015
	Monthly premiums		80.8%	80.6%	79.3%
	Single premiums		19.0%	19.1%	20.4%
	Annual Premiums		0.2%	0.3%	0.3%

	Table	t.08
Type of mortgage			Years Ended December 31,
	(% of primary NIW)		2017	2016	2015
	Purchases		88.6%	80.4%	81.3%
	Refinances		11.4%	19.6%	18.7%

IIF and RIF (see table t.09)
Our book of IIF grew in 2017 due to NIW growth and a 10% decline in cancellations, each when compared to the prior year. Cancellation activity is primarily due to refinancing activity, but is also impacted by rescissions, cancellations due to claim payment, and policies cancelled when borrowers achieve the required amount of home equity. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Persistency
Our persistency at December 31, 2017 was 80.1% compared to 76.9% at December 31, 2016. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. With the current and expected level of mortgage interest rates we expect a low level of refinance activity and that our persistency in 2018 will be comparable to that of 2017.

	Table	t.09
Insurance in force and risk in force			Years Ended December 31,
	($ in billions)		2017	2016	2015
	NIW		$49.1	$47.9	$43.0
	Cancellations		(36.2)	(40.4)	(33.4)
	Increase in primary IIF		$12.9	$7.5	$9.6

	Direct primary IIF as of December 31,		$194.9	$182.0	$174.5

	Direct primary RIF as of December 31,		$50.3	$47.2	$45.5

MGIC Investment Corporation 2017 Form 10-K | 66

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Mortgage Insurance Portfolio (continued)

Credit profile of our primary RIF (see table t.10)
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 origination years. The loans we insured beginning in 2009, on average, have substantially higher FICO scores and lower LTVs than those insured in 2005-2008. The credit profile of our pre-2009 RIF has benefited from programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 96.8% of all our HARP modifications were current as of December 31, 2017. The aggregate of our 2009-2017 books and our HARP modifications accounted for approximately 86% of our total primary RIF at December 31, 2017.

Table t.10 presents the composition of our primary RIF as of December 31, 2017, 2016, and 2015.

	Table	t.10
Primary risk in force			December 31, 2017		December 31, 2016		December 31, 2015
	($ in billions)		RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
	2009+		$39,248	78%	$33,368	71%	$28,339	62%
	2005 - 2008 (HARP)		3,773	7%	4,489	9%	5,237	12%
	Other years (HARP)		308	1%	396	1%	509	1%
	Subtotal		43,330	86%	38,253	81%	34,085	75%
	Other years (Non-HARP)		1,095	2%	1,475	3%	1,933	4%
	2005- 2008 (Non-HARP)		5,894	12%	7,467	16%	9,444	21%
	Subtotal		6,989	14%	8,942	19%	11,377	25%
	Total Primary RIF		$50,319	100%	$47,195	100%	$45,462	100%

Pool and other insurance
MGIC has written no new pool insurance since 2008, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, MGIC may write pool risk in the future. Our direct pool RIF was $471 million ($236 million on pool policies with aggregate loss limits and $235 million on pool policies without aggregate loss limits) at December 31, 2017 compared to $547 million ($244 million on pool policies with aggregate loss limits and $303 million on pool policies without aggregate loss limits) at December 31, 2016. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

In the second half of 2016 we participated in GSE credit risk transfer transactions through an affiliate of MGIC. Each GSE launched a new credit risk transfer offering that involved credit insurance policies with a pool structure that primarily covered loans to be delivered to the GSE in the future. The policies provide additional coverage beyond primary mortgage insurance on 30-year fixed-rate mortgages with 80.01-95% LTVs. These transactions were immaterial to our financial statements in 2017 and 2016 and given the risk insured, are expected to remain immaterial to our financial statements in future periods. We did not enter into any GSE credit risk transfer transactions during 2017 and any future participation will need to be evaluated based upon the terms offered and expected returns.

MGIC Investment Corporation 2017 Form 10-K | 67

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K	Overview	Non-GAAP	Mortgage Insurance Portfolio	Consolidated Results of Operations	Balance Sheet Analysis	Liquidity and Capital Resources	Contractual Obligations	Critical Accounting Policies
Glossary of terms and acronyms

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of our Consolidated Results of Operations for the three-year period ended December 31, 2017. For a discussion of the Critical Accounting Policies used by us that affect the Consolidated Results of Operations, see "Critical Accounting Policies" below.

Revenues

Revenues		Year Ended December 31,
	(in millions)	2017	2016	2015
	Net premiums written	$998.0	$975.1	$1,020.3

	Net premiums earned	$934.7	$925.2	$896.2
	Investment income, net of expenses	120.9	110.7	103.7
	Net realized investment gains	0.2	8.9	28.4
	Other revenue	10.2	17.7	13.0
	Total revenues	$1,066.0	$1,062.5	$1,041.3

Net premiums written and earned
2017 compared to 2016. NPW increased 2% from the prior year, due to a decline in premium refunds and lower ceded premiums due to a higher profit commission. Premium refunds declined and our profit commission increased due to lower losses incurred. NPE increased slightly from the prior year due to a decline in premium refunds and lower ceded premiums, which offset lower premiums from our IIF during the year as our premium yield (discussed below) decreased.

2016 compared to 2015. NPW decreased 4% from the prior year primarily because ceded premiums were lower in 2015 due to the commutation of our 2013 QSR Transaction in the third quarter of 2015, which was a non-recurring transaction. As part of the commutation, unearned ceded premiums were remitted back to us from the reinsurers, and we returned the related ceding commissions, which had the effect of increasing our profit commission. Partially offsetting the higher 2016 ceded premiums was an increase in new business premiums in 2016 and a reduction in premium refunds due to lower claim activity.

NPE increased 3% in 2016 compared to 2015 reflecting higher earned premiums from single premium policies and lower premium refunds. The increase in earned premiums on single premium policies was driven by refinance activity as single premium policies are generally non-refundable. The decrease in premium refunds was due to lower claim activity. The increase in net premiums earned was offset in part by the effects of our 2013 QSR Transaction commutation in 2015, which resulted in a non-recurring increase in our profit commission.

See "Overview – Factors Affecting Our Results" above for additional factors that also influence the amount of net premiums written and earned in a year.

MGIC Investment Corporation 2017 Form 10-K | 68

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

Premium yield
Premium yield is NPE divided by average IIF during the year and is influenced by a number of key drivers, which have a varying impact from period to period. Table t.11 reconciles the change in our premium yield for the years ended 2017 and 2016 from the respective prior years.

	Table	t.11
Premium yield	(in basis points)		2017	2016
	Premium yield - prior year		51.9	52.8
	Reconciliation:
	Change in premium rates		(3.8)	(3.0)
	Change in premium refunds and accruals		1.3	2.6
	Single premium policy persistency		(0.6)	1.0
	Reinsurance		0.8	(1.5)
	Premium yield - end of year		49.6	51.9

Change in premium rates
Changing premium rates decreased our premium yield in 2017 and 2016 primarily due to the following factors.

•	The books we wrote in 2009 and after have a lower average premium rate than prior books due to several factors, including, lower risk characteristics.

•
The monthly premium program used for the substantial majority of loans we insured provides for a set premium rate for the first ten years of the policy and a lower premium rate thereafter. The initial ten-year period is reset when the loan is refinanced under HARP. As of December 31, 2017, approximately 1% of our total primary IIF was written in 2008, has not been refinanced under HARP, and is subject to a rate reset beginning in 2018.

2017 compared to 2016. The reduction in our 2017 premium yield compared to 2016 was primarily due to the increase in the percentage of our IIF that was written in 2009 and after to 79% as of December 31, 2017 from 72% as of December 31, 2016. In addition, as of December 31, 2016 approximately 4% of our total IIF was written in 2007 and was subject to premium rate resets in 2017, which resulted in a reduction in our premium yield. Our 2017 premium yield also reflects the full-year impact of IIF written in 2006 that was subject to premium rate resets during 2016.

2016 compared to 2015. The reduction in our 2016 premium yield compared to 2015 was primarily due to the increase in the percentage of our IIF that was written in 2009 and after to 72% as of December 31, 2016 from 63% as of December 31, 2015. In addition, as of December 31, 2015, approximately 2% of our total IIF was written in 2006 and was subject to premium rate resets in 2016, which resulted in a reduction in our premium yield. Our 2016 premium yield also reflects the full-year impact of IIF written in 2005 that was subject to premium rate resets during 2015.

Change in premium refunds and premium refund accruals (excluding most single premium policies)

•	Premium refunds upon claim payment or rescission decrease our premium yield. Generally, the level of premiums we refund and our premium refund accrual are highly variable from period to period.

–
When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned and any refundable premium from the cancellation date is returned to the servicer or borrower. Non-refundable premium, primarily associated with our single premium policies, is discussed below.

–	When a policy is rescinded, all previously collected premium is returned to the servicer. When a policy is cancelled due to claim payment, we return any premium received since the date of default.

2017 compared to 2016. Our losses incurred, net declined in 2017 from 2016 levels resulting in lower amounts of premium refunds, and our lower estimated claim rate is a factor in estimating premiums to be refunded in future periods. Refer to Note 8 - "Loss Reserves" in our consolidated financial statements for the

MGIC Investment Corporation 2017 Form 10-K | 69

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

amount we had accrued for our estimate of premiums to be refunded on expected claim payments as of December 31, 2017 and 2016, respectively.

2016 compared to 2015. Our net losses and LAE paid and ending delinquent inventory both declined in 2016 from 2015 levels resulting in less premium being refunded and reducing the amount we estimated to be refunded in future periods.

Single premium policy persistency

•
Generally, the premium on a single premium policy is not refundable and is earned over the estimated policy life. Therefore, if persistency is less than was assumed when the policy was written, the effective premium yield will increase.

2017 compared to 2016. The effect of cancellations of single premium policies prior to the completion of their estimated policy life on our earned premiums was approximately $9 million less in 2017 than 2016. Cancellation activity in 2016 was elevated as historically low mortgage interest rates led to high refinancing activity.

2016 compared to 2015. The effect of cancellations of single premium policies prior to the completion of their estimated policy life on our earned premiums was approximately $19 million more in 2016 than 2015. Cancellation activity in 2016 was elevated as historically low mortgage interest rates led to high refinancing activity.

Reinsurance

•	The use of reinsurance lowers our premium yield, however the magnitude of the impact varies from period to period due to the following considerations.

–
The amount of our IIF covered by reinsurance affects the amount of premiums and losses incurred that are subject to the 30% cede rate. We cede premiums earned and received, which are reduced by a profit commission that varies by the level of losses we cede.

2017 compared to 2016. The adverse impact of reinsurance to our premium yield in 2017 was 0.8 basis points less than in 2016, as our average IIF during the year increased by a higher percentage than the increase in premiums ceded, before considering our profit commission. In addition, our profit commission increased in 2017 compared to 2016 due to a lower level of ceded losses incurred, thereby resulting in a lower amount of earned premiums ceded on a net basis.

2016 compared to 2015. The adverse impact of reinsurance to our premium yield in 2016 was 1.5 basis points more than in 2015, which was in part due the commutation of our 2013 QSR Transaction in 2015 that resulted in a non-recurring increase in our profit commission and in turn reduced ceded premiums.

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

MGIC Investment Corporation 2017 Form 10-K | 70

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

•	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).

•	We cede a fixed percentage of losses incurred on insurance covered by the agreement.

Table t.12 below provides information related to our quota share reinsurance agreements for 2017, 2016, and 2015.

	Table	t.12
Quota Share Reinsurance			As of and For the Years Ended December 31,
	(Dollars in thousands)		2017	2016	2015
	NIW subject to quota share reinsurance agreements		84%	89%	91%
	IIF subject to quota share reinsurance agreements		78%	76%	73%

	Statements of operations:
	Ceded premiums written, net of profit commission		$120,974	$125,460	$41,233	(1)
	% of direct premiums written		11%	11%	4%
	Ceded premiums earned, net of profit commission		$120,974	$125,460	$88,587	(1)
	% of direct premiums earned		11%	12%	9%
	Profit commission		$125,629	$112,685	$112,847	(1)
	Ceding commissions		$49,321	$47,629	$30,816	(1)
	Ceded losses incurred		$22,336	$30,201	$17,484	(1)

	Mortgage insurance portfolio:
	Ceded RIF (in millions)		$11,849	$10,764	$9,887

	(1)
As discussed in Note 9 - "Reinsurance" to our consolidated financial statements, the 2013 QSR Transaction was commuted on July 1, 2015 and replaced with our 2015 QSR Transaction, which increased the IIF and corresponding RIF covered by reinsurance. Premiums are ceded on an earned and received basis under the 2015 QSR Transaction.

The amount of our NIW subject to our QSR Transactions varies from period to period due to loan level exclusion terms. For example, our 2017 QSR Transaction excludes NIW with amortization terms of 20 years or less, but allows higher limits of DTI and loan levels than our 2015 QSR Transaction. In addition, the QSR Transactions contain coverage thresholds that may be triggered depending on the mix of our risk written during the period. The number of loans we insured with DTIs greater than 45% increased in the second half of 2017 after the requirements of the GSE underwriting guidelines were made more liberal. The risk written on those loans with DTIs greater than 45% exceeded the coverage limit under our 2017 QSR Transaction resulting in the percentage of NIW covered in 2017 to decline from the prior year.

The effects of our QSR Transactions described and presented above result in a net pre-tax cost of the reinsurance, with respect to a covered loan, of 6% (but can be lower if losses are materially higher than we expect). This cost is derived by dividing the reduction in our pre-tax net income from such loans with reinsurance by our direct (that is, without reinsurance) premiums from such loans. Although the net cost of the reinsurance is generally constant at 6%, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses. Although the use of reinsurance reduces our pre-tax net income, we receive credit under the PMIERs for risk ceded under our 2017 and 2015 QSR Transactions, which mitigates the negative effect of the PMIERs on our returns.

2018 QSR Transaction
We expect that in the first quarter of 2018, we will enter into an agreement covering most of our NIW in 2018, on terms no less favorable than our existing QSR transactions. Compared to our 2017 QSR Transaction, the proposed 2018 QSR Transaction increases the percentage of NIW with the following loan level characteristics subject to coverage: (1) LTV ratios of 95% and greater, and (2) DTIs greater than 45%; however, the 2018 QSR Transaction excludes all NIW with LTV ratios of 85% and below. See Note 9 - "Reinsurance" to our consolidated financial statement for additional discussion on the terms of our proposed transaction. The GSEs have approved the terms of our proposed 2018 QSR Transaction.

MGIC Investment Corporation 2017 Form 10-K | 71

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

In addition to more reinsurance coverage on NIW having DTIs 45% and greater, effective for March 2018, we increased the credit score required in connection with loans that have a DTI greater than 45%.

Table t.13 below provides information related to our captive reinsurance agreements for 2017, 2016, and 2015.

	Table	t.13
Captive Reinsurance			As of and For the Years Ended December 31,
	(Dollars in thousands)		2017	2016	2015
	IIF subject to captive reinsurance agreements		1%	2%	3%

	Statements of operations:
	Ceded premiums written		$4,467	$7,987	$13,547
	% of direct premiums written		0.4%	0.7%	1.3%
	Ceded premiums earned		$4,476	$8,090	$13,650
	% of direct premiums earned		0.4%	0.8%	1.4%
	Ceded losses incurred		$(1,135)	$3,994	$10,187

Investment income
2017 compared to 2016. Net investment income increased 9% to $121 million in 2017 compared to $111 million in 2016. The increase in investment income was due to higher average investment yields, as well as a higher average investment portfolio balance.

2016 compared to 2015. Net investment income increased 7% to $111 million in 2016 compared to $104 million in 2015. The increase in investment income was due to higher average investment yields.

See "Balance Sheet Analysis" in this MD&A for further discussion regarding our investment portfolio.

Net realized investment gains
Net realized investment gains in 2017 were immaterial to our consolidated financial results. Net realized investment gains were $9 million in 2016 and $28 million in 2015. The net realized gains in 2015 reflect security sales primarily from our fixed income portfolio to realize gains under favorable market conditions.

Chart c.02 below shows the net unrealized gains (losses) position of our investment portfolio as of December 31, 2017, 2016, and 2015.

Chart	c.02

The net unrealized gains (losses) position of our investments as of December 31, 2017, 2016, 2015 was primarily caused by changes in interest rates between the time of purchase and the respective year end. See Note 5 - "Investments" for additional information on our investment portfolio.

MGIC Investment Corporation 2017 Form 10-K | 72

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

Other revenue
2017 compared to 2016. Other revenue decreased to $10M in 2017 from $18M in 2016, due to lower contract underwriting revenues and a non-recurring gain in 2016 of approximately $4 million related to changes in foreign currency exchange rates upon our substantial liquidation of our Australian operations.

2016 compared to 2015. Other revenue increased to $18M in 2016 from $13 million in 2015 primarily due to the substantial liquidation of our Australian operations for which we recognized approximately $4 million of gains related to changes in foreign currency exchange rates in 2016. Other revenue also increased compared to the prior year due to an increase in contract underwriting fees attributable to higher mortgage origination volumes.

Losses and expenses

Losses and expenses		Year Ended December 31,
	(in millions)	2017	2016	2015
	Losses incurred, net	$53.7	$240.2	$343.5
	Change in premium deficiency reserve	—	—	(23.8)
	Amortization of deferred policy acquisition costs	11.1	9.6	8.8
	Other underwriting and operating expenses, net	159.6	150.8	155.6
	Interest expense	57.0	56.7	68.9
	Loss on debt extinguishment	0.1	90.5	0.5
	Total losses and expenses	$281.5	$547.8	$553.6

Losses incurred, net
As discussed in “Critical Accounting Policies” below and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us. We consider a loan delinquent when it is two or more payments past due. Loss reserves are established based on estimating the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

2017 compared to 2016. Losses incurred, net decreased 78% to $54 million compared to $240 million in 2016. The decrease was due to both a decrease in losses and LAE incurred in respect to delinquencies reported in the current year and favorable development on prior year delinquencies. Losses incurred with respect to delinquencies reported in the current year declined as we estimated a lower claim rate on new notices in the current year, which offset the slight increase in new notices received. The increase in new

MGIC Investment Corporation 2017 Form 10-K | 73

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

notices was caused by hurricane activity in the third quarter of 2017. Favorable development on prior year delinquencies occurred in 2017 and 2016 due to a lower estimated claim rate on previously reported delinquencies, partially offset by increases in our expected severity assumption on previously reported delinquencies. During 2017, cure activity on loans that were delinquent twelve months or more was significantly higher than our previous estimates.

2016 compared to 2015. Losses incurred, net decreased 30% to $240 million compared to $344 million in 2015. The decrease was due both to a decrease in losses and LAE incurred in respect to delinquencies reported in the current year and favorable development on prior year delinquencies. Current year losses declined due to a 9% reduction in new notices received and a lower estimated claim rate on those notices. Favorable development on prior year delinquencies occurred in 2016 and 2015 due to a lower estimated claim rate on previously reported delinquencies, partially offset by increases in our expected severity assumption on previously reported delinquencies. In 2015, the amount of development was also favorably impacted by $21 million due to re-estimation of previously recorded reserves related to disputes on our claims paying practices and IBNR, partially offset by increases in our expected severity assumption on previously reported delinquencies.

See "Claim rate" and "Claims severity" below for additional factors and trends that impact these loss reserve assumptions.

	Table	t.14
Composition of losses incurred			Year Ended December 31,
	(in millions)		2017	2016	2015
	Current year / New notices		$285	$388	$454
	Prior year reserve development		(231)	(148)	(110)
	Losses incurred, net		$54	$240	$344

Loss ratio (see chart c.03)
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and LAE, net to net premiums earned. The decline in the loss ratio in 2017 when compared to 2016, and in 2016 when compared to 2015 reflects the lower level of losses incurred, net.

Chart	c.03

New notice claim rate (see chart c.04)

•
YTD 2017: ~10.0% compared to YTD 2016: ~12.5%. The estimated claim rate on new notices in each quarter of 2017 was lower than the comparable period of the prior year which reflects the current economic environment and our expectation of cure activity on the notices received. We also estimated a materially lower new notice claim rate for those notices received in the fourth quarter of 2017 that we estimated to have been caused by hurricane activity that occurred in the third quarter of 2017. When excluding our estimate of new notices caused by hurricanes, our new notice claim rate was approximately 10.5%.

MGIC Investment Corporation 2017 Form 10-K | 74

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

•
YTD 2016: ~12.5% compared to YTD 2015: ~13.0%. The estimated claim rate on new notices in 2016 declined, which reflected the economic environment at the time and our expectation of cure activity on the notices received.

The increase in new notices in 2017 compared to 2016 was driven by hurricane activity in the third quarter of 2017.

Chart	c.04

(1)	Claim rate is the respective full year weighted average rate and is rounded to nearest whole percent.

•
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans become delinquent, cure, and become delinquent again (see chart c.05). As a result of this cycle significant judgment is required in establishing the estimated claim rate.

Chart	c.05

Claims severity (see table t.15)
Factors that impact claim severity include the exposure on the loan (the unpaid principal balance of the loan times our insurance coverage percentage), the amount of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between default and claim filing generally increasing severity) and curtailments. As discussed in Note 8 - "Loss Reserves," the average time for servicers to process foreclosures has recently shortened. Therefore, we expect the average number of missed payments at the time a claim is received to be approximately 18 to 24 for new notices received, compared to an average of 35 missed payments for claims received in recent periods. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

MGIC Investment Corporation 2017 Form 10-K | 75

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

The majority of loans from 2005 through 2008 (which represent 62% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with their obligations under the terms of the applicable master policy.

	Table	t.15
Claims severity trend	Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
	Q4 2017	$44,437	$49,177	110.7%	36
	Q3 2017	43,313	46,389	107.1%	35
	Q2 2017	44,747	49,105	109.7%	35
	Q1 2017	44,238	49,110	111.0%	35

	Q4 2016	43,200	48,297	111.8%	35
	Q3 2016	43,747	48,050	109.8%	34
	Q2 2016	43,709	47,953	109.7%	35
	Q1 2016	44,094	49,281	111.8%	34

	Q4 2015	44,342	49,134	110.8%	35
	Q3 2015	44,159	48,156	109.1%	33
	Q2 2015	44,683	48,587	108.7%	34
	Q1 2015	44,403	47,366	106.7%	33

	Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and NPL commutations.
See Note 8 – “Loss Reserves” to our consolidated financial statements and “Critical Accounting Policies” below for a discussion of our losses incurred and claims paying practices (including curtailments).

Net losses and LAE paid
This section provides information on our claim payment trends and exposure on our outstanding RIF for the three years ending December 31, 2017. Table t.16 below presents our net losses and LAE paid for the years ended December 31, 2017, 2016 and 2015.

	Table	t.16
Net losses and LAE paid	(in millions)		2017	2016	2015
	Total primary (excluding settlements)		$446	$599	$767
	Claims paying practice settlements and NPL commutations (1)		54	53	10
	Pool (2)		10	56	68
	Other		—	(1)	5
	Direct losses paid		510	707	850
	Reinsurance		(23)	(23)	(23)
	Net losses paid		487	684	827
	LAE		18	20	22
	Net losses and LAE paid before terminations		505	704	849
	Reinsurance terminations		—	(3)	(15)
	Net losses and LAE paid		$505	$701	$834

(1)	See Note 8 - "Loss Reserves" for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

(2)	2016 and 2015 each include $42 million paid under the terms of our settlement with Freddie Mac as discussed in Note 8 - "Loss Reserves" to our consolidated financial statements.

Net losses and LAE paid decreased 28% in 2017 compared to 2016 due to lower claim activity on our primary business and the completion of our settlement payments to Freddie Mac in 2016 related to our pool business.

MGIC Investment Corporation 2017 Form 10-K | 76

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

Net losses and LAE paid decreased 16% in 2016 compared to 2015 due to lower claim activity on our primary business. During each of 2017 and 2016, losses paid included payments for settlements of disputes for claims paying practices and commutations of coverage on pools of NPLs as we continue to resolve legacy delinquencies. We believe losses and LAE paid will be lower in 2018 compared to 2017.

Primary losses paid for the top 15 jurisdictions (based on 2017 losses paid, excluding settlement amounts) and all other jurisdictions for the years ended December 31, 2017, 2016 and 2015 appear in table t.17 below.

	Table	t.17
Paid losses by jurisdiction	(in millions)		2017	2016	2015
	New Jersey		$61	$60	$44
	Florida		49	85	154
	New York		37	35	31
	Illinois		28	43	60
	Maryland		23	29	45
	Pennsylvania		22	26	33
	Puerto Rico		18	17	14
	California		17	27	38
	Ohio		16	21	26
	Massachusetts		13	14	15
	Connecticut		11	14	18
	Virginia		10	15	16
	Georgia		10	13	19
	Indiana		9	10	12
	Washington		8	15	24
	All other jurisdictions		114	175	218
	Total primary (excluding settlements)		$446	$599	$767

Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average claim paid for the top 5 jurisdictions (based on 2017 losses paid, excluding settlement amounts) for the years ended December 31, 2017, 2016 and 2015 appears in table t.18 below. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, and loss mitigation efforts on loans for which claims are paid.

	Table	t.18
Primary average claim paid			2017	2016	2015
	New Jersey		$87,333	$81,955	$74,160
	Florida		62,751	60,737	58,709
	New York		81,043	70,869	68,341
	Illinois		46,089	50,047	49,673
	Maryland		73,569	72,396	77,404
	All other jurisdictions		39,146	40,828	41,065
	All jurisdictions		48,476	48,416	47,931

Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation 2017 Form 10-K | 77

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

The primary average exposure for the top 5 jurisdictions (based on 2017 losses paid, excluding settlement amounts) for the years ended December 31, 2017, 2016 and 2015 appears in table t.19 below.

	Table	t.19
Primary average exposure			2017	2016	2015
	New Jersey		$64,279	$63,351	$62,496
	Florida		50,608	49,908	49,095
	New York		53,052	52,006	50,964
	Illinois		41,510	40,696	40,368
	Maryland		65,788	63,812	62,912
	All other jurisdictions		48,539	46,481	44,887
	All jurisdictions		49,142	47,276	45,820

Loss reserves
Our primary default rate at December 31, 2017 was 4.55% (2016: 5.04%, 2015: 6.31%). Our primary delinquent inventory was 46,556 loans at December 31, 2017, representing a decrease of 7% from 2016 and 26% from 2015. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of coverage of pools of NPLs, collectively, exceeding the total number of new delinquencies on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in inventory with twelve or more missed payments has been declining. Generally, the fewer missed payments a delinquent loan has the lower the likelihood it will result in a claim. Our commutations of coverage on pools of NPLs have each been completed with amounts paid approximating the loss reserves previously established on the delinquent loans. We expect our delinquent inventory to decline in 2018 from 2017 levels.

The primary and pool loss reserves as of December 31, 2017, 2016 and 2015 appear in table t.20 below.

	Table	t.20
Gross reserves			December 31,
			2017		2016		2015
	Primary:
	Direct loss reserves (in millions)		$913		$1,334		$1,681
	IBNR and LAE		58		79		126
	Total primary loss reserves		971		1,413		1,807
	Ending delinquent inventory			46,556		50,282		62,633
	Percentage of loans delinquent (default rate)			4.55%		5.04%		6.31%
	Average direct reserve per default			$20,851		$28,104		$28,859
	Primary claims received inventory included in ending delinquent inventory			954		1,385		2,769
	Pool (1):
	Direct loss reserves (in millions):
	With aggregate loss limits		10		18		34
	Without aggregate loss limits		4		7		9
	Reserves related to Freddie Mac settlement (2)		—		—		42
	Total pool direct loss reserves		14		25		85
	Ending delinquent inventory:
	With aggregate loss limits			952		1,382		2,126
	Without aggregate loss limits			357		501		613
	Total pool ending delinquent inventory			1,309		1,883		2,739
	Pool claims received inventory included in ending delinquent inventory			42		72		60
	Other gross reserves (in millions)		1		1		1

MGIC Investment Corporation 2017 Form 10-K | 78

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

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

The average direct reserve per default (table t.20) as of December 31, 2017 declined when compared to the prior years primarily due to delinquencies we estimated to be caused by hurricane activity that remained in our ending delinquent inventory at December 31, 2017, which have a materially lower new notice claim rate than other new notices received. When excluding the estimated hurricane delinquencies, the average direct reserve per default was $24,000, which is still lower than recent years, because the claim rate on new notices (excluding hurricane new notices) and estimated claim rate on previously reported delinquencies that remain in our delinquent inventory declined in 2017.

The primary default inventory for the top 15 jurisdictions (based on 2017 losses paid, excluding settlement amounts) at December 31, 2017, 2016 and 2015 appears in table t.21 below.

	Table	t.21
Primary delinquent inventory by jurisdiction			2017	2016	2015
	New Jersey		1,749	2,586	3,498
	Florida		6,501	4,150	5,903
	New York		2,387	3,171	3,901
	Illinois		2,136	2,649	3,301
	Maryland		1,026	1,312	1,609
	Pennsylvania		2,403	2,984	3,574
	Puerto Rico		3,761	1,844	2,221
	California		1,402	1,590	2,019
	Ohio		2,025	2,614	3,209
	Massachusetts		759	1,108	1,390
	Connecticut		574	690	832
	Virginia		731	885	1,109
	Georgia		1,550	1,853	2,225
	Indiana		1,178	1,532	1,895
	Washington		495	754	1,049
	All other jurisdictions		17,879	20,560	24,898
	Total		46,556	50,282	62,633

Note: Jurisdictions in italics in the table above are those that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

Florida, Puerto Rico, and Texas (included in all other jurisdictions) each experienced an increase in their delinquent inventory as of December 31, 2017 compared to December 31, 2016. The increases were driven by hurricane activity in the third quarter of 2017, which resulted in significant new notice activity in the fourth quarter of 2017, of which a substantial majority of those notices remained in our delinquent inventory as of December 31, 2017.

MGIC Investment Corporation 2017 Form 10-K | 79

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

The primary default inventory by policy year at December 31, 2017, 2016 and 2015 appears in table t.22 below.

	Table	t.22
Primary delinquent inventory by policy year			2017	2016	2015
	2004 and prior		8,739	11,116	14,599
	2005		4,916	5,826	7,890
	2006		7,719	9,267	11,853
	2007		12,807	15,816	20,000
	2008		3,455	4,140	5,418
	2009		315	421	515
	2010		199	222	274
	2011		266	246	246
	2012		549	364	388
	2013		957	686	615
	2014		1,757	1,142	672
	2015		1,992	814	163
	2016		1,930	222	—
	2017		955	—	—
	Total		46,556	50,282	62,633

Chart	c.06

The delinquent inventory for most policy years includes new notices from hurricane impacted areas that have not cured. As a result, delinquencies, including in our most recent policy years, were greater than they otherwise would have been.

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we will experience on these books of business, as we continue to write new insurance on high-quality loans, those books are a declining percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books of business represented approximately 19% and 25% of our total primary RIF at December 31, 2017 and 2016, respectively. Approximately 39% and 38% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of December 31, 2017, and December 31, 2016, respectively.

On our primary business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2017, 58% of our primary RIF

MGIC Investment Corporation 2017 Form 10-K | 80

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

was written subsequent to December 31, 2014, 67% of our primary RIF was written subsequent to December 31, 2013, and 73% of our primary RIF was written subsequent to December 31, 2012.

Underwriting and other expenses, net
2017 compared to 2016. Underwriting and other expenses includes items such as employee compensation, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions. Underwriting and other expenses for 2017 increased when compared to 2016 primarily due to higher compensation, professional services, and depreciation expenses.

2016 compared to 2015. Underwriting and other expenses for 2016 decreased when compared to 2015, primarily due to an increase in ceding commissions from reinsurers, offset by increases in compensation costs and professional services.

Underwriting expense ratio
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to NPW, and is presented in chart c.07 below for the past three years.

Chart	c.07

The increase in the underwriting expense ratio in 2017 when compared to 2016 was due to an increase in expenses, offset in part by an increase in our NPW. The increase in the underwriting expense ratio in 2016 when compared to 2015 was primarily due to a decrease in NPW.

Interest expense
2017 compared to 2016. Interest expense for 2017 was relatively flat with 2016 as a full-year of interest on our 5.75% Notes issued in August 2016 offset lower interest due to the maturity of our 5% Notes and extinguishment of our 2% Notes.

2016 compared to 2015. Interest expense for 2016 decreased from 2015 primarily due to MGIC's purchase of a portion of our 9% Debentures and the maturity of our 5.375% Notes. We also repurchased portions of our 5% and 2% Notes at various times during 2016, but we incurred new debt obligations to execute the repurchases thereby offsetting any reductions in interest expense from the repurchases.

Loss on debt extinguishment
Loss on debt extinguishment in 2016 reflects the repurchases of a portion of our outstanding 2% and 5% Notes at amounts above our carrying values. The loss on debt extinguishment from MGIC's purchase of a portion of our 9% Debentures represents the difference between the fair value and carrying value of the liability component on the purchase date.

MGIC Investment Corporation 2017 Form 10-K | 81

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Consolidated Results of Operations (continued)

Income tax expense (benefit) and effective tax rate

	Table	t.23
Income tax provision (benefit) and effective tax rate	(in millions, except rate)		2017	2016	2015
	Income before tax		$784,496	$514,714	$487,687
	Provision for (benefit from) income taxes		428,735	172,197	(684,313)
	Effective tax provision (benefit) rate		54.7%	33.5%	(140.3)%

2017 compared to 2016. Income tax expense for 2017 increased compared to 2016. The increase was due to a remeasurement of net deferred tax assets at the lower corporate income tax rate under the Tax Act, the increase in income before tax, and an additional tax provision recorded for the expected settlement of our IRS litigation. See Note 12 - "Income taxes" to our consolidated financial statements for further discussion on the Tax Act and expected IRS settlement. The difference between our statutory tax rate of 35% and our effective tax provision rate of 54.7% in 2017 was primarily due to the remeasurement of deferred tax assets at the lower corporate tax rate and the additional tax provision recorded for the expected settlement of our IRS litigation. The difference between our statutory tax rate of 35% and our effective tax provision rate of 33.5% in 2016 was primarily due to the benefits of tax preferenced securities.

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

See Note 12 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation 2017 Form 10-K | 82

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K	Overview	Non-GAAP	Mortgage Insurance Portfolio	Consolidated Results of Operations	Balance Sheet Analysis	Liquidity and Capital Resources	Contractual Obligations	Critical Accounting Policies
Glossary of terms and acronyms

Balance Sheet Analysis

Assets
As of December 31, 2017, total assets were $5,619 million compared to $5,735 million in the prior year. The investment portfolio increased to $4,991 million as of December 31, 2017 (2016: $4,692 million). Deferred income tax assets decreased to $234.4 million as of December 31, 2017 (2016: $607.7 million) as our net income utilized a portion of our net operating loss carryforwards and our net deferred tax assets were remeasured at the lower corporate tax rate under the Tax Act.

Chart	c.08
STRUCTURE OF BALANCE SHEET
% OF TOTAL ASSETS

(in thousands)	December 31, 2017	December 31, 2016
Assets	$5,619,499	$5,734,529

Investments Analysis
The return we generate on our investment portfolio is an important component of our consolidated financial results. Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities (see table t.26) and targets an intermediate 4 to 6 year duration that is designed to achieve the following main portfolio objectives:

•	protect principal;	•	meet projected liabilities; and
•	maximize statutory capital;	•	maximize yield, subject to the other objectives.
•	minimize realized losses;

To achieve our portfolio objectives, our asset allocation considers the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by, and based on the following factors:

•	economic and market outlooks;	•	liquidity;
•	diversification effects;	•	capital considerations; and
•	security duration;	•	income tax rates.

MGIC Investment Corporation 2017 Form 10-K | 83

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Balance Sheet Analysis (continued)

Table t.25 shows the average duration and embedded investment yield of our investment portfolio as of December 31, 2017, 2016, and 2015.

	Table	t.25
Portfolio duration and embedded investment yield			December 31,
			2017	2016	2015
	Duration (in years)		4.3	4.6	4.7
	Pre-tax yield (1) (% of average investment portfolio assets)		2.7%	2.6%	2.5%
	After-tax yield (1) (% of average investment portfolio assets)		2.0%	1.9%	1.8%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The credit risk of specific securities is evaluated through analysis of the security's underlying fundamentals, including the issuer's sector, scale, profitability, debt coverage, and ratings. The investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. Table t.26 shows the security ratings of our fixed income investments as of December 31, 2017 and 2016.

	Table	t.26
Fixed income security ratings	% of fixed income securities at fair value		Security Ratings (1)
	Period		AAA	AA	A	BBB
	December 31, 2017		21%	26%	36%	17%
	December 31, 2016		25%	28%	32%	15%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

The increase in “A” rated securities reflects marketplace ratings of corporate bonds and our increased concentration in that sector.

See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

Investments outlook
The U.S. economy continued to grow in 2017 and is expected to continue to grow in 2018. Against this positive macroeconomic backdrop, which includes very low unemployment, inflation pressures are seen rising. The FOMC, increased its benchmark interest rate 75 basis points during 2017 and its view is the benchmark will increase another 75 basis points in 2018. Our investment portfolio of fixed income securities is subject to interest rate risk and its fair value is likely to decline in a rising interest rate environment. We seek to manage our exposure to interest rate risk and volatility by maintaining a diverse mix of high quality securities with an intermediate duration profile. While higher interest rates may adversely impact the fair values of our fixed income securities, they present an opportunity to reinvest investment income and proceeds from security maturities into higher yielding securities. The Tax Act is expected to have implications for allocations of our fixed income securities. All other things equal, the lower corporate income tax rate reduces the benefit of owning tax-exempt fixed income securities, therefore, our overall allocation to these securities may change over time.

Deferred income taxes
Our deferred income taxes primarily relate to net operating loss carryforwards from operating losses experienced in prior years that we expect will offset taxable income in future periods. During 2017, net deferred tax assets were remeasured to reflect the lower corporate income tax rate under the Tax Act. The remeasurement of our net deferred tax assets was a discrete period item that increased our tax provision by $133 million for the year ended December 31, 2017 and decreased our deferred tax asset by a like amount. See Note 12- "Income Taxes" to our consolidated financial statements for further discussion on the Tax Act. As of December 31, 2017, our deferred tax asset is recorded at $234.4 million.

MGIC Investment Corporation 2017 Form 10-K | 84

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Balance Sheet Analysis (continued)

Other tax matters
We continue to have unresolved tax matters primarily related to reviews of our 2000-2007 federal income tax returns by the IRS. We have reached agreement with the IRS on all issues for those years and in the fourth quarter of 2017, the IRS submitted documentation reflecting the terms of the agreement to the JCT for its review, which must be performed before a settlement can be completed. There is no assurance that a settlement will be completed. Our consolidated financial statements reflect our estimates of the tax contingencies discussed more fully in Note 12 - "Income Taxes" to our consolidated financial statements. Based on information we currently have regarding the status of the dispute, we recorded a provision for additional taxes and interest of $29.0 million in 2017.

Liabilities and Shareholders' Equity
Total liabilities decreased 23% to $2,465 million as of December 31, 2017 from $3,186 million as of December 31, 2016. Loss reserves, which represent our estimated liability for losses and settlement expenses under our mortgage guaranty insurance policies, net of related reinsurance balances recoverable, decreased 32% to $937 million as of December 31, 2017 from $1,388 million as of December 31, 2016. This decrease was driven by the payment of losses during 2017 and favorable development on delinquencies received in prior years, offset in part by losses incurred on new delinquency notices received in 2017. Unearned premiums increased 19% to $393 million as of December 31, 2017 (2016: $330 million), primarily due to an increase in the amount of NIW from single premium policies. Long-term debt, at carrying value, declined 30% to $830 million as of December 31, 2017 versus $1,179 million as of December 31, 2016 due to the maturity of our 5% Notes and conversion and partial redemption of our 2% Notes. See Note 7 - "Debt" for further discussion of these transactions. Other liabilities increased 7% to $256 million as of December 31, 2017 (2016: $238 million), primarily due to increases in our income taxes payable, primarily due to our expected IRS settlement, and in our pension plan benefit obligation, offset in part by declines in our premium refund accrual and other liabilities.

Total equity increased 24% to $3,155 million as of December 31, 2017 from $2,549 million as of December 31, 2016. This increase from the prior year was driven by net income generated during 2017 and the conversion of our 2% Notes to shares of our common stock.

Chart	c.09
STRUCTURE OF BALANCE SHEET
% OF TOTAL LIABILITIES AND EQUITY

(in thousands)	December 31, 2017	December 31, 2016
Liabilities and equity	$5,619,499	$5,734,529

MGIC Investment Corporation 2017 Form 10-K | 85

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Balance Sheet Analysis (continued)

Benefit plans
We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. Retirement benefits are based on compensation and years of service. We maintain plan assets to fund our defined benefit pension plan obligations. The supplemental executive retirement plan benefits are accrued for and are paid from MGIC assets following employee retirements. As of December 31, 2017, we have accrued a $6.4 million liability related to our defined benefit pension plan as the projected obligation was in excess of plan assets, while at December 31, 2016, it had plan assets in excess of the projected obligation. Our projected benefit obligations under these plans are subject to numerous actuarial assumptions that may change in the future and as a result could substantially increase or decrease our obligations. Plan assets held to pay our defined benefit pension plan obligations are primarily invested in a portfolio of debt securities to preserve capital and to provide monthly cash flows aligned with the liability component of our obligations, with a lesser percentage invested in a mix of equity securities. If the performance of our invested plan assets differs from our expectations, the funded status of the benefit pension plan may decline, even with no significant change in the obligations. See Note 11 - "Benefit Plans" to our consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements.

MGIC Investment Corporation 2017 Form 10-K | 86

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K	Overview	Non-GAAP	Mortgage Insurance Portfolio	Consolidated Results of Operations	Balance Sheet Analysis	Liquidity and Capital Resources	Contractual Obligations	Critical Accounting Policies
Glossary of terms and acronyms

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

	Table	t.28
Summary of consolidated cash flows			Years ended December 31,
	(in thousands)		2017	2016	2015
	Net cash and cash equivalents provided by (used in):
	Operating activities		$406,657	$224,760	$161,395
	Investing activities		(303,641)	(93,392)	(96,958)
	Financing activities		(158,575)	(157,078)	(81,199)
	Decrease in cash and cash equivalents		$(55,559)	$(25,710)	$(16,762)

Operating activities
The following list highlights the major sources and uses of cash flow from operating activities:

Sources
+	Premiums received
+	Loss payments from reinsurers
+	Investment income

Uses
-	Claim payments
-	Premium ceded to reinsurers
-	Interest expense
-	Operating expenses
Our largest source of cash is from premiums received from our insurance policies, which we receive on a monthly installment basis for most policies. Premiums are received at the beginning of the coverage period for single premium and annual premium policies. Our largest cash outflow is for claims that arise when a delinquency results in an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest our claims paying resources in various investment securities that earn interest. We also use cash to pay for our ongoing expenses such as salaries, debt interest, and rent. We also utilize reinsurance to manage the risk we take on our insurance policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

Net cash provided by operating activities in 2017 increased compared to 2016 primarily due to a lower level of losses paid and an increase in net premiums written, offset in part by increases in payments for interest and other expenses.

Net cash provided by operating activities in 2016 increased compared to 2015 primarily due to a lower level of losses paid. The increase was offset in part by the commutation of our 2013 QSR Transaction in 2015, which resulted in a return to us of unearned ceded premiums written and settlement of our profit commission accrued during the term of the agreement.

MGIC Investment Corporation 2017 Form 10-K | 87

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Liquidity and Capital Resources (continued)

Investing activities
The following list highlights the major sources and uses of cash flow from investing activities:

Sources
+	Proceeds from fixed income securities sold, called or matured
+	Decreases in restricted cash

Uses
-	Purchases of fixed income securities
-	Purchases of property and equipment

We maintain an investment portfolio that is primarily invested in a diverse mix of fixed income securities. As of December 31, 2017, our portfolio had a fair value of $5.0 billion, an increase of $298.2 million, or 6.4% from December 31, 2016. In addition to investment portfolio activities, our investing activities included additions to property and equipment. Beginning in 2016, we began an initiative to update our corporate headquarters building and continued our investment in our technology infrastructure to enhance our ability to conduct business and execute our strategies.

Net cash flows used in investing activities in 2017 and 2016 primarily reflect purchasing fixed income securities in an amount that exceeded our proceeds from sales and maturities of fixed income securities during the year as cash from operations was available for additional investment.

Net cash flows used in investing activities in 2015 primarily reflect purchasing investment securities in an amount that exceeded our proceeds from sales and maturities of fixed income securities during the year. This outflow was offset in part by a reduction of cash restricted in its use.

Financing activities
The following list highlights the major sources and uses of cash flow from financing activities:

Sources
+	Proceeds from debt and/or common stock issuances

Uses
-	Repayment/repurchase of debt
-	Repurchase of common stock
-	Payment of debt issuance costs
-	Payment of withholding taxes related to share-based compensation net share settlement

Net cash flows used in financing activities for 2017 included the repayment at maturity of our 5% Notes, redemption of a portion of our 2% Notes, expenses paid to establish our revolving credit facility and payment of withholding taxes related to share-based compensation net share settlement.

Cash flows used in financing activities for 2016 included the repurchase of a portion of the outstanding principal on our 5% Notes and 2% Notes, the purchase by MGIC of a portion of the outstanding principal on our 9% Debentures, and payment of withholding taxes related to share-based compensation net share settlement. MGIC's ownership of our 9% Debentures is eliminated in consolidation. These transactions were offset in part by cash inflows from the issuance of long-term debt, including an FHLB borrowing and our 5.75% Notes, net of related issuance fees.

Net cash flows used in financing activities for 2015 include the repayment of our 5.375% Notes, repurchases of a portion of our 5% Notes, and payment of withholding taxes related to share-based compensation net share settlement, offset in part by tax benefits related to share-based compensation.

* * *

MGIC Investment Corporation 2017 Form 10-K | 88

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Liquidity and Capital Resources (continued)

For a further discussion of matters affecting our cash flows, see "Balance Sheet Analysis" and "Debt at our Holding Company" and Holding Company Liquidity" below.

Capitalization
Capital Risk
Capital risk is the risk of adverse impact on our ability to comply with capital requirements (regulatory and GSE) and to maintain the level, structure and composition of capital required for meeting financial performance objectives.

A strong capital position is essential to our business strategy and is important to maintain a competitive position in our industry. Our capital strategy focuses on long-term stability, which enables us to build and invest in our business, even in a stressed environment.

Our capital management objectives are to:

•	influence and ensure compliance with capital requirements,

•	cultivate relationships with intermediaries and end-providers to ensure access to capital and reinsurance markets,

•	size the level of capital to balance competitive needs, handle contingencies and create shareholder value,

•	position our mix of debt, equity and/or reinsurance to support our business strategy while considering the competing needs of credit ratings, regulators and shareholders, and

•	enable capital flexibility to support business opportunities.

These objectives are achieved through ongoing monitoring and management of our capital position, mortgage insurance portfolio stress modeling, and a capital governance framework. Capital management is intended to be flexible in order to react to a range of potential events. The focus we place on any individual objective may change over time due to factors that include, but are not limited to, economic conditions, changes at the GSEs, competition, and alternative transactions to transfer mortgage risk.

Capital Structure
Table t.29 summarizes our capital structure as of December 31, 2017, 2016, and 2015.

Table	t.29
(in thousands, except ratio)		2017	2016	2015
Common stock, paid-in capital, retained earnings, less treasury stock		$3,198,309	$2,623,942	$2,297,020
Accumulated other comprehensive loss, net of tax		(43,783)	(75,100)	(60,880)
Total shareholders' equity		3,154,526	2,548,842	2,236,140
Long-term debt, par value		836,872	1,189,472	1,223,025
Total capital resources		$3,991,398	$3,738,314	$3,459,165

Ratio of long-term debt to shareholders' equity		26.5%	46.7%	54.7%

Total shareholders' equity increased in 2017 from the prior year primarily due to net income during 2017 and conversion of substantially all of our then-remaining 2% Notes into shares of common stock. See Note 13 - "Shareholders' Equity" for further information on the 2% Notes conversion. The increase in shareholders' equity in 2016 from 2015 was due to net income in 2016, which was offset in part by the cost of repurchasing the shares of common stock issued in connection with the repurchase of a portion of our 2% Notes.

Debt at our holding company and holding company liquidity
Debt obligations - holding company
Chart c.10 shows the outstanding principal amount of the debt obligations of our holding company as of December 31, 2017 and 2016. The 5.75% Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. MGIC's ownership of $132.7 million of our holding

MGIC Investment Corporation 2017 Form 10-K | 89

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Liquidity and Capital Resources (continued)

company's 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Chart	c.10
The outstanding principal on our holding company's debt declined $353 million, or 30.2%, during 2017 as a result of the conversion and partial redemption of our 2% Notes and the maturity of our 5% Notes. See Note 7 - "Debt" for further information on our outstanding debt obligations and transactions impacting our consolidated financial statements in 2017 and 2016.

Chart c.11 shows the remaining time to maturity of our holding company debt obligations.

Chart	c.11

The conversion and partial redemption of our 2% Notes and maturity of our 5% Notes in 2017 eliminated the debt obligations with a maturity less than five years. The remaining outstanding holding company debt obligations have more than five years to maturity as of December 31, 2017. The 9% Debentures are a convertible debt issuance. Subject to certain limitations and restrictions, holders of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated prior to the scheduled maturity.

MGIC Investment Corporation 2017 Form 10-K | 90

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Liquidity and Capital Resources (continued)

Liquidity analysis - holding company
As of December 31, 2017, we had approximately $216 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase outstanding debt obligations as opportunities arise, and to settle intercompany obligations. We may also use available holding company cash to repurchase shares of our common stock. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - "Statutory Information" to our consolidated financial statements for additional information about MGIC's dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company cash inflow include any unused capacity on our unsecured revolving credit facility and raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.75% Notes and 9% Debentures approximating $60 million. We expect MGIC will continue to pay dividends of at least $50 million per quarter in 2018. Our unsecured revolving credit facility provides $175 million of borrowing capacity, of which no amount is currently drawn. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

In 2017, our holding company cash and investments decreased by $67 million, to $216 million as of December 31, 2017. Cash outflows included $150 million to repay our 5% Notes at maturity and $67 million of interest payments, of which approximately $12 million was paid to MGIC for the portion of our 9% Debentures owned by MGIC. Cash inflows primarily included $140 million of dividends received from MGIC.

The net unrealized losses on our holding company investment portfolio were approximately $1.8 million at December 31, 2017 and the portfolio had a modified duration of approximately 1.8 years.

Scheduled debt maturities beyond the next twelve months include $425 million of our 5.75% Notes in 2023 and $389.5 million of our 9% Debentures in 2063, of which MGIC owns $132.7 million. The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.55 for at least 20 of the 30 trading days preceding notice of the redemption.

See Note 7 – “Debt” to our consolidated financial statements for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest. The description in Note 7 - “Debt" to our consolidated financial statements is qualified in its entirety by the terms of the notes and debentures. The terms of our 9% Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008. The terms of our 5.75% Notes are contained in a Supplemental Indenture, dated as of August 5, 2016, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on August 5, 2016, and in the Indenture dated as of October 15, 2000 between us and the trustee.

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

We may from time to time acquire our debt obligations through cash purchases and/or exchanges for other securities. We may also from time to time acquire our common stock through cash purchases, including with

MGIC Investment Corporation 2017 Form 10-K | 91

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Liquidity and Capital Resources (continued)

funds provided by debt. We may make such acquisitions in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

Debt at subsidiaries
MGIC is a member of the FHLB. Membership in the FHLB provides MGIC access to an additional source of liquidity via a secured lending facility. MGIC has $155.0 million in the form of a fixed rate advance from the FHLB outstanding. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral in the form of pledged securities from the investment portfolio, whose market value must be maintained at 102% of the principal balance of the Advance.

Capital Adequacy
PMIERs
We operate under the PMIERs of the GSEs that became effective December 31, 2015. The PMIERS were most recently revised in December 2016, but the revision had no impact on our calculation of Available Assets or Minimum Required Assets, or on our operations. Refer to "Overview - Capital - GSEs" of this MD&A for further discussion of PMIERs.

As of December 31, 2017, MGIC’s Available Assets under PMIERs totaled approximately $4.8 billion, an excess of approximately $0.8 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Maintaining a sufficient level of excess Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are revised. Our QSR Transactions provided an aggregate of approximately $0.8 billion of PMIERs capital credit as of December 31, 2017. Our 2018 QSR transaction terms are expected to be no less favorable than our 2017 and 2015 QSR transactions and will also provide PMIERs capital credit. Refer to Note 9 - "Reinsurance" to our consolidated financial statements for additional information on our QSR transactions.
We plan to continuously comply with the PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company's resources, as outlined above.

Risk-to-capital
We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operations basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool RIF, and excludes risk on policies that are currently in default and for which loss reserves have been established and those covered by reinsurance. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve and a portion of the reserves for unearned premiums. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to a contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premiums in a calendar year.

MGIC Investment Corporation 2017 Form 10-K | 92

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Liquidity and Capital Resources (continued)

Table t.30 below presents MGIC’s separate company risk-to-capital calculation.

	Table	t.30
Risk-to-capital - MGIC separate company			December 31,
	(in millions, except ratio)		2017	2016
	RIF - net (1)		$31,144	$28,668
	Statutory policyholders' surplus		$1,620	$1,505
	Statutory contingency reserve		1,654	1,181
	Statutory policyholders' position		$3,274	$2,686
	Risk-to-capital		9.5:1	10.7:1

(1)	RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Table t.31 below presents our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate). Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

	Table	t.31
Risk-to-capital - Combined insurance companies			December 31,
	(in millions, except ratio)		2017	2016
	RIF - net (1)		$36,818	$34,465
	Statutory policyholders' surplus		$1,622	$1,507
	Statutory contingency reserve		1,897	1,360
	Statutory policyholders' position		$3,519	$2,867
	Risk-to-capital		10.5:1	12.0:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($2.3 billion at December 31, 2017 and $2.6 billion at December 31, 2016) and for which loss reserves have been established.

The reductions in MGIC's and our combined insurance companies risk-to-capital in 2017 were due to an increase in statutory policyholders' position, primarily due to an increase in statutory contingency reserves, partially offset by an increase in net RIF in both calculations. Our RIF, net of reinsurance, increased in 2017, due to an increase in our IIF. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item IA.

Financial Strength Ratings

MGIC financial strength ratings	Rating Agency	Rating	Outlook
	Moody's Investor Services	Baa2	Stable
	Standard and Poor's Rating Services	BBB+	Stable

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

MGIC Investment Corporation 2017 Form 10-K | 93

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K	Overview	Non-GAAP	Mortgage Insurance Portfolio	Consolidated Results of Operations	Balance Sheet Analysis	Liquidity and Capital Resources	Contractual Obligations	Critical Accounting Policies
Glossary of terms and acronyms

Contractual Obligations

As of December 31, 2017, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Table	t.32
Contractual obligations			Payments due by period
				Less than			More than
	(in millions)		Total	1 year	1-3 years	3-5 years	5 years
	Long-term debt obligations		$2,052.3	$51.3	$102.0	$101.1	$1,797.9
	Operating lease obligations		2.3	0.8	1.4	0.1	—
	Tax obligations		55.0	55.0	—	—	—
	Purchase obligations		16.5	15.3	1.2	—	—
	Pension, SERP and other post-retirement benefit plans		326.1	29.8	65.9	67.0	163.4
	Other long-term liabilities		985.6	369.6	447.5	168.5	—
	Total		$3,437.8	521.8	$618.0	$336.7	$1,961.3
Our long-term debt obligations as of December 31, 2017 include their related interest and are discussed in Note 7 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 12 – “Income Taxes” to our consolidated financial statements. Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business. See Note 11 - “Benefit Plans” to our consolidated financial statements for discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and LAE related to existing defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of delinquency to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge differently than this estimate, in part, due to uncertainty regarding how certain factors, such as loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process.
See Note 8 – “Loss Reserves” to our consolidated financial statements and “Critical Accounting Policies” below for additional information on our loss reserves. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for delinquent loans. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our consolidated financial statements or in the table above.

MGIC Investment Corporation 2017 Form 10-K | 94

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K	Overview	Non-GAAP	Mortgage Insurance Portfolio	Consolidated Results of Operations	Balance Sheet Analysis	Liquidity and Capital Resources	Contractual Obligations	Critical Accounting Policies
Glossary of terms and acronyms

Critical Accounting Policies

The accounting policies described below require significant judgments and estimates in the preparation of our consolidated financial statements.

Loss reserves
Reserves are established for reported insurance losses and LAE based on when notices of delinquency on insured mortgage loans are received. For reporting purposes, we consider a loan delinquent when it is two or more payments past due. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excluded mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently delinquent.

We establish reserves using estimated claim rates and claim severities in estimating the ultimate loss.

The estimated claim rates and claim severities represent what we estimate will actually be paid on the delinquent loans as of the reserve date. If a policy is rescinded we do not expect that it will result in a claim payment and thus the rescission generally reduces the historical claim rate used in establishing reserves. In addition, if a loan cures its delinquency, including successful loan modifications that result in a cure being reported to us, the cure reduces the historical claim rate used in establishing reserves. Our methodology to estimate claim rates and claim amounts is based on our review of recent trends in the delinquent inventory. To establish reserves we utilize a reserving model that continually incorporates historical data into the estimated claim rate. The model also incorporates an estimate for the amount of the claim we will pay, or severity. The severity is estimated using the historical percentage of our claim paid compared to our loan exposure, as well as the RIF of the loans currently in default. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. We review recent trends in the claim rate, severity, levels of defaults by geography and average loan exposure. As a result, the process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.

The claim rates and claim severities are affected by external events, including actual economic conditions such as changes in unemployment rate, interest rate or housing values; and natural disasters. Our estimation process does not include a correlation between claim rates and claim amounts to projected economic conditions such as changes in unemployment rate, interest rate or housing values. Our experience is that analysis of that nature would not produce reliable results as the change in one economic condition cannot be isolated to determine its sole effect on our ultimate paid losses because it is also influenced by other economic conditions at the same time. Additionally, the changes and interaction of these economic conditions are not likely homogeneous throughout the regions in which we conduct business. Each economic environment influences our ultimate paid losses differently, even if apparently similar in nature. Furthermore, changes in economic conditions may not necessarily be reflected in our loss development in the quarter or year in which the changes occur. Actual claim results often lag changes in economic conditions by at least nine to twelve months.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 17 – “Litigation and Contingencies” to our consolidated financial statements.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment.  For example, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $18 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $26 million as of December 31, 2017. Historically, it has not been uncommon for us to

MGIC Investment Corporation 2017 Form 10-K | 95

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Critical Accounting Policies (continued)

experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Table	t.33
Historical development of loss reserves	(In thousands)		Losses incurred related to prior years (1)	Reserve at end of prior year
	2017		$(231,204)	$1,438,813
	2016		(147,658)	1,893,402
	2015		(110,302)	2,396,807
	2014		(100,359)	3,061,401
	2013		(59,687)	4,056,843

(1)	A negative number for a prior year indicates a redundancy of loss reserves.

See Note 8 – “Loss Reserves” to our consolidated financial statements for a discussion of recent loss development.

IBNR Reserves
Reserves are also established for estimated IBNR, which results from delinquencies occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim severities for the estimated number of delinquencies not reported. As of December 31, 2017 and 2016, we had IBNR reserves of approximately $35 million and $54 million, respectively.

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

LAE
Reserves are also established for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

Revenue recognition
When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy life. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy life. Premiums written on policies covering more than one year are amortized over the policy life in relationship to the anticipated incurred loss pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. Policies may be cancelled by the insured, or due to rescissions or claim payment. When a policy is rescinded, all previously collected premium is returned to the servicer and when a claim is paid, all premium collected since the date of default is returned. The liability associated with our estimate of premium to be returned is accrued for separately and this liability is included in “Other liabilities” on our consolidated balance sheets. Changes in these liabilities and the actual return of premium affect premiums written and earned.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

MGIC Investment Corporation 2017 Form 10-K | 96

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Critical Accounting Policies (continued)

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

Because our insurance premiums are earned over time, changes in persistency result in DAC being amortized against revenue over a longer or shorter period of time. However, even a 10% change in persistency would not have a material effect on the amortization of DAC in the subsequent year.

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

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities and certain equity securities.

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

MGIC Investment Corporation 2017 Form 10-K | 97

Management's Discussion and Analysis
MGIC Investment Corporation 2017 Form 10-K
Critical Accounting Policies (continued)

The independent pricing sources used for our Level 2 investments vary by type of investment See Note 3 - "Significant Accounting Policies" for further information on the independent pricing sources used.

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable, or for certain equity securities, from their par value due to restrictions that require them to be redeemed or sold only to the security issuer at par value. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

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

Fair Value Option
For the years ended December 31, 2017, 2016, and 2015, we did not elect the fair value option for any financial instruments acquired, or issued, such as our outstanding debt obligations, for which the primary basis of accounting is not fair value.

MGIC Investment Corporation 2017 Form 10-K | 98

Quantitative and Qualitative Disclosures About Market Risk
MGIC Investment Corporation 2017 Form 10-K
Glossary of terms and acronyms

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

One of the measures used to quantify interest rate this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2017, the modified duration of our fixed income investment portfolio was 4.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.3% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Balance Sheet Analysis– Investments" in Item 7.

MGIC Investment Corporation 2017 Form 10-K | 99

Item 8.
Financial Statements and Supplementary Data.
The following consolidated financial statements are filed pursuant to this Item 8:

MGIC Investment Corporation 2017 Form 10-K | 100

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K	Consolidated Balance Sheets	Consolidated Statements of Operations	Consolidated Statements of Comprehensive Income	Consolidated Statements of Shareholders' Equity	Consolidated Statements of Cash Flows	Notes

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
(In thousands)	Note	2017	2016
Assets
Investment portfolio:	5 / 6
Securities, available-for-sale, at fair value:
Fixed income (amortized cost, 2017 - $4,946,278; 2016 - $4,717,211)		$4,983,315	$4,685,222
Equity securities		7,246	7,128
Total investment portfolio		4,990,561	4,692,350

Cash and cash equivalents		99,851	155,410
Accrued investment income		46,060	44,073
Reinsurance recoverable on loss reserves	9	48,474	50,493
Reinsurance recoverable on paid losses	9	3,872	4,964
Premiums receivable		54,045	52,392
Home office and equipment, net		44,936	36,088
Deferred insurance policy acquisition costs		18,841	17,759
Deferred income taxes, net	12	234,381	607,655
Other assets		78,478	73,345
Total assets		$5,619,499	$5,734,529

Liabilities and shareholders' equity
Liabilities:
Loss reserves	8	$985,635	$1,438,813
Unearned premiums		392,934	329,737
FHLB Advance	7	155,000	155,000
Senior notes	7	418,560	417,406
Convertible senior notes	7	—	349,461
Convertible junior subordinated debentures	7	256,872	256,872
Other liabilities		255,972	238,398
Total liabilities		2,464,973	3,185,687
Contingencies	17
Shareholders' equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2017 - 370,567; 2016 - 359,400; outstanding 2017 - 370,567; 2016 - 340,663)		370,567	359,400
Paid-in capital		1,850,582	1,782,337
Treasury stock (shares at cost 2016 - 18,737)		—	(150,359)
Accumulated other comprehensive loss, net of tax	10	(43,783)	(75,100)
Retained earnings		977,160	632,564
Total shareholders' equity		3,154,526	2,548,842
Total liabilities and shareholders' equity		$5,619,499	$5,734,529
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2017 Form 10-K | 101

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K	Consolidated Balance Sheets	Consolidated Statements of Operations	Consolidated Statements of Comprehensive Income	Consolidated Statements of Shareholders' Equity	Consolidated Statements of Cash Flows	Notes

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended December 31,
(In thousands, except per share data)	Note	2017	2016	2015
Revenues:
Premiums written:
Direct		$1,121,776	$1,107,923	$1,074,490
Assumed		1,905	1,053	1,178
Ceded	9	(125,726)	(133,885)	(55,391)
Net premiums written		997,955	975,091	1,020,277
Increase in unearned premiums		(63,208)	(49,865)	(124,055)
Net premiums earned	9	934,747	925,226	896,222

Investment income, net of expenses	5	120,871	110,666	103,741
Net realized investment gains		249	8,932	28,361
Other revenue		10,187	17,659	12,964
Total revenues		1,066,054	1,062,483	1,041,288

Losses and expenses:
Losses incurred, net	8 / 9	53,709	240,157	343,547
Change in premium deficiency reserve	3	—	—	(23,751)
Amortization of deferred policy acquisition costs		11,111	9,646	8,789
Other underwriting and operating expenses, net		159,638	150,763	155,577
Interest expense	7	57,035	56,672	68,932
Loss on debt extinguishment	7	65	90,531	507
Total losses and expenses		281,558	547,769	553,601
Income before tax		784,496	514,714	487,687
Provision for (benefit from) income taxes	12	428,735	172,197	(684,313)
Net income		$355,761	$342,517	$1,172,000

Earnings per share:	4
Basic		$0.98	$1.00	$3.45
Diluted		$0.95	$0.86	$2.60

Weighted average common shares outstanding - basic	4	362,380	342,890	339,552
Weighted average common shares outstanding - diluted	4	394,766	431,992	468,039

Dividends per share		$—	$—	$—
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2017 Form 10-K | 102

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K	Consolidated Balance Sheets	Consolidated Statements of Operations	Consolidated Statements of Comprehensive Income	Consolidated Statements of Shareholders' Equity	Consolidated Statements of Cash Flows	Notes

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years Ended December 31,
(In thousands)	Note	2017	2016	2015
Net income		$355,761	$342,517	$1,172,000
Other comprehensive income (loss), net of tax:	10
Change in unrealized investment gains and losses	5	47,547	(3,649)	40,403
Benefit plans adjustment	11	(5,839)	(9,620)	(15,714)
Foreign currency translation adjustment		31	(951)	(4,228)
Other comprehensive income (loss), net of tax		41,739	(14,220)	20,461
Comprehensive income		$397,500	$328,297	$1,192,461
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2017 Form 10-K | 103

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K	Consolidated Balance Sheets	Consolidated Statements of Operations	Consolidated Statements of Comprehensive Income	Consolidated Statements of Shareholders' Equity	Consolidated Statements of Cash Flows	Notes

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Years Ended December 31,
(In thousands)	Note	2017	2016	2015
Common stock
Balance, beginning of year		$359,400	$340,097	$340,047
Issuance of common stock	13	10,386	18,313	—
Net common stock issued under share-based compensation plans		781	990	50
Balance, end of year		370,567	359,400	340,097

Paid-in capital
Balance, beginning of year		1,782,337	1,670,238	1,663,592
Cumulative effect of share-based compensation accounting standard update	3	49	—	—
Issuance of common stock	13	60,903	113,146	—
Net common stock issued under share-based compensation plans		(7,602)	(6,020)	(478)
Reissuance of treasury stock, net under share-based compensation plans		—	(130)	(6,894)
Tax benefit from share-based compensation		—	67	2,116
Equity compensation		14,895	11,373	11,902
Reacquisition of convertible junior subordinated debentures-equity component	7	—	(6,337)	—
Balance, end of year		1,850,582	1,782,337	1,670,238

Treasury stock
Balance, beginning of year		(150,359)	(3,362)	(32,937)
Purchases of common stock	13	—	(147,127)	—
Reissuance of treasury stock, net		150,359	—	—
Reissuance of treasury stock, net under share-based compensation plans		—	130	29,575
Balance, end of year		—	(150,359)	(3,362)

Accumulated other comprehensive loss
Balance, beginning of year		(75,100)	(60,880)	(81,341)
Other comprehensive income (loss)	10	41,739	(14,220)	20,461
Cumulative effect to reclassify certain tax effects from accumulated other comprehensive loss	3	(10,422)	—	—
Balance, end of year		(43,783)	(75,100)	(60,880)

Retained earnings (deficit)
Balance, beginning of year		632,564	290,047	(852,458)
Cumulative effect of share-based compensation accounting standard update	3	153	—	—
Net income		355,761	342,517	1,172,000
Reissuance of treasury stock, net		(21,740)	—	—
Reissuance of treasury stock, net under share-based compensation plans		—	—	(29,495)
Cumulative effect to reclassify certain tax effects from accumulated other comprehensive loss	3	10,422	—	—
Balance, end of year		977,160	632,564	290,047

Total shareholders' equity		$3,154,526	$2,548,842	$2,236,140
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2017 Form 10-K | 104

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K	Consolidated Balance Sheets	Consolidated Statements of Operations	Consolidated Statements of Comprehensive Income	Consolidated Statements of Shareholders' Equity	Consolidated Statements of Cash Flows	Notes

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$355,761	$342,517	$1,172,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	64,430	61,342	52,559
Deferred tax expense (benefit)	355,044	162,356	(692,810)
Net realized investment gains	(249)	(8,932)	(28,361)
Loss on debt extinguishment	65	90,531	507
Change in certain assets and liabilities:
Accrued investment income	(1,987)	(3,849)	(9,706)
Prepaid reinsurance premium	11	101	47,457
Reinsurance recoverable on loss reserves	2,019	(6,006)	13,354
Reinsurance recoverable on paid losses	1,092	(1,645)	3,105
Premiums receivable	(1,653)	(3,923)	8,973
Deferred insurance policy acquisition costs	(1,082)	(2,518)	(3,001)
Profit commission receivable	(2,844)	(747)	64,525
Loss reserves	(453,178)	(454,589)	(503,405)
Premium deficiency reserve	—	—	(23,751)
Unearned premiums	63,197	49,764	76,559
Return premium accrual	(25,400)	(18,800)	(9,600)
Income taxes payable - current	49,178	1,123	2,518
Other, net	2,253	18,035	(9,528)
Net cash provided by operating activities	406,657	224,760	161,395
Cash flows from investing activities:
Purchases of investments:
Fixed income	(1,293,616)	(1,360,386)	(2,462,844)
Equity securities	(79)	(3,197)	(2,623)
Proceeds from sales of fixed income	246,908	728,042	1,796,153
Proceeds from maturity of fixed income	759,212	547,444	559,774
Proceeds from sale of equity securities	—	5,257	—
Net increase in restricted cash	—	—	17,212
Additions to property and equipment	(16,066)	(10,552)	(4,630)
Net cash used in investing activities	(303,641)	(93,392)	(96,958)
Cash flows from financing activities:
Proceeds from revolving credit facility	150,000	—	—
Repayment of revolving credit facility	(150,000)	—	—
Proceeds from issuance of long-term debt	—	573,094	—
Repayment of long-term debt	—	—	(61,953)
Purchase or repayment of convertible senior notes	(145,620)	(363,778)	(11,152)
Payment of original issue discount - convertible senior notes	(4,504)	(11,250)	(345)
Purchase of convertible junior subordinated debentures	—	(100,860)	—
Payment of original issue discount-convertible junior subordinated debentures	—	(41,540)	—
Cash portion of loss on debt extinguishment	—	(59,460)	(507)
Repurchase of common stock	—	(147,127)	—
Payment of debt issuance costs	(1,630)	(1,127)	—
Payment of withholding taxes related to share-based compensation net share settlement	(6,821)	(5,030)	(7,242)
Net cash used in financing activities	(158,575)	(157,078)	(81,199)
Net decrease in cash and cash equivalents	(55,559)	(25,710)	(16,762)
Cash and cash equivalents at beginning of year	155,410	181,120	197,882
Cash and cash equivalents at end of year	$99,851	$155,410	$181,120

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2017 Form 10-K | 105

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K	Consolidated Balance Sheets	Consolidated Statements of Operations	Consolidated Statements of Comprehensive Income	Consolidated Statements of Shareholders' Equity	Consolidated Statements of Cash Flows	Notes

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Note 1. Nature of Business
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation ("MGIC"), is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. Our principal product is primary mortgage insurance. Primary mortgage insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us. Through certain non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting, analysis of loan originations and portfolios, and mortgage lead generation. An insurance subsidiary of MGIC provides credit insurance for certain mortgages under Fannie Mae and Freddie Mac (the "GSEs") credit risk transfer programs in transactions entered into in 2016.

At December 31, 2017, our direct domestic primary insurance in force ("IIF") was $194.9 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct domestic primary risk in force ("RIF") was $50.3 billion, which represents the IIF multiplied by the insurance coverage percentage.

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. We operate under the Private Mortgage Insurer Eligibility Requirements ("PMIERs") of the GSEs that became effective December 31, 2015 and which have been amended from time to time. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book, calculated from tables of factors with several risk dimensions and subject to a floor amount). Based on our interpretation of the PMIERs, as of December 31, 2017, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

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

Reclassifications
Certain reclassifications to 2016 and 2015 amounts have been made in the accompanying consolidated financial statements to conform to the 2017 presentation. See Note 3 - "Significant Accounting Policies" for a discussion of our adoption of accounting guidance in 2017 that resulted in other reclassifications.

MGIC Investment Corporation 2017 Form 10-K | 107

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Note 3. Significant Accounting Policies
Cash and Cash Equivalents
We consider money market funds and investments with original maturities of three months or less to be cash equivalents.

Fair value measurements
The authoritative accounting guidance includes a framework for measuring fair value. Fair value is disclosed using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and includes Levels 1, 2, and 3. To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation.

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

In accordance with fair value accounting guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities and certain equity securities.

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

MGIC Investment Corporation 2017 Form 10-K | 108

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

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

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or, for certain equity securities, from their par value due to restrictions that require them to be redeemed or sold only to the security issuer at par value. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

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

MGIC Investment Corporation 2017 Form 10-K | 109

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

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

Home office and equipment is shown net of accumulated depreciation of $33.9 million, $30.6 million and $26.1 million as of December 31, 2017, 2016 and 2015, respectively. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $5.4 million, $4.6 million and $3.2 million, respectively.

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

Loss Reserves
Reserves are established for insurance losses and loss adjustment expenses ("LAE") when we receive notices of default on insured mortgage loans. We consider a loan in default when it is two or more payments past due. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss estimates are established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

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

Premium Deficiency Reserve
After our loss reserves are initially established, we perform premium deficiency tests using our best estimate assumptions as of the testing date. Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium

MGIC Investment Corporation 2017 Form 10-K | 110

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

and already established reserves.  Products are grouped for premium deficiency testing purposes based on similarities in the way the products are acquired, serviced and measured for profitability.

The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business.  Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors discussed in Note 8 - Loss Reserves. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings and could be material.

We established a premium deficiency reserve in 2007 on our Wall Street Bulk business, which we also ceased writing in that year. The premium deficiency reserve was eliminated in 2015 and our consolidated statement of operations for the year ended December 31, 2015 was affected by a decrease in our premium deficiency reserves of $24 million.

Revenue Recognition
We write policies which are guaranteed renewable contracts at the insured's option on a monthly, single, or annual premium basis. We have no ability to reunderwrite or reprice these contracts.  Premiums written on monthly premium policies are earned as coverage is provided. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the estimated policy life.  Premiums written on single premium policies are amortized over the policy life in relationship to the anticipated incurred loss pattern based on historical experience.  Premiums written on annual premium policies are earned on a monthly pro rata basis. When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. When a policy is cancelled due to rescission, all previously collected premium is returned to the servicer and when a policy is cancelled because a claim is paid, premium collected since the date of default is returned. The liability associated with our estimate of premium to be returned is accrued for separately and included in "Other liabilities" on our consolidated balance sheets. When a premium deficiency exists the premium refund liability is included in “Premium deficiency reserves” on our consolidated balance sheets. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. The actual return of premium for all periods affects premiums written and earned.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay. Fee income consists primarily of contract underwriting and related fee-based services provided to lenders and is included in “Other revenue” on the consolidated statements of operations.

Income Taxes
Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the consolidated financial statements and the tax bases of these items.  The expected tax effects are computed at the enacted regular federal statutory tax rate. Using this method, we have recorded a net deferred tax asset primarily due to net operating losses incurred in prior years. During 2017, net deferred tax assets were remeasured at the lower corporate tax rate enacted under the U.S. tax reform legislation signed into law in the fourth quarter of 2017 (the "Tax Act"). See Note 12- "Income Taxes" for discussion of the impact of the Tax Act on our consolidated financial statements.

On a quarterly basis, we review the need to maintain a deferred tax asset valuation allowance as an offset to the net deferred tax asset, before valuation allowance. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, operating results on a three year cumulative basis, the expected occurrence of future income or loss, the expiration dates of the carryforwards, the cyclical nature of our operating results, and available tax planning strategies. Based on our analysis, we reduced our benefit from income tax through the recognition of a valuation allowance from the first quarter of 2009 through the second quarter of 2015. In the third quarter of 2015, as discussed in Note 12 – “Income Taxes,” we concluded

MGIC Investment Corporation 2017 Form 10-K | 111

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

that it was more likely than not that our deferred tax assets would be fully realizable and we reversed the valuation allowance.

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

Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The computation of basic EPS includes as "participating securities" an immaterial number of unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, under the "two-class" method. Our participating securities are composed of vested restricted stock and restricted stock units ("RSUs") with non-forfeitable rights to dividends (of which none have been declared since the issuance of these participating securities). Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if our unvested restricted stock units result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. In addition to our 9% Debentures, of which a portion remain outstanding, we previously had several senior note debt issuances that could have resulted in contingently issuable shares and we considered each potential issuance of shares separately to reflect the maximum potential dilution for the period the debt issuances were outstanding. For purposes of calculating basic and diluted EPS, vested restricted stock and RSUs are considered outstanding.

Related party transactions
There were no related party transactions during 2017, 2016 or 2015.

MGIC Investment Corporation 2017 Form 10-K | 112

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Recent accounting and reporting developments
Accounting standards effective in 2017, or early adopted, and relevant to our financial statements
Table 3.1 shows the relevant amendments to accounting standards that have been implemented for the fiscal year beginning January 1, 2017; none had a material impact on our consolidated financial statements or disclosures.

	Table	3.1
Standard / Interpretation					Effective date
Amended Standards
	ASC 220		Income Statement - Reporting Comprehensive Income
			•	ASU 2018-02 - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	January 1, 2019
	ASC 718		Compensation - Stock Compensation
			•	ASU 2016-09 - Improvements to Employee Share-Based Compensation Accounting	January 1, 2017

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board ("FASB") issued updated guidance that allows an election to reclassify stranded tax effects resulting from the Tax Act's newly enacted federal corporate income tax rate of 21% from accumulated other comprehensive income to retained earnings in an amount that reflects the effect of the change in tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items remaining in accumulated comprehensive income (loss). Other than the effect of the change in tax rate, we have no other income tax effects related to the application of the Tax Act that are reclassified from accumulated other comprehensive income (loss) to retained earnings. Absent the updated guidance, we generally would remove stranded tax effects lodged in accumulated other comprehensive income (loss) at the time the circumstances under which these tax effects originally arose no longer exist. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted and we adopted this guidance electing to reclass stranded tax effects from the Tax Act to retained earnings for the fourth quarter ending December 31, 2017.

◦
Adoption impact: We recorded a cumulative effect adjustment that reclassified $10.4 million from accumulated other comprehensive loss to retained earnings to reflect the difference between the amount initially credited to other comprehensive income (loss) and the amount that would have been credited at the newly enacted federal corporate tax rate. The effect of this reclassification increases our retained earnings and increases our accumulated other comprehensive loss, with no change to our total shareholders' equity as of December 31, 2017.

Improvements to Employee Share-Based Compensation Accounting
In March 2016, the FASB issued updated guidance that simplifies several aspects of the accounting for employee share-based compensation including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. Specifically, the updated guidance requires the following:

•	Tax effects related to share-based compensation are made through the statement of operations at the time of settlement instead of recognizing them in paid-in capital.

◦
Adoption impact: We recognized discrete tax benefits of $1.6 million in the provision for income taxes on our statement of operations for the year ended December 31, 2017 related to excess tax benefits upon vesting of share-based awards during the period.

•	Recognition of a tax benefit is no longer required to be delayed until it reduces current taxes payable.

◦
Adoption impact: We recognized an immaterial cumulative effect adjustment in opening retained earnings as of January 1, 2017 related to the recognition of a deferred tax asset related to suspended tax benefits from vesting transactions occurring in prior years and from the elimination of our forfeiture estimate on share-based awards, which was previously applied only to awards with service conditions.

MGIC Investment Corporation 2017 Form 10-K | 113

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

•
Tax related cash flows resulting from share-based compensation are to be reported as operating activities on the statement of cash flows, instead of as an inflow from financing activities and an outflow from operating activities.

◦	Adoption impact: We reclassified excess tax benefits related to share-based compensation for 2016 and 2015 to operating activities from financing activities.

•
Shares withheld by an employer for tax-withholding purposes upon vesting of equity compensation represents a cash outflow required to be classified as a financing activity on the statements of cash flows.

◦	Adoption impact: We reclassified employee taxes paid for withheld shares for 2016 and 2015 to financing activities from operating activities.

The update also allows, for tax withholding purposes, entities to withhold an amount of shares up to the employee’s maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. A change in tax withholding is to be applied on a modified retrospective approach.

Prospective Accounting Standards
Table 3.2 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

	Table	3.2
Standard / Interpretation					Effective date
Amended Standards
	ASC 718		Compensation - Stock Compensation
			•	ASU 2017-09 - Scope of Modification Accounting	January 1, 2018
	ASC 715		Compensation - Retirement Benefits
			•	ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	January 1, 2018
	ASC 310		Receivables - Nonrefundable Fees and Other Costs
			•	ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
	ASC 326		Financial Instruments - Credit Losses
			•	ASU 2016-13 - Measurement of Credit Losses on Financial Instruments	January 1, 2020
	ASC 825		Financial Instruments - Overall
			•	ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018

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

MGIC Investment Corporation 2017 Form 10-K | 114

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

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

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued updated guidance to amend the amortization period for premiums on certain purchased callable debt securities, shortening the amortization period to the earliest call date. Under current GAAP, there is diversity in practice in the amortization period for premiums of callable debt securities and in how the potential for exercise of a call is factored into current impairment assessments. This updated guidance aligns with how callable debt securities, in the United States, are generally quoted, priced, and traded, which incorporates consideration of calls (also referred to as “yield-to-worst” pricing). The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements or disclosures. We currently account for premium amortization on our purchased callable debt securities on a yield-to-worst basis, which generally aligns with the earliest call date.

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued updated guidance that requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial instruments. Entities will be required to utilize a current expected credit losses (“CECL”) methodology that incorporates their forecasts of future economic conditions into their loss estimate unless such forecasts are not reasonable and supportable, in which case the entity will revert to historical loss experience. Any allowance for CECL reduces the amortized cost basis of the financial instrument to the amount an entity expects to collect. Credit losses relating to available-for-sale fixed maturity securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The updated guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore will require significant judgment in application. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements or disclosures.

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Further, the updated guidance clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those

MGIC Investment Corporation 2017 Form 10-K | 115

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

annual periods and will require recognition of a cumulative effect adjustment at adoption. We do not currently expect the adoption of this guidance to impact our consolidated financial statements or disclosures.

Note 4. Earnings Per Share
Table 4.1 reconciles basic and diluted EPS amounts:

	Table	4.1
Earnings per share			Years Ended December 31,
	(In thousands, except per share data)		2017	2016	2015
	Basic earnings per share:
	Net income		$355,761	$342,517	$1,172,000
	Weighted average common shares outstanding - basic		362,380	342,890	339,552
	Basic earnings per share		$0.98	$1.00	$3.45
	Diluted earnings per share:
	Net income		$355,761	$342,517	$1,172,000
	Interest expense, net of tax (1):
	2% Notes		907	6,111	7,928
	5% Notes		1,709	6,362	12,228
	9% Debentures		15,027	15,893	22,786
	Diluted income available to common shareholders		$373,404	$370,883	$1,214,942
	Weighted-average shares - Basic		362,380	342,890	339,552
	Effect of dilutive securities:
	Unvested restricted stock units		1,493	1,470	2,113
	2% Notes		8,317	54,450	71,917
	5% Notes		3,548	13,107	25,603
	9% Debentures		19,028	20,075	28,854
	Weighted average common shares outstanding - diluted		394,766	431,992	468,039
	Diluted income per share		$0.95	$0.86	$2.60

(1)	Interest expense for the years ended December 31, 2017, 2016 and 2015 has been tax effected at a rate of 35%.

The computation of diluted EPS for the years ended December 31, 2017, 2016, and 2015 includes weighted average unvested restricted stock units outstanding of 1.5 million, 1.5 million, and 2.1 million, respectively.

For the years ended December 31, 2017, 2016, and 2015, all of our then outstanding Convertible Senior Notes and Convertible Junior Subordinated Debentures are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock related to the outstanding Convertible Senior Notes and/or Convertible Junior Debentures is assumed issued as of the beginning of the reporting period and the related interest expense, net of tax, is added back to earnings in calculating diluted EPS.

MGIC Investment Corporation 2017 Form 10-K | 116

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Note 5. Investments
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio as of December 31, 2017 and 2016 are shown below:

	Table	5.1a
Details of investments by category - current year			December 31, 2017
	(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$179,850	$274	$(1,278)	$178,846
	Obligations of U.S. states and political subdivisions		2,105,063	56,210	(8,749)	2,152,524
	Corporate debt securities		2,065,475	10,532	(9,169)	2,066,838
	ABS		4,925	—	(2)	4,923
	RMBS		189,153	60	(7,364)	181,849
	CMBS		301,014	1,204	(4,906)	297,312
	CLOs		100,798	304	(79)	101,023
	Total debt securities		4,946,278	68,584	(31,547)	4,983,315
	Equity securities		7,223	39	(16)	7,246
	Total investment portfolio		$4,953,501	$68,623	$(31,563)	$4,990,561

	Table	5.1b
Details of investments by category - prior year			December 31, 2016
	(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$73,847	$407	$(724)	$73,530
	Obligations of U.S. states and political subdivisions		2,147,458	20,983	(25,425)	2,143,016
	Corporate debt securities		1,756,461	6,059	(18,610)	1,743,910
	ABS		59,519	74	(28)	59,565
	RMBS		231,733	102	(7,626)	224,209
	CMBS		327,042	769	(7,994)	319,817
	CLOs		121,151	226	(202)	121,175
	Total debt securities		4,717,211	28,620	(60,609)	4,685,222
	Equity securities		7,144	8	(24)	7,128
	Total investment portfolio		$4,724,355	$28,628	$(60,633)	$4,692,350

(1)	There were no OTTI losses recorded in other comprehensive (loss) income as of December 31, 2017 and 2016.
As discussed in Note 7 - "Debt" we are required to pledge collateral of at least 102% of the outstanding principal balance of the FHLB Advance. As of December 31, 2017, that collateral is included in our total investment portfolio amount shown above with a total fair value of $166.9 million.

We had $13.6 million of investments at fair value on deposit with various states as of December 31, 2017 and 2016, respectively, due to regulatory requirements of those state insurance departments.

MGIC Investment Corporation 2017 Form 10-K | 117

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Table 5.2 compares the amortized cost and fair values of debt securities, by contractual maturity, as of December 31, 2017.

	Table	5.2
Debt securities maturity schedule			December 31, 2017
	(In thousands)		Amortized Cost	Fair Value
	Due in one year or less		$541,755	$541,695
	Due after one year through five years		1,547,712	1,544,943
	Due after five years through ten years		925,751	929,883
	Due after ten years		1,335,170	1,381,687
			4,350,388	4,398,208

	ABS		4,925	4,923
	RMBS		189,153	181,849
	CMBS		301,014	297,312
	CLOs		100,798	101,023
	Total as of December 31, 2017		$4,946,278	$4,983,315

The analysis in table 5.2 is based upon contractual maturity. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed separately in the table.

Tables 5.3a and 5.3b show the components of our unrealized losses on our investment portfolio in the amount of $32 million and $61 million as of December 31, 2017 and 2016, respectively.

	Table	5.3a
Investments unrealized losses - current year	December 31, 2017		Less Than 12 Months		12 Months or Greater		Total
	(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$144,042	$(796)	$31,196	$(482)	$175,238	$(1,278)
	Obligations of U.S. states and political subdivisions		505,311	(3,624)	211,684	(5,125)	716,995	(8,749)
	Corporate debt securities		932,350	(4,288)	200,716	(4,881)	1,133,066	(9,169)
	ABS		4,923	(2)	—	—	4,923	(2)
	RMBS		14,979	(280)	166,329	(7,084)	181,308	(7,364)
	CMBS		51,096	(358)	138,769	(4,548)	189,865	(4,906)
	CLOs		14,243	(7)	3,568	(72)	17,811	(79)
	Equity securities		226	(2)	431	(14)	657	(16)
	Total investment portfolio		$1,667,170	$(9,357)	$752,693	$(22,206)	$2,419,863	$(31,563)

MGIC Investment Corporation 2017 Form 10-K | 118

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

	Table	5.3b
Investments unrealized losses - prior year	December 31, 2016		Less Than 12 Months		12 Months or Greater		Total
	(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$48,642	$(724)	$—	$—	$48,642	$(724)
	Obligations of U.S. states and political subdivisions		1,136,676	(24,918)	13,681	(507)	1,150,357	(25,425)
	Corporate debt securities		915,777	(16,771)	35,769	(1,839)	951,546	(18,610)
	ABS		3,366	(28)	656	—	4,022	(28)
	RMBS		46,493	(857)	171,326	(6,769)	217,819	(7,626)
	CMBS		205,545	(7,529)	38,587	(465)	244,132	(7,994)
	CLOs		13,278	(73)	34,760	(129)	48,038	(202)
	Equity securities		568	(15)	137	(9)	705	(24)
	Total investment portfolio		$2,370,345	$(50,915)	$294,916	$(9,718)	$2,665,261	$(60,633)
For those securities in an unrealized loss position, the length of time the securities were in such a position, is measured by their month-end fair values. The unrealized losses in all categories of our investments as of December 31, 2017 and 2016 were primarily caused by changes in interest rates between the time of purchase and the respective year end. There were 586 and 607 securities in an unrealized loss position as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the fair value as a percent of amortized cost of the securities in an unrealized loss position was 99% and approximately 27% of the securities in an unrealized loss position were backed by the U.S. Government.

The source of net investment income is shown in Table 5.4 below.

	Table	5.4
Investment income by source	(In thousands)		2017	2016	2015
	Fixed income		$122,105	$112,513	$105,882
	Equity securities		206	182	208
	Cash equivalents		1,447	754	191
	Other		620	433	455
	Investment income		124,378	113,882	106,736
	Investment expenses		(3,507)	(3,216)	(2,995)
	Net investment income		$120,871	$110,666	$103,741

For the years ended December 31, 2017, 2016, and 2015, there were no OTTI losses in earnings.

The net realized investment gains (table 5.5) and the change in unrealized gains (losses) of investments (table 5.6) are shown below.

	Table	5.5
Net realized investment gains	(In thousands)		2017	2016	2015
	Fixed income		$228	$5,310	$28,335
	Equity securities		21	3,622	26
	Other		—	—	—
	Total net realized investment gains		$249	$8,932	$28,361

MGIC Investment Corporation 2017 Form 10-K | 119

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

	Table	5.6
Change in unrealized gains (losses)	(In thousands)		2017	2016	2015
	Fixed income		$69,026	$(5,403)	$(33,687)
	Equity securities		39	(36)	(32)
	Other		(13)	14	1
	Total increase (decrease) in unrealized gains/losses		$69,052	$(5,425)	$(33,718)

Gross realized gains and losses on investments are shown in Table 5.7 below.

	Table	5.7
Gross realized investment gains	(In thousands)		2017	2016	2015
	Gross realized gains		$1,599	$11,909	$30,039
	Gross realized losses		(1,350)	(2,977)	(1,678)
	Net realized gains on securities		$249	$8,932	$28,361

Note 6. Fair Value Measurements
Recurring fair value measurements
Assets measured at fair value included those listed, by hierarchy level, in the following tables as of December 31, 2017 and 2016:

	Table	6.1a
Fair value hierarchy - current year	December 31, 2017
	(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$178,846	$81,598	$97,248	$—
	Obligations of U.S. states and political subdivisions		2,152,524	—	2,152,253	271
	Corporate debt securities		2,066,838	—	2,066,838	—
	ABS		4,923	—	4,923	—
	RMBS		181,849	—	181,849	—
	CMBS		297,312	—	297,312	—
	CLOs		101,023	—	101,023	—
	Total debt securities		4,983,315	81,598	4,901,446	271
	Equity securities (1)		7,246	2,978	—	4,268
	Total investments		$4,990,561	$84,576	$4,901,446	$4,539
	Real estate acquired (2)		$12,713	$—	$—	$12,713

MGIC Investment Corporation 2017 Form 10-K | 120

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

	Table	6.1b
Fair value hierarchy - prior year	December 31, 2016
	(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$73,530	$30,690	$42,840	$—
	Obligations of U.S. states and political subdivisions		2,143,016	—	2,142,325	691
	Corporate debt securities		1,743,910	—	1,743,910	—
	ABS		59,565	—	59,565	—
	RMBS		224,209	—	224,209	—
	CMBS		319,817	—	319,817	—
	CLOs		121,175	—	121,175	—
	Total debt securities		4,685,222	30,690	4,653,841	691
	Equity securities (1)		7,128	2,860	—	4,268
	Total investments		$4,692,350	$33,550	$4,653,841	$4,959
	Real estate acquired (2)		$11,748	$—	$—	$11,748

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in other assets on the consolidated balance sheets.

Reconciliations of Level 3 assets
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2017, 2016, and 2015 is shown in the following tables. There were no transfers into or out of Level 3 in those years and there we no losses included in earnings for those years attributable to the change in unrealized losses on assets still held at the end of each applicable year.

	Table	6.2a
Development of assets and liabilities classified within level 3 - current year	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2016		$691	$4,268	$4,959	$11,748
	Total realized/unrealized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(1,315)
	Purchases		—	—	—	34,749
	Sales		(420)	—	(420)	(32,469)
	Balance at December 31, 2017		$271	$4,268	$4,539	$12,713

	Table	6.2b
Development of assets and liabilities classified within level 3 - prior year	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2015		$1,228	$2,855	$4,083	$12,149
	Total realized/unrealized gains (losses):
	Included in earnings and reported as net realized investment gains		—	3,579	3,579	—
	Included in earnings and reported as losses incurred, net		—	—	—	(1,142)
	Purchases		—	4,258	4,258	36,859
	Sales		(537)	(6,424)	(6,961)	(36,118)
	Balance at December 31, 2016		$691	$4,268	$4,959	$11,748

MGIC Investment Corporation 2017 Form 10-K | 121

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

	Table	6.2c
Development of assets and liabilities classified within level 3 - two years prior	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2014		$1,846	$321	$2,167	$12,658
	Total realized/unrealized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(2,322)
	Purchases		7	2,534	2,541	34,624
	Sales		(625)	—	(625)	(32,811)
	Balance at December 31, 2015		$1,228	$2,855	$4,083	$12,149
Level 3 securities within total investments consisted primarily of equity securities that can only be redeemed or sold at their par value and only to the security issuer.

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

Financial liabilities not measured at fair value
Financial liabilities are incurred in the normal course of our business. Table 6.3 compares the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value as of December 31, 2017 and 2016.

	Table	6.3
Fair value measurements - liabilities			December 31, 2017		December 31, 2016
	(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
	FHLB Advance		$155,000	$152,124	$155,000	$151,905
	5% Notes		—	—	144,789	147,679
	2% Notes		—	—	204,672	308,605
	5.75% Notes		418,560	465,473	417,406	445,987
	9% Debentures		256,872	353,507	256,872	323,040
	Total financial liabilities		$830,432	$971,104	$1,178,739	$1,377,216

The fair values of our 5% Notes, 2% Notes, 5.75% Notes, and 9% Debentures were based on observable market prices and the fair value of the FHLB Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements, and in all cases they are categorized as Level 2. See Note 7 - "Debt" for a description of the financial liabilities in table 6.3.

The 5.75% Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries.

MGIC Investment Corporation 2017 Form 10-K | 122

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Note 7. Debt
Debt obligations
Table 7.1 shows the par value of our long-term debt obligations and their aggregate carrying values as of December 31, 2017 and 2016.

	Table	7.1
Long-term debt obligations			December 31,
	(In millions)		2017	2016
	FHLB Advance		$155.0	$155.0
	5% Notes		—	145.0
	2% Notes		—	207.6
	5.75% Notes		425.0	425.0
	9% Debentures		256.9	256.9
	Long-term debt, par value		836.9	1,189.5
	Debt issuance costs		(6.5)	(10.8)
	Long-term debt, carrying value		$830.4	$1,178.7

Table 7.2 shows the interest payments, on a consolidated basis, for our debt obligations outstanding during 2017 and 2016.

	Table	7.2
Interest payments on debt obligations			Years Ended December 31,
	(In millions)		2017	2016
	Revolving credit facility		$0.9	$—
	FHLB Advance		3.0	2.4
	5% Notes		3.6	10.6
	2% Notes		2.1	9.1
	5.75% Notes		25.1	—
	9% Debentures		23.1	27.4
	Total interest payments		$57.8	$49.5

2% Notes
On March 21, 2017, we issued an irrevocable notice of redemption in respect of our outstanding 2% Convertible Senior Notes due April 1, 2020 ("2% Notes"), with a redemption date of April 21, 2017. In April, holders of approximately $202.5 million of the outstanding principal exercised their rights to convert their notes to shares of our common stock. The remaining $5.1 million of outstanding principal was redeemed for cash. The conversions of the 2% Notes at a rate of 143.8332 shares per $1,000 principal amount resulted in the issuance of approximately 29.1 million shares of our common stock in April 2017. The conversions and cash redemption eliminated our debt obligation. A loss on debt extinguishment of $0.07 million was recognized on notes redeemed for cash. No gain or loss was recognized from the conversions as the outstanding debt issuance costs associated with the conversions were included in the carrying value of the notes, which was credited to shareholders' equity at the time of conversion.

In the third quarter of 2016, we entered into privately negotiated agreements to repurchase $292.4 million in aggregate principal of our outstanding 2% Notes at a purchase price of $362.1 million, plus accrued interest. We funded the purchases with $230.7 million in cash, using proceeds from the issuance of our 5.75% Notes, and by issuing to certain sellers approximately 18.3 million shares of our common stock. The excess of the purchase price over carrying value is reflected as a loss on debt extinguishment of $74.3 million on our consolidated statement of operations for the year ended December 31, 2016. The shares issued as consideration for the notes repurchases were repurchased as of December 31, 2016 using cash from our 5.75% Notes issuance. The repurchases of the 2% Notes reduced potentially dilutive shares by approximately 42.1 million shares, without considering the shares issued as partial consideration in the purchases of the 2% Notes or the repurchase of shares to offset such shares issued.

MGIC Investment Corporation 2017 Form 10-K | 123

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Interest on the 2% Notes was payable semi-annually in arrears on April 1 and October 1 of each year. Debt issuance costs were being amortized to interest expense over the contractual life of the notes.

Credit Facility
On March 21, 2017, we entered into a Credit Agreement with various lenders which provides for a $175 million unsecured revolving credit facility maturing on March 21, 2020. Revolving credit borrowings bear interest at a floating rate, which will be, at our option, either a eurocurrency rate or a base rate, in each case plus an applicable margin. The applicable margin is subject to adjustment based on our senior unsecured long-term debt rating, or if we do not have such a rating, our corporate or issuer rating. Amounts under the facility may be borrowed, repaid and reborrowed from time to time until the maturity of the revolving credit facility. Voluntary prepayments and commitment reductions are permitted at any time without fee subject to a minimum dollar requirement and, for outstanding eurocurrency loans, customary breakage costs.

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

In March 2017, we borrowed $150 million under the revolving credit facility, to fund a portion of the redemption price of the 2% Notes if holders did not elect to convert their 2% Notes. In April, we repaid the amount borrowed under the revolving credit facility because most holders elected to convert their notes. Costs incurred to enter into the Credit Agreement have been deferred and recorded as Other assets and will be amortized over the term of the Credit Agreement.

5% Notes
On May 1, 2017, our 5% Notes due in 2017 ("5% Notes") matured and we repaid the outstanding $145 million in aggregate par value, plus accrued interest with cash at our holding company. Interest on the 5% Notes was payable semi-annually in arrears on May 1 and November 1 of each year.

In 2016, we repurchased $188.5 million in aggregate principal of our 5% Notes at a purchase price of $195.5 million, plus accrued interest using funds held at our holding company. The excess of the purchase price over carrying value was reflected as a loss on debt extinguishment of $7.9 million on our consolidated statement of operations. Our 2016 5% Notes repurchases reduced our potentially dilutive shares by approximately 14.0 million shares.

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

MGIC Investment Corporation 2017 Form 10-K | 124

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

addition to underwriting fees, we incurred approximately $1.2 million of other expenses associated with the issuance of these notes.

The 5.75% Notes have covenants customary for securities of this nature, including customary events of default, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.75% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.75% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.75% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2017.

The net proceeds from the 5.75% Notes issuance were primarily used as (i) cash consideration to repurchase a portion of our 2% Notes, and (ii) to repurchase the shares issued as partial consideration in the repurchases of our 2% Notes, as described above. The remaining proceeds are being held for general corporate purposes.

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

9% Debentures
As of December 31, 2017 and 2016 we had outstanding $256.9 million principal amount of our 9% Debentures due in 2063 ("9% Debentures"). In February 2016, MGIC purchased $132.7 million in aggregate principal of our outstanding 9% Debentures at a purchase price of $150.7 million, plus accrued interest. The 9% Debentures include a conversion feature that allows us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures. The accounting standards applicable to extinguishment of debt with a cash conversion feature require the consideration paid to be allocated between the extinguishment of the liability component and reacquisition of the equity component. The purchase of the 9% Debentures resulted in an $8.3 million loss on debt extinguishment on the consolidated statement of operations for the year ended December 31, 2016, which represents the difference between the fair value and the carrying value of the liability component on the purchase date. In addition, our shareholders’ equity was separately reduced by $6.3 million related to the reacquisition of the equity component. For GAAP accounting purposes, the 9% Debentures owned by MGIC are considered retired and are eliminated in our consolidated financial statements and the underlying common stock equivalents, approximately 9.8 million shares, are not included in the computation of diluted shares.

The 9% Debentures are currently convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of the 9% Debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their 9% Debentures, deferred interest, if any, owed on the 9% Debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. We have 19.0 million authorized shares reserved for conversion under our 9% debentures.

We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.55 for at least 20 of the 30 trading days preceding notice of the redemption.

MGIC Investment Corporation 2017 Form 10-K | 125

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

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

The provisions of the 9% Debentures are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the 9% Debentures, including their covenants and events of default. We were in compliance with all covenants at December 31, 2017. The 9% Debentures rank junior to all of our existing and future senior indebtedness.

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

MGIC Investment Corporation 2017 Form 10-K | 126

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

home is below the mortgage balance. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

The “Losses incurred” section of table 8.1 below shows losses incurred on delinquencies that occurred in the current year and in prior years.  The amount of losses incurred relating to delinquencies that occurred in the current year represents the estimated amount to be ultimately paid on such delinquencies.  The amount of losses incurred relating to delinquencies that occurred in prior years represents the difference between the actual claim rate and severity associated with those delinquencies resolved in the current year compared to the estimated claim rate and severity at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on delinquencies continuing from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in the delinquent inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of delinquencies by geography and changes in average loan exposure.

Losses incurred on delinquencies that occurred in the current year decreased in 2017 compared to 2016 due to a decrease in the estimated claim rate on recently reported delinquencies, and in 2016 compared to 2015, primarily due to a decrease in the number of new delinquencies, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies.

See "Hurricane activity" below for additional information on new notice activity and items in our delinquent inventory from the hurricane impacted areas. Based on our analysis and past experience, new notices received in areas impacted by hurricanes generally cure at a higher rate than notices received in the normal course of business and we have estimated a materially lower claim rate on the estimated new notices caused by the hurricane activity; however, our estimated severity was similar to other new notices received.

The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquent notices received in the current year and losses paid on delinquent notices received in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, we have experienced a decline in the average time servicers are utilizing to process foreclosures, which has reduced the average time to receive a claim associated with new delinquent notices that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity.

Our estimate of premiums to be refunded on expected claim payments is accrued for separately in "Other liabilities" on our consolidated balance sheets and approximated $61 million and $85 million at December 31, 2017 and 2016, respectively.

During 2017 and 2016, our losses paid included amounts paid upon commutation of coverage on pools of non-performing loans ("NPLs"), and in 2016 our losses paid also included amounts paid in connection with settlements for disputes concerning our claims paying practices. Losses paid in 2015 included amounts paid in connection with settlements for disputes concerning our claims paying practices. The impacts of the commutations of coverage on NPLs and/or settlements in each of the past three years were as follows:

•	2017 - 1,337 notices removed from default inventory with an amount paid of $54 million,

•	2016 - 1,273 notices removed from default inventory with an amount paid of $53 million,

•	2015 - 1,121 notices removed from default inventory with an amount paid of $10 million.

In each of 2016 and 2015, we paid $42 million in connection with a 2012 settlement agreement with Freddie Mac regarding the aggregate loss limit under certain pool insurance policies. The final payment under that settlement agreement was made on December 1, 2016.

MGIC Investment Corporation 2017 Form 10-K | 127

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Table 8.1 provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	Table	8.1
Development of reserves for losses and loss adjustment expenses	(In thousands)		2017	2016	2015
	Reserve at beginning of year		$1,438,813	$1,893,402	$2,396,807
	Less reinsurance recoverable		50,493	44,487	57,841
	Net reserve at beginning of year		1,388,320	1,848,915	2,338,966

	Losses incurred:
	Losses and LAE incurred in respect of delinquent notices received in:
	Current year		284,913	387,815	453,849
	Prior years (1)		(231,204)	(147,658)	(110,302)
	Total losses incurred		53,709	240,157	343,547

	Losses paid:
	Losses and LAE paid in respect of delinquent notices received in:
	Current year		11,267	14,823	25,980
	Prior years		493,300	689,258	823,058
	Reinsurance terminations (2)		301	(3,329)	(15,440)
	Total losses paid		504,868	700,752	833,598
	Net reserve at end of year		937,161	1,388,320	1,848,915
	Plus reinsurance recoverables		48,474	50,493	44,487
	Reserve at end of year		$985,635	$1,438,813	$1,893,402

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See table 8.2 below for more information about prior year loss development.

(2)
In a termination, the reinsurance agreement is cancelled, with no future premium ceded and amounts for any incurred but unpaid losses paid to us. Amounts paid to (received from) reinsurers result in an increase (decrease) in net losses paid. The change in net losses paid on our losses incurred is offset by a corresponding change in the reinsurance recoverable, resulting in no net impact on losses incurred. (See Note 9 – “Reinsurance”).

Table 8.2 below shows the development of reserves in 2017, 2016 and 2015 for previously received delinquencies.

	Table	8.2
Reserve development on previously received delinquencies	(In millions)		2017	2016	2015
	Decrease in estimated claim rate on primary delinquencies		$(248)	$(148)	$(141)
	Increase in estimated severity on primary delinquencies		9	9	43
	Change in estimates related to pool reserves, LAE reserves, reinsurance and other		8	(9)	(12)
	Total prior year loss development (1)		$(231)	$(148)	$(110)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

For the years ended December 31, 2017, 2016 and 2015, we experienced favorable development on previously received delinquencies. This development was, in part, due to the resolution of approximately 67%, 63% and 60% for the years ended December 31, 2017, 2016 and 2015, respectively, of the prior year delinquent inventory, with improved cure rates. During 2017, cure activity on loans that were delinquent twelve months or more was significantly higher than our previous estimates. During 2015, the claim rate development was also favorably impacted by re-estimations of previously recorded reserves relating to disputes on our claims paying practices and adjustments to IBNR. The favorable development for the years ended 2017, 2016, and 2015 was offset, in part, by an increase in the estimated severity on previously reported delinquencies remaining in the delinquent inventory.

Delinquent Inventory
A rollforward of our primary delinquent inventory for the years ended December 31, 2017, 2016, and 2015 appears in table 8.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month

MGIC Investment Corporation 2017 Form 10-K | 128

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

	Table	8.3
Delinquent inventory rollforward			2017	2016	2015
	Delinquent inventory at beginning of year		50,282	62,633	79,901
	New Notices		68,268	67,434	74,315
	Cures		(61,094)	(65,516)	(73,610)
	Paids (including those charged to a deductible or captive)		(9,206)	(12,367)	(16,004)
	Rescissions and denials		(357)	(629)	(848)
	Other items removed from inventory		(1,337)	(1,273)	(1,121)
	Delinquent inventory at end of year		46,556	50,282	62,633

2017 delinquent inventory
Hurricane activity
New default notice activity increased in 2017 compared to the prior year (particularly in the fourth quarter) because of hurricane activity that primarily impacted Puerto Rico, Texas, and Florida in the third quarter of 2017. In response to the hurricanes, the Federal Emergency Management Agency has declared Individual Assistance Disaster Areas ("IADA") which we are utilizing to identify new notices of delinquency for reserving and loss mitigation purposes. We received 9,294 new notices of delinquency on loans in the IADAs in the fourth quarter of 2017, which compares to 1,968 new notices in the same areas in the fourth quarter of 2016. Loans in our ending delinquent inventory within the IADAs were 12,446 and 7,162 as of December 31, 2017 and 2016, respectively.

The new notice activity from hurricane impacted areas in the fourth quarter of 2017 has increased the percentage of our delinquent inventory that has been delinquent for three months or less (table 8.4) and correspondingly our percentage of delinquent inventory with three payments or less (table 8.5) delinquent has also increased.

2016 and 2015 delinquent inventory
The decrease in the primary delinquent inventory experienced during 2016 and 2015 from the respective prior year was generally across all markets and all book years prior to 2013. In 2016 and 2015, the percentage of loans in the inventory that had been delinquent for 12 or more consecutive months had decreased compared to the respective prior year.

Historically as a delinquency ages it becomes more likely to result in a claim. The percentage of loans that have been delinquent for 12 or more consecutive months and the number of loans in our primary claims received inventory have been affected by our suspended rescissions and the resolution of certain of those rescissions discussed below and in Note 17 - "Litigation and Contingencies".

The number of consecutive months that a borrower has been delinquent is shown in the table below.

	Table	8.4
Delinquent inventory - consecutive months delinquent			December 31,
			2017		2016		2015
	3 months or less		17,119	37%	12,194	24%	13,053	21%
	4 - 11 months		12,050	26%	13,450	27%	15,763	25%
	12 months or more (1)		17,387	37%	24,638	49%	33,817	54%
	Total primary delinquent inventory		46,556	100%	50,282	100%	62,633	100%

	Primary claims received inventory included in ending delinquent inventory		954	2%	1,385	3%	2,769	4%

(1)
Approximately 45%, 47% and 50% of the primary delinquent inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of December 31, 2017, 2016 and 2015, respectively.

MGIC Investment Corporation 2017 Form 10-K | 129

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

The length of time a loan is in the delinquent inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in table 8.5 below.

	Table	8.5
Delinquent inventory - number of payments delinquent			December 31,
			2017		2016		2015
	3 payments or less		21,678	46%	18,419	36%	20,360	33%
	4 - 11 payments		12,446	27%	12,892	26%	15,092	24%
	12 payments or more		12,432	27%	18,971	38%	27,181	43%
	Total primary delinquent inventory		46,556	100%	50,282	100%	62,633	100%

Pool insurance default inventory decreased to 1,309 at December 31, 2017 from 1,883 at December 31, 2016 and 2,739 at December 31, 2015.

Claims paying practices
Our loss reserving methodology incorporates our estimates of future rescissions. A variance between ultimate actual rescission rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses. Our estimate of premiums to be refunded on expected future rescissions is accrued for separately and is included in "Other liabilities" on our consolidated balance sheets.

For information about discussions and legal proceedings with customers with respect to our claims paying practices, including settlements that we believe are probable, as defined in ASC 450-20, see Note 17 – “Litigation and Contingencies.”

Note 9. Reinsurance
Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related earned premiums) we have underwritten to other insurance companies who agree to share these risks. The purpose of ceded reinsurance is to protect us, at a cost, against a fixed percentage of losses arising from our mortgage guaranty policies covered by the agreement and to manage our capital requirements under PMIERs. Reinsurance is currently placed on a quota-share basis, but we also have captive reinsurance agreements that remain in effect. The reinsurance agreements we have entered into are discussed below.

Table 9.1 below shows the effect of all reinsurance agreements on premiums earned and losses incurred as reflected in the consolidated statements of operations.

	Table	9.1
Reinsurance			Years ended December 31,
	(In thousands)		2017	2016	2015
	Premiums earned:
	Direct		$1,059,973	$1,058,545	$997,892
	Assumed		509	662	1,178
	Ceded		(125,735)	(133,981)	(102,848)
	Net premiums earned		$934,747	$925,226	$896,222

	Losses incurred:
	Direct		$74,727	$273,207	$369,680
	Assumed		183	1,138	1,552
	Ceded		(21,201)	(34,188)	(27,685)
	Net losses incurred		$53,709	$240,157	$343,547

MGIC Investment Corporation 2017 Form 10-K | 130

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Quota share reinsurance
Each of the reinsurers under our 2017 and 2015 quota share reinsurance agreements ("2017 QSR Transaction" and "2015 QSR Transaction", respectively) and proposed 2018 quota share reinsurance agreement ("2018 QSR Transaction") has an insurer financial strength rating of A- or better by Standard and Poor's Rating Services, A.M. Best, or both.

2017 QSR Transaction. Effective January 1, 2017, this transaction provides coverage on new business written from the effective date through December 29, 2017 that meets certain eligibility requirements. The agreement cedes losses incurred and premiums on or after the effective date through December 31, 2028 at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021 for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

2015 QSR Transaction. Effective July 1, 2015, this transaction provides coverage on policies that were in the 2013 quota share reinsurance agreement ("2013 QSR Transaction"); additional qualifying in force policies as of the agreement effective date which either had no history of defaults, or where a single default had been cured for twelve or more months at the agreement effective date; and all qualifying new insurance written through December 31, 2016. Compared to the 2013 QSR Transaction, the 2015 QSR Transaction increased the amount of our IIF covered by reinsurance and the amount of premiums and losses that will be ceded. The agreement cedes losses incurred and premiums on or after the effective date through December 31, 2024, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

The structure of the 2017 and 2015 QSR Transactions are both 30% quota share agreements for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under each transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%, with higher levels of losses ceded reducing our profit commission.

2013 QSR Transaction. Effective July 1, 2015, we commuted and settled our 2013 QSR Transaction. The settlement included unearned premiums, loss reserves, and profit commission. The commutation resulted in an increase in net premiums written and earned of $69.4 million and $11.6 million, respectively, and a decrease in ceding commissions of $11.6 million in the third quarter of 2015. Receipt of our profit commission of $142.5 million, in addition to other premium and loss amounts, was also completed as part of the settlement.

2018 QSR Transaction. We have agreed to terms on a 2018 QSR Transaction with a group of unaffiliated reinsurers to manage our exposure to losses resulting from the covered mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. The GSEs have approved the terms of our proposed 2018 QSR Transaction. The 2018 QSR Transaction is expected to be executed during the first quarter of 2018 with an effective date of January 1, 2018, and will provide coverage on new business written January 1, 2018 through December 31, 2018 that meets certain eligibility requirements. Under the agreed upon terms, the 2018 QSR Transaction will cede losses incurred and premiums on or after the effective date through December 31, 2029, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021, and annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

The agreed upon structure of the 2018 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2018 QSR Transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 54%.

MGIC Investment Corporation 2017 Form 10-K | 131

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Table 9.2 provides a summary of our quota share reinsurance agreements, excluding captive agreements, for 2017, 2016 and 2015.

	Table	9.2
Quota share reinsurance			Years ended December 31,
	(In thousands)		2017	2016	2015 (3)
	Ceded premiums written, net of profit commission (1)		$120,974	$125,460	$41,233
	Ceded premiums earned, net of profit commission (1)		120,974	125,460	88,587
	Ceded losses incurred		22,336	30,201	17,484
	Ceding commissions (2)		49,321	47,629	30,816
	Profit commission		125,629	112,685	112,847

(1)	Since July 1, 2015, premiums are ceded on an earned and received basis as defined in our QSR Transactions currently in effect.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

(3)
The year ended December 31, 2015 includes the non-recurring impact of commuting our 2013 QSR Transaction (see "2013 QSR Transaction" above for additional information). The commutation had no impact on ceded losses incurred.

Under the terms of our QSR Transactions currently in effect, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The reinsurance premium due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheets.
The reinsurance recoverable on loss reserves was $39.3 million as of December 31, 2017 and $31.8 million as of December 31, 2016. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Captive reinsurance
In the past, MGIC also obtained captive reinsurance. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance. As part of our settlement with the Consumer Financial Protection Bureau ("CFPB") in 2013 and with the Minnesota Department of Commerce in 2015, MGIC has agreed to not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years subsequent to the respective settlements. In accordance with the CFPB settlement, all of our active captive arrangements were placed into run-off. In addition, the GSEs will not approve any future reinsurance or risk sharing transaction with a mortgage enterprise or an affiliate of a mortgage enterprise.

The reinsurance recoverable on loss reserves related to captive agreements was $9 million at December 31, 2017 which was supported by $80 million of trust assets, while at December 31, 2016 the reinsurance recoverable on loss reserves related to captive agreements was $19 million which was supported by $91 million of trust assets. Each captive reinsurer is required to maintain a separate trust account to support its combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trusts.

MGIC Investment Corporation 2017 Form 10-K | 132

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Note 10. Other Comprehensive Income (Loss)
The pretax components of our other comprehensive income (loss) and related income tax (expense) benefit for the years ended December 31, 2017, 2016 and 2015 are included in table 10.1 below:

	Table	10.1
Components of other comprehensive income (loss)	(In thousands)		2017	2016	2015
	Net unrealized investment gains (losses) arising during the year		$69,052	$(5,425)	$(33,718)
	Income tax (expense) benefit		(21,505)	1,776	11,738
	Valuation allowance (1)		—	—	62,383
	Net of taxes		47,547	(3,649)	40,403

	Net changes in benefit plan assets and obligations		(8,983)	(14,799)	(12,818)
	Income tax benefit		3,144	5,179	4,487
	Valuation allowance (1)		—	—	(7,383)
	Net of taxes		(5,839)	(9,620)	(15,714)

	Net changes in unrealized foreign currency translation adjustment		45	(1,463)	(5,699)
	Income tax (expense) benefit		(14)	512	2,000
	Valuation allowance (1)		—	—	(529)
	Net of taxes		31	(951)	(4,228)

	Total other comprehensive income (loss)		60,114	(21,687)	(52,235)
	Total income tax (expense) benefit, net of valuation allowance		(18,375)	7,467	72,696
	Total other comprehensive income (loss), net of tax		$41,739	$(14,220)	$20,461

(1)	See Note 12 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets in 2015.

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive loss ("AOCL") to our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 are included in table 10.2 below:

	Table	10.2
Reclassifications from AOCL	(In thousands)		2017	2016	2015
	Reclassification adjustment for net realized (losses) gains included in net income (1)		$(2,580)	$6,207	$11,693
	Income tax benefit (expense)		903	(2,050)	(4,076)
	Valuation allowance (2)		—	—	3,635
	Net of taxes		(1,677)	4,157	11,252

	Reclassification adjustment related to benefit plan assets and obligations (3)		906	1,480	2,184
	Income tax (expense)		(317)	(518)	(764)
	Valuation allowance (2)		—	—	574
	Net of taxes		589	962	1,994

	Reclassification adjustment related to foreign currency (4)		—	1,467	—
	Income tax (expense)		—	(513)	—
	Net of taxes		—	954	—

	Total reclassifications		(1,674)	9,154	13,877
	Total income tax benefit (expense), net of valuation allowance		586	(3,081)	(631)
	Total reclassifications, net of tax		$(1,088)	$6,073	$13,246

MGIC Investment Corporation 2017 Form 10-K | 133

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

(1)	(Decreases) increases Net realized investment gains on the consolidated statements of operations.

(2)	See Note 12 – “Income Taxes” for a discussion of the valuation allowance recorded against deferred tax assets in 2015.

(3)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

(4)	Increases (decreases) Other revenue on the consolidated statements of operations.

A rollforward of AOCL for the years ended December 31, 2017, 2016, and 2015, including amounts reclassified from AOCL, is included in table 10.3 below.

	Table	10.3
Rollforward of AOCL	(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total AOCL
	Balance, December 31, 2014, net of tax		$(57,551)	$(28,938)	$5,148	$(81,341)
	Other comprehensive income (loss) before reclassifications		51,655	(13,720)	(4,228)	33,707
	Less: Amounts reclassified from AOCL		11,252	1,994	—	13,246
	Balance, December 31, 2015, net of tax		(17,148)	(44,652)	920	(60,880)
	Other comprehensive income (loss) before reclassifications		508	(8,658)	3	(8,147)
	Less: Amounts reclassified from AOCL		4,157	962	954	6,073
	Balance, December 31, 2016, net of tax		(20,797)	(54,272)	(31)	(75,100)
	Other comprehensive income (loss) before reclassifications		45,870	(5,250)	31	40,651
	Less: Amounts reclassified from AOCL		(1,677)	589	—	(1,088)
	Less: Amounts reclassified for lower enacted corporate tax rate		(2,525)	12,947	—	10,422
	Balance, December 31, 2017, net of tax		$29,275	$(73,058)	$—	(43,783)

MGIC Investment Corporation 2017 Form 10-K | 134

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Note 11. Benefit Plans
We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan.  We also offer both medical and dental benefits for retired domestic employees, their eligible spouses and dependents under a postretirement benefit plan. The following tables 11.1, 11.2, and 11.3 provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2017, 2016, and 2015 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets as of December 31, 2017 and 2016.

	Table	11.1
Components of net periodic benefit cost			Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
	(in thousands)		12/31/2017	12/31/2016	12/31/2015	12/31/2017	12/31/2016	12/31/2015
	1. Company Service Cost		$9,556	$9,130	$10,256	$813	$751	$833
	2. Interest Cost		15,475	15,906	15,847	706	704	697
	3. Expected Return on Assets		(20,099)	(19,508)	(21,109)	(5,248)	(4,886)	(4,991)
	4. Other Adjustments		—	—	—	—	—	—
	Subtotal		4,932	5,528	4,994	(3,729)	(3,431)	(3,461)
	5. Amortization of:
	a. Net Transition Obligation/(Asset)		—	—	—	—	—	—
	b. Net Prior Service Cost/(Credit)		(426)	(687)	(845)	(6,649)	(6,649)	(6,649)
	c. Net Losses/(Gains)		6,169	5,856	5,485	—	—	(175)
	Total Amortization		5,743	5,169	4,640	(6,649)	(6,649)	(6,824)
	6. Net Periodic Benefit Cost		10,675	10,697	9,634	(10,378)	(10,080)	(10,285)
	7. Cost of settlements		—	1,277	3,172	—	—	—
	8. Total Expense for Year		$10,675	$11,974	$12,806	$(10,378)	$(10,080)	$(10,285)

	Table	11.2
Development of funded status			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	(in thousands)		12/31/2017	12/31/2016	12/31/2017	12/31/2016
	Actuarial Value of Benefit Obligations
	1. Measurement Date		12/31/2017	12/31/2016	12/31/2017	12/31/2016
	2. Accumulated Benefit Obligation		$411,996	$360,423	$24,716	$17,378

	Funded Status/Asset (Liability) on the Consolidated Balance Sheet
	1. Projected Benefit Obligation		$(417,770)	$(369,808)	$(24,716)	$(17,378)
	2. Plan Assets at Fair Value		401,142	360,900	85,303	70,408
	3. Funded Status - Overfunded/Asset		N/A	N/A	$60,587	$53,030
	4. Funded Status - Underfunded/Liability		(16,628)	(8,908)	N/A	N/A

	Table	11.3
Accumulated other comprehensive income (loss)			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	(in thousands)		12/31/2017	12/31/2016	12/31/2017	12/31/2016
	1. Net Actuarial (Gain)/Loss		$109,904	$103,861	$(10,234)	$(6,088)
	2. Net Prior Service Cost/(Credit)		(1,850)	(2,286)	(5,342)	(11,991)
	3. Net Transition Obligation/(Asset)		—	—	—	—
	4. Total at Year End		$108,054	$101,575	$(15,576)	$(18,079)

MGIC Investment Corporation 2017 Form 10-K | 135

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

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
Table 11.4 shows the changes in the projected benefit obligation for 2017 and 2016.

	Table	11.4
Change in projected benefit / accumulated benefit obligation			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	(in thousands)		12/31/2017	12/31/2016	12/31/2017	12/31/2016
	1. Benefit Obligation at Beginning of Year		$369,808	$349,483	$17,378	$16,423
	2. Company Service Cost		9,556	9,130	813	751
	3. Interest Cost		15,475	15,906	706	704
	4. Plan Participants' Contributions		—	—	395	408
	5. Net Actuarial (Gain)/Loss due to Assumption Changes		38,496	14,450	5,981	497
	6. Net Actuarial (Gain)/Loss due to Plan Experience		2,338	5,428	924	357
	7. Benefit Payments from Fund (1)		(17,578)	(21,831)	(1,404)	(1,678)
	8. Benefit Payments Directly by Company		(335)	(2,669)	—	—
	9. Plan Amendments		10	16	—	—
	10. Other Adjustment		—	(105)	(77)	(84)
	11. Benefit Obligation at End of Year		$417,770	$369,808	$24,716	$17,378

(1)	Includes lump sum payments of $6.3 million and $11.2 million in 2017 and 2016, respectively, from our pension plan to eligible participants, which were former employees with vested benefits.

The increase in our pension and supplemental executive retirement plans obligation in 2017 compared to 2016 was primarily due to a decrease in the discount rate used to calculate the obligation and a lower amount of benefits paid from the fund. The increase in our other postretirement plan obligation was primarily due a decrease in the discount rate used to calculate the obligation. Table 11.8 below includes the actuarial assumptions used to calculate the benefit obligations of our plans for 2017 and 2016.

Tables 11.5 and 11.6 shows the changes in the fair value of the net assets available for plan benefits, and changes in other comprehensive income (loss) during 2017 and 2016.

	Table	11.5
Change in plan assets			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	(in thousands)		12/31/2017	12/31/2016	12/31/2017	12/31/2016
	1. Fair Value of Plan Assets at Beginning of Year		$360,900	$350,107	$70,408	$65,568
	2. Company Contributions		9,435	11,369	—	—
	3. Plan Participants' Contributions		—	—	395	408
	4. Benefit Payments from Fund		(17,578)	(21,831)	(1,404)	(1,678)
	5. Benefit Payments paid directly by Company		(335)	(2,669)	—	—
	6. Actual Return on Assets		48,720	23,924	16,299	6,518
	7. Other Adjustment		—	—	(395)	(408)
	8. Fair Value of Plan Assets at End of Year		$401,142	$360,900	$85,303	$70,408

MGIC Investment Corporation 2017 Form 10-K | 136

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

	Table	11.6
Change in accumulated other comprehensive income (loss) ("AOCI")			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	(in thousands)		12/31/2017	12/31/2016	12/31/2017	12/31/2016
	1. AOCI in Prior Year		$101,575	$92,647	$(18,079)	$(23,951)
	2. Increase/(Decrease) in AOCI
	a. Recognized during year - Prior Service (Cost)/Credit		426	687	6,649	6,649
	b. Recognized during year - Net Actuarial (Losses)/Gains		(6,169)	(5,856)	—	—
	c. Occurring during year - Prior Service Cost		10	16	—	—
	d. Occurring during year - Net Actuarial Losses/(Gains)		12,212	15,358	(4,146)	(777)
	e. Occurring during year - Net Settlement Losses/(Gains)		—	(1,277)	—	—
	f. Other adjustments		—	—	—	—
	3. AOCI in Current Year		$108,054	$101,575	$(15,576)	$(18,079)

Table 11.7 shows the amount of amortization on components of net periodic benefit costs expected to be recognized during the year ending December 31, 2018.

	Table	11.7
Amortization expected to be recognized during next fiscal year ending			Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
	(In thousands)		12/31/2018	12/31/2018
	1. Amortization of Net Transition Obligation/(Asset)		$—	$—
	2. Amortization of Prior Service Cost/(Credit)		(349)	(4,104)
	3. Amortization of Net Losses/(Gains)		7,140	(183)

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

	Table	11.8
Actuarial assumptions			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
			12/31/2017	12/31/2016	12/31/2017	12/31/2016
	Weighted-Average Assumptions Used to Determine
	Benefit Obligations at year end
	1. Discount Rate		3.75%	4.30%	3.55%	3.95%
	2. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A

	Weighted-Average Assumptions Used to Determine
	Net Periodic Benefit Cost for Year
	1. Discount Rate		4.30%	4.65%	3.95%	4.30%
	2. Expected Long-term Return on Plan Assets		5.75%	5.75%	7.50%	7.50%
	3. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A

	Assumed Health Care Cost Trend Rates at year end
	1. Health Care Cost Trend Rate Assumed for Next Year		N/A	N/A	6.50%	6.50%
	2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)		N/A	N/A	5.00%	5.00%
	3. Year That the Rate Reaches the Ultimate Trend Rate		N/A	N/A	2024	2020

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

MGIC Investment Corporation 2017 Form 10-K | 137

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

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

The year-end asset allocations of the plans are shown in table 11.9 below.

	Table	11.9
Plan assets			Pension Plan		Other Postretirement Benefits
			12/31/2017	12/31/2016	12/31/2017	12/31/2016
	1. Equity Securities		21%	23%	100%	100%
	2. Debt Securities		79%	77%	—%	—%
	3. Total		100%	100%	100%	100%

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

MGIC Investment Corporation 2017 Form 10-K | 138

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Tables 11.10a and 11.10b set forth by level, within the fair value hierarchy, the pension plan assets and related accrued investment income at fair value as of December 31, 2017 and 2016. There were no securities that utilized Level 3 inputs.

	Table	11.10a
Pension plan - current year	Assets at fair value as of December 31, 2017
	(in thousands)		Level 1	Level 2	Total
	Domestic Mutual Funds		$1,006	$—	$1,006
	Corporate Bonds		—	202,840	202,840
	U.S. Government Securities		17,996	1,400	19,396
	Municipal Bonds		—	62,293	62,293
	Foreign Bonds		—	32,949	32,949
	ETFs		5,734	—	5,734
	Pooled Equity Accounts		—	76,924	76,924
	Total Assets at fair value		$24,736	$376,406	$401,142

	Table	11.10b
Pension plan - prior year	Assets at fair value as of December 31, 2016
	(in thousands)		Level 1	Level 2	Total
	Domestic Mutual Funds		$11,805	$—	$11,805
	Corporate Bonds		—	178,412	178,412
	U.S. Government Securities		6,761	354	7,115
	Municipal Bonds		—	63,492	63,492
	Foreign Bonds		—	27,917	27,917
	ETFs		5,694	—	5,694
	Pooled Equity Accounts		—	66,465	66,465
	Total Assets at fair value		$24,260	$336,640	$360,900

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

MGIC Investment Corporation 2017 Form 10-K | 139

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Tables 11.11a and 11.11b set forth the other postretirement benefits plan assets at fair value as of December 31, 2017 and 2016. All are Level 1 assets.

	Table	11.11a
Other postretirement benefits plan - current year	Assets at fair value as of December 31, 2017
	(in thousands)		Level 1	Total
	Domestic Mutual Funds		$64,489	$64,489
	International Mutual Funds		20,814	20,814
	Total Assets at fair value		$85,303	$85,303

	Table	11.11b
Other postretirement benefits plan - prior year	Assets at fair value as of December 31, 2016
	(in thousands)		Level 1	Total
	Domestic Mutual Funds		$54,426	$54,426
	International Mutual Funds		15,982	15,982
	Total Assets at fair value		$70,408	$70,408

Our postretirement plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in the Consumer Price Index by 5.75% annually

•	Achieve competitive investment results

The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio's investment objectives and the level of risk that is acceptable to obtain those objectives.  To achieve these objectives the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Equities (long only)	70%	100%
Real estate	0%	15%
Commodities	0%	10%
Fixed income/Cash	0%	10%
Given the long term nature of this portfolio and the lack of any immediate need for significant cash flow, it is anticipated that the equity investments will consist of growth stocks and will typically be at the higher end of the allocation ranges above.

Investment in international mutual funds is limited to a maximum of 30% of the equity range. The allocation as of December 31, 2017 included 3% that was primarily invested in equity securities of emerging market countries and another 21% was invested in securities of companies primarily based in Europe and the Pacific Basin.

Tables 11.12 and 11.13 show the current and estimated future contributions and benefit payments.

	Table	11.12
Company contributions			Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
	(in thousands)		12/31/2017	12/31/2017
	Company Contributions for the Year Ending:
	1. Current		$9,435	$—
	2. Current + 1		10,950	—

MGIC Investment Corporation 2017 Form 10-K | 140

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

	Table	11.13
Benefit payments - total			Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
	(in thousands)		12/31/2017	12/31/2017
	Actual Benefit Payments for the Year Ending:
	1. Current		$17,913	$1,086
	Expected Benefit Payments for the Year Ending:
	2. Current + 1		28,639	1,174
	3. Current + 2		33,127	1,368
	4. Current + 3		29,669	1,689
	5. Current + 4		31,085	1,944
	6. Current + 5		31,899	2,044
	7. Current + 6 - 10		151,512	11,914

Health care sensitivities
For measurement purposes for the other post retirement benefits plan, the increase in health care costs is estimated to be 6.5% for 2017 and 2018, decreasing to 5.0% by 2024 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefits plan. A 1 percentage point change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	Table	11.14
Health care trend rate assumption	(in thousands)		1-Percentage Point Increase	1-Percentage Point Decrease
	Effect on total service and interest cost components		$252	$(217)
	Effect on postretirement benefit obligation		3,093	(2,748)

Profit sharing and 401(k)
We have a profit sharing and 401(k) savings plan for employees.  At the discretion of the Board of Directors, we may make a contribution to the plan of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees on their before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. For employees hired after January 1, 2014, the match is 100% up to 4% contributed.  We recognized expenses related to these plans of $6.0 million, $5.9 million and $5.1 million in 2017, 2016 and 2015, respectively.

MGIC Investment Corporation 2017 Form 10-K | 141

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Note 12. Income Taxes
Net deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	Table	12.1
Deferred tax assets and liabilities	(in thousands)		2017	2016
	Total deferred tax assets		$258,663	$636,449
	Total deferred tax liabilities		(24,282)	(28,794)
	Net deferred tax asset		$234,381	$607,655

Table 12.2 includes the components of the net deferred tax asset as of December 31, 2017 and 2016.

	Table	12.2
Deferred tax components	(in thousands)		2017	2016
	Unearned premium reserves		$29,196	$40,153
	Benefit plans		(7,162)	(12,350)
	Federal net operating loss		155,839	520,812
	Loss reserves		4,994	10,883
	Unrealized (appreciation) depreciation in investments		(7,782)	11,211
	Mortgage investments		8,963	17,751
	Deferred compensation		7,265	12,517
	AMT credit carryforward		37,017	2,215
	Other, net		6,051	4,463
	Net deferred tax asset		$234,381	$607,655

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

In the third quarter of 2015, we concluded that it was more likely than not that our deferred tax assets would be fully realizable and that the valuation allowance was no longer necessary and we reversed the valuation allowance. For the year ended December 31, 2015, we reversed $161.1 million of our valuation allowance based on income from 2015. The portion of the valuation allowance reversed related to deferred tax assets that are expected to be realized in future years, totaling $747.5 million, is treated as a discrete period item and is recognized as a component of the tax provision in continuing operations in the period of reversal. Furthermore, in determining the discrete period impact from the reversal, we removed the prior period disproportionate tax effects that had arisen in other comprehensive income because of the valuation allowance. This reduced the amount of tax benefit included in net income and resulted in an allocation of tax benefit of $60.8 million to components of other comprehensive income.

MGIC Investment Corporation 2017 Form 10-K | 142

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Table 12.3 provides a rollforward of our deferred tax asset valuation allowance for the year ended December 31, 2015.

	Table	12.3
Deferred tax valuation allowance rollforward	(in millions)		For the year ended December 31, 2015
	Balance at December 31, 2014		$902.3

	Reduction in tax provision in current year		(161.1)
	Amounts recorded in other comprehensive income in the current year		6.3
	Change in valuation allowance for deferred tax assets in the current year		(154.8)

	Reduction in tax provision for amounts to be realized in future years		(686.7)
	Amounts recorded in other comprehensive income to be realized in future years		(60.8)
	Change in valuation allowance for deferred tax assets realizable in future years		(747.5)

	Balance at December 31, 2015		$—

Table 12.4 shows the effect of the change in valuation allowance on the provision for (benefit from) income taxes for the year ended December 31, 2015.

	Table	12.4
Provision for (benefit from) income taxes	(in thousands)		2015
	Provision for income taxes before valuation allowance		$163,497
	Change in valuation allowance		(161,158)
	Reversal of valuation allowance		(686,652)
	Benefit from income taxes		$(684,313)

The change in the valuation allowance that was included in other comprehensive income was a decrease $54.5 million for the year ended December 31, 2015.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $742 million of net operating loss ("NOL") carryforwards on a regular tax basis as of December 31, 2017. Any unutilized carryforwards are scheduled to expire at the end of tax years 2032 and 2033.

Table 12.5 summarizes the components of the provision for (benefit from) income taxes:

	Table	12.5
Provision for (benefit from) income taxes	(in thousands)		2017	2016	2015
	Current Federal		$73,348	$9,470	$8,067
	Deferred Federal		351,677	160,657	(686,652)
	Other		3,710	2,070	(5,728)
	Provision for (benefit from) income taxes		$428,735	$172,197	$(684,313)

Our income tax expense for 2017 reflects the remeasurement of our net deferred tax assets to reflect the lower corporate tax rate of 21% under the Tax Act, effective January 1, 2018. As a result of the lower tax rate, we have recorded a decrease to our net deferred tax assets of $133 million with a corresponding increase to our deferred income tax expense for the year ended December 31, 2017.

We paid $22.0 million, $4.5 million, and $5.4 million in federal income tax in 2017, 2016 and 2015, respectively.

MGIC Investment Corporation 2017 Form 10-K | 143

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Table 12.6 reconciles the federal statutory income tax rate to our effective tax provision (benefit) rate.

	Table	12.6
Effective tax rate reconciliation			2017	2016	2015
	Federal statutory income tax rate		35.0%	35.0%	35.0%
	Additional income tax provision related to the rate decrease included in the Tax Act		17.0%	—%	—%
	Additional income tax provision related to IRS litigation		3.7%	0.1%	0.1%
	Valuation allowance		—%	—%	(173.8)%
	Tax exempt municipal bond interest		(1.4)%	(1.9)%	(0.8)%
	Other, net		0.4%	0.3%	(0.8)%
	Effective tax provision (benefit) rate		54.7%	33.5%	(140.3)%

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

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at December 31, 2017, there would also be interest related to these matters of approximately $205.0 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of December 31, 2017, those state taxes and interest would approximate $85.8 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of December 31, 2017 is $142.8 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.

We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency and the IRS filed an answer to our petition which continued to assert their claim. The case has twice been scheduled for trial and in each instance, the parties jointly filed, and the U.S. Tax Court approved (most recently in February 2016), motions for continuance to postpone the trial date. Also in February 2016, the U.S. Tax Court approved a joint motion to consolidate for trial, briefing, and opinion, our case with similar cases of Radian Group, Inc., as successor to Enhance Financial Services Group, Inc., et al. The parties have reached agreement on all issues in the case and in the fourth quarter of 2017, the IRS submitted documentation reflecting the terms of the agreement to the Joint Committee on Taxation ("JCT") for its review, which must be performed before a settlement can be completed. There is no assurance that a settlement will be completed. Based on information that we currently have regarding the status of our ongoing dispute, we recorded a provision for additional taxes and interest of $29.0 million in 2017.

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

MGIC Investment Corporation 2017 Form 10-K | 144

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Under current guidance, when evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown in table 12.7.

	Table	12.7
Unrecognized tax benefits reconciliation	(in thousands)		2017	2016	2015
	Balance at beginning of year		$108,245	$107,120	$106,230
	Additions based on tax positions related to the current year		—	—	—
	Additions for tax positions of prior years		35,003	1,125	890
	Reductions for tax positions of prior years		(427)	—	—
	Settlements		—	—	—
	Balance at end of year		$142,821	$108,245	$107,120

The total amount of the unrecognized tax benefits related to our aforementioned REMIC issue, which would affect our effective tax rate, is $129.3 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2017, we recognized $23.1 million in interest. As of December 31, 2017 and 2016, we had $52.0 million and $28.9 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2000.  It is reasonably possible that our 2000-2007 federal tax case will be resolved, other than through litigation. If it is resolved under the basis of settlement as disclosed above, our total unrecognized tax benefits would be reduced by $142.8 million during 2018. After taking into account prior payments and the effect of available net operating loss carrybacks, any net cash outflows would approximate $55 million.

Note 13. Shareholders' Equity
Change in accounting principle
As of January 1, 2017, we adopted the updated guidance of "Improvements to Employee Share-Based Compensation Accounting." The adoption of this guidance resulted in an immaterial cumulative effect adjustment to our 2017 beginning retained earnings. For the year ending December 31, 2017, we adopted the updated guidance of "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The adoption of this guidance resulted in a $10.4 million reclassification from accumulated other comprehensive loss to retained earnings during the fourth quarter of 2017. Each of these adoptions are more fully described in Note 3 - "Significant Accounting Policies."

2017 Capital transactions
2% Notes
As described in Note 7 - "Debt" in April 2017 holders of approximately $202.5 million of the outstanding principal amount of our 2% Notes exercised their rights to convert their notes into shares of our common stock resulting in the delivery of approximately 29.1 million shares of our common stock to the holders. The transactions included the delivery of approximately 18.7 million from our treasury stock and an additional 10.4 million of newly issued shares. Shareholders' equity was increased by the carrying value of the notes at the time of conversion.

2016 Capital transactions
As described in Note 7 - "Debt," in 2016 we issued approximately 18.3 million shares of our common stock as consideration for the purchase of certain of our 2% Notes. As of December 31, 2016, we had repurchased all of the shares issued as partial consideration for our 2% Notes repurchases. The weighted average price paid for the share repurchases was $8.03, which included commissions, and the aggregate purchase amount was $147.1 million.

MGIC Investment Corporation 2017 Form 10-K | 145

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

As described in Note 7 - "Debt" the purchase of a portion of our 9% Debentures by MGIC, and corresponding elimination of the purchased 9% Debentures in consolidation, resulted in a reduction to our consolidated shareholders' equity of approximately $6.3 million as of December 31, 2016. This reduction represents the allocated portion of the consideration paid to reacquire the equity component of the 9% Debentures, net of tax. The reduction was recognized in paid-in capital and was less than the amount ascribed to paid-in capital at original issuance of the 9% Debentures.

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

Note 14. Statutory Information
Statutory Accounting Principles
The statutory financial statements of our insurance companies are presented on the basis of accounting principles prescribed, or practices permitted, by the Office of the Commissioner of Insurance of the State of Wisconsin (the "OCI"), which has adopted the National Association of Insurance Commissioners ("NAIC") Statements of Statutory Accounting Principles ("SSAP") as the basis of its statutory accounting principles. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of net unrealized holding gains or losses in shareholders' equity relating to fixed maturities and the inclusion of statutory non-admitted assets.

In addition to the typical adjustments from statutory to GAAP, mortgage insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned under SSAP and principles prescribed by the OCI, and such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For the year ended 2017, MGIC's losses incurred were 5% of net premiums earned. Changes in contingency loss reserves impact the statutory statement of operations.  Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact the GAAP statements of operations. A premium deficiency reserve that may be recorded on a GAAP basis when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves, may not be recorded on a statutory basis if the present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses. On a GAAP basis, when calculating a premium deficiency

MGIC Investment Corporation 2017 Form 10-K | 146

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

reserve policies are grouped based on how they are acquired, serviced and measured. On a statutory basis, a premium deficiency reserve is calculated on all policies in force.

The statutory net income (loss), policyholders' surplus and contingency reserve liability of the insurance subsidiaries of our holding company are show in table 14.1 below. The statutory net loss in 2015 was driven by the dissolution of an MGIC non-insurance subsidiary. The surplus amounts included in the following table are the combined policyholders' surplus of our insurance operations as utilized in our risk-to-capital calculations.

	Table	14.1
Statutory financial information of holding company insurance subsidiaries			As of and for the Years Ended December 31,
	(in thousands)		2017	2016	2015
	Statutory net income (loss)		$310,776	$106,326	$(72,767)	(1)
	Statutory policyholders' surplus		1,622,115	1,506,475	1,608,214	(1)
	Contingency reserve		1,896,701	1,360,088	826,706

(1)	The dissolution of an MGIC non-insurance subsidiary in 2015 had no impact on statutory surplus as the equity value of the investment was fully reflected in surplus as an unrealized loss prior to 2015.

The surplus contributions made to MGIC, dividends paid by MGIC, and distributions from other insurance subsidiaries to us, are shown in table 14.2 below.

	Table	14.2
Surplus contributions and dividends of insurance subsidiaries			Years Ended December 31,
	(in thousands)		2017	2016	2015
	Additions to the surplus of MGIC from parent company funds		$—	36,025	—
	Dividends paid by MGIC to the parent company		$140,000	64,000	—
	Distributions from other insurance subsidiaries to the parent company		$—	52,001	38,500

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

At December 31, 2017, MGIC’s risk-to-capital ratio was 9.5 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements and its policyholder position was $2.1 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transaction with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreement, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At December 31, 2017, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 10.5 to 1. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. A higher

MGIC Investment Corporation 2017 Form 10-K | 147

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its reinsurance affiliate, additional capital contributions to the affiliate could be needed.
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

Dividend restrictions
In 2017, MGIC paid a total of $140 million in dividends to our holding company, and we expect MGIC to continue to pay quarterly dividends. During 2016, distributions of $52 million were paid to our holding company from other insurance subsidiaries. These distributions were completed in conjunction with the transfer of risk and the final dissolution of those insurance entities during 2016. Our holding company subsequently contributed the majority of the funds to MGIC in relation to the transfer of risk. During 2015, distributions of $38.5 million were paid to our holding company from other insurance subsidiaries.

MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted, by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is reduced. For the year ended December 31, 2017, MGIC’s statutory net income was reduced by $473 million to account for the increase in contingency reserves.

Note 15. Share-based Compensation Plans
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period.  Awards under our plans generally vest over periods ranging from one to three years.

MGIC Investment Corporation 2017 Form 10-K | 148

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

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

The compensation cost that has been charged against income for share-based plans was $14.9 million, $11.4 million, and $11.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The related income tax benefit recognized for share-based plans was $5.2 million, $4.0 million, and $4.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Table 15.1 summarizes restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2017.

Table	15.1
		Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2016		$7.44	3,146,672
Granted		10.41	1,631,744
Vested		7.71	(1,409,347)
Forfeited		8.43	(68,460)
Restricted stock outstanding at December 31, 2017		$8.78	3,300,609

At December 31, 2017, the 3.3 million shares of restricted stock outstanding consisted of 2.5 million shares that are subject to performance conditions (“performance shares”) and 0.8 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2016 and 2015 was $5.66 and $9.03, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant. The total fair value of restricted stock vested during 2017, 2016 and 2015 was $15.3 million, $12.2 million, and $17.2 million, respectively.

As of December 31, 2017, there was $13.2 million of total unrecognized compensation cost related to non-vested share-based compensation agreements granted under the plans. Of this total, $9.9 million of unrecognized compensation costs relate to performance shares and $3.3 million relates to time vested shares. A portion of the unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance and service conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.5 years.

At December 31, 2017, 6.7 million shares were available for future grant under the 2015 Omnibus Incentive Plan.

MGIC Investment Corporation 2017 Form 10-K | 149

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Note 16. Leases
We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next five years. Generally, rental payments are fixed.

Table 16.1 shows minimum the future operating lease payments as of December 31, 2017.

	Table	16.1
Minimum future operating lease payments	(in thousands)		Amount
	2018		$808
	2019		823
	2020		583
	2021		48
	2022 and thereafter		—
	Total		$2,262

Total rental expense under operating leases was $2.0 million in 2017, $2.1 million in 2016, and $2.2 million in 2015.

Note 17. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2016 and 2017, curtailments reduced our average claim paid by approximately 5.5% and 5.6%, respectively.

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
Under ASC 450-20, until a liability associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. Where we have determined that a loss is probable and can be reasonably estimated we have recorded our best estimate of our probable loss. If we are not able to implement settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.
In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $285 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.

MGIC Investment Corporation 2017 Form 10-K | 150

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The related contract underwriting remedy expense for the years ended December 31, 2017, 2016, and 2015, respectively, was immaterial to our consolidated financial statements.

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

MGIC Investment Corporation 2017 Form 10-K | 151

Consolidated Financial Statements and Notes
MGIC Investment Corporation 2017 Form 10-K
Notes (continued)

Note 18. Unaudited Quarterly Financial Data

	Table:	18.1a
Unaudited quarterly financial data - current year	2017:		Quarter				Full
	(in thousands, except per share data)		First	Second	Third	Fourth	Year
	Net premiums earned		$229,103	$231,136	$237,083	$237,425	$934,747
	Investment income, net of expenses		29,477	29,716	30,402	31,276	120,871
	Realized (losses) gains		(122)	(42)	(47)	460	249
	Other revenue		2,422	2,502	2,922	2,341	10,187
	Loss incurred, net		27,619	27,339	29,747	(30,996)	53,709
	Underwriting and other expenses, net		59,304	55,292	56,146	57,042	227,784
	Loss on debt extinguishment		—	65	—	—	65
	Provision for income tax		84,159	61,994	64,440	218,142	428,735
	Net income		89,798	118,622	120,027	27,314	355,761
	Income per share (a) (b):
	Basic		0.26	0.32	0.32	0.07	0.98
	Diluted		0.24	0.31	0.32	0.07	0.95

	Table:	18.1b
Unaudited quarterly financial data - prior year	2016:		Quarter				Full
	(in thousands, except per share data)		First	Second	Third	Fourth	Year
	Net premiums earned		$221,341	$231,456	$237,376	$235,053	$925,226
	Investment income, net of expenses		27,809	27,248	27,515	28,094	110,666
	Realized gains (losses)		3,056	836	5,092	(52)	8,932
	Other revenue		6,373	3,994	3,867	3,425	17,659
	Loss incurred, net		85,012	46,590	60,897	47,658	240,157
	Underwriting and other expenses, net		56,439	49,837	53,981	56,824	217,081
	Loss on debt extinguishment		13,440	1,868	75,223	—	90,531
	Provision for income tax		34,497	56,018	27,131	54,551	172,197
	Net income		69,191	109,221	56,618	107,487	342,517
	Income per share (a) (b):
	Basic		0.20	0.32	0.16	0.31	1.00
	Diluted		0.17	0.26	0.14	0.28	0.86

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

(b)
In periods where convertible debt instruments are dilutive to earnings per share the “if-converted” method of computing diluted EPS requires an interest expense adjustment, net of tax, to net income available to shareholders. See Note 4 – “Earnings Per Share” for further discussion on our calculation of diluted EPS.

MGIC Investment Corporation 2017 Form 10-K | 152

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MGIC Investment Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGIC Investment Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 23, 2018

We have served as the Company’s auditor since 1985.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, Controls and Procedures, and Other Information
MGIC Investment Corporation 2017 Form 10-K Table of Contents

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2017, as stated in their report which appears herein.

Changes in Internal Control during the Fourth Quarter
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information.
None.

MGIC Investment Corporation 2017 Form 10-K | 155

Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, Principal Accountant Fees and Services

MGIC Investment Corporation 2017 Form 10-K

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.
This information (other than on the executive officers) will be included in our Proxy Statement for the 2018 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2017. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period. The information on the executive officers appears at the end of Part I of this Form 10-K.

Our Code of Business Conduct is available on our website (http://mtg.mgic.com) under the “Leadership & Governance; Documents” links. Written copies of our Code of Business Conduct are available to any shareholder who submits a written request to our Secretary, addressed to: MGIC Investment Corporation, Secretary, P.O. Box 488, Milwaukee, WI 53201. We intend to disclose on our website any waivers and amendments to our Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.

Item 11.
Executive Compensation.
This information will be included in our Proxy Statement for the 2018 Annual Meeting of Shareholders and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2017. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2018 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2017. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

The table below sets forth certain information, as of December 31, 2017, about the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,291,876	(1)	$—	6,728,908	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	3,291,876	(1)	$—	6,728,908	(2)

MGIC Investment Corporation 2017 Form 10-K | 156

Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, Principal Accountant Fees and Services

MGIC Investment Corporation 2017 Form 10-K

(1)
Includes 2,770,602 restricted stock units (RSUs) granted under our 2015 Omnibus Incentive Plan (the “2015 Plan”) for which shares will be issued if certain criteria are met. Of the RSUs granted under the 2015 Plan, 2,119,423 are subject to performance conditions and the remaining RSUs are subject to service conditions. Includes 495,405 RSUs granted under our 2011 Omnibus Incentive Plan (the “2011 Plan”) for which shares will be issued if certain criteria are met.  Of the RSUs granted under the 2011 Plan, 366,269 RSUs are subject to performance conditions and the remaining RSUs are subject to service conditions. Also includes 25,869 vested RSUs granted under our 2002 Stock Incentive Plan for which shares will be issued in the future.

(2)	Reflects shares available for granting. All of these shares are available under our 2015 Plan.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.
To the extent applicable, this information will be included in our Proxy Statement for the 2018 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2017. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 14.
Principal Accountant Fees and Services.
This information will be included in our Proxy Statement for the 2018 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2017. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2017 Form 10-K | 157

Exhibits and Financial Statements, Form 10-K Summary (optional)
MGIC Investment Corporation 2017 Form 10-K

PART IV

Item 15.
Exhibits and Financial Statement Schedules.

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2017 and 2016
Consolidated statements of operations for each of the three years in the period ended December 31, 2017
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2017
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2017
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2017
Notes to consolidated financial statements
Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Page
Schedule I - Summary of investments, other than investments in related parties at December 31, 2017	163
Schedule II - Condensed financial information of Registrant
Condensed balance sheets at December 31, 2017 and 2016	164
Condensed statements of operations for each of the three years in the period ended December 31, 2017	165
Condensed statements of cash flows for each of the three years in the period ended December 31, 2017	166
Supplementary notes to parent company financial statements	167
Schedule IV – Reinsurance	168

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

MGIC Investment Corporation 2017 Form 10-K | 158

Exhibits and Financial Statements, Form 10-K Summary (optional)
MGIC Investment Corporation 2017 Form 10-K

INDEX TO EXHIBITS

The agreements included as exhibits to this report are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or any of its subsidiaries or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	August 8, 2013
3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	July 28, 2017
4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	August 8, 2013
4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	July 28, 2017
4.3	Amended and Restated Rights Agreement, dated as of July 23, 2015, between MGIC Investment Corporation and Wells Fargo Bank, National Association, which includes as Exhibit A thereto the Form of Right Certificate, as Exhibit B thereto the Summary of Rights to Purchase Common Shares, and as Exhibit C thereto the Form of Representation and Request Letter.	8-A/A	4.1	July 24, 2015
4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee. [File 001-10816]	8-K	4.1	October 19, 2000
4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation. [File 001‑10816]	10-Q	4.6	May 12, 2008
4.8	Third Supplemental Indenture, dated as of August 5, 2016, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	August 5, 2016

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005
10.2.14	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2015). *	10-K	10.2.14	February 26, 2016
10.2.15	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2015). *	10-K	10.2.15	February 26, 2016
10.2.16	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2016). *	10-K	10.2.16	February 21, 2017

MGIC Investment Corporation 2017 Form 10-K | 159

Exhibits and Financial Statements, Form 10-K Summary (optional)
MGIC Investment Corporation 2017 Form 10-K

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.2.17	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2016). *	10-K	10.2.17	February 21, 2017
10.2.18	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2017).* †
10.2.19	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2017).* †
10.3	MGIC Investment Corporation 1991 Stock Incentive Plan. [File 001‑10816] *	10-K	10.7	March 29, 2000
10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K	10/3/2001	March 1, 2011
10.3.2	MGIC Investment Corporation 2011 Omnibus Incentive Plan. *	DEF 14A	App. B	March 31, 2011
10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan *	DEF 14A	App. A	March 24, 2015
10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan. [File 001‑10816] *	10-K	10.10	March 29, 2000
10.6	Executive Bonus Plan. * †
10.7	Supplemental Executive Retirement Plan. *	8-K	10.7	January 29, 2014
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K	10.8	February 27, 2015
10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. [File 001‑10816] *	10-K	10.24	March 25, 1994
10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.*	10-Q	10.27 and 10.28	August 12, 1994
10.11.1	Form of Key Executive Employment and Severance Agreement. *	10-K	10.11.1	February 27, 2015
10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement. *	10-K	10.11.2	February 27, 2015
10.12	Form of Agreement Not to Compete. *	10-K	10.12	March 1, 2013
10.16	Form of Amendment to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan. *	10-Q	10.2	May 6, 2016
12	Ratio of Earnings to Fixed Charges. †
21	Direct and Indirect Subsidiaries. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††
99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009
99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009
99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012
99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014
99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.3	May 7, 2015
99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation.	10-K	10.2.15	February 26, 2016
99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto	10-Q	99.27	May 5, 2017

MGIC Investment Corporation 2017 Form 10-K | 160

Exhibits and Financial Statements, Form 10-K Summary (optional)
MGIC Investment Corporation 2017 Form 10-K

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

Item 16.
Form 10-K Summary.
Not applicable.

MGIC Investment Corporation 2017 Form 10-K | 161

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2018.

MGIC INVESTMENT CORPORATION

/s/ Patrick Sinks
Patrick Sinks
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Patrick Sinks	/s/ Curt S. Culver
Patrick Sinks	Curt S. Culver, Director
President, Chief Executive Officer and Director

/s/ Timothy A. Holt
/s/ Timothy J. Mattke	Timothy A. Holt, Director
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer	/s/ Kenneth M. Jastrow, II
(Principal Financial Officer)	Kenneth M. Jastrow, II, Director

/s/ Julie K. Sperber	/s/ Michael E. Lehman
Julie K. Sperber	Michael E. Lehman, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Melissa B. Lora
Melissa B. Lora, Director

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni, Director	/s/ Gary A. Poliner
Gary A. Poliner, Director

/s/ Cassandra C. Carr
Cassandra C. Carr, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director

MGIC Investment Corporation 2017 Form 10-K | 162

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2017

(In thousands) Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed income:
Bonds:
United States Government and government agencies and authorities	$179,850	$178,846	$178,846
States, municipalities and political subdivisions	2,105,063	2,152,524	2,152,524
Public utilities	222,619	222,806	222,806
Asset-backed securities	4,925	4,923	4,923
Collateralized loan obligations	100,798	101,023	101,023
Mortgage-backed	490,167	479,161	479,161
All other corporate bonds	1,842,856	1,844,032	1,844,032
Total fixed income	4,946,278	4,983,315	4,983,315

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	7,223	7,246	7,246
Total equity securities	7,223	7,246	7,246

Total investments	$4,953,501	$4,990,561	$4,990,561

MGIC Investment Corporation 2017 Form 10-K | 163

MGIC INVESTMENT CORPORATION
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY

	December 31,
(In thousands)	2017	2016
ASSETS
Fixed income (amortized cost, 2017 – $195,846; 2016 – $247,396)	$194,061	$245,435
Cash and cash equivalents	22,247	37,666
Investment in subsidiaries, at equity in net assets	3,567,034	3,150,671
Accounts receivable - affiliates	1,414	780
Income taxes - current and deferred	192,570	289,703
Accrued investment income	1,941	1,749
Other assets	1,275	80
Total assets	$3,980,542	$3,726,084

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$418,560	$417,406
Convertible senior notes	—	349,461
Convertible junior subordinated debentures	389,522	389,522
Accrued interest	17,934	20,853
Total liabilities	826,016	1,177,242

Shareholders’ equity:
Common stock, (one dollar par value, shares authorized 1,000,000; shares issued 2017 – 370,567; 2016 – 359,400; outstanding 2017 – 370,567; 2016 – 340,663)	370,567	359,400
Paid-in capital	1,850,582	1,782,337
Treasury stock (shares at cost 2016 – 18,737)	—	(150,359)
Accumulated other comprehensive loss, net of tax	(43,783)	(75,100)
Retained earnings	977,160	632,564
Total shareholders’ equity	3,154,526	2,548,842
Total liabilities and shareholders’ equity	$3,980,542	$3,726,084
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2017 Form 10-K | 164

MGIC INVESTMENT CORPORATION
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY

	Years Ended December 31,
(In thousands)	2017	2016	2015
Revenues:
Investment income, net of expenses	$3,177	$3,807	$7,586
Net realized investment (losses) gains	(13)	646	357
Total revenues	3,164	4,453	7,943

Expenses:
Operating expenses	642	1,409	582
Interest expense	65,972	64,598	68,932
Loss on debt extinguishment	65	82,234	507
Total expenses	66,679	148,241	70,021
Loss before tax	(63,515)	(143,788)	(62,078)
Provision for (benefit from) income taxes	95,517	(52,575)	(125,487)
Equity in net income of subsidiaries	514,793	433,730	1,108,591
Net income	355,761	342,517	1,172,000
Other comprehensive income (loss), net of tax	41,739	(14,220)	20,461
Comprehensive income	$397,500	$328,297	$1,192,461
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2017 Form 10-K | 165

MGIC INVESTMENT CORPORATION
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY

	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$355,761	$342,517	$1,172,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(514,793)	(433,730)	(1,108,591)
Dividends received from subsidiaries	110,145	64,000	6,500
Deferred tax benefit	96,741	(55,988)	(125,532)
Loss on debt extinguishment	65	82,234	507
Other	18,716	16,722	31,701
Change in certain assets and liabilities:
Accounts receivable - affiliates	(634)	158	(626)
Income taxes receivable	297	3,602	(8,308)
Accrued investment income	(192)	1,951	(265)
Accrued interest	(2,819)	6,811	(652)
Net cash provided by (used in) operating activities	63,287	28,277	(33,266)
Cash flows from investing activities:
Capital distributions from subsidiaries	—	51,987	32,000
Capital contributions to subsidiaries	—	(36,025)	—
Purchase of fixed income	(97,091)	(194,751)	(295,010)
Sale of fixed income	176,960	330,142	386,385
Net cash provided by investing activities	79,869	151,353	123,375
Cash flows from financing activities:
Proceeds from revolving credit facility	150,000	—	—
Repayment of revolving credit facility	(150,000)	—	—
Net proceeds from issuance of long-term debt	—	418,094	—
Repayment of long-term debt	—	—	(61,953)
Repurchase of convertible senior notes	(150,124)	(426,191)	(12,004)
Repurchase of common stock	—	(147,127)	—
Payment of debt issuance costs	(1,630)	(1,127)	—
Payment of withholding taxes related to share-based compensation net share settlement	(6,821)	(5,030)	(7,242)
Net cash used in financing activities	(158,575)	(161,381)	(81,199)
Net (decrease) increase in cash and cash equivalents	(15,419)	18,249	8,910
Cash and cash equivalents at beginning of year	37,666	19,417	10,507
Cash and cash equivalents at end of year	$22,247	$37,666	$19,417
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2017 Form 10-K | 166

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

The payment of dividends from our insurance subsidiaries is the principal source of cash inflow for MGIC Investment Corporation, our holding company, other than investment income and raising capital in the public markets. The payment of dividends by our insurance subsidiaries is restricted by insurance regulation as discussed above. MGIC is the principal source of dividend-paying capacity and, in 2017, it paid a total of $140 million in dividends in cash and securities to our holding company, and we expect MGIC to continue to pay quarterly dividends. During 2016, MGIC paid a total of $64 million in dividends to our holding company and distributions of $52 million were paid to our holding company from other insurance subsidiaries. These distributions were completed in conjunction with the transfer of risk and the final dissolution of those insurance entities during 2016. Our holding company subsequently contributed the majority of the funds, approximately $36 million, to MGIC in relation to the transfer of risk. During 2015, distributions of $38.5 million, which includes dividends of $6.5 million, were paid to the holding company from other insurance subsidiaries. No contributions were made to our insurance subsidiaries in 2017 or 2015.

Note C

The senior notes and convertible junior subordinated debentures ("9% Debentures"), discussed in Note 7 – “Debt” to our consolidated financial statements, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. In February 2016, MGIC purchased $132.7 million in aggregate principal of the 9% Debentures. The details of this transaction are discussed in Note 7 – “Debt” to our consolidated financial statements. The 9% Debentures owned by MGIC remain obligations of our holding company. The carrying amount outstanding of the 9% Debentures of $389.5 million is reported on the Parent Company only condensed balance sheet. For GAAP accounting purposes, the 9% Debentures owned by MGIC are eliminated in our consolidated financial statements.

MGIC Investment Corporation 2017 Form 10-K | 167

MGIC INVESTMENT CORPORATION
SCHEDULE IV — REINSURANCE
MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2017	$1,059,973	$125,735	$509	$934,747	0.1%
2016	1,058,545	133,981	662	925,226	0.1%
2015	997,892	102,848	1,178	896,222	0.1%

MGIC Investment Corporation 2017 Form 10-K | 168