Form 10-K/A
period 2017-12-31
MGIC INVESTMENT CORP
filed 2018-04-30
CIK 876437

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of April 16, 2018: 371,347,632.

EXPLANATORY NOTE

On February 23, 2018, we filed our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing indicated that the information required by Part III of Form 10-K would be incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, provided such Proxy Statement was filed within 120 days after December 31, 2017. Such Proxy Statement will not be filed within 120 days after December 31, 2017; therefore, this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.
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

TABLE OF CONTENTS
		Page No.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	5
Item 11.	Executive Compensation.	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	42
Item 14.	Principal Accountant Fees and Services.	43
PART IV
Item 15.	Exhibits.	43
SIGNATURES		44

EX-31.3
EX-31.4

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Each nominee listed below is a director of the Company who, with the exception of Ms. Lora, was previously elected by our shareholders. Historically, the Board has consisted of 11 directors. In October 2016, an independent director left the Board to reduce his outside time commitments, which reduced the number of directors to 10. Ms. Lora was brought to the attention of the Board by an independent director. In addition to her qualifications discussed in her biography below, she further enhances the Board's gender diversity. In evaluating incumbent directors for renomination to the Board, the Management Development, Nominating and Governance Committee has considered a variety of factors. These include the Board membership criteria described in our Corporate Governance Guidelines (found on our website (http://mtg.mgic.com) under the “Leadership & Governance; Documents” links) and past performance on the Board based on any feedback from other Board members.

Information about our directors who are standing for election at our 2018 Annual Meeting of Shareholders appears below. The biographical information about our directors is as of April 20, 2018, and for each director includes a discussion about the skills and qualifications that the Board has determined support the director’s continued service on the Board.

Daniel A. Arrigoni, age 67, has been a director since 2013 and serves on the Audit Committee and the Risk Management Committee. Mr. Arrigoni was President and Chief Executive Officer of U.S. Bank Home Mortgage Corp., one of the largest originators and servicers of home loans in the U.S., until his retirement in 2013. Prior to his retirement, Mr. Arrigoni also served as an Executive Vice President of U.S. Bank, N.A. Mr. Arrigoni led the mortgage company for U.S. Bank and its predecessor companies since 1996. Mr. Arrigoni has over 40 years of experience in the home mortgage and banking industries.

Mr. Arrigoni brings to the Board a broad understanding of the mortgage business and its regulatory environment, skill in assessing and managing credit risk, and significant finance experience, each gained from his many years of executive management in the home mortgage and banking industries.

Cassandra C. Carr, age 73, has been a director since 2013 and serves on the Management Development, Nominating & Governance Committee and the Risk Management Committee. Ms. Carr is a consultant. She was Global Vice Chair of Talent at Hill+Knowlton Strategies before leaving in 2012, and spent nine years as a Senior Advisor for Public Strategies, Inc., both of which firms provide public relations services. Prior to joining Public Strategies, Ms. Carr held various senior-level positions, including Senior Executive Vice President – External Affairs, Senior Vice President – Human Resources, and Senior Vice President – Finance and Treasurer, with SBC Communications, Inc., which during her tenure became one of the world’s largest telecommunications companies.

Ms. Carr brings to the Board significant strategic planning, regulatory and public relations consulting and executive management experience, as well as financial management experience with a public company.

C. Edward Chaplin, age 61, has been a director since 2014 and serves on the Risk Management Committee and the Securities Investment Committee. Mr. Chaplin was President and Chief Financial Officer at MBIA Inc., a provider of financial guarantee insurance and the largest municipal bond-only insurer, from 2008 until March 2016, and remained with MBIA as Executive Vice President until his January 1, 2017 retirement. He served as a member of MBIA’s Board of Directors from 2003 until 2006, when he left to become Chief Financial Officer of that company. Prior to joining MBIA, Mr. Chaplin was Senior Vice President and Treasurer of Prudential Financial Inc., a firm he joined in 1983 and for which he held various senior management positions, including Regional Vice President of Prudential Mortgage Capital Company. Mr. Chaplin also serves on the Board of Brighthouse Financial, Inc., a provider of life insurance and annuity products in the U.S.

Mr. Chaplin brings to the Board a deep understanding of the insurance and real estate industries, management and leadership skills, and financial expertise.

Curt S. Culver, age 65, has been a director since 1999 and serves on the Executive Committee. Mr. Culver was our Chairman of the Board from 2005 until his retirement as our Chief Executive Officer in 2015. He is currently our non-executive Chairman of the Board. He was our Chief Executive Officer from 2000 and was the Chief Executive Officer of Mortgage Guaranty Insurance Corporation (“MGIC”)

from 1999, in both cases until his retirement, and he held senior executive positions with us and MGIC for more than five years before he became Chief Executive Officer. He is also a director of Wisconsin Energy Corporation and its subsidiary Wisconsin Electric Power Company.

Mr. Culver brings to the Board extensive knowledge of our business and operations and a long-term perspective on our strategy.

Timothy A. Holt, age 65, has been a director since 2012 and serves on the Audit Committee and the Securities Investment Committee (as its Chairman). Mr. Holt was an executive committee member and Senior Vice President and Chief Investment Officer of Aetna, Inc., a diversified health care benefits company, when he retired in 2008 after 30 years of service. From 2004 through 2007, he also served as Chief Enterprise Risk Officer of Aetna. Prior to being named Chief Investment Officer in 1997, Mr. Holt held various senior management positions with Aetna, including Chief Financial Officer of Aetna Retirement Services and Vice President, Finance and Treasurer of Aetna. Mr. Holt also serves as a director of Virtus Investment Partners, Inc. From January 2014 to February 2017, he served as a director of StanCorp Financial Group, Inc., which was a publicly-traded insurance products company until it was acquired in March 2016.

Mr. Holt brings to the Board investment expertise, skill in assessing and managing investment and credit risk, broad-based experience in a number of areas relevant to our business, including insurance, and senior executive experience gained at a major public insurance company.

Kenneth M. Jastrow, II, age 71, has been a director since 1994. He serves as our Lead Director and he serves on the Executive Committee and the Management Development, Nominating & Governance Committee. He is a corporate director and private investor. During 2007-2015, Mr. Jastrow served as a non-executive Chairman of the Board of Forestar Group Inc., which engaged in various real estate and natural resource businesses. During 2000-2007, Mr. Jastrow served as Chairman and Chief Executive Officer of Temple-Inland Inc., a paper and forest products company, which during Mr. Jastrow’s tenure also had interests in real estate and financial services. Mr. Jastrow is also a director of KB Home and Genesis Energy, LLC, the general partner of Genesis Energy, LP, a publicly-traded master limited partnership.

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

Michael E. Lehman, age 67, has been a director since 2001 and serves on the Audit Committee (as its Chairman) and the Management Development, Nominating & Governance Committee. Mr. Lehman has served the University of Wisconsin in various capacities since March 2016, most recently as Interim Vice Provost for Information Technology and Chief Information Officer and Special Advisor to the Chancellor, and previously as Interim Vice Chancellor for Finance and Administration. He was the Interim Chief Financial Officer at Ciber Inc., a global information technology company (2013-2014); Chief Financial Officer of Arista Networks, a cloud networking firm (2012-2013); and Chief Financial Officer of Palo Alto Networks, a network security firm (2010-2012). Earlier in his career, he was the Executive Vice President and Chief Financial Officer of Sun Microsystems, Inc., a provider of computer systems and professional support services. During the past five years, Mr. Lehman also served as a director of Solera Holdings, Inc., until it was acquired by a private company.

Mr. Lehman brings to the Board financial and accounting knowledge gained through his service as chief financial officer of a large, multinational public company, skills in addressing the range of financial issues facing a large company with complex operations, senior executive and operational experience, and leadership skills.

Melissa B. Lora, age 55, has been a director since 2017 and serves on the Audit Committee and the Risk Management Committee. Ms. Lora, since 2013, has been President of Taco Bell International, a segment of Taco Bell Corp., which is a division of Yum! Brands, Inc., one of the world’s largest restaurant companies. Ms. Lora will be retiring from Taco Bell Corp. in the summer of 2018. Ms. Lora served in various roles at Taco Bell Corp., including Global Chief Financial and Development Officer (2012-2013), Chief Financial and Development Officer (2006-2012) and Chief Financial Officer (2001-2006). Ms. Lora also serves as Lead Independent Director for KB Home.

Ms. Lora brings to the Board substantial executive management experience, including in financial and marketing matters.

Gary A. Poliner, age 64, has been a director since 2013 and serves on the Risk Management Committee (as its Chairman), the Audit Committee and the Securities Investment Committee. Mr. Poliner was President of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), the nation’s largest direct provider of individual life insurance, and a member of its Board of Trustees, until his retirement from that company in June 2013, after more than 35 years of service. He was named President of Northwestern Mutual in

2010. Mr. Poliner also held various other senior-level positions at Northwestern Mutual, including Chief Financial Officer (2001-2008) and Chief Risk Officer (2009-2012). During a portion of 2016, Mr. Poliner served as a consultant for the Janus Funds and since June 2016, he has served as an Independent Trustee of the Janus Funds (58 funds).

Mr. Poliner brings to the Board a breadth of executive management experience in the insurance business, including risk management, and financial and insurance regulatory expertise.

Patrick Sinks, age 61, has been a director since 2014 and serves on the Executive Committee (as its Chairman). Mr. Sinks has been our Chief Executive Officer since 2015. He has served as our President and Chief Operating Officer since 2006, and held senior executive positions with MGIC for more than five years before then.

Mr. Sinks brings to the Board extensive knowledge of our industry, business and operations, a long-term perspective on our strategy and the ability to lead our Company as the mortgage finance system and the mortgage insurance industry evolve.

Mark M. Zandi, age 58, has been a director since 2010 and serves on the Risk Management Committee. Dr. Zandi, since 2007, has been Chief Economist of Moody’s Analytics, Inc., where he directs economic research. Moody’s Analytics is a leading provider of economic research, data and analytical tools. It is a subsidiary of Moody’s Corporation that is separately managed from Moody’s Investors Service, the rating agency subsidiary of Moody’s Corporation. Dr. Zandi is a trusted adviser to policymakers and an influential source of economic analysis for businesses, journalists and the public and he frequently testifies before Congress on economic matters.

Dr. Zandi, with his economics and residential real estate industry expertise, brings to the Board a deep understanding of the economic factors that shape our industry. In addition, Dr. Zandi has expertise in the legislative and regulatory processes relevant to our business.

EXECUTIVE OFFICERS

Information required by this Item regarding Executive Officers was included in Part I to our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

CORPORATE GOVERNANCE AND BOARD MATTERS

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors to file reports of their beneficial ownership of our stock and changes in stock ownership with the SEC. Based in part on statements by the directors and executive officers, we believe that all Section 16(a) forms were timely filed by our directors and executive officers in 2017.

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

Our Code of Business Conduct is available on our website (http://mtg.mgic.com) under the “Leadership & Governance; Documents” links. Written copies of this document are available to any shareholder who submits a written request to our Secretary. We intend to disclose on our website any waivers from, or amendments to, our Code of Business Conduct that are subject to disclosure under applicable rules and regulations.

Audit Committee

Our Board has an Audit Committee, all of whose members meet the heightened independence criteria that apply to Audit Committee members under SEC and NYSE rules. The Board has determined that Messrs. Holt and Lehman and Ms. Lora are “audit committee financial experts” as defined in SEC rules.

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

EXECUTIVE SUMMARY

thxKey Takeaways

Our 2017 financial and business performance was outstanding

•	Adjusted net operating income per diluted share for 2017 was $1.36, up 37% from 2016 ($0.99), with adjusted net operating income of $517.7 million, up 31% from 2016 ($396.3 million).(1)

Adjusted Net Operating Income
per Diluted Share(1)

New Insurance Written(2)

(1)    Adjusted net operating income and adjusted net operating income per diluted share are non-GAAP measures of performance. For a description of how we calculate these measures and for a reconciliation of these measures to their nearest comparable GAAP measures, see Appendix B.

(2) New insurance written refers to direct new insurance written (before the effects of reinsurance).

•	Our book of flow insurance in force, the principal source of our future revenue, grew by more than 8% in 2017.
•	Capital transactions contributed to the decrease in our long-term debt to shareholders' equity ratio, to 26.5% as of December 31, 2017, from 46.7% as of December 31, 2016.

The 2017 incentive compensation we awarded is aligned with the interests of shareholders

•	Our NEOs' 2017 bonuses depended on performance against ten performance metrics, with over 40% dependent on the extent to which we achieved EPS and ROE goals.
°
As noted above, our 2017 adjusted net operating income per diluted share was 37% more than 2016 ($1.36 vs. $0.99). The Tax Act resulted in a $133 million charge to earnings in 2017 due to our remeasuring our deferred tax assets to reflect the lower rates. Adjusted net operating income excludes the effect of the remeasurement as do the EPS and ROE metrics for our bonus plan. We present these comparisons on an adjusted net operating income per diluted share basis to highlight the increase in our core financial performance.

°
Our 2017 ROE of 12.5%, as calculated by Bloomberg, was at the 81st percentile of our Benchmarking Peer Group. (Bloomberg calculates ROE by dividing GAAP net income by average equity outstanding). Our 2017 ROE, calculated using our definition of adjusted net operating income for us and each company in our Benchmarking Peer Group, was at the 92nd percentile.

•
Full vesting for all of the 2017 long-term equity awards to our CEO and EVPs requires 13.5% compound annual growth in adjusted book value per share. Adjusted book value per share will be computed as if the Tax Act had not reduced the corporate tax rate from 35% to 21%. Adjusted book value per share is a non-GAAP financial measure. For a description of how we calculate this measure and for a reconciliation of this measure to its nearest comparable GAAP measure, see Appendix B to this CD&A.

In 2017 and 2018, we further aligned compensation with the interests of shareholders

•	Our 2017 equity awards to our CEO and EVPs were changed to:
	°	Establish three-year cliff vesting,
	°	Reduce by 12% the number of annual equity award shares due to a sustained increase in our stock price, and
	°	Tie vesting solely to achievement of a performance goal relating to increased book value per share.
For more information about these changes, see "— Components of our Executive Compensation Program — 2017 Long-Term Equity Awards," page 14.
•	We increased our stock ownership guidelines in 2017. See "— Other Aspects of our Executive Compensation Program — Stock Ownership Guidelines," page 22.
•
We reduced the number of metrics to determine the 2018 bonuses, to five from the ten used in 2017. Feedback from an advisor to several of our shareholders suggested that ten metrics was a relatively large number that added complexity to the program and had the possibility of insulating pay from poor performance in any single metric.

Shareholder Outreach and Consideration of Last Year’s “Say on Pay” Vote

During 2017, we continued our shareholder outreach efforts, as shown in the chart to the right. We value the views of our shareholders and intend to continue to engage and solicit their feedback.

At the 2016 and 2017 Annual Meetings, 99% of the Say on Pay votes cast were in support of the compensation of our NEOs. The Committee views this voting result as confirmation of overwhelming shareholder support of our executive compensation program.

Compensation-Related Corporate Governance Policies and Best Practices

We have many compensation-related governance policies and best practices that we believe align our executive compensation with long-term shareholder interests:

Stock Ownership. In early 2017, the Committee changed the stock ownership guidelines for NEOs to be stock valued at six times base salary for our CEO and three times base salary for the other NEOs. At the time the Committee changed our stock ownership guidelines, our Benchmarking Peers had guidelines for their CEOs ranging from five to seven times base salary.

Equity Holding Post-Vesting. Our NEOs and other executive officers are required to hold, for one year after vesting, the lower of 25% of shares that vest under equity awards and 50% of the shares that were received by the officer after taking account of shares withheld to cover taxes. Apart from what is required, we have had a culture of stock retention by senior executives. Excluding shares withheld from equity awards for income tax withholding, the last time any of our current or past NEOs sold our stock while an NEO was more than 12 years ago.

No Hedging, Pledging or 10b5-1 Plans. Our policies prohibit directors, NEOs and other executive officers from entering into hedging transactions referencing the Company’s equity securities, holding Company securities in a margin account, or pledging Company securities as collateral for a loan. They also prohibit the use by those individuals of plans created pursuant to Rule 10b5-1 of the Securities Exchange Act which may otherwise have allowed such persons to transact in our securities while in possession of material undisclosed information.

High Percentage of Performance-Based Compensation. 85% of our CEO’s 2017 TDC is tied to achievement of pre‑set performance goals.

Limited Perquisites. Our NEO perks are very modest, ranging between approximately $800 and $4,800 in 2017.

Effective Use of Equity Compensation with Low Burn Rate and Dilution. The total equity awards granted to all participants under our 2015 Omnibus Incentive Plan in each of January 2017 and January 2018 were less than 0.5% of our outstanding shares at the prior December 31. In October 2017, the Compensation Consultant provided a report indicating that the Company had the lowest dilution from outstanding awards among all companies in the Benchmarking Peer Group (calculated as average of 2014-2016 shares granted as a percentage of weighted average total shares outstanding). Based on a “burn rate” methodology that uses the average of the total awards granted (adjusted depending on the volatility of the price of the underlying stock, which for us increases the calculated "burn rate") during each of the last three completed years and the weighted average number of shares outstanding during each such year, our three-year average annual “burn rate” for 2015-2017 would be approximately 1.2%.

Limited Change in Control Benefits:

•	“Double trigger” is required for any benefits to be paid (equity awards will not vest upon a change in control if the Committee determines that the awards will be assumed or replaced);

•	Cash severance does not exceed 2 times base salary plus bonus plus retirement plan accrual; and

•	There is no excise tax gross-up provision.

Employment Agreements. None; only the limited provisions referred to above that are effective after a change in control.

“Clawback” Policy. Our “clawback” policy applies to cash incentive compensation as well as equity award compensation received by our NEOs and other executive officers.

Compensation Consultant Performs No Services for Us. The Compensation Consultant is retained by the Committee and performs no services for the Company.

Compensation Risk Evaluation. Annually, the Committee reviews an executive compensation risk evaluation by management designed to ensure that our compensation programs do not motivate excessive risk-taking and are not reasonably likely to have a material adverse effect on the Company.

Omnibus Incentive Plan. Our 2015 Omnibus Incentive Plan, approved by shareholders, contains the following provisions:

•	No granting of stock options with an exercise price less than the fair market value of the Company’s common stock on the date of grant;

•	No re-pricing (reduction in exercise price) of stock options;

•	No cash buy-outs of underwater stock options;

•	No inclusion of reload provisions in any stock option grant;

•	No payment of dividends on performance shares before they are vested;

•	No single trigger vesting of awards upon a change in control in which the awards are assumed or replaced;

•	No recycling of shares withheld for tax purposes upon vesting;

•	No granting of more than 5% of the awards under the plan with a vesting period of less than one year; and

•	No Committee discretion to accelerate vesting of awards, except under certain limited instances like death and disability.

OBJECTIVES OF OUR EXECUTIVE COMPENSATION PROGRAM

In setting compensation, the Committee focuses on TDC. The objectives of our executive compensation program are to:

•	Attract and retain high-quality executives. We want a competitive pay opportunity in the sense that:

◦	our base salaries are on average around the median of our Benchmarking Peers over a several year time horizon, and

◦	our bonus and long-term equity awards, when performance is strong, move TDC above the market median to reflect that strong performance.

•	Align executive compensation with long-term shareholder interests. We aim to achieve a close alignment between compensation and long-term shareholder interests by:

◦	linking compensation to Company and executive performance; and

◦	paying a substantial portion of TDC in:

▪	bonuses based on specific goals that align payouts with Company performance, and

▪	long-term equity awards whose vesting is based on three-year goals that align payouts with Company performance and whose value directly reflects our stock price.

•	Limit perquisites. We provide only minimal perks for our executive officers.

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

The Committee also supports the Board’s role in overseeing the risks facing the Company, as described in more detail above under “Committee Membership and Meetings — Board Oversight of Risk.”

The Committee is supported in its work by our Chief Executive Officer, our Chief Human Resources Officer, our General Counsel and the Committee’s Compensation Consultant, as described below. Our Chairman of the Board, who was previously our CEO but now is not a member of our management, regularly participates in meetings of the Committee.

Role of the Compensation Consultant

The Committee has retained FW Cook & Co., a nationally recognized executive compensation consulting firm, to advise it. While our Chief Human Resources Officer coordinates its assignments, the Compensation Consultant reports directly to the Committee; the Committee retains authority to approve the compensation of the Compensation Consultant, determine the nature and scope of its services and evaluate its performance. The Compensation Consultant provides no services to the Company. The Committee may replace the Compensation Consultant or hire additional consultants at any time. A representative of the Compensation Consultant attends meetings of the Committee, as requested.

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

The Compensation Consultant's work for the Committee during 2017 and early 2018 included:

•	Providing an evaluation of NEO compensation compared to Benchmarking Peers;

•	Providing advice about the annual bonus plan, including the goals and target performance incorporated into the formula that is used to determine payouts;

•	Providing advice about the long-term equity incentive program, including the level of awards granted under the program and the vesting provisions;

•	Providing advice regarding “best practice” compensation practices, such as stock retention guidelines;

•	Reviewing the 2016 Peer Group and provided advice regarding the addition of four peers to the group in 2017;

•	Performing simulations of the concern level output of the quantitative pay-for-performance model of a leading proxy governance firm using our CEO’s compensation and our TSR as inputs;

•	Reviewing drafts and commenting on the CD&A and related compensation tables for the Proxy Statement; and

•	Providing an evaluation of compensation for the non-employee directors compared to market, and providing advice about possible revisions to the director compensation program.

The Committee has assessed the independence of the Compensation Consultant pursuant to SEC and New York Stock Exchange rules and concluded that its work for the Committee does not raise any conflict of interest.

Role of Officers

While the Committee is ultimately responsible for making all compensation decisions affecting our NEOs, our CEO participates in the process because the Committee views his input as necessary given his close day-to-day association with the other NEOs and his knowledge of our operations. Among other things, our CEO makes recommendations on the components of compensation for the NEOs, other than himself. Our CEO does not participate in the portions of Committee meetings regarding the review of his own performance or the determination of the amounts of his compensation or when the Committee members meet among themselves.

Our Chief Human Resources Officer and our General Counsel also participate in the Committee’s compensation process. Our Chief Human Resources Officer is responsible for coordinating the work of the Compensation Consultant for the Committee and the annual preparation of an executive compensation risk evaluation. He maintains knowledge of executive compensation trends, practices, rules and regulations and works with our General Counsel on related legal and tax compliance matters as well as on other matters related to executive compensation. The Committee receives information from management that includes: detailed breakdowns of the compensation of the NEOs; the amount, if any, that our NEOs realized during the period they were NEOs from sales of stock received upon vesting of equity awards; the total amount of stock and RSUs held by each NEO; and the other compensation information disclosed in the Proxy Statement.

BENCHMARKING

To provide the Committee with a framework for evaluating compensation levels for our NEOs against market practices, the Compensation Consultant periodically prepares reports analyzing compensation data for our Benchmarking Peers. In addition, each year we provide the Committee with information regarding market trends and expected executive base salary changes for the coming year. The compensation surveys that we reviewed and, with the concurrence of the Compensation Consultant, summarized in the aggregate for the Committee in connection with establishing base salaries for 2017 were published by AON Hewitt, Mercer Consulting, Willis Towers Watson and World at Work.

We added companies to our Peer Group in 2017

The U.S. mortgage insurance industry has only six public companies. Therefore, the Committee has found it necessary to include companies from outside the mortgage insurance industry when constructing our group of Benchmarking Peers. Historically, surety and title insurers have been included because, like mortgage insurers, they have significant exposure to the residential real estate market.

While shareholders have not expressed concern with our Benchmarking Peer Group during our engagements, the Committee periodically reviews the composition of the group. In March 2017, the Committee added four companies to the group for several reasons, including the following:

•
Size of the Group. Due to the limited number of public companies in the mortgage, surety and title insurance industries, our 2016 Peer Group of ten companies has been smaller than the peer groups of most other companies. In addition, the number was expected to decrease as one of the Benchmarking Peers had agreed to be acquired by a non-public company, and two of the other Benchmarking Peers have significantly decreased in size since 2008 as a result of the financial crisis. Because of the relatively small peer group size and the prospect of it becoming smaller, the Committee chose to increase the size of our peer group.

•
Composition of the Group. As noted above, our 2016 Peer Group has previously been composed of companies in the mortgage, surety and title insurance industries. However, recent talent acquisition has been from outside those industries; one of our NEOs and several of the officers we have most recently hired joined us from banking and mortgage finance companies. Therefore, the Committee determined that those industries should be represented in our peer group. In determining the companies to be added to our peer group, the Committee also considered which companies chose us as a peer; three of the four companies added chose us as a peer.

Why the selected peers are appropriate for benchmarking purposes

Our Benchmarking Peer Group, including an identification of the companies added for 2017, is shown below. We believe these companies are appropriate for benchmarking our executive compensation for the reasons shown in the table below.

	Mortgage Insurer - Direct Competitor(1)	Significant Exposure to Residential Real Estate Market	Industry in which we Compete for Talent	Chose us as a Peer	Business
MGIC 2017 Peer Group
MGIC 2016 Peer Group
Ambac Financial Group, Inc.		X	X	X	Financial Guaranty Insurer
Arch Capital Group Ltd.	X	X	X		Includes Mortgage Insurer
Assured Guaranty Ltd.		X	X	X	Financial Guaranty Insurer
Essent Group Ltd.	X	X	X	X	Mortgage Insurer
Fidelity National Financial Inc.		X	X		Title Ins & Other R.E. Services
First American Fin'l Corp.		X	X		Title Ins & Other R.E. Services
Genworth Financial Inc.	X	X	X	X	Includes Mortgage Insurer
MBIA Inc.		X	X	X	Financial Guaranty Insurer
NMI Holdings Inc.	X	X	X	X	Mortgage Insurer
Radian Group Inc.	X	X	X	X	Mortgage Insurer
Flagstar Bancorp Inc.		X	X		Mortgage Orig & Svg; Banking
Ocwen Financial Corp.		X	X	X	Mortgage Svg & Lending
PennyMac Fin'l Services Inc.		X	X	X	Mortgage Svg & Lending
PHH Corporation		X	X	X	Mortgage Svg & Lending

(1)	Parent companies of direct competitors whose overall results are principally or significantly impacted by these competitors.

As shown in the table below, we are reasonably comparable in terms of revenues, market capitalization and CEO compensation to the companies in our Benchmarking Peer Group.

MGIC Percentile Rank Versus Peer Group
2017 Revenue	41st
12/31/17 Market Capitalization	80th
2017 CEO TDC	44th
1-Year TSR (Period ended 12/31/17)	76th
3-Year TSR (Period ended 12/31/17)	61st
5-Year TSR (Period ended 12/31/17)	100th

COMPONENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

Each of the components of our executive compensation is discussed below. To meet our objective of aligning compensation and shareholder interests, our executive compensation program includes an annual bonus program that is tied to Company performance, and long-term equity awards whose vesting is based on Company performance and whose ultimate value reflects our stock price. As shown in the charts below, a large percentage of our CEO's TDC is at-risk through the annual bonus and long-term equity awards.

CEO 2017 Pay Mix (% of TDC)
At-Risk Performance-Based Pay: 84.5%

Base Salary

Our general philosophy is to target base salary range midpoints for our executive officers near the median levels of their Benchmarking Peer Group counterparts. In addition to reviewing market competitiveness, in considering any change to our CEO’s compensation, including base salary, the Committee takes into account its evaluation of his performance, based in part on a CEO evaluation survey completed by each non-management director. Subjects covered by the evaluation include financial results, leadership, strategic planning, succession planning, external relationships and communications and relations with the Board. Base salary changes for our other NEOs are recommended to the Committee by the CEO based on his evaluation of each NEO’s performance and the base salary surveys referred to under “Benchmarking” above. The Committee approves changes in salaries for NEOs after taking into account the CEO’s recommendations and the Committee's independent judgment regarding the officer gained through the Committee’s and the Board’s general contact with them.

In early April 2017, each NEO received a merit salary increase of approximately 3%. (The portion of Mr. Lane's base salary attributable to a 2010 retention arrangement is not considered in determining his increase.)

Annual Bonus

Background Considerations. In each of 2017 and 2016, we experienced large one-time expenses, including an additional $133 million tax provision in 2017 as a result of the enactment of the Tax Act. Because of the non-recurring nature of these items, we believe a benchmark of net operating income (including per diluted share) should be used to analyze our 2017 and 2016 actual results. Net operating income excludes this additional tax provision and other items that are generally viewed by securities analysts that follow us as not relevant to their analysis of our performance. Our adjusted net operating income per diluted share was $1.36 in 2017, compared to $0.99 in 2016, a 37% increase; our net operating income was $517.7 million in 2017, compared to $396.3 million in 2016, a 31% increase. Net operating income (including per diluted share) is a non-GAAP measure of performance. For a reconciliation of this measure to its nearest comparable GAAP measure, see Appendix B to this CD&A.

The structure of our current bonus program, which has financial goals and business objectives, was initially adopted for our 2015 fiscal year and was in effect for 2016 and 2017.

Maximum Bonus Opportunity. Unchanged from 2016, the NEOs’ maximum bonus opportunities for 2017 are 3 times base salary for the CEO and 2.25 times base salary for the other NEOs. (The portion of Mr. Lane's base salary attributable to a 2010 retention arrangement is not considered as part of his base salary for these purposes.) Bonus opportunity represents a multiple of the base salary amount approved by the Committee that becomes effective in March or April of the year for which the bonuses are awarded. Such base salary amounts will not be the same as the base salary amounts disclosed in the SCT due to the effects of the March or April pay increases and variability in the number of pay periods in each calendar year. Based on our periodic assessment of our Benchmarking Peer Group, we have determined that these maximum bonus opportunities are appropriate to meet our objective that, when performance is strong, our bonus and long-term equity awards should move TDC above the market median to reflect that higher performance. In addition, in determining the TDC opportunity, the Committee has weighted bonus potentials more heavily than base salaries because bonuses are more directly linked to Company performance.

Our CEO's maximum bonus opportunity is in line with our Benchmarking Peers' practices. In January 2018, the Compensation Consultant provided a report including the following comparative data showing how our CEO’s 2016 maximum bonus opportunity, as a percentage of base salary, compares to those of the CEOs in our Benchmarking Peer Group. Comparisons for 2016 are shown because this compensation data was the latest available when the report was provided by the Compensation Consultant.

MGIC Percentile Rank Among Benchmarking Peer Group
CEO Disclosed Maximum Bonus Opportunity for 2016 as a Percent of Base Salary

		2016 Peer Group
	MGIC	25th percentile	Median	75th percentile
Bonus Opportunity(1) (% of Base Salary)	300%	240%	306%	438%

(1)
Of the fourteen peer companies, twelve disclose a maximum bonus opportunity. For the two companies that do not disclose a maximum bonus opportunity, we used the highest percentage paid for 2014, 2015 or 2016 as the maximum opportunity.

Determination of 2017 Bonus. Payment of bonuses for NEOs is conditioned on meeting one or more of the goals listed in our shareholder-approved 2015 Omnibus Incentive Plan. Prior to the Tax Act, compensation paid under a bonus plan of this type was intended to qualify as deductible compensation, as discussed in more detail under “Other Aspects of Our Executive Compensation Program – Tax Deductibility Limit” in this CD&A. Under the 2017 bonus plan, if the Combined Ratio is less than 40%, then the maximum bonus may be paid, unless the bonus formula described below results in a lower amount. For 2017, our Combined Ratio was 20.5%, which is the sum of our Expense Ratio of 16.0% and our Loss Ratio of 4.5%. For more information about these metrics, see the table titled "Calculation of 2017 Preliminary Bonus Percentage" below.

As shown in the table below, the bonus formula for 2017 had five financial performance goals (with a total weight of 75%) and five business objectives (with a total weight of 25%). Threshold, target and maximum performance levels were established for each financial performance goal. Actual performance at such levels would result in 0%, 50% and 100% achievement, respectively, for that goal, with actual achievement between these levels calculated by interpolation. The percentages determined by the Company’s actual 2017 performance for each financial performance goal were multiplied by assigned weights to determine a weighted score for that goal. For each business objective, the Committee reviewed management’s written report of the Company’s activities with respect to each objective and the related score, which was accepted by the Committee.

Calculation of 2017 Preliminary Bonus Percentage					Maximum
					Possible
	2017 Performance Levels			Actual	Score		Weighted
	Threshold	Target	Maximum	2017	(Weight)	Score	Score
Financial Performance Goals:
Diluted EPS, before effects of tax law changes	$0.43	$0.86	$1.08	$1.28	30%	30.0
Return on Equity, before effects of tax law changes	6.0%	12.4%	15.0%	19.2%	25	25.0
Flow New Insurance Written (billions)	$40.0	$48.0	$56.0	$49.1	15	8.5
Expense Ratio	20.4%	17.4%	15.0%	16.0%	15	11.9
Loss Ratio	6.2%	3.1%	2.1%	4.5%	15	4.1
Total					100%	79.5
Times: Total Weight of Financial Performance Goals						X 75%	59.6%

Business Objectives:
Capital Position		For a discussion of performance against these business objectives, see "Performance Against Business Objectives" below			20%	20.0
Grow Insurance in Force					20	20.0
Manage Role of MI in Hosing Policy					20	18.0
Pursue Business Opportunities					20	10.0
Develop Co-Workers					20	20.0
Total					100%	88.0
Times: Total Weight of Business Objectives						X 25%	22.0%
2017 Preliminary Bonus Percentage							81.6%

The aggregate weighted financial and business performance scores resulted in a preliminary bonus percentage of 81.6%. The Committee has discretion to adjust the preliminary bonus percentage down by as much as 20 percentage points or up by as much as 10 percentage points, but did not do so. The adjusted percentage was multiplied by the aggregate maximum bonuses of the NEOs to determine the amount of the total bonus pool, which the Committee is not required to allocate in full; it allocated the pool such that the CEO received 81% of his maximum bonus and the other NEOs received an average of 80.5% of their maximum bonuses. The CEO recommends to the Committee a bonus for each of the other NEOs, which takes account of the bonus formula and the CEO’s evaluation of the NEO’s performance. The Committee, which generally has regular contact with the NEOs through their interaction with the Board, accepted the CEO’s recommendation and approved bonuses for the other NEOs.

The following table shows the percentage of the maximum possible bonus received by our CEO for the past three years.

	2015	2016	2017
CEO Bonus Received as a Percentage of Maximum Possible Bonus	92%	89%	81%

Performance Against Business Objectives. As shown in the table below, in 2017, the Company achieved favorable results against the business objectives used to determine the 2017 bonuses of our NEOs.

Business Objective		Results

Capital Position - Manage capital with consideration of compliance requirements, access to capital, levels of capital, the mix of sources of capital, and financial flexibility.	»
•    Capital transactions contributed to the decrease in our long-term debt to shareholders' equity ratio, to 26.5% as of December 31, 2017, from 46.7% as of December 31, 2016.
•    Increased dividends from our principal subsidiary, MGIC, to our holding company.
•    Received upgraded ratings for MGIC from Moody's and Standard and Poor's.

Prudently Grow Insurance in Force - Manage the 2017 book of business by product, geography and customer to produce a desirable volume and mix.	»
•    Grew flow insurance in force by more than 8%.
•    Wrote $49.1 billion of NIW consistent with return goals and at levels of risk within risk appetite.
•    Increased market share from 17.8% in 2016 to 18.3% in 2017, despite significant pressure from tax-advantaged mortgage insurers.

Manage Role of Mortgage Insurance in Housing Policy - Manage the Company's business franchise through dealings with federal and state regulatory agencies, as well as the GSEs.	»
•    Held leadership positions in trade associations.
•    Continued to enhance the reputation of the Company and the mortgage insurance industry relative to changing housing policy and a broader role for private mortgage insurance.

Pursue Business Opportunities - Advance core business within and outside GSE framework. Seek new opportunities to utilize core strengths.	»	• Positioned a credit insurance subsidiary to participate in future GSE credit risk transfer deals if acceptable returns can be achieved, considering strategic benefits.

Develop Co-Workers - Develop and nurture a respected organization with a clear path of succession throughout using best practice talent management efforts.	»	• Continued to build a robust talent review and succession mechanism for all management and key contributor positions.

Rigor of Our Financial Performance Goals. The 2017 target performance levels (for 50% payout level) and maximum performance levels (for 100% payout) for each financial performance goal compared to actual performance in 2016 are presented below.

Diluted Earnings per Share Before Effects of Tax Law Changes

	Actual	2017 Performance Levels
	2016	Target	Maximum
Diluted Earnings Per Share Before Effects of Tax Law Changes	$0.86	$0.86	$1.08

Our 2017 diluted EPS target performance level was set equal to our 2016 actual results, and the maximum performance level was set 26% higher than our 2016 actual results.

Return on Equity before Effects of Tax Law Changes

	Actual	2017 Performance Levels
	2016	Target	Maximum
Return on Equity Before Effects of Tax Law Changes	15.3%	12.4%	15.0%

Our 2017 return on equity target performance level was set equal to our 2017 forecasted level. Our ROE calculation reflects GAAP net income, before effects of tax law changes, divided by beginning shareholders' equity. As shareholders' equity increases, all things equal, ROE will decrease. The decrease in the 2017 forecasted performance level compared to the 2016 actual ROE reflects, in part, the 14% increase in beginning shareholders' equity. Our target net income would have put us in the 52nd percentile of the Benchmark Peer Group’s ROEs for 2016 shown by Bloomberg and confirms our January 2017 view that our ROE target was set at a reasonably rigorous level.

New Insurance Written ("NIW")

	Actual	2017 Performance Levels
	2016	Target	Maximum
New Insurance Written (billions)	$47.9	$48.0	$56.0

Our 2017 NIW target performance level of $48.0 billion was set equal to our 2016 actual NIW (rounded up), while the maximum performance level required a 17% increase over our 2016 NIW. The target performance level reflected that we remained subject to significant challenges, including intense price and other competition within our industry, and continued strong competition from the Federal Housing Administration and the Veterans Administration. In addition, at the time the bonus metrics were established, the 2017 mortgage origination market was expected to decline from 2016 levels due to declines in refinancing originations more than offsetting a small increase in purchase originations. Our actual NIW in 2017 was at the highest level since 2007 and increased by $1.2 billion over 2016 (a 2.5% increase).

Expense Ratio

	Actual	2017 Performance Levels
	2016	Target	Maximum
Expense Ratio	15.3%	17.4%	15.0%

Our 2017 expense ratio target performance level was set equal to our 2017 forecasted level. Our expense ratio, while the lowest in the industry, was forecasted to increase in 2017 over our 2016 level due to an expected increase in expenses, largely due to the upgrading of our technology and building, and an expected decrease in net premiums written, due to expected changes in NIW, our mix of business, our premium rates, and the percentage of our insurance in force being ceded to reinsurers. Our maximum performance goal would have required a 9% decrease in expenses from 2016, or an 8% increase in net premiums written from 2016 (or some combination of the two).

Loss Ratio

	Actual	2017 Performance Levels
	2016	Target	Maximum
Loss Ratio(1)	3.1%	3.1%	2.1%

(1)
Our 2015 Omnibus Incentive Plan provides for performance to be calculated by excluding items determined to be extraordinary, unusual or non-recurring, which for 2017 were losses incurred associated with hurricane activity in Florida, Puerto Rico and Texas.

A declining loss ratio indicates improving performance. Our 2017 loss ratio target performance level of 3.1% was set equal to the actual level in 2016, while the maximum performance level would have required a 32% improvement over 2016.

CEO Bonus Alignment. The following chart illustrates how our CEO bonuses have aligned with the Company’s year-end stock price and with our adjusted net operating income (loss) for the past five years. Adjusted net operating income (loss) is a non-GAAP financial measure. For a description of how we calculate this measure and for a reconciliation of this measure to its nearest comparable GAAP measure, see Appendix B to this CD&A.

Long-Term Equity Awards

Background Considerations. Consistent with our belief that there should be a strong link between compensation and performance, long-term equity awards provide one of our most significant TDC opportunities. We emphasize this component of our executive compensation program because it aligns executives’ interests with those of shareholders by linking compensation to both company performance and stock price, while fostering a long-term planning horizon and supporting the retention of our leadership team. Long-term equity awards at their grant date value represented 47% of the 2017 TDC of our CEO and 38% of the 2017 TDC of our other NEOs.

The following table shows how the Company's grant date value of long-term equity awards to our CEO compares to the awards to the CEOs of our Benchmarking Peer Group.

MGIC's CEO Long-Term Equity Awards - Percentile Rank Among our Benchmarking Peers

	MGIC Grant Date Stock Price	MGIC Percentile Rank
2016 Long-Term Equity Awards	$5.66	30th
2017 Long-Term Equity Awards	$10.41	44th
2018 Long-Term Equity Awards (2017 awards for peers)	$15.81	60th

Below is a discussion of our 2017 long-term equity awards and a discussion of our 2016 and 2015 long-term equity awards, which is provided for comparison purposes and because a portion of the long-term equity awards granted in 2016 and 2015 vested in 2017.

2017 Long-Term Equity Awards. To further align our long-term equity awards with the interests of shareholders, the 2017 long-term equity awards granted to our NEOs reflect the following changes compared to the 2016 awards.

Change		Explanation
100% Cliff Vesting	»
The 2016 Book Value (BV) Awards, discussed below, were subject to partial vesting each year, while the 2017 Book Value (BV) Awards only cliff vest after three years based on compound achievement of an adjusted book value per share growth goal.

100% BV Awards	»	While 2016 BV Awards represented 80% of the equity awards granted to our CEO and EVPs in 2016, BV Awards represent 100% of the equity awards to these officers in 2017.

Reduced Number of Units Awarded	»
We awarded approximately the same number of RSUs to our CEO and other NEOs each year during 2012-2016. The price of our stock was extremely volatile during this period; its closing price on the award dates in each of those years was $3.95, $2.75, $8.43, $8.98, and $5.66. Given the bounds of this price range, the Committee believed that reducing the number of shares when the price went up and increasing it when the price went down would not foster proper alignment with shareholders. Given the increase in our stock price from the 2016 grant date, a general sustained increase in its price since mid-2012, and our return to sustained profitability, the Committee reduced the number of shares awarded in 2017 by 12% compared to the number granted in 2016.

100% of the long-term equity awards granted to the NEOs in 2017 were BV Awards. These awards cliff vest after three years based on cumulative achievement of a three-year cumulative adjusted book value ("ABV") per share growth goal that represents a 13.5% compound annual growth in ABV. Book value growth was chosen as the vesting goal in part because of its simplicity and relevance to management and investors. Book value growth measures cumulative build-up of equity in the Company; we believe its use as a metric aligns executive compensation with the financial strength of the Company.

ABV per share is a non-GAAP financial measure. For a description of how we calculate this measure and for a reconciliation of this measure to its nearest comparable GAAP measure, see Appendix B to this CD&A. For the 2017 BV Awards, one adjustment to book value is the elimination of the effects of the Tax Act. Therefore, the 2017 ABV is increased by adding back the additional tax expense related to the remeasurement of our net deferred tax assets to reflect the lower corporate income tax rate under the Tax Act. In 2018 and 2019, ABV will be decreased by reflecting income taxes at a 35% tax rate, instead of the 21% tax rate provided for under the Tax Act.

The table below shows:

•	the three-year cumulative goal for vesting of the 2017 BV Awards, and

•	the 2017 growth in ABV per share as calculated for the awards; no shares will vest until the end of the three-year performance period

Growth in Adjusted Book Value per Share for 2017 Equity Awards

3-year Cumulative Goal	2017 Actual Growth
$3.56	$1.34

2016 and 2015 Performance-Based Long-Term Equity Awards – BV (Book Value) Awards. BV Awards represented 80% of the long-term equity awards granted in each of January 2016 and 2015 to the CEO and NEOs who were Executive Vice Presidents ("EVPs"), and 60% of the awards to NEOs who were Senior Vice Presidents ("SVPs"). Vesting for these awards will occur over a three-year period, based on achievement of a three-year cumulative goal for growth in ABV per share. Partial vesting may occur annually (up to a maximum of 1/3 for the first year and 2/3 for the first and second years combined) based on progress against the three-year cumulative goal. ABV per share is a non-GAAP financial measure. For a description of how we calculate this measure and for a reconciliation of this measure to its nearest comparable GAAP measure, see Appendix B to this CD&A.

The tables below show:

•	the three-year cumulative goal for vesting of the 2016 and 2015 BV Awards,

•	the 2017, 2016 and 2015 growth in adjusted book value per share as calculated for each of the awards, and

•	the resulting vesting percentages.

The three-year cumulative goal for 2016 and 2015 equity awards represented a compound annual growth in ABV of 14.9% and 26.5%, respectively.

Growth in Adjusted Book Value per Share for 2016 Equity Awards

3-year Cumulative Goal	2016 Actual Growth	2016 Vesting %	2017 Actual Growth	2017 Vesting %
$3.49	$0.94	26.9%	$1.44	39.8%

Growth in Adjusted Book Value per Share for 2015 Equity Awards

3-year Cumulative Goal	2015 Actual Growth	2015 Vesting %	2016 Actual Growth	2016 Vesting %	2017 Actual Growth	2017 Vesting %
$3.39	$1.21	33.3%	$1.40	33.4%	$2.05	33.3%

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

For 2017, the Combined Ratio was 20.5% (Expense Ratio of 16.0% and Loss Ratio of 4.5%). As a result, the portions of the 2016 and 2015 awards that were scheduled to vest in February 2017 did vest.

With respect to all of these awards, dividends are not paid currently, but when awards vest, a payment is made equal to the dividends that would have been paid had those vested awards been entitled to receive current dividends. We have not paid dividends since 2008 and do not anticipate paying dividends in the foreseeable future.

Pension Plan

Our executive compensation program includes a qualified pension plan and a supplemental executive retirement plan. We believe retirement plans are an important element of a competitive compensation program. These plans compute retirement benefits based only on current cash compensation (salary and annual bonus) and therefore do not include longer-term incentives that can result in substantial increases in pension value. We also offer a broad-based 401(k) plan to which we make contributions in cash. A description of our pension plan can be found following the table titled “Pension Benefits at 2017 Fiscal Year-End” in “Compensation and Related Tables” below.

Perquisites

To avoid an entitlement mentality, the perks we provide to our NEOs are minimal, ranging from $800 to $4,800. The 2017 perks included club dues and expenses, a parking space at our headquarters and spouse travel in connection with conferences attended by our CEO.

OTHER ASPECTS OF OUR EXECUTIVE COMPENSATION PROGRAM

No Employment Agreements

Our CEO and other NEOs do not have employment agreements other than those discussed below that become effective upon a change in control.

Stock Ownership by Named Executive Officers

Stock Ownership Guidelines. We have stock ownership guidelines for our executive officers to encourage them to maintain an ownership interest in the Company and to mitigate potential risks from incentive arrangements. Stock considered owned consists of shares owned outright by the executive (including shares in the executive's account in our 401(k) plan), and unvested restricted stock and RSUs scheduled to vest within one year (assuming ratable vesting over the performance period).

As noted above, in January 2017, the Committee changed the stock ownership guidelines to be stock valued at six times base salary for our CEO and stock valued at three times base salary for the other NEOs. Until the guideline is met, an NEO must not dispose of the portion of shares received upon vesting of equity awards equal to the lower of 25% of the shares that vested and 50% of the shares that were received by the NEO after taking account of shares withheld to cover taxes.

Each of our NEOs is in compliance with our stock ownership policy. The table below shows the revised guidelines, shares considered owned as of December 31, 2017 for purposes of the revised guidelines, and the multiple of base salary represented by that ownership for our CEO and all other NEOs.

	Guideline (value of shares)	Actual Ownership (value at 12/31/16)	Actual Ownership as a Multiple of Base Salary
CEO	$5,100,000	$17,125,632	20.1 x
Total Other NEOs	$6,650,700	$16,511,889	7.4 x

Equity Holding Post-Vesting Requirement. A portion of equity awards granted to our NEOs and other executive officers must not be sold for one year after vesting. The number of shares that must not be sold is the lower of 25% of the shares that vested and 50% of the shares that were received by the officer after taking account of shares withheld to cover taxes. The holding period may end before one year if the officer is no longer required to report their equity transactions to the SEC. The holding period does not apply to involuntary transactions, such as would occur in a merger, and for certain other dispositions.

Excluding shares withheld from equity awards for income tax withholding, the last time any of our current or past NEOs sold our stock while an NEO was more than 12 years ago.

Hedging, Pledging and 10b5-1 Plan Prohibitions

Under our hedging policy, our directors, NEOs and other executive officers may not enter into hedging transactions referencing the Company’s equity securities, which for these purposes include, but are not limited to, vested and unvested RSUs and company stock held directly or indirectly. Under our pledging policy, those same individuals may not hold Company securities in a margin account or pledge Company securities as collateral for a loan. Our insider trading policy prohibits the use by those individuals of plans created pursuant to Rule 10b5-1 of the Securities Exchange Act which may otherwise have allowed such persons to transact in our securities while in possession of material undisclosed information.

“Clawback” Policy

Under our “clawback” policy, the Company will seek to recover from any NEO or other executive officer, to the extent the Committee deems appropriate, amounts associated with cash incentive compensation that was earned and equity awards that vested based on achievement of a performance goal if a subsequent financial restatement shows that such compensation should not have been paid.

Change in Control Provisions

Each of our NEOs is a party to a Key Executive Employment and Severance Agreement with us (a “KEESA”), as described in the section titled “Potential Payments Upon Termination or Change-in-Control – Change in Control Agreements” below. No executive officer has an employment or severance agreement, other than a KEESA. The period for which our KEESAs provide employment protection ends on the third anniversary of the date of a change in control. Our KEESAs provide for a cash termination payment in two lump sums (or one lump sum if neither the Company nor any affiliate’s stock is publicly traded) only after both a change in control and a specified employment termination (a “double trigger”). Our KEESAs provide for "double trigger" vesting of equity awards: there must be a change in control and an employment termination.
The agreements for our outstanding equity awards provide that the equity will not vest upon a change in control if the Committee reasonably determines in good faith prior to the occurrence of the change in control that the awards will be assumed or replaced by the employee’s employer immediately following the change in control with an alternative award meeting specified requirements.

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

Tax Deductibility Limit

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation in excess of $1 million paid during a year to certain covered executives. For 2017, our covered executives were Messrs. Sinks, Hughes, Lane and Mackey. For 2017, Section 162(m) generally exempted qualifying performance-based compensation from the $1 million annual deduction limit. Although the rules allowing this exemption are complex, we believe all of our compensation for 2017 qualifies as tax-deductible, with the exception of approximately 13% of our NEOs' 2017 bonuses. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, and the fact that such regulations and interpretations may change from time to time (with potentially retroactive effect), there is no certainty that compensation intended by the Committee to satisfy the requirements for deductibility under Section 162(m) will be deductible.

Beginning in 2018, as a result of the changes made to Code Section 162(m) by the Tax Act, our number of covered executives will increase to include the four executives listed above, plus any executive who serves as our Chief Executive Officer or Chief Financial Officer at any time on or after January 1, 2018, or who is among our three most highly compensated officers other than the Chief Executive Officer and Chief Financial Officer for any year beginning with 2018. Also beginning in 2018, only qualifying performance-based compensation that is paid pursuant to a binding contract in effect on November 2, 2017 will be exempt from the deduction limit. Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count toward the $1 million deduction limit if paid to a covered executive. As a result of the changes made to Code Section 162(m) by the Tax Act, we expect some of the 2018 compensation we provide to our executive officers will not be deductible.

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

COMPENSATION COMMITTEE REPORT

Among its other duties, the Committee assists the oversight by the Board of Directors of MGIC Investment Corporation’s executive compensation program, including approving corporate goals relating to compensation for the CEO and senior officers, evaluating the performance of the CEO and determining the CEO’s annual compensation and approving compensation for MGIC Investment Corporation’s other senior executives.

The Committee reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MGIC Investment Corporation’s Annual Report on Form 10-K for the year ending December 31, 2017.

Members of the Management Development, Nominating and Governance Committee:
Kenneth M. Jastrow, II, Chair
Cassandra C. Carr
Michael E. Lehman

APPENDIX A TO COMPENSATION DISCUSSION AND ANALYSIS
GLOSSARY OF TERMS AND ACRONYMS

Term	Description
Benchmarking Peer Group / Benchmarking Peers	14-company peer group used by the Committee to benchmark 2017 executive compensation.
CD&A	Compensation Discussion & Analysis.
Combined Ratio	The sum of the Loss Ratio and Expense Ratio.
Committee	The Management Development, Nominating and Governance Committee of our Board.
Compensation Consultant	Frederic W. Cook & Co., the Committee’s independent compensation consultant.
DTA	Deferred tax assets.
EVP	Executive Vice President
Expense Ratio	Combined insurance operations underwriting expenses divided by net premiums written for the year.
Loss Ratio
Direct (before reinsurance) incurred losses divided by direct earned premiums, in both cases for our MGIC subsidiary's primary new insurance written for the year; incurred losses exclude the effect of losses incurred on notices of default that have not yet been reported to us, which is commonly known as "IBNR."

MGIC	Our wholly-owned subsidiary, Mortgage Guaranty Insurance Corporation.
Named Executive Officers	Our chief executive officer, our chief financial officer and our three other most highly compensated executive officers. The NEOs are the officers listed in the SCT.
NEOs	Named Executive Officers.
ROE	Return on Equity. Unless otherwise indicated, ROE is calculated as GAAP after-tax net income divided by beginning of the year shareholders' equity.
RSUs	Restricted Stock Units.
SCT	Summary Compensation Table that appears on page 31.
Tax Act	The U.S. tax reform enacted on December 22, 2017 and commonly referred to as the "Tax Cuts and Jobs Act."
TDC	Total direct compensation, which consists of base salary, bonus (or non-equity incentive compensation) and equity awards (valued at their grant date value reported in the SCT).
TSR	Total shareholder return.

APPENDIX B TO COMPENSATION DISCUSSION AND ANALYSIS
EXPLANATION AND RECONCILIATION OF OUR USE OF NON-GAAP MEASURES

Reconciliation of Income before tax / Net income to
Adjusted pre-tax operating income / Adjusted net operating income
and
Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

We believe that use of the Non-GAAP measures of adjusted net operating income and adjusted net operating income per diluted share facilitates the evaluation of the company's core financial performance thereby providing relevant information to investors. These measures are not recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should not be viewed as alternatives to GAAP measures of performance.

Adjusted net operating income is defined as GAAP net income excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), infrequent or unusual non-operating items, where applicable, and the effects of changes in our deferred tax valuation allowance. The amounts of adjustments to components of pre-tax operating income were tax effected using a federal statutory tax rate of 35%.

Adjusted net operating income per diluted share is calculated in a manner consistent with the accounting standard regarding earnings per share, by dividing (i) adjusted net operating income after making adjustments for interest expense on convertible debt, whenever the impact is dilutive, by (ii) diluted weighted average common shares outstanding, which reflects share dilution from unvested restricted stock units and from convertible debt when dilutive under the "if-converted" method.

Although adjusted net operating income excludes certain items that have occurred in the past and are expected to occur in the future, the excluded items represent items that are: (1) not viewed as part of the operating performance of our primary activities or (2) impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends, or both. These adjustments, along with the reasons for their treatment, are described below. Trends in the profitability of our fundamental operating activities can be more clearly identified without the fluctuations of these adjustments. Other companies may calculate these measures differently. Therefore, their measures may not be comparable to those used by us.

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

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income

	Years Ended December 31,
	2017			2016			2015
(In thousands)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)
Income before tax / Net income	$784,496	$428,735	$355,761	514,714	172,197	342,517	487,687	(684,313)	1,172,000
Adjustments:
Additional income tax provision related to the rate decrease included in the Tax Act	—	(132,999)	132,999	—	—	—	—	—	—
Additional income tax provision related to IRS litigation	—	(29,039)	29,039	—	(731)	731	—	(580)	580
Net realized investment gains	(249)	(87)	(162)	(8,932)	(3,126)	(5,806)	(28,361)	(9,926)	(18,435)
Loss on debt extinguishment	65	23	42	90,531	31,686	58,845	507	177	330
Effect of change in deferred tax asset valuation allowance	—	—	—	—	—	—	—	847,810	(847,810)
Adjusted pre-tax operating income /
Adjusted net operating income	$784,312	$266,633	$517,679	$596,313	$200,026	$396,287	$459,833	$153,168	$306,665

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

	Years Ended December 31,
	2017			2,016			2015
Weighted average diluted shares outstanding			394,766			431,992			468,039
Net income per diluted share			$0.95			$0.86			$2.60
Additional income tax provision related to the rate decrease included in the Tax Act			0.34			—			—
Additional income tax provision related to IRS litigation			0.07			—			—
Net realized investment gains			—			(0.01)			(0.04)
Loss on debt extinguishment			—			0.14			—
Effect of change in deferred tax asset valuation allowance			—			—			(1.81)
Adjusted net operating income per diluted share			$1.36			$0.99			$0.75

Reconciliation of Book Value per Share to Adjusted Book Value ("ABV") per Share

The grant documents for each of the 2017, 2016 and 2015 equity awards provide for certain specific eliminations to be made in arriving at ABV per Share. In addition, the Omnibus Incentive Plans under which the awards were made provide for various adjustments in addition to those specified above that are automatically taken into account in the determination of book value per Share, unless the Committee provides within specified timeframes that one or more such adjustments are to be excluded. Following is the reconciliation of book value per Share to ABV per Share used in determining vesting of each of the 2017, 2016 and 2015 equity awards.

Reconciliation of Book Value per Share to Adjusted Book Value per Share for 2017 Equity Awards

(In thousands, except per share amounts)	2017	2016
Shareholders' Equity (Book Value)	$3,154,526	$2,548,842
Divided by Shares Outstanding	370,567	340,663
Book Value per Share	$8.51	$7.48

Adjusted Book Value for 2017 Equity Awards (from below)	$3,349,765	$2,623,942
Divided by Shares Outstanding	370,567	340,663
Adjusted Book Value per Share for 2017 Equity Awards	$9.04	$7.70

Shareholders' Equity (Book Value)	$3,154,526	$2,548,842
Impact of Conversion of 2020 Convertible Debt	42	—
Litigation Accruals	29,039
Accumulated Other Comprehensive Loss ("AOCL")	43,783	75,100
Effects of Tax Law and Change in Accounting Principle	122,375	—
Adjusted Book Value for 2017 Equity Awards	$3,349,765	$2,623,942

Reconciliation of Book Value per Share to Adjusted Book Value per Share for 2016 Equity Awards

(In thousands, except per share amounts)	2017	2016	2015
Shareholders' Equity (Book Value)	$3,154,526	$2,548,842	$2,236,140
Divided by Shares Outstanding	370,567	340,663	339,657
Book Value per Share	$8.51	$7.48	$6.58

Adjusted Book Value for 2016 Equity Awards (from below)	$3,120,776	$2,623,942	$2,297,020
Divided by Adjusted Shares Outstanding (from below)	341,444	340,663	339,657
Adjusted Book Value per Share for 2016 Equity Awards	$9.14	$7.70	$6.76

Shares Outstanding	370,567	340,663	339,657
Impact of Conversion of 2020 Convertible Debt	(29,123)	—	—
Adjusted Shares Outstanding	341,444	340,663	339,657

Shareholders' Equity (Book Value)	$3,154,526	$2,548,842	$2,236,140
Impact of Conversion of 2020 Convertible Debt	(199,908)	—	—
Accumulated Other Comprehensive Loss ("AOCL")	43,783	75,100	60,880
Effects of Tax Law and Change in Accounting Principle	122,375	—	—
Adjusted Book Value for 2016 Equity Awards	$3,120,776	$2,623,942	$2,297,020

Reconciliation of Book Value per Share to Adjusted Book Value per Share for 2015 Equity Awards

(In thousands, except per share amounts)	2017	2016	2015
Shareholders' Equity (Book Value)	$3,154,526	$2,548,842	$2,236,140
Divided by Shares Outstanding	370,567	340,663	339,657
Book Value per Share	$8.51	$7.48	$6.58

Adjusted Book Value for 2015 Equity Awards (from below)	$2,953,304	$2,016,287	$1,534,940
Divided by Shares Outstanding	370,567	340,663	339,657
Adjusted Book Value per Share for 2015 Equity Awards	$7.97	$5.92	$4.52

Shareholders' Equity (Book Value)	$3,154,526	$2,548,842	$2,236,140
Accumulated Other Comprehensive Loss ("AOCL")	43,783	75,100	60,880
Effects of Tax Law and Change in Accounting Principle	122,375	—	—
DTA	(367,380)	(607,655)	(762,080)
Adjusted Book Value for 2015 Equity Awards	$2,953,304	$2,016,287	$1,534,940

COMPENSATION AND RELATED TABLES

Summary Compensation Table

The following provides certain information about the compensation of our NEOs in 2015 through 2017. Other tables that follow provide more detail about the specific types of compensation.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
Patrick Sinks(5)	2017	843,000	2,532,961	2,065,500	1,577,483	14,850	7,033,794
President and Chief	2016	818,462	1,664,040	2,200,000	1,100,922	14,850	5,798,274
Executive Officer	2015	769,331	3,143,000	2,200,000	455,612	14,600	6,582,543
Timothy Mattke	2017	526,327	868,444	966,800	396,358	14,850	2,772,779
Executive Vice	2016	511,539	570,528	1,093,900	246,002	14,850	2,436,819
President and	2015	464,231	1,077,600	1,096,900	101,070	14,600	2,754,401
Chief Financial Officer
James Hughes(6)	2017	365,081	868,444	729,000	469,507	14,850	2,446,882
Executive Vice
President - Sales &
Bus. Development
Jeffrey Lane	2017	831,085	868,444	997,800	731,088	14,850	3,443,267
Executive Vice	2016	815,385	570,528	1,128,000	455,896	14,850	2,984,659
President and	2015	797,600	1,077,600	1,129,800	238,920	14,600	3,258,520
General Counsel
Stephen Mackey(6)	2017	447,373	868,444	801,500	52,884	24,050	2,194,251
Executive Vice	2016	434,846	570,528	837,000	30,094	10,600	1,883,068
President and Chief
Risk Officer

(1)
Our stock awards are granted under programs described in "Components of our Executive Compensation Program — 2017 Long-Term Equity Awards” in our CD&A. The amounts shown in this column represent the grant date fair value of the restricted equity awards granted to named executive officers in the years shown, computed in accordance with FASB ASC Topic 718. The fair value of restricted equity is based on the closing price of our Common Stock on the New York Stock Exchange on the date of grant. The vesting of all of the awards represented in this column is subject to our meeting certain performance conditions. In accordance with the rules of the SEC, all of the figures in this column represent the value at the grant date based upon the probable outcome of the applicable performance conditions as of the grant date. If the full value of the applicable awards for 2017, 2016 and 2015 were shown, assuming the highest levels of the applicable performance conditions were achieved, rather than an amount based upon the probable outcome of the applicable performance conditions, then the amounts shown would have been:

Name	2017	2016	2015
Patrick Sinks	$3,206,280	$1,981,000	$3,143,000
Timothy Mattke	1,099,296	679,200	1,077,600
James Hughes	1,099,296	See Note(6)	See Note(6)
Jeffrey Lane	1,099,296	679,200	1,077,600
Stephen Mackey	1,099,296	679,200	See Note(6)

(2)
Our 2017 bonus program is described in "Components of our Executive Compensation Program — Annual Bonus” in our CD&A. The percentage of the maximum bonuses paid was calculated based on a formula which compares actual performance to threshold, target and maximum performance achievement levels for five different financial performance goals (each with specific weights and in total weighted 75%) and a subjective assessment of performance against five different business objectives (each with the same weight and in total weighted 25%). Our 2015 and 2016 bonus programs were structurally similar to the 2017 bonus program. All goals for the 2015-2017 bonus programs were considered and approved by the Management Development, Nominating and Governance Committee.

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

•
For Mr. Mackey, the difference between (a) the present value as of year-end of the accumulated benefit under the "Cash Component" (described following the table titled “Pension Benefits at 2017 Fiscal Year-End") of our Pension Plan, and (b) the same calculation as of the prior year-end.

The amounts shown assume each executive is 100% vested in his pension benefits; however, Mr. Mackey is 0% vested.

For all years shown, the change in the present value of accumulated pension benefits between years represents the net result of (a) the officer being one year closer to the receipt of the pension payments, which generally means the present value is higher, and the annual pension payment (for Mr. Mackey, his accumulated benefit) is higher due to the additional benefit earned because of one more year of employment; (b) a change in actuarial assumptions used to calculate the benefit, primarily changes in the discount rate used to calculate the present value at the end of each of those years; (c) a decrease for the effect of distributions that the NEOs received from our SERP; and (d) an increase for in-service distributions the named executive officer received from our SERP. For each NEO, the change for 2017, 2016 and 2015 consists of:

	2017		2016		2015
Name	Change in Actuarial Assumptions	Change Due to Other Factors	Change in Actuarial Assumptions	Change Due to Other Factors	Change in Actuarial Assumptions	Change Due to Other Factors
Patrick Sinks	$570,271	$1,007,212	$176,166	$924,756	$(200,769)	$656,381
Timothy Mattke	173,042	223,316	56,713	189,289	(47,985)	149,055
James Hughes	222,500	247,007	See Note(6)	See Note(6)	See Note(6)	See Note(6)
Jeffrey Lane	418,569	312,519	96,390	359,506	(138,269)	377,189
Stephen Mackey	6,401	46,483	(426)	30,520	See Note(6)	See Note(6)

See Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ending December 31, 2017 for additional information regarding the assumptions made in arriving at these amounts.

See information following the table titled “Pension Benefits at 2017 Fiscal Year-End” below for a summary of our Pension Plan and our SERP.

(4)	Amounts in this column for 2017 consist of matching 401(k) contributions and discretionary retirement plan contributions.

(5)
Mr. Sinks assumed the position of Chief Executive Officer on March 1, 2015. His 2015 compensation generally represents a full year of compensation as CEO, with the exception of his January and February 2015 base salary, which he earned at a lower rate while President and Chief Operating Officer.

(6)	No compensation data is provided for years prior to Messrs. Hughes and Mackey becoming an NEO.

2017 Grants of Plan-Based Awards

The following table shows the grants of plan-based awards to our NEOs in 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value of Stock Option Awards (3) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Patrick Sinks	1/23/2017	0	1,275,000	2,550,000	0	243,320	308,000	2,532,961
Timothy Mattke	1/23/2017	0	596,813	1,193,625	0	83,424	105,600	868,444
James Hughes	1/23/2017	0	450,000	900,000	0	83,424	105,600	868,444
Jeffrey Lane	1/23/2017	0	939,938	1,879,875	0	83,424	105,600	868,444
Stephen Mackey	1/23/2017	0	507,263	1,014,525	0	83,424	105,600	868,444

(1)	Our Non-Equity Incentive Awards are described in "Components of our Executive Compensation Program — Annual Bonus” in our CD&A.

(2)	For Equity Incentive Plan Awards, these are the Cliff BV Awards described in “Components of our Executive Compensation Program — 2017 Long-Term Equity Awards” in our CD&A.

(3)
All of the figures in this column represent the value of stock unit awards at the grant date based upon the probable outcome of the applicable performance conditions as of the grant date. The grant date fair value is based on the New York Stock Exchange closing price on the day the award was granted.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table shows our NEOs’ equity awards outstanding on December 31, 2017.

	Equity Incentive Plan Awards
Name	Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Patrick Sinks	675,921	9,537,245
Timothy Mattke	231,744	3,269,908
James Hughes	151,293	2,134,744
Jeffrey Lane	231,744	3,269,908
Stephen Mackey	201,776	2,847,059

(1)	Consists of:

(a)
Performance-based restricted equity granted January 23, 2017 that will cliff vest in March 2020 based on achievement of a three-year cumulative goal for growth in adjusted book value per share. For more information, see "Components of our Executive Compensation Program - 2017 Long Term Equity Awards" in our CD&A.

(b)
Performance-based restricted equity granted January 26, 2015 (other than to Mr. Mackey); and January 25, 2016 that will vest in February or March in each of the first three years following the grant dates if we meet certain performance targets (with the vesting amounts, if any, dependent upon our performance).

Vesting for the awards granted in 2015 and 2016 will occur based on achievement of a three-year cumulative goal for growth in adjusted book value per share. For more information, see “Components of our Executive Compensation Program — 2016 and 2015 Performance-Based Long-Term Equity Awards – BV (Book Value) Awards” in our CD&A.

(c)
Other restricted equity granted January 26, 2015 (other than to Mr. Mackey); and January 25, 2016; in each case, one-third of the units awarded will vest in February in each of the first three years following the grant dates if we meet certain performance targets.

(d)	Other restricted equity granted July 22, 2015 to Mr. Mackey, one-third of which will vest in July in each of the first three years following the grant date if we meet certain performance targets.

The number of units that are included in this column is a representative number of units that would vest based on performance for the last completed year (2017), or if the payout is based on performance to occur over more than one year, the last completed fiscal years over which performance is measured.

(2)	Based on the closing price of the Common Stock on the New York Stock Exchange at 2017 year-end, which was $14.11.

2017 Option Exercises and Stock Vested

The following table shows the vesting of grants of plan based stock awards to our NEOs in 2017. There were no options exercised in 2017.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Patrick Sinks	282,094	3,040,242
Timothy Mattke	110,208	1,187,777
James Hughes	30,894	337,393
Jeffrey Lane	110,208	1,187,777
Stephen Mackey	43,824	483,984

(1)
Value realized is the market value at the close of business on the vesting date. None of our named executive officers sold any shares in 2017 though some shares that vested were withheld to pay taxes due as a result of the vesting of the shares.

Pension Benefits at 2017 Fiscal Year-End

The following table shows the present value of accrued pension plan benefits for our NEOs as of December 31, 2017.

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year(3) ($)
Patrick Sinks	Qualified Pension Plan	39.4	3,181,979	—
	Supplemental Executive Retirement Plan	39.4	3,371,413	26,392
Timothy Mattke	Qualified Pension Plan	11.6	808,705	—
	Supplemental Executive Retirement Plan	11.6	198,102	—
Jay Hughes	Qualified Pension Plan	30.3	1,918,509	—
	Supplemental Executive Retirement Plan	30.3	135,109	—
Jeffrey Lane(4)	Qualified Pension Plan	21.3	2,743,986	—
	Supplemental Executive Retirement Plan	21.3	2,341,094	14,703
Stephen Mackey	Qualified Pension Plan	2.5	52,063	—
	Supplemental Executive Retirement Plan	2.5	38,118	—

(1)	See below for a summary of these plans.

(2)
The amount shown in this column, for other than Mr. Mackey, is the present value of the annual pension payments that the named executive officer would be entitled to receive beginning at age 62 (which is the earliest age that unreduced benefits under the Qualified Pension Plan and SERP may be received), or current age if older than 62, and continuing for his life expectancy determined at the end of 2017 and by assuming that the officer’s employment with us ended on the last day of that year. See Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ending December 31, 2017 for the discount rate used to calculate the present value of benefits under these plans. The amount shown in this column for Mr. Mackey is the present value as of December 31, 2017 of the accumulated benefit under the "Cash Component" (described below) of our Pension Plan, assuming retirement at age 65 (the earliest age at which unreduced benefits may be received under the Cash Component of the Pension Plan). The amounts shown assume that each executive is 100% vested in his pension benefit; however, Mr. Mackey is 0% vested.

(3)
For Messrs. Sinks and Lane, the amounts shown in this column represent distribution amounts received from the MGIC SERP during the fiscal year ended December 31, 2017, to pay the employee portion of the Social Security tax attributable to benefits earned under the plan during fiscal year 2017, as well as amounts distributed to cover the income tax thereon.

(4)	Includes an annual benefit of $34,000 credited to Mr. Lane as part of his initial employment. This amount represents $429,570 of the present value of Mr. Lane’s benefits.

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

Named Executive Officers Hired Prior to January 1, 2014

During 2017, the NEOs (other than Mr. Mackey, who was hired in 2015) continued to accrue benefits under the Prior Plan Component. Under the Pension Plan and the SERP taken together within the Prior Plan Component, those executive officers each earn an annual pension credit for each year of employment equal to 2% of the officer’s eligible compensation for that year. Eligible compensation is limited to salaries, wages, cash bonuses (which for this purpose also includes payments listed in the Non-Equity Incentive Compensation Plan column in the Summary Compensation Table), and the portion of cash bonuses deferred and converted to restricted equity bonuses (applicable for bonuses for 1999 through 2006 performance). At retirement, the annual pension credits are added together to determine the employee’s accrued pension benefit. However, the annual pension credits for service prior to 1998 for each employee with at least five years of vested service on January 1, 1998 will generally be equal to 2% of the employee’s average eligible compensation for the five years ended December 31, 1997. Eligible employees with credited service for employment prior to October 31, 1985 also receive a past service benefit, which is generally equal to the difference between the amount of pension the employee would have been entitled to receive for service prior to October 31, 1985 under the terms of a prior plan had such plan continued, and the amount the employee is actually entitled to receive under an annuity contract purchased when the prior plan was terminated. Retirement benefits vest on the basis of a graduated schedule over a seven-year period of service. Full pension benefits are payable in monthly installments or a lump-sum upon retirement at or after age 65 with at least five years of service (age 62 if the employee has completed at least seven years of service). Any supplemental executive retirement benefits are payable in a lump sum six months after service with the company ends. In addition, reduced benefits are payable beginning at any age following termination. Mr. Lane is eligible for his full retirement benefits.

If the employment of our active NEOs (other than Mr. Mackey) terminated effective December 31, 2017, the annual amounts payable to them at age 62 (or current age if older than 62) under the Pension Plan and the SERP would have been Mr. Sinks – $215,000; Mr. Mattke – $110,316; Mr. Hughes – $157,752; and Mr. Lane – $215,000 and the lump-sum payment for supplemental executive retirement benefits would have been: Mr. Sinks – $3,413,423; Mr. Mattke – $404,924; Mr. Hughes – $166,469; and Mr. Lane – $2,295,086. As of December 31, 2017, Mr. Lane was eligible to receive this level of benefit because he was over the age of 62 and had more than seven years’ tenure. As of December 31, 2017, Messrs. Sinks, Mattke and Hughes were each eligible to receive reduced benefits under these plans upon termination of employment. If their employment had been terminated effective December 31, 2017, the annual amounts payable under these plans had each one elected to begin receiving annual payments immediately would have been: Mr. Sinks – $203,175; Mr. Mattke – $14,784; and Mr. Hughes – $98,592; and the lump-sum payment for supplemental executive retirement benefits would have been: Mr. Sinks – $3,293,692; Mr. Mattke – $121,917; and Mr. Hughes ‑ $99,773. The discount rate and post-retirement mortality assumptions used to calculate the lump-sum payments differ from the factors used in our financial statements.

Named Executive Officers Hired on or after January 2, 2014

Mr. Mackey's accumulated benefit in the Cash Balance Component of the Pension Plan is based on an annual credit of 4% of his plan eligible compensation (described above) and an annual interest credit based on the yield of the 30-year Treasury securities. Similar to the Prior Plan Component of the Pension Plan, benefits in excess of the qualified plan are eligible for accrual in the SERP. Benefits in the Cash Balance Component fully vest upon the earlier of three years of service or attainment of normal retirement age, therefore, if Mr. Mackey's employment terminated effective December 31, 2017, no benefit would be payable to him.

Potential Payments Upon Termination or Change in Control

The following table summarizes the estimated value of payments to each of the NEOs assuming the triggering event or events indicated occurred on December 31, 2017.

Name	Termination Scenario	Total ($)	Cash Payment(1) ($)	Value of Restricted Equity and Stock Options that will Vest on an Accelerated Basis(2) ($)	Value of Restricted Equity and Stock Options Eligible for Continued Vesting(2) ($)	Value of Other Benefits(3) ($)
Patrick Sinks	Change in control with qualifying termination	15,369,790	5,675,439	9,537,245	—	157,106
	Change in control without qualifying termination	—	—	—	—	—
	Death	9,537,245	—	9,537,245	—	—
Timothy Mattke	Change in control with qualifying termination	6,364,803	2,945,476	3,269,908	—	149,419
	Change in control without qualifying termination	—	—	—	—	—
	Death	3,269,908	—	3,269,908	—	—
James Hughes	Change in control with qualifying termination	1,948,711	—	1,948,704	—	7
	Change in control without qualifying termination	—	—	—	—	—
	Death	2,134,744	—	2,134,744	—	—
Jeffrey Lane	Change in control with qualifying termination	6,595,240	3,170,012	3,269,908	—	155,320
	Change in control without qualifying termination	—	—	—	—	—
	Retirement	1,779,892	—	—	1,779,892	—
	Death	3,269,908	—	3,269,908	—	—
Stephen Mackey	Change in control in qualifying termination	1,977,727	—	1,977,714	—	13
	Change in control without qualifying termination	—	—	—	—	—
	Death	2,847,059	—	2,847,059	—	—

(1)
As described further in “Change in Control Agreements and Severance Pay” below, each of our current NEOs is a party to a KEESA that may provide for payments after a change in control. A qualifying termination is a termination within three years after the change in control by the Company other than for cause, death or disability or by the executive for good reason. Amounts are payable in one or two lump sums, depending on limits on amounts that may be paid within six months under applicable tax rules and regulations. The first lump sum is payable within 10 business days after the termination date and the second lump sum, if required by applicable tax rules and regulations, is payable six months thereafter.

For KEESA participants who have reached age 62 or whose KEESAs are dated after October 22, 2014, payments under the KEESAs were capped by reducing such payments to an amount that will not trigger payment of federal excise taxes on such payment. For KEESA participants who are younger than age 62 and whose KEESAs are dated on or before October 22, 2014, payments under the KEESAs are similarly reduced only if the resulting after-tax value to the participant of the total payments upon a change in control was greater than the after-tax value to the participant if the cash payments were not so reduced with the participant responsible for the excise taxes. Cash payments were reduced as follows: Mr. Hughes — $2,208,388; Mr. Lane — $1,428,309; and Mr. Mackey — $2,514,000. Other benefits were reduced as follows: Mr. Hughes — $136,363; and Mr. Mackey — $130,647. The value of equity that would vest on an accelerated basis was reduced as follows: Mr. Hughes — $186,040 (or 13,185 restricted stock units); and Mr. Mackey — $869,345 (or 61,612 restricted stock units). No reduction has been made for Mr. Sinks or Mr. Mattke.

(2)
The value attributed to restricted stock that accelerates or is eligible for continued vesting is calculated using the closing price on the New York Stock Exchange on December 31, 2017 (which is a higher valuation than that specified by IRS regulations for tax purposes). The accelerated vesting occurs as a result of the terms of the restricted stock award, not under the KEESA.

(3)	In connection with a change in control, other benefits include three years of health and welfare benefits, outplacement costs, and an allowance for tax, legal and accounting fees.

Change in Control Agreements and Severance Pay

Key Executive Employment and Severance Agreement: Each of our NEOs is a party to a KEESA. If a change in control occurs and the executive’s employment is terminated within three years after the change in control (this period is referred to as the employment period), other than for cause, death or disability, or if the executive terminates his employment for good reason, the executive is entitled to receive a termination payment of twice the sum of his annual base salary, his maximum bonus award and an amount for pension accruals and profit sharing and matching contributions to our tax‑qualified defined contribution plan, subject to reduction as described below. This termination payment is payable in one or two lump sums, depending on limits on amounts that may be paid within six months under applicable tax rules and regulations. The first lump sum is payable within 10 business days after the termination date and the second lump sum, if required by applicable tax rules and regulations, is payable six months thereafter.

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

2017 CEO Pay Ratio

The following table provides the ratio of the median of the annual total compensation of all of our employees, except the CEO, to the annual total compensation of the CEO.

Median of the 2017 Annual Total Compensation of all of our Employees, except the CEO	2017 Annual Total Compensation of the CEO	Ratio of the Median of the 2017 Annual Total Compensation of all of our Employees, except the CEO, to the Annual 2017 Total Compensation of the CEO
$ 139,118	$ 7,052,026	1:51

Our median 2017 employee was determined by considering, for each employee employed by us as of December 31, 2017, the sum of “pension eligible compensation” and the "change in pension value" during 2017. “Pension eligible compensation” includes base wages, commission, overtime pay and bonuses paid in 2017. The "pension eligible compensation" is derived from our payroll records. The "change in pension value" is calculated in the same manner as it is for the SCT and is provided by our pension consultant.

Once the median employee was determined, his/her 2017 Annual Total Compensation, and the 2017 Annual Total Compensation of the CEO, were calculated in accordance with the rules applicable to the SCT, adjusted to include the value of tax-exempt health benefits provided by us.

COMPENSATION OF DIRECTORS

Non-Employee Director Compensation Program

Under our Corporate Governance Guidelines, compensation of non-employee directors is reviewed periodically by the Management Development, Nominating and Governance Committee. Mr. Sinks is our CEO and receives no additional compensation for service as a director, and he is not eligible to participate in any of the following programs or plans.

The following table describes the components of the non-employee director compensation program in effect during 2017.

Compensation Component	Compensation
Annual Retainer – Chairman of the Board	$250,000, which may be elected to be deferred and either converted into cash-settled share units or credited to a bookkeeping account to which interest is credited.
Annual Retainer – Non-Chairman Directors	$125,000, which may be elected to be deferred and either converted into cash-settled share units or credited to a bookkeeping account to which interest is credited.
Annual Retainer – Equity	$100,000 in cash-settled RSUs that vest immediately but are not settled for approximately one year. Such settlement may be deferred at the option of the director.
Annual Retainer – Lead Director	$25,000
Annual Retainer – Committee Chair	$25,000 for the Audit Committee $25,000 for the Management Development, Nominating and Governance Committee $15,000 for all other committees(1)
Annual Retainer – Committee Member	$15,000 for Audit Committee $5,000 for other committees(1)
Meeting Fees (after 5th meeting)(2)	$3,000 for Board meetings $2,000 for Committee meetings
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

Directors & Officers Insurance	We pay premiums for D&O liability insurance under which the directors are insureds.

(1)	Excludes the Executive Committee. Other than the Executive Committee, directors who are members of management do not serve on any committees but may attend committee meetings.

(2)
After the fifth Board meeting attended, or the fifth committee meeting attended for a particular committee, our non-management directors receive $3,000 for each Board meeting attended, and the committee members receive $2,000 for all committee meetings attended, in each case, on any one day. Meetings of the Board of MGIC (or Committees of its Board) that are not held in conjunction with meetings of the Board of the Company (or Committees of its Board) are counted to determine meeting fees.

(3)	Each of our non-employee Directors satisfies this guideline.

Effective January 1, 2018, the annual cash retainer for non-chairman directors was increased by $25,000, Board meeting fees were increased by $2,000 and Committee meeting fees were increased by $1,000.

Deferred Compensation Plan and Annual Grant of Share Units: Under the Deferred Compensation Plan for Non-Employee Directors (the “Deferred Compensation Plan”), our non-employee directors can elect to defer payment of all or part of their retainers and meeting fees until the director’s death, disability, termination of service as a director or to another date specified by the director. A director who elects to defer payments may have his or her deferred compensation bookkeeping account credited quarterly with interest accrued at an annual rate equal to the six-month U.S. Treasury Bill rate determined at the closest preceding January 1 and July 1 of each year, or may elect to have the payments deferred during a quarter translated into share units. Each share unit is equal in value to one share of our Common Stock and is ultimately paid only in cash. Such payment will be based on the stock’s closing price over a relatively brief period in advance of the payment date(s). If a director defers payments into share units, dividend equivalents in the form of additional share units are credited to the director’s account as of the date of payment of cash dividends on our Common Stock. We have not paid dividends since 2008.

Under the Deferred Compensation Plan, we also provide to each director an annual equity retainer, which is a grant of cash-settled share units. In January 2017, each of our non-management directors was granted share units valued at $100,000, which vested immediately and were settled on February 15, 2018, unless the director elected a later settlement date. The directors could elect to receive payment for vested units in up to ten annual installments beginning shortly after departure from the Board, or on another date specified by the director that was after February 15, 2018. In all cases, the payment was or will be based on the stock’s closing price over a relatively brief period in advance of the payment date(s). Dividend equivalents in the form of additional share units are credited to the director’s account as of the date of payment of cash dividends on our Common Stock.

2017 Director Compensation

The following table shows the compensation paid to each of our non-management directors in 2017. Mr. Sinks, our CEO, was also a director in 2017 but received no compensation for service as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Total Stock Awards ($)(2)	Total ($)
Daniel A. Arrigoni	165,000	100,000	265,000
Cassandra C. Carr	141,000	100,000	241,000
C. Edward Chaplin	139,000	100,000	239,000
Curt S. Culver	250,000	100,000	350,000
Timothy A. Holt	179,000	100,000	279,000
Kenneth M. Jastrow, II	179,000	100,000	279,000
Michael E. Lehman	181,000	100,000	281,000
Gary A. Poliner	186,000	100,000	286,000
Mark M. Zandi	130,000	100,000	230,000

(1)
The following directors elected to defer certain fees shown in this column into share units as described under " — Non-Employee Director Compensation Plan — Deferred Compensation Plan and Annual Grant of Share Units" above: Mr. Chaplin deferred $136,500 of the fees and received 11,467 share units; and Mr. Poliner deferred $26,000 of the fees and received 2,098 share units.

(2)
The amount shown in this column for each director represents the grant date fair value of the annual share unit award granted to non-employee directors in 2017 under our Deferred Compensation Plan, computed in accordance with FASB Accounting Standard Codification (“ASC”) Topic 718. The value of each share unit is equal to the value of our Common Stock on the grant date. See “— Non-Employee Director Compensation Plan — Deferred Compensation Plan and Annual Grant of Share Units” above for more information about these grants.

Mr. Jastrow had 2,000 unvested stock awards outstanding as of December 31, 2017, which represents shares held under our 1993 Restricted Stock Plan for Non-Employee Directors
The aggregate number of vested and unvested stock awards outstanding as of June 1, 2018, for each director, is described under “Stock Ownership” above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding equity compensation plans required by Item 201(d) of Regulation S-K was included in our Annual Report of Form 10-K filed with the SEC February 23, 2018.

STOCK OWNERSHIP

The following table shows the amount of our Common Stock held by persons who were beneficial owners of more than 5% of our shares as of December 31, 2017, based on information filed with the SEC. The "Percent of Class" reflects the percentage of our Common Stock outstanding as of April 16, 2018, represented by such shares.

Name	Shares Beneficially Owned	Percent of Class
The Vanguard Group, Inc.(1) 100 Vanguard Boulevard, Malvern, PA 19355	35,992,659	9.7%
Wellington Management Group LLP(2) 280 Congress Street, Boston, MA 02210	27,855,477	7.5%
BlackRock, Inc.(3) 55 East 52nd Street, New York, NY 10055	24,706,723	6.7%

(1)
The Vanguard Group, Inc. reported ownership as of December 31, 2017, on behalf of itself and certain subsidiaries. It reported that it had sole dispositive power for 35,576,264 shares and shared dispositive power for 416,395 shares. It further reported that it had sole voting power for 407,914 shares and shared voting power for 39,472 shares.

(2)
Wellington Management Group LLP reported ownership as of December 31, 2017, on behalf of itself and several subsidiaries. It reported that it had sole dispositive power for no shares and shared dispositive power for 27,855,477 shares. It further reported that it had sole voting power for no shares and shared voting power for 20,748,603 shares.

(3)
BlackRock, Inc. reported ownership as of December 31, 2017, on behalf of itself and several subsidiaries. It reported that it had sole dispositive power for 24,706,723 shares and shared dispositive power for no shares. It further reported that it had sole voting power for 23,926,557 shares and shared voting power for no shares.

The following table shows the amount of our Common Stock beneficially owned by each of our directors and NEOs, and by all directors and executive officers as a group, as of April 16, 2018. Unless otherwise noted, the persons listed in the table have sole voting and investment power over their shares.

Name of Beneficial Owner	Common Stock Owned Directly(1)	Common Stock Owned Indirectly(2)	Restricted Stock and Common Stock Underlying RSUs(3)	Total Number of Shares Beneficially Owned	Director Deferred Stock Units / Additional Underlying Units	Total Shares Beneficially Owned Plus Underlying Units
Daniel A. Arrigoni	—	20,000	—	20,000	6,325(4)	26,325
Cassandra C. Carr	5,000	—	—	5,000	29,323(4)	34,323
C. Edward Chaplin	10,000	—	—	10,000	49,066(4)	59,066
Curt S. Culver	1,177,005	11,504	—	1,188,509	6,325(4)	1,194,834
Timothy A. Holt	20,000	—	—	20,000	64,672(4)	84,672
Kenneth M. Jastrow, II	1,146	—	31,552	32,698	36,461(4)	69,159
Michael E. Lehman	19,939	—	3,050	22,989	7,706(4)	30,695
Melissa B. Lora	—	—	—	—	6,325(4)	6,325
Gary A. Poliner	—	—	—	—	102,677(4)	102,677
Mark M. Zandi	—	—	—	—	47,833(4)	47,833
Patrick Sinks	1,103,080	10,610	—	1,113,690	732,574(5)	1,846,264
Timothy M. Mattke	250,170	865	—	251,035	251,168(5)	502,203
James J. Hughes	—	115,102		115,102	225,860(5)	340,962
Jeffrey H. Lane	640,878	—	—	640,878	251,168(5)	892,046
Stephen C. Mackey	56,617	—	10,000	66,617	251,168(5)	317,785
All Directors and Executive Officers as a Group (17 Persons)	3,532,930	160,475	44,602	3,738,007(6)	2,392,193	6,130,200

(1)	Includes shares for which investment power is shared as follows: Mr. Mackey — 56,617; and all directors and executive officers as a group — 199,847.

(2)
Includes shares held in our Profit Sharing and Savings Plan as follows: Mr. Sinks — 10,610; Mr. Mattke — 865; Mr. Hughes — 610; and all executive officers as a group — 14,479. Also includes shares held by a family trust affiliated with: Mr. Arrigoni — 20,000; Mr. Culver — 11,504; Mr. Hughes — 114,492; and all directors and executive officers as a group — 145,996.

(3)	Includes:

•
Shares underlying RSUs that were issued to our non-management directors pursuant to our former RSU award program (See “Compensation of Directors — Former RSU Award Program” in our 2015 Proxy Statement filed with the SEC on March 24, 2015 (“our 2015 Proxy Statement”)) and could be settled in shares of Common Stock within 60 days of the record date as follows: Mr. Jastrow — 3,050 and Mr. Lehman — 3,050. Directors have neither voting nor investment power over the shares underlying any of these units.

•
19,769 shares underlying RSUs that are held by Mr. Jastrow under the Deposit Share Program for Non-Employee Directors under our 2002 Stock Incentive Plan (See “Compensation of Directors — Former Deposit Share Program” in our 2015 Proxy Statement) and could be settled in shares of Common Stock within 60 days of the record date. Mr. Jastrow has neither voting nor investment power over the shares underlying any of these units.

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

(4)
Represents share equivalents held under our Deferred Compensation Plan for Non-Employee Directors (See “Compensation of Directors — Deferred Compensation Plan and Annual Grant of Share Units” below) over which the directors have neither voting nor investment power. For all directors and executive officers as a group — 356,713.

(5)	Represents shares underlying stock-settled RSUs that cannot be settled in Common Stock within 60 days of the record date. For all directors and executive officers as a group — 2,035,480.

(6)
As of June 1, 2018, no individual director or executive officer beneficially owned more than 1% of the Common Stock outstanding, and all directors and executive officers as a group beneficially owned 1.0% of the shares of Common Stock outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Among other things, our Code of Business Conduct prohibits us from entering into transactions in which our “Senior Financial Officers,” executive officers, or their respective immediate family members have a material personal financial interest (either directly or through a company with which the officer has a relationship) unless all of the following conditions are satisfied:

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

We have used the law firm of Foley & Lardner LLP as our principal outside legal counsel since the founding of our predecessor company in 1957. Our General Counsel was formerly a partner of that law firm and his wife is currently a partner in that law firm. In 2017, Foley & Lardner was paid $299,773 by us and our consolidated subsidiaries for legal services and in the first three months of 2018, it was paid an additional $72,218. Our Audit Committee has been advised by our General Counsel that his wife does not have a material interest in Foley & Lardner.

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

The Board has determined that all of our directors except for Mr. Culver, our former CEO, and Mr. Sinks, our current CEO, are independent under the Guidelines and the NYSE rules. The Board made its independence determinations by considering whether any disqualifying relationships existed during the periods specified under the Guidelines and the NYSE rules. To determine that there were no material relationships, the Board applied categorical standards that it had adopted and incorporated into our Corporate Governance Guidelines. All independent directors met these standards. Under these standards, a director is not independent if payments under transactions between us and a company of which the director is an executive officer or 10% or greater owner exceeded the greater of $1 million or 1% of the other company’s gross revenues. Payments made to and payments made by us are considered separately, and this quantitative threshold is applied to transactions that occurred in the three most recent fiscal years of the other company. Also under these standards, a director is not independent if during our last three fiscal years the director:

•	was an executive officer of a charity to which we made contributions, or

•	was an executive officer or member of a law firm or investment banking firm providing services to us, or

•	received any direct compensation from us other than as a director, or if during such period a member of the director’s immediate family received compensation from us.

In making its independence determinations, the Board considered payments we made to Moody’s Analytics (of which Dr. Zandi is an executive officer) for research and subscription services for Moody’s Economy.com and related publications, and payments to Moody’s Investors Service for credit rating services. These transactions were below the quantitative threshold contained in our Corporate Governance Guidelines and were entered into in the ordinary course of business by us, Moody’s Analytics and Moody’s Investors Service.

Item 14.	Principal Accountant Fees and Services.

For the years ended December 31, 2017 and 2016, PwC billed us fees for services of the following types:

	2017	2016
Audit Fees	2,200,000	2,135,000
Audit-Related Fees	—	149,838
Tax Fees	35,784	36,074
All Other Fees	104,945	89,970
Total Fees	2,340,729	2,410,882

Audit Fees include PwC’s review of our quarterly financial statements and audit of our year-end financial statements and internal controls over financial reporting. Audit-Related Fees for 2016 represent fees related to debt issuance procedures performed. Tax Fees include a review of our tax returns. All Other Fees for 2017 and 2016 include a SOC 2 report (SOC is an abbreviation for Service Organization Controls) and subscription fees for an online library of financial reporting and assurance literature.

The rules of the SEC regarding auditor independence provide that independence may be impaired if the auditor performs services without the pre-approval of the Audit Committee. The Committee’s policy regarding pre-approval of audit and allowable non-audit services to be provided by the independent auditor includes a list of services that are pre-approved as they become necessary and the Committee’s approving of a schedule of other services expected to be performed during the ensuing year prior to the start of the annual audit engagement. If we desire the auditor to provide a service that is not in either category, the service may be presented for pre-approval by the Committee at its next meeting or may be pre-approved by the Chairperson (or another Committee member designated by the Committee). The Committee member approving the service will be given detail regarding the service equivalent to the detail that would be given to the Committee, and the Committee will be notified of the approved service at its next regularly scheduled meeting. We periodically provide the Committee with information about fees paid for services that have been approved and pre-approved. The Audit Committee pre-approved all of the services that PwC provided in 2017.

Item 15.	Exhibits.

Exhibit Number	Description of Exhibit
31.3	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2018.

MGIC INVESTMENT CORPORATION

/s/ Patrick Sinks
Patrick Sinks
President and Chief Executive Officer