Form 10-Q
period 2018-03-31
MGIC INVESTMENT CORP
filed 2018-05-08
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	April 30, 2018	371,347,632

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

FOR THE QUARTER ENDED MARCH 31, 2018

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
Commercial mortgage-backed securities

/ D
DAC
Deferred insurance policy acquisition costs

Debt-to-income (“DTI”) ratio
The ratio, expressed as a percentage, of a borrowers’ total debt payments to gross income

Direct
When referring to insurance or risk written or in force, “direct” means before giving effect to reinsurance

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

HOPA
Homeowners Protection Act

/ I
IADA
Individual Assistance Disaster Area

MGIC Investment Corporation - Q1 2018 | 4

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

MGIC Investment Corporation - Q1 2018 | 5

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
Residential mortgage-backed securities

/ S
State Capital Requirements
Under certain state regulations, the minimum amount of statutory capital relative to risk in force (or similar measure)

/ T
Tax Act
The U.S. tax reform enacted on December 22, 2017 and commonly referred to as the “Tax Cuts and Jobs Act”
/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW

Underwriting profit
NPE minus incurred losses and underwriting expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation - Q1 2018 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	March 31, 2018	December 31, 2017
ASSETS		(Unaudited)
Investment portfolio:	7 / 8
Fixed income, available for sale, at fair value (amortized cost, 2018 - $4,974,616; 2017 - $4,946,278)		$4,930,063	$4,983,315
Equity securities, at fair value (cost, 2018 - $4,143; 2017 - $7,223)	2 / 7 / 8	4,099	7,246
Other invested assets, at cost	2 / 7 / 8	3,100	—
Total investment portfolio		4,937,262	4,990,561
Cash and cash equivalents		177,488	99,851
Accrued investment income		45,123	46,060
Reinsurance recoverable on loss reserves	4	45,474	48,474
Reinsurance recoverable on paid losses		3,718	3,872
Premiums receivable		52,701	54,045
Home office and equipment, net		48,382	44,936
Deferred insurance policy acquisition costs		18,928	18,841
Deferred income taxes, net	11	211,994	234,381
Other assets		75,273	78,478
Total assets		$5,616,343	$5,619,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	12	$924,171	$985,635
Unearned premiums		397,688	392,934
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	418,848	418,560
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		232,361	255,972
Total liabilities		2,384,940	2,464,973
Contingencies	5
Shareholders’ equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2018 - 371,348; 2017 - 370,567; shares outstanding 2018 - 371,348; 2017 - 370,567)		371,348	370,567
Paid-in capital		1,847,000	1,850,582
Accumulated other comprehensive loss, net of tax		(107,760)	(43,783)
Retained earnings		1,120,815	977,160
Total shareholders’ equity		3,231,403	3,154,526
Total liabilities and shareholders’ equity		$5,616,343	$5,619,499
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2018 | 7

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2018	2017
Revenues:
Premiums written:
Direct		$270,034	$265,823
Assumed		92	1,288
Ceded	4	(33,220)	(30,409)
Net premiums written		236,906	236,702
Increase in unearned premiums, net		(4,799)	(7,599)
Net premiums earned		232,107	229,103
Investment income, net of expenses		32,121	29,477
Net realized investment losses	7	(329)	(125)
Other revenue		1,871	2,425
Total revenues		265,770	260,880

Losses and expenses:
Losses incurred, net	12	23,850	27,619
Amortization of deferred policy acquisition costs		2,572	2,230
Other underwriting and operating expenses, net		46,090	40,765
Interest expense		13,233	16,309
Total losses and expenses		85,745	86,923
Income before tax		180,025	173,957
Provision for income taxes	11	36,388	84,159
Net income		$143,637	$89,798

Earnings per share:
Basic	6	$0.39	$0.26
Diluted	6	$0.38	$0.24

Weighted average common shares outstanding - basic	6	370,908	341,009
Weighted average common shares outstanding - diluted	6	391,562	402,175

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2018 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2018	2017
Net income		$143,637	$89,798
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	(64,453)	12,121
Benefit plan adjustments		494	(153)
Foreign currency translation adjustment		—	31
Other comprehensive (loss) income, net of tax		(63,959)	11,999
Comprehensive income		$79,678	$101,797

See accompanying notes to consolidated financial statements

MGIC Investment Corporation - Q1 2018 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2018	2017
Common stock
Balance, beginning of period		$370,567	$359,400
Net common stock issued under share-based compensation plans		781	771
Balance, end of period		371,348	360,171

Paid-in capital
Balance, beginning of period		1,850,582	1,782,337
Net common stock issued under share-based compensation plans		(8,854)	(7,493)
Equity compensation		5,272	3,461
Balance, end of period		1,847,000	1,778,305

Treasury stock
Balance, beginning of period		—	(150,359)
Balance, end of period		—	(150,359)

Accumulated other comprehensive (loss) income
Balance, beginning of period	2	(43,801)	(75,100)
Other comprehensive income, net of tax	9	(63,959)	11,999
Balance, end of period		(107,760)	(63,101)

Retained earnings
Balance, beginning of period	2	977,178	632,717
Net income		143,637	89,798
Balance, end of period		1,120,815	722,515

Total shareholders’ equity		$3,231,403	$2,647,531

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2018 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$143,637	$89,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,833	17,079
Deferred tax expense	39,388	48,932
Net realized investment losses	329	125
Change in certain assets and liabilities:
Accrued investment income	937	287
Reinsurance recoverable on loss reserves	3,000	3,835
Reinsurance recoverable on paid losses	154	(165)
Premium receivable	1,344	485
Deferred insurance policy acquisition costs	(87)	(477)
Profit commission receivable	377	(3,395)
Loss reserves	(61,464)	(103,771)
Unearned premiums	4,754	7,585
Return premium accrual	(5,500)	(4,800)
Income taxes payable - current	(3,117)	34,654
Other, net	(5,619)	(12,703)
Net cash provided by operating activities	133,966	77,469

Cash flows from investing activities:
Purchases of investments:
Fixed income securities	(209,477)	(187,077)
Equity securities	(20)	(19)
Proceeds from sales of fixed income securities	10,844	33,980
Proceeds from maturity of fixed income securities	155,605	199,234
Net increase in payable for securities	—	10,336
Additions to property and equipment	(5,208)	(4,014)
Net cash (used in) provided by investing activities	(48,256)	52,440

Cash flows from financing activities:
Proceeds from revolving credit facility	—	150,000
Payment of debt issuance costs	—	(1,523)
Payment of withholding taxes related to share-based compensation net share settlement	(8,073)	(6,722)
Net cash (used in) provided by financing activities	(8,073)	141,755
Net increase in cash and cash equivalents	77,637	271,664
Cash and cash equivalents at beginning of period	99,851	155,410
Cash and cash equivalents at end of period	$177,488	$427,074

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2018 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1. Nature of Business and Basis of Presentation
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. An insurance subsidiary of MGIC provides credit insurance for certain mortgages under Fannie Mae and Freddie Mac (the “GSEs”) credit risk transfer programs.

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2018.

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. We operate under the Private Mortgage Insurer Eligibility Requirements ("PMIERs") of the GSEs that became effective December 31, 2015 and which have been amended from time to time. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions and subject to a floor amount). Based on our interpretation of the PMIERs, as of March 31, 2018, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2017 amounts have been made in the accompanying financial statements to conform to the 2018 presentation.

Subsequent events
We have considered subsequent events through the date of this filing.

Share repurchase program
On April 26, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation - Q1 2018 | 12

Note 2. New Accounting Pronouncements
Accounting standards effective in 2018, or early adopted, and relevant to our financial statements
Table 2.1 shows the relevant amendments to accounting standards that have been implemented for the fiscal year beginning January 1, 2018; none had a material impact on our consolidated financial statements or disclosures.

	Table	2.1
Standard / Interpretation					Effective date
Amended Standards
	ASC 718		Compensation - Stock Compensation
			•	ASU 2017-09 - Scope of Modification Accounting	January 1, 2018
	ASC 310		Receivables - Nonrefundable Fees and Other Costs
			•	ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
	ASC 715		Compensation - Retirement Benefits
			•	ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	January 1, 2018
	ASC 825		Financial Instruments - Overall
			•	ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018

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

◦	Adoption impact: The adoption of this guidance had no impact on our consolidated financial statements or disclosures.

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

◦	Adoption impact: We adopted this guidance as of January 1, 2018 with no impact to our consolidated financial statements or disclosures as our accounting practice adhered to the updated guidance.

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

MGIC Investment Corporation - Q1 2018 | 13

should be presented in an employer’s statement of operations and does not require entities to disclose by line item the amount of net benefit cost that is included in the statement of operations. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.

◦
Adoption impact: The adoption of this guidance had no impact on our consolidated financial statements or disclosures as the service cost component is reported in the same financial statement caption as other compensation costs and we do not present a subtotal of income outside of income from operations. The service cost component of our benefit plans is disclosed in Note 10 - “Benefit Plans” to our consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Further, the updated guidance clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entities’ other deferred tax assets. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and will require recognition of a cumulative effect adjustment at adoption.

◦
Adoption impact: The adoption of this guidance resulted in an immaterial cumulative effect adjustment to our 2018 beginning accumulated other comprehensive (loss) income and retained earnings to recognize unrealized gains on equity investments. At December 31, 2017, equity investments were classified as available-for-sale on the consolidated balance sheet. Upon adoption the updated guidance eliminated the available-for-sale balance sheet classification for equity securities.

In February 2018, the FASB issued a separate update for technical corrections and improvements to clarify certain aspects of the guidance issued above. This update clarifies the presentation of investments in Federal Home Loan Bank stock and prohibits the investment from being shown with equity securities.

◦
Adoption impact: As of March 31, 2018, the value of our investment in Federal Home Loan Bank of Chicago (“FHLB”) stock, which is carried at cost, is presented within “Other invested assets” on our consolidated balance sheet.

Prospective Accounting Standards
Table 2.2 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

	Table	2.2
Standard / Interpretation					Effective date
Amended Standards
	ASC 326		Financial Instruments - Credit Losses
			•	ASU 2016-13 - Measurement of Credit Losses on Financial Instruments	January 1, 2020

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

MGIC Investment Corporation - Q1 2018 | 14

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

Note 3. Debt
Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of March 31, 2018 and December 31, 2017 are presented in table 3.1 below.

	Table	3.1
Long-term debt obligations	(In millions)		March 31, 2018	December 31, 2017
	FHLB Advance		$155.0	$155.0
	5.75% Notes		425.0	425.0
	9% Debentures (1)		256.9	256.9
	Long-term debt, par value		836.9	836.9
	Debt issuance costs		(6.2)	(6.5)
	Long-term debt, carrying value		$830.7	$830.4

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

The 5.75% Notes, 9% Debentures, and any amounts drawn on our revolving credit facility, are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. In addition to interest on amounts drawn, the unused portion of our revolving credit facility is subject to recurring commitment fees, which is charged to interest expense. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

Table 3.2 below presents interest payments on our debt obligations.

	Table	3.2
Interest payments on debt obligations			Three Months Ended March 31,
	(In millions)		2018	2017
	Revolving credit facility		$0.2	$—
	FHLB Advance		0.7	0.7
	5.75% Notes		12.2	12.9
	Total interest payments		$13.1	$13.6

MGIC Investment Corporation - Q1 2018 | 15

Note 4. Reinsurance
The reinsurance agreements we have entered into, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

	Table	4.1
Reinsurance			Three Months Ended March 31,
	(In thousands)		2018	2017
	Premiums earned:
	Direct		$265,251	$259,428
	Assumed		121	98
	Ceded		(33,265)	(30,423)
	Net premiums earned		$232,107	$229,103

	Losses incurred:
	Direct		$31,501	$32,413
	Assumed		90	105
	Ceded		(7,741)	(4,899)
	Losses incurred, net		$23,850	$27,619

Quota share reinsurance
We utilize quota share reinsurance to manage our exposure to losses resulting from our mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. Each of the reinsurers under our QSR Transactions has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both.

2018 QSR Transaction. We entered into a 2018 QSR Transaction with a group of unaffiliated reinsurers to manage our exposure to losses resulting from the covered mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. The 2018 QSR Transaction has an effective date of January 1, 2018, and provides coverage on new business written in 2018 that meets certain eligibility requirements. Under the 2018 QSR Transaction, we will cede losses incurred and premiums on or after the effective date through December 31, 2029, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021, and annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

The structure of the 2018 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2018 QSR Transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 62%.

2015 and 2017 QSR Transactions.
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

MGIC Investment Corporation - Q1 2018 | 16

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

Table 4.2 below presents a summary of our quota share reinsurance agreements, excluding captive agreements (which were immaterial), for the three months ended March 31, 2018 and 2017.

	Table	4.2
Quota share reinsurance			Three Months Ended March 31,
	(In thousands)		2018	2017
	Ceded premiums written and earned, net of profit commission (1)		$33,036	$28,895
	Ceded losses incurred		7,788	4,687
	Ceding commissions (2)		12,645	12,003
	Profit commission		30,189	31,117

(1)	Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of QSR Transactions, ceded premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premium due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $43.5 million as of March 31, 2018 and $39.3 million as of December 31, 2017. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In each of 2017 and the first quarter of 2018, curtailments reduced our average claim paid by approximately 5.6% and 7.3%, respectively.

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

MGIC Investment Corporation - Q1 2018 | 17

to implement settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $282 million, although we believe (but can give no assurance that) we will ultimately resolve these matters for significantly less than this amount. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.
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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2017 and the first three months of 2018 was immaterial to our consolidated financial statements.

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

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. During the quarter ended March 31, 2018, we had 9% Debentures outstanding that could result in potentially issuable shares. For purposes of calculating basic and diluted EPS, vested restricted stock and restricted stock units ("RSUs") are considered outstanding.

MGIC Investment Corporation - Q1 2018 | 18

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

	Table	6.1
Earnings per share			Three Months Ended March 31,
	(In thousands, except per share data)		2018	2017
	Basic earnings per share:
	Net income		$143,637	$89,798
	Weighted average common shares outstanding - basic		370,908	341,009
	Basic earnings per share		$0.39	$0.26

	Diluted earnings per share:
	Net income		$143,637	$89,798
	Interest expense, net of tax (1):
	2% Notes		—	823
	5% Notes		—	1,282
	9% Debentures		4,566	3,757
	Diluted income available to common shareholders		$148,203	$95,660

	Weighted average common shares outstanding - basic		370,908	341,009
	Effect of dilutive securities:
	Unvested RSUs		1,626	1,488
	2% Notes		—	29,859
	5% Notes		—	10,791
	9% Debentures		19,028	19,028
	Weighted average common shares outstanding - diluted		391,562	402,175
	Diluted earnings per share		$0.38	$0.24

(1)	The three months ended March 31, 2018 and 2017 were tax effected at a rate of 21% and 35%, respectively.

Note 7. Investments
Fixed maturities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at March 31, 2018 and December 31, 2017 are shown in tables 7.1a and 7.1b below.

	Table	7.1a
Details of fixed income investments by category - current year			March 31, 2018
	(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$191,018	$256	$(2,212)	$189,062
	Obligations of U.S. states and political subdivisions		2,093,901	27,926	(19,130)	2,102,697
	Corporate debt securities		2,087,977	1,921	(33,819)	2,056,079
	Asset backed securities (“ABS”)		9,451	—	(29)	9,422
	Residential mortgage backed securities (“RMBS”)		182,050	48	(10,558)	171,540
	Commercial mortgage backed securities (“CMBS”)		302,434	722	(9,800)	293,356
	Collateralized loan obligations (“CLO”)		107,785	163	(41)	107,907
	Total fixed income securities		4,974,616	31,036	(75,589)	4,930,063

MGIC Investment Corporation - Q1 2018 | 19

	Table	7.1b
Details of fixed income investments by category - prior year-end			December 31, 2017
	(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$179,850	$274	$(1,278)	$178,846
	Obligations of U.S. states and political subdivisions		2,105,063	56,210	(8,749)	2,152,524
	Corporate debt securities		2,065,475	10,532	(9,169)	2,066,838
	ABS		4,925	—	(2)	4,923
	RMBS		189,153	60	(7,364)	181,849
	CMBS		301,014	1,204	(4,906)	297,312
	CLOs		100,798	304	(79)	101,023
	Total fixed income securities		4,946,278	68,584	(31,547)	4,983,315

(1)	At March 31, 2018 and December 31, 2017, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The amortized cost and fair values of fixed income securities at March 31, 2018, by contractual maturity, are shown in table 7.2 below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

	Table	7.2
Fixed income securities maturity schedule			March 31, 2018
	(In thousands)		Amortized Cost	Fair Value
	Due in one year or less		$650,415	$649,088
	Due after one year through five years		1,507,245	1,487,678
	Due after five years through ten years		909,711	893,329
	Due after ten years		1,305,525	1,317,743
			$4,372,896	$4,347,838

	ABS		9,451	9,422
	RMBS		182,050	171,540
	CMBS		302,434	293,356
	CLOs		107,785	107,907
	Total as of March 31, 2018		$4,974,616	$4,930,063

Proceeds from sales of fixed income securities classified as available-for-sale were $10.8 million and $34.0 million during the three months ended March 31, 2018 and 2017, respectively. Gross gains of $0.1 million and $0.2 million and gross losses of $0.3 million and $0.3 million were realized on those sales during the three months ended March 31, 2018 and 2017, respectively.

MGIC Investment Corporation - Q1 2018 | 20

Equity securities
The cost and fair value of investments in equity securities at March 31, 2018 and December 31, 2017 are shown in tables 7.3a and 7.3b below. As described in Note 2 - “New Accounting Pronouncements,” updated guidance regarding the “Recognition and Measurement of Financial Assets and Financial Liabilities” became effective on January 1, 2018, which prohibits our investment in FHLB stock from being presented with equity securities. The amount of our FHLB stock investment has been reclassified and presented in “Other invested assets” on our consolidated balance sheet as of March 31, 2018.

	Table	7.3a
Details of equity security investments - current year			March 31, 2018
	(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
	Equity securities		$4,143	$8	$(52)	$4,099

	Table	7.3b
Details of equity security investments - prior year-end			December 31, 2017
	(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
	Equity securities		$7,223	$39	$(16)	$7,246

For the three months ended March 31, 2018, we recognized $0.1 million of net losses on equity securities still held as of March 31, 2018.

Other invested assets
Other invested assets include an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at least at 102% of the outstanding principal balance. As of March 31, 2018, that collateral consisting of fixed income securities is included in our total investment portfolio amount with a total fair value of $165.6 million.

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

	Table	7.4a
Investments unrealized losses - current year			March 31, 2018
			Less Than 12 Months		12 Months or Greater		Total
	(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$77,510	$(1,532)	$31,491	$(680)	$109,001	$(2,212)
	Obligations of U.S. states and political subdivisions		905,755	(11,622)	201,094	(7,508)	1,106,849	(19,130)
	Corporate debt securities		1,743,627	(26,797)	148,468	(7,022)	1,892,095	(33,819)
	ABS		9,423	(29)	—	—	9,423	(29)
	RMBS		14,226	(416)	156,842	(10,142)	171,068	(10,558)
	CMBS		114,206	(2,162)	126,941	(7,638)	241,147	(9,800)
	CLOs		—	—	1,936	(41)	1,936	(41)
	Total		$2,864,747	$(42,558)	$666,772	$(33,031)	$3,531,519	$(75,589)

MGIC Investment Corporation - Q1 2018 | 21

	Table	7.4b
Investments unrealized losses - prior year-end			December 31, 2017
			Less Than 12 Months		12 Months or Greater		Total
	(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$144,042	$(796)	$31,196	$(482)	$175,238	$(1,278)
	Obligations of U.S. states and political subdivisions		505,311	(3,624)	211,684	(5,125)	716,995	(8,749)
	Corporate debt securities		932,350	(4,288)	200,716	(4,881)	1,133,066	(9,169)
	ABS		4,923	(2)	—	—	4,923	(2)
	RMBS		14,979	(280)	166,329	(7,084)	181,308	(7,364)
	CMBS		51,096	(358)	138,769	(4,548)	189,865	(4,906)
	CLOs		14,243	(7)	3,568	(72)	17,811	(79)
	Equity securities		226	(2)	431	(14)	657	(16)
	Total		$1,667,170	$(9,357)	$752,693	$(22,206)	$2,419,863	$(31,563)
The unrealized losses in all categories of our investments at March 31, 2018 and December 31, 2017 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. There were 788 and 586 securities in an unrealized loss position at March 31, 2018 and December 31, 2017, respectively. During each of the three months ended March 31, 2018 and 2017 there were no other-than-temporary impairments (“OTTI”) recognized.

Note 8. Fair Value Measurements
Recurring fair value measurements
In accordance with fair value accounting guidance, we applied the following fair value hierarchy to measure fair value for assets and liabilities:

Level 1 - Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include U.S. Treasury securities and equity securities.

Level 2 - Quoted prices for similar instruments in active markets that we can access; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the instrument. The observable inputs are used in valuation models to calculate the fair value based on the type of instrument. Financial assets utilizing Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-backed securities, asset-backed securities, and most municipal bonds.

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

MGIC Investment Corporation - Q1 2018 | 22

Assets measured at fair value, by hierarchy level, as of March 31, 2018 and December 31, 2017 as shown in tables 8.1a and 8.1b below are estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

	Table	8.1a
Fair value hierarchy - current year			March 31, 2018
	(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$189,062	$81,418	$107,644	$—
	Obligations of U.S. states and political subdivisions		2,102,697	—	2,102,443	254
	Corporate debt securities		2,056,079	—	2,056,079	—
	ABS		9,422	—	9,422	—
	RMBS		171,540	—	171,540	—
	CMBS		293,356	—	293,356	—
	CLOs		107,907	—	107,907	—
	Total fixed income securities		4,930,063	81,418	4,848,391	254
	Equity securities (1)		4,099	2,931	—	1,168
	Total investments at fair value		$4,934,162	$84,349	$4,848,391	$1,422
	Real estate acquired (2)		$10,078	$—	$—	$10,078

(1)
Equity securities in Level 3 are carried at cost, which approximates fair value. See “Reconciliations of Level 3 assets” below for information regarding a change in presentation of amounts previously included in Level 3 Equity securities.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

	Table	8.1b
Fair value hierarchy - prior year-end			December 31, 2017
	(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$178,846	$81,598	$97,248	$—
	Obligations of U.S. states and political subdivisions		2,152,524	—	2,152,253	271
	Corporate debt securities		2,066,838	—	2,066,838	—
	ABS		4,923	—	4,923	—
	RMBS		181,849	—	181,849	—
	CMBS		297,312	—	297,312	—
	CLOs		101,023	—	101,023	—
	Total fixed income securities		4,983,315	81,598	4,901,446	271
	Equity securities (1)		7,246	2,978	—	4,268
	Total investments at fair value		$4,990,561	$84,576	$4,901,446	$4,539
	Real estate acquired (2)		$12,713	$—	$—	$12,713

(1)	Equity securities in Level 3 are carried at cost, which approximates fair value.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

MGIC Investment Corporation - Q1 2018 | 23

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2018 and 2017 is shown in tables 8.2a and 8.2b below. As described in Note 2 - “New Accounting Pronouncements,” updated guidance regarding the Recognition and Measurement of Financial Assets and Financial Liabilities became effective on January 1, 2018, which requires that our investment in FHLB stock not be presented with equity securities. Prior to the updated guidance, our FHLB stock was included in our Level 3 equity securities. As shown in table 8.2a below, for the three months ended March 31, 2018, we have transferred our FHLB stock out of Level 3 assets, and they are carried at cost, which approximates fair value on our consolidated balance sheet as of March 31, 2018. The amount of FHLB stock is presented in “Other invested assets” as of March 31, 2018. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

	Table	8.2a
Development of assets and liabilities classified within level 3 - current year quarter			Three Months Ended March 31, 2018
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2017		$271	$4,268	$4,539	$12,713
	Transfers out of Level 3		—	(3,100)	(3,100)	—
	Total realized/unrealized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	341
	Purchases		—	—	—	5,894
	Sales		(17)	—	(17)	(8,870)
	Balance at March 31, 2018		$254	$1,168	$1,422	$10,078

	Table	8.2b
Development of assets and liabilities classified within level 3 - prior year quarter			Three Months Ended March 31, 2017
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2016		$691	$4,268	$4,959	$11,748
	Total realized/unrealized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(163)
	Purchases		—	—	—	8,683
	Sales		(8)	—	(8)	(9,538)
	Balance at March 31, 2017		$683	$4,268	$4,951	$10,730
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

Financial liabilities not measured at fair value
We incur financial liabilities in the normal course of our business. Table 8.3 presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at March 31, 2018 and December 31, 2017. The fair values of our 5.75% Notes and 9% Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements. In all cases the fair values of the financial liabilities below are categorized as Level 2.

MGIC Investment Corporation - Q1 2018 | 24

	Table	8.3
Fair value measurements - liabilities			March 31, 2018		December 31, 2017
	(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
	FHLB Advance		155,000	149,756	$155,000	$152,124
	5.75% Notes		418,848	446,730	418,560	465,473
	9% Debentures		256,872	350,897	256,872	353,507
	Total financial liabilities		$830,720	$947,383	$830,432	$971,104

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 are included in table 9.1 below.

	Table	9.1
Components of other comprehensive (loss) income			Three Months Ended March 31,
	(In thousands)		2018	2017
	Net unrealized investment (losses) gains arising during the period		$(81,587)	$18,647
	Income tax benefit (expense)		17,134	(6,526)
	Net of taxes		(64,453)	12,121

	Net changes in benefit plan assets and obligations		625	(234)
	Income tax (expense) benefit		(131)	81
	Net of taxes		494	(153)

	Net changes in unrealized foreign currency translation adjustment		—	45
	Income tax (expense)		—	(14)
	Net of taxes		—	31

	Total other comprehensive (loss) income		(80,962)	18,458
	Total income tax benefit (expense)		17,003	(6,459)
	Total other comprehensive (loss) income, net of tax		$(63,959)	$11,999

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive loss (“AOCL”) to our consolidated statements of operations for the three months ended March 31, 2018 and 2017 are included in table 9.2 below.

	Table	9.2
Reclassifications from AOCL			Three Months Ended March 31,
	(In thousands)		2018	2017
	Reclassification adjustment for net realized (losses) gains (1)		$(91)	$(747)
	Income tax benefit		19	261
	Net of taxes		(72)	(486)

	Reclassification adjustment related to benefit plan assets and obligations (2)		(625)	234
	Income tax benefit (expense)		131	(81)
	Net of taxes		(494)	153

	Total reclassifications		(716)	(513)
	Total income tax benefit		150	180
	Total reclassifications, net of tax		$(566)	$(333)

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation - Q1 2018 | 25

A rollforward of AOCL for the three months ended March 31, 2018, including amounts reclassified from AOCL, are included in table 9.3 below.

	Table	9.3
Rollforward of AOCL			Three Months Ended March 31, 2018
	(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Total AOCL
	Balance, December 31, 2017, net of tax		$29,257	$(73,058)	$(43,801)
	Other comprehensive income before reclassifications		(64,525)	—	(64,525)
	Less: Amounts reclassified from AOCL		(72)	(494)	(566)
	Balance, March 31, 2018, net of tax		$(35,196)	$(72,564)	$(107,760)

Note 10. Benefit Plans
Table 10.1 provides the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2018 and 2017.

	Table	10.1
Components of net periodic benefit cost			Three Months Ended March 31,
			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
	(In thousands)		2018	2017	2018	2017
	Service cost		$2,562	$2,294	$270	$187
	Interest cost		3,782	3,858	214	167
	Expected return on plan assets		(5,570)	(5,036)	(1,588)	(1,312)
	Recognized net actuarial loss		1,785	1,535	(46)	—
	Amortization of prior service cost		(87)	(107)	(1,026)	(1,662)
	Net periodic benefit cost (benefit)		$2,472	$2,544	$(2,176)	$(2,620)

We currently intend to make contributions totaling $11 million to our qualified pension plan and supplemental executive retirement plan in 2018.

Note 11. Income Taxes
We have approximately $585.7 million of net operating loss (“NOL”) carryforwards as of March 31, 2018. Any unutilized carryforwards are scheduled to expire at the end of tax years 2032 through 2033.

We evaluate the realizability of our deferred tax assets including our NOL carryforwards on a quarterly basis. Based on our analysis, we have concluded that all of our deferred tax assets are fully realizable and therefore no valuation allowance existed at March 31, 2018 and December 31, 2017.

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

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at March 31, 2018, there would also be interest related to these matters of approximately $209.7 million.

MGIC Investment Corporation - Q1 2018 | 26

In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of March 31, 2018, those state taxes and interest would approximate $87.4 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of March 31, 2018 is $143.7 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.

We reached agreement with the IRS to settle all issues in the case and the IRS subsequently submitted documentation reflecting the terms of the agreement to the Joint Committee on Taxation (“JCT”) for its review, which must be performed before a settlement can be completed. In the second quarter of 2018, we were notified that the JCT had no objection to the terms of the agreement and that the IRS was working toward finalizing the matter. The expected impact of the agreed upon settlement was previously reflected in our consolidated financial statements.

Although we expect the settlement to be completed, should a settlement not be completed, ongoing litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We would need to make further adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see Note 15 - “Statutory Information.”

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue that would affect our effective tax rate is $125.0 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of March 31, 2018 and December 31, 2017, we had accrued $52.9 million and $52.0 million, respectively, for the payment of interest.

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

The “Losses incurred” section of table 12.1 below shows losses incurred on delinquencies that occurred in the current year and in prior years. The amount of losses incurred relating to delinquencies that occurred in the current year represents the estimated amount to be ultimately paid on such delinquencies. The amount of losses incurred relating to delinquencies that occurred in prior years represents the difference between the actual claim rate and severity associated with those delinquencies resolved in the current year compared to the estimated claim rate and severity at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on delinquencies continuing from the end of the prior year. This re-estimation of the claim rate and severity is the result of our review of current trends in the delinquent inventory, such as percentages of

MGIC Investment Corporation - Q1 2018 | 27

delinquencies that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of delinquencies by geography and changes in average loan exposure.

Losses incurred on delinquencies that occurred in the current year decreased in the first three months of 2018 compared to the same period in 2017, primarily due to a decrease in the estimated claim rate on recently reported delinquencies and a decrease in the number of new delinquencies, net of related cures.

For the three months ended March 31, 2018 and 2017, we experienced favorable loss reserve development on previously received delinquencies, in large part, due to the resolution of approximately 31% and 29%, respectively, of the prior year delinquent inventory, with improved cure rates. The favorable loss reserve development resulting from a reduction in the estimated claim rate was partially offset in each of the three months ended March 31, 2018 and 2017 by an increase in our severity assumption on previously received delinquencies.

The “Losses paid” section of table 12.1 below shows the amount of losses paid on delinquent notices received in the current year and losses paid on delinquent notices received in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, we have experienced a decline in the average time servicers are utilizing to process foreclosures, which has reduced the average time to receive a claim associated with new delinquent notices that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity.

During the first three months of 2018, our losses paid included $7 million paid upon commutation of coverage on pools of non-performing loans (“NPLs”). The commutations reduced our delinquent inventory by 224 delinquencies. These commutations had no material impact on our losses incurred, net.

Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $56 million and $61 million at March 31, 2018 and December 31, 2017, respectively.

MGIC Investment Corporation - Q1 2018 | 28

Table 12.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2018 and 2017.

	Table	12.1
Development of reserves for losses and loss adjustment expenses			Three Months Ended March 31,
	(In thousands)		2018	2017
	Reserve at beginning of period		$985,635	$1,438,813
	Less reinsurance recoverable		48,474	50,493
	Net reserve at beginning of period		937,161	1,388,320

	Losses incurred:
	Losses and LAE incurred in respect of delinquency notices received in:
	Current year		59,070	80,416
	Prior years (1)		(35,220)	(52,797)
	Total losses incurred		23,850	27,619

	Losses paid:
	Losses and LAE paid in respect of delinquency notices received in:
	Current year		95	331
	Prior years		81,983	127,224
	Reinsurance terminations		236	—
	Total losses paid		82,314	127,555
	Net reserve at end of period		878,697	1,288,384
	Plus reinsurance recoverables		45,474	46,658
	Reserve at end of period		$924,171	$1,335,042

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first three months of 2018 and 2017 is reflected in table 12.2 below.

	Table	12.2
Reserve development on previously received delinquencies			Three Months Ended March 31,
	(in millions)		2018	2017
	Decrease in estimated claim rate on primary defaults		$(47)	$(54)
	Increase in estimated severity on primary defaults		16	4
	Change in estimates related to pool reserves, LAE reserves and reinsurance		(4)	(3)
	Total prior year loss development (1)		$(35)	$(53)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Default inventory
A rollforward of our primary delinquent inventory for the three months ended March 31, 2018 and 2017 appears in table 12.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the accuracy of the data provided by servicers, the number of business days in a month, transfers of servicing between loan servicers and whether all servicers have provided the reports in a given month.

MGIC Investment Corporation - Q1 2018 | 29

	Table	12.3
Delinquent inventory rollforward			Three Months Ended March 31,
			2018	2017
	Delinquent inventory at beginning of period		46,556	50,282
	New notices		14,623	14,939
	Cures		(18,073)	(17,128)
	Paids (including those charged to a deductible or captive)		(1,571)	(2,635)
	Rescissions and denials		(68)	(95)
	Other items removed from inventory		(224)	(14)
	Delinquent inventory at end of period		41,243	45,349
The decrease in the primary delinquent inventory experienced during 2018 and 2017 was generally across all markets and primarily in book years 2008 and prior. Historically as a default ages it becomes more likely to result in a claim.

Hurricane activity
New delinquent notice activity increased in the fourth quarter of 2017 because of hurricane activity that primarily impacted Puerto Rico, Texas, and Florida in the third quarter of 2017. In response to the hurricanes, the Federal Emergency Management Agency has declared Individual Assistance Disaster Areas (“IADA”), and during the fourth quarter of 2017 we received 9,294 new notices from the IADA. As a result, the number of loans delinquent three months or less was a higher percentage of our total inventory as of December 31, 2017 than it had been as of March 31, 2017. Many of the loans in the IADA first reported as delinquent in the fourth quarter of 2017 remained delinquent through the period ending March 31, 2018 and are shown as 4-11 months delinquent in table 12.4 below. Correspondingly, the combined number of loans in our delinquent inventory with up to eleven missed payments was elevated as of December 31, 2017, compared to March 31, 2017, and remained elevated as of March 31, 2018 as shown in table 12.5 below.

Table 12.4 below shows the number of consecutive months a borrower is delinquent.

	Table	12.4
Delinquent inventory - consecutive months in default			March 31, 2018		December 31, 2017		March 31, 2017
	3 months or less		8,770	21%	17,119	37%	9,184	20%
	4-11 months		16,429	40%	12,050	26%	13,617	30%
	12 months or more (1) (2)		16,044	39%	17,387	37%	22,548	50%
	Total primary delinquent inventory		41,243	100%	46,556	100%	45,349	100%

	Primary claims received inventory included in ending delinquent inventory:		819	2%	954	2%	1,390	3%

(1)
Approximately 44%, 45%, and 48% of the primary delinquent inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

(2)
The majority of items removed from our delinquent inventory were due to commutations of NPLs during the three months ended March 31, 2018 were delinquent for 12 consecutive months or more as of December 31, 2017.

MGIC Investment Corporation - Q1 2018 | 30

The number of months a loan is in the delinquent inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. Table 12.5 below shows the number of payments that a borrower is delinquent.

	Table	12.5
Delinquent inventory - number of payments delinquent			March 31, 2018		December 31, 2017		March 31, 2017
	3 payments or less		16,023	39%	21,678	46%	15,692	35%
	4-11 payments		13,734	33%	12,446	27%	12,275	27%
	12 payments or more (1) (2)		11,486	28%	12,432	27%	17,382	38%
	Total primary delinquent inventory		41,243	100%	46,556	100%	45,349	100%

(1)
Approximately 42%, 43%, and 45% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

(2)	The majority of items removed from our delinquent inventory were due to commutations of NPLs during the three months ended March 31, 2018 had 12 or more payments delinquent as of December 31, 2017.

Pool insurance delinquent inventory decreased to 1,200 at March 31, 2018 from 1,309 at December 31, 2017, and 1,714 at March 31, 2017.

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

Note 13. Shareholders’ Equity
Change in accounting principle
As described in Note 2 - “New Accounting Pronouncements,” during the first quarter of 2018 the updated guidance of “Recognition and Measurement of Financial Assets and Financial Liabilities” became effective. The application of this guidance resulted in an immaterial cumulative effect adjustment to our 2018 beginning accumulated other comprehensive (loss) income and retained earnings to recognize unrealized gains on equity securities.

Shareholders Rights Agreement
Our Amended and Restated Rights Agreement dated July 23, 2015 (“the 2015 Agreement”) seeks to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

Under the 2015 Agreement, each outstanding share of our Common Stock is accompanied by one Right. The “Distribution Date” occurs on the earlier of ten days after a public announcement that a person has become an “Acquiring Person,” or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an “Acquiring Person.” An “Acquiring Person” is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-tenth of one share of our Common Stock at a Purchase Price of $45 per full share (equivalent to $4.50 for each one-tenth share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal

MGIC Investment Corporation - Q1 2018 | 31

to twice the Purchase Price. The Rights will expire on August 1, 2018, or earlier as described in the 2015 Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

On April 26, 2018, our Board of Directors approved amendments to the 2015 Agreement described above (as amended and restated, the “2018 Agreement”). The only material amendment made to the 2015 Agreement was an extension of the final expiration date until March 1, 2020. The approval and effectiveness of the 2018 Agreement is subject to shareholder approval at the Annual Meeting of Shareholders, scheduled to be held in July 2018. Until such shareholder approval, the 2015 Rights Agreement remains in effect.

Note 14. Share-Based Compensation
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years.

Table 14.1 shows the number of shares granted to employees and the weighted average fair value per share during the periods presented (shares in thousands).

	Table	14.1
Restricted stock grants			Three months ended March 31,
			2018		2017
			Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
	RSUs subject to performance conditions		1,239	$15.80	1,237	$10.41
	RSUs subject only to service conditions		412	15.71	395	10.41

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

At March 31, 2018, MGIC’s risk-to-capital ratio was 9.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.2 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At March 31, 2018, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 10.3 to 1. Reinsurance agreements with an affiliate permit MGIC to write insurance

MGIC Investment Corporation - Q1 2018 | 32

with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliate, additional capital contributions to the reinsurance affiliate could be needed.
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

Dividend restrictions
In the first quarter of 2018, MGIC paid a $50 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without such dividends being subject to regulatory disapproval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered. For the year ended December 31, 2017, MGIC’s statutory net income was reduced by $473 million to account for the increase in contingency reserves.

MGIC Investment Corporation - Q1 2018 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2018. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors contained in Item 1A discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

Through our subsidiary MGIC, we are a leading provider of PMI in the United States, as measured by $197.5 billion of primary IIF at March 31, 2018.

MGIC Investment Corporation - Q1 2018 | 34

Overview

Summary financial results of MGIC Investment Corporation		Three Months Ended March 31,
	(In millions, except per share data, unaudited)	2018	2017	% Change
	Selected statement of operations data
	Total revenues	$265.8	$260.9	2
	Losses incurred, net	23.9	27.6	(13)
	Other underwriting and operating expenses, net	46.1	40.8	13
	Income before tax	180.0	174.0	3
	Provision for income taxes	36.4	84.2	(57)
	Net income	143.6	89.8	60
	Diluted income per share	$0.38	$0.24	58

	Non-GAAP Financial Measures (1)
	Adjusted pre-tax operating income	$180.4	$174.1	4
	Adjusted net operating income	144.6	117.1	23
	Adjusted net operating income per diluted share	$0.38	$0.31	23
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of first quarter 2018 results
Comparative quarterly results
We recorded first quarter 2018 net income of $143.6 million, or $0.38 per diluted share. Net income increased by $53.8 million compared with net income of $89.8 million in the prior year, primarily reflecting the non-recurring additional tax provision recorded in the prior year period for the expected settlement of our IRS litigation and the lower statutory income tax rate in the current year period. In addition, our diluted weighted average shares outstanding decreased from the prior year due to reductions in our convertible debt outstanding. These factors resulted in a 58% increase in diluted income per share.

Adjusted net operating income for the first quarter 2018 was $144.6 million (Q1 2017: $117.1 million) and adjusted net operating income per diluted share was $0.38 (Q1 2017: $0.31). The 23% increase in adjusted net operating income reflects the lower statutory income tax rate in the current year period and lower losses incurred, net. In addition to the increase in adjusted net operating income, our diluted weighted average shares outstanding decreased from the prior year. These factors resulted in a 23% increase in adjusted net operating income per diluted share.

Losses incurred, net were $23.9 million, down 13% compared to the prior year primarily due to an estimated claim rate of 9% on new delinquent notices received in the current year period, which declined from 10.5% in the prior year period. Our estimated claim rate on new notices reflects the current economic environment and anticipated cure activity on the notices received.

Other underwriting and operating expenses, net were $46.1 million, an increase of 13% compared to the prior year driven by higher share-based compensation expenses and non-executive compensation.

The decrease in our provision for income taxes in the first quarter of 2018 as compared to the same period in the prior year was due to the additional provision recorded in the first quarter of 2017 for the expected settlement of our IRS litigation and a decrease in the statutory income tax rate.

In March 2018, MGIC paid a dividend of $50 million to our holding company and we expect MGIC to continue to pay quarterly dividends of at least the amount paid in the first quarter.

See “Consolidated Results of Operations” below for additional discussion of our results for the three months ended March 31, 2018 compared to the prior year period.

MGIC Investment Corporation - Q1 2018 | 35

Capital
Share repurchase program
On April 26, 2018, our board of directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. As of March 31, 2018, our holding company had approximately $257 million in cash and investments and we expect to fund the purchases with these resources. As of March 31, 2018, we had approximately 371.3 million shares of common stock outstanding.

GSEs
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs and insured with PMI. In addition to their financial requirements, the PMIERs include business, quality control and certain transaction approval requirements.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our NIW. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of PMIERs include the following:

•
On December 18, 2017, we received a summary of proposed changes to the PMIERs that are being recommended to the FHFA by the GSEs. Once the PMIERs are finalized, we expect a six-month implementation period before the revised PMIERs are effective. We expect that effectiveness will not be earlier than the fourth quarter of 2018. If the GSE-recommended changes are adopted with an effective date in the fourth quarter of 2018, we expect that at the effective date, MGIC would continue to have an excess of Available Assets over Minimum Required Assets, although this excess would be materially lower than it was at March 31, 2018 under the existing PMIERs, and that MGIC would continue to be able to pay quarterly dividends to our holding company at the $50 million quarterly rate at which they were paid in the first quarter of 2018.

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

MGIC Investment Corporation - Q1 2018 | 36

At March 31, 2018, MGIC’s risk-to-capital ratio was 9.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.2 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At March 31, 2018, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 10.3 to 1. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.
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

MGIC Investment Corporation - Q1 2018 | 37

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

As shown in the following table, as of March 31, 2018 approximately 15% of our primary RIF has been modified.

Modifications	Policy year	HARP Modifications (1)	HAMP & Other Modifications
	2003 and prior	10.9%	41.5%
	2004	19.2%	44.6%
	2005	25.3%	42.4%
	2006	29.1%	40.3%
	2007	40.6%	31.6%
	2008	56.1%	18.9%
	2009	37.8%	5.8%
	2010 - Q1 2018	—%	0.2%

	Total	7.7%	7.2%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of March 31, 2018, based on loan count, the loans associated with 97.1% of HARP modifications and 77.5% of HAMP and other modifications were current.

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

•
Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the insured loans, the percentage of coverage on the insured loans, and PMIERs capital requirements. The substantial majority of our monthly and annual mortgage insurance premiums are under premium plans for which, for the first ten years of the policy, the amount of premium is determined by multiplying the initial premium rate by the original loan balance; thereafter, the premium rate resets to a lower rate used for the remaining life of the policy. However, for loans that have utilized HARP, the initial ten-year period resets as of the date of the HARP transaction. The remainder of our monthly and annual premiums are under premium plans for which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.

MGIC Investment Corporation - Q1 2018 | 38

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

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase losses incurred.

•
The rate at which we rescind policies or curtail claims. Our estimated loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to such rescissions and denials as “rescissions” and variations of this term. We call reductions to claims “curtailments.”

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

MGIC Investment Corporation - Q1 2018 | 39

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

Interest expense
Interest expense reflects the interest associated with our outstanding debt obligations discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.
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

MGIC Investment Corporation - Q1 2018 | 40

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

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items where applicable. The amounts of adjustments to components of pre-tax operating income (loss) are tax effected using a federal statutory tax rate of 21% for 2018 and 35% for 2017.

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

MGIC Investment Corporation - Q1 2018 | 41

Non-GAAP reconciliations	Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
		Three Months Ended March 31,
		2018			2017
	(In thousands, except per share amounts)	Pre-tax	Tax provision (benefit)	Net (after-tax)	Pre-tax	Tax provision (benefit)	Net (after-tax)
	Income before tax / Net income	$180,025	$36,388	$143,637	$173,957	$84,159	$89,798
	Adjustments:
	Additional income tax provision related to IRS litigation	—	(708)	708	—	(27,224)	27,224
	Net realized investment losses	329	69	260	125	44	81
	Adjusted pre-tax operating income / Adjusted net operating income	$180,354	$35,749	$144,605	$174,082	$56,979	$117,103

	Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

	Weighted average diluted shares outstanding			391,562			402,175

	Net income per diluted share			$0.38			$0.24
	Additional income tax provision related to IRS litigation			—			0.07
	Net realized investment losses			—			—
	Adjusted net operating income per diluted share			$0.38			$0.31

MGIC Investment Corporation - Q1 2018 | 42

Mortgage Insurance Portfolio

New insurance written
According to Inside Mortgage Finance and GSE estimates, total mortgage originations for the first quarter of 2018 decreased from the respective prior year period primarily due to a decline in refinance originations. The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is generally influenced by the mix of purchase and refinance originations as PMI market share is 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations for FHA, VA, and USDA.

NIW for the first quarter of 2018 was $10.6 billion (Q1 2017: $9.3 billion) and continued to have what we believe are favorable underlying risk characteristics. The percentage of NIW with DTI ratios greater than 45% was approximately 20% during the first quarter of 2018, which was relatively consistent with the fourth quarter of 2017, but up significantly from approximately 6% in the first quarter of 2017. Under our 2018 QSR Transactions, we may cede risk associated with NIW with DTI ratios between 45% and 50%; however, the amount of risk we may cede in connection with such NIW in any quarter is limited to a percentage of all risk written and that percentage is materially below the percentage of risk written represented by such loans in the first quarter of 2018. To mitigate our risk from the increase in NIW written on loans with DTI ratios greater than 45%, effective in March 2018 we changed our underwriting guidelines to require loans with DTI ratios greater than 45% to have a FICO score of at least 700. As a result of this change and a change in GSE underwriting requirements, we expect loans with DTI ratios greater than 45% will be a lower percentage of our NIW. We are continuing to monitor our exposure to such loans and may take further action. The percentage of purchase mortgages insured increased in the three months ended March 31, 2018 compared to the same period of the prior year because the level of refinance transactions declined as mortgage interest rates, on average, have increased during the first quarter of 2018.

The following tables present characteristics of our NIW for the three months ended March 31, 2018 and 2017.

Primary NIW by FICO score		Three Months Ended March 31,
	(% of primary NIW)	2018	2017
	760 and greater	41.4%	42.4%
	740 - 759	17.1%	16.5%
	720 - 739	14.6%	14.2%
	700 - 719	11.7%	11.8%
	680 - 699	7.7%	7.9%
	660 - 679	4.0%	4.0%
	640 - 659	2.3%	2.3%
	639 and less	1.1%	0.9%

Loan-to-Value		Three Months Ended March 31,
	(% of primary NIW)	2018	2017
	95.01% and above	13.1%	7.9%
	90.01% to 95.00%	44.1%	47.2%
	85.01% to 90.00%	29.0%	30.3%
	80.01% to 85%	13.8%	14.6%

MGIC Investment Corporation - Q1 2018 | 43

Policy payment type		Three Months Ended March 31,
	(% of primary NIW)	2018	2017
	Monthly premiums	80.4%	83.1%
	Single premiums	19.4%	16.6%
	Annual premiums	0.2%	0.3%

Type of mortgage		Three Months Ended March 31,
	(% of primary NIW)	2018	2017
	Purchases	88.2%	83.4%
	Refinances	11.8%	16.6%

Insurance and risk in force
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

Persistency
Our persistency was 80.2% at March 31, 2018 compared to 80.1% at December 31, 2017 and 76.9% at March 31, 2017. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. With the current and expected level of mortgage interest rates we expect a low level of refinance activity and that our persistency will increase gradually in subsequent periods.

IIF and RIF		Three Months Ended March 31,
	(In billions)	2018	2017
	NIW	$10.6	$9.3
	Cancellations	(8.0)	(7.8)
	Increase in primary IIF	$2.6	$1.5

	(In billions)	2018	2017
	Direct primary IIF as of March 31,	$197.5	$183.5
	Direct primary RIF as of March 31,	$50.9	$47.5
Credit profile of our primary RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 origination years. The loans we insured beginning in 2009, on average, have substantially higher FICO scores and lower LTVs than those insured in 2005-2008. The credit profile of our pre-2009 RIF has benefited from programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 97.1% of all of our HARP modifications were current as of March 31, 2018. The aggregate of our 2009-2018 books and our HARP modifications accounted for approximately 87% of our total primary RIF at March 31, 2018.

MGIC Investment Corporation - Q1 2018 | 44

Primary RIF	($ in billions)	March 31, 2018		December 31, 2017		March 31, 2017
	Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
	2009+	$40,350	79%	$39,248	78%	$34,298	72%
	2005 - 2008 (HARP)	3,642	7%	3,773	7%	4,353	9%
	Other years (HARP)	291	1%	308	1%	378	1%
	Subtotal	44,283	87%	43,330	86%	39,029	82%
	2005- 2008 (Non-HARP)	5,612	11%	5,894	12%	7,093	15%
	Other years (Non-HARP)	1,044	2%	1,095	2%	1,399	3%
	Subtotal	6,656	13%	6,989	14%	8,492	18%
	Total Primary RIF	$50,939	100%	$50,319	100%	$47,521	100%

Pool insurance
MGIC has written no new pool insurance since 2008, however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $455 million ($233 million on pool policies with aggregate loss limits and $222 million on pool policies without aggregate loss limits) at March 31, 2018 compared to $471 million ($236 million on pool policies with aggregate loss limits and $235 million on pool policies without aggregate loss limits) at December 31, 2017. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

MGIC Investment Corporation - Q1 2018 | 45

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2018 and 2017.

Revenues

Revenues		Three Months Ended March 31,
	(in millions)	2018	2017	% Change
	Net premiums written	$236.9	$236.7	—

	Net premiums earned	$232.1	$229.1	1
	Investment income, net of expenses	32.1	29.5	9
	Net realized investment losses	(0.3)	(0.1)	N/M
	Other revenue	1.9	2.4	(21)
	Total revenues	$265.8	$260.9	2
Net premiums written and earned
NPW and NPE were relatively unchanged from the prior year as lower premium rates partially offset a larger average IIF and the amount of ceded premiums increased. The increase in ceded premiums was driven by a higher percentage of our NIW having LTVs 95% or greater and/or DTI ratios greater than 45%, both of which have higher premiums, and we ceded a higher percentage of such loans under our 2018 QSR Transaction than under our other QSR Transactions.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the period.

Premium yield
Premium yield (NPE divided by average IIF) decreased from the prior year period to 47.3 basis points (Q1 2017: 50.1 basis points) and is influenced by a number of key drivers, which have a varying impact from period to period.

The decline in our premium yield compared to the prior year period reflects:

•
A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent periods and certain policies undergoing premium rate resets on their ten-year anniversaries; offset in part by,

•	less of an adverse impact from premium refunds primarily due to lower claim activity.

In April 2018 we announced a reduction to our borrower-paid premium rates, which will contribute to a lower effective premium yield in future periods. Based upon the mix of our NIW in the first quarter of 2018, approximately 78% of that NIW would have been subject to the price reduction, and the weighted average direct premium rate on that portion of our NIW would have been approximately 11% lower. Applying the reduced premiums would have resulted in an overall direct premium rate decrease for all NIW in the first quarter of 2018 of approximately 9%. The new borrower paid premium rates are scheduled to become effective on June 4, 2018. Lender-paid single premium rates were not changed by our announcement.

MGIC Investment Corporation - Q1 2018 | 46

The following table reconciles our premium yield for the three months ended March 31, 2018 from the respective prior year period.

Premium yield	(in basis points)
	Premium yield - March 31, 2017	50.1
	Reconciliation:
	Change in premium rates	(3.6)
	Change in premium refunds and accruals	0.8
	Single premium policy persistency	0.1
	Reinsurance	(0.1)
	Premium yield - March 31, 2018	47.3

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

The blended pre-tax cost of reinsurance under our different transactions is less than 6% (but will decrease if losses are materially higher than we expect). This blended pre-tax cost is derived by dividing the reduction in our pre-tax net income on loans covered by reinsurance by our direct (that is, without reinsurance) premiums from such loans. Although the pre-tax cost of the reinsurance under each transaction is generally constant, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses.

The amount of our NIW subject to our QSR Transactions as shown in table below will vary from period to period due to loan level exclusion terms. For example, our 2018 QSR Transaction excludes loans with LTV ratios of 85% and below, but increases the percentage of risk written with the following loan level characteristics subject to coverage when compared to our 2017 QSR Transaction: (1) LTV ratios of 95% and greater, and (2) DTI ratios greater than 45%. Our QSR Transactions contain coverage limits that may be triggered depending on the mix of our risk written during the period. The number of loans we insured with DTI ratios greater than 45% increased in the second half of 2017 after the requirements of the GSE underwriting guidelines were made more liberal, and remained elevated through the first quarter of 2018. Despite the increased limit in our 2018 QSR Transaction, the risk written in the first quarter of 2018 on loans with DTI ratios greater than 45% exceeded the coverage limit under our 2018 QSR Transaction which contributed to the decline in the percentage of NIW covered in first quarter of 2018 compared with the prior year period.

MGIC Investment Corporation - Q1 2018 | 47

The following tables provide additional information related to our reinsurance agreements for 2018 and 2017.

Quota share reinsurance		As of and For the Three Months Ended March 31,
	($ in thousands, unless otherwise stated)	2018	2017
	NIW subject to quota share reinsurance agreements	73%	87%
	IIF subject to quota share reinsurance agreements	78%	77%

	Statements of operations:
	Ceded premiums written, net	$33,036	$28,895
	% of direct premiums written	12%	11%
	Ceded premiums earned, net	$33,036	$28,895
	% of direct premiums earned	12%	11%
	Profit commission	$30,189	$31,117
	Ceding commissions	$12,645	$12,003
	Ceded losses incurred	$7,788	$4,687

	Mortgage insurance portfolio:
	Ceded RIF (in millions)	$12,008	$10,924

Captive reinsurance		As of and For the Three Months Ended March 31,
	($ in thousands)	2018	2017
	IIF subject to captive reinsurance agreements	1%	1%

	Statements of operations:
	Ceded premiums written	$138	$1,424
	% of direct premiums written	0.1%	0.8%
	Ceded premiums earned	$183	$1,438
	% of direct premiums earned	0.1%	0.8%
	Ceded losses incurred	$(47)	$213

Investment income
Net investment income in the first quarter of 2018 was $32.1 million, up from $29.5 million in the prior year period. The increase in investment income was due to an increase in the average balance of the investment portfolio along with higher investment yields over the periods.

Other revenue
Other revenue for the first quarter of 2018 was $1.9 million, down from $2.4 million in the prior year primarily due to a decline in contract underwriting fees.

MGIC Investment Corporation - Q1 2018 | 48

Losses and expenses

Losses and expenses		Three Months Ended March 31,
	(in millions)	2018	2017
	Losses incurred, net	$23.9	$27.6
	Amortization of deferred policy acquisition costs	2.6	2.2
	Other underwriting and operating expenses, net	46.1	40.8
	Interest expense	13.2	16.3
	Total losses and expenses	$85.8	$86.9

Losses incurred, net
As discussed in “Critical Accounting Policies” in our 10-K MD&A and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us. We consider a loan to be delinquent when it is two or more payments past due. Loss reserves are established based on estimating the number of loans in our delinquent inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

Losses incurred, net in the first quarter of 2018 decreased 14% to $24 million compared to $28 million in the prior year. The decrease was due to a decrease in losses and LAE incurred on defaults reported in the current year. Losses incurred on current year defaults declined primarily due to a lower claim rate on recently received delinquencies. Favorable development on prior year defaults occurred in the first quarter of 2018 and 2017 primarily due to a lower claim rate on previously received delinquencies.

Composition of losses incurred		Three Months Ended March 31,
		2018	2017	% Change
	Current year / New notices	$59.1	$80.4	(26)
	Prior year reserve development	(35.2)	(52.8)	(33)
	Losses incurred, net	$23.9	$27.6	(13)

MGIC Investment Corporation - Q1 2018 | 49

Loss ratio	Three Months Ended March 31,
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decline in the loss ratio in the three months ended March 31, 2018 compared to the respective prior year periods was primarily due to a lower level of losses incurred, net.

New notice claim rate - total	Three Months Ended March 31,

(1)	Claim rate is the approximate quarterly rate.

New notice claim rate - loans insured 2008 and prior	Three Months Ended March 31,

•
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

Claims severity
Factors that impact claim severity include the exposure on the loan (the unpaid principal balance of the loan times our insurance coverage percentage), the amount of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between delinquency and claim filing generally increasing severity), and curtailments. As discussed in Note 12 - “Loss Reserves”, the average time for servicers to process foreclosures has recently shortened. Therefore, we expect the average number of

MGIC Investment Corporation - Q1 2018 | 50

missed payments at the time a claim is received to be approximately 18 to 24 for new notices received, compared to an average of 35 to 38 missed payments for claims received in recent periods. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans prior to 2009 (which represent the majority of loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of interest that an insured may include when filing a claim. Under our current master policy terms, an insured may include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend	Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
	Q1 2018	$45,597	$51,069	112.0%	38
	Q4 2017	44,437	49,177	110.7%	36
	Q3 2017	43,313	46,389	107.1%	35
	Q2 2017	44,747	49,105	109.7%	35
	Q1 2017	44,238	49,110	111.0%	35
	Q4 2016	43,200	48,297	111.8%	35
	Q3 2016	43,747	48,050	109.8%	34
	Q2 2016	43,709	47,953	109.7%	35
	Q1 2016	44,094	49,281	111.8%	34

	Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and commutations of pools of NPLs.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2018, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $17 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $23 million.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

Net losses and LAE paid
Net losses and LAE paid in the three months ended March 31, 2018 declined 36%, compared to the same period in the prior year due to lower claim activity on our primary business. We believe losses and LAE paid will continue to decline as the credit profile of our RIF continues to improve and our delinquent inventory declines.

MGIC Investment Corporation - Q1 2018 | 51

The following table presents our net losses and LAE paid for the three months ended March 31, 2018 and 2017.

Net losses and LAE paid		Three Months Ended March 31,
	(In millions)	2018	2017
	Total primary (excluding settlements)	$80	$130
	Claims paying practices and NPL settlements(1)	7	—
	Pool	2	2
	Direct losses paid	89	132
	Reinsurance	(11)	(9)
	Net losses paid	78	123
	LAE	4	5
	Net losses and LAE paid	$82	$128

(1)	See Note 12 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

Primary claims paid for the top 15 jurisdictions (based on 2018 losses paid) and all other jurisdictions for the three months ended March 31, 2018 and 2017 appears in the following table.

Paid losses by jurisdiction		Three Months Ended March 31,
	(In millions)	2018	2017
	New Jersey	$14	$17
	New York	10	10
	Florida	6	16
	Maryland	5	7
	Illinois	5	8
	Pennsylvania	3	8
	Ohio	2	4
	California	2	3
	Massachusetts	2	4
	Georgia	2	4
	Virginia	2	3
	Connecticut	2	3
	North Carolina	1	2
	Indiana	1	3
	Michigan	1	3
	All other jurisdictions	22	35
	Total primary (excluding settlements)	$80	$130

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

2017 hurricane activity
Hurricane activity primarily impacting Texas, Florida, and Puerto Rico in the third quarter of 2017 increased the number of new notices of delinquency reported to us in the fourth quarter of 2017. The number of delinquent loans remain elevated in those jurisdictions while the amount of paid losses for the three months ended March 31, 2018 decreased in each of those jurisdictions compared to the same period of the prior year. Paid losses on all loans, including those not affected by hurricanes, decreased in part because foreclosure moratoriums in the Texas and Florida IADA’s through December 31, 2017 and Puerto Rico through May 31,

MGIC Investment Corporation - Q1 2018 | 52

2018 impact all delinquent loans in those areas, including those not affected by hurricanes. Based on our analysis and past experience, we expect the majority of delinquencies that we estimated to be caused by the hurricanes to cure and to not result in a material increase in our incurred losses or losses paid.

The primary average claim paid for the top 5 states (based on 2018 losses paid) for the three months ended March 31, 2018 and 2017 appears in the following table.

Primary average claim paid		Three Months Ended March 31,
		2018	2017
	New Jersey *	$93,249	$86,900
	New York *	97,446	86,417
	Florida *	55,746	66,904
	Maryland	78,073	79,355
	Illinois *	41,200	49,785
	All other jurisdictions	39,123	38,795
	All jurisdictions	51,069	49,110
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average RIF on delinquent loans at March 31, 2018, December 31, 2017 and March 31, 2017 and for the top 5 jurisdictions (based on 2018 losses paid) appears in the following table.

Primary average RIF - delinquent loans		March 31, 2018	December 31, 2017	March 31, 2017
	New Jersey	$65,968	$65,684	$65,024
	New York	70,967	71,260	69,506
	Florida	55,226	54,872	54,120
	Maryland	66,776	66,266	66,165
	Illinois	41,451	40,794	41,769
	All other jurisdictions	40,289	39,848	39,773
	All jurisdictions	45,569	45,153	44,980

The primary average RIF on all loans was $49,610, $49,142, and $47,633 at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Loss reserves
Our primary delinquency rate at March 31, 2018 was 4.02% (YE 2017: 4.55%, March 31, 2017: 4.55%). Our primary delinquent inventory was 41,243 loans at March 31, 2018, representing a decrease of 11% from December 31, 2017 and 9% from March 31, 2017. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of coverage of pools of NPLs, collectively, exceeding the total number of new delinquencies on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in inventory with twelve or more missed payments has been declining. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim.

MGIC Investment Corporation - Q1 2018 | 53

The gross reserves at March 31, 2018, December 31, 2017 and March 31, 2017 appear in the table below.

Gross reserves		March 31, 2018		December 31, 2017		March 31, 2017
	Primary:
	Direct loss reserves (in millions)	$853		$913		$1,236
	IBNR and LAE	57		58		75
	Total primary loss reserves	$910		$971		$1,311

	Ending delinquent inventory		41,243		46,556		45,349
	Percentage of loans delinquent (delinquency rate)		4.02%		4.55%		4.55%
	Average total primary loss reserves per delinquency		$22,060		$20,851		$28,911
	Primary claims received inventory included in ending delinquent inventory		819		954		1,390

	Pool(1):
	Direct loss reserves (in millions):
	With aggregate loss limits	$9		$10		$17
	Without aggregate loss limits	5		4		6
	Total pool direct loss reserves	$14		$14		$23

	Ending default inventory:
	With aggregate loss limits		847		952		1,252
	Without aggregate loss limits		353		357		462
	Total pool ending delinquent inventory		1,200		1,309		1,714
	Pool claims received inventory included in ending delinquent inventory		28		42		64
	Other gross reserves (in millions)	$—		$1		$1

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.

2017 hurricane activity
Hurricane activity primarily impacting Texas, Florida, and Puerto Rico in the third quarter of 2017 increased the number of new notices of delinquency reported to us in the fourth quarter of 2017. Based on our analysis and past experience, we expect the majority of the delinquent notices in the hurricane affected areas that we estimated to be caused by the hurricane to cure and to not result in a material increase in our incurred losses or losses paid. For those notices we estimated to be caused by the hurricanes, we established our loss reserves with a lower estimated claim rate than the claim rate we applied to other notices in our delinquent inventory. As a result, the average total primary reserves per delinquency declined as of March 31, 2018 and December 31, 2017, respectively, when compared to March 31, 2017. When excluding the impact of those notices we estimated to be caused by the hurricanes, the average total primary loss reserves per delinquency was approximately $24,000 at both March 31, 2018 and December 31, 2017. See our risk factors titled “Recent hurricanes may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs” and “Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns” for factors that could cause our actual results to differ from our expectations expressed in this paragraph.

MGIC Investment Corporation - Q1 2018 | 54

The primary delinquent inventory for the top 15 jurisdictions (based on 2018 losses paid) at March 31, 2018, December 31, 2017 and March 31, 2017 appears in the following table.

Primary delinquent inventory by jurisdiction		March 31, 2018	December 31, 2017	March 31, 2017
	New Jersey *	1,530	1,749	2,337
	New York *	2,228	2,387	2,935
	Florida *	5,568	6,501	3,738
	Maryland	929	1,026	1,195
	Illinois *	1,974	2,136	2,411
	Pennsylvania *	2,189	2,403	2,722
	Ohio *	1,850	2,025	2,308
	California	1,319	1,402	1,498
	Massachusetts	696	759	1,018
	Georgia	1,376	1,550	1,628
	Virginia	676	731	776
	Connecticut *	552	574	641
	North Carolina	1,094	1,189	1,361
	Indiana *	1,069	1,178	1,340
	Michigan	1,167	1,260	1,313
	All other jurisdictions	17,026	19,686	18,128
	Total primary delinquent inventory	41,243	46,556	45,349
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquent inventory by policy year at March 31, 2018, December 31, 2017 and March 31, 2017 appears in the following table.

Primary delinquent inventory by policy year		March 31, 2018	December 31, 2017	March 31, 2017
	Policy year:
	2004 and prior	7,754	8,739	10,032
	2005	4,374	4,916	5,173
	2006	6,724	7,719	8,156
	2007	11,248	12,807	14,167
	2008	3,086	3,455	3,755
	2009	273	315	372
	2010	174	199	190
	2011	234	266	214
	2012	479	549	349
	2013	843	957	645
	2014	1,534	1,757	1,071
	2015	1,808	1,992	886
	2016	1,790	1,930	339
	2017	922	955	—
	2018	—	—	—
	Total primary delinquent inventory	41,243	46,556	45,349

The delinquent inventory for most policy years includes delinquencies from hurricane impacted areas that have not cured. As a result, delinquencies, including in our most recent policy years, were greater than they otherwise would have been as of March 31, 2018 and December 31, 2017. Within the hurricane impacted

MGIC Investment Corporation - Q1 2018 | 55

areas, there were 10,198, 12,446, and 6,531 loans in our ending primary delinquent inventory as of March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

Delinquent inventory mix by book year

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books represented approximately 18% and 19% of our total primary RIF at March 31, 2018 and December 31, 2017, respectively. Approximately 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of both March 31, 2018 and December 31, 2017.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2018, 47% of our primary RIF was written subsequent to December 31, 2015, 61% of our primary RIF was written subsequent to December 31, 2014, and 69% of our primary RIF was written subsequent to December 31, 2013.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended March 31, 2018 were $46.1 million up from $40.8 million in the respective prior year periods. The increase was primarily due to higher share-based compensation and non-executive compensation.

MGIC Investment Corporation - Q1 2018 | 56

Underwriting expense ratio	Three Months Ended March 31,
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three months ended March 31, 2018 increased compared to the respective prior year period. The increase in the ratio was primarily due to higher compensation expenses in the current year period.

Interest expense
Interest expense for the three months ended March 31, 2018 was $13.2 million, down from $16.3 million in the prior year period. The decrease was due to the maturity of the 5% Notes and conversion of the 2% Notes in 2017.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate		Three Months Ended March 31,
	(in millions, except rate)	2018	2017	% Change
	Income before tax	$180.0	$174.0	3%
	Provision for income taxes	$36.4	$84.2	(57)%
	Effective tax rate	20.2%	48.4%	N/M

The difference between our statutory tax rate of 21% and our effective tax rate of 20.2% for the three months ended March 31, 2018 was primarily due to the benefits of tax preferenced securities. The difference between our statutory rate of 35% and our effective tax rate of 48.4% for the three months ended March 31, 2017 was primarily due to the additional provision recorded for the expected settlement of our IRS litigation.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation - Q1 2018 | 57

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of March 31, 2018, total assets were $5.6 billion, approximately the same as year-end 2017, and total liabilities were $2.4 billion, down approximately $0.1 billion from year-end 2017. Shareholders’ equity increased approximately $0.1 billion primarily due to net income in the first three months of 2018, offset in part by a decrease in the fair value of our investment portfolio.

The following sections mainly focus on our cash and cash equivalents, deferred income taxes, net, and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2017.

Consolidated balance sheets - Assets
as of March 31, 2018 (In thousands)

●	Cash and cash equivalents	$177,488
●	Investments	4,937,262
●	Premiums receivable	52,701
●	Deferred income taxes, net	211,994
●	Other assets	236,898

Cash and cash equivalents - Our cash and cash equivalents balance increased as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

Deferred income taxes, net - The decrease in our deferred income taxes, net was primarily due to the utilization of federal net operating loss carryforwards as we generated net income during the first three months of 2018.

Consolidated balance sheets - Liabilities and equity
as of March 31, 2018 (In thousands)

●	Loss reserves	$924,171
●	Unearned premiums	397,688
●	Long-term debt	830,720
●	Other liabilities	232,361
●	Shareholders’ equity	3,231,403

Loss reserves - Our loss reserves include: (1) reserves representing estimates of losses and settlement expenses on reported delinquencies and (2) IBNR. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 6% to $879 million as of March 31, 2018, from $937 million as of December 31, 2017. Reinsurance recoverables on our estimated losses and settlement expenses were $45 million and $48 million as of March 31, 2018 and December 31, 2017, respectively. The overall decrease in our loss reserves during the first three months of 2018 was due to a higher level of losses paid ($82 million) relative to losses incurred ($24 million) and favorable development on previously received delinquencies.

MGIC Investment Corporation - Q1 2018 | 58

Investment portfolio
The average duration and investment yield of our investment portfolio as of March 31, 2018, December 31, 2017, and March 31, 2017 are shown in the table below.

Portfolio duration and embedded investment yield		March 31, 2018	December 31, 2017	March 31, 2017
	Duration (in years)	4.2	4.3	4.6
	Pre-tax yield (1) (% of average investment portfolio assets)	2.8%	2.7%	2.6%
	After-tax yield (1) (% of average investment portfolio assets)	2.4%	2.0%	1.9%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The increase in the investment portfolio’s after-tax yield as of March 31, 2018, relative to the prior periods presented is being driven by the decrease in the statutory income tax rate.

The security ratings of our fixed income investments as of March 31, 2018, December 31, 2017, and March 31, 2017 are shown in the table below.

Fixed income security ratings		Security Ratings (1)
	Period	AAA	AA	A	BBB
	March 31, 2018	21%	25%	36%	18%
	December 31, 2017	21%	26%	36%	17%
	March 31, 2017	24%	29%	33%	14%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

MGIC Investment Corporation - Q1 2018 | 59

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

Summary of consolidated cash flows		Three Months Ended March 31,
	(In thousands)	2018	2017
	Total cash provided by (used in):
	Operating activities	$133,966	$77,469
	Investing activities	(48,256)	52,440
	Financing activities	(8,073)	141,755
	Increase in cash and cash equivalents	$77,637	$271,664
Net cash provided by operating activities for the three months ended March 31, 2018 increased compared to the same period of 2017 primarily due to a lower level of losses paid, net.

Net cash used in investing activities for the three months ended March 31, 2018 reflects purchases of fixed income securities in an amount that exceeded our proceeds from sales and maturities of fixed income securities during the quarter as cash from operations was available for additional investment, as well as amounts spent on property and equipment.

Net cash from investing activities for the three months ended March 31, 2017 reflects proceeds from sales and maturities of fixed income securities, and unsettled investment activity, that exceeded purchases of fixed income securities during the quarter, offset in part by amounts spent on property and equipment.

Net cash used in financing activities for the three months ended March 31, 2018 reflects the payment of withholding taxes related to share-based compensation net share settlement.

Net cash provided by financing activities for the three months ended March 31, 2017 includes the proceeds from amounts borrowed under our revolving credit facility, less expenses paid to establish the revolving credit facility and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt at our holding company and holding company liquidity
Debt - holding company
As of March 31, 2018, our holding company’s debt obligations were $814.5 million in aggregate principal consisting of our 5.75% Notes and 9% Debentures. MGIC’s ownership of $132.7 million of our holding company’s 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Liquidity analysis - holding company
As of March 31, 2018, we had approximately $257 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 15 - “Statutory Information” to our

MGIC Investment Corporation - Q1 2018 | 60

consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include any unused capacity on our unsecured revolving credit facility ($175 million) and raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

We may also use available holding company cash to repurchase shares of our common stock or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases, privately negotiated acquisitions or other transactions. See “Overview - Capital” of this MD&A for a discussion of the share repurchase program authorized on April 26, 2018.

In the first quarter of 2018, our holding company cash and investments increased by $40 million, to $257 million as of March 31, 2018. Cash inflows during the quarter included $50 million of dividends received from MGIC and other inflows of $2 million. Cash outflows during the quarter at our holding company included $12 million of interest payments on our 5.75% Notes. We expect MGIC to continue to pay quarterly dividends of at least $50 million per quarter for the remainder of 2018.

The net unrealized losses on our holding company investment portfolio were approximately $3 million at March 31, 2018 and the portfolio had a modified duration of approximately 1.8 years.

Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest on our 9% Debentures. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

Although not anticipated in the near term, we may also contribute funds to our insurance operations to comply with the PMIERs or the State Capital Requirements. See “Overview - Capital” above for a discussion of these requirements. See discussion of our non-insurance contract underwriting services in Note 5 – “Litigation and Contingencies” to our consolidated financial statements for other possible uses of holding company resources.

Debt at subsidiaries
MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. MGIC has $155.0 million of debt outstanding in the form of a fixed rate advance from the FHLB. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose fair value is maintained at least at 102% of the outstanding principal balance. MGIC provided eligible collateral from its investment portfolio.

Capital Adequacy
PMIERs
We operate under the PMIERs of the GSEs that became effective December 31, 2015. The PMIERS were most recently revised in December 2016, but the revision had no impact on our calculation of Available Assets or Minimum Required Assets, or on our operations. Refer to “Overview - Capital - GSEs” of this MD&A for further discussion of PMIERs.

MGIC Investment Corporation - Q1 2018 | 61

As of March 31, 2018, MGIC’s Available Assets under PMIERs totaled approximately $4.8 billion, an excess of approximately $0.9 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are revised. Our QSR Transactions provided an aggregate of approximately $0.8 billion of PMIERs capital credit as of March 31, 2018. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR Transactions.

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

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company	(In millions, except ratio)	March 31, 2018	December 31, 2017
	RIF - net (1)	$31,789	$31,144
	Statutory policyholders’ surplus	1,620	1,620
	Statutory contingency reserve	1,773	1,654
	Statutory policyholders’ position	$3,393	$3,274
	Risk-to-capital	9.4:1	9.5:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate) is shown in the table below. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

Risk-to-capital - Combined insurance companies	(In millions, except ratio)	March 31, 2018	December 31, 2017
	RIF - net (1)	$37,510	$36,818
	Statutory policyholders’ surplus	1,622	1,622
	Statutory contingency reserve	2,031	1,897
	Statutory policyholders’ position	$3,653	$3,519
	Risk-to-capital	10.3:1	10.5:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($2.0 billion at March 31, 2018 and $2.3 billion at December 31, 2017) for which loss reserves have been established.

MGIC Investment Corporation - Q1 2018 | 62

The reductions in MGIC's and our combined insurance companies’ risk-to-capital in the first three months of 2018 were primarily due to an increase in statutory policyholders’ position due to an increase in statutory contingency reserves, partially offset by an increase in net RIF in both calculations. Our RIF, net of reinsurance, increased in the first three months of 2018, due to an increase in our IIF. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 15 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings	Rating Agency	Rating	Outlook
	Moody’s Investor Services	Baa2	Stable
	Standard and Poor’s Rating Services	BBB+	Stable
For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MGIC Investment Corporation - Q1 2018 | 63

Contractual Obligations

At March 31, 2018, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

Contractual obligations		Payments due by period
	(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Long-term debt obligations	$2,039.2	$51.3	$101.8	$255.7	$1,630.4
	Operating lease obligations	2.3	0.8	1.4	0.1	—
	Tax obligations	56.0	56.0	—	—	—
	Purchase obligations	14.3	13.4	0.9	—	—
	Pension, SERP and other post-retirement plans	326.1	29.8	65.9	67.0	163.4
	Other long-term liabilities	924.2	346.6	419.6	158.0	—
	Total	$3,362.1	$497.9	$589.6	$480.8	$1,793.8
Our long-term debt obligations as of March 31, 2018 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Tax obligations primarily relate to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business. See Note 11 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of expected benefit payments under our benefit plans.

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

MGIC Investment Corporation - Q1 2018 | 64

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section C, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2018, the modified duration of our fixed income investment portfolio was 4.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over

MGIC Investment Corporation - Q1 2018 | 65

financial reporting that occurred during the first quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2018 | 66

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
In the second quarter of 2018, we were notified that the Joint Committee on Taxation had no objection to the terms of the agreement reached between us and the Internal Revenue Service (“IRS”) with respect to our previously disclosed U.S. Tax Court case, and that the IRS was working toward finalizing the matter.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors in the 10-K, as supplemented by this this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
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

Much of the competition in the industry in the last few years has centered on pricing practices which have included: (i) reductions in standard filed rates for borrower-paid mortgage insurance policies ("BPMI"); (ii) use by certain competitors of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); and (iii) use of customized rates (discounted from published rates) that are made available to many, but not all, lenders. On April 9, 2018, we announced we will be reducing our BPMI premium rates effective June 4, 2018, to enable all lenders and borrowers to benefit from lower premium rates. There can be no assurance that our competitors will not offer BPMI premium rates lower than our new rates. In addition, the Freddie Mac pilot program discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance" could lead to reductions in LPMI premium rates.

In each of 2017 and the first quarter of 2018, approximately 4%, of our new insurance written was for loans for which one lender was the original insured. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements result in our declining to insure some of the loans originated by our customers, or our insurance policy rescissions and claim curtailments affect the customer.

MGIC Investment Corporation - Q1 2018 | 67

Certain of our competitors have access to capital at a lower cost of capital than we do (including, as a result of off-shore reinsurance vehicles, which are also tax-advantaged). As a result, they may be better positioned to compete outside of traditional mortgage insurance, including by participating in the pilot program referred to above and other alternative forms of credit enhancement pursued by the GSEs. In addition, because of their tax advantages, certain competitors may be able to achieve higher after-tax rates of return on their NIW compared to us, which could allow them to leverage reduced pricing to gain market share.

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The current PMIERs of the GSEs require a mortgage insurer to maintain a minimum amount of assets to support its insured risk, as discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.” The PMIERs do not require an insurer to maintain minimum financial strength ratings; however, our financial strength ratings can affect us in the following ways:

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

•
Financial strength ratings may also play a greater role if the GSEs no longer operate in their current capacities, for example, due to legislative or regulatory action. In addition, although the PMIERs do not require minimum financial strength ratings, the GSEs consider financial strength ratings to be important when utilizing forms of credit enhancement other than traditional mortgage insurance, including the pilot program referred to above, and as discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

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

In the first quarter of 2018, Freddie Mac began marketing a pilot program to lenders that would have loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers and that are not selected by the lenders. We view the pilot program as competing with traditional LPMI. The pilot offers pricing below prevalent LPMI rates. Inside Mortgage Finance reported that sources told it Fannie Mae is working on a similar initiative.

MGIC Investment Corporation - Q1 2018 | 68

The GSEs (and other investors) have used other forms of credit enhancement other than private mortgage insurance, such as engaging in credit-linked note transactions executed in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors; using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage; or accepting credit risk without credit enhancement.
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
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 24.1% in 2017, 26.6% in 2016, and 23.9% in 2015. In the past ten years, the VA’s share has been as low as 5.4% in 2007 and as high as 26.6% in 2016. We believe that the VA’s market share has generally been increasing because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% loan-to-value ratio ("LTV") loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The GSEs’ charters generally require credit enhancement for a low down payment mortgage loan (a loan amount that exceeds 80% of a home’s value) in order for such loan to be eligible for purchase by the GSEs. Lenders generally have used private mortgage insurance to satisfy this credit enhancement requirement. (For information about a GSE pilot program initiated in the first quarter of 2018 that provides loan level default coverage by various (re)insurers that are not mortgage insurers, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.") Because low down payment mortgages purchased by the GSEs have generally been insured with private mortgage insurance, the business practices of the GSEs greatly impact our business and include:

•
private mortgage insurer eligibility requirements of the GSEs (for information about the financial requirements included in the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility”),

•
the capital and collateral requirements for participants in the GSEs' alternative forms of credit enhancement discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance,"

•
the level of private mortgage insurance coverage, subject to the limitations of the GSEs’ charters (which may be changed by federal legislation), when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

•	the amount of loan level price adjustments and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require private mortgage insurance,

•	whether the GSEs influence the mortgage lender’s selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

MGIC Investment Corporation - Q1 2018 | 69

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
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book of insurance in force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of March 31, 2018, MGIC’s Available Assets totaled $4.8 billion, or $0.9 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
On December 18, 2017, we received a summary of proposed changes to the PMIERs that are being recommended to the FHFA by the GSEs. Once the PMIERs are finalized, we expect a six-month implementation period before the revised PMIERs are effective. We expect that effectiveness will not be earlier than the fourth quarter of 2018. If the GSE-recommended changes are adopted with an effective date in the fourth quarter of 2018, we expect that at the effective date, MGIC would continue to have an excess of Available Assets over Minimum Required Assets, although this excess would be materially lower than it was at March 31, 2018 under the existing PMIERs, and that MGIC would continue to be able

MGIC Investment Corporation - Q1 2018 | 70

to pay quarterly dividends to our holding company at the $50 million quarterly rate at which they were paid in the first quarter of 2018.

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
As of March 31, 2018, we had approximately $585.7 million of net operating losses for tax purposes that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Any unutilized carryforwards are scheduled to expire at the end of tax years 2032 through 2033. Our ability to utilize these net operating losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre-ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built-in-loss on the date of the ownership change. The amount of the annual limitation generally equals the fair value of the corporation immediately before the ownership change multiplied by the long-term tax-exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post-ownership-change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.
While we have adopted our Amended and Restated Rights Agreement (the "2015 Agreement") to minimize the likelihood of transactions in our stock resulting in an ownership change, future issuances of equity-linked securities or transactions in our stock and equity-linked securities that may not be within our control may cause us to experience an ownership change. If we experience an ownership change, we may not be able to fully utilize our net operating losses, resulting in additional income taxes and a reduction in our shareholders’ equity.

On April 26, 2018, our Board of Directors approved amendments to the 2015 Agreement described above (as amended and restated, the “2018 Agreement”). The only material amendment made to the 2015 Agreement was an extension of the final expiration date until March 1, 2020. The approval and effectiveness of the 2018 Agreement is subject to shareholder approval at the Annual Meeting of Shareholders, scheduled to be held in July 2018. Until such shareholder approval, the 2015 Rights Agreement remains in effect and will expire by its terms on August 1, 2018.

MGIC Investment Corporation - Q1 2018 | 71

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
In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) covering the 2000-2007 tax years. The Notices of Deficiency reflect taxes and penalties related to the REMIC matters of $197.5 million and at March 31, 2018, there would also be interest related to these matters of approximately $209.7 million. In 2007, we made a payment of $65.2 million to the United States Department of the Treasury which will reduce any amounts we would ultimately owe. The Notices of Deficiency also reflect additional amounts due of $261.4 million, which are primarily associated with the disallowance of the carryback of the 2009 net operating loss to the 2004-2007 tax years. We believe the IRS included the carryback adjustments as a precaution to keep open the statute of limitations on collection of the tax that was refunded when this loss was carried back, and not because the IRS actually intends to disallow the carryback permanently. Depending on the outcome of this matter, additional state income taxes and state interest may become due when a final resolution is reached. As of March 31, 2018, those state taxes and interest would approximate $87.4 million. In addition, there could also be state tax penalties. Our total amount of unrecognized tax benefits as of March 31, 2018 is $143.7 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest.
We reached agreement with the IRS to settle all issues in the case and the IRS subsequently submitted documentation reflecting the terms of the agreement to the Joint Committee on Taxation (“JCT”) for its review, which must be performed before a settlement can be completed. In the second quarter of 2018, we were notified that the JCT had no objection to the terms of the agreement and that the IRS was working toward finalizing the matter. The expected impact of the agreed upon settlement was previously reflected in our consolidated financial statements.
Although we expect the settlement to be completed, should it not be completed, ongoing litigation to resolve our dispute with the IRS could be lengthy and costly in terms of legal fees and related expenses. We would need to make further adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows, available assets and statutory capital. In this regard, see our risk factors titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility” and “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”
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

MGIC Investment Corporation - Q1 2018 | 72

origination; the age of the loan; and the premium rate we charge. Depending on the provisions of the capital requirements when they are released in final form and become effective, our mix of business may affect the minimum capital we are required to hold under the new framework.
Beginning in 2014, we have increased the percentage of our business from LPMI policies. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
We have in place quota share reinsurance ("QSR") transactions with a group of unaffiliated reinsurers that cover most of our insurance written from 2013 through 2018, and a portion of our insurance written prior to 2013. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses.The blended pre-tax cost of reinsurance under our different transactions is less than 6% (but will decrease if losses are materially higher than we expect). This blended pre-tax cost is derived by dividing the reduction in our pre-tax income on loans covered by reinsurance by our direct (that is, without reinsurance) premiums from such loans. Although the pre-tax cost of the reinsurance under each transaction is generally constant, the effect of the reinsurance on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses. Although the GSEs have approved the terms of our QSR transactions, they will be reviewed under the PMIERs at least annually. We may not receive full credit under the PMIERs in future periods for the risk ceded under our QSR transactions.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield resulting from the premium rates themselves: the books of business we wrote before 2009, which have a higher average premium rate than subsequent books of business, are expected to continue to decline as a percentage of the insurance in force; and the average premium rate on these books of business is also expected to decline as the premium rates reset to lower levels at the time the loans reach the ten-year anniversary of their initial coverage date. However, for loans that have utilized HARP, the initial ten-year period was reset to begin as of the date of the HARP transaction. As of March 31, 2018, approximately 1% of our total primary insurance in force was written in 2008, has not been refinanced under HARP and is subject to a reset after ten years.
The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our then existing master policy (the “Gold Cert Endorsement”), which limited our ability to rescind coverage compared to that master policy. To comply with requirements of the GSEs, we introduced our current master policy in 2014. Our rescission rights under our current master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our current master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, was written under our current master policy. As of March 31, 2018, approximately 76% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our current master policy. The FHFA and the GSEs have proposed revised GSE rescission relief principles to, among other things, further limit the circumstances under which mortgage insurers may rescind coverage. It has been proposed that these principles be incorporated into new master policies which the GSEs have indicated should be effective for new business written in 2019, subject to state regulatory approvals. These proposed principles, if adopted, are likely to further reduce our ability to rescind insurance coverage in the future, potentially resulting in higher losses than would be the case under our existing master insurance policies.
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

MGIC Investment Corporation - Q1 2018 | 73

somewhat higher claim incidence than business written in 2009 through the first half of 2013, but materially below that on business written in 2005-2008. However, we believe this business presents an acceptable level of risk. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include higher LTV ratios, lower FICO scores, limited underwriting, including limited borrower documentation, or higher DTI ratios, as well as loans having combinations of higher risk factors. As of March 31, 2018, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (13.9%), loans with borrowers having FICO scores below 620 (2.9%), mortgages with borrowers having FICO scores of 620-679 (11.2%), mortgages with limited underwriting, including limited borrower documentation (2.7%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.7%), each attribute as determined at the time of loan origination. An individual loan may have more than one of these attributes. A material number of these loans were originated in 2005 - 2007 or the first half of 2008. For information about our classification of loans by FICO score and documentation, see footnotes (5) and (6) to the Characteristics of Primary Risk in Force table under “Business - Our Products and Services” in Item 1 of our Annual Report on Form 10-K filed with the SEC on February 23, 2018.
As of March 31, 2018, approximately 1% of our primary risk in force consisted of adjustable rate mortgages which allow for adjustment of the initial interest rate during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages with an initial interest rate that is fixed during the five years after the mortgage closing and loans with temporary interest rate adjustments during the initial five years, commonly referred to as "buydowns," that convert to a fixed rate for the duration of the loan term. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claim rates on such loans may be substantially higher than for loans without variable interest rate features. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
If state or federal regulations or statutes are changed in ways that ease mortgage lending standards and/or requirements, or if lenders seek ways to replace business in times of lower mortgage originations, it is possible that more mortgage loans could be originated with higher risk characteristics than are currently being originated, such as loans with lower FICO scores and higher DTIs. Lenders could pressure mortgage insurers to insure such loans, which are expected to experience higher claim rates. Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses even under our current underwriting requirements. We do, however, believe that our insurance written beginning in the second half of 2008 will generate underwriting profits.
Our holding company debt obligations materially exceed our holding company cash and investments.
At March 31, 2018, we had approximately $257 million in cash and investments at our holding company and our holding company’s debt obligations were $815 million in aggregate principal amount, consisting of $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes") and $390 million of 9% Debentures (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of March 31, 2018, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).
The 5.75% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In the first quarter of 2018 and in 2017, MGIC paid a total of $50 million and $140 million, respectively, in dividends to our holding company. We expect MGIC to continue to pay quarterly dividends. We

MGIC Investment Corporation - Q1 2018 | 74

ask the OCI not to object before MGIC pays dividends. On April 26, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists mostly of highly-rated fixed income investments, our investment portfolio is affected by general economic conditions and tax policy, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities, and as such, we may not achieve our investment objectives. Volatility or lack of liquidity in the markets in which we hold securities has at times reduced the market value of some of our investments, and if this worsens substantially it could have a material adverse effect on our liquidity, financial condition and results of operations.
For the significant portion of our investment portfolio that is held by MGIC, to receive full capital credit under insurance regulatory requirements and under the PMIERs, we generally are limited to investing in investment grade fixed income securities whose yields reflect their lower credit risk profile. Our investment income is dependent upon the size of the portfolio and its reinvestment at prevailing interest rates. A prolonged period of low investment yields would have an adverse impact on our investment income as would a decrease in the size of the portfolio. Further, the PMIERs impact our investment choices; changes could negatively impact our investment income and could reduce our Available Assets through mark-to-market adjustments.
In addition, we structure our investment portfolio to satisfy our expected liabilities, including claim payments in our mortgage insurance business. If we underestimate our liabilities or improperly structure our investments to meet these liabilities, we could have unexpected losses resulting from the forced liquidation of fixed income investments before their maturity, which could adversely affect our results of operations.

MGIC Investment Corporation - Q1 2018 | 75

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.
(Part II, Item 6)

Index to exhibits

Incorporated by reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
4.9	Amended and Restated Rights Agreement, dated as of April 26, 2018, between MGIC Investment Corporation and Equiniti Trust Company, as successor rights agent, which includes as Exhibit A thereto the Form of Right Certificate	8-A12B/A	4.1	April 27, 2018
12	Ratio of Earnings to Fixed Charges †
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q , and through updating of various statistical and other information †

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2018 | 76

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 8, 2018.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2018 | 77