Form 10-Q
period 2018-06-30
MGIC INVESTMENT CORP
filed 2018-08-03
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	July 31, 2018	362,155,055

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

FOR THE QUARTER ENDED JUNE 30, 2018

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

HOPA
Homeowners Protection Act

/ I
IADA
Individual Assistance Disaster Area

MGIC Investment Corporation - Q2 2018 | 4

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

MGIC Investment Corporation - Q2 2018 | 5

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
NPE minus incurred losses and underwriting expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation - Q2 2018 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	June 30, 2018	December 31, 2017
ASSETS		(Unaudited)
Investment portfolio:	7 / 8
Fixed income, available for sale, at fair value (amortized cost, 2018 - $4,983,355; 2017 - $4,946,278)		$4,926,247	$4,983,315
Equity securities, at fair value (cost, 2018 - $4,111; 2017 - $7,223)	2 / 7 / 8	4,048	7,246
Other invested assets, at cost	2 / 7 / 8	3,100	—
Total investment portfolio		4,933,395	4,990,561
Cash and cash equivalents		191,894	99,851
Accrued investment income		47,125	46,060
Reinsurance recoverable on loss reserves	4	37,051	48,474
Reinsurance recoverable on paid losses		3,295	3,872
Premiums receivable		56,213	54,045
Home office and equipment, net		49,461	44,936
Deferred insurance policy acquisition costs		18,807	18,841
Deferred income taxes, net	11	161,488	234,381
Other assets		93,287	78,478
Total assets		$5,592,016	$5,619,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	12	$813,015	$985,635
Unearned premiums		406,159	392,934
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	419,136	418,560
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		227,959	255,972
Total liabilities		2,278,141	2,464,973
Contingencies	5
Shareholders’ equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2018 - 371,348; 2017 - 370,567; shares outstanding 2018 - 362,150; 2017 - 370,567)		371,348	370,567
Paid-in capital		1,852,251	1,850,582
Treasury stock at cost (shares 2018 - 9,198)		(100,059)	—
Accumulated other comprehensive loss, net of tax		(117,294)	(43,783)
Retained earnings		1,307,629	977,160
Total shareholders’ equity		3,313,875	3,154,526
Total liabilities and shareholders’ equity		$5,592,016	$5,619,499
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2018 | 7

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2018	2017	2018	2017
Revenues:
Premiums written:
Direct		$274,726	$275,245	$544,760	$541,068
Assumed		2,085	685	2,177	1,973
Ceded	4	(21,375)	(30,096)	(54,595)	(60,505)
Net premiums written		255,436	245,834	492,342	482,536
Increase in unearned premiums, net		(8,472)	(14,698)	(13,271)	(22,297)
Net premiums earned		246,964	231,136	479,071	460,239
Investment income, net of expenses		34,502	29,716	66,623	59,193
Net realized investment losses	7	(1,897)	(52)	(2,226)	(177)
Other revenue		2,431	2,512	4,302	4,937
Total revenues		282,000	263,312	547,770	524,192

Losses and expenses:
Losses incurred, net	12	(13,455)	27,339	10,395	54,958
Amortization of deferred policy acquisition costs		2,845	2,584	5,417	4,814
Other underwriting and operating expenses, net		41,842	38,511	87,932	79,276
Interest expense		13,246	14,197	26,479	30,506
Loss on debt extinguishment		—	65	—	65
Total losses and expenses		44,478	82,696	130,223	169,619
Income before tax		237,522	180,616	417,547	354,573
Provision for income taxes	11	50,708	61,994	87,096	146,153
Net income		$186,814	$118,622	$330,451	$208,420

Earnings per share:
Basic	6	$0.51	$0.32	$0.89	$0.59
Diluted	6	$0.49	$0.31	$0.87	$0.55

Weighted average common shares outstanding - basic	6	368,578	366,918	369,736	354,035
Weighted average common shares outstanding - diluted	6	388,881	394,470	390,236	398,302

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2018 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2018	2017	2018	2017
Net income		$186,814	$118,622	$330,451	$208,420
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	(9,922)	25,749	(74,375)	37,870
Benefit plan adjustments		388	(142)	882	(295)
Foreign currency translation adjustment		—	—	—	31
Other comprehensive (loss) income, net of tax		(9,534)	25,607	(73,493)	37,606
Comprehensive income		$177,280	$144,229	$256,958	$246,026

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2018 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Six Months Ended June 30,
(In thousands)	Note	2018	2017
Common stock
Balance, beginning of period		$370,567	$359,400
Net common stock issued under share-based compensation plans		781	771
Issuance of common stock		—	10,386
Balance, end of period		371,348	370,557

Paid-in capital
Balance, beginning of period		1,850,582	1,782,337
Net common stock issued under share-based compensation plans		(8,854)	(7,494)
Issuance of common stock		—	60,903
Equity compensation		10,523	6,855
Balance, end of period		1,852,251	1,842,601

Treasury stock
Balance, beginning of period		—	(150,359)
Repurchase of common stock	13	(100,059)	—
Reissuance of treasury stock, net	13	—	150,359
Balance, end of period		(100,059)	—

Accumulated other comprehensive (loss) income
Balance, beginning of period	2	(43,801)	(75,100)
Other comprehensive (loss) income, net of tax	9	(73,493)	37,606
Balance, end of period		(117,294)	(37,494)

Retained earnings
Balance, beginning of period	2	977,178	632,717
Net income		330,451	208,420
Reissuance of treasury stock, net		—	(21,740)
Balance, end of period		1,307,629	819,397

Total shareholders’ equity		$3,313,875	$2,995,061

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2018 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$330,451	$208,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,395	33,191
Deferred tax expense	92,428	106,163
Net realized investment losses	2,226	177
Loss on debt extinguishment	—	65
Change in certain assets and liabilities:
Accrued investment income	(1,065)	43
Reinsurance recoverable on loss reserves	11,423	5,710
Reinsurance recoverable on paid losses	577	(1,187)
Premium receivable	(2,168)	1,048
Deferred insurance policy acquisition costs	34	(918)
Profit commission receivable	(11,202)	(4,603)
Loss reserves	(172,620)	(251,724)
Unearned premiums	13,225	22,273
Return premium accrual	(12,200)	(11,900)
Income taxes payable - current	(11,321)	32,991
Other, net	(8,590)	(14,193)
Net cash provided by operating activities	262,593	125,556

Cash flows from investing activities:
Purchases of investments	(516,712)	(545,319)
Proceeds from sales of investments	25,185	166,606
Proceeds from maturity of fixed income securities	423,933	390,344
Net increase in payable for securities	13,432	3,447
Additions to property and equipment	(8,256)	(9,659)
Net cash (used in) provided by investing activities	(62,418)	5,419

Cash flows from financing activities:
Proceeds from revolving credit facility	—	150,000
Repayment of revolving credit facility	—	(150,000)
Purchase or repayment of convertible senior notes	—	(145,620)
Payment of original issue discount - convertible senior notes	—	(4,504)
Repurchase of common stock	(100,059)	—
Payment of debt issuance costs	—	(1,630)
Payment of withholding taxes related to share-based compensation net share settlement	(8,073)	(6,723)
Net cash used in financing activities	(108,132)	(158,477)
Net increase (decrease) in cash and cash equivalents	92,043	(27,502)
Cash and cash equivalents at beginning of period	99,851	155,410
Cash and cash equivalents at end of period	$191,894	$127,908
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2018 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 1. Nature of Business and Basis of Presentation
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”), is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. An insurance subsidiary of MGIC provides insurance for certain mortgages under Fannie Mae and Freddie Mac (the “GSEs”) credit risk transfer programs and is a participant in the Fannie Mae Enterprise-Paid Mortgage Insurance pilot.

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

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. We operate under the Private Mortgage Insurer Eligibility Requirements ("PMIERs") of the GSEs that became effective December 31, 2015 and which have been amended from time to time. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions and subject to a floor amount). Based on our interpretation of the PMIERs, as of June 30, 2018, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2017 amounts have been made in the accompanying financial statements to conform to the 2018 presentation.

Subsequent events
We have considered subsequent events through the date of this filing. Refer to Note 11 - “Income Taxes,” for information regarding our tax settlement with the IRS in July 2018.

MGIC Investment Corporation - Q2 2018 | 12

Note 2. New Accounting Pronouncements
Accounting standards effective in 2018, or early adopted, and relevant to our financial statements
Table 2.1 shows the relevant amendments to accounting standards that have been implemented for the year beginning January 1, 2018; none had a material impact on our consolidated financial statements or disclosures.

	Table	2.1
Standard / Interpretation
	Amended Standards				Effective date
	ASC 718		Compensation - Stock Compensation
			•	ASU 2017-09 - Scope of Modification Accounting	January 1, 2018
	ASC 310		Receivables - Nonrefundable Fees and Other Costs
			•	ASU 2017-08 - Premium Amortization on Purchased Callable Debt Securities	January 1, 2019
	ASC 715		Compensation - Retirement Benefits
			•	ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	January 1, 2018
	ASC 825		Financial Instruments - Overall
			•	ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities	January 1, 2018

Stock Compensation - Scope of Modification Accounting
In May 2017, the FASB issued updated guidance related to a change in the terms or conditions (modification) of a share-based award. The updated guidance provides that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the award (equity or liability instrument) are the same as the original award immediately before the modification. The updated guidance addressed the diversity in practice on applying modification accounting, as some entities evaluated whether changes to awards were substantive, which is not prescribed within the current accounting guidance. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period.

◦	Adoption impact: The adoption of this guidance had no impact on our consolidated financial statements or disclosures.

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued updated guidance to amend the amortization period for certain purchased callable debt securities held at a premium, shortening the amortization period to the earliest call date. Under current GAAP, there is diversity in practice in the amortization period for premiums of callable debt securities and in how the potential for exercise of a call is factored into current impairment assessments. This updated guidance aligns with how callable debt securities, in the United States, are generally quoted, priced, and traded, which incorporates consideration of calls (also referred to as “yield-to-worst” pricing). The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.

◦	Adoption impact: We adopted this guidance as of January 1, 2018 with no impact to our consolidated financial statements or disclosures as our accounting policy adhered to the updated guidance.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued updated guidance intended to improve the reporting of net benefit cost in the financial statements. The updated guidance requires that an employer report the service cost component of pension and post-retirement benefit costs in the same financial statement caption as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations, if one is presented. Previous guidance did not prescribe

MGIC Investment Corporation - Q2 2018 | 13

where the amount of net benefit cost should be presented in an employer’s statement of operations and did not require entities to disclose by line item the amount of net benefit cost that is included in the statement of operations. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.

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

In February 2018, the FASB issued a separate update for technical corrections and improvements to clarify certain aspects of the guidance issued above. This update clarifies the presentation of investments in, among other things, Federal Home Loan Bank stock and prohibits those investments from being shown with equity securities.

◦
Adoption impact: At March 31, 2018, and periods subsequent, the value of our investment in Federal Home Loan Bank of Chicago (“FHLB”) stock, which is carried at cost, is presented within “Other invested assets” on our consolidated balance sheet.

Prospective Accounting Standards
Table 2.2 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

	Table	2.2
Standard / Interpretation					Effective date
Amended Standards
	ASC 326		Financial Instruments - Credit Losses
			•	ASU 2016-13 - Measurement of Credit Losses on Financial Instruments	January 1, 2020

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued updated guidance that requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial instruments. Entities will be required to utilize a current expected credit losses (“CECL”) methodology that incorporates their forecast of future economic conditions into their loss estimate unless such forecast is not reasonable and supportable, in which

MGIC Investment Corporation - Q2 2018 | 14

case the entity will revert to historical loss experience. Any allowance for CECL reduces the amortized cost basis of the financial instrument to the amount an entity expects to collect. Credit losses relating to available-for-sale fixed maturity securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The updated guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore will require significant judgment in application. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact on our consolidated financial statements or disclosures.

Note 3. Debt
Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of June 30, 2018 and December 31, 2017 are presented in table 3.1 below.

	Table	3.1
Long-term debt obligations	(In millions)		June 30, 2018	December 31, 2017
	FHLB Advance		$155.0	$155.0
	5.75% Notes		425.0	425.0
	9% Debentures (1)		256.9	256.9
	Long-term debt, par value		836.9	836.9
	Debt issuance costs		(5.9)	(6.5)
	Long-term debt, carrying value		$831.0	$830.4

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

The 5.75% Notes, 9% Debentures, and any amounts drawn on our revolving credit facility, are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. In addition to interest on amounts drawn, the unused portion of our revolving credit facility is subject to recurring commitment fees, which is reflected in interest payments. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

Table 3.2 below presents interest payments on our debt obligations.

	Table	3.2
Interest payments on debt obligations			Six Months Ended June 30,
	(In millions)		2018	2017
	Revolving credit facility		$0.3	$0.5
	FHLB Advance		1.5	1.5
	5% Notes		—	3.6
	2% Notes		—	2.1
	5.75% Notes		12.2	12.9
	9% Debentures		11.6	11.6
	Total interest payments		$25.6	$32.2

MGIC Investment Corporation - Q2 2018 | 15

Note 4. Reinsurance
The reinsurance agreements we have entered into, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

	Table	4.1
Effect of Reinsurance			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		2018	2017	2018	2017
	Premiums earned:
	Direct		$268,236	$261,180	$533,487	$520,608
	Assumed		106	62	227	160
	Ceded		(21,378)	(30,106)	(54,643)	(60,529)
	Net premiums earned		$246,964	$231,136	$479,071	$460,239

	Losses incurred:
	Direct		$(16,778)	$31,396	$14,723	$63,809
	Assumed		(100)	61	(10)	166
	Ceded		3,423	(4,118)	(4,318)	(9,017)
	Losses incurred, net		$(13,455)	$27,339	$10,395	$54,958

Quota share reinsurance
We utilize quota share reinsurance to manage our exposure to losses resulting from our mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. Each of the reinsurers under our QSR Transactions has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both.

2018 QSR Transaction. We entered into a QSR transaction with a group of unaffiliated reinsurers with an effective date of January 1, 2018 (“2018 QSR Transaction”), which provides coverage on new business written in 2018 that meets certain eligibility requirements. Under the 2018 QSR Transaction, we will cede losses incurred and premiums on or after the effective date through December 31, 2029, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021, and annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

The structure of the 2018 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2018 QSR Transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 62%.

2017 and 2015 QSR Transactions.
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

MGIC Investment Corporation - Q2 2018 | 16

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

Table 4.2 below presents a summary of our quota share reinsurance agreements, excluding captive agreements (which were immaterial), for the three and six months ended June 30, 2018 and 2017.

	Table	4.2
Quota share reinsurance			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		2018	2017	2018	2017
	Ceded premiums written and earned, net of profit commission (1)		$21,432	$28,917	$54,468	$57,812
	Ceded losses incurred		(3,735)	4,424	4,053	9,111
	Ceding commissions (2)		12,640	12,248	25,285	24,251
	Profit commission		41,769	32,325	71,958	63,442

(1)	Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of QSR Transactions, ceded premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premium due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $36.5 million as of June 30, 2018 and $39.3 million as of December 31, 2017. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In each of 2017 and the first half of 2018, curtailments reduced our average claim paid by approximately 5.6% and 6.7%, respectively.

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

MGIC Investment Corporation - Q2 2018 | 17

to implement settlements we consider probable, we intend to defend MGIC vigorously against any related legal proceedings.

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $288 million. This estimate of maximum exposure is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimate of maximum exposure will change from time to time. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2017 and the first six months of 2018 was immaterial to our consolidated financial statements.

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

MGIC Investment Corporation - Q2 2018 | 18

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For purposes of calculating basic EPS, vested restricted stock and restricted stock units (“RSUs”) are considered outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested RSU’s result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. During the three and six months ended June 30, 2018, we had 9% Debentures outstanding that could result in potentially issuable shares.

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

	Table	6.1
Earnings per share			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands, except per share data)		2018	2017	2018	2017
	Basic earnings per share:
	Net income		$186,814	$118,622	$330,451	$208,420
	Weighted average common shares outstanding - basic		368,578	366,918	369,736	354,035
	Basic earnings per share		$0.51	$0.32	$0.89	$0.59

	Diluted earnings per share:
	Net income		$186,814	$118,622	$330,451	$208,420
	Interest expense, net of tax (1):
	2% Notes		—	84	—	907
	5% Notes		—	427	—	1,709
	9% Debentures		4,566	3,757	9,132	7,514
	Diluted income available to common shareholders		$191,380	$122,890	$339,583	$218,550

	Weighted average common shares outstanding - basic		368,578	366,918	369,736	354,035
	Effect of dilutive securities:
	Unvested RSUs		1,275	1,140	1,472	1,314
	2% Notes		—	3,827	—	16,771
	5% Notes		—	3,557	—	7,154
	9% Debentures		19,028	19,028	19,028	19,028
	Weighted average common shares outstanding - diluted		388,881	394,470	390,236	398,302
	Diluted earnings per share		$0.49	$0.31	$0.87	$0.55

(1)	The periods ended June 30, 2018 and 2017 were tax effected at a rate of 21% and 35%, respectively.

MGIC Investment Corporation - Q2 2018 | 19

Note 7. Investments
Fixed income securities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at June 30, 2018 and December 31, 2017 are shown in tables 7.1a and 7.1b below.

	Table	7.1a
Details of fixed income securities by category - current year			June 30, 2018
	(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$135,248	$210	$(2,688)	$132,770
	Obligations of U.S. states and political subdivisions		2,056,724	26,099	(16,686)	2,066,137
	Corporate debt securities		2,137,543	1,174	(42,759)	2,095,958
	Asset backed securities (“ABS”)		71,625	—	(333)	71,292
	Residential mortgage backed securities (“RMBS”)		174,255	41	(10,570)	163,726
	Commercial mortgage backed securities (“CMBS”)		294,839	351	(11,847)	283,343
	Collateralized loan obligations (“CLO”)		113,121	64	(164)	113,021
	Total fixed income securities		4,983,355	27,939	(85,047)	4,926,247

	Table	7.1b
Details of fixed income securities by category - prior year-end			December 31, 2017
	(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$179,850	$274	$(1,278)	$178,846
	Obligations of U.S. states and political subdivisions		2,105,063	56,210	(8,749)	2,152,524
	Corporate debt securities		2,065,475	10,532	(9,169)	2,066,838
	ABS		4,925	—	(2)	4,923
	RMBS		189,153	60	(7,364)	181,849
	CMBS		301,014	1,204	(4,906)	297,312
	CLOs		100,798	304	(79)	101,023
	Total fixed income securities		4,946,278	68,584	(31,547)	4,983,315

(1)	At June 30, 2018 and December 31, 2017, there were no other-than-temporary impairment losses recorded in other comprehensive income.

We had $13.4 million and $13.6 million of investments at fair value on deposit with various states as of June 30, 2018 and December 31, 2017, respectively, due to regulatory requirements of those state insurance departments.

MGIC Investment Corporation - Q2 2018 | 20

The amortized cost and fair values of fixed income securities at June 30, 2018, by contractual maturity, are shown in table 7.2 below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

	Table	7.2
Fixed income securities maturity schedule			June 30, 2018
	(In thousands)		Amortized Cost	Fair Value
	Due in one year or less		$493,653	$492,697
	Due after one year through five years		1,560,626	1,538,297
	Due after five years through ten years		984,376	961,805
	Due after ten years		1,290,860	1,302,066
			$4,329,515	$4,294,865

	ABS		71,625	71,292
	RMBS		174,255	163,726
	CMBS		294,839	283,343
	CLOs		113,121	113,021
	Total as of June 30, 2018		$4,983,355	$4,926,247

Proceeds from sales of fixed income securities classified as available-for-sale were $25.1 million and $166.6 million during the six months ended June 30, 2018 and 2017, respectively. Gross gains of $0.2 million and $0.8 million and gross losses of $1.0 million and $1.0 million were realized on those sales during the six months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, we recorded other-than-temporary impairment (“OTTI”) losses of $1.3 million in earnings due to our intent to sell certain fixed income securities that are in an unrealized loss position. During each of the three and six months ended June 30, 2017, there were no OTTI losses recognized.

Equity securities
The cost and fair value of investments in equity securities at June 30, 2018 and December 31, 2017 are shown in tables 7.3a and 7.3b below. As described in Note 2 - “New Accounting Pronouncements,” under updated guidance regarding the “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective on January 1, 2018, the amount of our FHLB stock investment has been reclassified and presented in “Other invested assets” on our consolidated balance sheet as of June 30, 2018.

	Table	7.3a
Details of equity security investments - current year			June 30, 2018
	(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
	Equity securities		$4,111	$8	$(71)	$4,048

	Table	7.3b
Details of equity security investments - prior year-end			December 31, 2017
	(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
	Equity securities		$7,223	$39	$(16)	$7,246

For the six months ended June 30, 2018, we recognized $0.1 million of net losses on equity securities still held as of June 30, 2018.

MGIC Investment Corporation - Q2 2018 | 21

Other invested assets
Other invested assets include an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance. As of June 30, 2018, that collateral consisting of fixed income securities included in our total investment portfolio, and cash and cash equivalents, had a total fair value of $166.1 million.

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

	Table	7.4a
Investments unrealized losses - current year			June 30, 2018
			Less Than 12 Months		12 Months or Greater		Total
	(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$85,817	$(1,826)	$34,027	$(862)	$119,844	$(2,688)
	Obligations of U.S. states and political subdivisions		778,354	(9,776)	207,827	(6,910)	986,181	(16,686)
	Corporate debt securities		1,787,815	(34,534)	176,254	(8,225)	1,964,069	(42,759)
	ABS		71,293	(333)	—	—	71,293	(333)
	RMBS		5,099	(163)	158,215	(10,407)	163,314	(10,570)
	CMBS		121,944	(3,098)	130,590	(8,749)	252,534	(11,847)
	CLOs		57,962	(138)	1,182	(26)	59,144	(164)
	Total		$2,908,284	$(49,868)	$708,095	$(35,179)	$3,616,379	$(85,047)

	Table	7.4b
Investments unrealized losses - prior year-end			December 31, 2017
			Less Than 12 Months		12 Months or Greater		Total
	(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$144,042	$(796)	$31,196	$(482)	$175,238	$(1,278)
	Obligations of U.S. states and political subdivisions		505,311	(3,624)	211,684	(5,125)	716,995	(8,749)
	Corporate debt securities		932,350	(4,288)	200,716	(4,881)	1,133,066	(9,169)
	ABS		4,923	(2)	—	—	4,923	(2)
	RMBS		14,979	(280)	166,329	(7,084)	181,308	(7,364)
	CMBS		51,096	(358)	138,769	(4,548)	189,865	(4,906)
	CLOs		14,243	(7)	3,568	(72)	17,811	(79)
	Equity securities		226	(2)	431	(14)	657	(16)
	Total		$1,667,170	$(9,357)	$752,693	$(22,206)	$2,419,863	$(31,563)
The unrealized losses in all categories of our investments at June 30, 2018 and December 31, 2017 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. There were 867 and 586 securities in an unrealized loss position at June 30, 2018 and December 31, 2017, respectively.

MGIC Investment Corporation - Q2 2018 | 22

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

Assets measured at fair value, by hierarchy level, as of June 30, 2018 and December 31, 2017 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

	Table	8.1a
Fair value hierarchy - current year			June 30, 2018
	(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$132,770	$18,922	$113,848	$—
	Obligations of U.S. states and political subdivisions		2,066,137	—	2,065,945	192
	Corporate debt securities		2,095,958	—	2,095,958	—
	ABS		71,292	—	71,292	—
	RMBS		163,726	—	163,726	—
	CMBS		283,343	—	283,343	—
	CLOs		113,021	—	113,021	—
	Total fixed income securities		4,926,247	18,922	4,907,133	192
	Equity securities (1)		4,048	2,880	—	1,168
	Total investments at fair value		$4,930,295	$21,802	$4,907,133	$1,360
	Real estate acquired (2)		$13,321	$—	$—	$13,321

MGIC Investment Corporation - Q2 2018 | 23

	Table	8.1b
Fair value hierarchy - prior year-end			December 31, 2017
	(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$178,846	$81,598	$97,248	$—
	Obligations of U.S. states and political subdivisions		2,152,524	—	2,152,253	271
	Corporate debt securities		2,066,838	—	2,066,838	—
	ABS		4,923	—	4,923	—
	RMBS		181,849	—	181,849	—
	CMBS		297,312	—	297,312	—
	CLOs		101,023	—	101,023	—
	Total fixed income securities		4,983,315	81,598	4,901,446	271
	Equity securities (1)		7,246	2,978	—	4,268
	Total investments at fair value		$4,990,561	$84,576	$4,901,446	$4,539
	Real estate acquired (2)		$12,713	$—	$—	$12,713

(1)
Equity securities in Level 3 are carried at cost, which approximates fair value. See “Reconciliations of Level 3 assets” below for information regarding a change in presentation of amounts previously included in Level 3 Equity securities.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2018 and 2017 is shown in tables 8.2a and 8.2b and 8.3a and 8.3b below. As described in Note 2 - “New Accounting Pronouncements,” under updated guidance regarding the Recognition and Measurement of Financial Assets and Financial Liabilities which became effective on January 1, 2018, our investment in FHLB stock is no longer presented with equity securities. Prior to the updated guidance, our FHLB stock was included in our Level 3 equity securities. As shown in table 8.3a below, for the six months ended June 30, 2018, we have transferred our FHLB stock out of Level 3 assets, and it is carried at cost, which approximates fair value, on our consolidated balance sheet in “Other invested assets” as of June 30, 2018. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

	Table	8.2a
Development of assets and liabilities classified within level 3 - current year quarter			Three Months Ended June 30, 2018
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at March 31, 2018		$254	$1,168	$1,422	$10,078
	Total realized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(996)
	Purchases		—	—	—	10,869
	Sales		(62)	—	(62)	(6,630)
	Balance at June 30, 2018		$192	$1,168	$1,360	$13,321

MGIC Investment Corporation - Q2 2018 | 24

	Table	8.2b
Development of assets and liabilities classified within level 3 - prior year quarter			Three Months Ended June 30, 2017
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at March 31, 2017		$683	$4,268	$4,951	$10,730
	Total realized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(63)
	Purchases		—	—	—	9,421
	Sales		(106)	—	(106)	(9,817)
	Balance at June 30, 2017		$577	$4,268	$4,845	$10,271

	Table	8.3a
Development of assets and liabilities classified within level 3 - current year to date			Six Months Ended June 30, 2018
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2017		$271	$4,268	$4,539	$12,713
	Transfers out of Level 3		—	(3,100)	(3,100)	—
	Total realized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(655)
	Purchases		—	—	—	16,763
	Sales		(79)	—	(79)	(15,500)
	Balance at June 30, 2018		$192	$1,168	$1,360	$13,321

	Table	8.3b
Development of assets and liabilities classified within level 3 - prior year to date			Six Months Ended June 30, 2017
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2016		$691	$4,268	$4,959	$11,748
	Total realized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(226)
	Purchases		—	—	—	18,104
	Sales		(114)	—	(114)	(19,355)
	Balance at June 30, 2017		$577	$4,268	$4,845	$10,271
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

Financial liabilities not measured at fair value
We incur financial liabilities in the normal course of our business. Table 8.4 presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at June 30, 2018 and December 31, 2017. The fair values of our 5.75% Notes and 9% Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using discounted cash flows on current incremental borrowing rates for similar borrowing arrangements. In all cases the fair values of the financial liabilities below are categorized as Level 2.

MGIC Investment Corporation - Q2 2018 | 25

	Table	8.4
Fair value measurements - liabilities			June 30, 2018		December 31, 2017
	(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
	FHLB Advance		$155,000	$149,135	$155,000	$152,124
	5.75% Notes		419,136	434,422	418,560	465,473
	9% Debentures		256,872	344,946	256,872	353,507
	Total financial liabilities		$831,008	$928,503	$830,432	$971,104

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 are included in table 9.1 below.

	Table	9.1
Components of other comprehensive (loss) income			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		2018	2017	2018	2017
	Net unrealized investment (losses) gains arising during the period		$(12,558)	$39,614	$(94,145)	$58,261
	Income tax benefit (expense)		2,636	(13,865)	19,770	(20,391)
	Net of taxes		(9,922)	25,749	(74,375)	37,870

	Net changes in benefit plan assets and obligations		491	(220)	1,116	(454)
	Income tax (expense) benefit		(103)	78	(234)	159
	Net of taxes		388	(142)	882	(295)

	Net changes in unrealized foreign currency translation adjustment		—	—	—	45
	Income tax (expense)		—	—	—	(14)
	Net of taxes		—	—	—	31

	Total other comprehensive (loss) income		(12,067)	39,394	(93,029)	57,852
	Total income tax benefit (expense)		2,533	(13,787)	19,536	(20,246)
	Total other comprehensive (loss) income, net of tax		$(9,534)	$25,607	$(73,493)	$37,606

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive loss (“AOCL”) to our consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 are included in table 9.2 below.

	Table	9.2
Reclassifications from AOCL			Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		2018	2017	2018	2017
	Reclassification adjustment for net realized (losses) (1)		$(3,621)	$(1,392)	$(3,712)	$(2,139)
	Income tax benefit		760	487	779	748
	Net of taxes		(2,861)	(905)	(2,933)	(1,391)

	Reclassification adjustment related to benefit plan assets and obligations (2)		(491)	220	(1,116)	454
	Income tax benefit (expense)		103	(78)	234	(159)
	Net of taxes		(388)	142	(882)	295

	Total reclassifications		(4,112)	(1,172)	(4,828)	(1,685)
	Total income tax benefit		863	409	1,013	589
	Total reclassifications, net of tax		$(3,249)	$(763)	$(3,815)	$(1,096)

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation - Q2 2018 | 26

A rollforward of AOCL for the six months ended June 30, 2018, including amounts reclassified from AOCL, are included in table 9.3 below.

	Table	9.3
Rollforward of AOCL			Six Months Ended June 30, 2018
	(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Total AOCL
	Balance, December 31, 2017, net of tax		$29,257	$(73,058)	$(43,801)
	Other comprehensive income before reclassifications		(77,308)	—	(77,308)
	Less: Amounts reclassified from AOCL		(2,933)	(882)	(3,815)
	Balance, June 30, 2018, net of tax		$(45,118)	$(72,176)	$(117,294)

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2018 and 2017.

	Table	10.1
Components of net periodic benefit cost			Three Months Ended June 30,
			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
	(In thousands)		2018	2017	2018	2017
	Service cost		$2,703	$2,484	$310	$220
	Interest cost		3,765	3,879	203	186
	Expected return on plan assets		(5,555)	(5,013)	(1,591)	(1,312)
	Recognized net actuarial loss		1,684	1,549	(79)	—
	Amortization of prior service cost		(88)	(106)	(1,026)	(1,663)
	Net periodic benefit cost (benefit)		$2,509	$2,793	$(2,183)	$(2,569)

	Table	10.2
Components of net periodic benefit cost			Six Months Ended June 30,
			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
	(In thousands)		2018	2017	2018	2017
	Service cost		$5,265	$4,778	$580	$407
	Interest cost		7,547	7,737	417	353
	Expected return on plan assets		(11,125)	(10,049)	(3,179)	(2,624)
	Recognized net actuarial loss		3,469	3,084	(125)	—
	Amortization of prior service cost		(175)	(213)	(2,052)	(3,325)
	Net periodic benefit cost (benefit)		$4,981	$5,337	$(4,359)	$(5,189)

We currently intend to make contributions totaling $11 million to our qualified pension plan and supplemental executive retirement plan in 2018.

Note 11. Income Taxes
We have approximately $344.0 million of net operating loss (“NOL”) carryforwards as of June 30, 2018. Any unutilized carryforwards are scheduled to expire at the end of tax years 2032 through 2033.

MGIC Investment Corporation - Q2 2018 | 27

We evaluate the realizability of our deferred tax assets including our NOL carryforwards on a quarterly basis. Based on our analysis, we have concluded that all of our deferred tax assets are fully realizable and therefore no valuation allowance existed at June 30, 2018 and December 31, 2017.

Tax Contingencies
As previously disclosed, the Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits.

In July 2018, we finalized an agreement with the IRS to settle all issues in the examination and related U.S. Tax Court case; the settlement has been approved by the U.S. Tax Court. The expected impact of the agreed upon settlement was previously reflected in our consolidated financial statements.

Our total amount of unrecognized tax benefits as of June 30, 2018 is $144.9 million, which represents the tax benefits generated by the REMIC portfolio included in our tax returns that we have not taken benefit for in our financial statements, including any related interest. Based on the finalized agreement with the IRS, our total unrecognized tax benefits will be reduced by $144.9 million during the second half of 2018. After taking into account prior payments and the effect of available net operating loss carrybacks, we expect net cash outflows for federal and state income taxes and interest associated with our settlement will be approximately $57 million.

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

The “Losses incurred” section of table 12.1 below shows losses incurred on delinquencies that occurred in the current year and in prior years. The amount of losses incurred relating to delinquencies that occurred in the current year represents the estimated amount to be ultimately paid on such delinquencies. The amount of losses incurred relating to delinquencies that occurred in prior years represents the difference between the actual claim rate and severity associated with those delinquencies resolved in the current year compared to the estimated claim rate and severity at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on delinquencies continuing from the end of the prior year. This re-estimation of the claim rate and severity is the result of our review of current trends in the delinquent inventory, such as percentages of delinquencies that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of delinquencies by geography and changes in average loan exposure.

Losses incurred on delinquencies that occurred in the current year decreased in the first six months of 2018 compared to the same period in 2017, primarily due to a decrease in the estimated claim rate on delinquencies that occurred in the current year and a decrease in the number of new delinquencies, net of related cures.

MGIC Investment Corporation - Q2 2018 | 28

For the six months ended June 30, 2018 and 2017, we experienced favorable loss reserve development on previously received delinquencies, in large part, due to the resolution of approximately 51% and 48%, respectively, of the prior year delinquent inventory, with improved cure rates. The favorable loss reserve development resulting from a reduction in the estimated claim rate was partially offset in each of the six months ended June 30, 2018 and 2017 by an increase in our severity assumption on previously received delinquencies.

The “Losses paid” section of table 12.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, we have experienced a decline in the average time servicers are utilizing to process foreclosures, which has reduced the average time to receive a claim associated with new delinquent notices that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity.

During the first six months of 2018 and 2017, our losses paid included amounts paid upon commutation of coverage of pools of non-performing loans (“NPLs”) and/or amounts paid in connection with disputes concerning our claims paying practices. The impacts of the settlements were as follows:

•	2018 - 662 items were removed from the delinquent inventory with an amount paid of $21 million.

•	2017 - 1,128 items were removed from the delinquent inventory with amount paid of $45 million.

Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $50 million and $61 million at June 30, 2018 and December 31, 2017, respectively.

Table 12.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2018 and 2017.

	Table	12.1
Development of reserves for losses and loss adjustment expenses			Six months ended June 30,
	(In thousands)		2018	2017
	Reserve at beginning of period		$985,635	$1,438,813
	Less reinsurance recoverable		48,474	50,493
	Net reserve at beginning of period		937,161	1,388,320

	Losses incurred:
	Losses and LAE incurred in respect of delinquency notices received in:
	Current year		108,361	158,906
	Prior years (1)		(97,966)	(103,948)
	Total losses incurred		10,395	54,958

	Losses paid:
	Losses and LAE paid in respect of delinquency notices received in:
	Current year		263	2,125
	Prior years		173,313	298,847
	Reinsurance terminations		(1,984)	—
	Total losses paid		171,592	300,972
	Net reserve at end of period		775,964	1,142,306
	Plus reinsurance recoverables		37,051	44,783
	Reserve at end of period		$813,015	$1,187,089

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

MGIC Investment Corporation - Q2 2018 | 29

The prior year development of the reserves in the first six months of 2018 and 2017 is reflected in table 12.2 below.

	Table	12.2
Reserve development on previously received delinquencies			Six months ended June 30,
	(in millions)		2018	2017
	Decrease in estimated claim rate on primary defaults		$(120)	$(104)
	Increase in estimated severity on primary defaults		19	2
	Change in estimates related to pool reserves, LAE reserves and reinsurance		3	(2)
	Total prior year loss development (1)		$(98)	$(104)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Delinquent inventory
A rollforward of our primary delinquent inventory for the three and six months ended June 30, 2018 and 2017 appears in table 12.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the accuracy of the data provided by servicers, the number of business days in a month, transfers of servicing between loan servicers and whether all servicers have provided the reports in a given month.

	Table	12.3
Delinquent inventory rollforward			Three Months Ended June 30,		Six Months Ended June 30,
			2018	2017	2018	2017
	Delinquent inventory at beginning of period		41,243	45,349	46,556	50,282
	New notices		12,159	14,463	26,782	29,402
	Cures		(15,350)	(14,708)	(33,423)	(31,836)
	Paids (including those charged to a deductible or captive)		(1,501)	(2,573)	(3,072)	(5,208)
	Rescissions and denials		(76)	(100)	(144)	(195)
	Other items removed from inventory		(438)	(1,114)	(662)	(1,128)
	Delinquent inventory at end of period		36,037	41,317	36,037	41,317
The decrease in the primary delinquent inventory experienced during 2018 and 2017 was generally across all markets and primarily in book years 2008 and prior. Historically as a default ages it becomes more likely to result in a claim.

Hurricane activity
New delinquent notice activity increased in the fourth quarter of 2017 because of hurricane activity that primarily impacted Puerto Rico, Texas, and Florida in the third quarter of 2017. In response to the hurricanes, the Federal Emergency Management Agency has declared Individual Assistance Disaster Areas (“IADA”), and during the fourth quarter of 2017 we received 9,294 new notices from the IADA. As a result, the number of loans delinquent three months or less was a higher percentage of our total inventory as of December 31, 2017 than it had been as of June 30, 2017. A majority of the loans in the IADA first reported as delinquent in the fourth quarter of 2017 remained delinquent through the period ending June 30, 2018 and are shown as 4-11 months delinquent in table 12.4 below. Correspondingly, the number of loans in our delinquent inventory shown as 4-11 months delinquent was elevated as of June 30, 2018, compared to December 31, 2017 and June 30, 2017.

MGIC Investment Corporation - Q2 2018 | 30

Table 12.4 below shows the number of consecutive months a borrower is delinquent.

	Table	12.4
Delinquent inventory - consecutive months in default			June 30, 2018		December 31, 2017		June 30, 2017
	3 months or less		8,554	24%	17,119	37%	10,299	25%
	4-11 months		12,506	35%	12,050	26%	11,018	27%
	12 months or more (1) (2)		14,977	41%	17,387	37%	20,000	48%
	Total primary delinquent inventory		36,037	100%	46,556	100%	41,317	100%

	Primary claims received inventory included in ending delinquent inventory:		827	2%	954	2%	1,258	3%

(1)
Approximately 43%, 45%, and 46% of the primary delinquent inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

(2)
The majority of items removed from our delinquent inventory due to commutations of NPLs during the six months ended June 30, 2018 were delinquent for 12 consecutive months or more as of December 31, 2017.

The number of months a loan is in the delinquent inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. Table 12.5 below shows the number of payments that a borrower is delinquent.

	Table	12.5
Delinquent inventory - number of payments delinquent			June 30, 2018		December 31, 2017		June 30, 2017
	3 payments or less		14,178	39%	21,678	46%	15,858	38%
	4-11 payments		11,429	32%	12,446	27%	10,560	26%
	12 payments or more (1) (2)		10,430	29%	12,432	27%	14,899	36%
	Total primary delinquent inventory		36,037	100%	46,556	100%	41,317	100%

(1)
Approximately 41%, 43%, and 44% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

(2)	The majority of items removed from our delinquent inventory due to commutations of NPLs during the six months ended June 30, 2018 had 12 or more payments delinquent as of December 31, 2017.

Pool insurance delinquent inventory decreased to 1,067 at June 30, 2018 from 1,309 at December 31, 2017, and 1,511 at June 30, 2017.

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

MGIC Investment Corporation - Q2 2018 | 31

Note 13. Shareholders’ Equity
Share repurchase program
On April 26, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

During the second quarter, we repurchased approximately 9.2 million shares of our common stock at a weighted average price per share of $10.88, which included commissions.

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

Shareholders Rights Agreement
Our Amended and Restated Rights Agreement dated August 1, 2018 (“the 2018 Agreement”) seeks to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

Under the 2018 Agreement, each outstanding share of our Common Stock is accompanied by one Right. The “Distribution Date” occurs on the earlier of ten days after a public announcement that a person has become an “Acquiring Person,” or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an “Acquiring Person.” An “Acquiring Person” is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-tenth of one share of our Common Stock at a Purchase Price of $45 per full share (equivalent to $4.50 for each one-tenth share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on March 1, 2020, or earlier as described in the 2018 Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

MGIC Investment Corporation - Q2 2018 | 32

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

	Table	14.1
Restricted stock grants			Six months ended June 30,
			2018		2017
			Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
	RSUs subject to performance conditions		1,239	$15.80	1,237	$10.41
	RSUs subject only to service conditions		412	15.71	395	10.41

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

At June 30, 2018, MGIC’s risk-to-capital ratio was 9.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.4 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At June 30, 2018, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 10.0 to 1. Reinsurance agreements with an affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliate, additional capital contributions to the reinsurance affiliate could be needed.
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

MGIC Investment Corporation - Q2 2018 | 33

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

Dividend restrictions
In the second quarter of 2018, MGIC paid a $50 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without such dividends being subject to regulatory disapproval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered. For the year ended December 31, 2017, MGIC’s statutory net income was reduced by $473 million to account for the increase in contingency reserves.

MGIC Investment Corporation - Q2 2018 | 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter and first six months of 2018. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

Through our subsidiary MGIC, we are a leading provider of PMI in the United States, as measured by $200.7 billion of primary IIF at June 30, 2018.

MGIC Investment Corporation - Q2 2018 | 35

Overview

Summary financial results of MGIC Investment Corporation		Three Months Ended June 30,			Six Months Ended June 30, 2018
	(In millions, except per share data, unaudited)	2018	2017	% Change	2018	2017	% Change
	Selected statement of operations data
	Total revenues	$282.0	$263.3	7	$547.8	$524.2	4
	Losses incurred, net	(13.5)	27.3	(149)	10.4	55.0	(81)
	Other underwriting and operating expenses, net	41.8	38.5	9	87.9	79.3	11
	Income before tax	237.5	180.6	32	417.5	354.6	18
	Provision for income taxes	50.7	62.0	(18)	87.1	146.2	(40)
	Net income	186.8	118.6	57	330.5	208.4	59
	Diluted income per share	$0.49	$0.31	58	$0.87	$0.55	58

	Non-GAAP Financial Measures (1)
	Adjusted pre-tax operating income	$239.4	$180.7	32	$419.8	$354.8	18
	Adjusted net operating income	189.2	119.3	59	333.8	236.4	41
	Adjusted net operating income per diluted share	$0.50	$0.31	60	$0.88	$0.62	42
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of second quarter and year to date 2018 results
Comparative quarterly results
We recorded second quarter 2018 net income of $186.8 million, or $0.49 per diluted share. Net income increased by $68.2 million compared with net income of $118.6 million in the prior year, primarily reflecting decreases in our losses incurred, net and our provision for income taxes. The decline in our losses incurred, net also had the effect of reducing our ceded premiums due to an increase in our reinsurance profit commission. In addition, our diluted weighted average shares outstanding decreased from the prior year. These factors resulted in a 58% increase in diluted income per share.

Adjusted net operating income for the second quarter 2018 was $189.2 million (Q2 2017: $119.3 million) and adjusted net operating income per diluted share was $0.50 (Q2 2017: $0.31). The 59% increase in adjusted net operating income primarily reflects the increase in net income. The increase in adjusted net operating income and decrease in diluted weighted average shares outstanding resulted in a 60% increase in adjusted net operating income per diluted share.

Losses incurred, net for the second quarter of 2018 were $(13.5) million, a $40.8 million improvement compared to the prior year, primarily due to 16% fewer new delinquent notices received in the current year period and a decline in the estimated claim rate on those notices, to 9.5% from 11% in the prior year period. Our estimated claim rate on new notices reflects the current economic environment and anticipated cure activity on the notices received. In addition, favorable development on previously received delinquencies was higher in the current year period.

Other underwriting and operating expenses, net were $41.8 million, an increase of 9% compared to the prior year primarily driven by higher share-based compensation expenses, which resulted from a higher stock price at the grant date, and non-executive compensation.

The decrease in our provision for income taxes in the second quarter of 2018 as compared to the same period in the prior year was due to the decrease in the statutory income tax rate, offset in part by an increase in income before tax.

In June 2018, MGIC paid a dividend of $50 million to our holding company and we expect MGIC to continue to pay quarterly dividends of at least that amount.

MGIC Investment Corporation - Q2 2018 | 36

Comparative year to date results
We recorded net income of $330.5 million, or $0.87 per diluted share, during the first six months of 2018. Net income increased by $122.0 million compared with net income of $208.4 million in the prior year, primarily reflecting decreases in our losses incurred, net and our provision for income taxes. The decline in our losses incurred, net also had the effect of reducing our ceded premiums due to an increase in our reinsurance profit commission. In addition, our diluted weighted average shares outstanding decreased from the prior year. These factors resulted in a 58% increase in diluted income per share.

Adjusted net operating income for the first six months of 2018 was $333.8 million (YTD 2017: $236.4 million) and adjusted net operating income per diluted share was $0.88 (YTD 2017: $0.62). The 41% increase in adjusted net operating income primarily reflects the increase in net income in the current year period. The increase in adjusted net operating income and decrease in diluted weighted average shares outstanding resulted in a 42% increase in adjusted net operating income per diluted share.

Losses incurred, net for the first six months of 2018 were $10.4 million, down 81.1% compared to the prior year due to 9% fewer new delinquent notices received in the current year period and a decrease in the estimated claim rate of on those notices, to 9% from 11% in the prior year period. Our estimated claim rate on new notices reflects the current economic environment and anticipated cure activity on the notices received.

Other underwriting and operating expenses, net were $87.9 million, an increase of 11% compared to the prior year primarily driven by higher share-based compensation expenses, which resulted from a higher stock price at the grant date, and non-executive compensation.

The decrease in our provision for income taxes in the first six months of 2018 as compared to the same period in the prior year was due in part to the decrease in the statutory income tax rate, offset in part by an increase in income before tax. In addition, the provision for income tax in the prior year period included an additional provision of $27.8 million for the expected settlement of our IRS litigation.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and six months ended June 30, 2018 compared to the respective prior year periods.

Capital
Share repurchase program
On April 26, 2018, our board of directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. During the second quarter of 2018, we utilized approximately $100.1 million of cash at our holding company to repurchase approximately 9.2 million shares of our common stock. As of June 30, 2018, our holding company had approximately $191 million in cash and investments and we expect to fund any additional purchases with these resources. As of June 30, 2018, we had approximately 362.1 million shares of common stock outstanding.

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
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our NIW. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of PMIERs include the following:

•
In December 2017, we received from the GSEs a summary of proposed changes to the PMIERs. In June 2018, we received a revised draft of proposed changes to the PMIERs that we expect will be finalized in the third quarter of 2018 and become effective at the end of the first quarter of 2019 (the revised PMIERs

MGIC Investment Corporation - Q2 2018 | 37

are referred to as "PMIERs 2.0"). Upon effectiveness of PMIERs 2.0, we expect that MGIC would continue to have a significant excess of Available Assets over Minimum Required Assets ("PMIERs Excess"), although our PMIERs Excess would be materially lower than it was at June 30, 2018 under the existing PMIERs, and that MGIC would continue to be able to pay quarterly dividends to our holding company of at least the $50 million quarterly rate at which they were paid in the first and second quarters of 2018.

We have non-disclosure obligations to each of the GSEs and cannot provide further comment on the draft of PMIERs 2.0, other than as described above. Until the GSEs and/or FHFA provide public disclosure of the final version of PMIERs 2.0, we do not plan to update or correct any of the disclosures above.

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

At June 30, 2018, MGIC’s risk-to-capital ratio was 9.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.4 billion above the required MPP of $1.2 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At June 30, 2018, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 10.0 to 1. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.
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

MGIC Investment Corporation - Q2 2018 | 38

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

The Administration issued a June 2018 report indicating that the conservatorship of the GSEs should end and that the GSEs should transition to fully private entities, competing on a level playing field with private issuers of MBS (such issuers, collectively with the GSEs, referred to in the report as the "guarantors"). The report further indicated that a federal entity should regulate the guarantors, including their capital adequacy, and that guarantors should have access to an explicit federal guarantee on the MBS that is only exposed after substantial losses are incurred by the private market, including the guarantors. The report also indicated that a fee on the outstanding volume of MBS would be transferred to the Department of Housing and Urban Development (of which the FHA is a part) to be used for affordable housing purposes. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including PMI, will play in the residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

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

MGIC Investment Corporation - Q2 2018 | 39

As shown in the following table, as of June 30, 2018 approximately 14% of our primary RIF has been modified.

Modifications	Policy year	HARP Modifications (1)	HAMP & Other Modifications
	2003 and prior	10.8%	42.5%
	2004	18.7%	45.8%
	2005	25.4%	44.0%
	2006	28.9%	41.4%
	2007	40.6%	32.2%
	2008	56.2%	19.5%
	2009	39.0%	6.5%
	2010 - Q2 2018	—%	0.4%

	Total	7.1%	7.0%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of June 30, 2018, based on loan count, the loans associated with 97.4% of HARP modifications and 79.3% of HAMP and other modifications were current.

Factors affecting our results
Our results of operations are affected by:

Premiums written and earned
Premiums written and earned in a year are influenced by:

•
NIW, which increases IIF. Many factors affect NIW, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages from the FHA, the VA, other mortgage insurers, and other alternatives to mortgage insurance; and in the future NIW may be affected by GSE programs that may reduce or eliminate the demand for mortgage insurance. NIW does not include loans previously insured by us that are modified, such as loans modified under HARP.

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

MGIC Investment Corporation - Q2 2018 | 40

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

MGIC Investment Corporation - Q2 2018 | 41

any ceding commission associated with our reinsurance agreements. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance agreements.

Interest expense
Interest expense primarily reflects the interest associated with our outstanding debt obligations discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.
Other
Certain activities that we do not consider part of our fundamental operating activities may also impact our results of operations and are described below.
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

Mortgage insurance earnings and cash flow cycle
In general, the majority of any underwriting profit that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book may result in either underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the incurred losses on delinquencies that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments) and increasing losses. The typical pattern is also a function of premium rates generally resetting to lower levels after ten years.

MGIC Investment Corporation - Q2 2018 | 42

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

MGIC Investment Corporation - Q2 2018 | 43

Non-GAAP reconciliations	Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
		Three Months Ended June 30,
		2018				2017
	(In thousands, except per share amounts)	Pre-tax	Tax provision (benefit)	Net (after-tax)		Pre-tax	Tax provision (benefit)	Net (after-tax)
	Income before tax / Net income	$237,522	$50,708	$186,814		$180,616	$61,994	$118,622
	Adjustments:
	Additional income tax provision related to IRS litigation	—	(923)	923		—	(559)	559
	Net realized investment losses	1,897	398	1,499		52	18	34
	Loss on debt extinguishment	—	—	—		65	23	42
	Adjusted pre-tax operating income / Adjusted net operating income	$239,419	$50,183	$189,236		$180,733	$61,476	$119,257

	Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

	Weighted average diluted shares outstanding			388,881				394,470

	Net income per diluted share			$0.49				$0.31
	Additional income tax provision related to IRS litigation			—	(1)			—
	Net realized investment losses			—	(1)			—
	Loss on debt extinguishment			—				—
	Adjusted net operating income per diluted share			$0.50				$0.31

	(1) For the three months ended June 30, 2018, the individual adjustments are each less than $0.01 per diluted share, but collectively aggregate to $0.01 per diluted share.

	Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
		Six Months Ended June 30,
		2018				2017
	(In thousands, except per share amounts)	Pre-tax	Tax provision (benefit)	Net (after-tax)		Pre-tax	Tax provision (benefit)	Net (after-tax)
	Income before tax / Net income	$417,547	$87,096	$330,451		$354,573	$146,153	$208,420
	Adjustments:
	Additional income tax provision related to IRS litigation	—	(1,631)	1,631		—	(27,783)	27,783
	Net realized investment losses	2,226	467	1,759		177	62	115
	Loss on debt extinguishment	—	—	—		65	23	42
	Adjusted pre-tax operating income / Adjusted net operating income	$419,773	$85,932	$333,841		$354,815	$118,455	$236,360

	Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

	Weighted average diluted shares outstanding			390,236				398,302

	Net income per diluted share			$0.87				$0.55
	Additional income tax provision related to IRS litigation			—	(2)			0.07
	Net realized investment losses			—	(2)			—
	Loss on debt extinguishment			—				—
	Adjusted net operating income per diluted share			$0.88				$0.62

	(2) For the six months ended June 30, 2018, individual adjustments are each less than $0.01 per diluted share, but collectively aggregate to $0.01 per diluted share.

MGIC Investment Corporation - Q2 2018 | 44

Mortgage Insurance Portfolio

New insurance written
According to Inside Mortgage Finance and GSE estimates, total mortgage originations for the second quarter and first six months of 2018 decreased from the respective prior year period primarily due to a decline in refinance transactions. The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations as PMI market share is 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance; and in the future, PMI market share may also be impacted by GSE programs that may reduce or eliminate the demand for mortgage insurance.

NIW for the second quarter of 2018 was $13.2 billion (Q2 2017: $12.9 billion) and for the first six months of 2018 was $23.8 billion (YTD 2017: $22.2 billion) and continued to have what we believe are favorable underlying risk characteristics. The percentage of NIW with DTI ratios greater than 45% was approximately 19% during the second quarter of 2018, and 20% for the first six months of 2018, up significantly from approximately 6% in the second quarter of 2017, and 10% in the first six months of 2017. Under our 2018 QSR Transactions, we may cede risk associated with NIW with DTI ratios between 45% and 50%; however, the amount of risk we may cede in connection with such NIW in any quarter is limited to a percentage of all risk written and that percentage is materially below the percentage of risk written represented by such loans in the second quarter and first six months of 2018, respectively. To mitigate our risk from the increase in NIW written on loans with DTI ratios greater than 45%, effective in March 2018 we changed our underwriting guidelines to require loans with DTI ratios greater than 45% to have a FICO score of at least 700. Further, effective July 2018, we added risk-based adjustments to our premium rates for loans with DTI ratios greater than 45%. As a result of these changes and a change in GSE underwriting requirements, we expect loans with DTI ratios greater than 45% will be a lower percentage of our future NIW. We are continuing to monitor our exposure to such loans and may take further action. The percentage of purchase mortgages insured increased in the three and six months ended June 30, 2018 compared to the same period of the prior year because the level of refinance transactions declined as mortgage interest rates, on average, have increased during the first six months of 2018.

The following tables present characteristics of our NIW for the three and six months ended June 30, 2018 and 2017.

Primary NIW by FICO score		Three Months Ended June 30,		Six Months Ended June 30,
	(% of primary NIW)	2018	2017	2018	2017
	760 and greater	43.1%	42.8%	42.4%	42.6%
	740 - 759	17.3%	16.2%	17.2%	16.3%
	720 - 739	14.6%	14.0%	14.6%	14.1%
	700 - 719	11.8%	11.9%	11.7%	11.9%
	680 - 699	6.9%	8.0%	7.2%	7.9%
	660 - 679	3.4%	3.9%	3.7%	4.0%
	640 - 659	2.1%	2.3%	2.2%	2.3%
	639 and less	0.8%	0.9%	1.0%	0.9%

Loan-to-Value		Three Months Ended June 30,		Six Months Ended June 30,
	(% of primary NIW)	2018	2017	2018	2017
	95.01% and above	15.4%	9.7%	14.4%	9.0%
	90.01% to 95.00%	44.1%	48.1%	44.1%	47.7%
	85.01% to 90.00%	28.8%	29.9%	28.9%	30.1%
	80.01% to 85%	11.7%	12.3%	12.6%	13.2%

MGIC Investment Corporation - Q2 2018 | 45

Policy payment type		Three Months Ended June 30,		Six Months Ended June 30,
	(% of primary NIW)	2018	2017	2018	2017
	Monthly premiums	83.9%	81.7%	82.3%	82.3%
	Single premiums	15.9%	18.0%	17.5%	17.4%
	Annual premiums	0.2%	0.3%	0.2%	0.3%

Type of mortgage		Three Months Ended June 30,		Six Months Ended June 30,
	(% of primary NIW)	2018	2017	2018	2017
	Purchases	94.1%	91.3%	91.5%	87.9%
	Refinances	5.9%	8.7%	8.5%	12.1%

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

Persistency
Our persistency was 80.1% at June 30, 2018 compared to 80.1% at December 31, 2017 and 77.8% at June 30, 2017. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. With the current and expected level of mortgage interest rates we expect a low level of refinance activity and that our persistency will increase gradually in subsequent periods.

IIF and RIF		Three Months Ended June 30,		Six Months Ended June 30,
	(In billions)	2018	2017	2018	2017
	NIW	$13.2	$12.9	$23.8	$22.2
	Cancellations	(10.0)	(9.1)	(18.0)	(16.9)
	Increase in primary IIF	$3.2	$3.8	$5.8	$5.3

	(In billions)	2018	2017
	Direct primary IIF as of June 30,	$200.7	$187.3
	Direct primary RIF as of June 30,	$51.7	$48.5
Credit profile of our primary RIF
The proportion of our total primary RIF that was written after 2008 has been steadily increasing. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 origination years. The loans we insured beginning in 2009, on average, have substantially higher FICO scores and lower LTVs than those insured in 2005-2008. The credit profile of our pre-2009 RIF has benefited from programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 97.4% of all of our HARP modifications were current as of June 30, 2018. The aggregate of our 2009-2018 books and our HARP modifications accounted for approximately 88% of our total primary RIF at June 30, 2018.

MGIC Investment Corporation - Q2 2018 | 46

Primary RIF	($ in millions)	June 30, 2018		December 31, 2017		June 30, 2017
	Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
	2009+	$41,799	81%	$39,248	78%	$35,996	74%
	2005 - 2008 (HARP)	3,425	6%	3,773	7%	4,169	8%
	Other years (HARP)	266	1%	308	1%	354	1%
	Subtotal	45,490	88%	43,330	86%	40,519	83%
	2005- 2008 (Non-HARP)	5,289	10%	5,894	12%	6,660	14%
	Other years (Non-HARP)	965	2%	1,095	2%	1,292	3%
	Subtotal	6,254	12%	6,989	14%	7,952	17%
	Total Primary RIF	$51,744	100%	$50,319	100%	$48,471	100%

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $443 million ($233 million on pool policies with aggregate loss limits and $210 million on pool policies without aggregate loss limits) at June 30, 2018 compared to $471 million ($236 million on pool policies with aggregate loss limits and $235 million on pool policies without aggregate loss limits) at December 31, 2017. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In the second quarter of 2018 we participated in GSE credit risk transfer transactions through a subsidiary of MGIC. The transactions involve insurance policies with a pool structure that cover loans upon delivery to the GSE over a period of twelve months. Our committed participation in these transactions is an aggregate of $50 million of RIF. The transactions were immaterial to our financial statements for the three and six months ended June 30, 2018.

In the third quarter of 2018 we participated in the Fannie Mae Enterprise-Paid Mortgage Insurance pilot through a subsidiary of MGIC. The transaction involves primary loan-level mortgage insurance, consistent with the loans we insure on a flow basis, that covers loans to be delivered to the GSE over a period of fourteen months. Our committed participation in this pilot is an aggregate of approximately $114 million of RIF.

MGIC Investment Corporation - Q2 2018 | 47

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2018 and 2017.

Revenues

Revenues		Three Months Ended June 30,			Six Months Ended June 30,
	(in millions)	2018	2017	% Change	2018	2017	% Change
	Net premiums written	$255.4	$245.8	4	$492.3	$482.5	2

	Net premiums earned	$247.0	$231.1	7	$479.1	$460.2	4
	Investment income, net of expenses	34.5	29.7	16	66.6	59.2	13
	Net realized investment losses	(1.9)	(0.1)	N/M	(2.2)	(0.2)	N/M
	Other revenue	2.4	2.5	(3)	4.3	4.9	(13)
	Total revenues	$282.0	$263.3	7	$547.8	$524.2	5
Net premiums written and earned
Comparative quarterly and year to date results
NPW and NPE each increased from the prior year period primarily due to lower ceded premiums, net, as the increase in profit commission more than offset the increase in gross ceded premiums. The profit commission increased due to a decrease in ceded losses, driven by primary loss reserve development. The increase in gross ceded premiums resulted from a higher percentage of our covered NIW having LTVs 95% or greater and/or DTI ratios greater than 45%, both of which have higher premiums. The increase in NPW and NPE also reflects an increase in our IIF compared to the prior year, however this impact is being offset in part by a lower premium yield.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

Premium yield
Premium yield (NPE divided by average IIF) decreased from the prior year periods to 49.6 and 48.5 basis points for Q2 and YTD 2018, respectively, (Q2 2017: 49.9 basis points, YTD 2017 50.0) and is influenced by a number of key drivers, which have a varying impact from period to period.

The decline in our premium yield compared to the prior year periods reflects:

•
A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent periods and certain policies undergoing premium rate resets on their ten-year anniversaries; offset in part by,

•	less of an adverse impact from our reinsurance driven by favorable primary loss reserve development, which resulted in a higher profit commission, and

•	less of an adverse impact from premium refunds primarily due to lower claim activity.

We changed our BPMI premium rates with effective dates in the second and third quarters of 2018. Based upon the mix of our NIW in the first quarter of 2018, the changed premiums would have resulted in an overall direct premium rate decrease for all NIW in the first quarter of 2018 of approximately 8.5%.  Lender-paid single premium rates were not changed by our announcement. This premium rate decrease will affect our premium yield over time as older insurance policies with higher premium rates run off and new insurance policies with lower premium rates are written.

MGIC Investment Corporation - Q2 2018 | 48

The following table reconciles our premium yield for the three and six months ended June 30, 2018 from the respective prior year periods.

Premium yield	(in basis points)	Three Months Ended	Six Months Ended
	Premium yield - June 30, 2017	49.9	50.0
	Reconciliation:
	Change in premium rates	(3.5)	(3.5)
	Change in premium refunds and accruals	1.3	1.0
	Single premium policy persistency	(0.3)	—
	Reinsurance	2.2	1.0
	Premium yield - June 30, 2018	49.6	48.5

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

The amount of our NIW subject to our QSR Transactions as shown in table below will vary from period to period in part due to coverage limits that may be triggered depending on the mix of our risk written during the period. For example, our 2018 QSR Transaction excludes loans with LTV ratios of 85% and below, but increases the coverage limit for risk written with the following loan level characteristics when compared to our 2017 QSR Transaction: (1) LTV ratios of 95% and greater, and (2) DTI ratios greater than 45%. The number of loans we insured with DTI ratios greater than 45% increased in the second half of 2017 after the requirements of the GSE underwriting guidelines were made more liberal, and remained elevated through the first half of 2018. Despite the increased coverage limit in our 2018 QSR Transaction, the risk written in the first six months of 2018 on loans with DTI ratios greater than 45% exceeded the coverage limit under our 2018 QSR Transaction which contributed to the decline in the percentage of NIW covered in first six months of 2018 compared with the prior year period.

MGIC Investment Corporation - Q2 2018 | 49

The following tables provide additional information related to our reinsurance agreements for 2018 and 2017.

Quota share reinsurance		As of and For the Six Months Ended June 30,
	($ in thousands, unless otherwise stated)	2018	2017
	NIW subject to quota share reinsurance agreements	75%	87%
	IIF subject to quota share reinsurance agreements	78%	78%

	Statements of operations:
	Ceded premiums written, net	$54,468	$57,812
	% of direct premiums written	10%	11%
	Ceded premiums earned, net	$54,468	$57,812
	% of direct premiums earned	10%	11%
	Profit commission	$71,958	$63,442
	Ceding commissions	$25,285	$24,251
	Ceded losses incurred	$4,053	$9,111

	Mortgage insurance portfolio:
	Ceded RIF (in millions)	$12,236	$11,286

Captive reinsurance		As of and For the Six Months Ended June 30,
	($ in thousands)	2018	2017
	IIF subject to captive reinsurance agreements	—%	1%

	Statements of operations:
	Ceded premiums written	$37	$2,519
	% of direct premiums written	—%	0.5%
	Ceded premiums earned	$84	$2,542
	% of direct premiums earned	—%	0.5%
	Ceded losses incurred	$266	$(37)

Investment income
Comparative quarterly and year to date results
Net investment income in the second quarter and first six months of 2018 was $34.5 million and $66.6 million, respectively, up from $29.7 million and $59.2 million in the respective prior year periods. The increases in investment income were due to an increase in the average balance of the investment portfolio along with higher investment yields over the periods.

Net realized investment losses
Comparative quarterly and year to date results
Net realized investment losses in the second quarter and first six months of 2018 were $1.9 million and $2.2 million, respectively, primarily due to the impairment of certain municipal debt securities that we intend to sell at a loss. Net realized investment losses in each of the second quarter and first six months of 2017 were immaterial to our consolidated financial statements.

Other revenue
Comparative quarterly and year to date results
Other revenue for the second quarter and first six months of 2018 was $2.4 million and $4.3 million, down from $2.5 million and $4.9 million in the respective prior year periods primarily due to a decline in contract underwriting fees.

MGIC Investment Corporation - Q2 2018 | 50

Losses and expenses

Losses and expenses		Three Months Ended June 30,		Six Months Ended June 30,
	(in millions)	2018	2017	2018	2017
	Losses incurred, net	$(13.5)	$27.3	$10.4	$55.0
	Amortization of deferred policy acquisition costs	2.8	2.6	5.4	4.8
	Other underwriting and operating expenses, net	41.8	38.5	87.9	79.3
	Interest expense	13.3	14.2	26.5	30.5
	Loss on debt extinguishment	—	0.1	—	0.1
	Total losses and expenses	$44.5	$82.7	$130.2	$169.6

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

Comparative quarterly results
Losses incurred, net in the second quarter of 2018 were ($13) million compared to $27 million in the prior year period. The decrease was primarily due to a decrease in losses and LAE incurred on defaults reported in the current year. Losses incurred on current year defaults declined due to 16% fewer new delinquent notices received and a lower estimated claim rate on those notices compared to the prior year period. Favorable development on prior year defaults occurred in the second quarter of 2018 and 2017 primarily due to a lower claim rate on previously received delinquencies.

Comparative year to date results
Losses incurred, net in the six months ended June 30, 2018 were $10.4 million compared to $55.0 million in the prior year period. The decrease was due to a decrease in losses and LAE incurred on defaults reported in the current year. Losses incurred on current year defaults declined due to 9% fewer new delinquent notices received and a lower estimated claim rate on those notices compared to the prior year period. Favorable development on prior year defaults occurred in the first six months of 2018 and 2017 primarily due to a lower claim rate on previously received delinquencies.

MGIC Investment Corporation - Q2 2018 | 51

Composition of losses incurred		Three Months Ended June 30,			Six Months Ended June 30,
		2018	2017	% Change	2018	2017	% Change
	Current year / New notices	$49.3	$78.5	(37)	$108.4	$158.9	(32)
	Prior year reserve development	(62.7)	(51.2)	23	(98.0)	(103.9)	(6)
	Losses incurred, net	$(13.5)	$27.3	(149)	$10.4	$55.0	(81)

Loss ratio	Three Months Ended June 30,	Six Months Ended June 30,

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decline in the loss ratio in the three and six months ended June 30, 2018 compared to the respective prior year periods was primarily due to a lower level of losses incurred, net.

New notice claim rate - total	Three Months Ended June 30,	Six Months Ended June 30,

(1)	Claim rate is the approximate quarterly rate.

(2)	Claim rate is the approximate year-to-date rate.

MGIC Investment Corporation - Q2 2018 | 52

New notice claim rate - loans insured 2008 and prior	Three Months Ended June 30,	Six Months Ended June 30,
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

Claims severity
Factors that impact claim severity include the exposure on the loan (the unpaid principal balance of the loan times our insurance coverage percentage), the amount of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between delinquency and claim filing generally increasing severity), and curtailments. As discussed in Note 12 - “Loss Reserves”, the average time for servicers to process foreclosures has recently shortened. Therefore, we expect the average number of missed payments at the time a claim is received to be approximately 18 to 24 for new notices received, compared to an average of 35 to 39 missed payments for claims received in recent periods. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans insured prior to 2009 (which represent the majority of loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of interest that an insured may include when filing a claim. Under our current master policy terms, an insured may include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend	Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
	Q2 2018	$44,522	$50,175	112.7%	39
	Q1 2018	45,597	51,069	112.0%	38
	Q4 2017	44,437	49,177	110.7%	36
	Q3 2017	43,313	46,389	107.1%	35
	Q2 2017	44,747	49,105	109.7%	35
	Q1 2017	44,238	49,110	111.0%	35
	Q4 2016	43,200	48,297	111.8%	35
	Q3 2016	43,747	48,050	109.8%	34
	Q2 2016	43,709	47,953	109.7%	35
	Q1 2016	44,094	49,281	111.8%	34

	Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and commutations of pools of NPLs.

MGIC Investment Corporation - Q2 2018 | 53

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2018, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $15 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $20 million.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

Net losses and LAE paid
Net losses and LAE paid in the three and six months ended June 30, 2018 declined 49% and 43%, respectively, compared to the same periods in the prior year primarily due to lower claim activity on our primary business and a decrease in claims paying practices and NPL settlement activity. We believe losses and LAE paid will continue to decline as the credit profile of our RIF continues to improve and our delinquent inventory declines.

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2018 and 2017.

Net losses and LAE paid		Three Months Ended June 30,		Six Months Ended June 30,
	(In millions)	2018	2017	2018	2017
	Total primary (excluding settlements)	$75	$126	$155	$256
	Claims paying practices and NPL settlements (1)	14	45	21	45
	Pool	1	4	3	6
	Direct losses paid	90	175	179	307
	Reinsurance	(3)	(6)	(14)	(15)
	Net losses paid	87	169	165	292
	LAE	4	4	8	9
	Net losses and LAE paid before terminations	91	173	173	301
	Reinsurance terminations	(2)	—	(2)	—
	Net losses and LAE paid	$89	$173	$171	$301

(1)	See Note 12 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

MGIC Investment Corporation - Q2 2018 | 54

Primary claims paid for the top 15 jurisdictions (based on 2018 losses paid) and all other jurisdictions for the three and six months ended June 30, 2018 and 2017 appears in the following table.

Paid losses by jurisdiction		Three Months Ended June 30,		Six Months Ended June 30,
	(In millions)	2018	2017	2018	2017
	New Jersey	$12	$18	$26	$35
	New York	8	11	18	21
	Florida	9	14	15	30
	Illinois	6	7	11	15
	Maryland	5	7	10	14
	Pennsylvania	3	6	6	14
	California	4	6	6	10
	Ohio	2	4	4	8
	Massachusetts	2	4	4	8
	Connecticut	2	3	4	6
	Virginia	2	2	4	5
	Puerto Rico	2	5	3	10
	Georgia	1	2	3	6
	Texas	2	2	3	4
	Michigan	1	2	2	4
	All other jurisdictions	14	33	36	66
	Total primary (excluding settlements)	$75	$126	$155	256

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

2017 hurricane activity
Hurricane activity primarily impacting Texas, Florida, and Puerto Rico in the third quarter of 2017 increased the number of new notices of delinquency reported to us in the fourth quarter of 2017. The number of delinquent loans remain elevated in those jurisdictions while the amount of paid losses for the six months ended June 30, 2018 decreased in each of those jurisdictions compared to the same period of the prior year. Paid losses on all loans in those jurisdictions decreased in part because foreclosure moratoriums in the Texas and Florida IADAs through December 31, 2017 and Puerto Rico through May 31, 2018, impacted all delinquent loans in those areas, including those not affected by hurricanes. Based on our analysis and past experience, we expect the majority of delinquencies that we estimated to be caused by the hurricanes to cure and to not result in a material increase in our incurred losses or losses paid.

MGIC Investment Corporation - Q2 2018 | 55

The primary average claim paid for the top 5 states (based on 2018 losses paid) for the three and six months ended June 30, 2018 and 2017 appears in the following table.

Primary average claim paid		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
	New Jersey*	$90,885	$85,846	$92,096	$86,363
	New York*	96,747	79,821	97,145	82,911
	Florida*	61,281	64,355	58,893	65,712
	Illinois*	47,734	43,363	44,412	46,506
	Maryland	76,823	78,315	77,482	78,820
	All other jurisdictions	37,407	39,680	38,291	39,229
	All jurisdictions	50,175	49,105	50,632	49,108
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average RIF on delinquent loans at June 30, 2018, December 31, 2017 and June 30, 2017 and for the top 5 jurisdictions (based on 2018 losses paid) appears in the following table.

Primary average RIF - delinquent loans		June 30, 2018	December 31, 2017	June 30, 2017
	New Jersey	$66,450	$65,684	$65,473
	New York	71,933	71,260	70,241
	Florida	55,041	54,872	54,029
	Illinois	40,501	40,794	41,692
	Maryland	66,720	66,266	65,647
	All other jurisdictions	40,204	39,848	39,732
	All jurisdictions	45,305	45,153	44,828

The primary average RIF on all loans was $50,075, $49,142, and $48,163 at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.

Loss reserves
Our primary delinquency rate at June 30, 2018 was 3.49% (YE 2017: 4.55%, June 30, 2017: 4.11%). Our primary delinquent inventory was 36,037 loans at June 30, 2018, representing a decrease of 23% from December 31, 2017 and 13% from June 30, 2017. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of coverage of pools of NPLs, collectively, exceeding the total number of new delinquencies on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in inventory with twelve or more missed payments has been declining. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim.

MGIC Investment Corporation - Q2 2018 | 56

The gross reserves at June 30, 2018, December 31, 2017, and June 30, 2017 appear in the table below.

Gross reserves		June 30, 2018		December 31, 2017		June 30, 2017
	Primary:
	Direct loss reserves (in millions)	$746		$913		$1,093
	IBNR and LAE	53		58		72
	Total primary loss reserves	$799		$971		$1,165

	Ending delinquent inventory		36,037		46,556		41,317
	Percentage of loans delinquent (delinquency rate)		3.49%		4.55%		4.11%
	Average total primary loss reserves per delinquency		$22,178		$20,851		$28,206
	Primary claims received inventory included in ending delinquent inventory		827		954		1,258

	Pool (1):
	Direct loss reserves (in millions):
	With aggregate loss limits	$9		$10		$15
	Without aggregate loss limits	4		4		6
	Total pool direct loss reserves	$13		$14		$21

	Ending default inventory:
	With aggregate loss limits		779		952		1,124
	Without aggregate loss limits		288		357		387
	Total pool ending delinquent inventory		1,067		1,309		1,511
	Pool claims received inventory included in ending delinquent inventory		49		42		63
	Other gross reserves (in millions)	$1		$1		$1

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.

2017 hurricane activity
Hurricane activity primarily impacting Texas, Florida, and Puerto Rico in the third quarter of 2017 increased the number of new notices of delinquency reported to us in the fourth quarter of 2017. Based on our analysis and past experience, we expect the majority of the delinquent notices in the hurricane affected areas that we estimated to be caused by the hurricanes to cure and to not result in a material increase in our incurred losses or losses paid. For those notices we estimated to be caused by the hurricanes, we established our loss reserves with a lower estimated claim rate than the claim rate we applied to other notices in our delinquent inventory. The decline in the average total primary reserves per delinquency as of June 30, 2018 and December 31, 2017, respectively, when compared to June 30, 2017, was due in part to the reserving on the estimated hurricane notices. When excluding the impact of those notices we estimated to be caused by the hurricanes, the average total primary loss reserves per delinquency was approximately $24,000 at both June 30, 2018 and December 31, 2017. See our risk factors titled “Our financial results may be adversely impacted by natural disasters; certain 2017 hurricanes may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.” and “Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns” for factors that could cause our actual results to differ from our expectations expressed in this paragraph.

MGIC Investment Corporation - Q2 2018 | 57

The primary delinquent inventory for the top 15 jurisdictions (based on 2018 losses paid) at June 30, 2018, December 31, 2017 and June 30, 2017 appears in the following table.

Primary delinquent inventory by jurisdiction		June 30, 2018	December 31, 2017	June 30, 2017
	New Jersey*	1,318	1,749	2,003
	New York*	2,034	2,387	2,587
	Florida*	4,101	6,501	3,311
	Illinois*	1,797	2,136	2,195
	Maryland	876	1,026	1,098
	Pennsylvania*	2,049	2,403	2,488
	California	1,236	1,402	1,371
	Ohio*	1,648	2,025	2,096
	Massachusetts	629	759	867
	Connecticut*	505	574	577
	Virginia	627	731	705
	Puerto Rico*	2,377	3,761	1,614
	Georgia	1,252	1,550	1,577
	Texas	2,682	3,975	2,775
	Michigan	1,032	1,260	1,256
	All other jurisdictions	11,874	14,317	14,797
	Total primary delinquent inventory	36,037	46,556	41,317
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquent inventory by policy year at June 30, 2018, December 31, 2017 and June 30, 2017 appears in the following table.

Primary delinquent inventory by policy year		June 30, 2018	December 31, 2017	June 30, 2017
	Policy year:
	2004 and prior	6,949	8,739	9,016
	2005	3,893	4,916	4,739
	2006	5,987	7,719	7,476
	2007	9,837	12,807	12,642
	2008	2,688	3,455	3,352
	2009	204	315	319
	2010	151	199	178
	2011	193	266	203
	2012	386	549	327
	2013	689	957	581
	2014	1,272	1,757	1,044
	2015	1,447	1,992	947
	2016	1,449	1,930	469
	2017	860	955	24
	2018	32	—	—
	Total primary delinquent inventory	36,037	46,556	41,317

The delinquent inventory for most policy years includes delinquencies from hurricane impacted areas that have not cured. As a result, delinquencies, including in our most recent policy years, were greater than they otherwise would have been as of June 30, 2018 and December 31, 2017. Within the hurricane impacted areas,

MGIC Investment Corporation - Q2 2018 | 58

there were 7,828, 12,446, and 5,958 loans in our ending primary delinquent inventory as of June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

Delinquent inventory mix by book year

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books represented approximately 17% and 19% of our total primary RIF at June 30, 2018 and December 31, 2017, respectively. Approximately 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of both June 30, 2018 and December 31, 2017.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2018, 51% of our primary RIF was written subsequent to December 31, 2015, 64% of our primary RIF was written subsequent to December 31, 2014, and 72% of our primary RIF was written subsequent to December 31, 2013.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Comparative quarterly and year to date results
Underwriting and other expenses, net for the three and six months ended June 30, 2018 were $41.8 million and $87.9 million, respectively, up from $38.5 million and $79.3 million in the respective prior year periods. The increase was primarily due to higher share-based compensation, due to a higher share price on the grant date, and non-executive compensation.

MGIC Investment Corporation - Q2 2018 | 59

Underwriting expense ratio	Three Months Ended June 30,	Six Months Ended June 30,
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three and six months ended June 30, 2018 increased compared to the respective prior year periods. The increase in the ratio was primarily due to higher compensation expenses in the current year periods, offset in part by higher NPW in both current year periods.

Interest expense
Comparative quarterly and year to date results
Interest expense for the three and six months ended June 30, 2018 was $13.2 million and $26.5 million, respectively, down from $14.2 million and $30.5 million in the respective prior year periods. The decreases were due to the maturity of the 5% Notes and conversion of the 2% Notes in 2017.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate		Three Months Ended June 30,			Six Months Ended June 30,
	(in millions, except rate)	2018	2017	% Change	2018	2017	% Change
	Income before tax	$237.5	$180.6	32	$417.5	$354.6	18
	Provision for income taxes	$50.7	$62.0	(18)	$87.1	$146.2	(40)
	Effective tax rate	21.3%	34.3%	N/M	20.9%	41.2%	N/M

The decrease in the effective tax rate for the second quarter of 2018 and for the six months ended June 30, 2018 as compared to the same periods in the prior year is primarily due to the decrease in the statutory income tax rate to 21% in 2018 from 35% in 2017. The six months ended June 30, 2017 also included an additional provision for the expected settlement of our IRS litigation.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation - Q2 2018 | 60

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of June 30, 2018, total assets were $5.6 billion, approximately the same as year-end 2017, and total liabilities were $2.3 billion, down approximately $0.2 billion from year-end 2017. Shareholders’ equity increased approximately $0.2 billion primarily due to net income in the first six months of 2018, offset in part by repurchases of shares of our common stock and a decrease in the fair value of our investment portfolio.

The following sections mainly focus on our cash and cash equivalents, deferred income taxes, net, and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2017.

Consolidated balance sheets - Assets
as of June 30, 2018 (In thousands)

●	Cash and cash equivalents	$191,894
●	Investments	4,933,395
●	Premiums receivable	56,213
●	Deferred income taxes, net	161,488
●	Other assets	249,026

Cash and cash equivalents - Our cash and cash equivalents balance increased to $192 million as of June 30, 2018, from $100 million as of December 31, 2017, as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

Deferred income taxes, net - The decrease in our deferred income taxes, net, to $161 million as of June 30, 2018, from $234 million as of December 31, 2017, was primarily due to the utilization of federal net operating loss carryforwards as we generated net income during the first six months of 2018.

Consolidated balance sheets - Liabilities and equity
as of June 30, 2018 (In thousands)

●	Loss reserves	$813,015
●	Unearned premiums	406,159
●	Long-term debt	831,008
●	Other liabilities	227,959
●	Shareholders’ equity	3,313,875

Loss reserves - Our loss reserves include: (1) reserves representing estimates of losses and settlement expenses on reported delinquencies and (2) IBNR. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 17% to $776 million as of June 30, 2018, from $937 million as of December 31, 2017. Reinsurance recoverables on our estimated losses and settlement expenses were $37 million and $48 million as of June 30, 2018 and December 31, 2017, respectively. The overall decrease in our loss reserves during the first six months of 2018 was due to a higher level of losses paid relative to losses incurred.

MGIC Investment Corporation - Q2 2018 | 61

Investment portfolio
The average duration and investment yield of our investment portfolio as of June 30, 2018, December 31, 2017, and June 30, 2017 are shown in the table below.

Portfolio duration and embedded investment yield		June 30, 2018	December 31, 2017	June 30, 2017
	Duration (in years)	4.2	4.3	4.6
	Pre-tax yield (1) (% of average investment portfolio assets)	2.9%	2.7%	2.7%
	After-tax yield (1) (% of average investment portfolio assets)	2.4%	2.0%	2.0%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The increase in the investment portfolio’s after-tax yield as of June 30, 2018, relative to the prior periods presented is primarily being driven by the decrease in the statutory income tax rate.

The security ratings of our fixed income investments as of June 30, 2018, December 31, 2017, and June 30, 2017 are shown in the table below.

Fixed income security ratings		Security Ratings (1)
	Period	AAA	AA	A	BBB
	June 30, 2018	21%	24%	35%	20%
	December 31, 2017	21%	26%	36%	17%
	June 30, 2017	23%	28%	35%	14%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

The decrease in the statutory tax rate reduced the after-tax yield benefit that tax exempt municipal securities provided when compared to taxable fixed income securities. We will continue to evaluate the benefits of tax exempt securities relative to taxable securities, and to the investment portfolio as a whole, and their concentration may vary over time.

MGIC Investment Corporation - Q2 2018 | 62

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

Summary of consolidated cash flows		Six Months Ended June 30,
	(In thousands)	2018	2017
	Total cash provided by (used in):
	Operating activities	$262,593	$125,556
	Investing activities	(62,418)	5,419
	Financing activities	(108,132)	(158,477)
	Increase (decrease) in cash and cash equivalents	$92,043	$(27,502)
Net cash provided by operating activities for the six months ended June 30, 2018 increased compared to the same period of 2017 primarily due to a lower level of losses paid, net.

Net cash used in investing activities for the six months ended June 30, 2018 reflects purchases of fixed income securities in an amount that exceeded our proceeds from sales and maturities of fixed income securities during the quarter as cash from operations was available for additional investment, as well as amounts spent on property and equipment.

Net cash from investing activities for the six months ended June 30, 2017 reflects proceeds from sales and maturities of fixed income securities, and unsettled investment activity, that exceeded purchases of fixed income securities during the quarter, offset in part by amounts spent on property and equipment.

Net cash used in financing activities for the six months ended June 30, 2018 reflects repurchases of our common stock during the second quarter and the payment of withholding taxes related to share-based compensation net share settlement.

Net cash used in financing activities for the six months ended June 30, 2017 includes the repayment at maturity of our 5% Notes and redemption of a portion of our 2% Notes, as well as, expenses paid to establish the revolving credit facility and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt at our holding company and holding company liquidity
Debt - holding company
As of June 30, 2018, our holding company’s debt obligations were $814.5 million in aggregate principal consisting of our 5.75% Notes and 9% Debentures. MGIC’s ownership of $132.7 million of our holding company’s 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Liquidity analysis - holding company
As of June 30, 2018, we had approximately $191 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance

MGIC Investment Corporation - Q2 2018 | 63

subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 15 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include any unused capacity on our unsecured revolving credit facility ($175 million) and raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

During the second quarter of 2018, we used approximately $100 million of available holding company cash to repurchase shares of our common stock. We may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases, privately negotiated acquisitions or other transactions. See “Overview - Capital” of this MD&A for a discussion of the share repurchase program authorized on April 26, 2018.

In the first six months of 2018, our holding company cash and investments decreased by $26 million, to $191 million as of June 30, 2018. Cash inflows during the first six months included $100 million of dividends received from MGIC and other inflows of $4 million. Cash outflows during the first six months at our holding company included $100 million of share repurchases and $30 million of interest payments on our 5.75% Notes and 9% Debentures. We expect MGIC to continue to pay quarterly dividends of at least $50 million per quarter for the remainder of 2018.

The net unrealized losses on our holding company investment portfolio were approximately $3 million at June 30, 2018 and the portfolio had a modified duration of approximately 1.8 years.

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

Debt at subsidiaries
MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. MGIC has $155.0 million of debt outstanding in the form of a fixed rate advance from the FHLB. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance. MGIC provided eligible collateral from its investment portfolio.

Capital Adequacy
PMIERs
We operate under the PMIERs of the GSEs that became effective December 31, 2015. The PMIERS were most recently revised in December 2016, but the revision had no impact on our calculation of Available Assets or

MGIC Investment Corporation - Q2 2018 | 64

Minimum Required Assets, or on our operations. Refer to “Overview - Capital - GSEs” of this MD&A for further discussion of PMIERs.

As of June 30, 2018, MGIC’s Available Assets under PMIERs totaled approximately $4.8 billion, an excess of approximately $1.0 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are revised. Our QSR Transactions provided an aggregate of approximately $0.9 billion of PMIERs capital credit as of June 30, 2018. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR Transactions.

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

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company	(In millions, except ratio)	June 30, 2018	December 31, 2017
	RIF - net (1)	$32,559	$31,144
	Statutory policyholders’ surplus	1,674	1,620
	Statutory contingency reserve	1,893	1,654
	Statutory policyholders’ position	$3,567	$3,274
	Risk-to-capital	9.1:1	9.5:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate) is shown in the table below. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

Risk-to-capital - Combined insurance companies	(In millions, except ratio)	June 30, 2018	December 31, 2017
	RIF - net (1)	$38,340	$36,818
	Statutory policyholders’ surplus	1,676	1,622
	Statutory contingency reserve	2,166	1,897
	Statutory policyholders’ position	$3,842	$3,519
	Risk-to-capital	10.0:1	10.5:1

MGIC Investment Corporation - Q2 2018 | 65

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.8 billion at June 30, 2018 and $2.3 billion at December 31, 2017) for which loss reserves have been established.

The reductions in MGIC's and our combined insurance companies’ risk-to-capital in the first six months of 2018 were primarily due to an increase in statutory policyholders’ position due to an increase in statutory contingency reserves, partially offset by an increase in net RIF in both calculations. Our RIF, net of reinsurance, increased in the first six months of 2018, due to an increase in our IIF. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

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

MGIC Investment Corporation - Q2 2018 | 66

Contractual Obligations

At June 30, 2018, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

Contractual obligations		Payments due by period
	(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Long-term debt obligations	$2,026.6	$51.3	$101.6	$254.9	$1,618.8
	Operating lease obligations	2.3	0.8	1.4	0.1	—
	Tax obligations	57.0	57.0	—	—	—
	Purchase obligations	11.0	10.2	0.8	—	—
	Pension, SERP and other post-retirement plans	326.1	29.8	65.9	67.0	163.4
	Other long-term liabilities	813.0	304.9	369.1	139.0	—
	Total	$3,236.0	$454.0	$538.8	$461.0	$1,782.2
Our long-term debt obligations as of June 30, 2018 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Tax obligations primarily relate to our tax settlement with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business. See Note 11 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and LAE related to existing delinquencies on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of delinquency to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge differently than this estimate, in part, due to uncertainty regarding the impact of certain factors, such as loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process.

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

MGIC Investment Corporation - Q2 2018 | 67

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2018, the modified duration of our fixed income investment portfolio was 4.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over

MGIC Investment Corporation - Q2 2018 | 68

financial reporting that occurred during the second quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2018 | 69

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
As previously disclosed, the Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits.

In 2014, we received Notices of Deficiency (commonly referred to as “90 day letters”) from the IRS. We filed a petition with the U.S. Tax Court contesting most of the IRS’ proposed adjustments reflected in the Notices of Deficiency. In July 2018, we finalized an agreement with the IRS to settle all issues in the examinations and related U.S. Tax Court case; the settlement was approved by the U.S. Tax Court on July 26, 2018. The expected impact of the agreed upon settlement was previously reflected in our consolidated financial statements.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.
Our private mortgage insurance competitors include:
•Arch Mortgage Insurance Company,
•Essent Guaranty, Inc.,
•Genworth Mortgage Insurance Corporation,
•National Mortgage Insurance Corporation, and
•Radian Guaranty Inc.
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
Much of the competition in the industry in the last few years has centered on pricing practices which have included: (i) reductions in standard filed rates for borrower-paid mortgage insurance policies ("BPMI"); (ii) use by certain competitors of a spectrum of filed rates to allow for formulaic, risk-based pricing (commonly referred to as “black-box” pricing); and (iii) use of customized rates (discounted from published rates) that are made available to many, but not all, lenders. We changed our BPMI premium rates with effective dates in the second and third quarters of 2018. Based on the mix of our new primary insurance written ("NIW") in the first quarter of 2018, the changed premiums would have resulted in an overall direct premium rate decrease for all NIW in the first quarter of 2018 of approximately 8.5%. This premium rate decrease will affect our premium yield (net premiums earned divided by the average insurance in force) over time as older insurance policies with higher premium rates run off and new insurance policies with lower premium rates are written. The GSE

MGIC Investment Corporation - Q2 2018 | 70

pilot programs discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance" could lead to further reductions in premium rates.
Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements result in our declining to insure some of the loans originated by our customers, or our insurance policy rescissions and claim curtailments affect the customer. Regarding the concentration of our new business, our largest customer accounted for approximately 4% of our new insurance written in each of 2017 and the first half of 2018.
Certain of our competitors have access to capital at a lower cost of capital than we do (including, as a result of off-shore reinsurance vehicles, which are also tax-advantaged). As a result, they may be better positioned to compete outside of traditional mortgage insurance, including by participating in the pilot programs referred to above and other alternative forms of credit enhancement pursued by the GSEs. In addition, because of their tax advantages, certain competitors may be able to achieve higher after-tax rates of return on their NIW compared to us, which could allow them to leverage reduced pricing to gain market share.
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

•
Financial strength ratings may also play a greater role if the GSEs no longer operate in their current capacities, for example, due to legislative or regulatory action. In addition, although the PMIERs do not require minimum financial strength ratings, the GSEs consider financial strength ratings to be important when utilizing forms of credit enhancement other than traditional mortgage insurance, including the pilot programs referred to above, and as discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

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

MGIC Investment Corporation - Q2 2018 | 71

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

In the first quarter of 2018, Freddie Mac began marketing a pilot program to lenders that would have loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers and that are not selected by the lenders. We view the pilot program as competing with traditional private mortgage insurance. The pilot offers pricing below prevalent single premium lender paid mortgage insurance ("LPMI") rates. In July 2018, Fannie Mae announced a similar pilot program that would have loan level mortgage default coverage provided by a panel of reinsurers (which may include affiliates of private mortgage insurers).
The GSEs (and other investors) have also used other forms of credit enhancement that did not involve private mortgage insurance, such as engaging in credit-linked note transactions executed in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors; using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage; or accepting credit risk without credit enhancement.
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 33.9% in the first quarter of 2018, 35.6% in 2017 and 35.5% in 2016. In the past ten years, the FHA’s share has been as low as 32.4% in 2014 and as high as 68.7% in 2009. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to Fannie Mae or Freddie Mac for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how the factors that affect the FHA’s share of new insurance written will change in the future.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 25.5% in the first quarter of 2018, 24.1% in 2017 and 26.6% in 2016. In the past ten years, the VA’s share has been as low as 8.2% in 2008 and as high as 26.6% in 2016. We believe that the VA’s market share has generally been increasing because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% loan-to-value ratio ("LTV") loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The GSEs’ charters generally require credit enhancement for a low down payment mortgage loan (a loan amount that exceeds 80% of a home’s value) in order for such loan to be eligible for purchase by the GSEs. Lenders generally have used private mortgage insurance to satisfy this credit enhancement requirement. (For information about GSE pilot programs initiated in 2018 that provide loan level default coverage by various (re)insurers (which may include affiliates of private mortgage insurers), see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.") Because low down payment mortgages purchased by the GSEs have generally been insured with private mortgage insurance, the business practices of the GSEs greatly impact our business and include:

•
private mortgage insurer eligibility requirements of the GSEs (for information about the financial requirements included in the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility”),

MGIC Investment Corporation - Q2 2018 | 72

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
The Administration issued a June 2018 report indicating that the conservatorship of the GSEs should end and that the GSEs should transition to fully private entities, competing on a level playing field with private issuers of mortgage-backed securities ("MBS") (such issuers, collectively with the GSEs, referred to in the report as the "guarantors"). The report further indicated that a federal entity should regulate the guarantors, including their capital adequacy, and that guarantors should have access to an explicit federal guarantee on the MBS that is only exposed after substantial losses are incurred by the private market, including the guarantors. The report also indicated that a fee on the outstanding volume of MBS would be transferred to the Department of Housing and Urban Development (of which the FHA is a part) to be used for affordable housing purposes. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

MGIC Investment Corporation - Q2 2018 | 73

We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility.
We must comply with the PMIERs to be eligible to insure loans purchased by the GSEs. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book of insurance in force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of June 30, 2018, MGIC’s Available Assets totaled $4.8 billion, or $1.0 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
In December 2017, we received from the GSEs a summary of proposed changes to the PMIERs. In June 2018, we received a revised draft of proposed changes to the PMIERs that we expect will be finalized in the third quarter of 2018 and become effective at the end of the first quarter of 2019 (the revised PMIERs are referred to as "PMIERs 2.0"). Upon effectiveness of PMIERs 2.0, we expect that MGIC would continue to have an excess of Available Assets over Minimum Required Assets ("PMIERs Excess"), although our PMIERs Excess would be materially lower than it was at June 30, 2018 under the existing PMIERs, and that MGIC would continue to be able to pay quarterly dividends to our holding company of at least the $50 million quarterly rate at which they were paid in the first and second quarters of 2018.

We have non-disclosure obligations to each of the GSEs and cannot provide further comment on the draft of PMIERs 2.0, other than as described above. Until the GSEs and/or FHFA provide public disclosure of the final version of PMIERs 2.0, we do not plan to update or correct any of the disclosures above.

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

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans is greater under the PMIERs than what state regulation currently requires, our reinsurance transactions mitigate the negative effect of the PMIERs on our returns. In this regard, see the first bullet point above. In addition, reinsurance may not always be available to us or available on similar terms, and it subjects us to counterparty credit risk.
In June 2018, the FHFA issued a proposed rule on regulatory capital requirements for the GSEs ("GSE Capital Requirements"), which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance. The FHFA noted that the GSEs would not be subject to the GSE Capital Requirements during their conservatorship.
The benefit of our net operating loss carryforwards may become substantially limited.
As of June 30, 2018, we had approximately $344.0 million of net operating losses for tax purposes that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Any unutilized carryforwards are scheduled to expire at the end of tax years 2032 through 2033. Our ability to utilize these net operating losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as

MGIC Investment Corporation - Q2 2018 | 74

amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre-ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built-in-loss on the date of the ownership change. The amount of the annual limitation generally equals the fair value of the corporation immediately before the ownership change multiplied by the long-term tax-exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post-ownership-change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.
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
The percentage of our new insurance written from all single-premium policies (LPMI and BPMI, combined) has generally been increasing over the past several years, from approximately 10% in 2013 to 19% in 2017 and 17% in the first six months of 2018. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
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

MGIC Investment Corporation - Q2 2018 | 75

In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield resulting from the premium rates themselves. An increasing percentage of our insurance in force is from book years with lower premium rates because premium rates have trended lower in recent periods (and will continue to do so after the 2018 changes to our BPMI premium rates).
The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our then existing master policy (the “Gold Cert Endorsement”), which limited our ability to rescind coverage compared to that master policy. To comply with requirements of the GSEs, we introduced our current master policy in 2014. Our rescission rights under our current master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our current master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, was written under our current master policy. As of June 30, 2018, approximately 78% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our current master policy. The FHFA and the GSEs have issued revised GSE rescission relief principles to, among other things, further limit the circumstances under which mortgage insurers may rescind coverage. It has been proposed that these principles be incorporated into new master policies which the GSEs have indicated should be effective for new business written in 2019, subject to state regulatory approvals. These proposed principles are likely to further reduce our ability to rescind insurance coverage in the future, potentially resulting in higher losses than would be the case under our existing master insurance policies.
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
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include higher LTV ratios, lower FICO scores, limited underwriting, including limited borrower documentation, or higher DTI ratios, as well as loans having combinations of higher risk factors. As of June 30, 2018, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (14.1%), loans with borrowers having FICO scores below 620 (2.7%), mortgages with borrowers having FICO scores of 620-679 (10.9%), mortgages with limited underwriting, including limited borrower documentation (2.5%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.4%), each attribute as determined at the time of loan origination. An individual loan may have more than one of these attributes. A material number of these loans were originated in 2005 - 2007 or the first half of 2008. For information about our classification of loans by FICO score and documentation, see footnotes (5) and (6) to the Characteristics of Primary Risk in Force table under “Business - Our Products and Services” in Item 1 of our Annual Report on Form 10-K filed with the SEC on February 23, 2018.
As of June 30, 2018, approximately 1% of our primary risk in force consisted of adjustable rate mortgages which allow for adjustment of the initial interest rate during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages with an initial interest rate that is fixed during the five years after the mortgage closing and loans with temporary interest rate adjustments during the initial five years, commonly referred to as "buydowns," that convert to a fixed rate for the duration of the loan term. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claim rates on such loans may be substantially higher than for loans without variable interest rate

MGIC Investment Corporation - Q2 2018 | 76

features. In addition, prior to 2011, we insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
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
At June 30, 2018, we had approximately $191 million in cash and investments at our holding company and our holding company’s debt obligations were $815 million in aggregate principal amount, consisting of $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes") and $390 million of 9% Debentures (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of June 30, 2018, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).
The 5.75% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In the first half of 2018 and in 2017, MGIC paid a total of $100 million and $140 million, respectively, in dividends to our holding company. We expect MGIC to continue to pay quarterly dividends of at least the $50 million amount paid in each of the first two quarters of 2018. We ask the OCI not to object before MGIC pays dividends.
On April 26, 2018, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2019. During the second quarter of 2018, we repurchased approximately 9.2 million shares of our common stock using approximately $100.1 million of holding company resources. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
Our financial results may be adversely impacted by natural disasters; certain 2017 hurricanes may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.

Natural disasters, such as hurricanes, tornadoes and floods, could trigger an economic downturn in the affected areas, which could result in a decline in our business and an increased claim rate on policies in those areas. Natural disasters could lead to a decrease in home prices in the affected areas, which could result in an increase in claim severity on policies in those areas. If we were to attempt to limit our new insurance written in disaster-prone areas, lenders may be unwilling to procure insurance from us anywhere.

Natural disasters could also lead to increased reinsurance prices or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with the financial requirements of the PMIERs.

MGIC Investment Corporation - Q2 2018 | 77

We insure mortgages for homes in areas that have been impacted by recent natural disasters, including 2017 hurricanes in Texas, Florida and Puerto Rico. While the percentage of our delinquency inventory that is related to loans in the areas affected by those hurricanes remains somewhat elevated, based on our analysis and past experience, we do not expect the 2017 hurricane activity to result in a material increase in our incurred losses or paid claims. However, the following factors could cause our actual results to differ from our expectation in the forward looking statement in the preceding sentence:

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
The PMIERs require us to maintain significantly more "Minimum Required Assets" for delinquent loans than for performing loans. An increase in delinquency notices may result in an increase in "Minimum Required Assets" and a decrease in the level of our excess "Available Assets" which is discussed in our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain more capital in order to maintain our eligibility."

MGIC Investment Corporation - Q2 2018 | 78

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2018.

Share repurchases	Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program
	April 1, 2018	April 30, 2018	—	$—	—	$—
	May 1, 2018	May 31, 2018	4,364,303	$10.66	4,364,303	$153,476,530
	June 1, 2018	June 30, 2018	4,833,574	$11.08	4,833,574	$99,942,441
			9,197,877	$10.88	9,197,877

MGIC Investment Corporation - Q2 2018 | 79

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit
12	Ratio of Earnings to Fixed Charges †
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, and through updating of various statistical and other information †

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2018 | 80

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 3, 2018.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2018 | 81