Form 10-Q
period 2018-09-30
MGIC INVESTMENT CORP
filed 2018-11-07
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	October 31, 2018	361,589,994

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

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

Home Re
Home Re 2018-1, Ltd., an unaffiliated special purpose insurer domiciled in Bermuda

HOPA
Homeowners Protection Act

MGIC Investment Corporation - Q3 2018 | 4

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

MAC
MGIC Assurance Corporation, a subsidiary of MGIC

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

MGIC Investment Corporation - Q3 2018 | 5

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

PMIERs
Private Mortgage Insurer Eligibility Requirements issued by the GSEs

Premium Yield
The ratio of NPE divided by the average IIF outstanding for the period measured

/ Q
QSR Transaction
Quota share reinsurance transaction

/ R
REMIC
Real Estate Mortgage Investment Conduit

RESPA
Real Estate Settlement Procedures Act

RIF
Risk in force, which for an individual loan insured by us, is equal to the unpaid loan principal balance, as reported to us, multiplied by the insurance coverage percentage. RIF is sometimes referred to as exposure.

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
NPE minus incurred losses and underwriting expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q3 2018 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	September 30, 2018	December 31, 2017
ASSETS		(Unaudited)
Investment portfolio:	7 / 8
Fixed income, available for sale, at fair value (amortized cost, 2018 - $5,042,011; 2017 - $4,946,278)		$4,969,612	$4,983,315
Equity securities, at fair value (cost, 2018 - $4,134; 2017 - $7,223)	2 / 7 / 8	7,720	7,246
Other invested assets, at cost	2 / 7 / 8	3,100	—
Total investment portfolio		4,980,432	4,990,561
Cash and cash equivalents		266,997	99,851
Accrued investment income		45,366	46,060
Reinsurance recoverable on loss reserves	4	33,281	48,474
Reinsurance recoverable on paid losses		3,111	3,872
Premiums receivable		51,640	54,045
Home office and equipment, net		50,055	44,936
Deferred insurance policy acquisition costs		18,665	18,841
Deferred income taxes, net	11	111,613	234,381
Other assets		95,948	78,478
Total assets		$5,657,108	$5,619,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	12	$721,046	$985,635
Unearned premiums		407,614	392,934
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	419,425	418,560
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		207,620	255,972
Total liabilities		2,167,577	2,464,973
Contingencies	5
Shareholders’ equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2018 - 371,353; 2017 - 370,567; shares outstanding 2018 - 362,155; 2017 - 370,567)		371,353	370,567
Paid-in capital		1,857,639	1,850,582
Treasury stock at cost (shares 2018 - 9,198)		(100,059)	—
Accumulated other comprehensive loss, net of tax		(128,931)	(43,783)
Retained earnings		1,489,529	977,160
Total shareholders’ equity		3,489,531	3,154,526
Total liabilities and shareholders’ equity		$5,657,108	$5,619,499
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2018 | 7

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2018	2017	2018	2017
Revenues:
Premiums written:
Direct		$280,229	$287,918	$824,989	$828,986
Assumed		(3,020)	(91)	(843)	1,882
Ceded	4	(25,326)	(31,931)	(79,921)	(92,436)
Net premiums written		251,883	255,896	744,225	738,432
Increase in unearned premiums, net		(1,457)	(18,813)	(14,728)	(41,110)
Net premiums earned		250,426	237,083	729,497	697,322
Investment income, net of expenses		36,380	30,402	103,003	89,595
Net realized investment gains (losses)	7	1,114	(50)	(1,112)	(227)
Other revenue		2,525	2,925	6,827	7,862
Total revenues		290,445	270,360	838,215	794,552

Losses and expenses:
Losses incurred, net	12	(1,518)	29,747	8,877	84,705
Amortization of deferred policy acquisition costs		3,156	2,985	8,573	7,799
Other underwriting and operating expenses, net		43,655	39,888	131,587	119,164
Interest expense		13,258	13,273	39,737	43,779
Loss on debt extinguishment		—	—	—	65
Total losses and expenses		58,551	85,893	188,774	255,512
Income before tax		231,894	184,467	649,441	539,040
Provision for income taxes	11	49,994	64,440	137,090	210,593
Net income		$181,900	$120,027	$512,351	$328,447

Earnings per share:
Basic	6	$0.50	$0.32	$1.40	$0.91
Diluted	6	$0.49	$0.32	$1.36	$0.86

Weighted average common shares outstanding - basic	6	362,180	370,586	367,190	359,613
Weighted average common shares outstanding - diluted	6	382,905	391,087	387,765	395,870

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2018 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2018	2017	2018	2017
Net income		$181,900	$120,027	$512,351	$328,447
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	(12,077)	11,544	(86,452)	49,414
Benefit plan adjustments		440	(147)	1,322	(442)
Foreign currency translation adjustment		—	—	—	31
Other comprehensive (loss) income, net of tax		(11,637)	11,397	(85,130)	49,003
Comprehensive income		$170,263	$131,424	$427,221	$377,450

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2018 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Nine Months Ended September 30,
(In thousands)	Note	2018	2017
Common stock
Balance, beginning of period		$370,567	$359,400
Net common stock issued under share-based compensation plans		786	776
Issuance of common stock		—	10,386
Balance, end of period		371,353	370,562

Paid-in capital
Balance, beginning of period		1,850,582	1,782,337
Net common stock issued under share-based compensation plans		(8,917)	(7,558)
Issuance of common stock		—	60,903
Equity compensation		15,974	10,578
Balance, end of period		1,857,639	1,846,260

Treasury stock
Balance, beginning of period		—	(150,359)
Repurchase of common stock	13	(100,059)	—
Reissuance of treasury stock, net	13	—	150,359
Balance, end of period		(100,059)	—

Accumulated other comprehensive (loss) income
Balance, beginning of period	2	(43,801)	(75,100)
Other comprehensive (loss) income, net of tax	9	(85,130)	49,003
Balance, end of period		(128,931)	(26,097)

Retained earnings
Balance, beginning of period	2	977,178	632,717
Net income		512,351	328,447
Reissuance of treasury stock, net		—	(21,740)
Balance, end of period		1,489,529	939,424

Total shareholders’ equity		$3,489,531	$3,130,149

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2018 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$512,351	$328,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,267	48,882
Deferred tax expense	145,397	165,250
Net realized investment losses	1,112	227
Loss on debt extinguishment	—	65
Change in certain assets and liabilities:
Accrued investment income	694	1,145
Reinsurance recoverable on loss reserves	15,193	4,615
Reinsurance recoverable on paid losses	761	326
Premium receivable	2,405	(1,546)
Deferred insurance policy acquisition costs	176	(1,265)
Profit commission receivable	(9,098)	(3,899)
Loss reserves	(264,589)	(333,662)
Unearned premiums	14,680	41,079
Return premium accrual	(18,600)	(18,000)
Current income taxes	(75,393)	34,974
Other, net	13,191	(10,282)
Net cash provided by operating activities	383,547	256,356

Cash flows from investing activities:
Purchases of investments	(1,074,849)	(775,043)
Proceeds from sales of investments	338,939	233,198
Proceeds from maturity of fixed income securities	594,679	547,699
Net increase in payable for securities	43,679	3,738
Additions to property and equipment	(10,659)	(12,121)
Net cash used in investing activities	(108,211)	(2,529)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	150,000
Repayment of revolving credit facility	—	(150,000)
Purchase or repayment of convertible senior notes	—	(145,620)
Payment of original issue discount - convertible senior notes	—	(4,504)
Repurchase of common stock	(100,059)	—
Payment of debt issuance costs	—	(1,630)
Payment of withholding taxes related to share-based compensation net share settlement	(8,131)	(6,782)
Net cash used in financing activities	(108,190)	(158,536)
Net increase in cash and cash equivalents	167,146	95,291
Cash and cash equivalents at beginning of period	99,851	155,410
Cash and cash equivalents at end of period	$266,997	$250,701
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2018 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1. Nature of Business and Basis of Presentation
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”), is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. MGIC Assurance Corporation (“MAC”), an insurance subsidiary of MGIC, provides insurance for certain mortgages under Fannie Mae and Freddie Mac (the “GSEs”) credit risk transfer programs and is a participant in the Fannie Mae Enterprise-Paid Mortgage Insurance pilot.

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

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

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. We operate under the Private Mortgage Insurer Eligibility Requirements ("PMIERs") of the GSEs that became effective December 31, 2015 and which have been amended from time to time. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions and subject to a floor amount). Based on our interpretation of the PMIERs, as of September 30, 2018, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2017 amounts have been made in the accompanying financial statements to conform to the 2018 presentation.

Subsequent events
We have considered subsequent events through the date of this filing. Refer to Note 16 - “Subsequent Events” for information regarding MGIC’s execution of a fully collateralized excess of loss reinsurance agreement.

MGIC Investment Corporation - Q3 2018 | 12

Note 2. New Accounting Pronouncements
Accounting standards effective in 2018, or early adopted, and relevant to our financial statements
Table 2.1 shows the relevant amendments to accounting standards that we implemented for the year beginning January 1, 2018; none had a material impact on our consolidated financial statements or disclosures.

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

Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued updated guidance to amend the amortization period for certain purchased callable debt securities held at a premium, shortening the amortization period to the earliest call date. This updated guidance aligns with how callable debt securities, in the United States, are generally quoted, priced, and traded, which incorporates consideration of calls (also referred to as “yield-to-worst” pricing). The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, but allows for early adoption.

◦	Adoption impact: We adopted this guidance as of January 1, 2018 with no impact to our consolidated financial statements or disclosures as our accounting policy adhered to the updated guidance.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued updated guidance intended to improve the reporting of net benefit cost in the financial statements. The updated guidance requires that an employer report the service cost component of pension and post-retirement benefit costs in the same financial statement caption as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations, if one is presented. Previous guidance did not prescribe where the amount of net benefit cost should be presented in an employer’s statement of operations and did not require entities to disclose by line item the amount of net benefit cost that is included in the statement of operations. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.

MGIC Investment Corporation - Q3 2018 | 13

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

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued updated guidance to address the recognition, measurement, presentation, and disclosure of certain financial instruments. The updated guidance requires equity investments, except those accounted for under the equity method of accounting, that have a readily determinable fair value to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values may be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. A qualitative assessment for impairment is required for equity investments without readily determinable fair values. The updated guidance also eliminates the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet. Further, the updated guidance clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entities’ other deferred tax assets. The updated guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and requires recognition of a cumulative effect adjustment at adoption.

◦
Adoption impact: The adoption of this guidance resulted in an immaterial cumulative effect adjustment to our 2018 beginning accumulated other comprehensive (loss) income and retained earnings to recognize unrealized gains on equity investments. At December 31, 2017, equity investments were classified as available-for-sale on the consolidated balance sheet. Upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity securities.

In February 2018, the FASB issued a separate update for technical corrections and improvements to clarify certain aspects of the guidance described above. This update clarifies the presentation of investments in, among other things, Federal Home Loan Bank stock and prohibits those investments from being shown with equity securities.

◦
Adoption impact: At March 31, 2018, and periods subsequent, the value of our investment in Federal Home Loan Bank of Chicago (“FHLB”) stock, which is carried at cost, is presented within “Other invested assets” on our consolidated balance sheet.

Prospective Accounting Standards
Table 2.2 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

	Table	2.2
Standard / Interpretation					Effective date
Amended Standards
	ASC 326		Financial Instruments - Credit Losses
			•	ASU 2016-13 - Measurement of Credit Losses on Financial Instruments	January 1, 2020
	ASC 820		Fair Value Measurement
			•	ASU 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurements	January 1, 2020
	ASC 715		Compensation - Retirement Benefits
			•	ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued updated guidance that requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial instruments. Entities will be required to utilize a current expected credit losses (“CECL”) methodology that incorporates their forecast of future

MGIC Investment Corporation - Q3 2018 | 14

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

Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued updated guidance that changes the disclosure requirements for fair value measurements. The updated guidance removed the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The updated guidance clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurements as of the reporting date. Further, the updated guidance will require disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption was permitted upon issuance of this update. An entity is permitted to early adopt any guidance that removed or modified disclosures upon issuance of this update and to delay adoption of the additional disclosures until its effective date. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statement disclosures, but do not expect it to have a material impact.

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amendments to modify the disclosure requirements for defined benefit plans. The updated guidance removed the requirements to identify amounts that are expected to be reclassified out of accumulated other comprehensive income and recognized as components of net periodic benefit cost in the coming year and the effects of a one-percentage-point change in assumed health care cost trend rates on service and interest cost and on the postretirement benefit obligation. The updated guidance added disclosures for the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation for the period. The updated guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. An entity should apply the amendments on a retrospective basis to all periods presented. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statement disclosures, but do not expect it to have a material impact.

MGIC Investment Corporation - Q3 2018 | 15

Note 3. Debt
Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of September 30, 2018 and December 31, 2017 are presented in table 3.1 below.

	Table	3.1
Long-term debt obligations	(In millions)		September 30, 2018	December 31, 2017
	FHLB Advance		$155.0	$155.0
	5.75% Senior Notes		425.0	425.0
	9% Convertible Junior Subordinated Debentures (1)		256.9	256.9
	Long-term debt, par value		836.9	836.9
	Debt issuance costs		(5.6)	(6.5)
	Long-term debt, carrying value		$831.3	$830.4

(1)
Convertible at any time prior to maturity at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.50 per share. If a holder elects to convert its debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In lieu of issuing shares of common stock upon conversion of the debentures, we may, at our option, make a cash payment to converting holders for all or some of the shares of our common stock otherwise issuable upon conversion.

The 5.75% Senior Notes, 9% Convertible Junior Subordinated Debentures, and any amounts drawn on our revolving credit facility, are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. In addition to interest on amounts drawn, the unused portion of our revolving credit facility is subject to recurring commitment fees, which are reflected in interest payments. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

Table 3.2 below presents interest payments on our debt obligations.

	Table	3.2
Interest payments on debt obligations			Nine Months Ended September 30,
	(In millions)		2018	2017
	Revolving credit facility		$0.5	$0.5
	FHLB Advance		2.3	2.2
	5% Convertible Senior Notes		—	3.6
	2% Convertible Senior Notes		—	2.1
	5.75% Senior Notes		24.4	25.1
	9% Convertible Junior Subordinated Debentures		11.6	11.6
	Total interest payments		$38.8	$45.1

MGIC Investment Corporation - Q3 2018 | 16

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

	Table	4.1
Effect of Reinsurance			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		2018	2017	2018	2017
	Premiums earned:
	Direct		$275,044	$268,709	$808,531	$789,317
	Assumed		709	312	936	472
	Ceded		(25,327)	(31,938)	(79,970)	(92,467)
	Net premiums earned		$250,426	$237,083	$729,497	$697,322

	Losses incurred:
	Direct		$(2,081)	$35,313	$12,642	$99,122
	Assumed		55	(97)	45	69
	Ceded		508	(5,469)	(3,810)	(14,486)
	Losses incurred, net		$(1,518)	$29,747	$8,877	$84,705

Quota share reinsurance
We utilize quota share reinsurance to manage our exposure to losses resulting from our mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. Each of the reinsurers under our QSR Transactions has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both.

2018 QSR Transaction. We entered into a QSR transaction with a group of unaffiliated reinsurers with an effective date of January 1, 2018 (“2018 QSR Transaction”), which provides coverage on eligible new business written in 2018. Under the 2018 QSR Transaction, we will cede losses incurred and premiums on or after the effective date through December 31, 2029, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021, and annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

The structure of the 2018 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2018 QSR Transaction, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 62%.

2017 and 2015 QSR Transactions.
Our 2017 quota share reinsurance agreement (“2017 QSR Transaction”) provides coverage on eligible new business written January 1, 2017 through December 29, 2017. Under the 2017 QSR Transaction we cede losses incurred and premiums on or after the effective date through December 31, 2028, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021 for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

Our 2015 quota share reinsurance agreement (“2015 QSR Transaction”) provides coverage on eligible business written before 2017. Under the 2015 QSR Transaction cedes losses incurred and premiums through December 31, 2024, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2018 for a fee, or bi-annually thereafter, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

MGIC Investment Corporation - Q3 2018 | 17

The structure of both the 2017 QSR Transaction and 2015 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2017 and 2015 QSR Transactions, we will receive a profit commission provided that the loss ratio on the loans covered under the agreement remains below 60%.

Table 4.2 below presents a summary of our quota share reinsurance agreements, excluding captive agreements (which were immaterial), for the three and nine months ended September 30, 2018 and 2017.

	Table	4.2
Quota share reinsurance			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		2018	2017	2018	2017
	Ceded premiums written and earned, net of profit commission (1)		$25,248	$30,880	$79,716	$88,692
	Ceded losses incurred		(522)	5,879	3,531	14,990
	Ceding commissions (2)		12,983	12,500	38,268	36,751
	Profit commission		39,664	31,621	111,622	95,063

(1)	Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of the QSR Transactions, ceded premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $33.1 million as of September 30, 2018 and $39.3 million as of December 31, 2017. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Excess of Loss reinsurance
Refer to Note 16 - “Subsequent Events,” for further information about our excess of loss reinsurance agreement entered into in October 2018. The excess of loss reinsurance agreement covers losses beginning August 1, 2018, but had no material impact on our consolidated financial statements as of and for the three and nine months ended September 30, 2018.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In each of 2017 and the first nine months of 2018, curtailments reduced our average claim paid by approximately 5.6% and 6.3%, respectively.

Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings.

MGIC Investment Corporation - Q3 2018 | 18

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

In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $286 million. This estimate of maximum exposure is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimate of maximum exposure will change from time to time. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2017 and the first nine months of 2018 was immaterial to our consolidated financial statements.

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

MGIC Investment Corporation - Q3 2018 | 19

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For purposes of calculating basic EPS, vested restricted stock and restricted stock units (“RSUs”) are considered outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested RSUs result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. During the three and nine months ended September 30, 2018, we had 9% Debentures outstanding that could result in potentially issuable shares.

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

	Table	6.1
Earnings per share			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except per share data)		2018	2017	2018	2017
	Basic earnings per share:
	Net income		$181,900	$120,027	$512,351	$328,447
	Weighted average common shares outstanding - basic		362,180	370,586	367,190	359,613
	Basic earnings per share		$0.50	$0.32	$1.40	$0.91

	Diluted earnings per share:
	Net income		$181,900	$120,027	$512,351	$328,447
	Interest expense, net of tax (1):
	2% Convertible Senior Notes		—	—	—	907
	5% Convertible Senior Notes		—	—	—	1,709
	9% Convertible Junior Subordinated Debentures		4,566	3,757	13,698	11,270
	Diluted income available to common shareholders		$186,466	$123,784	$526,049	$342,333

	Weighted average common shares outstanding - basic		362,180	370,586	367,190	359,613
	Effect of dilutive securities:
	Unvested RSUs		1,697	1,473	1,547	1,367
	2% Convertible Senior Notes		—	—	—	11,119
	5% Convertible Senior Notes		—	—	—	4,743
	9% Convertible Junior Subordinated Debentures		19,028	19,028	19,028	19,028
	Weighted average common shares outstanding - diluted		382,905	391,087	387,765	395,870
	Diluted earnings per share		$0.49	$0.32	$1.36	$0.86

(1)	The periods ended September 30, 2018 and 2017 were tax-effected at a rate of 21% and 35%, respectively.

MGIC Investment Corporation - Q3 2018 | 20

Note 7. Investments
Fixed income securities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at September 30, 2018 and December 31, 2017 are shown in tables 7.1a and 7.1b below.

	Table	7.1a
Details of fixed income securities by category - current year			September 30, 2018
	(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$179,395	$174	$(3,353)	$176,216
	Obligations of U.S. states and political subdivisions		1,738,417	17,797	(21,608)	1,734,606
	Corporate debt securities		2,296,218	1,152	(42,305)	2,255,065
	Asset backed securities (“ABS”)		71,481	—	(546)	70,935
	Residential mortgage backed securities (“RMBS”)		166,522	35	(11,594)	154,963
	Commercial mortgage backed securities (“CMBS”)		281,980	214	(11,974)	270,220
	Collateralized loan obligations (“CLO”)		307,998	67	(458)	307,607
	Total fixed income securities		5,042,011	19,439	(91,838)	4,969,612

	Table	7.1b
Details of fixed income securities by category - prior year-end			December 31, 2017
	(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$179,850	$274	$(1,278)	$178,846
	Obligations of U.S. states and political subdivisions		2,105,063	56,210	(8,749)	2,152,524
	Corporate debt securities		2,065,475	10,532	(9,169)	2,066,838
	ABS		4,925	—	(2)	4,923
	RMBS		189,153	60	(7,364)	181,849
	CMBS		301,014	1,204	(4,906)	297,312
	CLOs		100,798	304	(79)	101,023
	Total fixed income securities		4,946,278	68,584	(31,547)	4,983,315

(1)	At September 30, 2018 and December 31, 2017, there were no other-than-temporary impairment losses recorded in other comprehensive income.

We had $13.4 million and $13.6 million of investments at fair value on deposit with various states as of September 30, 2018 and December 31, 2017, respectively, due to regulatory requirements of those state insurance departments.

MGIC Investment Corporation - Q3 2018 | 21

The amortized cost and fair values of fixed income securities at September 30, 2018, by contractual maturity, are shown in table 7.2 below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

	Table	7.2
Fixed income securities maturity schedule			September 30, 2018
	(In thousands)		Amortized Cost	Fair Value
	Due in one year or less		$511,087	$509,952
	Due after one year through five years		1,552,123	1,526,802
	Due after five years through ten years		940,185	918,757
	Due after ten years		1,210,635	1,210,376
			$4,214,030	$4,165,887

	ABS		71,481	70,935
	RMBS		166,522	154,963
	CMBS		281,980	270,220
	CLOs		307,998	307,607
	Total as of September 30, 2018		$5,042,011	$4,969,612

Proceeds from sales of fixed income securities classified as available-for-sale were $338.9 million and $233.2 million during the nine months ended September 30, 2018 and 2017, respectively. Gross gains of $0.4 million and $0.9 million and gross losses of $3.3 million and $1.1 million were realized on those sales during the nine months ended September 30, 2018 and 2017, respectively.

During the three and nine months ended September 30, 2018, we recorded other-than-temporary impairment (“OTTI”) losses of $0.5 million and $1.8 million, respectively, due to our intent to sell certain investments. During each of the three and nine months ended September 30, 2017, there were no OTTI losses recognized.

Equity securities
The cost and fair value of investments in equity securities at September 30, 2018 and December 31, 2017 are shown in tables 7.3a and 7.3b below. As described in Note 2 - “New Accounting Pronouncements,” under updated guidance regarding the “Recognition and Measurement of Financial Assets and Financial Liabilities” which became effective on January 1, 2018, the amount of our FHLB stock investment has been reclassified and presented in “Other invested assets” on our consolidated balance sheet as of September 30, 2018.

	Table	7.3a
Details of equity security investments - current year			September 30, 2018
	(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
	Equity securities		$4,134	$3,667	$(81)	$7,720

	Table	7.3b
Details of equity security investments - prior year-end			December 31, 2017
	(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
	Equity securities		$7,223	$39	$(16)	$7,246

For the nine months ended September 30, 2018, we recognized $3.6 million of net gains on equity securities still held as of September 30, 2018. The net gains reflect the fair value increase in certain equity securities of a privately held entity that were re-valued in the third quarter by independent parties and subsequently sold in a transaction completed in October 2018. The net gains are reported in Net realized investment gains (losses) on our consolidated statement of operations for the three and nine months ended September 30, 2018.

MGIC Investment Corporation - Q3 2018 | 22

Other invested assets
Other invested assets include an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance. As of September 30, 2018, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $166.1 million.

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

	Table	7.4a
Investments unrealized losses - current year			September 30, 2018
			Less Than 12 Months		12 Months or Greater		Total
	(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$89,759	$(583)	$78,769	$(2,770)	$168,528	$(3,353)
	Obligations of U.S. states and political subdivisions		643,147	(12,356)	245,763	(9,252)	888,910	(21,608)
	Corporate debt securities		1,782,640	(29,184)	299,549	(13,121)	2,082,189	(42,305)
	ABS		70,935	(546)	—	—	70,935	(546)
	RMBS		4,930	(183)	149,648	(11,411)	154,578	(11,594)
	CMBS		81,972	(1,763)	160,039	(10,211)	242,011	(11,974)
	CLOs		201,700	(458)	—	—	201,700	(458)
	Total		$2,875,083	$(45,073)	$933,768	$(46,765)	$3,808,851	$(91,838)

	Table	7.4b
Investments unrealized losses - prior year-end			December 31, 2017
			Less Than 12 Months		12 Months or Greater		Total
	(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$144,042	$(796)	$31,196	$(482)	$175,238	$(1,278)
	Obligations of U.S. states and political subdivisions		505,311	(3,624)	211,684	(5,125)	716,995	(8,749)
	Corporate debt securities		932,350	(4,288)	200,716	(4,881)	1,133,066	(9,169)
	ABS		4,923	(2)	—	—	4,923	(2)
	RMBS		14,979	(280)	166,329	(7,084)	181,308	(7,364)
	CMBS		51,096	(358)	138,769	(4,548)	189,865	(4,906)
	CLOs		14,243	(7)	3,568	(72)	17,811	(79)
	Equity securities		226	(2)	431	(14)	657	(16)
	Total		$1,667,170	$(9,357)	$752,693	$(22,206)	$2,419,863	$(31,563)
The unrealized losses in all categories of our investments at September 30, 2018 and December 31, 2017 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. There were 810 and 586 securities in an unrealized loss position at September 30, 2018 and December 31, 2017, respectively.

MGIC Investment Corporation - Q3 2018 | 23

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

Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability, or for certain of our equity securities, independent fair market valuations provided to us. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

Assets measured at fair value, by hierarchy level, as of September 30, 2018 and December 31, 2017 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2017 Annual Report on Form 10-K.

	Table	8.1a
Fair value hierarchy - current year			September 30, 2018
	(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$176,216	$29,584	$146,632	$—
	Obligations of U.S. states and political subdivisions		1,734,606	—	1,734,529	77
	Corporate debt securities		2,255,065	—	2,255,065	—
	ABS		70,935	—	70,935	—
	RMBS		154,963	—	154,963	—
	CMBS		270,220	—	270,220	—
	CLOs		307,607	—	307,607	—
	Total fixed income securities		4,969,612	29,584	4,939,951	77
	Equity securities		7,720	2,889	—	4,831
	Total investments at fair value		$4,977,332	$32,473	$4,939,951	$4,908
	Real estate acquired (1)		$12,339	$—	$—	$12,339

MGIC Investment Corporation - Q3 2018 | 24

	Table	8.1b
Fair value hierarchy - prior year-end			December 31, 2017
	(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	U.S. Treasury securities and obligations of U.S. government corporations and agencies		$178,846	$81,598	$97,248	$—
	Obligations of U.S. states and political subdivisions		2,152,524	—	2,152,253	271
	Corporate debt securities		2,066,838	—	2,066,838	—
	ABS		4,923	—	4,923	—
	RMBS		181,849	—	181,849	—
	CMBS		297,312	—	297,312	—
	CLOs		101,023	—	101,023	—
	Total fixed income securities		4,983,315	81,598	4,901,446	271
	Equity securities (2)		7,246	2,978	—	4,268
	Total investments at fair value		$4,990,561	$84,576	$4,901,446	$4,539
	Real estate acquired (1)		$12,713	$—	$—	$12,713

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other assets on the consolidated balance sheets.

(2)
Equity securities in Level 3 are carried at cost, which approximates fair value. See “Reconciliations of Level 3 assets” below for information regarding a change in presentation of amounts previously included in Level 3 Equity securities.

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2018 and 2017 is shown in tables 8.2a and 8.2b and 8.3a and 8.3b below. As described in Note 2 - “New Accounting Pronouncements,” under updated guidance regarding the Recognition and Measurement of Financial Assets and Financial Liabilities which became effective on January 1, 2018, our investment in FHLB stock is no longer presented with equity securities. Prior to the updated guidance, our FHLB stock was included in our Level 3 equity securities. As shown in table 8.3a below, for the nine months ended September 30, 2018, we have transferred our FHLB stock out of Level 3 assets, and it is carried at cost, which approximates fair value, on our consolidated balance sheet in “Other invested assets” as of September 30, 2018. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

	Table	8.2a
Development of assets and liabilities classified within level 3 - current year quarter			Three Months Ended September 30, 2018
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at June 30, 2018		$192	$1,168	$1,360	$13,321
	Total realized gains (losses):
	Included in earnings and reported as net realized investment gains		—	3,663	3,663	—
	Included in earnings and reported as losses incurred, net		—	—	—	(450)
	Purchases		—	—	—	7,979
	Sales		(115)	—	(115)	(8,511)
	Balance at September 30, 2018		$77	$4,831	$4,908	$12,339

MGIC Investment Corporation - Q3 2018 | 25

	Table	8.2b
Development of assets and liabilities classified within level 3 - prior year quarter			Three Months Ended September 30, 2017
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at June 30, 2017		$577	$4,268	$4,845	$10,271
	Total realized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(592)
	Purchases		—	—	—	8,881
	Sales		(197)	—	(197)	(6,832)
	Balance at September 30, 2017		$380	$4,268	$4,648	$11,728

	Table	8.3a
Development of assets and liabilities classified within level 3 - current year to date			Nine Months Ended September 30, 2018
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2017		$271	$4,268	$4,539	$12,713
	Transfers out of Level 3		—	(3,100)	(3,100)	—
	Total realized gains (losses):
	Included in earnings and reported as net realized investment gains		—	3,663	3,663	—
	Included in earnings and reported as losses incurred, net		—	—	—	(1,104)
	Purchases		—	—	—	24,742
	Sales		(194)	—	(194)	(24,012)
	Balance at September 30, 2018		$77	$4,831	$4,908	$12,339

	Table	8.3b
Development of assets and liabilities classified within level 3 - prior year to date			Nine Months Ended September 30, 2017
	(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	Balance at December 31, 2016		$691	$4,268	$4,959	$11,748
	Total realized gains (losses):
	Included in earnings and reported as losses incurred, net		—	—	—	(818)
	Purchases		—	—	—	26,985
	Sales		(311)	—	(311)	(26,187)
	Balance at September 30, 2017		$380	$4,268	$4,648	$11,728
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

Financial liabilities not measured at fair value
We incur financial liabilities in the normal course of our business. Table 8.4 presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value at September 30, 2018 and December 31, 2017. The fair values of our 5.75% Senior Notes and 9% Convertible Junior Subordinated Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using cash flows discounted at current incremental borrowing rates for similar borrowing arrangements. In all cases the fair values of the financial liabilities below are categorized as Level 2.

MGIC Investment Corporation - Q3 2018 | 26

	Table	8.4
Fair value measurements - liabilities			September 30, 2018		December 31, 2017
	(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
	FHLB Advance		$155,000	$148,288	$155,000	$152,124
	5.75% Senior Notes		419,425	445,430	418,560	465,473
	9% Convertible Junior Subordinated Debentures		256,872	347,458	256,872	353,507
	Total financial liabilities		$831,297	$941,176	$830,432	$971,104

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 are included in table 9.1 below.

	Table	9.1
Components of other comprehensive (loss) income			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		2018	2017	2018	2017
	Net unrealized investment (losses) gains arising during the period		$(15,288)	$17,761	$(109,433)	$76,022
	Income tax benefit (expense)		3,211	(6,217)	22,981	(26,608)
	Net of taxes		(12,077)	11,544	(86,452)	49,414

	Net changes in benefit plan assets and obligations		558	(226)	1,674	(680)
	Income tax (expense) benefit		(118)	79	(352)	238
	Net of taxes		440	(147)	1,322	(442)

	Net changes in unrealized foreign currency translation adjustment		—	—	—	45
	Income tax (expense)		—	—	—	(14)
	Net of taxes		—	—	—	31

	Total other comprehensive (loss) income		(14,730)	17,535	(107,759)	75,387
	Total income tax benefit (expense)		3,093	(6,138)	22,629	(26,384)
	Total other comprehensive (loss) income, net of tax		$(11,637)	$11,397	$(85,130)	$49,003

MGIC Investment Corporation - Q3 2018 | 27

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive loss (“AOCL”) to our consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 are included in table 9.2 below.

	Table	9.2
Reclassifications from AOCL			Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		2018	2017	2018	2017
	Reclassification adjustment for net realized (losses) (1)		$(2,567)	$(427)	$(6,279)	$(2,566)
	Income tax benefit		539	150	1,318	898
	Net of taxes		(2,028)	(277)	(4,961)	(1,668)

	Reclassification adjustment related to benefit plan assets and obligations (2)		(558)	226	(1,674)	680
	Income tax benefit (expense)		118	(79)	352	(238)
	Net of taxes		(440)	147	(1,322)	442

	Total reclassifications		(3,125)	(201)	(7,953)	(1,886)
	Total income tax benefit		657	71	1,670	660
	Total reclassifications, net of tax		$(2,468)	$(130)	$(6,283)	$(1,226)

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCL for the nine months ended September 30, 2018, including amounts reclassified from AOCL, are included in table 9.3 below.

	Table	9.3
Rollforward of AOCL			Nine Months Ended September 30, 2018
	(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Total AOCL
	Balance, December 31, 2017, net of tax		$29,257	$(73,058)	$(43,801)
	Other comprehensive income before reclassifications		(91,413)	—	(91,413)
	Less: Amounts reclassified from AOCL		(4,961)	(1,322)	(6,283)
	Balance, September 30, 2018, net of tax		$(57,195)	$(71,736)	$(128,931)

MGIC Investment Corporation - Q3 2018 | 28

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2018 and 2017.

	Table	10.1
Components of net periodic benefit cost			Three Months Ended September 30,
			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
	(In thousands)		2018	2017	2018	2017
	Service cost		$2,633	$2,389	$290	$203
	Interest cost		3,774	3,869	208	176
	Expected return on plan assets		(5,563)	(5,025)	(1,590)	(1,312)
	Amortization of net actuarial losses/(gains)		1,734	1,543	(62)	—
	Amortization of prior service cost/(credit)		(88)	(107)	(1,026)	(1,662)
	Net periodic benefit cost (benefit)		$2,490	$2,669	$(2,180)	$(2,595)

	Table	10.2
Components of net periodic benefit cost			Nine Months Ended September 30,
			Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
	(In thousands)		2018	2017	2018	2017
	Service cost		$7,898	$7,167	$870	$610
	Interest cost		11,321	11,606	625	529
	Expected return on plan assets		(16,688)	(15,074)	(4,769)	(3,936)
	Amortization of net actuarial losses/(gains)		5,203	4,627	(187)	—
	Amortization of prior service cost/(credit)		(263)	(320)	(3,078)	(4,987)
	Net periodic benefit cost (benefit)		$7,471	$8,006	$(6,539)	$(7,784)

We currently intend to make contributions totaling $11 million to our qualified pension plan and supplemental executive retirement plan in 2018.

MGIC Investment Corporation - Q3 2018 | 29

Note 11. Income Taxes
We have approximately $153.5 million of net operating loss (“NOL”) carryforwards as of September 30, 2018. Any unutilized carryforwards are scheduled to expire at the end of tax years 2032 through 2033.

We evaluate the realizability of our deferred tax assets including our NOL carryforwards on a quarterly basis. Based on our analysis, we have concluded that all of our deferred tax assets are fully realizable and therefore no valuation allowance existed at September 30, 2018 and December 31, 2017.

Tax Contingencies
As previously disclosed, the Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits.

In July 2018, we finalized an agreement with the IRS to settle all issues in the examination and related U.S. Tax Court case; the settlement has been approved by the U.S. Tax Court. The expected impact of the agreed upon settlement was previously reflected in our consolidated statements of operations.

With the approval of our settlement by the U.S. Tax Court, our unrecognized tax benefits have been reduced by $144.9 million in the third quarter of 2018. As of September 30, 2018, we have no unrecognized tax benefits.

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

Losses incurred on delinquencies that occurred in the current year decreased in the first nine months of 2018 compared to the same period in 2017, primarily due to a decrease in the number of new delinquencies, net of related cures and a decrease in the estimated claim rate on delinquencies that occurred in the current year.

For the nine months ended September 30, 2018 and 2017, we experienced favorable loss reserve development on previously received delinquencies. This was, in large part, due to the resolution of approximately 65% and

MGIC Investment Corporation - Q3 2018 | 30

59%, respectively, of the prior year delinquent inventory, with lower claim rates due to improved cure rates. The favorable loss reserve development resulting from a reduction in the estimated claim rate was partially offset in the nine months ended September 30, 2018 by an increase in our severity assumption on previously received delinquencies.

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

During the first nine months of 2018 and 2017, our losses paid included amounts paid upon commutation of coverage of pools of non-performing loans (“NPLs”) and/or amounts paid in connection with disputes concerning our claims paying practices. The impacts of these payments were as follows:

•	2018 - 1,243 items were removed from the delinquent inventory with an amount paid of $40 million.

•	2017 - 1,337 items were removed from the delinquent inventory with amount paid of $54 million.

Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $44 million and $61 million at September 30, 2018 and December 31, 2017, respectively.

Table 12.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2018 and 2017.

	Table	12.1
Development of reserves for losses and loss adjustment expenses			Nine months ended September 30,
	(In thousands)		2018	2017
	Reserve at beginning of period		$985,635	$1,438,813
	Less reinsurance recoverable		48,474	50,493
	Net reserve at beginning of period		937,161	1,388,320

	Losses incurred:
	Losses and LAE incurred in respect of delinquency notices received in:
	Current year		155,808	219,485
	Prior years (1)		(146,931)	(134,780)
	Total losses incurred		8,877	84,705

	Losses paid:
	Losses and LAE paid in respect of delinquency notices received in:
	Current year		2,449	5,474
	Prior years		257,808	407,977
	Reinsurance terminations		(1,984)	301
	Total losses paid		258,273	413,752
	Net reserve at end of period		687,765	1,059,273
	Plus reinsurance recoverables		33,281	45,878
	Reserve at end of period		$721,046	$1,105,151

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

MGIC Investment Corporation - Q3 2018 | 31

The prior year development of the reserves in the first nine months of 2018 and 2017 is reflected in table 12.2 below.

	Table	12.2
Reserve development on previously received delinquencies			Nine months ended September 30,
	(in millions)		2018	2017
	Decrease in estimated claim rate on primary defaults		$(184)	$(138)
	Increase in estimated severity on primary defaults		22	(2)
	Change in estimates related to pool reserves, LAE reserves and reinsurance		15	5
	Total prior year loss development (1)		$(147)	$(135)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Delinquent inventory
A rollforward of our primary delinquent inventory for the three and nine months ended September 30, 2018 and 2017 appears in table 12.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the accuracy of the data provided by servicers, the number of business days in a month, transfers of servicing between loan servicers and whether all servicers have provided the reports in a given month.

	Table	12.3
Delinquent inventory rollforward			Three Months Ended September 30,		Nine Months Ended September 30,
			2018	2017	2018	2017
	Delinquent inventory at beginning of period		36,037	41,317	46,556	50,282
	New notices		13,569	15,950	40,351	45,352
	Cures		(14,197)	(13,546)	(47,620)	(45,382)
	Paids (including those charged to a deductible or captive)		(1,374)	(2,195)	(4,446)	(7,403)
	Rescissions and denials		(56)	(82)	(200)	(277)
	Other items removed from inventory		(581)	(209)	(1,243)	(1,337)
	Delinquent inventory at end of period		33,398	41,235	33,398	41,235
The decrease in the primary delinquent inventory experienced during 2018 and 2017 was generally across all markets and primarily in book years 2008 and prior. Historically as a default ages it becomes more likely to result in a claim.

Hurricane activity
New delinquent notice activity increased in the fourth quarter of 2017 because of hurricane activity that primarily impacted Puerto Rico, Texas, and Florida in the third quarter of 2017. As a result, the number of loans delinquent three months or less was a higher percentage of our total inventory as of December 31, 2017 than it had been as of September 30, 2017.

MGIC Investment Corporation - Q3 2018 | 32

Table 12.4 below shows the number of consecutive months a borrower is delinquent.

	Table	12.4
Delinquent inventory - consecutive months in default			September 30, 2018		December 31, 2017		September 30, 2017
	3 months or less		9,484	28%	17,119	37%	11,331	27%
	4-11 months		9,564	29%	12,050	26%	11,092	27%
	12 months or more (1) (2)		14,350	43%	17,387	37%	18,812	46%
	Total primary delinquent inventory		33,398	100%	46,556	100%	41,235	100%

	Primary claims received inventory included in ending delinquent inventory:		766	2%	954	2%	1,063	3%

(1)
Approximately 39%, 45%, and 45% of the primary delinquent inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

(2)
The majority of items removed from our delinquent inventory due to commutations of NPLs during the nine months ended September 30, 2018 were delinquent for 12 consecutive months or more as of December 31, 2017.

The number of months a loan is in the delinquent inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. Table 12.5 below shows the number of payments that a borrower is delinquent.

	Table	12.5
Delinquent inventory - number of payments delinquent			September 30, 2018		December 31, 2017		September 30, 2017
	3 payments or less		14,813	44%	21,678	46%	16,916	41%
	4-11 payments		9,156	28%	12,446	27%	10,583	26%
	12 payments or more (1) (2)		9,429	28%	12,432	27%	13,736	33%
	Total primary delinquent inventory		33,398	100%	46,556	100%	41,235	100%

(1)
Approximately 39%, 43%, and 43% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

(2)	The majority of items removed from our delinquent inventory due to commutations of NPLs during the nine months ended September 30, 2018 had 12 or more payments delinquent as of December 31, 2017.

Pool insurance delinquent inventory decreased to 1,032 at September 30, 2018 from 1,309 at December 31, 2017, and 1,426 at September 30, 2017.

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

MGIC Investment Corporation - Q3 2018 | 33

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

During the second quarter of 2018, we repurchased approximately 9.2 million shares of our common stock at a weighted average price per share of $10.88, which included commissions.

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

MGIC Investment Corporation - Q3 2018 | 34

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

	Table	14.1
Restricted stock grants			Nine months ended September 30,
			2018		2017
			Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
	RSUs subject to performance conditions		1,239	$15.80	1,237	$10.41
	RSUs subject only to service conditions		447	15.39	395	10.41

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

At September 30, 2018, MGIC’s risk-to-capital ratio was 9.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.5 billion above the required MPP of $1.3 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, matters that could negatively affect such compliance are discussed in the rest of these consolidated financial statement footnotes.

At September 30, 2018, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.8 to 1. Reinsurance agreements with an affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance agreements with its affiliate, additional capital contributions to the reinsurance affiliate could be needed.
The NAIC plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk, minimum capital floors, and action level triggers. Currently, we believe that the

MGIC Investment Corporation - Q3 2018 | 35

PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.

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

If we are unable to write business in a particular jurisdiction, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the State Capital Requirements or the PMIERs may affect its willingness to procure insurance from us. A possible future failure by MGIC to meet the State Capital Requirements or the PMIERs will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, matters that could negatively affect MGIC’s claims paying resources are discussed in the rest of these consolidated financial statement footnotes.

Dividend restrictions
In the third quarter of 2018, MGIC paid a $60 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without such dividends being subject to regulatory disapproval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in their contingency reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered. For the year ended December 31, 2017, MGIC’s increase in contingency reserves was $473 million and statutory net income was $272 million.

Note 16. Subsequent Events
On October 30, 2018, MGIC entered into a fully collateralized reinsurance agreement with Home Re 2018-1 Ltd. (“Home Re”), an unaffiliated special purpose insurer domiciled in Bermuda, that provides for up to $318.6 million of aggregate excess-of-loss reinsurance coverage as of August 1, 2018 on a portfolio of mortgage insurance policies having an insurance coverage in force date on or after July 1, 2016 and before January 1, 2018. For the reinsurance coverage period, MGIC will retain the first layer of $168.7 million of aggregate losses, and Home Re will then provide second layer coverage up to the outstanding reinsurance coverage amount. The reinsurance coverage premium due to Home Re is calculated by multiplying the outstanding reinsurance coverage amount at the beginning of a period by a coupon rate, which is the sum of one-month LIBOR plus a spread for each class of notes, and then subtracting actual investment income collected on the assets in the reinsurance trust during that period. The aggregate excess of loss reinsurance coverage decreases over a ten-year period, subject to certain conditions, as the underlying covered mortgages amortize, principal is prepaid, or mortgage insurance losses are paid. MGIC has rights to terminate the reinsurance agreement, which includes an option to terminate after seven years from the closing date. Home Re financed the coverage by issuing mortgage insurance-linked notes in an aggregate amount of $318.6 million to unaffiliated investors. The notes have ten-year legal maturities and are non-recourse to any assets of MGIC or its affiliates. The proceeds of the notes were deposited into a reinsurance trust for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC and principal repayments on the mortgage insurance-linked notes.

MGIC Investment Corporation - Q3 2018 | 36

In connection with entering into the reinsurance agreement with Home Re, we concluded that the risk transfer requirements for reinsurance accounting were met as Home Re is assuming significant insurance risk and a reasonable possibility of significant loss. In addition, we assessed whether Home Re was a variable interest entity (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make sufficient decisions relating to the entity’s operations through voting rights or do not substantively participate in gains and losses of the entity. We concluded that Home Re is a VIE. However, given that MGIC (1) does not have the unilateral power to direct the activities that most significantly affect Home Re’s economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits that could be potentially significant to Home Re, consolidation of Home Re is not required.

MGIC Investment Corporation - Q3 2018 | 37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter and first nine months of 2018. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2018 | 38

Overview

Summary financial results of MGIC Investment Corporation		Three Months Ended September 30,			Nine Months Ended September 30, 2018
	(In millions, except per share data, unaudited)	2018	2017	% Change	2018	2017	% Change
	Selected statement of operations data
	Total revenues	$290.4	$270.4	7	$838.2	$794.6	5
	Losses incurred, net	(1.5)	29.7	(105)	8.9	84.7	(90)
	Other underwriting and operating expenses, net	43.7	39.9	10	131.6	119.2	10
	Income before tax	231.9	184.5	26	649.4	539.0	20
	Provision for income taxes	50.0	64.4	(22)	137.1	210.6	(35)
	Net income	181.9	120.0	52	512.4	328.4	56
	Diluted income per share	$0.49	$0.32	53	$1.36	$0.86	58

	Non-GAAP Financial Measures (1)
	Adjusted pre-tax operating income	$230.8	$184.5	25	$650.6	$539.3	21
	Adjusted net operating income	180.9	120.7	50	514.7	357.0	44
	Adjusted net operating income per diluted share	$0.48	$0.32	50	$1.36	$0.93	46
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of third quarter and year to date 2018 results
Comparative quarterly results
We recorded third quarter 2018 net income of $181.9 million, or $0.49 per diluted share. Net income increased by $61.9 million compared with net income of $120.0 million in the prior year, primarily reflecting decreases in our losses incurred, net and our provision for income taxes. The decline in our losses incurred, net also had the effect of reducing our ceded premiums due to an increase in our reinsurance profit commission. That, and an increase in investment income, resulted in an increase in revenues. In addition, our diluted weighted average shares outstanding decreased from the prior year. These factors contributed to a 53% increase in diluted income per share.

Adjusted net operating income for the third quarter 2018 was $180.9 million (Q3 2017: $120.7 million) and adjusted net operating income per diluted share was $0.48 (Q3 2017: $0.32). The 50% increase in adjusted net operating income primarily reflects the increase in net income. The increase in adjusted net operating income and decrease in diluted weighted average shares outstanding resulted in a 50% increase in adjusted net operating income per diluted share.

Losses incurred, net for the third quarter of 2018 were $(1.5) million, a $31.3 million improvement compared to the prior year, primarily due to 15% fewer new delinquent notices received in the current year period and a decline in the estimated claim rate on those notices, to 9% from 11% in the prior year period. Our estimated claim rate on new notices reflects the current economic environment and anticipated cure activity on the notices received. In addition, favorable development on previously received delinquencies was higher in the current year period.

Other underwriting and operating expenses, net were $43.7 million, an increase of 10% compared to the prior year primarily driven by higher share-based compensation expenses, which resulted from a higher stock price at the grant date, and non-executive compensation.

The decrease in our provision for income taxes in the third quarter of 2018 as compared to the same period in the prior year was due to the decrease in the statutory income tax rate, offset in part by an increase in income before tax.

MGIC Investment Corporation - Q3 2018 | 39

In September 2018, MGIC paid a dividend of $60 million to our holding company and we expect MGIC to continue to pay quarterly dividends of at least that amount.

Comparative year to date results
We recorded net income of $512.4 million, or $1.36 per diluted share, during the first nine months of 2018. Net income increased by $183.9 million compared with net income of $328.4 million in the prior year, primarily reflecting decreases in our losses incurred, net and our provision for income taxes. The decline in our losses incurred, net also had the effect of reducing our ceded premiums due to an increase in our reinsurance profit commission. That, and an increase in investment income, resulted in an increase in revenues. In addition, our diluted weighted average shares outstanding decreased from the prior year. These factors contributed to a 58% increase in diluted income per share.

Adjusted net operating income for the first nine months of 2018 was $514.7 million (YTD 2017: $357.0 million) and adjusted net operating income per diluted share was $1.36 (YTD 2017: $0.93). The 44% increase in adjusted net operating income primarily reflects the increase in net income in the current year period. The increase in adjusted net operating income and decrease in diluted weighted average shares outstanding resulted in a 46% increase in adjusted net operating income per diluted share.

Losses incurred, net for the first nine months of 2018 were $8.9 million, down 90% compared to the prior year due to 11% fewer new delinquent notices received in the current year period and a decrease in the estimated claim rate of on those notices, to 9% from 11% in the prior year period. Our estimated claim rate on new notices reflects the current economic environment and anticipated cure activity on the notices received. In addition, favorable development on previously received delinquencies was higher in the current year period.

Other underwriting and operating expenses, net were $131.6 million, an increase of 10% compared to the prior year primarily driven by higher share-based compensation expenses, which resulted from a higher stock price at the grant date, and non-executive compensation.

The decrease in our provision for income taxes in the first nine months of 2018 as compared to the same period in the prior year was due in part to the decrease in the statutory income tax rate, offset in part by an increase in income before tax. In addition, the provision for income tax in the prior year period included an additional provision of $28.4 million for the expected settlement of our IRS litigation, compared to an additional provision of $1.5 million in the current year period.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and nine months ended September 30, 2018 compared to the respective prior year periods.

Capital
Share repurchase program
On April 26, 2018, our board of directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. During the second quarter of 2018, we utilized approximately $100.1 million of cash at our holding company to repurchase approximately 9.2 million shares of our common stock. As of September 30, 2018, we had approximately 362.2 million shares of common stock outstanding. During the fourth quarter of 2018, through November 2, 2018, we used approximately $6.6 million of holding company cash to repurchase approximately 565 thousand shares of our common stock.

GSEs
We must comply with the PMIERs to be eligible to insure loans delivered to or purchased by the GSEs. In addition to their financial requirements, the PMIERs include business, quality control and certain transaction approval requirements.

MGIC Investment Corporation - Q3 2018 | 40

Revised PMIERs were published in September 2018 and will become effective March 31, 2019. Refer to “Liquidity and Capital Resources - Capital Adequacy - PMIERs” of this MD&A for additional information regarding the changes made to the financial requirements under the revised PMIERs.

If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs may amend the PMIERs at any time and may make the PMIERs more onerous in the future. In June 2018, the FHFA issued a proposed rule on regulatory capital requirements for the GSEs ("Enterprise Capital Requirements"), which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance. The GSEs have indicated that there may be potential future implications for PMIERs based upon feedback the FHFA receives on its proposed rule on Enterprise Capital Requirements. In addition, the PMIERs provide that the factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs have indicated that they will generally provide notice 180 days prior to the effective date of such updates.

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

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans is greater under the PMIERs than what state regulation currently requires, our reinsurance transactions mitigate the negative effect of the PMIERs on our returns. However, reinsurance may not always be available to us or available on similar terms, it subjects us to counterparty credit risk and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions.

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

At September 30, 2018, MGIC’s risk-to-capital ratio was 9.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.5 billion above the required MPP of $1.3 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our reinsurance transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At September 30, 2018, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.8 to 1. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

MGIC Investment Corporation - Q3 2018 | 41

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

MGIC Investment Corporation - Q3 2018 | 42

As shown in the following table, as of September 30, 2018 approximately 13% of our primary RIF has been modified.

Modifications	Policy year	HARP Modifications (1)	HAMP & Other Modifications
	2003 and prior	10.8%	43.8%
	2004	18.5%	47.2%
	2005	25.3%	45.6%
	2006	28.7%	42.4%
	2007	40.5%	32.9%
	2008	56.6%	20.1%
	2009	40.6%	7.0%
	2010 - Q3 2018	—%	0.5%

	Total	6.6%	6.7%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of September 30, 2018, based on loan count, the loans associated with 97.6% of HARP modifications and 79.8% of HAMP and other modifications were current.

Factors affecting our results
Our results of operations are affected by:

Premiums written and earned
Premiums written and earned in a year are influenced by:

•
NIW, which increases IIF. Many factors affect NIW, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages from the FHA, the VA, other mortgage insurers, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance. NIW does not include loans previously insured by us that are modified, such as loans modified under HARP.

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

MGIC Investment Corporation - Q3 2018 | 43

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

Losses incurred
Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 2017 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Losses incurred are generally affected by:

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

•
The rate at which we rescind policies or curtail claims. Our estimated loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to rescissions and denials as “rescissions” and variations of this term. We call reductions to claims “curtailments.”

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

MGIC Investment Corporation - Q3 2018 | 44

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
Net realized investment gains (losses)
Fixed income securities. Realized investment gains and losses are a function of the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any “other than temporary” impairments (“OTTI”) recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

Equity securities. Effective January 1, 2018, realized investment gains and losses are a function of the periodic change in fair value. For 2017, realized investment gains and losses were a function of the difference between the amount received on the sale of an equity security and the equity security’s cost basis, as well as any “other than temporary” impairments (“OTTI”) recognized in earnings.

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

MGIC Investment Corporation - Q3 2018 | 45

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

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items where applicable. The amounts of adjustments to components of pre-tax operating income (loss) are tax-effected using a federal statutory tax rate of 21% for 2018 and 35% for 2017.

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

MGIC Investment Corporation - Q3 2018 | 46

Non-GAAP reconciliations	Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
		Three Months Ended September 30,
		2018				2017
	(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
	Income before tax / Net income	$231,894	$49,994	$181,900		$184,467	$64,440	$120,027
	Adjustments:
	Additional income tax benefit (provision) related to IRS litigation	—	154	(154)		—	(619)	619
	Net realized investment (gains) losses	(1,114)	(234)	(880)		50	18	32
	Adjusted pre-tax operating income / Adjusted net operating income	$230,780	$49,914	$180,866		$184,517	$63,839	$120,678

	Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

	Weighted average diluted shares outstanding			382,905				391,087

	Net income per diluted share			$0.49				$0.32
	Additional income tax provision related to IRS litigation			—				—
	Net realized investment (gains) losses			—				—
	Adjusted net operating income per diluted share			$0.48	(1)			$0.32

(1) For the three months ended September 30, 2018, the Reconciliation of Net Income per diluted share to Adjusted net operating income per diluted share does not foot due to rounding of the adjustments.

	Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
		Nine Months Ended September 30,
		2018				2017
	(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
	Income before tax / Net income	$649,441	$137,090	$512,351		$539,040	$210,593	$328,447
	Adjustments:
	Additional income tax provision related to IRS litigation	—	(1,477)	1,477		—	(28,402)	28,402
	Net realized investment losses	1,112	234	878		227	79	148
	Loss on debt extinguishment	—	—	—		65	23	42
	Adjusted pre-tax operating income / Adjusted net operating income	$650,553	$135,847	$514,706		$539,332	$182,293	$357,039

	Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

	Weighted average diluted shares outstanding			387,765				395,870

	Net income per diluted share			$1.36				$0.86
	Additional income tax provision related to IRS litigation			—				0.07
	Net realized investment losses			—				—
	Loss on debt extinguishment			—				—
	Adjusted net operating income per diluted share			$1.36				$0.93

MGIC Investment Corporation - Q3 2018 | 47

Mortgage Insurance Portfolio

New insurance written
According to Inside Mortgage Finance and GSE estimates, total mortgage originations for the third quarter and first nine months of 2018 decreased from the respective prior year period primarily due to a decline in refinance transactions. The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations as PMI market share is 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

NIW for the third quarter of 2018 was $14.5 billion (Q3 2017: $14.1 billion) and for the first nine months of 2018 was $38.3 billion (YTD 2017: $36.3 billion) and continued to have what we believe are favorable underlying risk characteristics. Although the percentage of NIW with DTI ratios greater than 45% was approximately 20% during the third quarter of 2018, and 20% for the first nine months of 2018, up significantly from approximately 9% in the third quarter of 2017, and 10% in the first nine months of 2017. Under our 2018 QSR Transactions, we may cede risk associated with NIW with DTI ratios between 45% and 50%; however, the amount of risk we may cede in connection with such NIW in any quarter is limited to a percentage of all risk written and that percentage is materially below the percentage of risk written represented by such loans in the third quarter and first nine months of 2018, respectively. To mitigate our risk from the increase in NIW written on loans with DTI ratios greater than 45%, effective in March 2018 we changed our underwriting guidelines to generally require loans with DTI ratios greater than 45% to have a FICO score of at least 700. Further, effective in July 2018, we added risk-based adjustments to our premium rates for loans with DTI ratios greater than 45%. We are continuing to monitor our exposure to such loans and may take further action. The percentage of purchase mortgages insured increased in the three and nine months ended September 30, 2018 compared to the same periods of the prior year because the level of refinance transactions declined as mortgage interest rates, on average, have increased during the first nine months of 2018.

The following tables present characteristics of our primary NIW for the three and nine months ended September 30, 2018 and 2017.

Primary NIW by FICO score		Three Months Ended September 30,		Nine Months Ended September 30,
	(% of primary NIW)	2018	2017	2018	2017
	760 and greater	42.1%	41.5%	42.3%	42.2%
	740 - 759	17.0%	17.1%	17.2%	16.6%
	720 - 739	14.4%	13.9%	14.6%	14.1%
	700 - 719	12.2%	11.9%	11.9%	11.9%
	680 - 699	7.2%	8.2%	7.2%	8.0%
	660 - 679	3.8%	4.0%	3.7%	4.0%
	640 - 659	2.3%	2.4%	2.2%	2.3%
	639 and less	1.0%	1.0%	1.0%	0.9%

Primary NIW by loan-to-value		Three Months Ended September 30,		Nine Months Ended September 30,
	(% of primary NIW)	2018	2017	2018	2017
	95.01% and above	17.4%	11.6%	15.5%	10.0%
	90.01% to 95.00%	43.1%	46.4%	43.7%	47.2%
	85.01% to 90.00%	28.4%	29.3%	28.7%	29.8%
	80.01% to 85%	11.1%	12.7%	12.1%	13.0%

MGIC Investment Corporation - Q3 2018 | 48

Primary NIW by debt-to-income ratio		Three Months Ended September 30,		Nine Months Ended September 30,
	(% of primary NIW)	2018	2017	2018	2017
	45.01% and above	19.5%	9.1%	19.7%	10.4%
	45.00% and below	80.5%	90.9%	80.3%	89.6%

Primary NIW by policy payment type		Three Months Ended September 30,		Nine Months Ended September 30,
	(% of primary NIW)	2018	2017	2018	2017
	Monthly premiums	83.9%	80.3%	82.9%	81.6%
	Single premiums	15.9%	19.5%	16.9%	18.2%
	Annual premiums	0.2%	0.2%	0.2%	0.2%

Primary NIW by type of mortgage		Three Months Ended September 30,		Nine Months Ended September 30,
	(% of primary NIW)	2018	2017	2018	2017
	Purchases	95.2%	90.7%	92.9%	89.0%
	Refinances	4.8%	9.3%	7.1%	11.0%

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

Persistency
Our persistency was 81.0% at September 30, 2018 compared to 80.1% at December 31, 2017 and 78.8% at September 30, 2017. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF		Three Months Ended September 30,		Nine Months Ended September 30,
	(In billions)	2018	2017	2018	2017
	NIW	$14.5	$14.1	$38.3	$36.3
	Cancellations	(9.4)	(10.4)	(27.4)	(27.3)
	Increase in primary IIF	$5.1	$3.7	$10.9	$9.0

	(In billions)	2018	2017
	Direct primary IIF as of September 30,	$205.8	$191.0
	Direct primary RIF as of September 30,	$53.1	$49.4
Credit profile of our primary RIF
The proportion of our total primary RIF that was written after 2008 has been steadily increasing. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 origination years. The loans we insured beginning in 2009, on average, have substantially higher FICO scores and lower LTVs than those insured in 2005-2008. The credit profile of our pre-2009 RIF has benefited from programs such as HARP. HARP allows borrowers who are not delinquent, but who may not otherwise be able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 97.6% of all of our HARP modifications were current as of September 30, 2018. The aggregate of our 2009-2018 books and our HARP modifications accounted for approximately 89% of our total primary RIF at September 30, 2018.

MGIC Investment Corporation - Q3 2018 | 49

Primary RIF	($ in millions)	September 30, 2018		December 31, 2017		September 30, 2017
	Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
	2009+	$43,670	82%	$39,248	78%	$37,700	76%
	2005 - 2008 (HARP)	3,245	6%	3,773	7%	3,957	8%
	Other years (HARP)	246	1%	308	1%	328	1%
	Subtotal	47,161	89%	43,330	86%	41,985	85%
	2005- 2008 (Non-HARP)	5,011	9%	5,894	12%	6,219	13%
	Other years (Non-HARP)	892	2%	1,095	2%	1,177	2%
	Subtotal	5,903	11%	6,989	14%	7,396	15%
	Total Primary RIF	$53,064	100%	$50,319	100%	$49,381	100%

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $431 million ($232 million on pool policies with aggregate loss limits and $199 million on pool policies without aggregate loss limits) at September 30, 2018 compared to $471 million ($236 million on pool policies with aggregate loss limits and $235 million on pool policies without aggregate loss limits) at December 31, 2017. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In connection with the GSEs credit risk transfer programs, MAC, a subsidiary of MGIC provided insurance relating to RIF on loans in reference pools acquired by the GSEs covering approximately $42 million of risk as reported to us as of September 30, 2018. Our original participation in these transactions is an aggregate of approximately $68 million of risk.

MGIC Investment Corporation - Q3 2018 | 50

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2018 and 2017.

Revenues

Revenues		Three Months Ended September 30,			Nine Months Ended September 30,
	(in millions)	2018	2017	% Change	2018	2017	% Change
	Net premiums written	$251.9	$255.9	(2)	$744.2	$738.4	1

	Net premiums earned	$250.4	$237.1	6	$729.5	$697.3	5
	Investment income, net of expenses	36.4	30.4	20	103.0	89.6	15
	Net realized investment gains (losses)	1.1	—	N/M	(1.1)	(0.2)	N/M
	Other revenue	2.5	2.9	(14)	6.8	7.9	(13)
	Total revenues	$290.4	$270.4	7	$838.2	$794.6	5
Net premiums written and earned
Comparative quarterly and year to date results
NPE for the three and nine months ended September 30, 2018 each increased from the prior year periods primarily due to lower ceded premiums, net, as the increase in profit commission more than offset the increase in gross ceded premiums. The profit commission increased due to a decrease in ceded losses, driven by primary loss reserve development. The increase in gross ceded premiums resulted from a higher percentage of our covered NIW having LTVs 95% or greater and/or DTI ratios greater than 45%, both of which have higher premiums. The increases in NPE also reflect an increase in our IIF compared to the prior year, however this impact is being offset in part by a lower premium yield.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

Premium yield
Premium yield (NPE divided by average IIF) decreased from the prior year periods to 49.3 basis points and 48.9 basis points for Q3 and YTD 2018, respectively, (Q3 2017: 50.1 basis points, YTD 2017 49.8 basis points) and is influenced by a number of key drivers, which have a varying impact from period to period.

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

In 2018, we continued to evolve our pricing from a standard rate card approach, where prices are based on relatively few attributes, to a more granular approach, where more attributes are considered. We reduced certain of our rates in the second through fourth quarters of 2018. Those changes will reduce our premium yield over time as older insurance policies with higher premium rates run off and new insurance policies with lower premium rates are written. We continue to develop our loan-level pricing system and expect to release it in 2019. These systems allow for formulaic, risk-based pricing that may be adjusted more frequently.

MGIC Investment Corporation - Q3 2018 | 51

The following table reconciles our premium yield for the three and nine months ended September 30, 2018 from the respective prior year periods.

Premium yield	(in basis points)	Three Months Ended	Nine Months Ended
	Premium yield - September 30, 2017	50.1	49.8
	Reconciliation:
	Change in premium rates	(2.6)	(2.9)
	Change in premium refunds and accruals	0.5	0.9
	Single premium policy persistency	(0.6)	(0.2)
	Reinsurance	1.9	1.3
	Premium yield - September 30, 2018	49.3	48.9

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

The amount of our NIW subject to our QSR Transactions as shown in table below will vary from period to period in part due to coverage limits that may be triggered depending on the mix of our risk written during the period. For example, our 2018 QSR Transaction excludes loans with LTV ratios of 85% and below, but increases the coverage limit for risk written with the following loan level characteristics when compared to our 2017 QSR Transaction: (1) LTV ratios of 95% and greater, and (2) DTI ratios greater than 45%. The number of loans we insured with DTI ratios greater than 45% increased in the second half of 2017 after the requirements of the GSE underwriting guidelines were made more liberal, and remained elevated through the first nine months of 2018. Despite the increased coverage limit in our 2018 QSR Transaction, the risk written in the first nine months of 2018 on loans with DTI ratios greater than 45% exceeded the coverage limit under our 2018 QSR Transaction which contributed to the decline in the percentage of NIW covered in first nine months of 2018 compared with the prior year period.

MGIC Investment Corporation - Q3 2018 | 52

Our excess of loss reinsurance entered into October 30, 2018, which covers losses beginning August 1, 2018, provides up to $318.6 million of loss coverage on an existing portfolio of inforce policies having an inforce date on or after July 1, 2016 and before January 1, 2018. The initial aggregate exposed principal balance was approximately $7.5 billion, which takes into account the mortgage insurance coverage percentage, net retained quota share percentage, and the reinsurance inclusion percentage of the unpaid principal balance. The excess of loss reinsurance had no material impact on our statements of operations for the three and nine months ended September 30, 2018.

The following tables provide information related to our quota share and captive reinsurance agreements for 2018 and 2017.

Quota share reinsurance		As of and For the Nine Months Ended September 30,
	($ in thousands, unless otherwise stated)	2018	2017
	NIW subject to quota share reinsurance agreements	75%	87%
	IIF subject to quota share reinsurance agreements	78%	78%

	Statements of operations:
	Ceded premiums written, net	$79,716	$88,692
	% of direct premiums written	10%	11%
	Ceded premiums earned, net	$79,716	$88,692
	% of direct premiums earned	10%	11%
	Profit commission	$111,622	$95,063
	Ceding commissions	$38,268	$36,751
	Ceded losses incurred	$3,531	$14,990

	Mortgage insurance portfolio:
	Ceded RIF (in millions)	$12,581	$11,619

Captive reinsurance		As of and For the Nine Months Ended September 30,
	($ in thousands)	2018	2017
	IIF subject to captive reinsurance agreements	1.0%	1%

	Statements of operations:
	Ceded premiums written	$102	$3,516
	% of direct premiums written	—%	0.4%
	Ceded premiums earned	$150	$3,545
	% of direct premiums earned	—%	0.4%
	Ceded losses incurred	$278	$(519)

Investment income
Comparative quarterly and year to date results
Net investment income in the third quarter and first nine months of 2018 was $36.4 million and $103.0 million, respectively, up from $30.4 million and $89.6 million in the respective prior year periods. The increases in investment income were due to an increase in the average balance of the investment portfolio along with higher investment yields over the periods.

Other revenue
Comparative quarterly and year to date results
Other revenue for the third quarter and first nine months of 2018 was $2.5 million and $6.8 million, respectively, down from $2.9 million and $7.9 million in the respective prior year periods primarily due to a decline in contract underwriting fees.

MGIC Investment Corporation - Q3 2018 | 53

Losses and expenses

Losses and expenses		Three Months Ended September 30,		Nine Months Ended September 30,
	(in millions)	2018	2017	2018	2017
	Losses incurred, net	$(1.5)	$29.7	$8.9	$84.7
	Amortization of deferred policy acquisition costs	3.2	3.0	8.6	7.8
	Other underwriting and operating expenses, net	43.7	39.9	131.6	119.2
	Interest expense	13.3	13.3	39.7	43.8
	Loss on debt extinguishment	—	—	—	0.1
	Total losses and expenses	$58.5	$85.9	$188.8	$255.5

Losses incurred, net
As discussed in “Critical Accounting Policies” in our 2017 10-K MD&A and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us. We consider a loan to be delinquent when it is two or more payments past due. Loss reserves are established based on estimating the number of loans in our delinquent inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

Comparative quarterly results
Losses incurred, net in the third quarter of 2018 were ($1.5) million compared to $29.7 million in the prior year period. The decrease was primarily due to an increase in favorable development on delinquencies previously reported in prior years. Favorable development in each of the three months ended September 30, 2018 and 2017 was primarily due to a lower claim rate. In addition, losses incurred on current year defaults declined due to 15% fewer new delinquent notices received and a lower estimated claim rate on those notices compared to the prior year period.

Comparative year to date results
Losses incurred, net in the nine months ended September 30, 2018 were $8.9 million compared to $84.7 million in the prior year period. The decrease was primarily due to a decrease in losses and LAE incurred on defaults reported in the current year. Losses incurred on current year defaults declined due to 11% fewer new delinquent notices received and a lower estimated claim rate on those notices compared to the prior year period. Favorable development on prior year defaults occurred in each of the first nine months of 2018 and 2017 primarily due to a lower claim rate on previously received delinquencies.

MGIC Investment Corporation - Q3 2018 | 54

Composition of losses incurred		Three Months Ended September 30,			Nine Months Ended September 30,
		2018	2017	% Change	2018	2017	% Change
	Current year / New notices	$47.4	$60.6	(22)	$155.8	$219.5	(29)
	Prior year reserve development	(49.0)	(30.8)	59	(146.9)	(134.8)	9
	Losses incurred, net	$(1.5)	$29.7	(105)	$8.9	$84.7	(89)

Loss ratio	Three Months Ended September 30,	Nine Months Ended September 30,

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decline in the loss ratio in the three and nine months ended September 30, 2018 compared to the respective prior year periods was primarily due to a lower level of losses incurred, net.

New notice claim rate - total	Three Months Ended September 30,	Nine Months Ended September 30,

(1)	Claim rate is the approximate quarterly rate.

(2)	Claim rate is the approximate year-to-date rate.

MGIC Investment Corporation - Q3 2018 | 55

New notice claim rate - loans insured 2008 and prior	Three Months Ended September 30,	Nine Months Ended September 30,
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

Claim severity
Factors that impact claim severity include the exposure on the loan (the unpaid principal balance of the loan multiplied by our insurance coverage percentage), the amount of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between delinquency and claim filing generally increasing severity), and curtailments. As discussed in Note 12 - “Loss Reserves,” the average time for servicers to process foreclosures has recently shortened. Therefore, we expect the average number of missed payments at the time a claim is received to be approximately 18 to 24 for new notices received, compared to an average of 35 to 42 missed payments for claims received in recent periods. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

Under our current master policy terms, an insured may include accumulated interest when filing a claim only for the first three years the loan is delinquent. However, the majority of loans insured prior to 2009 (which represent the majority of loans in the delinquent inventory) are not subject to that same limitation. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

MGIC Investment Corporation - Q3 2018 | 56

Claims severity trend	Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
	Q3 2018	$43,290	$47,230	109.1%	42
	Q2 2018	44,522	50,175	112.7%	39
	Q1 2018	45,597	51,069	112.0%	38
	Q4 2017	44,437	49,177	110.7%	36
	Q3 2017	43,313	46,389	107.1%	35
	Q2 2017	44,747	49,105	109.7%	35
	Q1 2017	44,238	49,110	111.0%	35
	Q4 2016	43,200	48,297	111.8%	35
	Q3 2016	43,747	48,050	109.8%	34
	Q2 2016	43,709	47,953	109.7%	35
	Q1 2016	44,094	49,281	111.8%	34

	Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and commutations of pools of NPLs.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2018, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $13 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $19 million.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

Net losses and LAE paid
Net losses and LAE paid in the three and nine months ended September 30, 2018 declined 23% and 38%, respectively, compared to the same periods in the prior year primarily due to lower claim activity on our primary business. We believe losses and LAE paid will continue to decline as the credit profile of our RIF continues to improve and our delinquent inventory declines.

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2018 and 2017.

Net losses and LAE paid		Three Months Ended September 30,		Nine Months Ended September 30,
	(In millions)	2018	2017	2018	2017
	Total primary (excluding settlements)	$65	$101	$220	$357
	Claims paying practices and NPL settlements (1)	19	9	40	54
	Pool	2	2	5	8
	Direct losses paid	86	112	265	419
	Reinsurance	(3)	(3)	(17)	(18)
	Net losses paid	83	109	248	401
	LAE	4	4	12	13
	Net losses and LAE paid before terminations	87	113	260	414
	Reinsurance terminations	—	—	(2)	—
	Net losses and LAE paid	$87	$113	$258	$414

(1)	See Note 12 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

MGIC Investment Corporation - Q3 2018 | 57

Primary claims paid for the top 15 jurisdictions (based on 2018 losses paid) and all other jurisdictions for the three and nine months ended September 30, 2018 and 2017 appears in the following table.

Paid losses by jurisdiction		Three Months Ended September 30,		Nine Months Ended September 30,
	(In millions)	2018	2017	2018	2017
	New Jersey	$8	$12	$34	$47
	New York	7	8	25	29
	Florida	8	10	22	40
	Illinois	4	7	15	22
	Maryland	3	5	13	19
	California	3	5	9	15
	Pennsylvania	3	4	9	18
	Ohio	2	4	7	12
	Massachusetts	2	2	6	10
	Puerto Rico	2	5	5	15
	Connecticut	1	3	5	9
	Virginia	1	2	5	8
	Texas	1	2	4	6
	Georgia	1	2	4	8
	North Carolina	1	2	4	5
	All other jurisdictions	18	28	53	94
	Total primary (excluding settlements)	$65	$101	$220	357

The primary average claim paid for the top 5 states (based on 2018 losses paid) for the three and nine months ended September 30, 2018 and 2017 appears in the following table.

Primary average claim paid		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
	New Jersey*	$80,806	$84,426	$89,236	$85,868
	New York*	106,604	73,285	99,603	80,077
	Florida*	56,753	56,482	58,131	63,121
	Illinois*	41,458	45,750	43,569	46,276
	Maryland	62,619	72,153	73,039	76,864
	All other jurisdictions	37,777	38,882	38,127	39,124
	All jurisdictions	47,230	46,389	49,581	48,302
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

MGIC Investment Corporation - Q3 2018 | 58

The primary average RIF on delinquent loans at September 30, 2018, December 31, 2017 and September 30, 2017 and for the top 5 jurisdictions (based on 2018 losses paid) appears in the following table.

Primary average RIF - delinquent loans		September 30, 2018	December 31, 2017	September 30, 2017
	New Jersey	$65,948	$65,684	$65,301
	New York	71,475	71,260	71,046
	Florida	54,483	54,872	53,484
	Illinois	40,465	40,794	40,967
	Maryland	64,635	66,266	67,071
	All other jurisdictions	40,060	39,848	39,732
	All jurisdictions	44,810	45,153	44,663

The primary average RIF on all loans was $50,629, $49,142, and $48,694 at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.

Loss reserves
Our primary delinquency rate at September 30, 2018 was 3.19% (YE 2017: 4.55%, September 30, 2017: 4.07%). Our primary delinquent inventory was 33,398 loans at September 30, 2018, representing a decrease of 28% from December 31, 2017 and 19% from September 30, 2017. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of coverage of pools of NPLs, collectively, exceeding the total number of new delinquencies on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in inventory with twelve or more missed payments has been declining. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim.

MGIC Investment Corporation - Q3 2018 | 59

The gross reserves at September 30, 2018, December 31, 2017, and September 30, 2017 appear in the table below.

Gross reserves		September 30, 2018		December 31, 2017		September 30, 2017
	Primary:
	Direct loss reserves (in millions)	$652		$913		$1,026
	IBNR and LAE	55		58		64
	Total primary loss reserves	$707		$971		$1,090

	Ending delinquent inventory		33,398		46,556		41,235
	Percentage of loans delinquent (delinquency rate)		3.19%		4.55%		4.07%
	Average total primary loss reserves per delinquency		$21,184		$20,851		$26,430
	Primary claims received inventory included in ending delinquent inventory		766		954		1,063

	Pool (1):
	Direct loss reserves (in millions):
	With aggregate loss limits	$9		$10		$10
	Without aggregate loss limits	4		4		5
	Total pool direct loss reserves	$13		$14		$15

	Ending default inventory:
	With aggregate loss limits		752		952		1,057
	Without aggregate loss limits		280		357		369
	Total pool ending delinquent inventory		1,032		1,309		1,426
	Pool claims received inventory included in ending delinquent inventory		43		42		42
	Other gross reserves (in millions)	$1		$1		$—

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.

Hurricane activity
2017 hurricanes. Hurricane activity primarily impacting Texas, Florida, and Puerto Rico in the third quarter of 2017 increased the number of new notices of delinquency reported to us in the fourth quarter of 2017. Consistent with our analysis and past experience, the majority of the delinquent notices in the hurricane affected areas that we estimated to be caused by the hurricanes have cured and did not result in a material increase in our incurred losses or losses paid. Paid losses on all loans in those jurisdictions decreased when compared to the respective prior year periods in part because foreclosure moratoriums in the Texas and Florida IADAs through December 31, 2017 and Puerto Rico through May 31, 2018, impacted all delinquent loans in those areas, including those not affected by hurricanes. For those notices we estimated to be caused by the hurricanes, we established our loss reserves with a lower estimated claim rate than the claim rate we applied to other notices in our delinquent inventory. The decline in the average total primary reserves per delinquency as of December 31, 2017, when compared to September 30, 2017, was due in part to the reserving on the estimated hurricane notices. When excluding the impact of those notices we estimated to be caused by the hurricanes, the average total primary loss reserves per delinquency was approximately $24,000 at December 31, 2017. The notices we estimated to be caused by the hurricanes remaining in our inventory had no material impact on the average total primary loss reserve per delinquency at September 30, 2018.

2018 hurricanes. Hurricane activity primarily impacting North Carolina, South Carolina, and Florida in the third quarter of 2018 is expected to result in some additional new notice activity in the hurricane impacted areas in the fourth quarter of 2018. Based on our analysis and past experience, we would expect the majority of the delinquent notices in the hurricane affected areas that may be caused by the hurricanes to cure and not result in a material increase in our incurred losses or losses paid. Less than 1 percent of our total risk in force is for loans in areas impacted by these hurricanes.

MGIC Investment Corporation - Q3 2018 | 60

See our risk factors titled “Our financial results may be adversely impacted by natural disasters; certain hurricanes may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.” and “Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns” for factors that could cause our actual results to differ from our expectations expressed in this paragraph.

The primary delinquent inventory for the top 15 jurisdictions (based on 2018 losses paid) at September 30, 2018, December 31, 2017 and September 30, 2017 appears in the following table.

Primary delinquent inventory by jurisdiction		September 30, 2018	December 31, 2017	September 30, 2017
	New Jersey*	1,212	1,749	1,917
	New York*	1,934	2,387	2,519
	Florida*	3,088	6,501	3,379
	Illinois*	1,836	2,136	2,203
	Maryland	864	1,026	1,067
	California	1,235	1,402	1,394
	Pennsylvania*	1,971	2,403	2,478
	Ohio*	1,658	2,025	2,038
	Massachusetts	601	759	840
	Puerto Rico*	1,725	3,761	1,558
	Connecticut*	491	574	589
	Virginia	587	731	729
	Texas	2,402	3,975	2,990
	Georgia	1,205	1,550	1,519
	North Carolina	979	1,189	1,201
	All other jurisdictions	11,610	14,388	14,814
	Total primary delinquent inventory	33,398	46,556	41,235
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q3 2018 | 61

The primary delinquent inventory by policy year at September 30, 2018, December 31, 2017 and September 30, 2017 appears in the following table.

Primary delinquent inventory by policy year		September 30, 2018	December 31, 2017	September 30, 2017
	Policy year:
	2004 and prior	6,408	8,739	8,859
	2005	3,559	4,916	4,678
	2006	5,617	7,719	7,289
	2007	9,008	12,807	12,383
	2008	2,431	3,455	3,179
	2009	199	315	298
	2010	126	199	176
	2011	176	266	194
	2012	308	549	339
	2013	595	957	623
	2014	1,182	1,757	1,179
	2015	1,338	1,992	1164
	2016	1,308	1,930	745
	2017	1,007	955	129
	2018	136	—	—
	Total primary delinquent inventory	33,398	46,556	41,235

The delinquent inventory for most policy years includes delinquencies from hurricane impacted areas that have not cured. As a result, delinquencies, including in our most recent policy years, were greater than they otherwise would have been as of September 30, 2018 and December 31, 2017. Within the hurricane impacted areas, there were 5,823, 12,446, and 6,144 loans in our ending primary delinquent inventory as of September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

Delinquent inventory mix by book year

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books represented approximately 15% and 19% of our total primary RIF at September 30, 2018 and December 31, 2017, respectively. Approximately 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of both September 30, 2018 and December 31, 2017.

MGIC Investment Corporation - Q3 2018 | 62

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2018, 55% of our primary RIF was written subsequent to December 31, 2015, 68% of our primary RIF was written subsequent to December 31, 2014, and 74% of our primary RIF was written subsequent to December 31, 2013.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Comparative quarterly and year to date results
Underwriting and other expenses, net for the three and nine months ended September 30, 2018 were $43.7 million and $131.6 million, respectively, up from $39.9 million and $119.2 million in the respective prior year periods. The increase was primarily due to higher share-based compensation, due to a higher share price on the grant date, and non-executive compensation.

Underwriting expense ratio	Three Months Ended September 30,	Nine Months Ended September 30,
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three and nine months ended September 30, 2018 increased compared to the respective prior year periods. The increase in the ratio for the three months ended September 30, 2018 was primarily due to higher compensation expenses and a decrease in NPW compared to the same period in the prior year. The increase in the ratio for the nine months ended September 30, 2018 was primarily due to higher compensation expenses, offset in part by higher NPW in the current year period.

Interest expense
Comparative quarterly and year to date results
Interest expense for the three and nine months ended September 30, 2018 was $13.3 million and $39.7 million, respectively, compared to $13.3 million and $43.8 million in the respective prior year periods. The decrease in the comparative year to date results was due to the maturity of the 5% Notes and conversion of the 2% Notes in 2017.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate		Three Months Ended September 30,			Nine Months Ended September 30,
	(in millions, except rate)	2018	2017	% Change	2018	2017	% Change
	Income before tax	$231.9	$184.5	26	$649.4	$539.0	20
	Provision for income taxes	$50.0	$64.4	(22)	$137.1	$210.6	(35)
	Effective tax rate	21.6%	34.9%	N/M	21.1%	39.1%	N/M

MGIC Investment Corporation - Q3 2018 | 63

The decrease in the effective tax rate for the third quarter of 2018 and for the nine months ended September 30, 2018 as compared to the same periods in the prior year is primarily due to the decrease in the statutory income tax rate to 21% in 2018 from 35% in 2017. The nine months ended September 30, 2018 also included an additional provision for the expected settlement of our IRS litigation.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation - Q3 2018 | 64

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of September 30, 2018, total assets were $5.7 billion, approximately the same as year-end 2017, and total liabilities were $2.2 billion, down approximately $0.3 billion from year-end 2017. Shareholders’ equity increased approximately $0.3 billion primarily due to net income in the first nine months of 2018, offset in part by repurchases of shares of our common stock and a decrease in the fair value of our investment portfolio.

The following sections mainly focus on our cash and cash equivalents, deferred income taxes, net, loss reserves, and other liabilities as these reflect the major developments in our assets and liabilities since December 31, 2017.

Consolidated balance sheets - Assets
as of September 30, 2018 (In thousands)

●	Cash and cash equivalents	$266,997
●	Investments	4,980,432
●	Premiums receivable	51,640
●	Deferred income taxes, net	111,613
●	Other assets	246,426

Cash and cash equivalents - Our cash and cash equivalents balance increased to $267 million as of September 30, 2018, from $100 million as of December 31, 2017, as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

Deferred income taxes, net - The decrease in our deferred income taxes, net, to $112 million as of September 30, 2018, from $234 million as of December 31, 2017, was primarily due to the utilization of federal net operating loss carryforwards as we generated net income during the first nine months of 2018.

Consolidated balance sheets - Liabilities and equity
as of September 30, 2018 (In thousands)

●	Loss reserves	$721,046
●	Unearned premiums	407,614
●	Long-term debt	831,297
●	Other liabilities	207,620
●	Shareholders’ equity	3,489,531

Loss reserves - Our loss reserves include: (1) reserves representing estimates of losses and settlement expenses on reported delinquencies and (2) IBNR. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 27% to $688 million as of September 30, 2018, from $937 million as of December 31, 2017. Reinsurance recoverables on our estimated losses and settlement expenses were $33 million and $48 million as of September 30, 2018 and December 31, 2017, respectively. The overall decrease in our loss reserves during the first nine months of 2018 was due to a higher level of losses paid relative to losses incurred.

Other liabilities - The decrease in our other liabilities to $208 million as of September 30, 2018, from $256 million as of December 31, 2017 was primarily due to our tax settlement payment.

MGIC Investment Corporation - Q3 2018 | 65

Investment portfolio
The average duration and investment yield of our investment portfolio as of September 30, 2018, December 31, 2017, and September 30, 2017 are shown in the table below.

Portfolio duration and embedded investment yield		September 30, 2018	December 31, 2017	September 30, 2017
	Duration (in years)	4.2	4.3	4.5
	Pre-tax yield (1) (% of average investment portfolio assets)	3.0%	2.7%	2.7%
	After-tax yield (1) (% of average investment portfolio assets)	2.5%	2.0%	2.0%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The increase in our investment yield is due to an increase in the proportion of corporate and CLO fixed income securities, higher yields on new investments, and a decrease in the statutory tax rate.

The security ratings of our fixed income investments as of September 30, 2018, December 31, 2017, and September 30, 2017 are shown in the table below.

Fixed income security ratings		Security Ratings (1)
	Period	AAA	AA	A	BBB
	September 30, 2018	20%	23%	35%	22%
	December 31, 2017	21%	26%	36%	17%
	September 30, 2017	22%	27%	36%	15%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

Off-Balance Sheet Arrangements
Home Re 2018-1 Ltd. is a special purpose variable interest entity that is not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to its economic performance. See Note 16 - “Subsequent Events,” to our consolidated financial statements for additional information.

MGIC Investment Corporation - Q3 2018 | 66

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

Summary of consolidated cash flows		Nine Months Ended September 30,
	(In thousands)	2018	2017
	Total cash provided by (used in):
	Operating activities	$383,547	$256,356
	Investing activities	(108,211)	(2,529)
	Financing activities	(108,190)	(158,536)
	Increase in cash and cash equivalents	$167,146	$95,291
Net cash provided by operating activities for the nine months ended September 30, 2018 increased compared to the same period of 2017 primarily due to a lower level of losses paid, net.

Net cash used in investing activities for the nine months ended September 30, 2018 reflects purchases of fixed income securities in an amount that exceeded our proceeds from sales and maturities of fixed income securities during the period as cash from operations was available for additional investment, as well as amounts spent on property and equipment, offset in part by unsettled investment activity.

Net cash used in investing activities for the nine months ended September 30, 2017 reflects amounts spent on property and equipment, offset in part by proceeds from the sales and maturity of fixed income securities in excess of purchases of fixed income securities and unsettled investment activity.

Net cash used in financing activities for the nine months ended September 30, 2018 reflects repurchases of our common stock during the second quarter and the payment of withholding taxes related to share-based compensation net share settlement during the period.

Net cash used in financing activities for the nine months ended September 30, 2017 includes the repayment at maturity of our 5% Convertible Senior Notes and redemption of a portion of our 2% Convertible Senior Notes, as well as, expenses paid to establish the revolving credit facility and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt at our holding company and holding company liquidity
Debt - holding company
As of September 30, 2018, our holding company’s debt obligations were $814.5 million in aggregate principal consisting of our 5.75% Notes and 9% Debentures. MGIC’s ownership of $132.7 million of our holding company’s 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Liquidity analysis - holding company
As of September 30, 2018, we had approximately $261 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our

MGIC Investment Corporation - Q3 2018 | 67

insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 15 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include any unused capacity on our unsecured revolving credit facility ($175 million) and raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

During the second quarter of 2018, we used approximately $100.1 million of available holding company cash to repurchase shares of our common stock. During the fourth quarter of 2018, through November 2, 2018, we used approximately $6.6 million of available holding company cash to repurchase shares of our common stock. We may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases, privately negotiated acquisitions or other transactions. See “Overview - Capital” of this MD&A for a discussion of the share repurchase program authorized on April 26, 2018.

In the first nine months of 2018, our holding company cash and investments increased by $45 million, to $261 million as of September 30, 2018. Cash inflows during the first nine months included $160 million of dividends received from MGIC, $16 million for net tax settlements, and other inflows of $11 million. Cash outflows during the first nine months at our holding company included $100 million of share repurchases and $42 million of interest payments on our 5.75% Notes and 9% Debentures. We expect MGIC to continue to pay quarterly dividends of at least the $60 million amount paid in the third quarter of 2018.

The net unrealized losses on our holding company investment portfolio were approximately $3 million at September 30, 2018 and the portfolio had a modified duration of approximately 1.2 years.

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

MGIC Investment Corporation - Q3 2018 | 68

Capital Adequacy
PMIERs
We operate under the PMIERs of the GSEs that became effective December 31, 2015. Revised PMIERs were published in September 2018 and will become effective March 31, 2019. Refer to “Overview - Capital - GSEs” of this MD&A for further discussion of PMIERs.

As of September 30, 2018, MGIC’s Available Assets under PMIERs totaled approximately $4.8 billion, an excess of approximately $1.0 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are revised. Our QSR Transactions provided an aggregate of approximately $0.9 billion of PMIERs capital credit as of September 30, 2018. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR Transactions.

If the revised PMIERs had been effective as of September 30, 2018, we estimate that MGIC’s pro forma excess of Available Assets over Minimum Required Assets would have been approximately $600 million. The decrease in the pro forma excess from the reported excess of $1.0 billion is primarily due to the elimination of any credit for future premiums that had previously been allowed for pre-2009 business. The pro forma excess above does not include consideration of any capital credit expected to be received under our excess of loss reinsurance entered into in October 2018, which covers losses beginning August 1, 2018. Refer to Note 16 - “Subsequent Events” to our consolidated financial statements for additional information on our excess of loss reinsurance transaction.

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

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company	(In millions, except ratio)	September 30, 2018	December 31, 2017
	RIF - net (1)	$33,573	$31,144
	Statutory policyholders’ surplus	1,700	1,620
	Statutory contingency reserve	2,016	1,654
	Statutory policyholders’ position	$3,716	$3,274
	Risk-to-capital	9.0:1	9.5:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent for which loss reserves have been established.

MGIC Investment Corporation - Q3 2018 | 69

Our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate) is shown in the table below. Reinsurance transactions with our affiliate permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

Risk-to-capital - Combined insurance companies	(In millions, except ratio)	September 30, 2018	December 31, 2017
	RIF - net (1)	$39,449	$36,818
	Statutory policyholders’ surplus	1,702	1,622
	Statutory contingency reserve	2,305	1,897
	Statutory policyholders’ position	$4,007	$3,519
	Risk-to-capital	9.8:1	10.5:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.6 billion at September 30, 2018 and $2.3 billion at December 31, 2017) for which loss reserves have been established.

The reductions in MGIC's and our combined insurance companies’ risk-to-capital in the first nine months of 2018 were primarily due to an increase in statutory policyholders’ position due to an increase in statutory contingency reserves, partially offset by an increase in net RIF in both calculations. Our RIF, net of reinsurance, increased in the first nine months of 2018, due to an increase in our IIF. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 15 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings	Rating Agency	Rating	Outlook
	Moody’s Investor Services	Baa2	Stable
	Standard and Poor’s Rating Services	BBB+	Stable
	A.M. Best	A-	Stable
For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MAC financial strength ratings	Rating Agency	Rating	Outlook
	A.M. Best	A-	Stable

MGIC Investment Corporation - Q3 2018 | 70

Contractual Obligations

At September 30, 2018, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

Contractual obligations		Payments due by period
	(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Long-term debt obligations	$2,013.6	$51.3	$101.5	$679.2	$1,181.6
	Operating lease obligations	2.3	0.8	1.4	0.1	—
	Tax obligations	6.0	6.0	—	—	—
	Purchase obligations	13.7	10.1	3.4	0.2	—
	Pension, SERP and other post-retirement plans	326.1	29.8	65.9	67.0	163.4
	Other long-term liabilities	721.1	270.4	327.4	123.3	—
	Total	$3,082.8	$368.4	$499.6	$869.8	$1,345.0
Our long-term debt obligations as of September 30, 2018 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Tax obligations primarily relate to our tax settlement with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business. See Note 11 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of expected benefit payments under our benefit plans.

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

MGIC Investment Corporation - Q3 2018 | 71

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2018, the modified duration of our fixed income investment portfolio was 4.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over

MGIC Investment Corporation - Q3 2018 | 72

financial reporting that occurred during the third quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2018 | 73

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

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by Part II, Item I A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2018 and June 30, 2018. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
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
Much of the competition in the industry in the last few years has centered on pricing practices which have included: (i) reductions in standard filed rates for borrower-paid mortgage insurance policies ("BPMI"); (ii) use by certain competitors of a spectrum of filed rates to allow for formulaic, risk-based pricing that may be adjusted more frequently within certain parameters (referred to as "loan level pricing systems"); and (iii) use of customized rates (discounted from standard rates) that are made available to many, but not all, lenders. Because the industry is currently experiencing relatively low levels of mortgage insurance losses and acceptable returns on new business, we expect price competition to remain strong.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. In 2018, we continued to evolve our pricing from a

MGIC Investment Corporation - Q3 2018 | 74

standard rate card approach, where prices vary based on relatively few attributes, to a more granular approach, where more attributes are considered. We reduced certain of our rates in the second through fourth quarters of 2018. Those changes will reduce our premium yield (net premiums earned divided by the average insurance in force) over time as older insurance policies with higher premium rates run off and new insurance policies with lower premium rates are written. We continue to develop our loan-level pricing system and expect to release it in 2019. As noted above, these systems allows for formulaic, risk-based pricing that may be adjusted more frequently.

There can be no assurance that our premium rates adequately reflect the risk associated with the underlying mortgage insurance policies. For additional information, see our risk factors titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations" and "If our risk management programs are not effective in identifying, or adequate in controlling or mitigating, the risks we face, or if the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition."
Our relationships with our customers, which may affect the amount of our new business written, could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements result in our declining to insure some of the loans originated by our customers, or our insurance policy rescissions and claim curtailments affect the customer. Regarding the concentration of our new business, our largest customer accounted for approximately 4% of our new insurance written in each of 2017 and the first nine months of 2018.
Certain of our competitors have access to capital at a lower cost of capital than we do (including, as a result of off-shore reinsurance vehicles, which are also tax-advantaged). As a result, they may be better positioned to compete outside of traditional mortgage insurance, including by participating in the pilot programs referred to above and other alternative forms of credit enhancement pursued by the GSEs. In addition, because of their tax advantages, certain competitors may be able to achieve higher after-tax rates of return on their new insurance written ("NIW") compared to us, which could allow them to leverage reduced pricing to gain market share.
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

•
Our ability to participate in the non-GSE mortgage market (which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our mortgage insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from Moody’s is Baa2 (with a stable outlook) , from Standard & Poor’s is BBB+ (with a stable outlook) and from A.M. Best is A- (with a stable outlook).

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

MGIC Investment Corporation - Q3 2018 | 75

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
We must comply with the PMIERs to be eligible to insure loans delivered to or purchased by the GSEs. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book of insurance in force and are calculated from tables of factors with several risk dimensions and are subject to a floor amount). Based on our interpretation of the PMIERs, as of September 30, 2018, MGIC’s Available Assets totaled $4.8 billion, or $1.0 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
Revised PMIERs were published in September 2018 and will become effective March 31, 2019. If the revised PMIERs had been effective as of September 30, 2018, we estimate that MGIC’s pro forma excess of Available Assets over Minimum Required Assets would have been approximately $600 million. The decrease in the pro forma excess from the reported excess of $1.0 billion is primarily due to the elimination of any credit for future premiums that had previously been allowed for certain insurance policies.  The pro forma excess above does not include consideration of any capital credit expected to be received under our excess of loss reinsurance entered into in October 2018 and discussed in our Risk Factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." Although MGIC’s excess Minimum Required Assets will decrease when the revised PMIERs become effective, we do not expect the revised PMIERs to impact MGIC’s current plans to pay quarterly dividends to our holding company, subject to any necessary approvals by its Board of Directors and the Wisconsin Office of the Commissioner of Insurance.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs may amend the PMIERs at any time and may make the PMIERs more onerous in the future. In June 2018, the FHFA issued a proposed rule on regulatory capital requirements for the GSEs ("Enterprise Capital Requirements"), which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance. The GSEs have indicated that there may be potential future implications for PMIERs based upon feedback the FHFA receives on its proposed rule on Enterprise Capital Requirements. In addition, the PMIERs provide that the factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs have indicated that they will generally provide notice 180 days prior to the effective date of such updates.

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

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans is greater under the PMIERs than what state regulation currently requires, our reinsurance transactions mitigate the negative effect of the PMIERs on our returns. However, reinsurance may not always be available to us or available on similar terms, it subjects us to counterparty credit risk and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions.

MGIC Investment Corporation - Q3 2018 | 76

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
The percentage of our new insurance written from all single-premium policies (LPMI and BPMI, combined) has ranged from approximately 10% in 2013 to 19% in 2017 and was 17% in the first nine months of 2018. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
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
On October 30, 2018, MGIC entered into a reinsurance agreement that provides for up to $318.6 million of aggregate excess-of-loss reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having an insurance coverage in force date on or after July 1, 2016 and before January 1, 2018. For the reinsurance coverage period, MGIC will retain the first layer of $168.7 million of aggregate losses, and the reinsurer will provide second layer coverage up to the outstanding reinsurance coverage amount. The reinsurance coverage premium paid to the reinsurer will decrease our premiums.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield resulting from the premium rates themselves. An increasing percentage of our insurance in force is from book years with lower premium rates because premium rates have trended lower in recent periods (and will continue to do so after the 2018 changes to our premium rates).
The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our then existing master policy (the “Gold Cert Endorsement”), which limited our ability to rescind coverage compared to that master policy. To comply with requirements of the GSEs, we introduced our current master policy in 2014. Our rescission rights under our current master policy are comparable to

MGIC Investment Corporation - Q3 2018 | 77

those under our previous master policy, as modified by the Gold Cert Endorsement, but may be further narrowed if the GSEs permit modifications to them. Our current master policy is filed as Exhibit 99.19 to our quarterly report on Form 10-Q for the quarter ended September 30, 2014 (filed with the SEC on November 7, 2014). All of our primary new insurance on loans with mortgage insurance application dates on or after October 1, 2014, was written under our current master policy. As of September 30, 2018, approximately 80% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our current master policy. The FHFA and the GSEs have issued revised GSE rescission relief principles to, among other things, further limit the circumstances under which mortgage insurers may rescind coverage. It has been proposed that these principles be incorporated into new master policies which the GSEs have indicated should be effective for new business written in 2019, subject to state regulatory approvals. These proposed principles are likely to further reduce our ability to rescind insurance coverage in the future, potentially resulting in higher losses than would be the case under our existing master insurance policies.
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
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include higher LTV ratios, lower FICO scores, limited underwriting, including limited borrower documentation, or higher DTI ratios, as well as loans having combinations of higher risk factors. As of September 30, 2018, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (14.5%), loans with borrowers having FICO scores below 620 (2.5%), mortgages with borrowers having FICO scores of 620-679 (10.5%), mortgages with limited underwriting, including limited borrower documentation (2.3%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.9%), each attribute as determined at the time of loan origination. An individual loan may have more than one of these attributes. A material number of these loans were originated in 2005 - 2007 or the first half of 2008. Beginning in 2017, the percentage of NIW that we have written on mortgages with LTV ratios greater than 95% and mortgages with DTI ratios greater than 45% have increased. For information about our classification of loans by FICO score and documentation, see footnotes (5) and (6) to the Characteristics of Primary Risk in Force table under “Business - Our Products and Services” in Item 1 of our Annual Report on Form 10-K filed with the SEC on February 23, 2018.
We are unable to adjust our prices as quickly as those competitors using loan level pricing systems, which are discussed in our Risk Factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses." The use of loan level pricing systems by an increasing number of our competitors increases the risk that we are adversely selected by lenders to insure certain loans, which may result in an increase in the credit risk we bear and/or a decrease in the volume of loans we insure, before we implement our loan level pricing system.
As of September 30, 2018, approximately 1% of our primary risk in force consisted of adjustable rate mortgages which allow for adjustment of the initial interest rate during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages with an initial interest rate that is fixed during the five years after the mortgage closing and loans with temporary interest rate adjustments during the initial five years, commonly referred to as "buydowns," that convert to a fixed rate for the duration of the loan term. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claim rates on such loans may be substantially higher than for loans without variable interest rate features. In addition, prior to 2011, we insured “interest-only” loans, which may also be

MGIC Investment Corporation - Q3 2018 | 78

ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
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
Our persistency rate was 81.0% at September 30, 2018, 80.1% at December 31, 2017 and 76.9% at December 31, 2016. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.
Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Our persistency rate is also affected by the mortgage insurance cancellation policies of mortgage investors along with the current value of the homes underlying the mortgages in the insurance in force. In 2018, the GSEs announced changes to various mortgage insurance termination requirements that are intended to further simplify the process of evaluating borrower-initiated requests for mortgage insurance termination and may reduce our persistency rate in the future.

MGIC Investment Corporation - Q3 2018 | 79

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit
10.17	Consulting Agreement between Jeffrey H. Lane and Mortgage Guaranty Insurance Corporation dated as of August 29, 2018 *, **, †
12	Ratio of Earnings to Fixed Charges †
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018, June 30, 2018, and September 30, 2018, and through updating of various statistical and other information †

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Denotes a management contract or compensatory plan.

**
Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the Securities and Exchange Commission.

†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2018 | 80

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2018.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2018 | 81