Form 10-Q
period 2019-03-31
MGIC INVESTMENT CORP
filed 2019-05-07
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2019, there were 355,985,627 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q1 2019 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

MGIC Investment Corporation - Q1 2019 | 3

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
Commercial mortgage-backed securities

/ D
DAC
Deferred insurance policy acquisition costs

Debt-to-income (“DTI”) ratio
The ratio, expressed as a percentage, of a borrower’s total debt payments to gross income

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

HARP
Home Affordable Refinance Program

Home Re
Home Re 2018-1, Ltd., an unaffiliated special purpose insurer domiciled in Bermuda

HOPA
Homeowners Protection Act

HUD
Housing and Urban Development

/ I
IADA
Individual Assistance Disaster Area

IBNR
Losses incurred but not reported

MGIC Investment Corporation - Q1 2019 | 4

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

MGIC Investment Corporation - Q1 2019 | 5

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
NPE minus incurred losses and underwriting expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q1 2019 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	March 31, 2019	December 31, 2018
ASSETS		(Unaudited)
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2019 - $5,229,535; 2018 - $5,196,784)		$5,287,360	$5,151,987
Equity securities, at fair value (cost 2019 - $4,016; 2018 - $3,993)	2 / 7 / 8	4,057	3,932
Other invested assets, at cost	2 / 7 / 8	3,100	3,100
Total investment portfolio		5,294,517	5,159,019
Cash and cash equivalents		259,351	151,892
Restricted cash and cash equivalents		3,161	3,146
Accrued investment income		46,699	48,001
Reinsurance recoverable on loss reserves	4	31,875	33,328
Reinsurance recoverable on paid losses		3,069	2,948
Premiums receivable		51,596	55,090
Home office and equipment, net		50,388	51,734
Deferred insurance policy acquisition costs		17,630	17,888
Deferred income taxes, net		39,440	69,184
Other assets		72,371	85,572
Total assets		$5,870,097	$5,677,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$655,264	$674,019
Unearned premiums		404,504	409,985
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	420,002	419,713
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		162,272	180,322
Total liabilities		2,053,914	2,095,911
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2019 - 371,353; 2018 - 371,353; shares outstanding 2019 - 355,986; 2018 - 355,371)		371,353	371,353
Paid-in capital		1,856,236	1,862,536
Treasury stock at cost (shares 2019 - 15,367; 2018 - 15,982)		(169,129)	(175,059)
Accumulated other comprehensive loss, net of tax		(41,493)	(124,214)
Retained earnings		1,799,216	1,647,275
Total shareholders’ equity		3,816,183	3,581,891
Total liabilities and shareholders’ equity		$5,870,097	$5,677,802
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2019 | 7

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2019	2018
Revenues:
Premiums written:
Direct		$273,897	$270,034
Assumed		1,107	92
Ceded	4	(30,723)	(33,220)
Net premiums written		244,281	236,906
Decrease (increase) in unearned premiums, net		5,480	(4,799)
Net premiums earned		249,761	232,107
Investment income, net of expenses		40,585	32,121
Net realized investment losses	7	(526)	(329)
Other revenue		1,830	1,871
Total revenues		291,650	265,770

Losses and expenses:
Losses incurred, net	11	39,063	23,850
Amortization of deferred policy acquisition costs		2,478	2,572
Other underwriting and operating expenses, net		45,940	46,090
Interest expense		13,233	13,233
Total losses and expenses		100,714	85,745
Income before tax		190,936	180,025
Provision for income taxes		38,995	36,388
Net income		$151,941	$143,637

Earnings per share:
Basic	6	$0.43	$0.39
Diluted	6	$0.42	$0.38

Weighted average common shares outstanding - basic	6	355,653	370,908
Weighted average common shares outstanding - diluted	6	376,667	391,562

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2019 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2019	2018
Net income		$151,941	$143,637
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	81,071	(64,453)
Benefit plan adjustments		1,650	494
Other comprehensive income (loss), net of tax		82,721	(63,959)
Comprehensive income		$234,662	$79,678

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2019 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2019	2018
Common stock
Balance, beginning of period		$371,353	$370,567
Net common stock issued under share-based compensation plans		—	781
Balance, end of period		371,353	371,348

Paid-in capital
Balance, beginning of period		1,862,536	1,850,582
Net common stock issued under share-based compensation plans		—	(8,854)
Reissuance of treasury stock, net under share-based compensation plans		(11,582)	—
Equity compensation		5,282	5,272
Balance, end of period		1,856,236	1,847,000

Treasury stock
Balance, beginning of period		(175,059)	—
Reissuance of treasury stock, net under share-based compensation plans		5,930	—
Balance, end of period		(169,129)	—

Accumulated other comprehensive (loss) income
Balance, beginning of period		(124,214)	(43,801)
Other comprehensive income (loss), net of tax	9	82,721	(63,959)
Balance, end of period		(41,493)	(107,760)

Retained earnings
Balance, beginning of period		1,647,275	977,178
Net income		151,941	143,637
Balance, end of period		1,799,216	1,120,815

Total shareholders’ equity		$3,816,183	$3,231,403

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2019 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$151,941	$143,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,908	15,833
Deferred tax expense	7,755	39,388
Net realized investment losses	526	329
Change in certain assets and liabilities:
Accrued investment income	1,302	937
Reinsurance recoverable on loss reserves	1,453	3,000
Reinsurance recoverable on paid losses	(121)	154
Premium receivable	3,494	1,344
Deferred insurance policy acquisition costs	258	(87)
Profit commission receivable	(2,836)	377
Loss reserves	(18,755)	(61,464)
Unearned premiums	(5,481)	4,754
Return premium accrual	(3,100)	(5,500)
Current income taxes	30,983	(3,149)
Other, net	(14,446)	(5,587)
Net cash provided by operating activities	164,881	133,966

Cash flows from investing activities:
Purchases of investments	(348,746)	(209,497)
Proceeds from sales of investments	106,010	10,844
Proceeds from maturity of fixed income securities	202,929	155,605
Additions to property and equipment	(308)	(5,208)
Net cash used in investing activities	(40,115)	(48,256)

Cash flows from financing activities:
Repurchase of common stock	(11,640)	—
Payment of withholding taxes related to share-based compensation net share settlement	(5,652)	(8,073)
Net cash used in financing activities	(17,292)	(8,073)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	107,474	77,637
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	155,038	99,851
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$262,512	$177,488
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2019 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1. Nature of Business and Basis of Presentation
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”), is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. MGIC Assurance Corporation (“MAC”) and MGIC Indemnity Corporation (“MIC”), insurance subsidiaries of MGIC, provide insurance for certain mortgages under Fannie Mae and Freddie Mac (the “GSEs”) credit risk transfer programs.

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2019.

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions and subject to a floor amount). Based on our interpretation of the PMIERs, as of March 31, 2019, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2018 amounts have been made in the accompanying financial statements to conform to the 2019 presentation.

Subsequent events
We have considered subsequent events through the date of this filing. Refer to Note 4 - “Reinsurance” for information regarding our notice of termination of our 2015 quota share reinsurance agreement (“2015 QSR Transaction”).

Note 2. Significant Accounting Policies
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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves, which are recorded for regulatory purposes. The amounts we deduct must generally be included in taxable income in the tenth subsequent year. The deduction is allowed only to the extent that we purchase and hold U.S. government noninterest bearing tax and loss bonds in an amount equal to the tax benefit attributable to the deduction. We account for these purchases as a payment of current federal income tax.

MGIC Investment Corporation - Q1 2019 | 12

Recent accounting and reporting developments
Accounting standards effective in 2019, or early adopted, and relevant to our financial statements
Accounting Standard Update (“ASU”) 2016-02 - Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) amended the previous leasing standard and created ASC 842, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and lease liability for substantially all leases. Effective for the quarter ended March 31, 2019, we adopted the updated guidance for leases and also elected to apply all practical expedients applicable to us in the updated guidance for transition of leases in effect at adoption, including using hindsight to determine the lease term of existing leases, the option to not reassess whether an existing contract is a lease or contains a lease and whether the lease is an operating or finance lease. The adoption of the updated guidance resulted in the recognition of an immaterial right-of-use asset as part of other assets and a lease liability as part of other liabilities in the consolidated balance sheet as of March 31, 2019. The adoption of the updated guidance did not have a material effect on our consolidated results of operations or liquidity.

Our minimum future operating lease payments as of March 31, 2019 totaled $2.6 million.

Prospective Accounting Standards
Table 2.1 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

Standard / Interpretation
Table	2.1

Amended Standards			Effective date
ASC 326	Financial Instruments - Credit Losses
	•	ASU 2016-13 - Measurement of Credit Losses on Financial Instruments	January 1, 2020
ASC 820	Fair Value Measurement
	•	ASU 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurements	January 1, 2020
ASC 715	Compensation - Retirement Benefits
	•	ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued updated guidance that requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial instruments. Entities will be required to utilize a current expected credit losses (“CECL”) methodology that incorporates their forecast of future economic conditions into their loss estimate unless such forecast is not reasonable and supportable, in which case the entity will revert to historical loss experience. Any allowance for CECL reduces the amortized cost basis of the financial instrument to the amount an entity expects to collect. Credit losses relating to available-for-sale fixed maturity securities are to be recorded through an allowance for credit losses, rather than a write-down of the asset, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The updated guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore will require significant judgment in application. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements and disclosures, but do not expect it to have a material impact.

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

MGIC Investment Corporation - Q1 2019 | 13

guidance will have on our consolidated financial statement disclosures, but do not expect it to have a material impact.

Note 3. Debt
Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of March 31, 2019 and December 31, 2018 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		March 31, 2019	December 31, 2018
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $425 million)		420.0	419.7
9% Debentures, due April 2063 (1)		256.9	256.9
Long-term debt, carrying value		$831.9	$831.6

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

The 5.75% Senior Notes (“5.75% Notes”), 9% Convertible Junior Subordinated Debentures (“9% Debentures”), and any amounts drawn on our revolving credit facility, are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. In addition to interest on amounts drawn, the unused portion of our revolving credit facility is subject to recurring commitment fees, which are reflected in interest payments. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

Interest payments
Interest payments for each of the three months ended March 31, 2019 and 2018 were $13.1 million.

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended March 31,
(In thousands)		2019	2018
Premiums earned:
Direct		$279,613	$265,251
Assumed		872	121
Ceded		(30,724)	(33,265)
Net premiums earned		$249,761	$232,107

Losses incurred:
Direct		$40,804	$31,501
Assumed		(67)	90
Ceded		(1,674)	(7,741)
Losses incurred, net		$39,063	$23,850

Quota share reinsurance
We utilize quota share reinsurance to manage our exposure to losses resulting from our mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. Each of the reinsurers under our QSR Transactions has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both.

2019 QSR Transaction. We entered into a QSR transaction with a group of unaffiliated reinsurers with an effective date of January 1, 2019 (“2019 QSR Transaction”), which provides coverage on eligible new insurance written in 2019. Under the 2019 QSR Transaction, we will cede losses and premiums on or after the effective date through December 31, 2030, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021 or bi-annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

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

2018 and prior QSR Transactions. See Note 9 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our QSR Transactions entered into prior to 2019.

MGIC Investment Corporation - Q1 2019 | 14

2015 QSR Transaction. We have terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and have agreed to terms on an amended quota share reinsurance agreement with certain participants from the existing reinsurance panel that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. The amended quota share reinsurance agreement is subject to GSE approval. When the amended terms are effective we will generally receive a profit commission provided that the loss ratio on the covered loans remains below 68%.

Table 4.2 below presents a summary of our quota share reinsurance agreements for the three months ended March 31, 2019 and 2018.

Quota Share Reinsurance
Table	4.2
		Three Months Ended March 31,
(In thousands)		2019	2018
Ceded premiums written and earned, net of profit commission (1)		$28,164	$33,036
Ceded losses incurred		1,676	7,788
Ceding commissions (2)		13,409	12,645
Profit commission		38,881	30,189

(1)	Premiums are ceded on an earned and received basis as defined in the agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of the QSR Transactions, ceded premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within “Other liabilities” on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $31.8 million as of March 31, 2019 and $33.2 million as of December 31, 2018. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Excess of loss reinsurance
Home Re. We have entered into an aggregate excess of loss reinsurance agreement with Home Re. At the time the Home Re agreement was entered into, we assessed whether Home Re was a variable interest entity (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make sufficient decisions relating to the entity’s operations through voting rights or do not substantively participate in gains and losses of the entity. We concluded that Home Re is a VIE. However, given that MGIC (1) does not have the unilateral power to direct the activities that most significantly affect Home Re’s economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits of Home Re, consolidation of Home Re is not required.

The amount of monthly reinsurance coverage premium ceded will fluctuate due to change in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As the reinsurance premium will vary based on changes in these rates, we concluded that the reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair value of the derivative at March 31, 2019, and the change in fair value from December 31, 2018, was not material to our consolidated balance sheet and consolidated statement of operations as of and for the three months ended March 31, 2019, respectively. Total ceded premiums were $2.5 million for the three months ended March 31, 2019.

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statement of operations, as a result of our involvement with this VIE. As of March 31, 2019 and December 31, 2018, we did not have material exposure to the VIE as we have no investment in the VIE and had no reinsurance claim payments due from the VIE under our reinsurance agreement. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreement. The VIE assets are deposited in a reinsurance trust for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trust is to provide security to MGIC for the obligations of the VIE under the reinsurance agreement. The trustee of the reinsurance trust, a recognized provider of corporate trust services, has established a segregated account within the reinsurance trust for the benefit of MGIC, pursuant to the trust agreement. The trust agreement is governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trust failed to distribute claim payments to us as provided in the reinsurance trust, we would incur a loss related to our losses ceded under the reinsurance agreement and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreement may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIE. MGIC has certain termination rights under the reinsurance agreement should its claims not be paid. We consider our exposure to loss from our reinsurance agreement with the VIE to be remote.

The following presents the total assets of Home Re as of March 31, 2019 and December 31, 2018.

Home Re total assets
Table	4.3

(In thousands)
Home Re entity (Issue date)		Total VIE Assets
March 31, 2019
Home Re 2018-01 Ltd. (Oct - 2018)		$318,636

December 31, 2018
Home Re 2018-01 Ltd. (Oct - 2018)		$318,636

The assets of Home Re provide capital credit under the PMIERs financial requirements (see Note 1 - Nature of Business and

MGIC Investment Corporation - Q1 2019 | 15

Basis of Presentation”). A decline in the assets available to pay claims would reduce the capital credit available to MGIC.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2018, and the first quarter of 2019, curtailments reduced our average claim paid by approximately 5.8% and 3.9%, respectively.

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

Under ASC 450-20, until a liability associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. Where we have determined that a loss is probable and can be reasonably estimated, we have recorded our best estimate of our probable loss, including recording a probable loss of $23.5 million in the first quarter of 2019. Until settlement negotiations or legal proceedings for which we have recorded a probable loss are concluded, it is reasonably possible that we will record an additional loss. In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when all of these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $266.2 million more than the amount of probable loss we have recorded. This estimate of maximum exposure is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties, and will include an amount for matters for which we have recorded a probable loss until such matters are concluded. The matters underlying the estimate of maximum exposure will change from time to time. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2018 and the first three months of 2019 was immaterial to our consolidated financial statements.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or consolidated results of operations.

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For purposes of calculating basic EPS, vested restricted stock and restricted stock units (“RSUs”) are considered outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested RSUs result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our 9% Debentures result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive.

MGIC Investment Corporation - Q1 2019 | 16

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended March 31,
(In thousands, except per share data)		2019	2018
Basic earnings per share:
Net income		$151,941	$143,637
Weighted average common shares outstanding - basic		355,653	370,908
Basic earnings per share		$0.43	$0.39

Diluted earnings per share:
Net income		$151,941	$143,637
Interest expense, net of tax (1):
9% Debentures		4,566	4,566
Diluted income available to common shareholders		$156,507	$148,203

Weighted average common shares outstanding - basic		355,653	370,908
Effect of dilutive securities:
Unvested RSUs		1,986	1,626
9% Debentures		19,028	19,028
Weighted average common shares outstanding - diluted		376,667	391,562
Diluted earnings per share		$0.42	$0.38

(1)	The periods ended March 31, 2019 and 2018 were tax-effected at a rate of 21%.

Note 7. Investments
Fixed income securities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at March 31, 2019 and December 31, 2018 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of March 31, 2019
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,821	$910	$(589)	$168,142
Obligations of U.S. states and political subdivisions		1,611,092	58,372	(2,226)	1,667,238
Corporate debt securities		2,442,354	23,363	(9,648)	2,456,069
Asset backed securities (“ABS”)		217,469	1,045	(33)	218,481
Residential mortgage backed securities (“RMBS”)		188,201	143	(7,859)	180,485
Commercial mortgage backed securities (“CMBS”)		272,074	1,808	(4,599)	269,283
Collateralized loan obligations (“CLO”)		330,524	—	(2,862)	327,662
Total fixed income securities		$5,229,535	$85,641	$(27,816)	$5,287,360

MGIC Investment Corporation - Q1 2019 | 17

Details of fixed income securities by category as of December 31, 2018
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,655	$597	$(1,076)	$167,176
Obligations of U.S. states and political subdivisions		1,701,826	29,259	(10,985)	1,720,100
Corporate debt securities		2,439,173	2,103	(40,514)	2,400,762
ABS		111,953	226	(146)	112,033
RMBS		189,238	32	(10,309)	178,961
CMBS		276,352	888	(9,580)	267,660
CLOs		310,587	2	(5,294)	305,295
Total fixed income securities		$5,196,784	$33,107	$(77,904)	$5,151,987

(1)	At March 31, 2019 and December 31, 2018, there were no other-than-temporary impairment losses recorded in other comprehensive income.

We had $13.6 million and $13.5 million of investments at fair value on deposit with various states as of March 31, 2019 and December 31, 2018, respectively, due to regulatory requirements of those state insurance departments.

The amortized cost and fair values of fixed income securities at March 31, 2019, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		March 31, 2019
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$375,772	$375,241
Due after one year through five years		1,748,834	1,753,881
Due after five years through ten years		948,568	966,862
Due after ten years		1,148,093	1,195,465
		4,221,267	4,291,449

ABS		217,469	218,481
RMBS		188,201	180,485
CMBS		272,074	269,283
CLOs		330,524	327,662
Total as of March 31, 2019		$5,229,535	$5,287,360

Proceeds from sales of fixed income securities classified as available-for-sale were $106.0 million and $10.8 million during the three months ended March 31, 2019 and 2018, respectively. Gross gains of $0.7 million and $0.1 million and gross losses of $1.3 million and $0.3 million were realized on those sales during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we recorded other-than-temporary impairment (“OTTI”) losses of $0.1 million. During the three months ended March 31, 2018, there were no OTTI losses recognized.

Equity securities
The cost and fair value of investments in equity securities at March 31, 2019 and December 31, 2018 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of March 31, 2019
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$4,016	$60	$(19)	$4,057

MGIC Investment Corporation - Q1 2019 | 18

Details of equity security investments as of December 31, 2018
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$3,993	$11	$(72)	$3,932

For the three months ended March 31, 2019, we recognized $0.1 million of net gains on equity securities still held as of March 31, 2019. For the three months ended March 31, 2018, we recognized $0.1 million of net losses on equity securities still held as of March 31, 2018.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank (“FHLB”) stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance. As of March 31, 2019, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $171.6 million.

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of March 31, 2019
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$—	$—	$68,951	$(589)	$68,951	$(589)
Obligations of U.S. states and political subdivisions		17,518	(444)	213,567	(1,782)	231,085	(2,226)
Corporate debt securities		149,625	(1,315)	852,102	(8,333)	1,001,727	(9,648)
ABS		18,444	(33)	—	—	18,444	(33)
RMBS		—	—	175,437	(7,859)	175,437	(7,859)
CMBS		9,757	(94)	189,785	(4,505)	199,542	(4,599)
CLOs		317,663	(2,862)	—	—	317,663	(2,862)
Total		$513,007	$(4,748)	$1,499,842	$(23,068)	$2,012,849	$(27,816)

Unrealized loss aging for securities by type and length of time as of December 31, 2018
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$23,710	$(15)	$69,146	$(1,061)	$92,856	$(1,076)
Obligations of U.S. states and political subdivisions		316,655	(3,875)	358,086	(7,110)	674,741	(10,985)
Corporate debt securities		1,272,279	(18,130)	785,627	(22,384)	2,057,906	(40,514)
ABS		51,324	(146)	—	—	51,324	(146)
RMBS		24	—	178,573	(10,309)	178,597	(10,309)
CMBS		65,704	(1,060)	163,272	(8,520)	228,976	(9,580)
CLOs		296,497	(5,294)	—	—	296,497	(5,294)
Total		$2,026,193	$(28,520)	$1,554,704	$(49,384)	$3,580,897	$(77,904)

MGIC Investment Corporation - Q1 2019 | 19

The unrealized losses in all categories of our investments at March 31, 2019 and December 31, 2018 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. There were 420 and 721 securities in an unrealized loss position at March 31, 2019 and December 31, 2018, respectively.

Note 8. Fair Value Measurements
Recurring fair value measurements
The following describes the valuation methodologies generally used by the independent pricing sources, or by us, to measure financial instruments at fair value, including the general classification of such financial instruments pursuant to the valuation hierarchy.

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
Commercial Mortgage-Backed Securities ("CMBS") are valued using techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including quoted prices for similar assets, benchmark yield curves and market corroborated inputs. Evaluation uses regular reviews of the inputs for securities covered, including executed trades, broker quotes, credit information, collateral attributes and/or cash flow waterfall as applicable.
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
Collateralized loan obligations ("CLO") are valued by evaluating manager rating, seniority in the capital structure, assumptions about prepayment, default and recovery and their impact on cash flow generation. Loan level net asset values are determined and aggregated for tranches and as a final step prices are checked against available recent trade activity.

Level 3 measurements

•
Real estate acquired is valued at the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

MGIC Investment Corporation - Q1 2019 | 20

Assets measured at fair value, by hierarchy level, as of March 31, 2019 and December 31, 2018 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of March 31, 2019
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$168,142	$42,479	$125,663	$—
Obligations of U.S. states and political subdivisions		1,667,238	—	1,667,238	—
Corporate debt securities		2,456,069	—	2,456,069	—
ABS		218,481	—	218,481	—
RMBS		180,485	—	180,485	—
CMBS		269,283	—	269,283	—
CLOs		327,662	—	327,662	—
Total fixed income securities		5,287,360	42,479	5,244,881	—
Equity securities		4,057	4,057	—	—
Other (1)		205,444	205,444	—	—
Real estate acquired (2)		11,639	—	—	11,639
Total		$5,508,500	$251,980	$5,244,881	$11,639

Assets carried at fair value by hierarchy level as of December 31, 2018
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,176	$42,264	$124,912	$—
Obligations of U.S. states and political subdivisions		1,720,100	—	1,720,087	13
Corporate debt securities		2,400,762	—	2,400,762	—
ABS		112,033	—	112,033	—
RMBS		178,961	—	178,961	—
CMBS		267,660	—	267,660	—
CLOs		305,295	—	305,295	—
Total fixed income securities		5,151,987	42,264	5,109,710	13
Equity securities		3,932	3,932	—	—
Other (1)		96,403	96,403	—	—
Real estate acquired (2)		14,535	—	—	14,535
Total		$5,266,857	$142,599	$5,109,710	$14,548

(1)	Consists of money market funds included in “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” on the consolidated balance sheets.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in “Other assets” on the consolidated balance sheets.

MGIC Investment Corporation - Q1 2019 | 21

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2019 and 2018 is shown in tables 8.2a and 8.2b below. As shown in table 8.2b below, we transferred our FHLB stock out of Level 3 assets, and it is carried at cost, which approximates fair value, on our consolidated balance sheet in “Other invested assets.” There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended March 31, 2019
Table	8.2a
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2018		$13	$—	$13	$14,535
Purchases		—	—	—	8,084
Sales		(13)	—	(13)	(10,872)
Included in earnings and reported as losses incurred, net		—	—	—	(108)
Balance at March 31, 2019		$—	$—	$—	$11,639

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended March 31, 2018
Table	8.2b
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2017		271	4,268	4,539	12,713
Transfers out of Level 3		—	(3,100)	(3,100)	—
Purchases		—	—	—	5,894
Sales		(17)	—	(17)	(8,870)
Included in earnings and reported as losses incurred, net		—	—	—	341
Balance at March 31, 2018		$254	$1,168	$1,422	$10,078
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

Financial assets and liabilities not measured at fair value
Other invested assets include an investment in FHLB stock that is carried at cost, which due to restrictions that require it to be redeemed or sold only to the security issuer at par value, approximates fair value. The fair value of other invested assets is categorized as Level 2.
Financial liabilities include our outstanding debt obligations. The fair values of our 5.75% Notes and 9% Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using cash flows discounted at current incremental borrowing rates for similar borrowing arrangements. In all cases the fair values of the financial liabilities below are categorized as Level 2.
Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2019 and December 31, 2018.

Financial assets and liabilities not measured at fair value
Table	8.3
		March 31, 2019		December 31, 2018
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		$155,000	$153,133	$155,000	$150,551
5.75% Senior Notes		420,002	449,387	419,713	425,791
9% Convertible Junior Subordinated Debentures		256,872	332,580	256,872	338,069
Total financial liabilities		$831,874	$935,100	$831,585	$914,411

MGIC Investment Corporation - Q1 2019 | 22

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended March 31,
(In thousands)		2019	2018
Net unrealized investment gains (losses) arising during the period		$102,621	$(81,587)
Income tax (expense) benefit		(21,550)	17,134
Net of taxes		81,071	(64,453)

Net changes in benefit plan assets and obligations		2,089	625
Income tax expense		(439)	(131)
Net of taxes		1,650	494

Total other comprehensive income (loss)		104,710	(80,962)
Total income tax (expense) benefit		(21,989)	17,003
Total other comprehensive income (loss), net of tax		$82,721	$(63,959)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive loss (“AOCL”) to our consolidated statements of operations for the three months ended March 31, 2019 and 2018 are included in table 9.2 below.

Reclassifications from AOCL
Table	9.2
		Three Months Ended March 31,
(In thousands)		2019	2018
Reclassification adjustment for net realized (losses) (1)		$(2,679)	$(91)
Income tax benefit		563	19
Net of taxes		(2,116)	(72)

Reclassification adjustment related to benefit plan assets and obligations (2)		(2,089)	(625)
Income tax benefit (expense)		439	131
Net of taxes		(1,650)	(494)

Total reclassifications		(4,768)	(716)
Total income tax benefit		1,002	150
Total reclassifications, net of tax		$(3,766)	$(566)

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCL for the three months ended March 31, 2019, including amounts reclassified from AOCL, are included in table 9.3 below.

Rollforward of AOCL
Table	9.3
		Three Months Ended March 31, 2019
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total AOCL
Balance, December 31, 2018, net of tax		$(35,389)	$(88,825)	$(124,214)
Other comprehensive income before reclassifications		78,955	—	78,955
Less: Amounts reclassified from AOCL		(2,116)	(1,650)	(3,766)
Balance, March 31, 2019, net of tax		$45,682	$(87,175)	$(41,493)

MGIC Investment Corporation - Q1 2019 | 23

Note 10. Benefit Plans
Table 10.1 provides the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2019 and 2018.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended March 31,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2019	2018	2019	2018
Service cost		$1,996	$2,562	$312	$270
Interest cost		3,955	3,782	291	214
Expected return on plan assets		(4,908)	(5,570)	(1,445)	(1,588)
Amortization of net actuarial losses/(gains)		2,167	1,785	—	(46)
Amortization of prior service cost/(credit)		(70)	(87)	(8)	(1,026)
Net periodic benefit cost (benefit)		$3,140	$2,472	$(850)	$(2,176)

We currently intend to make contributions totaling $10.7 million to our qualified pension plan and supplemental executive retirement plan in 2019.

Note 11. Loss Reserves
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

The “Losses incurred” section of table 11.1 below shows losses incurred on delinquencies that occurred in the current year and in prior years. The amount of losses incurred relating to delinquencies that occurred in the current year represents the estimated amount to be ultimately paid on such delinquencies. The amount of losses incurred relating to delinquencies that occurred in prior years represents the difference between the actual claim rate and severity associated with those delinquencies resolved in the current year compared to the estimated claim rate and severity at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on delinquencies continuing from the end of the prior year. This re-estimation of the claim rate and severity is the result of our review of current trends in the delinquent inventory, such as percentages of delinquencies that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of delinquencies by geography and changes in average loan exposure.

Losses incurred on delinquencies that occurred in the current year decreased in the first three months of 2019 compared to the same period in 2018, due to a decrease in the number of new delinquencies, net of related cures and a decrease in the estimated claim rate on delinquencies that occurred in the current year.

For the three months ended March 31, 2019 and 2018, we experienced favorable loss reserve development on previously received delinquencies. This was, in large part, due to the resolution of approximately 32% and 31%, respectively, of the prior year delinquent inventory, with lower claim rates due to improved cure rates. The favorable loss reserve development resulting from a reduction in the estimated claim rate was partially offset in the three months ended March 31, 2019 by the recognition of a probable loss of $23.5 million related to litigation of our claims paying practices, and for the three months ended March 31, 2018, by an increase in our severity assumption on previously received delinquencies.

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, we have

MGIC Investment Corporation - Q1 2019 | 24

experienced a decline in the average time servicers are utilizing to process foreclosures, which has reduced the average time to receive a claim associated with new delinquent notices that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity.

During the first three months of 2018, our losses paid included $7 million paid upon commutation of coverage of pools of non-performing loans (“NPLs”). The commutations reduced our delinquent inventory by 224 delinquencies and had no material impact on our losses incurred, net.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $37 million and $40 million at March 31, 2019 and December 31, 2018, respectively.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2019 and 2018.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Three Months Ended March 31,
(In thousands)		2019	2018
Reserve at beginning of period		$674,019	$985,635
Less reinsurance recoverable		33,328	48,474
Net reserve at beginning of period		640,691	937,161

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		47,488	59,070
Prior years (1)		(8,425)	(35,220)
Total losses incurred		39,063	23,850

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		—	95
Prior years		56,365	81,983
Reinsurance terminations		—	236
Total losses paid		56,365	82,314
Net reserve at end of period		623,389	878,697
Plus reinsurance recoverables		31,875	45,474
Reserve at end of period		$655,264	$924,171

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first three months of 2019 and 2018 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Three Months Ended March 31,
(In millions)		2019	2018
Decrease in estimated claim rate on primary defaults		$(31)	$(47)
Increase in estimated severity on primary defaults		—	16
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		23	(4)
Total prior year loss development (1)		$(8)	$(35)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q1 2019 | 25

Delinquent inventory
A rollforward of our primary delinquent inventory for the three months ended March 31, 2019 and 2018 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the accuracy of the data provided by servicers, the number of business days in a month, transfers of servicing between loan servicers and whether all servicers have provided the reports in a given month.

Delinquent inventory rollforward
Table	11.3
		Three Months Ended March 31,
		2019	2018
Delinquent inventory at beginning of period		32,898	46,556
New notices		13,611	14,623
Cures		(14,348)	(18,073)
Paid claims		(1,188)	(1,571)
Rescissions and denials		(52)	(68)
Other items removed from inventory		—	(224)
Delinquent inventory at end of period		30,921	41,243

The decrease in the primary delinquent inventory experienced during 2019 and 2018 was generally across all markets and primarily in book years 2008 and prior. Historically as a delinquency ages it becomes more likely to result in a claim.

Hurricane activity
New delinquent notice activity increased in the fourth quarter of 2017 because of hurricane activity that primarily impacted Puerto Rico, Texas, and Florida in the third quarter of 2017. Many of the loans from the hurricane impacted areas remained delinquent through the period ending March 31, 2018 and are shown in the 4-11 months delinquent category in table 11.4. The majority of the delinquent notices received from the hurricane activity cured as of December 31, 2018.

Table 11.4 below shows the number of consecutive months a borrower is delinquent.

Primary delinquent inventory - consecutive months delinquent
Table	11.4
		March 31, 2019	December 31, 2018	March 31, 2018
3 months or less		8,568	9,829	8,770
4-11 months		9,997	9,655	16,429
12 months or more (1)		12,356	13,414	16,044
Total		30,921	32,898	41,243

3 months or less		28%	30%	21%
4-11 months		32%	29%	40%
12 months or more		40%	41%	39%
Total		100%	100%	100%

Primary claims received inventory included in ending delinquent inventory:		665	809	819

(1)
Approximately 38%, 38%, and 44% of the primary delinquent inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Pool insurance delinquent inventory decreased to 723 at March 31, 2019 from 859 at December 31, 2018, and 1,200 at March 31, 2018.

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

Note 12. Shareholders’ Equity
Share repurchase programs
In March 2019, our board of directors authorized an additional share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2020. We have approximately $25 million remaining on an existing share repurchase authorization announced in April 2018 that remains in place through the end of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. We did not repurchase any shares during the three months ended March 31, 2019.

MGIC Investment Corporation - Q1 2019 | 26

Note 13. Share-Based Compensation
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years.

Table 13.1 shows the number of shares granted to employees and the weighted average fair value per share during the periods presented (shares in thousands).

Restricted stock grants
Table	13.1
		Three Months Ended March 31,
		2019		2018
		Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
RSUs subject to performance conditions		1,378	$11.76	1,239	$15.80
RSUs subject only to service conditions		412	11.76	412	15.71

Note 14. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the net risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At March 31, 2019, MGIC’s risk-to-capital ratio was 8.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.7 billion above the required MPP of $1.3 billion. In calculating our risk-to-capital ratio and MPP, we are allowed full credit for the risk ceded under our QSR Transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, matters that could negatively affect such compliance are discussed in the rest of these consolidated financial statement footnotes.

At March 31, 2019, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.6 to 1.

The NAIC plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk, minimum capital floors, and action level triggers. Currently, we believe that the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.

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

MGIC Investment Corporation - Q1 2019 | 27

Dividend restrictions
In the first quarter of 2019, MGIC paid a $70 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without such dividends being subject to regulatory disapproval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in their contingency reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered.

MGIC Investment Corporation - Q1 2019 | 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2019. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

MGIC Investment Corporation - Q1 2019 | 29

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended March 31,
(In millions, except per share data, unaudited)	2019	2018	% Change
Selected statement of operations data
Total revenues	$291.7	$265.8	10
Losses incurred, net	39.1	23.9	64
Other underwriting and operating expenses, net	45.9	46.1	—
Income before tax	190.9	180.0	6
Provision for income taxes	39.0	36.4	7
Net income	151.9	143.6	6
Diluted income per share	$0.42	$0.38	11

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$191.6	$180.4	6
Adjusted net operating income	152.4	144.6	5
Adjusted net operating income per diluted share	$0.42	$0.38	11
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of first quarter 2019 results
Comparative quarterly results
We recorded first quarter 2019 net income of $151.9 million, or $0.42 per diluted share. Net income increased by $8.3 million compared with net income of $143.6 million in the prior year, primarily reflecting an increase in our revenues, offset in part by an increase in losses incurred, net. Net premiums earned increased due to higher average insurance in force and a decrease in our ceded premiums as our reinsurance profit commission increased due to lower ceded losses incurred. That, and an increase in investment income, resulted in an increase in revenues. Losses incurred, net increased due to the recognition of a probable loss of $23.5 million for litigation of our claims paying practices.

In addition, our diluted weighted average shares outstanding decreased from the prior year. These factors contributed to a 11% increase in diluted income per share.

Adjusted net operating income for the first quarter 2019 was $152.4 million (Q1 2018: $144.6 million) and adjusted net operating income per diluted share was $0.42 (Q1 2018: $0.38). The 11% increase in adjusted net operating income reflects the increase in net income. The increase in adjusted net operating income and decrease in diluted weighted average shares outstanding resulted in a 11% increase in adjusted net operating income per diluted share.

Losses incurred, net for the first quarter of 2019 were $39.1 million, an increase of $15.2 million compared to the prior year. The increase was due to the recognition of a probable loss of $23.5 million for litigation of our claims paying practices. The increase was offset in part by lower current year losses incurred as new notices in the first quarter of 2019 declined 6.9% from the same period of the prior year, and the claim rate on those notices was approximately 8%, down from 9% in the first quarter of 2018.

Our effective tax rate was 20.4% in the first quarter of 2019 compared to 20.2% in the first quarter of the prior year.

In March 2019, MGIC paid a dividend of $70 million to our holding company and we expect MGIC to continue to pay quarterly dividends of at least that amount, subject to approval by MGIC’s board of directors and non-disapproval by the OCI.

See “Consolidated Results of Operations” below for additional discussion of our results for the three months ended March 31, 2019 compared to the respective prior year period.

Capital
Share repurchase programs
On March 19, 2019, our board of directors authorized an additional share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2020. We have approximately $25 million remaining on an existing share repurchase authorization announced in April 2018 that remains in place through the end of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. We did not repurchase any shares during the three months ended March 31, 2019; however approximately $12 million of share repurchases made in the fourth quarter of 2018 settled during the first quarter of 2019. As of March 31, 2019, we had approximately 356 million shares of common stock outstanding.

GSEs
We must comply with the PMIERs to be eligible to insure loans delivered to or purchased by the GSEs. In addition to their financial requirements, the PMIERs include business, quality control and certain transaction approval requirements.

MGIC Investment Corporation - Q1 2019 | 30

Revised PMIERs were published in September 2018 and became effective March 31, 2019. Refer to “Liquidity and Capital Resources - Capital Adequacy - PMIERs” of this MD&A for additional information regarding the changes made to the financial requirements under the revised PMIERs.

If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

è
The GSEs may amend the PMIERs at any time and may make the PMIERs more onerous in the future. The GSEs have indicated that there may be potential future implications for PMIERs based upon feedback the FHFA receives on its June 2018 proposed rule on regulatory capital requirements for the GSEs, which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance (public comments were due by November 16, 2018). Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan (discussed below) could have future implications for PMIERs. In addition, the PMIERs provide that the factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs have indicated that they will generally provide notice 180 days prior to the effective date of such updates.

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

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, MGIC’s domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its net RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP.

At March 31, 2019, MGIC’s risk-to-capital ratio was 8.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.7 billion above the required MPP of $1.3 billion. In calculating our risk-to-

capital ratio and MPP, we are allowed full credit for the risk ceded under our QSR Transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At March 31, 2019, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.6 to 1.

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

In March 2019, President Trump directed the U.S. Treasury Department to develop a plan, as soon as practicable, for administrative and legislative reforms for the housing finance system (“Treasury Housing Reform Plan”), with such reforms to reduce taxpayer risk, expand the private sector’s role, modernize the government housing programs, and achieve sustainable homeownership. The directive outlines numerous goals and objectives, including but not limited to, the end of conservatorship of the GSEs, increased competition and participation of the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, appropriate capital and liquidity requirements for the GSEs, and evaluation of the QM Patch that exempts the GSEs from certain requirements of the Qualified Mortgage rules. The President also directed the Secretary of Housing and Urban Development (“HUD”) to develop a plan that would recommend administrative

MGIC Investment Corporation - Q1 2019 | 31

and legislative reforms to the programs HUD oversees, including those of the FHA and the Government National Mortgage Association.

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

Losses incurred
Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 2018 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Losses incurred are generally affected by:

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

MGIC Investment Corporation - Q1 2019 | 32

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

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our reinsurance agreements. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and headcount (which can fluctuate due to volume). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance agreements.

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

Equity securities. Realized investment gains and losses are a function of the periodic change in fair value, as well as any OTTI recognized in earnings.

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

MGIC Investment Corporation - Q1 2019 | 33

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

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items where applicable. The amounts of adjustments to components of pre-tax operating income (loss) are tax effected using a federal statutory tax rate of 21%.

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

MGIC Investment Corporation - Q1 2019 | 34

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended March 31,
	2019			2018
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$190,936	$38,995	$151,941	$180,025	$36,388	$143,637
Adjustments:
Additional income tax benefit (provision) related to IRS litigation	—	—	—	—	(708)	708
Net realized investment losses	620	130	490	329	69	260
Adjusted pre-tax operating income / Adjusted net operating income	$191,556	$39,125	$152,431	$180,354	$35,749	$144,605

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			376,667			391,562

Net income per diluted share			$0.42			$0.38
Additional income tax provision related to IRS litigation			—			—
Net realized investment losses			—			—
Adjusted net operating income per diluted share			$0.42			$0.38

MGIC Investment Corporation - Q1 2019 | 35

Mortgage Insurance Portfolio

New insurance written
According to Inside Mortgage Finance and GSE estimates, total mortgage originations for the first quarter of 2019 are estimated to have declined from the respective prior year period due to a decrease in refinance transactions. The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations as PMI market share is 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

NIW for the first quarter of 2019 was $10.1 billion (Q1 2018: $10.6 billion). Under our 2018 and 2019 QSR Transactions, we may cede risk associated with NIW with DTI ratios between 45.01% and 50%, up to established thresholds. See “Consolidated Results of Operations - Reinsurance agreements” for further discussion of the risk covered by our QSR Transactions. To mitigate our risk from the increase in NIW written on loans with DTI ratios greater than 45%, effective in March 2018 we changed our underwriting guidelines to generally require loans with DTI ratios greater than 45% to have a FICO score of at least 700. Further, effective in July 2018, we added risk-based adjustments to our premium rates for loans with DTI ratios greater than 45%. We are continuing to monitor our exposure to such loans and may take further action.

The following tables present characteristics of our primary NIW for the three months ended March 31, 2019 and 2018.

Primary NIW by FICO score
	Three Months Ended March 31,
(% of primary NIW)	2019	2018
760 and greater	41.4%	41.5%
740 - 759	17.2%	17.1%
720 - 739	14.5%	14.6%
700 - 719	12.1%	11.7%
680 - 699	7.5%	7.7%
660 - 679	4.0%	4.0%
640 - 659	2.3%	2.3%
639 and less	1.0%	1.1%

Primary NIW by loan-to-value
	Three Months Ended March 31,
(% of primary NIW)	2019	2018
95.01% and above	17.5%	13.1%
90.01% to 95.00%	41.9%	44.1%
85.01% to 90.00%	28.6%	29.0%
80.01% to 85%	12.0%	13.8%

Primary NIW by debt-to-income ratio (1)
	Three Months Ended March 31,
(% of primary NIW)	2019	2018
45.01% and above	18.4%	20.4%
38.01% to 45.00%	34.3%	31.4%
38.00% and below	47.3%	48.2%

(1)
In 2018, we started considering DTI ratios when setting our premium rates, and we changed our methodology for calculating DTI ratios for pricing and eligibility purposes to exclude the impact of mortgage insurance premiums. As a result of this change, loan originators may have changed the information they provide to us. Although we have changed our operational procedures to account for this, we cannot be sure that the DTI ratio we report for each loan beginning in late 2018 includes the related mortgage insurance premiums in the calculation.

Primary NIW by policy payment type
	Three Months Ended March 31,
(% of primary NIW)	2019	2018
Monthly premiums	83.9%	80.4%
Single premiums	16.0%	19.4%
Annual premiums	0.1%	0.2%

Primary NIW by type of mortgage
	Three Months Ended March 31,
(% of primary NIW)	2019	2018
Purchases	91.7%	88.2%
Refinances	8.3%	11.8%

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

Persistency. Our persistency was 81.7% at March 31, 2019 compared to 81.7% at December 31, 2018 and 80.2% at March 31, 2018. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

MGIC Investment Corporation - Q1 2019 | 36

IIF and RIF
	Three Months Ended March 31,
(In billions)	2019	2018
NIW	$10.1	$10.6
Cancellations	(8.4)	(8.0)
Increase in primary IIF	$1.7	$2.6

(In billions)	2019	2018
Direct primary IIF as of March 31,	$211.4	$197.5
Direct primary RIF as of March 31,	$54.5	$50.9

Credit profile of our primary RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 origination years. The credit profile of our pre-2009 RIF has benefited from modification and refinance programs making outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs included HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate.
_____________________

As shown in the following table, as of March 31, 2019 approximately 12% of our primary RIF has been modified.

Modifications
Policy year	HARP Modifications (1)	HAMP & Other Modifications
2003 and prior	10.1%	45.7%
2004	17.8%	49.0%
2005	25.4%	47.4%
2006	28.8%	44.1%
2007	40.5%	33.8%
2008	57.1%	20.9%
2009	44.6%	8.4%
2010 - Q1 2019	—%	0.5%

Total	5.8%	6.3%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of March 31, 2019, based on loan count, the loans associated with 97.7% of HARP modifications and 80.3% of HAMP and other modifications were current.

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

The aggregate of our 2009-2019 books and our HARP modifications accounted for approximately 91% of our total primary RIF at March 31, 2019.

Primary RIF
($ in millions)	March 31, 2019		December 31, 2018		March 31, 2018
Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$45,947	84%	$45,083	83%	$40,350	79%
2005 - 2008 (HARP)	2,979	6%	3,109	5%	3,642	7%
Other years (HARP)	213	1%	229	1%	291	1%
Subtotal	49,139	91%	48,421	89%	44,283	87%
2005- 2008 (Non-HARP)	4,588	8%	4,796	9%	5,612	11%
Other years (Non-HARP)	810	1%	846	2%	1,044	2%
Subtotal	5,398	9%	5,642	11%	6,656	13%
Total Primary RIF	$54,537	100%	$54,063	100%	$50,939	100%

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $402 million ($216 million on pool policies with aggregate loss limits and $186 million on pool policies without aggregate loss limits) at March 31, 2019 compared to $419 million ($228 million on pool policies with aggregate loss limits and $191 million on pool policies without aggregate loss limits) at December 31, 2018. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In connection with the GSEs' credit risk transfer programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $75 million as of March 31, 2019.

MGIC Investment Corporation - Q1 2019 | 37

Consolidated Results of Operations

The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2019 and 2018.

Revenues

Revenues
	Three Months Ended March 31,
(in millions)	2019	2018	% Change
Net premiums written	$244.3	$236.9	3

Net premiums earned	$249.8	$232.1	8
Investment income, net of expenses	40.6	32.1	26
Net realized investment losses	(0.5)	(0.3)	N/M
Other revenue	1.8	1.9	(2)
Total revenues	$291.7	$265.8	10
Net premiums written and earned
Comparative quarterly results
NPW and NPE for the three months ended March 31, 2019 each increased from the prior year period primarily due to higher average insurance in force and a decrease in ceded premiums during the quarter, partially offset by the effect of lower premium rates. The ceded premiums decreased due to lower ceded losses, resulting in a higher profit commission.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

Premium yield
Premium yield (NPE divided by average IIF) for the first quarter of 2019 was 47.4 basis points, comparable to the same period of the prior year, (Q1 2018: 47.3 basis points). Our premium yield is influenced by a number of key drivers, which have a varying impact from period to period.

The following table reconciles our premium yield for the three months ended March 31, 2019 from the respective prior year period.

Premium yield
(in basis points)	Three Months Ended
Premium yield - March 31, 2018	47.3
Reconciliation:
Change in premium rates	(1.4)
Change in premium refunds and accruals	0.5
Single premium policy persistency	(0.1)
Reinsurance	1.1
Premium yield - March 31, 2019	47.4

Our premium yield was comparable to the prior year period and reflects the following:

Negative drivers:
è
A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from insuring mortgages with lower risk characteristics and pricing competition, and certain policies undergoing premium rate resets on their ten-year anniversaries, and

è	lower amounts of accelerated earned premium from cancellations of single premium policies prior to their estimated policy life, primarily due to less refinancing activity.
Positive drivers:
è	less of an adverse impact from our reinsurance due to lower ceded losses, which resulted in a higher profit commission, and
è	less of an adverse impact from premium refunds primarily due to lower claim activity.

We expect our premium yield to decline in 2019, primarily due to lower average premium rates on our IIF.

Reinsurance agreements
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at loss levels significantly higher than we are currently experiencing. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for levels of losses we do not expect, its elimination).

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The blended pre-tax cost of reinsurance under our different transactions is less than 6% (but will decrease if loss levels are significantly higher than what we are currently experiencing). This blended pre-tax cost is derived by dividing the reduction in our pre-tax net income on loans covered by reinsurance by our direct (that is, without reinsurance) premiums from such loans. Although the pre-tax cost of the reinsurance under each transaction is generally constant, the effect of the reinsurance on the various components of pre-tax income discussed above will vary from period to period, depending on the level of ceded losses.

Covered risk
The amount of our NIW subject to our QSR Transactions as shown in table below will vary from period to period in part due to coverage limits that may be triggered depending on the mix of our risk written during the period. The 2019 QSR Transaction

MGIC Investment Corporation - Q1 2019 | 38

covering our 2019 NIW increased thresholds for risk written on loans with LTV ratios of 95% or greater and loans with DTI ratios greater than 45%, each when compared to our 2018 QSR Transaction. The NIW subject to quota share reinsurance increased for the three months ended March 31, 2019 when compared to the same period of the prior year primarily due to the increased threshold on risk written on loans with DTI ratios greater than 45%. In the first three months of 2018, the risk written on loans with DTI ratios greater than 45% exceeded the threshold.

We have terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and have agreed on terms of an amended quota share reinsurance agreement with certain participants from the existing reinsurance panel that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. The amended quota share reinsurance agreement is subject to GSE approval. We expect to incur a termination fee of approximately $7 million, which will be recorded as ceded premiums, during the second quarter of 2019. When the amended terms are effective we will generally receive a profit commission provided that the loss ratio on the covered loans remains below 68%. As of March 31, 2019, the ceded RIF under our 2015 QSR Transaction was $6,689 million.

The following table provides information related to our quota share reinsurance agreements for 2019 and 2018.

Quota share reinsurance
	As of and For the Three Months Ended March 31,
($ in thousands, unless otherwise stated)	2019	2018
NIW subject to quota share reinsurance agreements	84%	73%
IIF subject to quota share reinsurance agreements	78%	78%

Statements of operations:
Ceded premiums written and earned, net of profit commission	$28,164	$33,036
% of direct premiums written	12%	12%
% of direct premiums earned	11%	12%
Profit commission	38,881	30,189
Ceding commissions	13,409	12,645
Ceded losses incurred	1,676	7,788

Mortgage insurance portfolio:
Ceded RIF (in millions)	$13,034	$12,008

Excess of loss reinsurance
Our excess of loss reinsurance provides $318.6 million of loss coverage on an existing portfolio of inforce policies having an inforce date on or after July 1, 2016 and before January 1, 2018. The initial aggregate exposed principal balance was approximately $7.5 billion, which takes into account the mortgage insurance coverage percentage, net retained quota share percentage, and the reinsurance inclusion percentage of the unpaid principal balance. We ceded premiums of $2.5 million for the three months ended March 31, 2019.

We expect that we may enter into similar excess of loss reinsurance transactions if capital market conditions remain favorable.

Investment income
Comparative quarterly results
Net investment income in the first quarter of 2019 was $40.6 million, compared to $32.1 million in the prior year period. The increase in investment income was due to an increase in the average balance of the investment portfolio along with higher investment yields over the period.

Losses and expenses

Losses and expenses
	Three Months Ended March 31,
(In millions)	2019	2018
Losses incurred, net	$39.1	$23.9
Amortization of deferred policy acquisition costs	2.5	2.6
Other underwriting and operating expenses, net	45.9	46.1
Interest expense	13.2	13.2
Total losses and expenses	$100.7	$85.8

Losses incurred, net
As discussed in “Critical Accounting Policies” in our 2018 10-K MD&A and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us. We consider a loan to be delinquent when it is two or more payments past due. Loss reserves are established based on estimating the number of loans in our delinquent inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

MGIC Investment Corporation - Q1 2019 | 39

our consolidated results of operations and financial position, even in a stable economic environment.

Comparative quarterly results
Losses incurred, net in the first quarter of 2019 were $39.1 million compared to $23.9 million in the prior year period. The increase was due to the recognition of a probable loss of $23.5 million related to litigation of our claims paying practices, which is included as part of our prior year reserve development. During the first quarter of 2019 there was a $31 million reduction in losses incurred due to positive development on our primary loss reserves, before reinsurance, for previously received delinquent notices, which was comparable to the first quarter of 2018. Current year losses incurred declined due to lower new notice activity and a lower claim rate, each when compared to the same period of the prior year.

Composition of losses incurred
	Three Months Ended March 31,
(in millions)	2019	2018	% Change
Current year / New notices	$47.5	$59.1	(20)
Prior year reserve development	(8.4)	(35.2)	(76)
Losses incurred, net	$39.1	$23.9	64

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio in the three months ended March 31, 2019 compared to the respective prior year period was primarily due to an increase in losses incurred, net, offset in part by an increase in earned premiums.

	Three Months Ended March 31,
	2019	2018
Loss ratio	15.6%	10.3%

New notice claim rate
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

New notice claim rate
	Three Months Ended March 31,
	2019	2018
New notices - 2008 and prior (1)	8,882	10,649
New notices - 2009 and later	4,729	3,974
Total	13,611	14,623

Claim rate (nearest whole %)	8.0%	9.0%

(1) previously delinquent %	94.0%	91.0%

Claims severity
Factors that impact claim severity include:

è	exposure to the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 11 - “Loss Reserves,” the average time for servicers to process foreclosures has recently shortened. Therefore, we expect the average number of missed payments at the time a claim is received to be approximately 18 to 24 for new notices received, and expect to receive in 2019, compared to an average of 37 missed payments for claims paid in 2018. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans from 2005 through 2008 (which represent 59% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

MGIC Investment Corporation - Q1 2019 | 40

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2019	$42,277	$43,930	103.9%	35
Q4 2018	45,366	47,980	105.8%	35
Q3 2018	43,290	47,230	109.1%	35
Q2 2018	44,522	50,175	112.7%	38
Q1 2018	45,597	51,069	112.0%	38
Q4 2017	44,437	49,177	110.7%	36
Q3 2017	43,313	46,389	107.1%	35
Q2 2017	44,747	49,105	109.7%	35
Q1 2017	44,238	49,110	111.0%	35

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and commutations of pools of NPLs.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2019, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $11 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $17 million.

See Note 11 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

The length of time a loan is in the delinquent inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the following table.

Delinquent inventory - number of payments delinquent
	March 31, 2019	December 31, 2018	March 31, 2018
3 payments or less	14,129	15,519	16,023
4-11 payments	8,833	8,842	13,734
12 payments or more (1)	7,959	8,537	11,486
Total	30,921	32,898	41,243

3 payments or less	46%	47%	39%
4-11 payments	28%	27%	33%
12 payments or more	26%	26%	28%
Total	100%	100%	100%

(1)
Approximately 36%, 38%, and 42% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended March 31, 2019 declined 30% compared to the same period in the prior year due to lower claim activity on our primary business. We believe losses and LAE paid will continue to decline as the credit profile of our RIF continues to improve and our delinquent inventory declines.

The following table presents our net losses and LAE paid for the three months ended March 31, 2019 and 2018.

Net losses and LAE paid
	Three Months Ended March 31,
(In millions)	2019	2018
Total primary (excluding settlements)	$52	$80
Claims paying practices and NPL settlements (1)	—	7
Pool	1	2
Direct losses paid	53	89
Reinsurance	(3)	(11)
Net losses paid	50	78
LAE	7	4
Net losses and LAE paid	$57	$82

(1)	See Note 11 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

MGIC Investment Corporation - Q1 2019 | 41

Primary claims paid for the top 15 jurisdictions (based on 2019 losses paid) and all other jurisdictions for the three months ended March 31, 2019 and 2018 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended March 31,
(In millions)	2019	2018
New York*	$8	$10
Florida*	8	6
New Jersey*	5	14
Puerto Rico*	4	1
Pennsylvania*	3	3
Illinois*	2	5
Ohio*	2	2
Maryland	2	5
Connecticut*	2	2
Massachusetts	1	2
Michigan	1	1
Texas	1	1
Virginia	1	2
Georgia	1	2
Minnesota	1	1
All other jurisdictions	10	23
Total primary (excluding settlements)	$52	$80

The primary average claim paid for the top 5 states (based on 2019 losses paid) for the three months ended March 31, 2019 and 2018 appears in the following table.

Primary average claim paid
	Three Months Ended March 31,
	2019	2018
New York*	$109,064	$97,446
Florida*	67,958	55,746
New Jersey*	70,351	93,249
Puerto Rico*	46,275	40,855
Pennsylvania*	37,033	37,911
All other jurisdictions	32,188	41,815
All jurisdictions	43,930	51,069
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

The primary average RIF on delinquent loans at March 31, 2019, December 31, 2018 and March 31, 2018 and for the top 5 jurisdictions (based on 2019 losses paid) appears in the following table.

Primary average RIF - delinquent loans
	March 31, 2019	December 31, 2018	March 31, 2018
New York	$72,453	$71,795	$70,967
Florida	53,015	53,371	55,226
New Jersey	67,208	65,521	65,968
Puerto Rico	34,846	35,420	37,214
Pennsylvania	35,807	35,296	35,114
All other jurisdictions	42,360	41,705	42,024
All jurisdictions	45,127	44,584	45,569

The primary average RIF on all loans was $51,464, $51,085, and $49,610 at March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Loss reserves
Our primary delinquency rate at March 31, 2019 was 2.92% (YE 2018: 3.11%, March 31, 2018: 4.02%). Our primary delinquent inventory was 30,921 loans at March 31, 2019, representing a decrease of 6% from December 31, 2018 and 25% from March 31, 2018. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of coverage of pools of NPLs, collectively, exceeding the total number of new delinquencies on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in inventory with twelve or more missed payments has been declining. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim.

MGIC Investment Corporation - Q1 2019 | 42

The gross reserves at March 31, 2019, December 31, 2018, and March 31, 2018 appear in the table below.

Gross reserves
	March 31, 2019		December 31, 2018		March 31, 2018
Primary:
Direct loss reserves (in millions)	$574		$610		$853
IBNR and LAE	68		50		57
Total primary loss reserves	$642		$660		$910

Ending delinquent inventory		30,921		32,898		41,243
Percentage of loans delinquent (delinquency rate)		2.92%		3.11%		4.02%
Average total primary loss reserves per delinquency		$20,014		$20,077		$22,060
Primary claims received inventory included in ending delinquent inventory		665		809		819

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$9		$10		$9
Without aggregate loss limits	3		3		5
Total pool direct loss reserves	$12		$13		$14

Ending default inventory:
With aggregate loss limits		483		595		847
Without aggregate loss limits		240		264		353
Total pool ending delinquent inventory		723		859		1,200
Pool claims received inventory included in ending delinquent inventory				24		28
Other gross reserves (in millions)	$1		$1		$—

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.

Hurricane activity
2017 hurricanes. Hurricane activity primarily impacting Texas, Florida, and Puerto Rico in the third quarter of 2017 increased the number of new notices of delinquency reported to us in the fourth quarter of 2017. Consistent with our analysis and past experience, the majority of the delinquent notices in the hurricane affected areas that we estimated to be caused by the hurricanes have cured and did not result in a material increase in our incurred losses or losses paid. Paid losses on all loans in those jurisdictions were impacted in part because foreclosure moratoriums in the Texas and Florida IADAs through December 31, 2017 and Puerto Rico through May 31, 2018, impacted all delinquent loans in those areas, including those not affected by hurricanes. For those notices we estimated to be caused by the hurricanes, we established our loss reserves with a lower estimated claim rate than the claim rate we applied to other notices in our delinquent inventory. When excluding the impact of those notices we estimated to be caused by the hurricanes, the average total primary loss reserves per delinquency was approximately $24,000 at March 31, 2018.

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

MGIC Investment Corporation - Q1 2019 | 43

The primary delinquent inventory for the top 15 jurisdictions (based on 2019 losses paid) at March 31, 2019, December 31, 2018 and March 31, 2018 appears in the following table.

Primary delinquent inventory by jurisdiction
	March 31, 2019	December 31, 2018	March 31, 2018
New York*	1,756	1,855	2,228
Florida*	2,635	2,853	5,568
New Jersey*	1,080	1,151	1,530
Puerto Rico*	1,397	1,503	2,769
Pennsylvania*	1,786	1,929	2,189
Illinois*	1,656	1,781	1,974
Ohio*	1,498	1,627	1,850
Maryland	801	842	929
Connecticut*	458	480	552
Massachusetts	538	596	696
Michigan	980	1,041	1,167
Texas	2,220	2,369	3,404
Virginia	603	588	676
Georgia	1,167	1,220	1,376
Minnesota	490	501	492
All other jurisdictions	11,856	12,562	13,843
Total	30,921	32,898	41,243
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquent inventory by policy year at March 31, 2019, December 31, 2018 and March 31, 2018 appears in the following table.

Primary delinquent inventory by policy year
	March 31, 2019	December 31, 2018	March 31, 2018
Policy year:
2004 and prior	5,565	6,061	7,754
2004 and prior %	18%	18%	19%
2005	3,089	3,340	4,374
2006	4,905	5,299	6,724
2007	8,034	8,702	11,248
2008	2,178	2,369	3,086
2005 - 2008%	59%	60%	62%
2009	167	172	273
2010	135	121	174
2011	163	159	234
2012	272	312	479
2013	532	592	843
2014	1,131	1,264	1,534
2015	1,343	1,418	1,808
2016	1,460	1,459	1,790
2017	1,374	1,282	922
2018	573	348	—
2019	—	—	—
2009 and later %	23%	22%	20%

Total	30,921	32,898	41,243

The delinquent inventory as of March 31, 2018 included delinquencies from hurricane impacted areas, of which a majority had cured as of December 31, 2018.

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books represented approximately 14% and 15% of our total primary RIF at March 31, 2019 and December 31, 2018, respectively. Approximately 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of both March 31, 2019 and December 31, 2018.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2019, 45% of our primary RIF was written subsequent to December 31, 2016, 61% of our primary RIF was written subsequent to December 31, 2015, and 72% of our primary RIF was written subsequent to December 31, 2014.

MGIC Investment Corporation - Q1 2019 | 44

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Comparative quarterly results
Underwriting and other expenses, net for the three months ended March 31, 2019 were $45.9 million, compared to $46.1 million in the prior year period.

	Three Months Ended March 31,
	2019	2018
Underwriting expense ratio	18.9%	19.5%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three months ended March 31, 2019 decreased compared to the respective prior year period. The decrease in the ratio for the three months ended March 31, 2019 was primarily due to an increase in NPW when compared to the same period in the prior year.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended March 31,
(in millions, except rate)	2019	2018	% Change
Income before tax	$190.9	$180.0	6
Provision for income taxes	$39.0	$36.4	7
Effective tax rate	20.4%	20.2%	N/M

The difference between our statutory tax rate of 21% and our effective tax rate of 20.4% and 20.2% for the first three months of 2019 and 2018, respectively, was primarily due to the benefits of tax preferenced securities.

MGIC Investment Corporation - Q1 2019 | 45

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of March 31, 2019, total assets were $5.9 billion, an increase of $192 million, and total liabilities were $2.1 billion, down $42 million, each when compared to December 31, 2018. Shareholders’ equity increased approximately $234 million primarily due to net income in the first three months of 2019 and an increase in the fair value of our investment portfolio during the quarter.

The following sections mainly focus on our cash and cash equivalents, investments, deferred income taxes, net, and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2018.

Consolidated balance sheets - Assets
as of March 31, 2019 (In thousands)

●	Cash and cash equivalents	$262,512
●	Investments	5,294,517
●	Premiums receivable	51,596
●	Deferred income taxes, net	39,440
●	Other assets	222,032

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance increased to $263 million as of March 31, 2019, from $155 million as of December 31, 2018, as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

Deferred income taxes, net - The decrease in our deferred income taxes, net, to $39 million as of March 31, 2019, from $69 million as of December 31, 2018, was primarily due to the tax effect of unrealized gains generated by the investment portfolio during the first three months of 2019.

Consolidated balance sheets - Liabilities and equity
as of March 31, 2019 (In thousands)

●	Loss reserves	$655,264
●	Unearned premiums	404,504
●	Long-term debt	831,874
●	Other liabilities	162,272
●	Shareholders’ equity	3,816,183

Loss reserves - Our loss reserves include: (1) reserves representing estimates of losses and settlement expenses on reported delinquencies and (2) IBNR. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 3% to $623 million as of March 31, 2019, from $641 million as of December 31, 2018. Reinsurance recoverables on our estimated losses and settlement expenses were $32 million and $33 million as of March 31, 2019 and December 31, 2018, respectively. The overall decrease in our loss reserves during the first three months of 2019 was due to a higher level of losses paid relative to losses incurred.

MGIC Investment Corporation - Q1 2019 | 46

Investment portfolio
The average duration and investment yield of our investment portfolio as of March 31, 2019, December 31, 2018, and March 31, 2018 are shown in the table below.

Portfolio duration and embedded investment yield
	March 31, 2019	December 31, 2018	March 31, 2018
Duration (in years)	4.0	4.1	4.2
Pre-tax yield (1)	3.2%	3.1%	2.8%
After-tax yield (1)	2.6%	2.6%	2.4%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The increase in our investment yield since March 31, 2018 is due to an increase in the proportion of corporate, ABS, and CLO fixed income securities and higher yields on new investments.

The security ratings of our fixed income investments as of March 31, 2019, December 31, 2018, and March 31, 2018 are shown in the table below.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
March 31, 2019	21%	23%	32%	24%
December 31, 2018	19%	23%	33%	25%
March 31, 2018	21%	25%	36%	18%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

Off-Balance Sheet Arrangements
Home Re 2018-1 Ltd. is a special purpose variable interest entity that is not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to its economic performance. See Note 4 - “Reinsurance,” to our consolidated financial statements for additional information.

MGIC Investment Corporation - Q1 2019 | 47

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

Summary of consolidated cash flows
	Three Months Ended March 31,
(In thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$164,881	$133,966
Investing activities	(40,115)	(48,256)
Financing activities	(17,292)	(8,073)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$107,474	$77,637
Net cash provided by operating activities for the three months ended March 31, 2019 increased compared to the same period of 2018 primarily due to a lower level of losses paid, net.

Net cash used in investing activities for the three months ended March 31, 2019 reflects purchases of fixed income securities in an amount that exceeded our proceeds from sales and maturities of fixed income securities during the period as cash from operations was available for additional investment.

Net cash used in investing activities for the three months ended March 31, 2018 reflects purchases of fixed income securities in an amount that exceeded our proceeds from the sales and maturities of fixed income securities during the period as cash from operations was available for additional investment, as well as, amounts spent on property and equipment.

Net cash used in financing activities for the three months ended March 31, 2019 reflects the cash settlement of share repurchase transactions executed at the end of the fourth quarter of 2018 and payment of withholding taxes related to share-based compensation net share settlement.

Net cash used in financing activities for the three months ended March 31, 2018 reflects the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of March 31, 2019, our holding company’s debt obligations were $814.5 million in aggregate principal consisting of our 5.75% Notes and 9% Debentures. MGIC’s ownership of $132.7 million of our holding company’s 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Liquidity analysis - holding company
As of March 31, 2019, we had approximately $299 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include any unused capacity on our unsecured revolving credit facility and raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

We have in recent periods used holding company cash to repurchase shares, and may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases, privately negotiated acquisitions or other transactions. See “Overview - Capital” of this MD&A for a discussion of the additional share repurchase program authorized in March 2019.

In the first three months of 2019, our holding company cash and investments increased by $51 million, to $299 million as of March 31, 2019. Cash inflows during the first three months included $70 million of dividends received from MGIC, and other inflows of $5 million. Cash outflows during the first nine months at our holding company included $12 million of interest payments on our 5.75% Notes and $12 million for share repurchase transactions executed at the end of the fourth quarter of 2018 that settled during the first quarter of 2019. We expect MGIC to continue to pay quarterly dividends of at least the $70 million amount paid in the first quarter of 2019, subject to approval by MGIC’s board of directors and non-disapproval by the OCI.

The net unrealized losses on our holding company investment portfolio were approximately $0.4 million at March 31, 2019 and the portfolio had a modified duration of approximately 1.6 years.

Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates under the

MGIC Investment Corporation - Q1 2019 | 48

terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest on our 9% Debentures. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

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

Capital Adequacy
PMIERs
Revised PMIERs were published in September 2018 and became effective March 31, 2019. Refer to “Overview - Capital - GSEs” of this MD&A for further discussion of PMIERs.

As of March 31, 2019, MGIC’s Available Assets under PMIERs totaled approximately $4.5 billion, an excess of approximately $1.1 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are revised. Our reinsurance transactions provided an aggregate of approximately $1.2 billion of PMIERs capital credit as of March 31, 2019. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our quota share and excess of loss reinsurance transactions. As of March 31, 2019, the 2015 QSR Transaction provided approximately $419 million of PMIERs capital credit. Upon its effectiveness, the amended 2015 QSR Transaction, which is subject to GSE approval, will provide a lower amount of reinsurance capital credit under PMIERs due to the lower quota share cede rate.

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

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	March 31, 2019	December 31, 2018
RIF - net (1)	$34,814	$34,502
Statutory policyholders’ surplus	1,665	1,682
Statutory contingency reserve	2,264	2,138
Statutory policyholders’ position	$3,929	$3,820
Risk-to-capital	8.9:1	9.0:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate) is shown in the table below.

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	March 31, 2019	December 31, 2018
RIF - net (1)	$40,616	$40,239
Statutory policyholders’ surplus	1,667	1,683
Statutory contingency reserve	2,583	2,443
Statutory policyholders’ position	$4,250	$4,126
Risk-to-capital	9.6:1	9.8:1

(1)	RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at March

MGIC Investment Corporation - Q1 2019 | 49

31, 2019 and $1.6 billion at December 31, 2018) for which loss reserves have been established.

The reductions in MGIC's and our combined insurance companies’ risk-to-capital in the first three months of 2019 were primarily due to an increase in statutory policyholders’ position due to an increase in statutory contingency reserves, partially offset by an increase in net RIF in both calculations. Our RIF, net of reinsurance, increased in the first three months of 2019, due to an increase in our IIF. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

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

MGIC Investment Corporation - Q1 2019 | 50

Contractual Obligations

The following table summarizes, as of March 31, 2019, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,987.9	$51.2	$101.1	$665.5	$1,170.1
Operating lease obligations	2.6	1.3	1.2	0.1	—
Purchase obligations	12.8	10.2	2.2	0.4	—
Other long-term liabilities	655.3	245.7	297.5	112.1	—
Total	$2,658.6	$308.4	$402.0	$778.1	$1,170.1
Our long-term debt obligations as of March 31, 2019 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Purchase obligations consist primarily of agreements to purchase items related to our corporate headquarters update and continued investment in our information technology infrastructure in the normal course of business.

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

See Note 11 – “Loss Reserves” to our consolidated financial statements. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for delinquent loans. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our consolidated financial statements or in the table above.

MGIC Investment Corporation - Q1 2019 | 51

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section C, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2019, the modified duration of our fixed income investment portfolio was 4.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.0% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2019 | 52

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors in the 10-K, as supplemented by this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
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
In March 2019, President Trump directed the U.S. Treasury Department to develop a plan, as soon as practicable, for administrative and legislative reforms for the housing finance system (“Treasury Housing Reform Plan”), with such reforms to reduce taxpayer risk, expand the private sector’s role, modernize the government housing programs, and achieve sustainable homeownership. The directive outlines numerous goals and objectives, including the end of conservatorship of the GSEs, increased competition and participation of the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, appropriate capital and liquidity requirements for the GSEs, and evaluation of the QM Patch that exempts the GSEs from certain requirements of the Qualified Mortgage rules. The President also directed the Secretary of

MGIC Investment Corporation - Q1 2019 | 53

Housing and Urban Development ("HUD") to develop a plan that would recommend administrative and legislative reforms to the programs HUD oversees, including those of the FHA and the Government National Mortgage Association. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.
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
Based on our interpretation of the PMIERs, as of March 31, 2019, MGIC’s Available Assets totaled $4.5 billion, or $1.1 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. Revised PMIERs were published in September 2018 and became effective March 31, 2019. The reduction in excess Available Assets from December 31, 2018 to March 31, 2019 is due to the elimination of any credit for future premiums that had previously been allowed for certain insurance policies.
In calculating our "Minimum Required Assets" prior to March 31, 2019, we were allowed full credit for the risk ceded under our quota share reinsurance transactions with unaffiliated reinsurers. With the revisions to the PMIERs effective March 31, 2019, credit for the risk ceded under reinsurance transactions that are not fully collateralized, including our quota share reinsurance transactions, are subject to modest counterparty haircuts. We have been allowed full credit for our fully collateralized excess-of-loss reinsurance transaction entered into on October 30, 2018, discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions, without penalty.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact

MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs may amend the PMIERs at any time and may make the PMIERs more onerous in the future. The GSEs have indicated that there may be potential future implications for PMIERs based upon feedback the FHFA receives on its June 2018 proposed rule on regulatory capital requirements for the GSEs, which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance (public comments were due by November 16, 2018). Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan could have future implications for PMIERs. In addition, the PMIERs provide that the factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs have indicated that they will generally provide notice 180 days prior to the effective date of such updates.

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
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2018 and the first quarter of 2019, curtailments reduced our average claim paid by approximately 5.8% and 3.9%, respectively.

MGIC Investment Corporation - Q1 2019 | 54

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
Under ASC 450-20, until a liability associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. Where we have determined that a loss is probable and can be reasonably estimated, we have recorded our best estimate of our probable loss, including recording a probable loss of $23.5 million in the first quarter of 2019. Until settlement negotiations or legal proceedings for which we have recorded a probable loss are concluded, it is reasonably possible that we will record an additional loss. In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when all of these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $266 million more than the amount of probable loss we have recorded. This estimate of maximum exposure is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties, and will include an amount for matters for which we have recorded a probable loss until such matters are concluded. The matters underlying the estimate of maximum exposure will change from time to time. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.
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
The percentage of our NIW from all single-premium policies (LPMI and BPMI, combined) has ranged from approximately 10% in 2013 to 19% in 2017 and was 17% in 2018 and 16% in the first quarter of 2019. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
We have in place quota share reinsurance ("QSR") transactions with unaffiliated reinsurers that cover most of our insurance written from 2013 through 2019, and a portion of our insurance written prior to 2013. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The blended pre-tax cost of reinsurance under our different transactions is less than 6% (but will decrease if losses are materially higher than we expect). This blended pre-tax cost is derived by dividing the reduction in our pre-tax income on loans covered by reinsurance by our direct (that is, without reinsurance) premiums from such loans. Although the pre-tax cost of the reinsurance under each transaction is generally constant, the effect of the reinsurance on the various

MGIC Investment Corporation - Q1 2019 | 55

components of pre-tax income will vary from period to period, depending on the level of ceded losses.
In the fourth quarter of 2018, MGIC entered into a reinsurance agreement that provides for up to $318.6 million of aggregate excess-of-loss reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having an insurance coverage in force date on or after July 1, 2016 and before January 1, 2018. The transaction was entered into with a special purpose insurer that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). For the reinsurance coverage period, MGIC will retain the first layer of $168.7 million of aggregate losses, and the reinsurer will provide second layer coverage up to the outstanding reinsurance coverage amount. The reinsurance premiums ceded under this reinsurance agreement reduced our net premiums by $2.8 million in the fourth quarter of 2018 and $2.5 million in the first quarter of 2019. We expect that we may enter into similar ILN transactions if capital market conditions remain favorable.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield resulting from the premium rates themselves. An increasing percentage of our insurance in force is from book years with lower premium rates because premium rates have trended lower in recent periods.
The circumstances in which we are entitled to rescind coverage have narrowed for insurance we have written in recent years. During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our then existing master policy (the “Gold Cert Endorsement”), which limited our ability to rescind coverage compared to that master policy. To comply with requirements of the GSEs, we introduced our current master policy in 2014. Our rescission rights under our current master policy are comparable to those under our previous master policy, as modified by the Gold Cert Endorsement. As of March 31, 2019, approximately 83% of our flow, primary insurance in force was written under our Gold Cert Endorsement or our current master policy. The revised PMIERs, which become effective March 31, 2019, include rescission relief principles that were provided as guidance to be used when drafting our new master policy. The principles will, among other things, further limit the circumstances under which we may rescind coverage, potentially resulting in higher losses than would be the case under our existing master policies. We expect a new version of our master policy, incorporating these rescission relief principles, to be effective for business written beginning in the first quarter of 2020, subject to state statutory approvals.
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
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include higher LTV ratios, lower FICO scores, limited underwriting, including limited borrower documentation, or higher DTI ratios, as well as loans having combinations of higher risk factors. As of March 31, 2019, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (15.1%), loans with borrowers having FICO scores below 620 (2.2%), mortgages with borrowers having FICO scores of 620-679 (10.2%), mortgages with limited underwriting, including limited borrower documentation (2.0%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (14.5%), each attribute as determined at the time of loan origination. An individual loan may have more than one of these attributes.
Beginning in 2017, the percentage of NIW that we have written on mortgages with LTV ratios greater than 95% and mortgages with DTI ratios greater than 45% has increased. In 2018, we started considering DTI ratios when setting our premium rates, and we changed our methodology for calculating DTI ratios for pricing and eligibility purposes to exclude the impact of mortgage insurance premiums. As a result of this change, loan originators may have changed the information they provide to us. Although we have changed our operational procedures to account for this, we cannot be sure that the DTI ratio we report for each loan beginning in late 2018 includes the related mortgage insurance premiums in the calculation. In addition, we expect to insure certain loans that would not have previously met our guidelines and to offer premium rates for certain loans lower than would have been offered under our previous methodology.
Our loan level pricing system (discussed in our risk factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses") has been available for adoption by customers since mid-January 2019. Until it is more broadly adopted by customers, we will be unable to adjust our rates as quickly as those competitors using loan level pricing systems for the majority of their business. During that time, there is an increased risk that we are adversely selected by lenders to insure certain loans, which may result in an increase in the credit risk we bear and/or a decrease in the volume of loans we insure.
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

MGIC Investment Corporation - Q1 2019 | 56

be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses even under our current underwriting requirements. We do, however, believe that our insurance written beginning in the second half of 2008 will generate underwriting profits.
Our holding company debt obligations materially exceed our holding company cash and investments.
At March 31,2019, we had approximately $299 million in cash and investments at our holding company and our holding company’s debt obligations were $815 million in aggregate principal amount, consisting of $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes") and $390 million of 9% Debentures (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of March 31, 2019, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).
The 5.75% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In the first quarter of 2019 and in 2018, MGIC paid a total of $70 million and $220 million, respectively, in dividends to our holding company. We expect MGIC to continue to pay quarterly dividends of at least the $70 million amount paid in the first quarter of 2019, subject to approval by its Board of Directors. We ask the OCI not to object before MGIC pays dividends.
In the first quarter of 2019, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2020. We have approximately $25 million remaining on our existing share purchase authorization that remains in place through the end 2019. During 2018, we repurchased approximately 16.0 million shares of our common stock using approximately $175 million of holding company resources. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.

MGIC Investment Corporation - Q1 2019 | 57

Item 5. Other Information
In accordance with applicable SEC rules, the following is intended to satisfy the Company's Item 5.02(b) Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.
On May 6, 2019, Stephen C. Mackey was separated from service with the Company. He had been the Company’s Executive Vice President and Chief Risk Officer. The reason for Mr. Mackey’s separation from service did not involve the Company’s strategy, prospects or financial reporting.
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
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, and through updating of various statistical and other information †

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2019 | 58

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 7, 2019.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2019 | 59