Form 10-Q
period 2019-06-30
MGIC INVESTMENT CORP
filed 2019-08-05
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2019, there were 354,154,379 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q2 2019 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

MGIC Investment Corporation - Q2 2019 | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

Home Re Transactions
Excess-of-loss reinsurance transactions with unaffiliated special purpose insurers domiciled in Bermuda

HOPA
Homeowners Protection Act

HUD
Housing and Urban Development

/ I
IADA
Individual Assistance Disaster Area

IBNR
Losses incurred but not reported

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance, as reported to us

MGIC Investment Corporation - Q2 2019 | 4

ILN
Insurance-linked notes

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

MGIC Investment Corporation - Q2 2019 | 5

PMIERs
Private Mortgage Insurer Eligibility Requirements issued by the GSEs

Premium Yield
The ratio of NPE divided by the average IIF outstanding for the period measured

/ Q
QSR Transaction
Quota share reinsurance transaction with a group of unaffiliated reinsurers

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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q2 2019 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	June 30, 2019	December 31, 2018
ASSETS		(Unaudited)
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2019 - $5,357,436; 2018 - $5,196,784)		$5,504,823	$5,151,987
Equity securities, at fair value (cost 2019 - $3,991; 2018 - $3,993)	2 / 7 / 8	4,114	3,932
Other invested assets, at cost	2 / 7 / 8	3,100	3,100
Total investment portfolio		5,512,037	5,159,019
Cash and cash equivalents		218,908	151,892
Restricted cash and cash equivalents		6,275	3,146
Accrued investment income		48,272	48,001
Reinsurance recoverable on loss reserves	4	18,402	33,328
Reinsurance recoverable on paid losses		16,903	2,948
Premiums receivable		57,492	55,090
Home office and equipment, net		51,607	51,734
Deferred insurance policy acquisition costs		17,669	17,888
Deferred income taxes, net		20,932	69,184
Other assets		87,040	85,572
Total assets		$6,055,537	$5,677,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$621,902	$674,019
Unearned premiums		400,999	409,985
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	420,290	419,713
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		164,809	180,322
Total liabilities		2,019,872	2,095,911
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2019 - 371,353; 2018 - 371,353; shares outstanding 2019 - 354,177; 2018 - 355,371)		371,353	371,353
Paid-in capital		1,860,578	1,862,536
Treasury stock at cost (shares 2019 - 17,176; 2018 - 15,982)		(194,070)	(175,059)
Accumulated other comprehensive income (loss), net of tax		30,810	(124,214)
Retained earnings		1,966,994	1,647,275
Total shareholders’ equity		4,035,665	3,581,891
Total liabilities and shareholders’ equity		$6,055,537	$5,677,802
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2019 | 7

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2019	2018	2019	2018
Revenues:
Premiums written:
Direct		$283,189	$274,726	$557,086	$544,760
Assumed		1,505	2,085	2,612	2,177
Ceded	4	(41,096)	(21,375)	(71,819)	(54,595)
Net premiums written		243,598	255,436	487,879	492,342
Decrease (increase) in unearned premiums, net		3,504	(8,472)	8,984	(13,271)
Net premiums earned		247,102	246,964	496,863	479,071
Investment income, net of expenses		42,423	34,502	83,008	66,623
Net realized investment gains (losses)	7	307	(1,897)	(219)	(2,226)
Other revenue		2,485	2,431	4,315	4,302
Total revenues		292,317	282,000	583,967	547,770

Losses and expenses:
Losses incurred, net	11	21,836	(13,455)	60,899	10,395
Amortization of deferred policy acquisition costs		2,760	2,845	5,238	5,417
Other underwriting and operating expenses, net		42,960	41,842	88,900	87,932
Interest expense		13,550	13,246	26,783	26,479
Total losses and expenses		81,106	44,478	181,820	130,223
Income before tax		211,211	237,522	402,147	417,547
Provision for income taxes		43,433	50,708	82,428	87,096
Net income		$167,778	$186,814	$319,719	$330,451

Earnings per share:
Basic	6	$0.47	$0.51	$0.90	$0.89
Diluted	6	$0.46	$0.49	$0.87	$0.87

Weighted average common shares outstanding - basic	6	355,734	368,578	355,694	369,736
Weighted average common shares outstanding - diluted	6	376,603	388,881	376,635	390,236

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2019 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2019	2018	2019	2018
Net income		$167,778	$186,814	$319,719	$330,451
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	70,754	(9,922)	151,825	(74,375)
Benefit plan adjustments		1,549	388	3,199	882
Other comprehensive income (loss), net of tax		72,303	(9,534)	155,024	(73,493)
Comprehensive income		$240,081	$177,280	$474,743	$256,958

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2019 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2019	2018	2019	2018
Common stock
Balance, beginning of period		$371,353	$371,348	$371,353	$370,567
Net common stock issued under share-based compensation plans		—	—	—	781
Balance, end of period		371,353	371,348	371,353	371,348

Paid-in capital
Balance, beginning of period		1,856,236	1,847,000	1,862,536	1,850,582
Net common stock issued under share-based compensation plans		—	—	—	(8,854)
Reissuance of treasury stock, net under share-based compensation plans		—	—	(11,582)	—
Equity compensation		4,342	5,251	9,624	10,523
Balance, end of period		1,860,578	1,852,251	1,860,578	1,852,251

Treasury stock
Balance, beginning of period		(169,129)	—	(175,059)	—
Reissuance of treasury stock, net under share-based compensation plans		—	—	5,930	—
Repurchase of common stock	12	(24,941)	(100,059)	(24,941)	(100,059)
Balance, end of period		(194,070)	(100,059)	(194,070)	(100,059)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(41,493)	(107,760)	(124,214)	(43,801)
Other comprehensive income (loss), net of tax	9	72,303	(9,534)	155,024	(73,493)
Balance, end of period		30,810	(117,294)	30,810	(117,294)

Retained earnings
Balance, beginning of period		1,799,216	1,120,815	1,647,275	977,178
Net income		167,778	186,814	319,719	330,451
Balance, end of period		1,966,994	1,307,629	1,966,994	1,307,629

Total shareholders’ equity		$4,035,665	$3,313,875	$4,035,665	$3,313,875

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2019 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$319,719	$330,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,464	31,395
Deferred tax expense	7,043	92,428
Net realized investment losses	219	2,226
Change in certain assets and liabilities:
Accrued investment income	(271)	(1,065)
Reinsurance recoverable on loss reserves	14,926	11,423
Reinsurance recoverable on paid losses	(13,955)	577
Premium receivable	(2,402)	(2,168)
Deferred insurance policy acquisition costs	219	34
Profit commission receivable	(976)	(11,202)
Loss reserves	(52,117)	(172,620)
Unearned premiums	(8,986)	13,225
Return premium accrual	(7,300)	(12,200)
Current income taxes	(2,300)	(21,936)
Other, net	4,328	2,025
Net cash provided by operating activities	281,611	262,593

Cash flows from investing activities:
Purchases of investments	(677,391)	(516,712)
Proceeds from sales of investments	183,620	25,185
Proceeds from maturity of fixed income securities	327,818	423,933
Net increase in payable for securities	—	13,432
Additions to property and equipment	(3,280)	(8,256)
Net cash used in investing activities	(169,233)	(62,418)

Cash flows from financing activities:
Repurchase of common stock	(36,581)	(100,059)
Payment of withholding taxes related to share-based compensation net share settlement	(5,652)	(8,073)
Net cash used in financing activities	(42,233)	(108,132)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	70,145	92,043
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	155,038	99,851
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$225,183	$191,894
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2019 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions and subject to a floor amount). Based on our interpretation of the PMIERs, as of June 30, 2019, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2018 amounts have been made in the accompanying financial statements to conform to the 2019 presentation.

Subsequent events
We have considered subsequent events through the date of this filing. On July 25, 2019, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.06 per share payable on September 20, 2019, to shareholders of record at the close of business on August 30, 2019. On August 2, 2019, we entered into an agreement to settle a claims paying practices dispute for which we previously had recognized a probable loss. There was no additional loss recognized as a result of entering into the agreement, as the settlement amount is in line with our original estimate of the probable loss. The agreement remains subject to GSE approval.

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

The recognition of a tax position is determined using a two-step approach. The first step applies a more-likely-than-not threshold for recognition and derecognition. The second step measures the tax position as the greatest amount of benefit that is cumulatively greater than 50% likely to be realized. When evaluating a tax position for recognition and measurement, we presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. We recognize interest accrued and penalties related to unrecognized tax benefits in our provision for income taxes.

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves that are recorded for regulatory purposes. The amounts we deduct must generally be included in taxable income in the tenth subsequent year. The deduction is allowed only to the extent that we purchase and hold U.S. government non-interest-bearing tax and loss bonds in an amount equal to the tax benefit attributable to the deduction. We account for these purchases as a payment of current federal income tax.

MGIC Investment Corporation - Q2 2019 | 12

Recent accounting and reporting developments
Accounting standards effective in 2019, or early adopted, and relevant to our financial statements
Accounting Standard Update (“ASU”) 2016-02 - Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) amended the previous leasing standard and created ASC 842, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and lease liability for substantially all leases. Effective for the quarter ended March 31, 2019, we adopted the updated guidance for leases and also elected to apply all practical expedients applicable to us in the updated guidance for transition of leases in effect at adoption. The adoption of the updated guidance resulted in the recognition of an immaterial right-of-use asset as part of other assets and a lease liability as part of other liabilities in the consolidated balance sheet. The adoption of the updated guidance did not have a material effect on our consolidated results of operations or liquidity. Our minimum future operating lease payments as of June 30, 2019 totaled $2.3 million.

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

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued updated guidance that requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial instruments. Entities will be required to incorporate their forecast of future economic conditions into their loss estimate unless such forecast is not reasonable and supportable, in which case the entity will revert to historical loss experience. The allowance for current expected credit losses (“CECL”) generally reduces the amortized cost basis of the financial instrument to the amount an entity expects to collect, however, credit losses relating to available-for-sale fixed maturity securities are to be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The updated guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore will require significant judgment in application. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. In May 2019, the FASB amended this guidance to provide entities with an option to irrevocably elect the fair value option for eligible instruments in order to provide targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The effective dates remain the same. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements and disclosures, but do not expect it to have a material impact.

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

MGIC Investment Corporation - Q2 2019 | 13

Note 3. Debt
Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of June 30, 2019 and December 31, 2018 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		June 30, 2019	December 31, 2018
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $425 million)		420.3	419.7
9% Debentures, due April 2063 (1)		256.9	256.9
Long-term debt, carrying value		$832.2	$831.6

(1)
Convertible at any time prior to maturity at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 shares per $1,000 principal amount, representing an initial conversion price of approximately $13.50 per share. In the event of a cash dividend to all or substantially all holders of our common stock, the conversion rate shall be increased by multiplying the conversion rate in effect immediately prior to the ex-dividend date for such distribution by a fraction, (a) the numerator shall be the current market price of our common stock on the ex-dividend date; and (b) the denominator shall be the current market price of our common stock on the ex-dividend date less the amount by which the dividend per share exceeds $0.025. No adjustment in the conversion rate shall be required unless such adjustment would require an increase or decrease of at least one percent in such rate; provided that any such adjustments that are not required to be made shall be carried forward and such carry-forward adjustments shall be made, regardless of whether the aggregate adjustment is less than one percent at the end of each fiscal year, or in certain other circumstances. The conversion price per share is $1,000 divided by the conversion rate, and will change upon a change in the conversion rate. If a holder elects to convert its debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In lieu of issuing shares of common stock upon conversion of the debentures, we may, at our option, make a cash payment to converting holders for all or some of the shares of our common stock otherwise issuable upon conversion.

The 5.75% Senior Notes (“5.75% Notes”), 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

In May 2019, we terminated our $175 million unsecured revolving credit facility. At the time of termination there were no amounts drawn on the credit facility. The unused portion of our revolving credit facility was subject to recurring commitment fees, which are reflected in interest payments.

Interest payments
Interest payments for the six months ended June 30, 2019 and 2018 were $25.5 million and $25.6 million, respectively.

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2019	2018	2019	2018
Premiums earned:
Direct		$287,183	$268,236	$566,796	$533,487
Assumed		1,015	106	1,887	227
Ceded		(41,096)	(21,378)	(71,820)	(54,643)
Net premiums earned		$247,102	$246,964	$496,863	$479,071

Losses incurred:
Direct		$25,276	$(16,778)	$66,080	$14,723
Assumed		(9)	(100)	(76)	(10)
Ceded		(3,431)	3,423	(5,105)	(4,318)
Losses incurred, net		$21,836	$(13,455)	$60,899	$10,395

Quota share reinsurance
We utilize quota share reinsurance transactions (“QSR Transactions”) to manage our exposure to losses resulting from our mortgage guaranty insurance policies and to provide reinsurance capital credit under the PMIERs. Each of the reinsurers under our QSR Transactions has an insurer financial strength rating of A- or better by Standard and Poor’s Rating Services, A.M. Best or both.

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

MGIC Investment Corporation - Q2 2019 | 14

2018 and prior QSR Transactions. See Note 9 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our QSR Transactions entered into prior to 2019.

2015 QSR Transaction. We terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and entered into an amended quota share reinsurance agreement with certain participants from the existing reinsurance panel that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. During the second quarter of 2019, we incurred a termination fee of $6.8 million, which was paid in July to participants of the reinsurance panel that are not participating in the amended 2015 QSR Transaction. Under the amended 2015 QSR Transaction we cede losses and premiums through December 31, 2031, at which time the agreement expires. Early termination of the amended agreement can be elected by us effective June 30, 2021 for no fee, or under specified scenarios, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period. Generally, under our amended 2015 QSR Transaction, we will receive a profit commission provided that the loss ratio on the covered loans remains below 68%.

Table 4.2 below presents a summary of our quota share reinsurance agreements for the three and six months ended June 30, 2019 and 2018.

Quota Share Reinsurance
Table	4.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2019	2018	2019	2018
Ceded premiums written and earned, net of profit commission (1)		$36,525	$21,432	$64,689	$54,468
Ceded losses incurred		3,440	(3,735)	5,116	4,053
Ceding commissions (2)		13,356	12,640	26,765	25,285
Profit commission		37,021	41,769	75,902	71,958

(1)
Premiums are ceded on an earned and received basis as defined in the agreements. The three and six months ended June 30, 2019 include the $6.8 million termination fee discussed in “2015 QSR Transaction” above.

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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $18.3 million as of June 30, 2019 and $33.2 million as of December 31, 2018. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Excess of loss reinsurance
Home Re. We have aggregate excess of loss reinsurance agreements with unaffiliated special purpose insurers domiciled in Bermuda (“Home Re Transactions”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses, and a Home Re special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses in excess of the outstanding reinsurance coverage amount. The aggregate excess of loss reinsurance coverage decreases over a ten-year period, subject to certain conditions, as the underlying covered mortgages amortize, principal is repaid, or mortgage insurance losses are paid. MGIC has rights to terminate the Home Re Transactions. The Home Re special purpose insurers financed the coverages by issuing mortgage insurance-linked notes (“ILNs”) to unaffiliated investors in an aggregate amount equal to the initial reinsurance coverage amounts. The notes have ten-year legal maturities and are non-recourse to any assets of MGIC or affiliates. The proceeds of the notes, which were deposited into reinsurance trusts for the benefit of MGIC, will be the source of reinsurance claim payments to MGIC and principal repayments on the ILNs.

Home Re entities
Table	4.3
(In thousands)
Home Re entity (Issue Date)		Policy Inforce Dates	Termination Option Date (1)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages
Home Re 2018-1 Ltd. (Oct. - 2018)		July 1, 2016 - December 31, 2017	October 25, 2025	$168,691	$318,636
Home Re 2019-1 Ltd. (May - 2019)		January 1, 2018 - March 31, 2019	May 25, 2026	185,730	315,739
Total				$354,421	$634,375

(1)	We have the right to terminate the excess-of-loss reinsurance agreements under certain circumstances and on any payment date on or after the respective termination option date.

MGIC Investment Corporation - Q2 2019 | 15

The reinsurance premiums ceded to each Home Re special purpose insurer are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable to Home Re on the notes it issued to raise funds to collateralize its reinsurance obligations to us, and the investment income collected on the collateral assets. The amount of monthly reinsurance coverage premium ceded will fluctuate due to change in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As the reinsurance premium will vary based on changes in these rates, we concluded that each reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at June 30, 2019, were not material to our consolidated balance sheet, and the change in fair values during the three and six months ended June 30, 2019 were not material to our consolidated statements of operations. Total ceded premiums were $4.5 million and $7.0 million for the three and six months ended June 30, 2019, respectively.

At the time the Home Re Transactions were entered into, we assessed whether each Home Re entity was a variable interest entity (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make sufficient decisions relating to the entity’s operations through voting rights or do not substantively participate in gains and losses of the entity. We concluded that each Home Re entity is a VIE. However, given that MGIC (1) does not have the unilateral power to direct the activities that most significantly affect each Home Re entity’s economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits of each Home Re entity, consolidation of either Home Re entity is not required.

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of June 30, 2019, and December 31, 2018, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from either VIE under our reinsurance agreements. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreements. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance agreements. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance agreements and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance agreements should its claims not be paid. We consider our exposure to loss from our reinsurance agreements with the VIEs to be remote.

The following presents the total assets of the Home Re entities as of June 30, 2019 and December 31, 2018.

Home Re total assets
Table	4.4

(In thousands)
Home Re entity (Issue date)		Total VIE Assets
June 30, 2019
Home Re 2018-01 Ltd. (Oct - 2018)		$318,636
Home Re 2019-01 Ltd. (May - 2019)		$315,739

December 31, 2018
Home Re 2018-01 Ltd. (Oct - 2018)		$318,636

The assets of the Home Re special purpose insurers provide capital credit under the PMIERs financial requirements (see Note 1 - “Nature of Business and Basis of Presentation”). A decline in the assets available to pay claims would reduce the capital credit available to MGIC.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2018, and the first half of 2019, curtailments reduced our average claim paid by approximately 5.8% and 4.7%, respectively.

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

MGIC Investment Corporation - Q2 2019 | 16

Under ASC 450-20, until a liability associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. Where we have determined that a loss is probable and can be reasonably estimated, we have recorded our best estimate of our probable loss, including recording a probable loss of $23.5 million in the first quarter of 2019. Until settlement negotiations or legal proceedings for which we have recorded a probable loss are concluded, it is reasonably possible that we will record an additional loss. In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when all of these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $289.0 million more than the amount of probable loss we have recorded. This estimate of maximum exposure is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties, and will include an amount for matters for which we have recorded a probable loss until such matters are concluded. We do not consider settlements concluded until any required GSE approval for such settlements is obtained. The matters underlying the estimate of maximum exposure will change from time to time. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2018 and the first six months of 2019 was immaterial to our consolidated financial statements.

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

MGIC Investment Corporation - Q2 2019 | 17

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)		2019	2018	2019	2018
Basic earnings per share:
Net income		$167,778	$186,814	$319,719	$330,451
Weighted average common shares outstanding - basic		355,734	368,578	355,694	369,736
Basic earnings per share		$0.47	$0.51	$0.90	$0.89

Diluted earnings per share:
Net income		$167,778	$186,814	$319,719	$330,451
Interest expense, net of tax (1):
9% Debentures		4,566	4,566	9,132	9,132
Diluted income available to common shareholders		$172,344	$191,380	$328,851	$339,583

Weighted average common shares outstanding - basic		355,734	368,578	355,694	369,736
Effect of dilutive securities:
Unvested RSUs		1,841	1,275	1,913	1,472
9% Debentures		19,028	19,028	19,028	19,028
Weighted average common shares outstanding - diluted		376,603	388,881	376,635	390,236
Diluted earnings per share		$0.46	$0.49	$0.87	$0.87

(1)	The periods ended June 30, 2019 and 2018 were tax-effected at a rate of 21%.

Note 7. Investments
Fixed income securities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at June 30, 2019 and December 31, 2018 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of June 30, 2019
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$194,222	$1,474	$(127)	$195,569
Obligations of U.S. states and political subdivisions		1,566,166	88,379	(648)	1,653,897
Corporate debt securities		2,570,289	61,459	(3,134)	2,628,614
Asset backed securities (“ABS”)		215,016	2,787	(102)	217,701
Residential mortgage backed securities (“RMBS”)		213,024	183	(4,710)	208,497
Commercial mortgage backed securities (“CMBS”)		268,189	4,450	(750)	271,889
Collateralized loan obligations (“CLO”)		330,530	55	(1,929)	328,656
Total fixed income securities		$5,357,436	$158,787	$(11,400)	$5,504,823

MGIC Investment Corporation - Q2 2019 | 18

Details of fixed income securities by category as of December 31, 2018
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,655	$597	$(1,076)	$167,176
Obligations of U.S. states and political subdivisions		1,701,826	29,259	(10,985)	1,720,100
Corporate debt securities		2,439,173	2,103	(40,514)	2,400,762
ABS		111,953	226	(146)	112,033
RMBS		189,238	32	(10,309)	178,961
CMBS		276,352	888	(9,580)	267,660
CLOs		310,587	2	(5,294)	305,295
Total fixed income securities		$5,196,784	$33,107	$(77,904)	$5,151,987

(1)	At June 30, 2019 and December 31, 2018, there were no other-than-temporary impairment losses recorded in other comprehensive income.

We had $13.7 million and $13.5 million of investments at fair value on deposit with various states as of June 30, 2019 and December 31, 2018, respectively, due to regulatory requirements of those state insurance departments.

The amortized cost and fair values of fixed income securities at June 30, 2019, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		June 30, 2019
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$367,161	$367,474
Due after one year through five years		1,900,096	1,930,664
Due after five years through ten years		930,951	976,031
Due after ten years		1,132,469	1,203,911
		4,330,677	4,478,080

ABS		215,016	217,701
RMBS		213,024	208,497
CMBS		268,189	271,889
CLOs		330,530	328,656
Total as of June 30, 2019		$5,357,436	$5,504,823

Proceeds from sales of fixed income securities classified as available-for-sale were $183.6 million and $25.1 million during the six months ended June 30, 2019 and 2018, respectively. Gross gains of $1.2 million and $2.0 million and gross losses of $1.1 million and $2.3 million were realized on those sales during the three and six months ended June 30, 2019, respectively. Gross gains of $0.1 million and $0.2 million and gross losses of $0.6 million and $1.0 million were realized on those sales during the three and six months ended June 30, 2018, respectively. During the six months ended June 30, 2019, we recorded other-than-temporary impairment (“OTTI”) losses of $0.1 million. During the three and six months ended June 30, 2018, we recorded OTTI losses of $1.3 million.

Equity securities
The cost and fair value of investments in equity securities at June 30, 2019 and December 31, 2018 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of June 30, 2019
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$3,991	$129	$(6)	$4,114

MGIC Investment Corporation - Q2 2019 | 19

Details of equity security investments as of December 31, 2018
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$3,993	$11	$(72)	$3,932

For the three and six months ended June 30, 2019, we recognized $0.1 million and $0.2 million of net gains on equity securities still held as of June 30, 2019. For the six months ended June 30, 2018, we recognized $0.1 million of net losses on equity securities still held as of June 30, 2018.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank (“FHLB”) stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance. As of June 30, 2019, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $163.0 million.

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of June 30, 2019
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$12,483	$(19)	$45,423	$(108)	$57,906	$(127)
Obligations of U.S. states and political subdivisions		2,283	(468)	57,193	(180)	59,476	(648)
Corporate debt securities		29,333	(1,987)	298,419	(1,147)	327,752	(3,134)
ABS		9,257	(102)	—	—	9,257	(102)
RMBS		32,181	(297)	158,325	(4,413)	190,506	(4,710)
CMBS		—	—	78,697	(750)	78,697	(750)
CLOs		247,983	(1,587)	45,137	(342)	293,120	(1,929)
Total		$333,520	$(4,460)	$683,194	$(6,940)	$1,016,714	$(11,400)

Unrealized loss aging for securities by type and length of time as of December 31, 2018
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$23,710	$(15)	$69,146	$(1,061)	$92,856	$(1,076)
Obligations of U.S. states and political subdivisions		316,655	(3,875)	358,086	(7,110)	674,741	(10,985)
Corporate debt securities		1,272,279	(18,130)	785,627	(22,384)	2,057,906	(40,514)
ABS		51,324	(146)	—	—	51,324	(146)
RMBS		24	—	178,573	(10,309)	178,597	(10,309)
CMBS		65,704	(1,060)	163,272	(8,520)	228,976	(9,580)
CLOs		296,497	(5,294)	—	—	296,497	(5,294)
Total		$2,026,193	$(28,520)	$1,554,704	$(49,384)	$3,580,897	$(77,904)

The unrealized losses in all categories of our investments at June 30, 2019 and December 31, 2018 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. There were 243 and 721 securities in an unrealized loss position at June 30, 2019 and December 31, 2018, respectively.

MGIC Investment Corporation - Q2 2019 | 20

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

MGIC Investment Corporation - Q2 2019 | 21

Assets measured at fair value, by hierarchy level, as of June 30, 2019 and December 31, 2018 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of June 30, 2019
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$195,569	$42,825	$152,744	$—
Obligations of U.S. states and political subdivisions		1,653,897	—	1,653,897	—
Corporate debt securities		2,628,614	—	2,628,614	—
ABS		217,701	—	217,701	—
RMBS		208,497	—	208,497	—
CMBS		271,889	—	271,889	—
CLOs		328,656	—	328,656	—
Total fixed income securities		5,504,823	42,825	5,461,998	—
Equity securities		4,114	4,114	—	—
Other (1)		169,584	169,584	—	—
Real estate acquired (2)		10,250	—	—	10,250
Total		$5,688,771	$216,523	$5,461,998	$10,250

Assets carried at fair value by hierarchy level as of December 31, 2018
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,176	$42,264	$124,912	$—
Obligations of U.S. states and political subdivisions		1,720,100	—	1,720,087	13
Corporate debt securities		2,400,762	—	2,400,762	—
ABS		112,033	—	112,033	—
RMBS		178,961	—	178,961	—
CMBS		267,660	—	267,660	—
CLOs		305,295	—	305,295	—
Total fixed income securities		5,151,987	42,264	5,109,710	13
Equity securities		3,932	3,932	—	—
Other (1)		96,403	96,403	—	—
Real estate acquired (2)		14,535	—	—	14,535
Total		$5,266,857	$142,599	$5,109,710	$14,548

(1)	Consists of money market funds included in “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” on the consolidated balance sheets.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in “Other assets” on the consolidated balance sheets.

MGIC Investment Corporation - Q2 2019 | 22

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2019 and 2018 is shown in tables 8.2a through 8.2d below. As shown in table 8.2d below, we transferred our FHLB stock out of Level 3 assets, and it is carried at cost, which approximates fair value, on our consolidated balance sheet in “Other invested assets.” There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended June 30, 2019
Table	8.2a
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at March 31, 2019		$—	$—	$—	$11,639
Purchases		—	—	—	7,107
Sales		—	—	—	(8,152)
Included in earnings and reported as losses incurred, net		—	—	—	(344)
Balance at June 30, 2019		$—	$—	$—	$10,250

Fair value roll-forward for financial instruments classified as Level 3 for the six months ended June 30, 2019
Table	8.2b
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2018		$13	$—	$13	$14,535
Purchases		—	—	—	15,191
Sales		(13)	—	(13)	(19,024)
Included in earnings and reported as losses incurred, net		—	—	—	(452)
Balance at June 30, 2019		$—	$—	$—	$10,250

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended June 30, 2018
Table	8.2c
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at March 31, 2018		254	1,168	1,422	10,078
Purchases		—	—	—	10,869
Sales		(62)	—	(62)	(6,630)
Included in earnings and reported as losses incurred, net		—	—	—	(996)
Balance at June 30, 2018		$192	$1,168	$1,360	$13,321

Fair value roll-forward for financial instruments classified as Level 3 for the six months ended June 30, 2018
Table	8.2d
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2017		271	4,268	4,539	12,713
Transfers out of Level 3		—	(3,100)	(3,100)	—
Purchases		—	—	—	16,763
Sales		(79)	—	(79)	(15,500)
Included in earnings and reported as losses incurred, net		—	—	—	(655)
Balance at June 30, 2018		$192	$1,168	$1,360	$13,321

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

MGIC Investment Corporation - Q2 2019 | 23

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
Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2019 and December 31, 2018.

Financial assets and liabilities not measured at fair value
Table	8.3
		June 30, 2019		December 31, 2018
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		$155,000	$155,690	$155,000	$150,551
5.75% Senior Notes		420,290	462,702	419,713	425,791
9% Convertible Junior Subordinated Debentures		256,872	340,669	256,872	338,069
Total financial liabilities		$832,162	$959,061	$831,585	$914,411

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2019	2018	2019	2018
Net unrealized investment gains (losses) arising during the period		$89,562	$(12,558)	$192,183	$(94,145)
Income tax (expense) benefit		(18,808)	2,636	(40,358)	19,770
Net of taxes		70,754	(9,922)	151,825	(74,375)

Net changes in benefit plan assets and obligations		1,961	491	4,050	1,116
Income tax expense		(412)	(103)	(851)	(234)
Net of taxes		1,549	388	3,199	882

Total other comprehensive income (loss)		91,523	(12,067)	196,233	(93,029)
Total income tax (expense) benefit		(19,220)	2,533	(41,209)	19,536
Total other comprehensive income (loss), net of tax		$72,303	$(9,534)	$155,024	$(73,493)

MGIC Investment Corporation - Q2 2019 | 24

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2019	2018	2019	2018
Reclassification adjustment for net realized gains (losses) (1)		$1,701	$(3,621)	$(978)	$(3,712)
Income tax (expense) benefit		(357)	760	206	779
Net of taxes		1,344	(2,861)	(772)	(2,933)

Reclassification adjustment related to benefit plan assets and obligations (2)		(1,961)	(491)	(4,050)	(1,116)
Income tax benefit		412	103	851	234
Net of taxes		(1,549)	(388)	(3,199)	(882)

Total reclassifications		(260)	(4,112)	(5,028)	(4,828)
Total income tax benefit		55	863	1,057	1,013
Total reclassifications, net of tax		$(205)	$(3,249)	$(3,971)	$(3,815)

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the six months ended June 30, 2019, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Six Months Ended June 30, 2019
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance, December 31, 2018, net of tax		$(35,389)	$(88,825)	$(124,214)
Other comprehensive income before reclassifications		151,053	—	151,053
Less: Amounts reclassified from AOCI		(772)	(3,199)	(3,971)
Balance, June 30, 2019, net of tax		$116,436	$(85,626)	$30,810

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2019 and 2018.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2019	2018	2019	2018
Service cost		$2,176	$2,703	$360	$310
Interest cost		3,898	3,765	274	203
Expected return on plan assets		(4,825)	(5,555)	(1,447)	(1,591)
Amortization of net actuarial losses/(gains)		2,039	1,684	—	(79)
Amortization of prior service cost/(credit)		(70)	(88)	(9)	(1,026)
Net periodic benefit cost (benefit)		$3,218	$2,509	$(822)	$(2,183)

MGIC Investment Corporation - Q2 2019 | 25

Components of net periodic benefit cost
Table	10.2
		Six Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(in thousands)		2019	2018	2019	2018
Service cost		$4,172	$5,265	$672	$580
Interest cost		7,853	7,547	565	417
Expected return on plan assets		(9,733)	(11,125)	(2,892)	(3,179)
Recognized net actuarial gain (loss)		4,206	3,469	—	(125)
Amortization of prior service cost		(140)	(175)	(17)	(2,052)
Net period benefit cost (benefit)		$6,358	$4,981	$(1,672)	$(4,359)

We currently intend to make contributions totaling $10.2 million to our qualified pension plan and supplemental executive retirement plan in 2019.

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

Losses incurred on delinquencies that occurred in the current year decreased in the first six months of 2019 compared to the same period in 2018, due to a decrease in the number of new delinquencies, net of related cures and a decrease in the estimated claim rate on delinquencies that occurred in the current year.

For the six months ended June 30, 2019 and 2018, we experienced favorable loss reserve development on previously received delinquencies. This was, in large part, due to the resolution of approximately 49% and 51%, respectively, of the prior year delinquent inventory, with lower claim rates due to improved cure rates. The favorable loss reserve development resulting from a reduction in the estimated claim rate was partially offset in the six months ended June 30, 2019 by the recognition of a probable loss of $23.5 million related to litigation of our claims paying practices, and for the six months ended June 30, 2018, by an increase in our severity assumption on previously received delinquencies.

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

MGIC Investment Corporation - Q2 2019 | 26

During the first six months of 2018, our losses paid included $21 million paid upon commutation of coverage of pools of non-performing loans (“NPLs”). The commutations reduced our delinquent inventory by 662 delinquencies and had no material impact on our losses incurred, net.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $34 million and $40 million at June 30, 2019 and December 31, 2018, respectively.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2019 and 2018.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Six Months Ended June 30,
(In thousands)		2019	2018
Reserve at beginning of period		$674,019	$985,635
Less reinsurance recoverable		33,328	48,474
Net reserve at beginning of period		640,691	937,161

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		94,063	108,361
Prior years (1)		(33,164)	(97,966)
Total losses incurred		60,899	10,395

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		2,650	263
Prior years		109,420	173,313
Reinsurance terminations		(13,980)	(1,984)
Total losses paid		98,090	171,592
Net reserve at end of period		603,500	775,964
Plus reinsurance recoverables		18,402	37,051
Reserve at end of period		$621,902	$813,015

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first six months of 2019 and 2018 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Six Months Ended June 30,
(In millions)		2019	2018
Decrease in estimated claim rate on primary defaults		$(67)	$(120)
Increase in estimated severity on primary defaults		3	19
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		31	3
Total prior year loss development (1)		$(33)	$(98)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Delinquent inventory
A rollforward of our primary delinquent inventory for the three and six months ended June 30, 2019 and 2018 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the accuracy of the data provided by servicers, the number of business days in a month, transfers of servicing between loan servicers and whether all servicers have provided the reports in a given month.

MGIC Investment Corporation - Q2 2019 | 27

Delinquent inventory rollforward
Table	11.3
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Delinquent inventory at beginning of period		30,921	41,243	32,898	46,556
New notices		12,915	12,159	26,526	26,782
Cures		(12,882)	(15,350)	(27,230)	(33,423)
Paid claims		(1,112)	(1,501)	(2,300)	(3,072)
Rescissions and denials		(47)	(76)	(99)	(144)
Other items removed from inventory		—	(438)	—	(662)
Delinquent inventory at end of period		29,795	36,037	29,795	36,037

The decrease in the primary delinquent inventory experienced during 2019 and 2018 was generally across all markets and primarily in book years 2008 and prior. Historically as a delinquency ages it becomes more likely to result in a claim.

Hurricane activity
New delinquent notice activity increased in the fourth quarter of 2017 because of hurricane activity that primarily impacted Puerto Rico, Texas, and Florida in the third quarter of 2017. Many of the loans from the hurricane impacted areas remained delinquent through the period ending June 30, 2018 and are shown in the 4-11 months delinquent category in table 11.4. The majority of the delinquent notices received from the hurricane activity cured as of December 31, 2018.

Table 11.4 below shows the number of consecutive months a borrower is delinquent.

Primary delinquent inventory - consecutive months delinquent
Table	11.4
		June 30, 2019	December 31, 2018	June 30, 2018
3 months or less		8,970	9,829	8,554
4-11 months		8,951	9,655	12,506
12 months or more (1)		11,874	13,414	14,977
Total		29,795	32,898	36,037
3 months or less		30%	30%	24%
4-11 months		30%	29%	35%
12 months or more		40%	41%	41%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		630	809	827

(1)
Approximately 37%, 38%, and 43% of the primary delinquent inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

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

Note 12. Shareholders’ Equity
Share repurchase programs
In March 2019, our board of directors authorized an additional share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2020. During the second quarter of 2019 we repurchased approximately 1.8 million shares of our common stock at a weighted average cost per share of $13.79, which included commissions. These repurchases used the remaining $25 million of share repurchase authorization on the program announced in April 2018. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

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
		Six months ended June 30,
		2019		2018
		Shares Granted	Weighted Average Share Fair Value	Shares Granted	Weighted Average Share Fair Value
RSUs subject to performance conditions		1,378	$11.76	1,239	$15.80
RSUs subject only to service conditions		412	11.76	412	15.71

MGIC Investment Corporation - Q2 2019 | 28

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

At June 30, 2019, MGIC’s risk-to-capital ratio was 10.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.7 billion above the required MPP of $1.6 billion. In calculating our risk-to-capital ratio and MPP, we have taken full credit for the risk ceded under our QSR Transactions and Home Re Transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, matters that could negatively affect such compliance are discussed in the rest of these consolidated financial statement footnotes.

At June 30, 2019, the risk-to-capital ratio of our combined insurance operations was 10.0 to 1.

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

Tax and Loss Bonds
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase tax and loss bonds (“T&L Bonds”) in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the three months ended June 30, 2019, we had net purchases of T&L Bonds in the amount of $74 million. Under statutory accounting practices, purchases of T&L Bonds are accounted for as investments. Under GAAP, purchases of T&L Bonds are accounted for as a payment of current taxes.

Dividend restrictions
In each of the first and second quarters of 2019, MGIC paid a $70 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without such dividends being subject to regulatory disapproval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in their contingency reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered.

MGIC Investment Corporation - Q2 2019 | 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter of 2019. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

MGIC Investment Corporation - Q2 2019 | 30

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data, unaudited)	2019	2018	% Change	2019	2018	% Change
Selected statement of operations data
Total revenues	$292.3	$282.0	4	$584.0	$547.8	7
Losses incurred, net	21.8	(13.5)	261	60.9	10.4	486
Other underwriting and operating expenses, net	43.0	41.8	3	88.9	87.9	1
Income before tax	211.2	237.5	(11)	402.1	417.5	(4)
Provision for income taxes	43.4	50.7	(14)	82.4	87.1	(5)
Net income	167.8	186.8	(10)	319.7	330.5	(3)
Diluted income per share	$0.46	$0.49	(6)	$0.87	$0.87	—

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$211.0	$239.4	(12)	$402.6	$419.8	(4)
Adjusted net operating income	167.6	189.2	(11)	320.0	333.8	(4)
Adjusted net operating income per diluted share	$0.46	$0.50	(8)	$0.87	$0.88	(1)
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of second quarter 2019 results
Comparative quarterly results
We recorded second quarter 2019 net income of $167.8 million, or $0.46 per diluted share. Net income decreased by $19.0 million (10%) from net income of $186.8 million in the prior year, primarily reflecting an increase in losses incurred, net, partially offset by an increase in investment income and a decrease in our provision for income taxes. Diluted income per share declined 6 percent reflecting the decrease in net income, offset in part by a decrease in our diluted weighted average shares outstanding.

Adjusted net operating income for the second quarter 2019 was $167.6 million (Q2 2018: $189.2 million) and adjusted net operating income per diluted share was $0.46 (Q2 2018: $0.50). Adjusted net operating income per diluted share declined 8% reflecting the decrease in net income, offset in part by a decrease in our diluted weighted average shares outstanding.

Losses incurred, net for the second quarter of 2019 were $21.8 million, an increase of $35.3 million compared to the prior year. The increase was due to a lower level of favorable loss reserve development on previously received delinquencies compared to the prior year. The increase was offset in part by lower current year losses incurred as the estimated claim rate on new notices in the second quarter of 2019 was 8%, compared to 9.5% in the prior year.

The decrease in our provision for income taxes in the second quarter of 2019 as compared to the prior year was primarily due to a decrease in income before tax.

In June 2019, MGIC paid a dividend of $70 million to our holding company and we expect MGIC to continue to pay quarterly dividends of at least that amount, subject to approval by MGIC’s board of directors and non-disapproval by the OCI.

Comparative year to date results
We recorded net income of $319.7 million, or $0.87 per diluted share during the first six months of 2019. Net income decreased by $10.7 million from net income of $330.5 million in the prior year, primarily reflecting an increase in losses incurred, net, partially offset by an increase in premiums and investment income. Diluted income per share was the same as the prior year as the decrease in net income was offset by a decrease in our diluted weighted average shares outstanding.

Adjusted net operating income for the first six months of 2019 was $320.0 million (YTD 2018: $333.8 million) and adjusted net operating income per diluted share was $0.87 (YTD 2018: $0.88). Adjusted net operating income per diluted share was roughly the same as the prior year as the decrease in net income was offset by a decrease in our diluted weighted average shares outstanding.

Losses incurred, net for the first six months of 2019 were $60.9 million, an increase of $50.5 million over the prior year. The increase was due to a lower level of favorable loss reserve development on previously received delinquencies and the recognition of a probable loss of $23.5 million for litigation of our claims paying practices during the first quarter of 2019. The increase was offset in part by lower current year losses incurred as the estimated claim rate on new notices in the first six months of 2019 was 8%, compared to 9% in the prior year.

The decrease in our provision for income taxes in the first six months of 2019 as compared to the prior year was primarily due to a decrease in income before tax.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and six months ended June 30, 2019 compared to the respective prior year periods.

MGIC Investment Corporation - Q2 2019 | 31

Capital
Share repurchase programs
On March 19, 2019, our board of directors authorized an additional share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2020. During the second quarter of 2019, we repurchased approximately 1.8 million shares of common stock for $25 million, which used the remaining authorization on the program announced in April 2018. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. As of June 30, 2019, we had approximately 354 million shares of common stock outstanding.

Since the end of the second quarter of 2019, through August 5, 2019, we repurchased approximately 1.8 million shares of our common stock for approximately $23 million.

Dividends to shareholders
On July 25, 2019, the Board of Directors declared a quarterly cash dividend to shareholders of the company of $0.06 per share payable on September 20, 2019, to shareholders of record at the close of business on August 30, 2019.

GSEs
We must comply with the PMIERs to be eligible to insure loans delivered to or purchased by the GSEs. In addition to their financial requirements, the PMIERs include business, quality control and certain transaction approval requirements. Refer to “Liquidity and Capital Resources - Capital Adequacy - PMIERs” of this MD&A for additional information regarding our capital adequacy under PMIERs.

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

At June 30, 2019, MGIC’s risk-to-capital ratio was 10.1 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.7 billion above the required MPP of $1.6 billion. In calculating our risk-to-capital ratio and MPP, we have taken full credit for the risk ceded under our QSR Transactions and Home Re Transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At June 30, 2019, the risk-to-capital ratio of our combined insurance operations was 10 to 1.

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

MGIC Investment Corporation - Q2 2019 | 32

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

In March 2019, President Trump directed the U.S. Treasury Department to develop a plan, as soon as practicable, for administrative and legislative reforms for the housing finance system (“Treasury Housing Reform Plan”), with such reforms to reduce taxpayer risk, expand the private sector’s role, modernize the government housing programs, and achieve sustainable homeownership. The directive outlines numerous goals and objectives, including but not limited to, the end of conservatorship of the GSEs, increased competition and participation of the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, appropriate capital and liquidity requirements for the GSEs, and evaluation of the GSE Patch. The GSE Patch expands the definition of Qualified Mortgage (“QM”) under the Truth in Lending Act (Regulation Z) to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the DTI ratio limit of 43% included in the standard QM definition.

The GSE Patch is scheduled to expire no later than January 2021. In July 2019, the CFPB released an Advanced Notice of Proposed Rulemaking on the QM definition. The director of the CFPB indicated that the CFPB would consider only a short-term extension of the GSE Patch. Approximately 30% and 24% of our NIW in the first and second quarters of 2019, respectively, was on loans with DTI ratios greater than 43%. However, it is possible that not all future loans with DTI ratios greater than 43% will be affected by a sunset of the GSE Patch, in part because the standard QM definition may be liberalized under the new rules. In this regard, we note that the CFPB asked for comment about whether the definition of QM should retain a direct measure of a consumer’s personal finances (for example, DTI ratio); whether the definition should include an alternative method for assessing financial capacity; whether, if the QM definition retains a DTI ratio limit, the limit should remain 43% or be increased or decreased; and whether loans with DTI ratios above a prescribed limit should be given QM status if certain compensating factors are present. We may insure loans that do not qualify as QMs, however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the “ability to repay” rules that the law allows with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs.

The rule that includes the QM definition that applies to loans insured by the FHA was issued by the Department of Housing and Urban Development (“HUD”) and that definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows the lender certain presumptions about compliance with the “ability to repay” requirements on higher priced loans. It is possible that lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

In March 2019, the President also directed the Secretary of HUD to develop a plan that would recommend administrative and legislative reforms to the programs HUD oversees, including those of the FHA and the Government National Mortgage Association.

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

MGIC Investment Corporation - Q2 2019 | 33

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

•
Premiums ceded, net of a profit commission, under our QSR Transactions, and premiums ceded under our Home Re Transactions. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

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

Investment income
Our investment portfolio is composed principally of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as NPW, investment income, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt, stock issuances or repurchases, or dividends.

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

•	Losses ceded under reinsurance transactions. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our reinsurance transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and headcount (which can fluctuate due to volume). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

Interest expense
Interest expense primarily reflects the interest associated with our outstanding debt obligations discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.
Other
Certain activities that we do not consider part of our fundamental operating activities may also impact our results of operations and are described in the following.
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

MGIC Investment Corporation - Q2 2019 | 34

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

MGIC Investment Corporation - Q2 2019 | 35

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

MGIC Investment Corporation - Q2 2019 | 36

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended June 30,
	2019			2018
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$211,211	$43,433	$167,778	$237,522	$50,708	$186,814
Adjustments:
Additional income tax benefit (provision) related to IRS litigation	—	—	—	—	(923)	923
Net realized investment (gains) losses	(217)	(46)	(171)	1,897	398	1,499
Adjusted pre-tax operating income / Adjusted net operating income	$210,994	$43,387	$167,607	$239,419	$50,183	$189,236

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			376,603			388,881

Net income per diluted share			$0.46			$0.49
Additional income tax provision related to IRS litigation			—			—	(1)
Net realized investment losses			—			—	(1)
Adjusted net operating income per diluted share			$0.46			$0.50

(1) For the three months ended June 30, 2018, the individual adjustments are each less than $0.01 per diluted share, but collectively aggregate to $0.01 per diluted share.

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Six Months Ended June 30,
	2019			2018
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$402,147	$82,428	$319,719	$417,547	$87,096	$330,451
Adjustments:
Additional income tax provision related to IRS litigation	—	—	—	—	(1,631)	1,631
Net realized investment losses	403	85	318	2,226	467	1,759
Adjusted pre-tax operating income / Adjusted net operating income	$402,550	$82,513	$320,037	$419,773	$85,932	$333,841

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			376,635			390,236

Net income per diluted share			$0.87			$0.87
Additional income tax provision related to IRS litigation			—			—	(1)
Net realized investment losses			—			—	(1)
Adjusted net operating income per diluted share			$0.87			$0.88

(1) For the six months ended June 30, 2018, the individual adjustments are each less than $0.01 per diluted share, but collectively aggregate to $0.01 per diluted share.

MGIC Investment Corporation - Q2 2019 | 37

Mortgage Insurance Portfolio

New insurance written
According to Inside Mortgage Finance and GSE estimates, total mortgage originations for the second quarter and first six months of 2019, on average, are estimated to have increased from the respective prior year periods. The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations as PMI market share is 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

NIW for the second quarter of 2019 was $14.9 billion (Q2 2018: $13.2 billion) and for the first six months of 2019 was $25.0 billion (YTD 2018: $23.8 billion). The percentage of our NIW on loans with DTI ratios greater than 45% has declined in 2019, which we believe is due in part to changes in GSE underwriting guidelines and our pricing for loans with such DTI ratios. We are continuing to monitor our exposure to such loans and may take further action.

The following tables present characteristics of our primary NIW for the three and six months ended June 30, 2019 and 2018.

Primary NIW by FICO score
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2019	2018	2019	2018
760 and greater	43.9%	43.1%	42.9%	42.4%
740 - 759	18.0%	17.3%	17.7%	17.2%
720 - 739	13.6%	14.6%	14.0%	14.6%
700 - 719	11.4%	11.8%	11.7%	11.7%
680 - 699	7.3%	6.9%	7.4%	7.2%
660 - 679	3.3%	3.4%	3.6%	3.7%
640 - 659	1.7%	2.1%	1.9%	2.2%
639 and less	0.8%	0.8%	0.9%	0.9%

Primary NIW by loan-to-value
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2019	2018	2019	2018
95.01% and above	16.1%	15.4%	16.7%	14.4%
90.01% to 95.00%	43.3%	44.1%	42.7%	44.1%
85.01% to 90.00%	27.9%	28.8%	28.2%	28.9%
80.01% to 85%	12.7%	11.7%	12.4%	12.6%

Primary NIW by debt-to-income ratio (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2019	2018	2019	2018
45.01% and above	14.7%	19.2%	16.3%	19.6%
38.01% to 45.00%	31.9%	32.1%	32.8%	31.9%
38.00% and below	53.4%	48.7%	50.9%	48.5%

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

Primary NIW by policy payment type
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2019	2018	2019	2018
Monthly premiums	84.2%	83.9%	84.1%	82.3%
Single premiums	15.7%	15.9%	15.8%	17.5%
Annual premiums	0.1%	0.2%	0.1%	0.2%

Primary NIW by type of mortgage
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2019	2018	2019	2018
Purchases	89.2%	94.1%	90.2%	91.5%
Refinances	10.8%	5.9%	9.8%	8.5%

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

Persistency. Our persistency was 80.8% at June 30, 2019 compared to 81.7% at December 31, 2018 and 80.1% at June 30, 2018. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

MGIC Investment Corporation - Q2 2019 | 38

IIF and RIF
	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2019	2018	2019	2018
NIW	$14.9	$13.2	$25.0	$23.8
Cancellations	(12.4)	(10.0)	(20.8)	(18.0)
Increase in primary IIF	$2.5	$3.2	$4.2	$5.8

(In billions)	2019	2018
Direct primary IIF as of June 30,	$213.9	$200.7
Direct primary RIF as of June 30,	$55.2	$51.7

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

As shown in the following table, as of June 30, 2019 approximately 11% of our primary RIF has been modified.

Modifications
Policy year	HARP Modifications (1)	HAMP & Other Modifications
2003 and prior	9.7%	46.5%
2004	17.4%	50.7%
2005	25.3%	48.5%
2006	28.6%	45.3%
2007	41.0%	35.1%
2008	57.8%	21.6%
2009	47.2%	9.5%
2010 - Q2 2019	—%	0.5%

Total	5.4%	6.0%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of June 30, 2019, based on loan count, the loans associated with 97.7% of HARP modifications and 80.5% of HAMP and other modifications were current.

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

The aggregate of our 2009-2019 books and our HARP modifications accounted for approximately 91% of our total primary RIF at June 30, 2019.

Primary RIF
($ in millions)	June 30, 2019		December 31, 2018		June 30, 2018
Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$47,141	85%	$45,083	83%	$41,799	81%
2005 - 2008 (HARP)	2,805	5%	3,109	5%	3,425	6%
Other years (HARP)	196	1%	229	1%	266	1%
Subtotal	50,142	91%	48,421	89%	45,490	88%
2005- 2008 (Non-HARP)	4,287	8%	4,796	9%	5,289	10%
Other years (Non-HARP)	775	1%	846	2%	965	2%
Subtotal	5,062	9%	5,642	11%	6,254	12%
Total Primary RIF	$55,204	100%	$54,063	100%	$51,744	100%

MGIC Investment Corporation - Q2 2019 | 39

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $393 million ($215 million on pool policies with aggregate loss limits and $178 million on pool policies without aggregate loss limits) at June 30, 2019 compared to $419 million ($228 million on pool policies with aggregate loss limits and $191 million on pool policies without aggregate loss limits) at December 31, 2018. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In connection with the GSEs' credit risk transfer programs, insurance subsidiaries of MGIC provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $88 million as of June 30, 2019.

MGIC Investment Corporation - Q2 2019 | 40

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2019 and 2018.

Revenues

Revenues
	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	% Change	2019	2018	% Change
Net premiums written	$243.6	$255.4	(5)	$487.9	$492.3	(1)

Net premiums earned	$247.1	$247.0	—	$496.9	$479.1	4
Investment income, net of expenses	42.4	34.5	23	83.0	66.6	25
Net realized investment gains (losses)	0.3	(1.9)	N/M	(0.2)	(2.2)	N/M
Other revenue	2.5	2.4	2	4.3	4.3	—
Total revenues	$292.3	$282.0	4	$584.0	$547.8	7
Net premiums written and earned
Comparative quarterly results
NPW decreased and NPE was flat for the three months ended June 30, 2019 from the prior year reflecting an increase in ceded premiums compared to the same period of prior year, which offset an increase in premiums from a higher average insurance in force and a decrease in premium refunds from lower claim activity. The increase in ceded premiums was due to a non-recurring termination fee related to our 2015 QSR Transaction, premiums ceded under our Home Re Transactions, and a lower profit commission due to higher ceded losses. NPE also reflects lower premium rates on our IIF and an increase in premiums from single premium policy cancellations when compared to the prior year.

Comparative year to date results
NPW decreased and NPE increased for the six months ended June 30, 2019 when compared to the prior year period. NPW and NPE reflect an increase in ceded premiums compared to the same period of the prior year, which offset an increase in premiums from higher average insurance in force and a decrease in premium refunds from lower claim activity. The increase in ceded premiums was due to a non-recurring termination fee related to our 2015 QSR Transaction, premiums ceded under our Home Re Transactions, and a higher percentage of our IIF covered by quota share reinsurance. The negative effect of higher ceded premiums and IIF having lower premium rates on our NPE was offset by an increase in premiums from single premium policy cancellations when compared to the prior year.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

Premium yield
Premium yield (NPE divided by average IIF) for the second quarter of 2019 was 46.5 basis points (Q2 2018: 49.6 basis points) and our premium yield for the six months ended June 30, 2019 was 46.9 basis points (YTD 2018: 48.5 basis points). Our premium yield is influenced by a number of key drivers, which have a varying impact from period to period.

The following table reconciles our premium yield for the three and six months ended June 30, 2019 from the respective prior year period.

Premium yield
(in basis points)	Three Months Ended	Six Months Ended
Premium yield - June 30, 2018	49.6	48.5
Reconciliation:
Change in premium rates	(1.2)	(1.3)
Change in premium refunds and accruals	0.6	0.5
Single premium policy persistency	0.8	0.3
Reinsurance	(3.3)	(1.1)
Premium yield - June 30, 2019	46.5	46.9

Our premium yield declined when compared to the respective prior year periods and reflects the following:

Negative drivers:
è
A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from insuring mortgages with lower risk characteristics and pricing competition, and certain policies undergoing premium rate resets on their ten-year anniversaries, and

è	more of an adverse impact from our reinsurance primarily due to the non-recurring termination fee on our 2015 QSR Transaction and ceded premiums under our Home Re Transactions.
Positive drivers:
è	less of an adverse impact from premium refunds primarily due to lower claim activity, and
è	greater amounts of accelerated earned premium from cancellations of single premium policies prior to their estimated policy life, primarily due increased refinancing activity.

We expect our premium yield to decline in 2019, primarily due to lower average premium rates on our IIF.

MGIC Investment Corporation - Q2 2019 | 41

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

Covered risk
The amount of our NIW subject to our QSR Transactions as shown in the following table will vary from period to period in part due to coverage limits that may be triggered depending on the mix of our risk written during the period. The 2019 QSR Transaction covering our 2019 NIW increased thresholds for risk written on loans with LTV ratios of 95% or greater and loans with DTI ratios greater than 45%, each when compared to our 2018 QSR Transaction. The NIW subject to quota share reinsurance increased for the six months ended June 30, 2019 when compared to the same period of the prior year due to the increased threshold on risk written on loans with DTI ratios greater than 45% and a decrease in the percentage of our NIW with DTI ratios greater than 45%. In the first six months of 2018, the risk written on loans with DTI ratios greater than 45% exceeded the threshold.

We terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and entered into an amended quota share reinsurance agreement with certain participants from the existing reinsurance panel that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. During the second quarter of 2019, we incurred a termination fee of $6.8 million, which was paid in July to participants of the reinsurance panel that are not participating in the amended 2015 QSR Transaction. Under the amended terms we will generally receive a profit commission provided that the loss ratio on the covered loans remains below 68%.

The following table provides information related to our quota share reinsurance agreements for 2019 and 2018.

Quota share reinsurance
	As of and For the Six Months Ended June 30,
($ in thousands, unless otherwise stated)	2019	2018
NIW subject to quota share reinsurance agreements	83%	75%
IIF subject to quota share reinsurance agreements	78%	78%

Statements of operations:
Ceded premiums written and earned, net of profit commission	$64,689	$54,468
% of direct premiums written	12%	10%
% of direct premiums earned	11%	10%
Profit commission	75,902	71,958
Ceding commissions	26,765	25,285
Ceded losses incurred	5,116	4,053

Mortgage insurance portfolio:
Ceded RIF (in millions)	$10,212	$12,236

Excess-of-loss reinsurance
Our excess-of-loss reinsurance provides $634.4 million of loss coverage on an existing portfolio of inforce policies having an inforce date on or after July 1, 2016 and before April 1, 2019. As of June 30, 2019, the aggregate exposed principal balances under the Home Re 2018-01 Ltd. and 2019-01 Ltd. transactions were approximately $6.6 billion and $7.1 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. We ceded premiums of $4.5 million and $7.0 million for the three and six months ended June 30, 2019, respectively.

We expect that we may enter into similar excess-of-loss reinsurance transactions if capital market conditions remain favorable.

Investment income
Comparative quarterly and year to date results
Net investment income in the second quarter and first six months of 2019 was $42.4 million and $83.0 million, respectively, up from $34.5 million and $66.6 million in the respective prior year periods. The increases in investment income were due to an increase in the average balance of the investment portfolio along with higher investment yields over the periods.

MGIC Investment Corporation - Q2 2019 | 42

Losses and expenses

Losses and expenses
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Losses incurred, net	$21.8	$(13.5)	$60.9	$10.4
Amortization of deferred policy acquisition costs	2.8	2.8	5.2	5.4
Other underwriting and operating expenses, net	43.0	41.8	88.9	87.9
Interest expense	13.6	13.2	26.8	26.5
Total losses and expenses	$81.2	$44.3	$181.8	$130.2

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

Comparative quarterly results
Losses incurred, net in the second quarter of 2019 were $21.8 million compared to ($13.5) million in the prior year. The increase was due to a lower amount of favorable loss reserve development on previously received delinquencies. During the second quarter of 2019 there was a $30 million reduction in losses incurred due to positive development on our primary loss reserves, before reinsurance, for previously received delinquent notices, compared to $70 million in the second quarter of 2018. Current year losses incurred declined due to a lower estimated claim rate on new notices when compared to the prior year.

Comparative year to date results
Losses incurred, net in the six months ended June 30, 2019 were $60.9 million compared to $10.4 million in the prior year period. The increase was due to lower favorable loss reserve development on previously received delinquencies in the current year period, which includes the recognition of a probable loss of $23.5 million for litigation of our claims paying practices. Losses incurred on current year delinquencies declined primarily due to a lower estimated claim rate on new delinquent notices received compared to the prior year.

Composition of losses incurred
	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	% Change	2019	2018	% Change
Current year / New notices	$46.6	$49.3	(5)	$94.1	$108.4	(13)
Prior year reserve development	(24.8)	(62.7)	(61)	(33.2)	(98.0)	(66)
Losses incurred, net	$21.8	$(13.5)	261	$60.9	$10.4	486

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio for the three and six months ended June 30, 2019 compared to the respective prior year periods was primarily due to an increase in losses incurred, net, offset in part by an increase in earned premiums.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss ratio	8.8%	(5.4)%	12.3%	2.2%

New notice claim rate
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

MGIC Investment Corporation - Q2 2019 | 43

New notice claim rate
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New notices - 2008 and prior (1)	8,573	9,031	17,455	19,680
New notices - 2009 and later	4,342	3,128	9,009	7,102
Total	12,915	12,159	26,464	26,782
Claim rate	8.0%	9.5%	8.0%	9.0%
(1) previously delinquent %	94.0%	93.0%	94.0%	92.0%

Claims severity
Factors that impact claim severity include:

è	exposure to the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 11 - “Loss Reserves,” the average time for servicers to process foreclosures has recently shortened. Therefore, we expect the average number of missed payments at the time a claim is received to be approximately 18 to 24 for new notices received, and expect to receive in 2019, compared to an average of 37 missed payments at the claim received date for claims paid in 2018. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans from 2005 through 2008 (which represent 58% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2019	$46,950	$46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35
Q4 2018	45,366	47,980	105.8%	35
Q3 2018	43,290	47,230	109.1%	35
Q2 2018	44,522	50,175	112.7%	38
Q1 2018	45,597	51,069	112.0%	38
Q4 2017	44,437	49,177	110.7%	36
Q3 2017	43,313	46,389	107.1%	35
Q2 2017	44,747	49,105	109.7%	35
Q1 2017	44,238	49,110	111.0%	35

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and commutations of pools of NPLs.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2019, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $11 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $17 million.

See Note 11 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation - Q2 2019 | 44

The length of time a loan is in the delinquent inventory (see Note 11- “Loss Reserves,” table 11.4) can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the following table.

Delinquent inventory - number of payments delinquent
	June 30, 2019	December 31, 2018	June 30, 2018
3 payments or less	14,071	15,519	14,178
4-11 payments	8,194	8,842	11,429
12 payments or more (1)	7,530	8,537	10,430
Total	29,795	32,898	36,037

3 payments or less	47%	47%	39%
4-11 payments	27%	27%	32%
12 payments or more	26%	26%	29%
Total	100%	100%	100%

(1)
Approximately 35%, 38%, and 41% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and six months ended June 30, 2019 declined 54% and 43%, respectively, compared to the same periods in the prior year due to lower claim activity on our primary business and NPL settlement activity in the prior year.

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2019 and 2018.

Net losses and LAE paid
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Total primary (excluding settlements)	$52	$75	$104	$155
Claims paying practices and NPL settlements (1)	—	14	—	21
Pool	—	1	1	3
Direct losses paid	52	90	105	179
Reinsurance	(2)	(3)	(5)	(14)
Net losses paid	50	87	100	165
LAE	5	4	12	8
Net losses and LAE paid	$55	$91	112	173
Reinsurance terminations	(14)	(2)	(14)	(2)
Net losses and LAE paid	$41	$89	$98	$171

(1)	See Note 11 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

Primary claims paid for the top 15 jurisdictions (based on 2019 losses paid) and all other jurisdictions for the three months ended June 30, 2019 and 2018 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Florida	$7	$9	$15	$15
New York	6	8	14	18
New Jersey	6	12	12	26
Illinois	4	6	7	11
Puerto Rico	2	2	6	3
Maryland	3	5	5	10
Pennsylvania	2	3	5	6
Ohio	1	2	3	4
Connecticut	1	2	3	4
California	2	4	2	6
Virginia	1	2	2	4
Texas	1	2	2	3
Massachusetts	1	2	2	4
Michigan	1	1	2	2
Georgia	1	1	2	3
All other jurisdictions	13	14	22	36
Total primary (excluding settlements)	$52	$75	$104	155

The primary average claim paid for the top 5 states (based on 2019 losses paid) for the three months ended June 30, 2019 and 2018 appears in the following table.

Primary average claim paid
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Florida*	$65,399	$61,281	$66,667	$58,893
New York*	108,858	96,747	108,975	97,145
New Jersey*	90,028	90,885	79,986	92,096
Illinois*	45,430	47,734	39,917	44,412
Puerto Rico*	38,883	51,337	43,174	47,406
All other jurisdictions	35,896	39,284	34,169	40,471
All jurisdictions	46,883	50,175	45,358	50,632
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

MGIC Investment Corporation - Q2 2019 | 45

The primary average RIF on delinquent loans at June 30, 2019, December 31, 2018 and June 30, 2018 and for the top 5 jurisdictions (based on 2019 losses paid) appears in the following table.

Primary average RIF - delinquent loans
	June 30, 2019	December 31, 2018	June 30, 2018
Florida	$53,333	$53,371	$55,039
New York	72,057	71,795	71,933
New Jersey	66,284	65,521	66,465
Illinois	40,339	39,753	40,505
Puerto Rico	34,704	35,420	36,569
All other jurisdictions	41,798	41,331	41,508
All jurisdictions	44,915	44,584	45,302

The primary average RIF on all loans was $51,791, $51,085, and $50,075 at June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

Loss reserves
Our primary delinquency rate at June 30, 2019 was 2.80% (YE 2018: 3.11%, June 30, 2018: 3.49%). Our primary delinquent inventory was 29,795 loans at June 30, 2019, representing a decrease of 9% from December 31, 2018 and 17% from June 30, 2018. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of coverage of pools of NPLs, collectively, exceeding the total number of new delinquencies on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in inventory with twelve or more missed payments has been declining. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim.

The gross reserves at June 30, 2019, December 31, 2018, and June 30, 2018 appear in the table below.

Gross reserves
	June 30, 2019		December 31, 2018		June 30, 2018
Primary:
Direct loss reserves (in millions)	$537		$610		$746
IBNR and LAE	73		50		53
Total primary loss reserves	$610		$660		$799

Ending delinquent inventory		29,795		32,898		36,037
Percentage of loans delinquent (delinquency rate)		2.80%		3.11%		3.49%
Average total primary loss reserves per delinquency		$19,684		$20,077		$22,178
Primary claims received inventory included in ending delinquent inventory		630		809		827

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$9		$10		$9
Without aggregate loss limits	2		3		4
Total pool direct loss reserves	$11		$13		$13

Ending default inventory:
With aggregate loss limits		432		595		779
Without aggregate loss limits		209		264		288
Total pool ending delinquent inventory		641		859		1,067
Pool claims received inventory included in ending delinquent inventory		19		24		49
Other gross reserves (in millions)	$1		$1		$1

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.

MGIC Investment Corporation - Q2 2019 | 46

Hurricane activity
2017 hurricanes. Hurricane activity primarily impacting Texas, Florida, and Puerto Rico in the third quarter of 2017 increased the number of new notices of delinquency reported to us in the fourth quarter of 2017. Consistent with our analysis and past experience, the majority of the delinquent notices in the hurricane affected areas that we estimated to be caused by the hurricanes have cured and did not result in a material increase in our incurred losses or losses paid. Paid losses on all loans in those jurisdictions were impacted in part because foreclosure moratoriums in the Texas and Florida IADAs through December 31, 2017 and Puerto Rico through May 31, 2018, impacted all delinquent loans in those areas, including those not affected by hurricanes. For those notices we estimated to be caused by the hurricanes, we established our loss reserves with a lower estimated claim rate than the claim rate we applied to other notices in our delinquent inventory. When excluding the impact of those notices we estimated to be caused by the hurricanes, the average total primary loss reserves per delinquency was approximately $24,000 at June 30, 2018.

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

The primary delinquent inventory for the top 15 jurisdictions (based on 2019 losses paid) at June 30, 2019, December 31, 2018 and June 30, 2018 appears in the following table.

Primary delinquent inventory by jurisdiction
	June 30, 2019	December 31, 2018	June 30, 2018
Florida*	2,497	2,853	4,101
New York*	1,692	1,855	2,034
New Jersey*	986	1,151	1,318
Illinois*	1,610	1,781	1,797
Puerto Rico*	1,257	1,503	2,377
Maryland	785	842	876
Pennsylvania*	1,769	1,929	2,049
Ohio*	1,449	1,627	1,648
Connecticut*	468	480	505
California	1,178	1,260	1,236
Virginia	586	588	627
Texas	2,136	2,369	2,682
Massachusetts	525	596	629
Michigan	932	1,041	1,032
Georgia	1,112	1,220	1,252
All other jurisdictions	10,813	11,803	11,874
Total	29,795	32,898	36,037
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q2 2019 | 47

The primary delinquent inventory by policy year at June 30, 2019, December 31, 2018 and June 30, 2018 appears in the following table.

Primary delinquent inventory by policy year
	June 30, 2019	December 31, 2018	June 30, 2018
Policy year:
2004 and prior	5,451	6,061	6,949
2004 and prior %	18%	18%	19%
2005	3,029	3,340	3,893
2006	4,780	5,299	5,987
2007	7,429	8,702	9,837
2008	1,934	2,369	2,688
2005 - 2008%	58%	60%	62%
2009	154	172	204
2010	115	121	151
2011	156	159	193
2012	245	312	386
2013	502	592	689
2014	1,021	1,264	1,272
2015	1,292	1,418	1,447
2016	1,393	1,459	1,449
2017	1,476	1,282	860
2018	772	348	32
2019	46	—	—
2009 and later %	24%	22%	19%

Total	29,795	32,898	36,037

The delinquent inventory as of June 30, 2018 included delinquencies from hurricane impacted areas, of which a majority had cured as of December 31, 2018.

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books represented approximately 13% and 15% of our total primary RIF at June 30, 2019 and December 31, 2018, respectively. Approximately 40% and 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of June 30, 2019 and December 31, 2018, respectively.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2019, 49% of our primary RIF was written subsequent to December 31, 2016, 64% of our primary RIF was written subsequent to December 31, 2015, and 74% of our primary RIF was written subsequent to December 31, 2014.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and six months ended June 30, 2019 were $43.0 million and $88.9 million, respectively, increases from $41.8 million and $87.9 million in the respective prior year periods primarily due to increases in benefits expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Underwriting expense ratio	17.6%	16.4%	18.3%	17.9%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three and six months ended June 30, 2019 increased compared to the respective prior year periods. The increases in the ratio for the three and six months ended June 30, 2019 were primarily due to decreases in NPW when compared to the same periods in the prior year.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except rate)	2019	2018	2019	2018
Income before tax	$211.2	$237.5	$402.1	$417.5
Provision for income taxes	$43.4	$50.7	$82.4	$87.1
Effective tax rate	20.5%	21.3%	20.5%	20.9%

MGIC Investment Corporation - Q2 2019 | 48

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of June 30, 2019, total assets were $6.1 billion, an increase of $378 million, and total liabilities were $2.0 billion, down $76 million, each when compared to December 31, 2018. Shareholders’ equity increased approximately $454 million primarily due to net income in the first six months of 2019 and an increase in the fair value of our investment portfolio, offset in part by repurchases of our common stock.

The following sections mainly focus on our cash and cash equivalents, investments, deferred income taxes, net, and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2018.

Consolidated balance sheets - Assets
as of June 30, 2019 (In thousands)

●	Cash and cash equivalents	$225,183
●	Investments	5,512,037
●	Premiums receivable	57,492
●	Deferred income taxes, net	20,932
●	Other assets	239,893

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance increased to $225 million as of June 30, 2019, from $155 million as of December 31, 2018, as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

Deferred income taxes, net - The decrease in our deferred income taxes, net, to $21 million as of June 30, 2019, from $69 million as of December 31, 2018, was primarily due to the tax effect of unrealized gains generated by the investment portfolio during the first six months of 2019.

Consolidated balance sheets - Liabilities and equity
as of June 30, 2019 (In thousands)

●	Loss reserves	$621,902
●	Unearned premiums	400,999
●	Long-term debt	832,162
●	Other liabilities	164,809
●	Shareholders’ equity	4,035,665

Loss reserves - Our loss reserves include: (1) reserves representing estimates of losses and settlement expenses on reported delinquencies and (2) IBNR. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 6% to $604 million as of June 30, 2019, from $641 million as of December 31, 2018. Reinsurance recoverables on our estimated losses and settlement expenses were $18 million and $33 million as of June 30, 2019 and December 31, 2018, respectively. The overall decrease in our loss reserves during the first six months of 2019 was due to a higher level of losses paid relative to losses incurred.

MGIC Investment Corporation - Q2 2019 | 49

Investment portfolio
The average duration and investment yield of our investment portfolio as of June 30, 2019, December 31, 2018, and June 30, 2018 are shown in the table below.

Portfolio duration and embedded investment yield
	June 30, 2019	December 31, 2018	June 30, 2018
Duration (in years)	4.0	4.1	4.2
Pre-tax yield (1)	3.2%	3.1%	2.9%
After-tax yield (1)	2.6%	2.6%	2.4%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of June 30, 2019, December 31, 2018, and June 30, 2018 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
June 30, 2019	21%	22%	33%	24%
December 31, 2018	19%	23%	33%	25%
June 30, 2018	21%	24%	35%	20%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

Off-Balance Sheet Arrangements
Home Re 2018-1 Ltd. and Home Re 2019-1 Ltd. are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. See Note 4 - “Reinsurance,” to our consolidated financial statements for additional information.

MGIC Investment Corporation - Q2 2019 | 50

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

Summary of consolidated cash flows
	Six Months Ended June 30,
(In thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$281,611	$262,593
Investing activities	(169,233)	(62,418)
Financing activities	(42,233)	(108,132)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$70,145	$92,043
Net cash provided by operating activities for the six months ended June 30, 2019 increased compared to the same period of 2018 primarily due to a lower level of losses paid, net and an increase in net premiums written, offset in part by an increase in tax payments.

Net cash used in investing activities for the six months ended June 30, 2019 reflects purchases of fixed income securities in an amount that exceeded our proceeds from sales and maturities of fixed income securities during the period as cash from operations was available for additional investment.

Net cash used in investing activities for the six months ended June 30, 2018 reflects purchases of fixed income securities in an amount that exceeded our proceeds from the sales and maturities of fixed income securities during the period as cash from operations was available for additional investment, as well as, amounts spent on property and equipment.

Net cash used in financing activities for the six months ended June 30, 2019 reflects the cash settlement of share repurchase transactions executed at the end of the fourth quarter of 2018, share repurchases during the period, and payment of withholding taxes related to share-based compensation net share settlement.

Net cash used in financing activities for the six months ended June 30, 2018 reflects share repurchases and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of June 30, 2019, our holding company’s debt obligations were $814.5 million in aggregate principal consisting of our

5.75% Notes and 9% Debentures. MGIC’s ownership of $132.7 million of our holding company’s 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Liquidity analysis - holding company
As of June 30, 2019, we had approximately $333 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the second quarter of 2019 we used $25 million of holding company cash to repurchase shares and may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases, privately negotiated acquisitions or other transactions. See “Overview - Capital” of this MD&A for a discussion of the additional share repurchase program authorized in March 2019.

In the first six months of 2019, our holding company cash and investments increased by $85 million, to $333 million as of June 30, 2019.

Cash inflows during the first six months:

•	$140 million of dividends received from MGIC,

•	$8 million of investment income, and

•	$4 million of other inflows.

Cash outflows during the first six months:

•	$30 million of interest payments on our 5.75% Notes and 9% Debentures,

•	$25 million of share repurchase transactions,

•	$12 million for share repurchase transactions in 2018 that settled in the first quarter of 2019.

We expect MGIC to continue to pay quarterly dividends of at least the $70 million amount paid in each of the first and second quarters of 2019, subject to approval by MGIC’s board of directors and non-disapproval by the OCI.

MGIC Investment Corporation - Q2 2019 | 51

The net unrealized gains on our holding company investment portfolio were approximately $2.3 million at June 30, 2019 and the portfolio had a modified duration of approximately 1.8 years.

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

Capital Adequacy
PMIERs
As of June 30, 2019, MGIC’s Available Assets under PMIERs totaled approximately $4.4 billion, an excess of approximately $1.1 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are revised. Our reinsurance transactions provided an aggregate of approximately $1.3 billion of PMIERs capital credit as of June 30, 2019. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR and Home Re Transactions.
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

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	June 30, 2019	December 31, 2018
RIF - net (1)	$43,391	$34,502
Statutory policyholders’ surplus	1,633	1,682
Statutory contingency reserve	2,670	2,138
Statutory policyholders’ position	$4,303	$3,820
Risk-to-capital	10.1:1	9.0:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation is shown in the table below.

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	June 30, 2019	December 31, 2018
RIF - net (1)	$43,488	$40,239
Statutory policyholders’ surplus	1,634	1,683
Statutory contingency reserve	2,729	2,443
Statutory policyholders’ position	$4,363	$4,126
Risk-to-capital	10.0:1	9.8:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($2.1 billion at June 30, 2019 and $1.6 billion at December 31, 2018) for which loss reserves have been established.

MGIC Investment Corporation - Q2 2019 | 52

The increases in MGIC's and our combined insurance companies’ risk-to-capital in the first six months of 2019 were due to an increase in our RIF, net of reinsurance, partially offset by an increase in statutory policyholders’ position due to an increase in statutory contingency reserves. Our RIF, net of reinsurance, increased in the first six months of 2019, due to an increase in our IIF and a reduction in our ceded RIF under our 2015 QSR Transaction. MGIC’s risk-to-capital ratio also increased due to the commutation of an affiliate reinsurance agreement. Our risk-to-capital ratio will increase if the percentage increase in net insured risk exceeds the percentage increase in capital.

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

MGIC Investment Corporation - Q2 2019 | 53

Contractual Obligations

The following table summarizes, as of June 30, 2019, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,975.4	$51.1	$101.1	$664.7	$1,158.5
Operating lease obligations	2.3	1.2	1.0	0.1	—
Purchase obligations	7.8	5.4	2.1	0.3	—
Other long-term liabilities	621.9	233.2	282.3	106.4	—
Total	$2,607.4	$290.9	$386.5	$771.5	$1,158.5
Our long-term debt obligations as of June 30, 2019 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Purchase obligations consist primarily of agreements to purchase items related to our corporate headquarters update and continued investment in our information technology infrastructure in the normal course of business.

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

MGIC Investment Corporation - Q2 2019 | 54

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and by Part II, Item 1A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2019, the modified duration of our fixed income investment portfolio was 4.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.0% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2019 | 55

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2019. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
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

In 2018, Freddie Mac and Fannie Mae initiated programs with loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers governed by PMIERs, and that are not selected by the lenders. These programs compete with traditional private mortgage insurance and, due to differences in policy terms, they may offer premium rates that are below prevalent single premium lender paid mortgage insurance ("LPMI") rates. We participate in these programs from time to time. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” for a discussion of various business practices of the GSEs that may be changed, including through expansion or modification of these programs.

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
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 31.1% in the first quarter of 2019, 30.5% in 2018 and 33.9% in 2017. In the past ten years, the FHA’s share has been as low as 30.5% in 2018 and as high as 66.8% in 2009. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how the factors that affect the FHA’s share of new insurance written will change in the future.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 23.4% in the first quarter of 2019, 22.9% in 2018 and 24.7% in 2017. In the past ten years, the VA’s share has been as low as 14.3% in 2009 and as high as 27.2% in 2016. We believe that the VA’s market share has generally been elevated in recent years because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% loan-to-value ratio ("LTV") loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The GSEs’ charters generally require credit enhancement for a low down payment mortgage loan (a loan with an amount that exceeds 80% of a home’s value) in order for such loan to be eligible for purchase by the GSEs. Lenders generally have used private mortgage insurance to satisfy this credit enhancement requirement. (For information about GSE programs initiated in 2018 that provide loan level default coverage by various (re)insurers (which may include affiliates of private mortgage insurers), see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.") Because low down payment mortgages purchased by the GSEs have generally been insured with private mortgage insurance, the business practices of the GSEs greatly impact our business and include:

MGIC Investment Corporation - Q2 2019 | 56

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

•	the amount of loan level price adjustments and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require private mortgage insurance,

•	whether the GSEs select or influence the mortgage lender’s selection of the mortgage insurer providing coverage,

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

In March 2019, President Trump directed the U.S. Treasury Department to develop a plan, as soon as practicable, for administrative and legislative reforms for the housing finance system (“Treasury Housing Reform Plan”), with such reforms to reduce taxpayer risk, expand the private sector’s role, modernize the government housing programs, and achieve sustainable homeownership. The directive outlines numerous goals and objectives, including but not limited to, the end of conservatorship of the GSEs, increased competition and participation of the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, appropriate capital and liquidity requirements for the GSEs, and evaluation of the GSE Patch. The GSE Patch expands the definition of Qualified Mortgage (“QM”) under the Truth in Lending Act (Regulation Z) to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the DTI ratio limit of 43% included in the standard QM definition.

The GSE Patch is scheduled to expire no later than January 2021. In July 2019, the CFPB released an Advanced Notice of Proposed Rulemaking on the QM definition. The director of the CFPB indicated that the CFPB would consider only a short-term extension of the GSE Patch. Approximately 30% and 24% of our NIW in the first and second quarters of 2019, respectively, was on loans with DTI ratios greater than 43%. However, it is possible that not all loans with DTI ratios greater than 43% will be affected by a sunset of the GSE Patch, in part because the standard QM definition may be liberalized under the new rules. In this regard, we note that the CFPB asked for comment about whether the definition of QM should retain a direct measure of a consumer’s personal finances (for example, DTI ratio); whether the definition should include an alternative method for assessing financial capacity; whether, if the QM definition retains a DTI ratio limit, the limit should remain 43% or be increased or decreased; and whether loans with DTI ratios above a prescribed limit should be given QM status if certain compensating factors are present.

We may insure loans that do not qualify as QMs, however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the “ability to repay” rules that the law allows with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs.
The rule that includes the QM definition that applies to loans insured by the FHA was issued by the Department of Housing and Urban Development (“HUD”) and that definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows the lender certain presumptions about compliance with the “ability to repay” requirements on higher priced loans. It is possible that lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.
In March 2019, the President also directed the Secretary of HUD to develop a plan that would recommend administrative and legislative reforms to the programs HUD oversees, including

MGIC Investment Corporation - Q2 2019 | 57

those of the FHA and the Government National Mortgage Association. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.
We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2018 and the first half of 2019, curtailments reduced our average claim paid by approximately 5.8% and 4.7%, respectively.
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
Under ASC 450-20, until a liability associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. Where we have determined that a loss is probable and can be reasonably estimated, we have recorded our best estimate of our probable loss, including recording a probable loss of $23.5 million in the first quarter of 2019. Until settlement negotiations or legal proceedings for which we have recorded a probable loss are concluded, it is reasonably possible that we will record an additional loss. In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when all of these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $289 million more than the amount of probable loss we have recorded. This estimate of maximum exposure is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties, and will include an amount for matters for which we have recorded a probable loss until such matters are concluded. We do not consider settlements concluded until any required GSE approval for such settlements is obtained. On August 2, 2019, we entered into an agreement to settle a claims paying practices dispute for which we previously had recognized a probable loss. There was no additional loss recognized as a result of entering into the agreement, as the settlement amount is in line with our original estimate of the probable loss. The agreement remains subject to GSE approval. The matters underlying the estimate of maximum exposure will change from time to time. This estimate of our maximum exposure does not include interest or consequential or exemplary damages.
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

MGIC Investment Corporation - Q2 2019 | 58

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
The percentage of our NIW from all single-premium policies (LPMI and BPMI, combined) has ranged from approximately 10% in 2013 to 19% in 2017 and was 17% in 2018 and 16% in the first half of 2019. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
We have in place quota share reinsurance ("QSR") transactions with unaffiliated reinsurers that cover most of our insurance written from 2013 through 2019, and a portion of our insurance written prior to 2013. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses.
In 2018 and 2019, MGIC entered into reinsurance agreements that provide excess-of-loss reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having an insurance coverage in force date on or after July 1, 2016 and before April 1, 2019. The transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). We expect that we may enter into other ILN transactions if capital market conditions remain favorable.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield because an increasing percentage of our insurance in force is from recent book years whose premium rates have been trending lower.
Our ability to rescind insurance coverage became more limited for insurance we wrote beginning in mid-2012, which, as of June 30, 2019, represents approximately 84% of our flow, primary insurance in force. As a result of revised PMIERs requirements, we have revised our master policy and expect it to be effective for new insurance written beginning March 1, 2020, subject to state regulatory approvals. Our ability to rescind insurance coverage will become further limited for insurance we write under the new master policy, potentially resulting in higher losses than would be the case under our existing master policies.
From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. We also change our underwriting guidelines, in part through aligning most of them with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of June 30, 2019, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (15.4%), loans with borrowers having FICO scores below 620 (2.1%), mortgages with borrowers having FICO scores of 620-679 (9.9%), mortgages with limited underwriting, including limited borrower documentation (1.9%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (14.6%), each attribute as determined at the time of loan origination. An individual loan may have more than one of these attributes.
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
The widespread use of loan level pricing systems by the private mortgage insurance industry (discussed in our risk factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses") will make it more difficult to compare our premium rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our mix of new insurance written has changed and our mix may fluctuate more as a result.
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

MGIC Investment Corporation - Q2 2019 | 59

Our holding company debt obligations materially exceed our holding company cash and investments.
At June 30,2019, we had approximately $333 million in cash and investments at our holding company and our holding company’s debt obligations were $815 million in aggregate principal amount, consisting of $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes") and $390 million of 9% Debentures (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of June 30, 2019, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).
The 5.75% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividends, and in the first half of 2019 and in 2018, it paid a total of $140 million and $220 million, respectively, in dividends to our holding company. We expect MGIC to continue to pay quarterly dividends of at least the $70 million amount paid in the second quarter of 2019, subject to approval by its Board of Directors. We ask the OCI not to object before MGIC pays dividends.
In the second quarter of 2019 and in 2018, we repurchased approximately 1.8 million and 16.0 million shares of our common stock, respectively, using approximately $25 million and $175 million of holding company resources, respectively. Since the end of the second quarter, through August 5, 2019, we repurchased approximately 1.8 million shares for approximately $23 million. We may repurchase up to an additional $177 million of our common stock through the end of 2020 under a share repurchase program approved by our Board of Directors in the first quarter of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
The price of our common stock may fluctuate significantly, which may make it difficult for holders to resell common stock when they want or at a price they find attractive.
The market price for our common stock may fluctuate significantly. In addition to the risk factors described herein, the following factors may have an adverse impact on the market price for our common stock: announcements by us or our competitors of acquisitions or strategic initiatives; our actual or anticipated quarterly and annual operating results; changes in expectations of future financial performance (including incurred losses on our insurance in force); changes in estimates of securities analysts or rating agencies; actual or anticipated changes in our share repurchase program or dividends; changes in general conditions in the economy, the mortgage insurance industry or the financial markets; changes in operating performance or market valuation of companies in the mortgage insurance industry; the addition or departure of key personnel; changes in tax law; and adverse press or news announcements affecting us or the industry. In addition, ownership by certain types of investors may affect the market price and trading volume of our common stock. For example, ownership in our common stock by investors such as index funds and exchange-traded funds can affect the stock’s price when those investors must purchase or sell our common stock because the investors have experienced significant cash inflows or outflows, the index to which our common stock belongs has been rebalanced, or our common stock is added to and/or removed from an index (due to changes in our market capitalization, for example).

MGIC Investment Corporation - Q2 2019 | 60

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2019.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
April 1, 2019	April 30, 2019	—	$—	—	$224,940,973
May 1, 2019	May 31, 2019	—	$—	—	$224,940.973
June 1, 2019	June 30, 2019	1,808,739	$13.79	1,808,739	$200,000,000
		1,808,739	$13.79	1,808,739

(1)
The share repurchase activity completed the $200 million share repurchase program authorized by the Board of Directors on April 26, 2018. On March 19, 2019, our Board of Directors authorized an additional share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation - Q2 2019 | 61

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit
10.18	Separation Agreement between Stephen Mackey and Mortgage Guaranty Insurance Corporation dated as of May 14, 2019 *, †
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, and through updating of various statistical and other information †

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2019 | 62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 5, 2019.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2019 | 63