Form 10-Q
period 2019-09-30
MGIC INVESTMENT CORP
filed 2019-11-06
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2019, there were 348,709,277 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q3 2019 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

MGIC Investment Corporation - Q3 2019 | 3

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

CRT
Credit risk transfer

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

ILN
Insurance-linked notes

MGIC Investment Corporation - Q3 2019 | 4

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
Persistency
The percentage of our insurance remaining in force from one year prior

PMI
Private Mortgage Insurance (as an industry or product type)

MGIC Investment Corporation - Q3 2019 | 5

PMIERs
Private Mortgage Insurer Eligibility Requirements issued by each of Fannie Mae and Freddie Mac to set forth requirements that an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans delivered to or acquired by Fannie Mae or Freddie Mac, as applicable.

Premium Yield
The ratio of NPE divided by the average IIF outstanding for the period measured

/ Q
QSR Transaction
Quota share reinsurance transaction with a group of unaffiliated reinsurers

QM
A mortgage loan that satisfies the “qualified mortgage” loan characteristics pursuant to the CFPB’s ability-to-repay rule under TILA. Originating a QM loan may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay.

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
TILA
Truth in Lending Act

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW

Underwriting profit
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q3 2019 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	September 30, 2019	December 31, 2018
ASSETS		(Unaudited)
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2019 - $5,473,893; 2018 - $5,196,784)		$5,660,992	$5,151,987
Equity securities, at fair value (cost 2019 - $17,205; 2018 - $3,993)	2 / 7 / 8	17,360	3,932
Other invested assets, at cost	2 / 7 / 8	3,100	3,100
Total investment portfolio		5,681,452	5,159,019
Cash and cash equivalents		165,425	151,892
Restricted cash and cash equivalents		6,329	3,146
Accrued investment income		48,320	48,001
Reinsurance recoverable on loss reserves	4	19,566	33,328
Reinsurance recoverable on paid losses		1,573	2,948
Premiums receivable		51,804	55,090
Home office and equipment, net		50,540	51,734
Deferred insurance policy acquisition costs		18,010	17,888
Deferred income taxes, net		11,583	69,184
Other assets		92,149	85,572
Total assets		$6,146,751	$5,677,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$602,297	$674,019
Unearned premiums		392,556	409,985
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	420,578	419,713
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		159,831	180,322
Total liabilities		1,987,134	2,095,911
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2019 - 371,353; 2018 - 371,353; shares outstanding 2019 - 348,709; 2018 - 355,371)		371,353	371,353
Paid-in capital		1,864,973	1,862,536
Treasury stock at cost (shares 2019 - 22,644; 2018 - 15,982)		(263,196)	(175,059)
Accumulated other comprehensive income (loss), net of tax		63,782	(124,214)
Retained earnings		2,122,705	1,647,275
Total shareholders’ equity		4,159,617	3,581,891
Total liabilities and shareholders’ equity		$6,146,751	$5,677,802
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2019 | 7

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2019	2018	2019	2018
Revenues:
Premiums written:
Direct		$286,059	$280,229	$843,145	$824,989
Assumed		1,793	(3,020)	4,405	(843)
Ceded	4	(28,438)	(25,326)	(100,257)	(79,921)
Net premiums written		259,414	251,883	747,293	744,225
Decrease (increase) in unearned premiums, net		8,443	(1,457)	17,427	(14,728)
Net premiums earned		267,857	250,426	764,720	729,497
Investment income, net of expenses		42,715	36,380	125,723	103,003
Net realized investment gains (losses)	7	4,205	1,114	3,986	(1,112)
Other revenue		3,606	2,525	7,921	6,827
Total revenues		318,383	290,445	902,350	838,215

Losses and expenses:
Losses incurred, net	11	33,985	(1,518)	94,884	8,877
Amortization of deferred policy acquisition costs		3,142	3,156	8,380	8,573
Other underwriting and operating expenses, net		45,197	43,655	134,097	131,587
Interest expense		12,939	13,258	39,722	39,737
Total losses and expenses		95,263	58,551	277,083	188,774
Income before tax		223,120	231,894	625,267	649,441
Provision for income taxes		46,186	49,994	128,614	137,090
Net income		$176,934	$181,900	$496,653	$512,351

Earnings per share:
Basic	6	$0.50	$0.50	$1.40	$1.40
Diluted	6	$0.49	$0.49	$1.36	$1.36

Weighted average common shares outstanding - basic	6	351,475	362,180	354,272	367,190
Weighted average common shares outstanding - diluted	6	372,575	382,905	375,266	387,765

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2019 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2019	2018	2019	2018
Net income		$176,934	$181,900	$496,653	$512,351
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	31,372	(12,077)	183,197	(86,452)
Benefit plan adjustments		1,600	440	4,799	1,322
Other comprehensive income (loss), net of tax		32,972	(11,637)	187,996	(85,130)
Comprehensive income		$209,906	$170,263	$684,649	$427,221

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2019 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2019	2018	2019	2018
Common stock
Balance, beginning of period		$371,353	$371,348	$371,353	$370,567
Net common stock issued under share-based compensation plans		—	5	—	786
Balance, end of period		371,353	371,353	371,353	371,353

Paid-in capital
Balance, beginning of period		1,860,578	1,852,251	1,862,536	1,850,582
Net common stock issued under share-based compensation plans		—	(63)	—	(8,917)
Reissuance of treasury stock, net under share-based compensation plans		(133)	—	(11,715)	—
Equity compensation		4,528	5,451	14,152	15,974
Balance, end of period		1,864,973	1,857,639	1,864,973	1,857,639

Treasury stock
Balance, beginning of period		(194,070)	(100,059)	(175,059)	—
Reissuance of treasury stock, net under share-based compensation plans		59	—	5,989	—
Repurchase of common stock	12	(69,185)	—	(94,126)	(100,059)
Balance, end of period		(263,196)	(100,059)	(263,196)	(100,059)

Accumulated other comprehensive income (loss)
Balance, beginning of period		30,810	(117,294)	(124,214)	(43,801)
Other comprehensive income (loss), net of tax	9	32,972	(11,637)	187,996	(85,130)
Balance, end of period		63,782	(128,931)	63,782	(128,931)

Retained earnings
Balance, beginning of period		1,966,994	1,307,629	1,647,275	977,178
Net income		176,934	181,900	496,653	512,351
Cash dividends	12	(21,223)	—	(21,223)	—
Balance, end of period		2,122,705	1,489,529	2,122,705	1,489,529

Total shareholders’ equity		$4,159,617	$3,489,531	$4,159,617	$3,489,531

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2019 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$496,653	$512,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,778	45,267
Deferred tax expense	7,628	145,397
Net realized investment (gains) losses	(3,986)	1,112
Change in certain assets and liabilities:
Accrued investment income	(319)	694
Reinsurance recoverable on loss reserves	13,762	15,193
Reinsurance recoverable on paid losses	1,375	761
Premium receivable	3,286	2,405
Deferred insurance policy acquisition costs	(122)	176
Profit commission receivable	3,868	(9,098)
Loss reserves	(71,722)	(264,589)
Unearned premiums	(17,429)	14,680
Return premium accrual	(9,600)	(18,600)
Current income taxes	(8,765)	(75,393)
Other, net	7,756	13,191
Net cash provided by operating activities	458,163	383,547

Cash flows from investing activities:
Purchases of investments	(1,043,003)	(1,074,849)
Proceeds from sales of investments	201,369	338,939
Proceeds from maturity of fixed income securities	536,747	594,679
Net increase in payable for securities	—	43,679
Additions to property and equipment	(4,079)	(10,659)
Net cash used in investing activities	(308,966)	(108,211)

Cash flows from financing activities:
Repurchase of common stock	(105,766)	(100,059)
Dividends paid	(20,989)	—
Payment of withholding taxes related to share-based compensation net share settlement	(5,726)	(8,131)
Net cash used in financing activities	(132,481)	(108,190)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	16,716	167,146
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	155,038	99,851
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$171,754	$266,997
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2019 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions and subject to a floor amount). Based on our application of the more restrictive PMIERs, as of September 30, 2019, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

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

MGIC Investment Corporation - Q3 2019 | 12

Recent accounting and reporting developments
Accounting standards effective in 2019, or early adopted, and relevant to our financial statements
Accounting Standard Update (“ASU”) 2016-02 - Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) amended the previous leasing standard and created ASC 842, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and lease liability for substantially all leases. Effective for the quarter ended March 31, 2019, we adopted the updated guidance for leases and also elected to apply all practical expedients applicable to us in the updated guidance for transition of leases in effect at adoption. The adoption of the updated guidance resulted in the recognition of an immaterial right-of-use asset as part of other assets and a lease liability as part of other liabilities in the consolidated balance sheet. The adoption of the updated guidance did not have a material effect on our consolidated results of operations or liquidity. Our minimum future operating lease payments as of September 30, 2019 totaled $2.0 million.

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

MGIC Investment Corporation - Q3 2019 | 13

Note 3. Debt
Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of September 30, 2019 and December 31, 2018 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		September 30, 2019	December 31, 2018
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $425 million)		420.6	419.7
9% Debentures, due April 2063 (1)		256.9	256.9
Long-term debt, carrying value		$832.5	$831.6

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

Interest payments
Interest payments for the nine months ended September 30, 2019 and 2018 were $38.5 million and $38.8 million, respectively.

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2019	2018	2019	2018
Premiums earned:
Direct		$294,909	$275,044	$861,705	$808,531
Assumed		1,388	709	3,275	936
Ceded		(28,440)	(25,327)	(100,260)	(79,970)
Net premiums earned		$267,857	$250,426	$764,720	$729,497

Losses incurred:
Direct		$36,755	$(2,081)	$102,835	$12,642
Assumed		(34)	55	(110)	45
Ceded		(2,736)	508	(7,841)	(3,810)
Losses incurred, net		$33,985	$(1,518)	$94,884	$8,877

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

2019 QSR Transaction. We entered into a QSR transaction with a group of unaffiliated reinsurers with an effective date of January 1, 2019 (“2019 QSR Transaction”), which provides coverage on eligible new insurance written in 2019. Under the 2019 QSR Transaction, we will cede losses and premiums on or after the effective date through December 31, 2030, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021 or bi-annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs or full financial statement or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

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

MGIC Investment Corporation - Q3 2019 | 14

2018 and prior QSR Transactions. See Note 9 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for more information about our QSR Transactions entered into prior to 2019.

2015 QSR Transaction. We terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and entered into an amended quota share reinsurance agreement with certain participants from the existing reinsurance panel that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. During the second quarter of 2019, we incurred a termination fee of $6.8 million, which was paid in July to participants of the reinsurance panel that are not participating in the amended 2015 QSR Transaction. Under the amended 2015 QSR Transaction we cede losses and premiums through December 31, 2031, at which time the agreement expires. Early termination of the amended agreement can be elected by us effective June 30, 2021 for no fee, or under specified scenarios, including if we will receive less than 90% of the full credit amount under the PMIERs or full financial statement or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period. Generally, under our amended 2015 QSR Transaction, we will receive a profit commission provided that the loss ratio on the covered loans remains below 68%.

Table 4.2 below presents a summary of our quota share reinsurance agreements for the three and nine months ended September 30, 2019 and 2018.

Quota Share Reinsurance
Table	4.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2019	2018	2019	2018
Ceded premiums written and earned, net of profit commission (1)		$23,032	$25,248	$87,721	$79,716
Ceded losses incurred		2,729	(522)	7,845	3,531
Ceding commissions (2)		11,042	12,983	37,807	38,268
Profit commission		32,177	39,664	108,079	111,622

(1)
Premiums are ceded on an earned and received basis as defined in the agreements. The nine months ended September 30, 2019 include the $6.8 million termination fee discussed in “2015 QSR Transaction” above.

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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $19.5 million as of September 30, 2019 and $33.2 million as of December 31, 2018. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers which are based on the funding requirements of PMIERs that address ceded risk.

Excess of loss reinsurance
We have aggregate excess of loss reinsurance agreements (“Home Re Transactions”) with unaffiliated special purpose insurers domiciled in Bermuda (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses, and a Home Re special purpose entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses in excess of the outstanding reinsurance coverage amount. The aggregate excess of loss reinsurance coverage decreases over a ten-year period, subject to certain conditions, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid. MGIC has rights to terminate the Home Re Transactions under certain circumstances. The Home Re entities financed the coverages by issuing mortgage insurance-linked notes (“ILNs”) to unaffiliated investors in an aggregate amount equal to the initial reinsurance coverage amounts. The ILNs each have ten-year legal maturities and are non-recourse to any assets of MGIC or affiliates. The proceeds of the ILNs, which were deposited into reinsurance trusts for the benefit of MGIC, will be the source of reinsurance claim payments to MGIC and principal repayments on the ILNs.

Excess of Loss Reinsurance
Table	4.3
(In thousands)				As of September 30, 2019
Home Re Entity (Issue Date)		Policy Inforce Dates	Termination Option Date (1)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages
Home Re 2018-1 Ltd. (Oct. - 2018)		July 1, 2016 - December 31, 2017	October 25, 2025	$168,112	$288,852
Home Re 2019-1 Ltd. (May - 2019)		January 1, 2018 - March 31, 2019	May 25, 2026	185,714	315,739
Total				$353,826	$604,591

(1)	We have the right to terminate the excess-of-loss reinsurance agreements under certain circumstances and on any payment date on or after the respective termination option date.

MGIC Investment Corporation - Q3 2019 | 15

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the ILNs it issued to raise funds to collateralize its reinsurance obligations to us, and the investment income collected on the collateral assets. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in one-month LIBOR and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at September 30, 2019, were not material to our consolidated balance sheet, and the change in fair values during the three and nine months ended September 30, 2019 were not material to our consolidated statements of operations. Total ceded premiums were $5.4 million and $12.4 million for the three and nine months ended September 30, 2019, respectively.

At the time the Home Re Transactions were entered into, we assessed whether each Home Re Entity was a variable interest entity (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make sufficient decisions relating to the entity’s operations through voting rights or do not substantively participate in gains and losses of the entity. We concluded that each Home Re Entity is a VIE. However, given that MGIC (1) does not have the unilateral power to direct the activities that most significantly affect each Home Re Entity’s economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits of each Home Re Entity, consolidation of neither Home Re Entity is required.

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of September 30, 2019, and December 31, 2018, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from either VIE under our reinsurance agreements. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreements. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance agreements. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance agreements and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance agreements should its claims not be paid. We consider our exposure to loss from our reinsurance agreements with the VIEs to be remote.

Table 4.4 presents the total assets of the Home Re Entities as of September 30, 2019 and December 31, 2018.

Home Re total assets
Table	4.4
(In thousands)
Home Re Entity (Issue date)		Total VIE Assets
September 30, 2019
Home Re 2018-01 Ltd. (Oct - 2018)		$299,655
Home Re 2019-01 Ltd. (May - 2019)		$315,739

December 31, 2018
Home Re 2018-01 Ltd. (Oct - 2018)		$318,636

The assets of the Home Re Entities provide capital credit under the PMIERs financial requirements (see Note 1 - “Nature of Business and Basis of Presentation”). A decline in the assets available to pay claims would reduce the capital credit available to MGIC.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2018, and the first nine months of 2019, curtailments reduced our average claim paid by approximately 5.8% and 4.7%, respectively.

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

MGIC Investment Corporation - Q3 2019 | 16

Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. Where we have determined that a loss is probable and can be reasonably estimated, we have recorded our best estimate of our probable loss, including recording a probable loss of $23.5 million in the first quarter of 2019. Until settlement negotiations or legal proceedings for which we have recorded a probable loss are concluded; (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. In addition to matters for which we have recorded a probable loss, we are involved in other discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when all of these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $264.0 million more than the amount of probable loss we have recorded. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages. In the third quarter of 2019, we entered into an agreement to settle a claims paying practices dispute for which we previously had recognized a probable loss. There was no additional loss recognized as a result of entering into the agreement, as the settlement amount was consistent with our original estimate of the probable loss. The agreement remains subject to GSE approval.

Mortgage insurers, including MGIC, have in the past been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act (“RESPA”), and the notice provisions of the Fair Credit Reporting Act (“FCRA”). While these proceedings in the aggregate did not result in material liability for MGIC, there can be no assurance that the outcome of future proceedings, if any, under these laws would not have a material adverse effect on us. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit

Opportunity Act (“EOCA”), FCRA, and other laws. Under ECOA, examination may also be made of whether a mortgage insurer’s underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The underwriting remedy expense for 2018 and the first nine months of 2019 was immaterial to our consolidated financial statements.

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

MGIC Investment Corporation - Q3 2019 | 17

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)		2019	2018	2019	2018
Basic earnings per share:
Net income		$176,934	$181,900	$496,653	$512,351
Weighted average common shares outstanding - basic		351,475	362,180	354,272	367,190
Basic earnings per share		$0.50	$0.50	$1.40	$1.40

Diluted earnings per share:
Net income		$176,934	$181,900	$496,653	$512,351
Interest expense, net of tax (1):
9% Debentures		4,566	4,566	13,698	13,698
Diluted income available to common shareholders		$181,500	$186,466	$510,351	$526,049

Weighted average common shares outstanding - basic		351,475	362,180	354,272	367,190
Effect of dilutive securities:
Unvested RSUs		2,072	1,697	1,966	1,547
9% Debentures		19,028	19,028	19,028	19,028
Weighted average common shares outstanding - diluted		372,575	382,905	375,266	387,765
Diluted earnings per share		$0.49	$0.49	$1.36	$1.36

(1)	The periods ended September 30, 2019 and 2018 were tax-effected at a rate of 21%.

Note 7. Investments
Fixed income securities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at September 30, 2019 and December 31, 2018 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of September 30, 2019
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$197,748	$1,456	$(75)	$199,129
Obligations of U.S. states and political subdivisions		1,552,283	108,763	(494)	1,660,552
Corporate debt securities		2,653,124	74,630	(3,151)	2,724,603
Asset backed securities (“ABS”)		212,792	2,819	(65)	215,546
Residential mortgage backed securities (“RMBS”)		248,098	1,022	(2,663)	246,457
Commercial mortgage backed securities (“CMBS”)		280,364	6,714	(266)	286,812
Collateralized loan obligations (“CLOs”)		329,484	81	(1,672)	327,893
Total fixed income securities		$5,473,893	$195,485	$(8,386)	$5,660,992

MGIC Investment Corporation - Q3 2019 | 18

Details of fixed income securities by category as of December 31, 2018
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,655	$597	$(1,076)	$167,176
Obligations of U.S. states and political subdivisions		1,701,826	29,259	(10,985)	1,720,100
Corporate debt securities		2,439,173	2,103	(40,514)	2,400,762
ABS		111,953	226	(146)	112,033
RMBS		189,238	32	(10,309)	178,961
CMBS		276,352	888	(9,580)	267,660
CLOs		310,587	2	(5,294)	305,295
Total fixed income securities		$5,196,784	$33,107	$(77,904)	$5,151,987

(1)	At September 30, 2019 and December 31, 2018, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The increase in gross unrealized gains and the decrease in gross unrealized losses in our fixed income securities from December 31, 2018 to September 30, 2019 were primarily caused by declines in interest rates during that period.

We had $13.8 million and $13.5 million of investments at fair value on deposit with various states as of September 30, 2019 and December 31, 2018, respectively, due to regulatory requirements of those state insurance departments.

The amortized cost and fair values of fixed income securities at September 30, 2019, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		September 30, 2019
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$372,478	$373,388
Due after one year through five years		1,928,972	1,966,387
Due after five years through ten years		1,001,486	1,059,774
Due after ten years		1,100,219	1,184,735
		4,403,155	4,584,284

ABS		212,792	215,546
RMBS		248,098	246,457
CMBS		280,364	286,812
CLOs		329,484	327,893
Total as of September 30, 2019		$5,473,893	$5,660,992

Proceeds from sales of fixed income securities classified as available-for-sale were $201.4 million and $338.9 million during the nine months ended September 30, 2019 and 2018, respectively. Gross gains of $3.3 million and $5.3 million and gross losses of $0.7 million and $3.0 million were realized on those sales during the three and nine months ended September 30, 2019, respectively. Gross gains of $0.3 million and $0.4 million and gross losses of $2.3 million and $3.3 million were realized on those sales during the three and nine months ended September 30, 2018, respectively. During the nine months ended September 30, 2019, we recorded other-than-temporary impairment (“OTTI”) losses of $0.1 million. During the three and nine months ended September 30, 2018, we recorded OTTI losses of $0.5 million and $1.8 million, respectively.

MGIC Investment Corporation - Q3 2019 | 19

Equity securities
The cost and fair value of investments in equity securities at September 30, 2019 and December 31, 2018 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of September 30, 2019
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,205	$163	$(8)	$17,360

Details of equity security investments as of December 31, 2018
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$3,993	$11	$(72)	$3,932

For the three and nine months ended September 30, 2019, we recognized an insignificant amount and $0.2 million, respectively, of net gains on equity securities still held as of September 30, 2019. For the nine months ended September 30, 2018, we recognized $3.6 million of net gains on equity securities still held as of September 30, 2018.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank (“FHLB”) stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance. As of September 30, 2019, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $165.4 million.

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of September 30, 2019
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$25,284	$(48)	$7,364	$(27)	$32,648	$(75)
Obligations of U.S. states and political subdivisions		4,965	(467)	10,007	(27)	14,972	(494)
Corporate debt securities		135,541	(2,818)	78,842	(333)	214,383	(3,151)
ABS		8,998	(65)	—	—	8,998	(65)
RMBS		47,166	(309)	116,534	(2,354)	163,700	(2,663)
CMBS		21,882	(196)	13,579	(70)	35,461	(266)
CLOs		147,272	(1,008)	113,322	(664)	260,594	(1,672)
Total		$391,108	$(4,911)	$339,648	$(3,475)	$730,756	$(8,386)

MGIC Investment Corporation - Q3 2019 | 20

Unrealized loss aging for securities by type and length of time as of December 31, 2018
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$23,710	$(15)	$69,146	$(1,061)	$92,856	$(1,076)
Obligations of U.S. states and political subdivisions		316,655	(3,875)	358,086	(7,110)	674,741	(10,985)
Corporate debt securities		1,272,279	(18,130)	785,627	(22,384)	2,057,906	(40,514)
ABS		51,324	(146)	—	—	51,324	(146)
RMBS		24	—	178,573	(10,309)	178,597	(10,309)
CMBS		65,704	(1,060)	163,272	(8,520)	228,976	(9,580)
CLOs		296,497	(5,294)	—	—	296,497	(5,294)
Total		$2,026,193	$(28,520)	$1,554,704	$(49,384)	$3,580,897	$(77,904)

The unrealized losses in all categories of our investments at September 30, 2019 and December 31, 2018 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. There were 183 and 721 securities in an unrealized loss position at September 30, 2019 and December 31, 2018, respectively.

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
Collateralized loan obligations ("CLOs") are valued by evaluating manager rating, seniority in the capital structure, assumptions about prepayment, default and recovery and their impact on cash flow generation. Loan level net asset values are determined and aggregated for tranches and as a final step prices are checked against available recent trade activity.

MGIC Investment Corporation - Q3 2019 | 21

Level 3 measurements

•
Real estate acquired is valued at the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

Assets measured at fair value, by hierarchy level, as of September 30, 2019 and December 31, 2018 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2018 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of September 30, 2019
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$199,129	$40,545	$158,584	$—
Obligations of U.S. states and political subdivisions		1,660,552	—	1,660,552	—
Corporate debt securities		2,724,603	—	2,724,603	—
ABS		215,546	—	215,546	—
RMBS		246,457	—	246,457	—
CMBS		286,812	—	286,812	—
CLOs		327,893	—	327,893	—
Total fixed income securities		5,660,992	40,545	5,620,447	—
Equity securities		17,360	17,360	—	—
Other (1)		161,518	161,518	—	—
Real estate acquired (2)		7,779	—	—	7,779
Total		$5,847,649	$219,423	$5,620,447	$7,779

Assets carried at fair value by hierarchy level as of December 31, 2018
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,176	$42,264	$124,912	$—
Obligations of U.S. states and political subdivisions		1,720,100	—	1,720,087	13
Corporate debt securities		2,400,762	—	2,400,762	—
ABS		112,033	—	112,033	—
RMBS		178,961	—	178,961	—
CMBS		267,660	—	267,660	—
CLOs		305,295	—	305,295	—
Total fixed income securities		5,151,987	42,264	5,109,710	13
Equity securities		3,932	3,932	—	—
Other (1)		96,403	96,403	—	—
Real estate acquired (2)		14,535	—	—	14,535
Total		$5,266,857	$142,599	$5,109,710	$14,548

(1)	Consists of money market funds included in “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” on the consolidated balance sheets.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in “Other assets” on the consolidated balance sheets.

MGIC Investment Corporation - Q3 2019 | 22

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2019 and 2018 is shown in tables 8.2a through 8.2d below. As shown in table 8.2d below, we transferred our FHLB stock out of Level 3 assets, and it is carried at cost, which approximates fair value, on our consolidated balance sheet in “Other invested assets.” There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended September 30, 2019
Table	8.2a
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at June 30, 2019		$—	$—	$—	$10,250
Purchases		—	—	—	4,681
Sales		—	—	—	(7,173)
Included in earnings and reported as losses incurred, net		—	—	—	21
Balance at September 30, 2019		$—	$—	$—	$7,779

Fair value roll-forward for financial instruments classified as Level 3 for the nine months ended September 30, 2019
Table	8.2b
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2018		$13	$—	$13	$14,535
Purchases		—	—	—	19,872
Sales		(13)	—	(13)	(26,197)
Included in earnings and reported as losses incurred, net		—	—	—	(431)
Balance at September 30, 2019		$—	$—	$—	$7,779

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended September 30, 2018
Table	8.2c
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at June 30, 2018		192	1,168	1,360	13,321
Purchases		—	—	—	7,979
Sales		(115)	—	(115)	(8,511)
Included in earnings and reported as net realized investment gains		—	3,663	3,663	—
Included in earnings and reported as losses incurred, net		—	—	—	(450)
Balance at September 30, 2018		$77	$4,831	$4,908	$12,339

Fair value roll-forward for financial instruments classified as Level 3 for the nine months ended September 30, 2018
Table	8.2d
(In thousands)		Fixed income	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2017		271	4,268	4,539	12,713
Transfers out of Level 3		—	(3,100)	(3,100)	—
Purchases		—	—	—	24,742
Sales		(194)	—	(194)	(24,012)
Included in earnings and reported as net realized investment gains		—	3,663	3,663	—
Included in earnings and reported as losses incurred, net		—	—	—	(1,104)
Balance at September 30, 2018		$77	$4,831	$4,908	$12,339

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

MGIC Investment Corporation - Q3 2019 | 23

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
Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2019 and December 31, 2018.

Financial assets and liabilities not measured at fair value
Table	8.3
		September 30, 2019		December 31, 2018
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		$155,000	$156,637	$155,000	$150,551
5.75% Senior Notes		420,578	467,317	419,713	425,791
9% Convertible Junior Subordinated Debentures		256,872	351,699	256,872	338,069
Total financial liabilities		$832,450	$975,653	$831,585	$914,411

Note 9. Other Comprehensive Income
The pretax and related income tax (expense) benefit components of our other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2019	2018	2019	2018
Net unrealized investment gains (losses) arising during the period		$39,712	$(15,288)	$231,895	$(109,433)
Income tax (expense) benefit		(8,340)	3,211	(48,698)	22,981
Net of taxes		31,372	(12,077)	183,197	(86,452)

Net changes in benefit plan assets and obligations		2,024	558	6,074	1,674
Income tax expense		(424)	(118)	(1,275)	(352)
Net of taxes		1,600	440	4,799	1,322

Total other comprehensive income (loss)		41,736	(14,730)	237,969	(107,759)
Total income tax (expense) benefit		(8,764)	3,093	(49,973)	22,629
Total other comprehensive income (loss), net of tax		$32,972	$(11,637)	$187,996	$(85,130)

MGIC Investment Corporation - Q3 2019 | 24

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2019	2018	2019	2018
Reclassification adjustment for net realized gains (losses) (1)		$2,772	$(2,567)	$1,794	$(6,279)
Income tax (expense) benefit		(582)	539	(376)	1,318
Net of taxes		2,190	(2,028)	1,418	(4,961)

Reclassification adjustment related to benefit plan assets and obligations (2)		(2,024)	(558)	(6,074)	(1,674)
Income tax benefit		424	118	1,275	352
Net of taxes		(1,600)	(440)	(4,799)	(1,322)

Total reclassifications		748	(3,125)	(4,280)	(7,953)
Total income tax (expense) benefit		(158)	657	899	1,670
Total reclassifications, net of tax		$590	$(2,468)	$(3,381)	$(6,283)

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the nine months ended September 30, 2019, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Nine Months Ended September 30, 2019
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance, December 31, 2018, net of tax		$(35,389)	$(88,825)	$(124,214)
Other comprehensive income before reclassifications		184,615	—	184,615
Less: Amounts reclassified from AOCI		1,418	(4,799)	(3,381)
Balance, September 30, 2019, net of tax		$147,808	$(84,026)	$63,782

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2019 and 2018.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2019	2018	2019	2018
Service cost		$2,086	$2,633	$337	$290
Interest cost		3,926	3,774	283	208
Expected return on plan assets		(4,866)	(5,563)	(1,447)	(1,590)
Amortization of net actuarial losses/(gains)		2,103	1,734	—	(62)
Amortization of prior service cost/(credit)		(71)	(88)	(8)	(1,026)
Net periodic benefit cost (benefit)		$3,178	$2,490	$(835)	$(2,180)

MGIC Investment Corporation - Q3 2019 | 25

Components of net periodic benefit cost
Table	10.2
		Nine Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(in thousands)		2019	2018	2019	2018
Service cost		$6,258	$7,898	$1,009	$870
Interest cost		11,779	11,321	848	625
Expected return on plan assets		(14,599)	(16,688)	(4,339)	(4,769)
Recognized net actuarial gain (loss)		6,309	5,203	—	(187)
Amortization of prior service cost		(211)	(263)	(25)	(3,078)
Net period benefit cost (benefit)		$9,536	$7,471	$(2,507)	$(6,539)

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

Losses incurred on delinquencies that occurred in the current year decreased in the first nine months of 2019 compared to the same period in 2018, due to a decrease in the estimated claim rate on delinquencies that occurred in the current year.

For the nine months ended September 30, 2019 and 2018, we experienced favorable loss reserve development on previously received delinquencies. This was, in large part, due to the resolution of approximately 61% and 65%, respectively, of the prior year delinquent inventory, with lower claim rates due to improved cure rates. The favorable loss reserve development resulting from a reduction in the estimated claim rate was partially offset in the nine months ended September 30, 2019 by the recognition of a probable loss of $23.5 million related to litigation of our claims paying practices and an increase in our LAE reserves, and for the nine months ended September 30, 2018, by an increase in our severity assumption on previously received delinquencies and an increase in our LAE reserves.

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

MGIC Investment Corporation - Q3 2019 | 26

During the first nine months of 2019 and 2018, our losses paid included amounts paid upon commutation of coverage of pools of non-performing loans (“NPLs”). The impacts of these payments were as follows:

•	2019 - 195 items were removed from the delinquent inventory with an amount paid of $4 million.

•	2018 - 1,243 items were removed from the delinquent inventory with an amount paid of $40 million.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $31 million and $40 million at September 30, 2019 and December 31, 2018, respectively.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2019 and 2018.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Nine Months Ended September 30,
(In thousands)		2019	2018
Reserve at beginning of period		$674,019	$985,635
Less reinsurance recoverable		33,328	48,474
Net reserve at beginning of period		640,691	937,161

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		142,644	155,808
Prior years (1)		(47,760)	(146,931)
Total losses incurred		94,884	8,877

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		980	2,449
Prior years		165,844	257,808
Reinsurance terminations		(13,980)	(1,984)
Total losses paid		152,844	258,273
Net reserve at end of period		582,731	687,765
Plus reinsurance recoverables		19,566	33,281
Reserve at end of period		$602,297	$721,046

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first nine months of 2019 and 2018 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Nine Months Ended September 30,
(In millions)		2019	2018
Decrease in estimated claim rate on primary defaults		$(94)	$(184)
Increase in estimated severity on primary defaults		2	22
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		44	15
Total prior year loss development (1)		$(48)	$(147)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Delinquent inventory
A rollforward of our primary delinquent inventory for the three and nine months ended September 30, 2019 and 2018 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the accuracy of the data provided by servicers, the number of business days in a month, transfers of servicing between loan servicers and whether all servicers have provided the reports in a given month.

MGIC Investment Corporation - Q3 2019 | 27

Delinquent inventory rollforward
Table	11.3
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Delinquent inventory at beginning of period		29,795	36,037	32,898	46,556
New notices		14,019	13,569	40,545	40,351
Cures		(12,592)	(14,197)	(39,822)	(47,620)
Paid claims		(1,045)	(1,374)	(3,345)	(4,446)
Rescissions and denials		(42)	(56)	(141)	(200)
Other items removed from inventory		(195)	(581)	(195)	(1,243)
Delinquent inventory at end of period		29,940	33,398	29,940	33,398

When compared to the prior year periods, the decrease in the primary delinquent inventory experienced during the three and nine months ended September 30, 2019 and 2018 was generally across all markets and primarily in book years 2008 and prior. New notices increased in the three and nine months ended September 2019 when compared to the same periods of 2018 primarily due to our larger, more recent book years entering their expected peak loss years, and an overall increase in our insurance in force and policies in force. New notice activity in the three months ended September 30, 2019 exceeded the reductions to our delinquent inventory resulting in a slight increase in our delinquent inventory from June 30, 2019.

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it becomes more likely to result in a claim.

Primary delinquent inventory - consecutive months delinquent
Table	11.4
		September 30, 2019	December 31, 2018	September 30, 2018
3 months or less		9,462	9,829	9,484
4-11 months		9,082	9,655	9,564
12 months or more (1)		11,396	13,414	14,350
Total		29,940	32,898	33,398
3 months or less		32%	30%	28%
4-11 months		30%	29%	29%
12 months or more		38%	41%	43%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		557	809	766

(1)
Approximately 36%, 38%, and 39% of the primary delinquent inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

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

Note 12. Shareholders’ Equity
Share repurchase programs
During the nine months ending September 30, 2019 we repurchased approximately 7.3 million shares of our common stock at a weighted average cost per share of $12.92, which included commissions. We may repurchase up to an additional $131 million of our common stock through the end of 2020 under a share repurchase program approved by our Board of Directors in the first quarter of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Cash dividends
In September 2019, we paid a quarterly cash dividend of $0.06 per share to shareholders which totaled $21 million. On October 24, 2019, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.06 per share payable on November 25, 2019, to shareholders of record at the close of business on November 11, 2019.

Note 13. Share-Based Compensation
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years.

Table 13.1 shows the number of restricted stock units (RSUs) granted to employees and the weighted average fair value per share during the periods presented (shares in thousands).

Restricted stock unit grants
Table	13.1
		Nine months ended September 30,
		2019		2018
		RSUs Granted	Weighted Average Share Fair Value	RSUs Granted	Weighted Average Share Fair Value
RSUs subject to performance conditions		1,378	$11.76	1,239	$15.80
RSUs subject only to service conditions		605	12.21	447	15.39

MGIC Investment Corporation - Q3 2019 | 28

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

At September 30, 2019, MGIC’s risk-to-capital ratio was 9.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.9 billion above the required MPP of $1.6 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our QSR Transactions and Home Re Transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, matters that could negatively affect such compliance are discussed in the rest of these consolidated financial statement footnotes.

At September 30, 2019, the risk-to-capital ratio of our combined insurance operations was 9.8 to 1.

The NAIC has previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk, minimum capital floors, and action level triggers. Currently, we believe that the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.

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

Tax and Loss Bonds
As a mortgage guaranty insurer, we are eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the IRC for amounts required by state law or regulation to be set aside in statutory contingency reserves. The deduction is allowed only to the extent that we purchase tax and loss bonds (“T&L Bonds”) in an amount equal to the tax benefit derived from deducting any portion of our statutory contingency reserves. During the nine months ended September 30, 2019, we had net purchases of T&L Bonds in the amount of $126 million. Under statutory accounting practices, purchases of T&L Bonds are accounted for as investments. Under GAAP, purchases of T&L Bonds are accounted for as a payment of current taxes.

Dividend restrictions
In each of the first three quarters of 2019, MGIC paid a $70 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without such dividends being subject to regulatory disapproval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in their contingency reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is lowered.

MGIC Investment Corporation - Q3 2019 | 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter of 2019. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2019 | 30

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data, unaudited)	2019	2018	% Change	2019	2018	% Change
Selected statement of operations data
Total revenues	$318.4	$290.4	10	$902.4	$838.2	8
Losses incurred, net	34.0	(1.5)	N/M	94.9	8.9	N/M
Other underwriting and operating expenses, net	45.2	43.7	3	134.1	131.6	2
Income before tax	223.1	231.9	(4)	625.3	649.4	(4)
Provision for income taxes	46.2	50.0	(8)	128.6	137.1	(6)
Net income	176.9	181.9	(3)	496.7	512.4	(3)
Diluted income per share	$0.49	$0.49	—	$1.36	$1.36	—

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$218.9	$230.8	(5)	$621.5	$650.6	(4)
Adjusted net operating income	173.6	180.9	(4)	493.7	514.7	(4)
Adjusted net operating income per diluted share	$0.48	$0.48	—	$1.35	$1.36	(1)
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of third quarter 2019 results
Comparative quarterly results
We recorded third quarter 2019 net income of $176.9 million, or $0.49 per diluted share. Net income decreased by $5.0 million (3%) from net income of $181.9 million in the prior year, primarily reflecting an increase in losses incurred, net, partially offset by an increase in revenues and a decrease in our provision for income taxes. Diluted income per share was unchanged as a decrease in our weighted average shares outstanding offset the decline in net income.

Adjusted net operating income for the third quarter 2019 was $173.6 million (Q3 2018: $180.9 million) and adjusted net operating income per diluted share was $0.48 (Q3 2018: $0.48). Adjusted net operating income per diluted share was unchanged from the prior year period as a decrease in our diluted weighted average shares outstanding offset the decline in adjusted net operating income.

Losses incurred, net for the third quarter of 2019 were $34.0 million, an increase of $35.5 million compared to the prior year. The increase was primarily due to a lower level of favorable loss reserve development on previously received delinquencies when compared to the prior year. The estimated claim rate on new notices in the third quarter of 2019 was 8%, compared to 9% in the prior year.

The decrease in our provision for income taxes in the third quarter of 2019 as compared to the prior year was due to a decrease in income before tax and a lower effective tax rate.

Comparative year to date results
We recorded net income of $496.7 million, or $1.36 per diluted share during the first nine months of 2019. Net income decreased by $15.7 million from net income of $512.4 million in the prior year, primarily reflecting an increase in losses incurred, net, partially offset by an increase in revenues and a decrease in our provision for income taxes. Diluted income per share was the same as the prior year as a decrease in our diluted weighted average shares outstanding offset the decline in net income.

Adjusted net operating income for the first nine months of 2019 was $493.7 million (YTD 2018: $514.7 million) and adjusted net operating income per diluted share was $1.35 (YTD 2018: $1.36). Adjusted net operating income per diluted share was comparable to the prior year as a decrease in our diluted weighted average shares outstanding partially offset the decline in adjusted net operating income.

Losses incurred, net for the first nine months of 2019 were $94.9 million, an increase of $86.0 million over the prior year. The increase was due to a lower level of favorable loss reserve development on previously received delinquencies and the recognition of a probable loss of $23.5 million for litigation of our claims paying practices during the first quarter of 2019. The increase was offset in part by lower current year losses incurred as the estimated claim rate on new notices in the first nine months of 2019 was 8%, compared to 9% in the prior year.

The decrease in our provision for income taxes in the first nine months of 2019 as compared to the prior year was primarily due to a decrease in income before tax.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and nine months ended September 30, 2019 compared to the respective prior year periods.

MGIC Investment Corporation - Q3 2019 | 31

Capital
MGIC dividend payments to our holding company
In the first nine months of 2019, MGIC paid a total of $210 million in dividends to our holding company. We expect MGIC to pay dividends of at least $280 million in 2020, subject to approval by MGIC’s Board of Directors. We ask the OCI not to object before MGIC pays dividends.

Share repurchase programs
In the first three quarters of 2019, we repurchased approximately 7.3 million shares of our common stock, using approximately $94 million of holding company resources. We may repurchase up to an additional $131 million of our common stock through the end of 2020 under a share repurchase program approved by our Board of Directors in the first quarter of 2019. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. As of September 30, 2019, we had approximately 349 million shares of common stock outstanding.

Dividends to shareholders
In September 2019, MGIC paid a dividend of $0.06 per common share totaling $21 million to its shareholders. On October 24, 2019, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on November 11, 2019, payable on November 25, 2019.

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

è
The GSEs may amend the PMIERs at any time and may make the PMIERs more onerous in the future. The GSEs have indicated that there may be potential future implications for PMIERs based upon feedback the FHFA receives on its June 2018 proposed rule on regulatory capital requirements for the GSEs, which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance. The FHFA recently indicated that the capital requirements will be finalized no earlier than the end of 2019 and may not be finalized until Spring 2020. Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan (discussed below) could have future implications for PMIERs. In addition, the PMIERs provide that the factors that determine Minimum Required Assets will be updated every two years and may be updated more frequently to reflect changes in macroeconomic conditions or loan performance. The GSEs have indicated that they will generally provide notice 180 days prior to the effective date of such updates.

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

While on an overall basis, the amount of Available Assets MGIC must hold in order to continue to insure GSE loans is greater under the PMIERs than what state regulation currently requires, our reinsurance transactions mitigate the negative effect of the PMIERs on our returns. However, reinsurance may not always be available to us or available on similar terms and our quota share reinsurance subjects us to counterparty credit risk. The total credit for risk ceded under our reinsurance transactions is subject to a modest reduction. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions.

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

At September 30, 2019, MGIC’s risk-to-capital ratio was 9.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.9 billion above the required MPP of $1.6 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our QSR Transactions and Home Re Transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At September 30, 2019, the risk-to-capital ratio of our combined insurance operations was 9.8 to 1.

The NAIC has previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In May 2016, a working group of state regulators released an exposure draft of a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions

MGIC Investment Corporation - Q3 2019 | 32

to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk, minimum capital floors, and action level triggers. Currently we believe that the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.

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

In September 2019, at the direction of President Trump, the U.S. Treasury Department (“Treasury”) released the “Treasury Housing Reform Plan” (the “Plan”). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the QM rule of the CFPB, transferring risk to the private sector, and eliminating the GSE Patch (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the Federal Government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Also, in September 2019, the Treasury and FHFA entered into a letter agreement that will allow the GSEs to remit less of their earnings to the government, which will help them rebuild their capital.

The impact of the Plan on private mortgage insurance is unclear. It does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand CRT programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about CRT programs, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

The current GSE Patch expands the definition of QM under the TILA (Regulation Z) to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the DTI ratio limit of 43% included in the standard QM definition.

The GSE Patch is scheduled to expire no later than January 2021. In July 2019, the CFPB released an Advanced Notice of Proposed Rulemaking on the QM definition. The director of the CFPB indicated that the CFPB would consider only a short-term extension of the GSE Patch. Approximately 30%, 24% and 22% of our NIW in the first, second and third quarters of 2019, respectively, was on loans with DTI ratios greater than 43%.

However, it is possible that not all future loans with DTI ratios greater than 43% will be affected by a sunset of the GSE Patch, in part because the standard QM definition may be liberalized under the new rules. In this regard, we note that the CFPB asked for comment about whether the definition of QM should retain a direct measure of a consumer’s personal finances (for example, DTI ratio); whether the definition should include an alternative method for assessing financial capacity; whether, if the QM definition retains a DTI ratio limit, the limit should remain 43% or be increased or decreased; and whether loans with DTI ratios above a prescribed limit should be given QM status if certain compensating factors are present. In addition, the Plan indicates that, pending legislation, the GSE Patch should expire; the CFPB should amend its ability-to-repay rule under TILA (“ATR rule”) to establish a clear bright line safe harbor that replaces the GSE Patch; and the FHFA and the CFPB should continue to coordinate their efforts to avoid market disruption in connection with the expiration of the GSE Patch and the implementation of any amendments to the CFPB’s ATR rule.

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
The rule that includes the QM definition that applies to loans insured by the FHA was issued by the Department of Housing and Urban Development (“HUD”) and that definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows the lender certain presumptions about compliance with the ATR rule on higher priced loans. It is possible that, in the future, lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

However, in September 2019, HUD released its Housing Reform Plan and indicated that of the FHA should refocus on its mission of providing housing finance support to low and moderate-income families that cannot be fulfilled through traditional underwriting. In addition, Treasury’s Plan indicated that the FHFA and HUD should develop and implement a specific understanding as to the appropriate roles and overlap between the GSEs and FHA, including with respect to the GSEs’ acquisitions of high LTV and high DTI loans.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

MGIC Investment Corporation - Q3 2019 | 33

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

MGIC Investment Corporation - Q3 2019 | 34

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
Other
Certain activities that we do not consider part of our fundamental operating activities may also impact our results of operations and include the following.
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

MGIC Investment Corporation - Q3 2019 | 35

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

(4)
Infrequent or unusual non-operating items. Income tax expense in 2018 related to our IRS dispute is related to past transactions which are non-recurring in nature and are not part of our primary operating activities.

MGIC Investment Corporation - Q3 2019 | 36

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended September 30,
	2019			2018
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$223,120	$46,186	$176,934	$231,894	$49,994	$181,900
Adjustments:
Additional income tax benefit (provision) related to IRS litigation	—	—	—	—	154	(154)
Net realized investment (gains) losses	(4,175)	(877)	(3,298)	(1,114)	(234)	(880)
Adjusted pre-tax operating income / Adjusted net operating income	$218,945	$45,309	$173,636	$230,780	$49,914	$180,866

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			372,575			382,905

Net income per diluted share			$0.49			$0.49
Additional income tax (benefit) provision related to IRS litigation			—			—	(1)
Net realized investment (gains) losses			(0.01)			—	(1)
Adjusted net operating income per diluted share			$0.48			$0.48

(1) For the three months ended September 30, 2018, the individual adjustments are each less than $0.01 per diluted share, but collectively aggregate to $0.01 per diluted share.

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Nine Months Ended September 30,
	2019			2018
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$625,267	$128,614	$496,653	$649,441	$137,090	$512,351
Adjustments:
Additional income tax benefit (provision) related to IRS litigation	—	—	—	—	(1,477)	1,477
Net realized investment (gains) losses	(3,772)	(792)	(2,980)	1,112	234	878
Adjusted pre-tax operating income / Adjusted net operating income	$621,495	$127,822	$493,673	$650,553	$135,847	$514,706

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			375,266			387,765

Net income per diluted share			$1.36			$1.36
Additional income tax (benefit) provision related to IRS litigation			—			—
Net realized investment (gains) losses			(0.01)			—
Adjusted net operating income per diluted share			$1.35			$1.36

MGIC Investment Corporation - Q3 2019 | 37

Mortgage Insurance Portfolio

New insurance written
According to Inside Mortgage Finance and GSE estimates, total mortgage originations for the third quarter and first nine months of 2019, on average, are estimated to have increased from the respective prior year periods. The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations as PMI market share is 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

NIW for the third quarter of 2019 was $19.1 billion (Q3 2018: $14.5 billion) and for the first nine months of 2019 was $44.1 billion (YTD 2018: $38.3 billion).

The following tables present characteristics of our primary NIW for the three and nine months ended September 30, 2019 and 2018.

Primary NIW by FICO score
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2019	2018	2019	2018
760 and greater	46.0%	42.1%	44.3%	42.3%
740 - 759	18.7%	17.0%	18.1%	17.2%
720 - 739	13.7%	14.4%	13.8%	14.6%
700 - 719	10.3%	12.2%	11.1%	11.9%
680 - 699	6.8%	7.2%	7.1%	7.2%
660 - 679	2.5%	3.8%	3.1%	3.7%
640 - 659	1.4%	2.3%	1.7%	2.2%
639 and less	0.6%	1.0%	0.8%	1.0%

Primary NIW by loan-to-value
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2019	2018	2019	2018
95.01% and above	12.3%	17.4%	14.8%	15.5%
90.01% to 95.00%	43.6%	43.1%	43.1%	43.7%
85.01% to 90.00%	29.7%	28.4%	28.8%	28.7%
80.01% to 85%	14.4%	11.1%	13.3%	12.1%

Primary NIW by debt-to-income ratio (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2019	2018	2019	2018
45.01% and above	12.3%	19.5%	14.6%	19.7%
38.01% to 45.00%	32.8%	33.7%	32.8%	32.5%
38.00% and below	54.9%	46.8%	52.6%	47.8%

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

Primary NIW by policy payment type
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2019	2018	2019	2018
Monthly premiums	84.5%	83.9%	84.3%	82.9%
Single premiums	15.4%	15.9%	15.6%	16.9%
Annual premiums	0.1%	0.2%	0.1%	0.2%

Primary NIW by type of mortgage
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2019	2018	2019	2018
Purchases	79.8%	95.2%	85.7%	92.9%
Refinances	20.2%	4.8%	14.3%	7.1%

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

Persistency. Our persistency was 78.6% at September 30, 2019 compared to 81.7% at December 31, 2018 and 81.0% at September 30, 2018. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

MGIC Investment Corporation - Q3 2019 | 38

IIF and RIF
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2019	2018	2019	2018
NIW	$19.1	$14.5	$44.1	$38.3
Cancellations	(14.9)	(9.4)	(35.7)	(27.4)
Increase in primary IIF	$4.2	$5.1	$8.4	$10.9

(In billions)	2019	2018
Direct primary IIF as of September 30,	$218.1	$205.8
Direct primary RIF as of September 30,	$56.2	$53.1

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

As shown in the following table, as of September 30, 2019 approximately 11% of our primary RIF has been modified.

Modifications
Policy year	HARP Modifications (1)	HAMP & Other Modifications
2003 and prior	9.4%	47.3%
2004	16.9%	52.1%
2005	25.0%	49.3%
2006	28.3%	46.4%
2007	40.8%	35.7%
2008	57.9%	22.1%
2009	49.9%	10.7%
2010 - Q3 2019	—%	0.5%

Total	5.0%	5.8%

(1)	Includes proprietary programs that are substantially the same as HARP.

As of September 30, 2019, based on loan count, the loans associated with 97.7% of HARP modifications and 80.0% of HAMP and other modifications were current.

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

MGIC Investment Corporation - Q3 2019 | 39

The aggregate of our 2009-2019 books and our HARP modifications accounted for approximately 92% of our total primary RIF at September 30, 2019.

Primary RIF
($ in millions)	September 30, 2019		December 31, 2018		September 30, 2018
Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$48,701	87%	$45,083	83%	$43,670	82%
2005 - 2008 (HARP)	2,646	5%	3,109	5%	3,245	6%
Other years (HARP)	119	—%	229	1%	246	1%
Subtotal	51,466	92%	48,421	89%	47,161	89%
2005- 2008 (Non-HARP)	4,025	7%	4,796	9%	5,011	9%
Other years (Non-HARP)	736	1%	846	2%	892	2%
Subtotal	4,761	8%	5,642	11%	5,903	11%
Total Primary RIF	$56,227	100%	$54,063	100%	$53,064	100%

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $387 million ($214 million on pool policies with aggregate loss limits and $173 million on pool policies without aggregate loss limits) at September 30, 2019 compared to $419 million ($228 million on pool policies with aggregate loss limits and $191 million on pool policies without aggregate loss limits) at December 31, 2018. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In connection with the GSEs' CRT programs, insurance subsidiaries of MGIC provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $120 million as of September 30, 2019.

MGIC Investment Corporation - Q3 2019 | 40

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2019 and 2018.

Revenues

Revenues
	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	% Change	2019	2018	% Change
Net premiums written	$259.4	$251.9	3	$747.3	$744.2	—

Net premiums earned	$267.9	$250.4	7	$764.7	$729.5	5
Investment income, net of expenses	42.7	36.4	17	125.7	103.0	22
Net realized investment gains (losses)	4.2	1.1	N/M	4.0	(1.1)	N/M
Other revenue	3.6	2.5	43	7.9	6.8	16
Total revenues	$318.4	$290.4	10	$902.3	$838.2	8
Net premiums written and earned
Comparative quarterly results
NPW and NPE increased for the three months ended September 30, 2019 compared with the prior year reflecting an increase in premiums from a higher average insurance in force and an increase in premiums from single premium policy cancellations, partially offset by lower premium rates on our insurance in force and higher ceded premiums when compared to the same period of the prior year. The increase in ceded premiums was due to premiums ceded under our Home Re Transactions.

Comparative year to date results
NPW increased slightly and NPE increased for the nine months ended September 30, 2019 when compared to the prior year period primarily reflecting an increase in premiums from higher average insurance in force and an increase in premiums from single premium policy cancellations, offset in part by an increase in ceded premiums and lower premium rates on our insurance in force. The increase in ceded premiums was due to premiums ceded under our Home Re Transactions, and a higher percentage of our IIF covered by quota share reinsurance.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

MGIC Investment Corporation - Q3 2019 | 41

Premium yields
Net premium yield (NPE divided by average IIF) for the third quarter of 2019 was 49.6 basis points (Q3 2018: 49.3 basis points) and our net premium yield for the nine months ended September 30, 2019 was 47.8 basis points (YTD 2018: 48.9 basis points). Our net premium yield is influenced by a number of key drivers, which have a varying impact from period to period.

The following table presents the key drivers of our net premium yield for the three and nine months ended September 30, 2019 from the respective prior year periods.

Premium Yields
	Three Months Ended September 30,		Nine Months Ended September 30,
(Basis points)	2019	2018	2019	2018
Inforce portfolio yield (1)	51.1	52.8	51.7	52.9
Single premium policy persistency	3.5	1.3	2.2	1.3
Total direct premium yield	54.6	54.1	53.9	54.2
Ceded premiums earned, net of profit commissions and assumed premiums (2)	(5.0)	(4.8)	(6.1)	(5.3)
Net premium yield	49.6	49.3	47.8	48.9

(1)	Total direct premiums earned, excluding accelerated premiums from single premium policy cancellations.

(2)	Ceded premiums earned, net of profit commissions and assumed premiums. Assumed premiums include our participation in GSE CRT programs, of which the impact on total revenues was immaterial.

Changes in our premium yields when compared to the respective prior year periods reflect the following:

Key Driver:	Explanation:
Direct premiums earned - inforce portfolio (including premium refunds on cancellations and change in accrual)	è
A larger percentage of our IIF is from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition and insuring mortgages with lower risk characteristics, and certain policies undergoing premium rate resets on their ten-year anniversaries.

	è	Premium refunds adversely impact our premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquent inventory.
Single premium policy persistency	è	Greater amounts of accelerated earned premium from cancellations of single premium policies prior to their estimated policy life, primarily due to increased refinancing activity.
Ceded premiums earned, net of profit commissions and assumed premiums	è
More of an adverse impact as the 2019 periods include ceded premiums under our excess-of-loss reinsurance transactions (Home Re Transactions), which were not in effect in the respective prior year periods.

We expect our net premium yield to continue to decline as older insurance policies with higher premium rates run off or have their premium rates reset, and new insurance policies with lower premium rates are written.

MGIC Investment Corporation - Q3 2019 | 42

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

Covered risk
The amount of our NIW subject to our QSR Transactions as shown in the following table will vary from period to period in part due to coverage limits that may be triggered depending on the mix of our risk written during the period. The 2019 QSR Transaction covering our 2019 NIW increased thresholds for risk written on loans with LTV ratios of 95% or greater and loans with DTI ratios greater than 45%, each when compared to our 2018 QSR Transaction. The NIW subject to quota share reinsurance increased for the nine months ended September 30, 2019 when compared to the same period of the prior year due to the increased threshold on risk written on loans with DTI ratios greater than 45% and a decrease in the percentage of our NIW with DTI ratios greater than 45%. In the first nine months of 2018, the risk written on loans with DTI ratios greater than 45% exceeded the threshold.

We terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and entered into an amended quota share reinsurance agreement with certain participants from the existing reinsurance panel that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. The reduction in the cede rate resulted in a reduction to our ceded RIF but does not impact our determination of the amount of IIF subject to quota share reinsurance agreements. During the second quarter of 2019, we incurred a termination fee of $6.8 million, which was paid in July to participants of the reinsurance panel that are not participating in the amended 2015 QSR Transaction. Under the amended terms we will generally receive a profit commission provided that the loss ratio on the covered loans remains below 68%.

The following table provides information related to our quota share reinsurance agreements for 2019 and 2018.

Quota share reinsurance
	As of and For the Nine Months Ended September 30,
($ in thousands, unless otherwise stated)	2019	2018
NIW subject to quota share reinsurance agreements	83%	75%
IIF subject to quota share reinsurance agreements	78%	78%

Statements of operations:
Ceded premiums written and earned, net of profit commission	$87,721	$79,716
% of direct premiums written	11%	10%
% of direct premiums earned	11%	10%
Profit commission	108,079	111,622
Ceding commissions	37,807	38,268
Ceded losses incurred	7,845	3,531

Mortgage insurance portfolio:
Ceded RIF (in millions)	$10,807	$12,581

Excess-of-loss reinsurance
Our excess-of-loss reinsurance provides $604.6 million of loss coverage on an existing portfolio of inforce policies having an inforce date on or after July 1, 2016 and before April 1, 2019. As of September 30, 2019, the aggregate exposed principal balances under the Home Re 2018-01 and 2019-01 transactions were approximately $6.2 billion and $6.6 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. We ceded premiums of $5.4 million and $12.4 million for the three and nine months ended September 30, 2019, respectively.

We expect that we may enter into similar excess-of-loss reinsurance transactions if capital market conditions remain favorable.

Investment income
Comparative quarterly and year to date results
Net investment income in the third quarter and first nine months of 2019 was $42.7 million and $125.7 million, respectively, up from $36.4 million and $103.0 million in the respective prior year periods. The increases in investment income were due to an increase in the average balance of the investment portfolio along with higher investment yields over the periods.

MGIC Investment Corporation - Q3 2019 | 43

Losses and expenses

Losses and expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Losses incurred, net	$34.0	$(1.5)	$94.9	$8.9
Amortization of deferred policy acquisition costs	3.1	3.2	8.4	8.6
Other underwriting and operating expenses, net	45.2	43.7	134.1	131.6
Interest expense	12.9	13.3	39.7	39.7
Total losses and expenses	$95.3	$58.6	$277.1	$188.8

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

Comparative quarterly results
Losses incurred, net in the third quarter of 2019 were $34.0 million compared to ($1.5) million in the prior year. The increase was due to a lower amount of favorable loss reserve development on previously received delinquencies. During the third quarter of 2019 there was a $27 million reduction in losses incurred due to positive development on our primary loss reserves, before reinsurance, for previously received delinquent notices, compared to $59 million in the third quarter of 2018. Current year losses incurred increased due to an increase in LAE reserves and less of a decrease in IBNR reserves, offset in part by a lower claim rate on new notices when compared to the prior year.

Comparative year to date results
Losses incurred, net in the nine months ended September 30, 2019 were $94.9 million compared to $8.9 million in the prior year period. The increase was due to lower favorable loss reserve development on previously received delinquencies in the current year period, which includes the recognition of a probable loss of $23.5 million for litigation of our claims paying practices. Losses incurred on current year delinquencies declined due to a lower estimated claim rate on delinquencies that occurred in the current year when compared to the prior year.

Composition of losses incurred
	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	% Change	2019	2018	% Change
Current year / New notices	$48.6	$47.4	2	$142.6	$155.8	(8)
Prior year reserve development	(14.6)	(49.0)	(70)	(47.8)	(146.9)	(67)
Losses incurred, net	$34.0	$(1.5)	N/M	$94.9	$8.9	N/M

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio for the three and nine months ended September 30, 2019 compared to the respective prior year periods was primarily due to an increase in losses incurred, net, offset in part by an increase in net premiums earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss ratio	12.7%	(0.6)%	12.4%	1.2%

New notice claim rate
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

MGIC Investment Corporation - Q3 2019 | 44

New notice claim rate
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
New notices - 2008 and prior (1)	8,614	61%	9,704	72%	26,069	64%	29,384	73%
New notices - 2009 and later	5,405	39%	3,865	28%	14,476	36%	10,967	27%
Total	14,019	100%	13,569	100%	40,545	100%	40,351	100%
Claim rate	8.0%		9.0%		8.0%		9.0%
(1) previously delinquent %	94.0%		94.0%		94.0%		93.0%

Claims severity
Factors that impact claim severity include:

è	exposure to the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 11 - “Loss Reserves,” the average time for servicers to process foreclosures has recently shortened. Therefore, we expect the average number of missed payments at the time a claim is received to be approximately 18 to 24 for new notices received, and expected to be received in 2019, compared to an average of 37 missed payments at the claim received date for claims paid in 2018. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans from 2005 through 2008 (which represent 56% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2019	$42,821	$44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35
Q4 2018	45,366	47,980	105.8%	35
Q3 2018	43,290	47,230	109.1%	35
Q2 2018	44,522	50,175	112.7%	38
Q1 2018	45,597	51,069	112.0%	38
Q4 2017	44,437	49,177	110.7%	36
Q3 2017	43,313	46,389	107.1%	35
Q2 2017	44,747	49,105	109.7%	35
Q1 2017	44,238	49,110	111.0%	35

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and commutations of pools of NPLs.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2019, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $10 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $17 million.

See Note 11 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation - Q3 2019 | 45

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

Delinquent inventory - number of payments delinquent
	September 30, 2019	December 31, 2018	September 30, 2018
3 payments or less	14,690	15,519	14,813
4-11 payments	8,225	8,842	9,156
12 payments or more (1)	7,025	8,537	9,429
Total	29,940	32,898	33,398

3 payments or less	49%	47%	44%
4-11 payments	27%	27%	27%
12 payments or more	24%	26%	28%
Total	100%	100%	99%

(1)
Approximately 34%, 38%, and 39% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and nine months ended September 30, 2019 declined 37% and 41%, respectively, compared to the same periods in the prior year due to lower claim activity on our primary business and NPL settlement activity in the prior year.

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2019 and 2018.

Net losses and LAE paid
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Total primary (excluding settlements)	$47	$65	$151	$220
Claims paying practices and NPL settlements (1)	4	19	4	40
Pool	1	2	2	5
Direct losses paid	52	86	157	265
Reinsurance	(2)	(3)	(7)	(17)
Net losses paid	50	83	150	248
LAE	5	4	17	12
Net losses and LAE paid	$55	$87	167	260
Reinsurance terminations	—	—	(14)	(2)
Net losses and LAE paid	$55	$87	$153	$258

(1)	See Note 11 - “Loss Reserves” for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

Primary claims paid for the top 15 jurisdictions (based on 2019 losses paid) and all other jurisdictions for the three and nine months ended September 30, 2019 and 2018 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Florida	$6	$8	$21	$22
New York	5	7	19	25
New Jersey	5	8	17	34
Illinois	4	4	10	15
Puerto Rico	3	2	9	5
Maryland	3	3	8	13
Pennsylvania	2	3	6	9
Ohio	2	2	5	7
Connecticut	2	1	5	5
California	2	3	5	9
Texas	1	1	3	4
Michigan	1	1	3	4
Virginia	—	1	3	5
Wisconsin	1	1	2	3
Georgia	1	1	2	4
All other jurisdictions	9	19	33	56
Total primary (excluding settlements)	$47	$65	$151	220

The primary average claim paid for the top 5 states (based on 2019 losses paid) for the three and nine months ended September 30, 2019 and 2018 appears in the following table.

Primary average claim paid
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Florida*	$57,176	$56,753	$63,678	$58,131
New York*	78,289	106,604	98,854	99,603
New Jersey*	82,537	80,806	80,750	89,236
Illinois*	47,867	41,458	42,491	43,569
Puerto Rico*	45,418	49,437	43,911	48,277
All other jurisdictions	35,159	38,642	34,474	39,900
All jurisdictions	44,388	47,230	45,055	49,581
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

MGIC Investment Corporation - Q3 2019 | 46

The primary average RIF on delinquent loans at September 30, 2019, December 31, 2018 and September 30, 2018 and for the top 5 jurisdictions (based on 2019 losses paid) appears in the following table.

Primary average RIF - delinquent loans
	September 30, 2019	December 31, 2018	September 30, 2018
Florida	$53,895	$53,371	$54,533
New York	72,343	71,795	71,486
New Jersey	64,754	65,521	66,078
Illinois	39,649	39,753	40,462
Puerto Rico	34,013	35,420	35,390
All other jurisdictions	42,209	41,331	41,298
All jurisdictions	45,152	44,584	44,818

The primary average RIF on all loans was $52,291, $51,085, and $50,629 at September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

Loss reserves
Our primary delinquency rate at September 30, 2019 was 2.78% (YE 2018: 3.11%, September 30, 2018: 3.19%). Our primary delinquent inventory was 29,940 loans at September 30, 2019, representing a decrease of 9% from December 31, 2018 and 10% from September 30, 2018. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of coverage of pools of NPLs, collectively, exceeding the total number of new delinquencies on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in inventory with twelve or more missed payments has been declining. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim.

Our delinquent inventory increased slightly during the third quarter of 2019 as our larger, more recently written book years are entering their expected peak loss years.

The gross reserves at September 30, 2019, December 31, 2018, and September 30, 2018 appear in the table below.

Gross reserves
	September 30, 2019		December 31, 2018		September 30, 2018
Primary:
Direct loss reserves (in millions)	$508		$610		$652
IBNR and LAE	83		50		55
Total primary loss reserves	$591		$660		$707

Ending delinquent inventory		29,940		32,898		33,398
Percentage of loans delinquent (delinquency rate)		2.78%		3.11%		3.19%
Average total primary loss reserves per delinquency		$18,955		$20,077		$21,184
Primary claims received inventory included in ending delinquent inventory		557		809		766

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$8		$10		$9
Without aggregate loss limits	3		3		4
Total pool direct loss reserves	$11		$13		$13

Ending default inventory:
With aggregate loss limits		425		595		752
Without aggregate loss limits		230		264		280
Total pool ending delinquent inventory		655		859		1,032
Pool claims received inventory included in ending delinquent inventory		24		24		43
Other gross reserves (in millions)	$—		$1		$1

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.

MGIC Investment Corporation - Q3 2019 | 47

The primary delinquent inventory for the top 15 jurisdictions (based on 2019 losses paid) at September 30, 2019, December 31, 2018 and September 30, 2018 appears in the following table.

Primary delinquent inventory by jurisdiction
	September 30, 2019	December 31, 2018	September 30, 2018
Florida*	2,467	2,853	3,088
New York*	1,681	1,855	1,934
New Jersey*	1,002	1,151	1,212
Illinois*	1,692	1,781	1,836
Puerto Rico*	1,175	1,503	1,725
Maryland	789	842	864
Pennsylvania*	1,805	1,929	1,971
Ohio*	1,489	1,627	1,658
Connecticut*	480	480	491
California	1,179	1,260	1,235
Texas	2,199	2,369	2,402
Michigan	937	1,041	1,016
Virginia	622	588	587
Wisconsin*	653	726	709
Georgia	1,110	1,220	1,205
All other jurisdictions	10,660	11,673	11,465
Total	29,940	32,898	33,398
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquent inventory by policy year at September 30, 2019, December 31, 2018 and September 30, 2018 appears in the following table.

Primary delinquent inventory by policy year
	September 30, 2019	December 31, 2018	September 30, 2018
Policy year:
2004 and prior	5,142	6,061	6,408
2004 and prior %	17%	18%	19%
2005	2,907	3,340	3,559
2006	4,652	5,299	5,617
2007	7,242	8,702	9,008
2008	1,818	2,369	2,431
2005 - 2008%	56%	60%	62%
2009	156	172	199
2010	116	121	126
2011	143	159	176
2012	242	312	308
2013	502	592	595
2014	1,061	1,264	1,182
2015	1,336	1,418	1,338
2016	1,505	1,459	1,308
2017	1,747	1,282	1,007
2018	1,198	348	136
2019	173	—	—
2009 and later %	27%	22%	19%

Total	29,940	32,898	33,398

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books represented approximately 12% and 15% of our total primary RIF at September 30, 2019 and December 31, 2018, respectively. Approximately 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of both September 30, 2019 and December 31, 2018.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2019, 54% of our primary RIF was written subsequent to December 31, 2016, 67% of our primary RIF was written subsequent to December 31, 2015, and 76% of our primary RIF was written subsequent to December 31, 2014.

MGIC Investment Corporation - Q3 2019 | 48

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and nine months ended September 30, 2019 were $45.2 million and $134.1 million, respectively, increases from $43.7 million and $131.6 million in the respective prior year periods primarily due to increases in benefits expenses and a reduction in ceding commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Underwriting expense ratio	17.7%	17.6%	18.1%	17.8%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three months ended September 30, 2019 was relatively flat compared with the prior year period. The increase in the ratio for the nine months ended September 30, 2019 was primarily due to an increase in underwriting expenses partially offset by slightly higher NPW when compared to the same periods in the prior year.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except rate)	2019	2018	2019	2018
Income before tax	$223.1	$231.9	$625.3	$649.4
Provision for income taxes	$46.2	$50.0	$128.6	$137.1
Effective tax rate	20.7%	21.6%	20.6%	21.1%

MGIC Investment Corporation - Q3 2019 | 49

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of September 30, 2019, total assets were $6.1 billion, an increase of $0.5 billion, and total liabilities were $2.0 billion, down $0.1 billion, each when compared to December 31, 2018. Shareholders’ equity increased approximately $0.6 billion primarily due to net income in the first nine months of 2019 and an increase in the fair value of our investment portfolio, offset in part by repurchases of our common stock and dividends paid.

The following sections mainly focus on our cash and cash equivalents, investments, deferred income taxes, net, and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2018.

Consolidated balance sheets - Assets
as of September 30, 2019 (In thousands)

●	Cash and cash equivalents	$171,754
●	Investments	5,681,452
●	Premiums receivable	51,804
●	Deferred income taxes, net	11,583
●	Other assets	230,158

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance increased to $172 million as of September 30, 2019, from $155 million as of December 31, 2018, as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

Deferred income taxes, net - The decrease in our deferred income taxes, net, to $12 million as of September 30, 2019, from $69 million as of December 31, 2018, was primarily due to the tax effect of unrealized gains generated by the investment portfolio during the first nine months of 2019.

Consolidated balance sheets - Liabilities and equity
as of September 30, 2019 (In thousands)

●	Loss reserves	$602,297
●	Unearned premiums	392,556
●	Long-term debt	832,450
●	Other liabilities	159,831
●	Shareholders’ equity	4,159,617

Loss reserves - Our loss reserves include: (1) reserves representing estimates of losses and settlement expenses on reported delinquencies and (2) IBNR. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance decreased by 9% to $583 million as of September 30, 2019, from $641 million as of December 31, 2018. Reinsurance recoverables on our estimated losses and settlement expenses were $20 million and $33 million as of September 30, 2019 and December 31, 2018, respectively. The overall decrease in our loss reserves during the first nine months of 2019 was due to losses paid exceeding losses incurred.

MGIC Investment Corporation - Q3 2019 | 50

Investment portfolio
The average duration and investment yield of our investment portfolio as of September 30, 2019, December 31, 2018, and September 30, 2018 are shown in the table below.

Portfolio duration and embedded investment yield
	September 30, 2019	December 31, 2018	September 30, 2018
Duration (in years)	4.0	4.1	4.2
Pre-tax yield (1)	3.1%	3.1%	3.0%
After-tax yield (1)	2.6%	2.6%	2.5%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of September 30, 2019, December 31, 2018, and September 30, 2018 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
September 30, 2019	21%	21%	34%	24%
December 31, 2018	19%	23%	33%	25%
September 30, 2018	20%	23%	35%	22%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

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

MGIC Investment Corporation - Q3 2019 | 51

Liquidity and Capital Resources

Consolidated Cash Flow Analysis
We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our insurance operations and income earned on our investment portfolio, less amounts paid for claims, interest expense and operating expenses, (2) investing cash flows related to the purchase, sale and maturity of investments and purchases of property and equipment and (3) financing cash flows generally from activities that impact our capital structure, such as changes in debt and shares outstanding, and dividend payouts. The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Summary of consolidated cash flows
	Nine Months Ended September 30,
(In thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$458,163	$383,547
Investing activities	(308,966)	(108,211)
Financing activities	(132,481)	(108,190)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$16,716	$167,146
Net cash provided by operating activities for the nine months ended September 30, 2019 increased compared to the same period of 2018 primarily due to a lower level of losses paid, net , offset in part by an increase in tax payments.

Net cash used in investing activities for the nine months ended September 30, 2019 reflects purchases of fixed income and equity securities in amounts that exceeded our proceeds from sales and maturities of fixed income securities during the period as cash from operations was available for additional investment, as well as, amounts spent on property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2018 reflects purchases of fixed income securities in an amount that exceeded our proceeds from the sales and maturities of fixed income securities during the period as cash from operations was available for additional investment, as well as, amounts spent on property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2019 reflects share repurchases during the period in addition to the cash settlement of share repurchase transactions executed at the end of the fourth quarter of 2018, cash dividends paid to shareholders, and payments of withholding taxes related to share-based compensation net share settlement.

Net cash used in financing activities for the nine months ended September 30, 2018 reflects share repurchases and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of September 30, 2019, our holding company’s debt obligations were $814.5 million in aggregate principal consisting of our 5.75% Notes and 9% Debentures. MGIC’s ownership of $132.7 million of our holding company’s 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Liquidity analysis - holding company
As of September 30, 2019, we had approximately $308 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the third quarter of 2019 we used $69 million of holding company cash to repurchase shares and may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases, privately negotiated acquisitions or other transactions. See “Overview - Capital” of this MD&A for a discussion of the additional share repurchase program authorized in March 2019.

In the third quarter of 2019 we used $21 million to pay cash dividends to shareholders. On October 24, 2019, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on November 11, 2019, payable on November 25, 2019.

MGIC Investment Corporation - Q3 2019 | 52

In the first nine months of 2019, our holding company cash and investments increased by $60 million, to $308 million as of September 30, 2019.

Cash and investments inflows during the first nine months:

•	$210 million of dividends received from MGIC,

•	$10 million of investment income, and

•	$9 million of other inflows.

Cash outflows during the first nine months:

•	$42 million of interest payments on our 5.75% Notes and 9% Debentures,

•	$94 million of share repurchase transactions,

•	$12 million for share repurchase transactions in 2018 that settled in the first quarter of 2019, and

•	$21 million in cash dividends paid to shareholders.

We expect MGIC to pay dividends of at least $280 million in 2020, subject to approval by MGIC’s Board of Directors. We ask the OCI not to object before MGIC pays dividends.

The net unrealized gains on our holding company investment portfolio were approximately $2.8 million at September 30, 2019 and the portfolio had a modified duration of approximately 1.8 years.

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

Debt at subsidiaries
MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. MGIC has $155 million of debt outstanding in the form of a fixed rate advance from the FHLB. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance. MGIC provided eligible collateral from its investment portfolio.

Capital Adequacy
PMIERs
As of September 30, 2019, MGIC’s Available Assets under the more restrictive application of the PMIERs totaled approximately $4.5 billion, an excess of approximately $1.2 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements, including, we believe, to the extent they are revised. Our reinsurance transactions provided an aggregate of approximately $1.3 billion of capital credit under the more restrictive application of the PMIERs as of September 30, 2019. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR and Home Re Transactions.

We plan to continuously comply with the PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company's resources, as outlined above. Refer to “Overview - Capital - GSEs” of this MD&A for further discussion of PMIERs.

Risk-to-capital
We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operation basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool risk in force and excludes risk on policies that are currently in default and for which loss reserves have been established, and those covered by reinsurance. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve, and a portion of the reserves for unearned premiums. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premiums in a calendar year.

MGIC Investment Corporation - Q3 2019 | 53

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	September 30, 2019	December 31, 2018
RIF - net (1)	$43,842	$34,502
Statutory policyholders’ surplus	1,632	1,682
Statutory contingency reserve	2,817	2,138
Statutory policyholders’ position	$4,449	$3,820
Risk-to-capital	9.9:1	9.0:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation is shown in the table below.

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	September 30, 2019	December 31, 2018
RIF - net (1)	$43,998	$40,239
Statutory policyholders’ surplus	1,634	1,683
Statutory contingency reserve	2,877	2,443
Statutory policyholders’ position	$4,511	$4,126
Risk-to-capital	9.8:1	9.8:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at September 30, 2019 and $1.6 billion at December 31, 2018) for which loss reserves have been established.

The increase in MGIC's risk-to-capital in the first nine months of 2019 was due to an increase in our RIF, net of reinsurance, partially offset by an increase in statutory policyholders’ position due to an increase in statutory contingency reserves and the commutation of an affiliate reinsurance agreement. Our combined insurance companies’ risk-to-capital in the first nine months of 2019 was flat. Our RIF, net of reinsurance, increased in the first nine months of 2019, due to an increase in our IIF and a reduction in our ceded RIF under our 2015 QSR Transaction. Our risk-to-capital ratio will increase if the percentage increase in net insured risk exceeds the percentage increase in capital.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	Baa1	Stable
Standard and Poor’s Rating Services	BBB+	Stable
A.M. Best	A-	Stable

For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MAC financial strength ratings
Rating Agency	Rating	Outlook
A.M. Best	A-	Stable

MGIC Investment Corporation - Q3 2019 | 54

Contractual Obligations

The following table summarizes, as of September 30, 2019, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,962.3	$50.9	$101.1	$651.8	$1,158.5
Operating lease obligations	2.0	1.2	0.7	0.1	—
Purchase obligations	6.9	4.9	1.8	0.2	—
Other long-term liabilities	602.3	225.9	273.4	103.0	—
Total	$2,573.5	$282.9	$377.0	$755.1	$1,158.5
Our long-term debt obligations as of September 30, 2019 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. Purchase obligations consist primarily of agreements to purchase items related to our corporate headquarters update and continued investment in our information technology infrastructure in the normal course of business.

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

MGIC Investment Corporation - Q3 2019 | 55

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2019 and March 31, 2019, and by Part II, Item 1A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2019, the modified duration of our fixed income investment portfolio was 4.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.0% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2019 | 56

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Exhibit 99.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Part II, Item I A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2019 and June 30, 2019. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.
The private mortgage insurance industry is highly competitive and is expected to remain so. We believe that we currently compete with other private mortgage insurers based on premium rates, underwriting requirements, financial strength (including based on credit or financial strength ratings), customer relationships, name recognition, reputation, strength of management teams and field organizations, the ancillary products and services provided to lenders and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.

Much of the competition in the industry in the last few years has centered on pricing practices which have included: (i) reductions in standard filed rates; (ii) use of customized rates (typically lower than standard rates) that are made available to lenders that meet certain criteria; and (iii) use of a spectrum of filed rates to allow for formulaic, risk-based pricing that may be quickly adjusted within certain parameters (referred to as "risk-based pricing systems").

In the first quarter of 2019, we introduced MiQ™, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of new insurance written ("NIW") has changed. In addition, business under customized rate plans is awarded by certain customers for only a limited period of time. As a result, our volume may fluctuate more than it had in the past.

We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. A reduction in our premium rates will reduce our premium yield (net premiums earned divided by the average insurance in force) over time as older insurance policies with higher premium rates run off and new insurance policies with lower premium rates are written. Our premium rates are subject to approval by state regulatory agencies, which can delay or limit our ability to change them, outside of the parameters already approved.
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
Our relationships with our customers, which may affect the amount of our NIW, could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, or our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments). Regarding the concentration of our new business, our largest customer accounted for approximately 5% and 7% of our NIW, and our top ten customers accounted for approximately 24% and 26% of our NIW, in each of 2018 and the first nine months of 2019, respectively.
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
Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of each of the GSEs require a mortgage insurer to maintain a minimum amount of assets to support its insured risk, as discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.” The PMIERs do not require an insurer to maintain minimum financial strength ratings; however, our financial strength ratings can affect us in the following ways:

•	A downgrade in our financial strength ratings could result in increased scrutiny of our financial condition by the GSEs

MGIC Investment Corporation - Q3 2019 | 57

and/or our customers, potentially resulting in a decrease in the amount of our new insurance written.

•
Our ability to participate in the non-GSE mortgage market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our mortgage insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from A.M. Best is A- (with a stable outlook), from Moody’s is Baa1 (with a stable outlook) and from Standard & Poor’s is BBB+ (with a stable outlook).

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
The GSEs’ charters generally require credit enhancement for a low down payment mortgage loan (a loan with an amount that exceeds 80% of a home’s value) in order for such loan to be eligible for purchase by the GSEs. Lenders generally have used private mortgage insurance to satisfy this credit enhancement requirement. (For information about GSE programs initiated in 2018 that provide for loan level default coverage by various (re)insurers (which may include affiliates of private mortgage insurers), see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.") Because low down payment mortgages purchased by the GSEs have generally been insured with private mortgage insurance, the business practices of the GSEs greatly impact our business and include:

•
the GSEs' private mortgage insurer eligibility requirements, the financial requirements of which are discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility,”

•
the capital and collateral requirements for participants in the GSEs' alternative forms of credit enhancement discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance,"

•
the level of private mortgage insurance coverage, subject to the limitations of the GSEs’ charters, when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

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

In September 2019, at the direction of President Trump, the U.S. Treasury Department ("Treasury") released the “Treasury Housing Reform Plan” (the "Plan"). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending the conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage ("QM") rule of the Consumer Financial Protection Bureau ("CFPB"), transferring risk to the private sector, and eliminating the GSE Patch (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the

MGIC Investment Corporation - Q3 2019 | 58

risks they pose to the financial stability of the United States; and providing that the Federal Government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Also in September 2019, the Treasury and FHFA entered into a letter agreement that will allow the GSEs to remit less of their earnings to the government, which will help them rebuild their capital.

The impact of the Plan on private mortgage insurance is unclear. It does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand credit risk transfer ("CRT") programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about CRT programs, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

The current GSE Patch expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The GSE Patch is scheduled to expire no later than January 2021. In July 2019, the CFPB released an Advanced Notice of Proposed Rulemaking on the QM definition. The director of the CFPB indicated that the CFPB would consider only a short-term extension of the GSE Patch. Approximately 30%, 24% and 22% of our NIW in the first, second and third quarters of 2019, respectively, was on loans with DTI ratios greater than 43%. However, it is possible that not all future loans with DTI ratios greater than 43% will be affected by a sunset of the GSE Patch, in part because the standard QM definition may be liberalized under the new rules. In this regard, we note that the CFPB asked for comment about whether the definition of QM should retain a direct measure of a consumer’s personal finances (for example, DTI ratio); whether the definition should include an alternative method for assessing financial capacity; whether, if the QM definition retains a DTI ratio limit, the limit should remain 43% or be increased or decreased; and whether loans with DTI ratios above a prescribed limit should be given QM status if certain compensating factors are present. In addition, the Plan indicates that, pending legislation, the GSE Patch should expire; the CFPB should amend its ability-to-repay rule under TILA ("ATR rule") to establish a clear bright line safe harbor that replaces the GSE Patch; and the FHFA and the CFPB should continue to coordinate their efforts to avoid market disruption in connection with the expiration of the GSE Patch and the implementation of any amendments to the CFPB’s ATR rule.

We may insure loans that do not qualify as QMs; however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the “ability to repay” rules that the law allows with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs.

The rule that includes the QM definition that applies to loans insured by the FHA was issued by the Department of Housing and Urban Development (“HUD”) and that definition is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows the lender certain presumptions about compliance with the ATR rule on higher priced loans. It is possible that, in the future, lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition. However, in September 2019, HUD released its Housing Reform Plan and indicated that the FHA should refocus on its mission of providing housing finance support to low- and moderate-income families that cannot be fulfilled through traditional underwriting. In addition, Treasury's Plan indicated that the FHFA and HUD should develop and implement a specific understanding as to the appropriate roles and overlap between the GSEs and FHA, including with respect to the GSEs’ acquisitions of high LTV and high DTI loans.
As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Many of the proposed changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.
We are subject to comprehensive regulation and other requirements, which we may fail to satisfy.
We are subject to comprehensive, detailed regulation, including by state insurance departments. Many of these regulations are designed for the protection of our insured policyholders and consumers, rather than for the benefit of investors. Mortgage insurers, including MGIC, have in the past been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act ("RESPA"), and the notice provisions of the Fair Credit Reporting Act ("FCRA"). While these proceedings in the aggregate did not result in material liability for MGIC, there can be no assurance that the outcome of future proceedings, if any, under these laws would not have a material adverse effect on us. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act ("ECOA"), FCRA, and other laws. Under ECOA, examination may also be made of whether a mortgage insurer's underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, premium rates and discrimination in pricing, and minimum capital requirements. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be

MGIC Investment Corporation - Q3 2019 | 59

adversely affected if personal information on consumers that we maintain is improperly disclosed and our information technology systems may become outdated and we may not be able to make timely modifications to support our products and services.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1 of our Annual Report on Form 10-K filed with the SEC on February 22, 2019.While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.
In December 2013, Treasury's Federal Insurance Office released a report that calls for federal standards and oversight for mortgage insurers to be developed and implemented. It is uncertain if and when the standards and oversight will be developed and become effective, and what form they will take.
Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.
As noted above under our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility,” although we are currently in compliance with the requirements of the PMIERs, there can be no assurance that we would not seek to issue non-dilutive debt capital or to raise additional equity capital to manage our capital position under the PMIERs or for other purposes. Any future issuance of equity securities may dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.
At September 30, 2019, we had outstanding $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures") (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at a conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents a conversion price of approximately $13.50 per share. The payment of dividends by our holding company will result in an adjustment to the conversion rate and price at the end of 2019.
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
For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 4 – “Earnings Per Share” to our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on February 22, 2019. As noted above, during 2019 and 2018, we repurchased shares of our common stock and may do so in the future. In addition, we have in the past purchased, and may in the future purchase, our debt securities.

MGIC Investment Corporation - Q3 2019 | 60

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended September 30, 2019.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
July 1, 2019	July 31, 2019	28,723	$12.96	28,723	$199,627,750
August 1, 2019	August 31, 2019	4,362,776	$12.52	4,362,776	$145,001,432
September 1, 2019	September 30, 2019	1,082,326	$13.11	1,082,326	$130,815,385
		5,473,825	$12.64	5,473,825

(1)
On March 19, 2019, our Board of Directors authorized a share repurchase program under which we may repurchase up to $200 million of our common stock through the end of 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation - Q3 2019 | 61

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
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, and through updating of various statistical and other information †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2019 | 62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 6, 2019.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2019 | 63