Form 10-K
period 2019-12-31
MGIC INVESTMENT CORP
filed 2020-02-24
CIK 876437

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1 per share	MTG	New York Stock Exchange
Common share purchase rights	N/A	New York Stock Exchange

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

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2019: Approximately $4.6 billion*

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 14, 2020, there were 345,852,631 shares of common stock of the registrant, par value $1.00 per share, outstanding.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2020 Annual Meeting of Shareholders, provided such Proxy Statement is filed within 120 days after December 31, 2019. If not so filed, the information provided in Items 10 through 14 of Part III will be included in an amended Form 10-K filed within such 120 day period.
Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

MGIC Investment Corporation 2019 Form 10-K | 3

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Glossary of terms and acronyms

/ A
ARMs
Adjustable rate mortgages

ABS
Asset-backed securities

ASC
Accounting Standards Codification

Available Assets
Assets, as designated under the PMIERs, that are readily available to pay claims, and include the most liquid assets

/ B
Book or book year
A group of loans insured in a particular calendar year

BPMI
Borrower-paid mortgage insurance

/ C
CECL
Current expected credit losses

CFPB
Consumer Financial Protection Bureau

CLO
Collateralized loan obligations

CMBS
Commercial mortgage-backed securities

CRT
Credit Risk Transfer. The transfer of a portion of mortgage credit risk to the private sector through different forms of transactions and structures

/ D
DAC
Deferred insurance policy acquisition costs

Debt-to-income ("DTI") ratio
The ratio, expressed as a percentage, of a borrower's total debt payments to gross income

Direct
Direct means before giving effect to reinsurance

/E
EPS
Earnings per share

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

HARP
Home Affordable Refinance Program

Home Re Transactions
Excess-of-loss reinsurance transactions with unaffiliated special purpose insurers domiciled in Bermuda

HOPA
Homeowners Protection Act

HUD
Housing and Urban Development

MGIC Investment Corporation 2019 Form 10-K | 4

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

/ I
IBNR
Losses incurred but not reported

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance, as reported to us

ILN
Insurance-linked notes

/ L
LAE
Loss adjustment expenses

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

MGIC
Mortgage Guaranty Insurance Corporation, a subsidiary of MGIC Investment Corporation

MAC
MGIC Assurance Corporation, a subsidiary of MGIC

Minimum Required Assets
The minimum amount of Available Assets that must be held under the PMIERs, which is based on an insurer's book of IIF and is calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor of $400 million.

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

OTTI
Other than temporary impairment

MGIC Investment Corporation 2019 Form 10-K | 5

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

/ P
Persistency
The percentage of our insurance remaining in force from one year prior

PMI
Private Mortgage Insurance (as an industry or product type)

PMIERs
Private Mortgage Insurer Eligibility Requirements issued by each of Fannie Mae and Freddie Mac to set forth requirements that an approved insurer must meet and maintain to provide mortgage guaranty insurance on loans delivered to or acquired by Fannie Mae or Freddie Mac, as applicable

Premium Yield
The ratio of NPE divided by the average IIF outstanding for the period measured

Premium Rate
The contractual rate charged for coverage under our insurance policies.

Primary Insurance
Insurance that provides mortgage default protection on individual loans. Primary insurance may be written on a "flow" basis, in which loans are insured in individual, loan-by-loan transactions, or on a "bulk" basis, in which each loan in a portfolio of loans is individually insured in a single bulk transaction

/ Q
QSR Transaction
Quota share reinsurance transaction with a group of unaffiliated reinsurers

QM
A mortgage loan that satisfies the "qualified mortgage" loan characteristics pursuant to the Consumer Financial Protection Bureau's ability-to-repay under the Truth in Lending Act. Originating a QM loan may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower's ability to repay

/ R
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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation 2019 Form 10-K | 6

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART I

Item 1. Business
See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report.

A.    General
We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance, other mortgage credit risk management solutions, and ancillary services. In 2019, our net premiums written were $1.0 billion and our primary NIW was $63.4 billion. As of December 31, 2019, our direct primary IIF was $222.3 billion and our direct primary RIF was $57.2 billion. For further information about our results of operations, see our consolidated financial statements in Item 8 and our MD&A in Item 7. As of December 31, 2019, our principal mortgage insurance subsidiary, MGIC, was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. During 2019, we wrote new insurance in each of those jurisdictions.

BUSINESS STRATEGIES
Our current business strategies are to 1) prudently grow IIF, 2) pursue new business opportunities that improve our competitive position in the market, 3) preserve and expand our role and that of the PMI industry in housing finance policy, 4) manage and deploy capital to maximize our long-term value and 5) foster an environment that best positions our people to succeed.

Following are several of our 2019 accomplishments that furthered our business strategies.

•	Increased primary NIW from $50.5 billion in 2018 to $63.4 billion in 2019 and increased primary IIF by more than 6.0% year-over-year. The NIW is consistent with the Company's risk and return goals.

•
Executed on our succession plan for key roles in the organization including Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Risk Officer and Chief Information Officer, promoting all such officers from within the organization.

•	Held leadership roles in key trade association working groups.

•	Continued to enhance the reputation of the Company and the industry relative to changing housing finance policy and a broader role for PMI.

•	Successfully launched MiQ, our risk-based pricing system that establishes our premium rates based on a borrower's individual risk profile and loan attributes.

•
Executed a $316 million insurance linked note transaction, our second such post-financial crisis transaction, which allows the Company to better manage its risk profile and provides an alternative source of capital.

•
Continued our Quota Share ("QS") reinsurance program, entering into a transaction covering the substantial majority of our 2019 NIW (at a 30% QS); restructuring our 2015 transaction, reducing the QS percentage from 30% to 15%; and agreeing to terms for transactions covering the substantial majority of our 2020 NIW (at a 30% QS) and our 2021 NIW (at a 17.5% QS).

•	Increased dividends from MGIC to our holding company from $220 million in 2018 to $280 million in 2019.

•	Re-started the payment of quarterly dividends by our holding company, after having suspended such payments during the financial crisis.

•	Repurchased 8.7 million shares of our stock, returning $114 million to shareholders.

•	MGIC received an upgrade in its financial strength rating from Moody's Investors Service (from Baa2 to Baa1).

•	Delivered training workshops designed to build strategic capabilities which enhance performance.

•	Continued to enhance career developments, talent analytics and financial health capabilities for employees.

OVERVIEW OF THE PRIVATE MORTGAGE INSURANCE INDUSTRY AND ITS OPERATING ENVIRONMENT
We established the PMI industry in 1957 to provide a private market alternative to federal government insurance programs. PMI covers losses from homeowner defaults on residential mortgage loans, reducing, and in some instances eliminating, the loss to the insured institution.

Fannie Mae and Freddie Mac have been the major purchasers of the mortgage loans underlying new insurance written by private mortgage insurers. The GSEs purchase residential mortgage loans as part of their governmental mandate to provide liquidity in the secondary mortgage market. The GSEs cannot buy low down payment mortgage loans without certain forms of

MGIC Investment Corporation 2019 Form 10-K | 7

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

credit enhancement. Private mortgage insurance has generally been purchased by lenders in primary mortgage market transactions to satisfy this credit enhancement requirement. Therefore, PMI facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs and plays an important role in the housing finance system by assisting consumers, especially first-time and lower net-worth homebuyers, to finance homes with low down payment mortgages. PMI also reduces the regulatory capital that depository institutions are required to hold against certain low down payment mortgages that they hold as assets.

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

In 2019, the U.S. Treasury Department released the “Treasury Housing Reform Plan.” The Plan recommends reforms for the housing finance system, the goals of which include ending the conservatorships of the GSEs and increasing competition and participation by the private sector in the mortgage market. The impact of the Plan on private mortgage insurance is unclear. The Plan does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand credit risk transfer ("CRT") programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about the Plan and CRT programs, see our risk factor titled "Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses" and "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance" in Item 1A.

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

The GSEs have private mortgage insurer eligibility requirements, or PMIERs, for private mortgage insurers that insure loans delivered to or purchased by the GSEs. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In calculating Minimum Required Assets, we receive significant credit for risk ceded under our reinsurance transactions. See "Our Products and Services – Reinsurance" for information about our reinsurance transactions and "Regulation – Direct Regulation" for information about our compliance with the financial requirements of the PMIERs.

The private mortgage insurance industry is greatly impacted by macroeconomic conditions that affect home loan originations and credit performance of home loans, including unemployment rates, home prices, restrictions on mortgage credit due to underwriting standards, interest rates, household formations and homeownership rates. During the years leading up to the financial crisis, the mortgage lending industry increasingly made home loans with higher risk profiles. In certain sections of this Annual Report, we discuss our insurance written in 2005-2008 separately from our insurance written in earlier and later years. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. The operating environment for private mortgage insurers has materially improved in recent years as the economy has recovered.

During 2019, $384 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $292 billion in 2018 and $270 billion in 2017. The 2019 volume was significantly greater than the recent low in 2010 of $70 billion and greater than the volumes of 2001 through 2007 when, on average, approximately $311 billion of mortgages were insured with primary coverage by private mortgage insurers.

For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA, VA and USDA. The publication Inside Mortgage Finance estimates that in 2019, the FHA accounted for 28.2% of low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 30.5% in 2018 and 33.9% in 2017. In the prior ten years, the FHA’s market share has been as low

MGIC Investment Corporation 2019 Form 10-K | 8

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

as 28.2% in 2019 and as high as 64.5% in 2010. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, USDA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how the factors listed above or the FHA’s share of NIW will change in the future.

Inside Mortgage Finance estimates that in 2019, the VA accounted for 25.2% of all low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 22.9% in 2018 and 24.7% in 2017. In the prior ten years, the VA's market share has been as low as 15.7% in 2010 and as high a 27.2% in 2016. We believe that the VA’s market share has generally been elevated in recent years because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.

The private mortgage insurance industry also competes with alternatives to mortgage insurance, such as investors using risk mitigation and credit risk transfer techniques other than PMI, including capital market transactions entered into by the GSEs and banks; lenders and other investors holding mortgages in portfolio and self-insuring; and “piggyback loans,” which combine a first lien loan with a second lien loan. In 2018, the GSE initiated secondary mortgage market programs with loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers governed by PMIERs, and that are not selected by the lenders. While we view these programs as competing with traditional private mortgage insurance, we have participated in them and may participate in future GSE or other programs.
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

In addition to being subject to the requirements and practices of the GSEs, private mortgage insurers are subject to comprehensive, detailed regulation by state insurance departments. The insurance laws of 16 jurisdictions, including Wisconsin, MGIC's domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. The NAIC plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements.

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

MGIC Investment Corporation 2019 Form 10-K | 9

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

Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers a percentage of the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us, of the underlying property (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure or sale process. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied "single-family" homes, which are one-to-four family homes and condominiums. Primary insurance can be written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. Our new primary insurance written was $63.4 billion in 2019, compared to $50.5 billion in 2018 and $49.1 billion in 2017. The 2019 increase compared to 2018 reflects an increase in both the refinance and purchase mortgage originations we insured.

The following charts show, on a direct basis, our primary IIF and primary RIF as of December 31 for the years indicated.

Primary insurance and risk in force
(In billions)	2019	2018	2017	2016	2015
Primary IIF	$222.3	$209.7	$194.9	$182.0	$174.5
Primary RIF	57.2	54.1	50.3	47.2	45.5

For loans sold to a GSE, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2019, nearly all of our volume was on loans with GSE standard or higher coverage.

For loans that are not sold to the GSEs, the lender determines the coverage percentage from those that we offer. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim. We charge higher premium rates for higher coverage percentages. However, there can be no assurance that the higher premium rates adequately reflect the risks associated with higher coverage percentages. In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for policies covering delinquent loans. Because, historically, relatively few delinquencies occur in the early years of a book of business, the higher premium revenue from higher coverage has historically been recognized before any significant higher losses resulting from that higher coverage may be incurred. For more information, see “– Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation – Claims.”

In general, mortgage insurance coverage cannot be terminated by the insurer. However, subject to certain restrictions as are specified in our insurance policy, we may terminate or rescind coverage for, among other reasons, non-payment of premium, certain material misrepresentations made in connection with the application for the insurance policy or if the loan was never eligible for coverage under our policy. Mortgage insurance coverage is renewable at the option of the

MGIC Investment Corporation 2019 Form 10-K | 10

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by a GSE, a borrower may request termination of insurance based on the home’s current value if certain LTV ratio and seasoning requirements are met and the borrowers have an acceptable payment history. For loans seasoned between two and five years, the LTV ratio must be 75% or less, and for loans seasoned more than five years the LTV ratio must be 80% or less. If the borrower has made substantial improvements to the property, the GSEs allow for cancellation once the LTV ratio reaches 80% or less with no minimum seasoning requirement.

Mortgage insurance for loans secured by one-family, primary residences can be canceled under HOPA. In general, HOPA requires a servicer to cancel the mortgage insurance if a borrower requests cancellation when the principal balance of the loan is first scheduled to reach 80% of the original value, or reaches that percentage through payments, if 1) the borrower is current on the loan and has a “good payment history” (as defined by HOPA), 2) if required by the mortgage owner, the borrower provides evidence that the value of the property has not declined below the original value, and 3) if required by the mortgage owner, the borrower certifies that the borrower’s equity in the property is not subject to a subordinate lien. Additionally, HOPA requires mortgage insurance to terminate automatically when the principal balance of the loan is first scheduled to reach 78% of the original value and the borrower is current on loan payments or thereafter becomes current. Annually, servicers must inform borrowers of their right to cancel or terminate mortgage insurance. The provisions of HOPA described above apply only to borrower paid mortgage insurance, which is described below.

Coverage tends to continue for borrowers experiencing economic difficulties or living in areas experiencing home price depreciation. The persistency of coverage for those borrowers, coupled with cancellation of coverage for other borrowers, can increase the percentage of an insurer’s portfolio covering loans with more credit risk. This development can also occur during periods of heavy mortgage refinancing because borrowers experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while borrowers not experiencing property value appreciation are more likely to continue to require mortgage insurance at the time of refinancing or not qualify for refinancing at all (including if they have experienced economic difficulties) and thus remain subject to the mortgage insurance coverage.

The percentage of NIW on loans representing refinances was 19% for 2019, compared to 7% for 2018 and 11% for 2017. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be NIW. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and NIW. When a lender and borrower modify a loan rather than replace it with a new one or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans, including those modified under HARP and replacement programs, are not included in our NIW.

In addition to varying with the coverage percentage, our premium rates for insurance have varied depending upon the perceived risk of a claim on the insured loan and thus have taken into account, among other things, the LTV ratio, the borrower’s credit score and DTI ratio, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an ARM), the number of borrowers, the mortgage term and whether the property is the borrower’s primary residence. Depending upon regional economic conditions, we have made, and may make, changes to our underwriting requirements or premium rates in certain markets. In the first quarter of 2019 we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. Premium rates cannot be changed after the issuance of coverage.

The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry refers to the related mortgage insurance as “borrower-paid” or BPMI. If the borrower is not required to pay the premium and mortgage insurance is required in connection with the origination of the loan, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Our industry refers to the related mortgage insurance as “lender-paid” or LPMI. Most of our primary IIF is BPMI.
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

During 2019, 2018 and 2017, the single premium plan represented approximately 16%, 17% and 19%, respectively, of our NIW. The monthly premium plan represented approximately 84%, 83% and 81%,

MGIC Investment Corporation 2019 Form 10-K | 11

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

respectively. The annual premium plan represented less than 1% of NIW in each of those years. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.

Pool and Other Insurance. Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the amount of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. As of December 31, 2019, less than 1% of our RIF was associated with pool insurance.

In connection with the GSEs' credit risk transfer programs, we provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs.

GEOGRAPHIC DISPERSION
The following tables reflect the percentage of primary RIF in the top 10 jurisdictions and top 10 core-based statistical areas for the MGIC Book at December 31, 2019. We refer to the insurance that has been written by MGIC (including MGIC Indemnity Corporation, a subsidiary of MGIC, for portions of 2012 and 2013) as the "MGIC Book."

Dispersion of Primary Risk in Force

Top 10 jurisdictions

California	8.3%
Florida	7.0%
Texas	6.3%
Pennsylvania	5.3%
Ohio	4.5%
Illinois	4.2%
Virginia	3.6%
Georgia	3.4%
North Carolina	3.2%
Michigan	3.2%
Total	49.0%

Top 10 core-based statistical areas

Washington-Arlington-Alexandria	2.8%
Chicago-Naperville-Arlington Heights	2.7%
Atlanta-Sandy Springs-Roswell	2.5%
Minneapolis-St. Paul-Bloomington	2.1%
Houston-Woodlands-Sugar Land	1.9%
Philadelphia	1.9%
Phoenix-Mesa-Scottsdale	1.8%
Los Angeles-Long Beach-Glendale	1.8%
Riverside-San Bernardino	1.4%
Cincinnati	1.4%
Total	20.3%

The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

MGIC Investment Corporation 2019 Form 10-K | 12

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

INSURANCE IN FORCE BY POLICY YEAR
The following table sets forth for the MGIC Book the dispersion of our primary IIF and RIF as of December 31, 2019, by year(s) of policy origination since we began operations in 1985.

Primary insurance in force and risk in force by policy year

	Insurance in Force		Risk in Force
Policy Year	Total (In millions)	Percent of Total	Total (In millions)	Percent of Total
2004 and prior	$2,731	1.2%	$760	1.3%
2005	2,736	1.2%	779	1.4%
2006	5,233	2.4%	1,446	2.5%
2007	11,319	5.1%	2,928	5.1%
2008	4,708	2.1%	1,200	2.1%
2009	493	0.2%	107	0.2%
2010	231	0.1%	65	0.1%
2011	639	0.3%	186	0.3%
2012	2,421	1.1%	707	1.2%
2013	4,945	2.2%	1,414	2.5%
2014	9,494	4.3%	2,589	4.5%
2015	17,684	8.0%	4,721	8.3%
2016	27,977	12.6%	7,233	12.6%
2017	35,005	15.7%	8,867	15.5%
2018	38,024	17.1%	9,577	16.7%
2019	58,653	26.4%	14,634	25.6%
Total	$222,295	100.0%	$57,213	100.0%

MGIC Investment Corporation 2019 Form 10-K | 13

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PRODUCT CHARACTERISTICS
The following table reflects, at the dates indicated and by the categories indicated, the total dollar amount of primary RIF for the MGIC Book and the percentage of that primary RIF, as determined on the basis of information available on the date of mortgage origination.

Characteristics of primary risk in force

	December 31, 2019	December 31, 2018
Primary RIF (In millions):	$57,213	$54,063
Loan-to-value ratios:
95.01% and above	15.3%	14.8%
90.01 - 95.00%	52.2%	52.2%
85.01 - 90.00%	27.1%	27.5%
80.01 - 85.00%	4.8%	4.8%
80% and below	0.6%	0.7%
Total	100.0%	100.0%
Debt-to-income ratios:
45.01% and above	14.2%	14.3%
38.01% - 45.00%	33.3%	33.3%
38% and below	52.5%	52.4%
Total	100.0%	100.0%
Loan Type:
Fixed(1)	99.0%	98.7%
ARMs(2)	1.0%	1.3%
Total	100.0%	100.0%
Original Insured Loan Amount:(3)
Conforming loan limit and below	97.4%	97.5%
Non-conforming	2.6%	2.5%
Total	100.0%	100.0%
Mortgage Term:
15-years and under	1.4%	1.6%
Over 15 years	98.6%	98.4%
Total	100.0%	100.0%
Property Type:
Single-family detached	87.7%	87.5%
Condominium/Townhouse/Other attached	11.5%	11.7%
Other(4)	0.8%	0.8%
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	97.6%	97.5%
Second home	2.0%	2.0%
Investor property	0.4%	0.5%
Total	100.0%	100.0%
Documentation:
Reduced:(5)
Stated	1.2%	1.5%
No	0.2%	0.3%
Full documentation	98.6%	98.2%
Total	100.0%	100.0%

MGIC Investment Corporation 2019 Form 10-K | 14

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Characteristics of primary risk in force

	December 31, 2019	December 31, 2018
FICO Score:(6)
760 and greater	39.0%	37.7%
740 - 759	16.5%	15.6%
720 - 739	14.0%	13.9%
700 - 719	11.2%	11.3%
680 - 699	8.3%	8.6%
660 - 679	4.3%	4.8%
640 - 659	2.9%	3.3%
639 and less	3.8%	4.8%
Total	100.0%	100.0%

(1)
Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan and then increased thereafter to the original interest rate), ARMs in which the initial interest rate is fixed for at least five years, and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).

(2)
Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at each of December 31, 2019 and 2018, represented 0.3% of primary RIF. As indicated in note (1), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2019 and 2018, ARMs with LTV ratios in excess of 90% represented 0.2% and 0.3%, respectively, of primary RIF.

(3)
Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs will purchase. The conforming loan limit for one unit properties was $424,100 for 2017, $453,100 for 2018, $484,350 for 2019, and $510,400 for 2020. The limit for high cost communities has been higher and is $765,600 for 2020. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(4)	Includes cooperatives and manufactured homes deemed to be real estate.

(5)
Reduced documentation loans were originated prior to 2009 under programs in which there was a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets were disclosed in the loan application but there was no verification of those disclosures ("stated" documentation) and programs in which there was no disclosure of income or assets in the loan application ("no" documentation). In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that did not require verification of borrower income are classified by us as “full documentation.” We understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(6)
Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for NIW in 2019 was 749 compared to 745 in 2018. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

MGIC Investment Corporation 2019 Form 10-K | 15

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

We provide insurance and reinsurance related to certain mortgages under GSE credit risk transfer programs. The amount of risk associated with these transactions is currently $182 million.

REINSURANCE AGREEMENTS
Quota Share Transactions. At December 31, 2019 and 2018, approximately 79% and 78%, respectively, of our IIF was subject to quota share reinsurance ("QSR") transactions. In 2019 and 2018, approximately 82% and 75%, respectively, of our NIW was subject to QSR transactions.

Our QSR transactions are with unaffiliated reinsurers and cover most of our insurance written from 2013 through 2019, and a portion of our insurance written prior to 2013. The structure of the transactions is a quota share of either 15% or 30% for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the transactions, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below a percentage ranging from 60% to 68%, depending upon the transaction. We expect that in the first quarter of 2020, we will enter into an agreement with a similar structure covering most of our NIW in 2020 (with a 30% quota share) and 2021 (with a 17.5% quota share).

Excess of Loss Transaction. We have aggregate excess of loss reinsurance agreements with unaffiliated special purpose insurers covering a portion of our insurance written from July 1, 2016 through March 31, 2019. For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses, and a special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses in excess of the outstanding reinsurance coverage amount. The aggregate excess of loss reinsurance coverage decreases over a ten-year period, subject to certain conditions, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid. The special purpose insurers financed the coverages by issuing mortgage insurance-

linked notes (“ILNs”) to unaffiliated investors in an aggregate amount equal to the initial reinsurance coverage amounts. The ILNs each have ten-year legal maturities and are non-recourse to any of our assets. The proceeds of the ILNs, which were deposited into reinsurance trusts for our benefit, will be the source of reinsurance claim payments to us and principal repayments on the ILNs.

Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it reduces the amount of capital we are required to retain against potential future losses for PMIERs, rating agency and insurance regulatory purposes. The total credit that we are allowed for PMIER purposes for risk ceded under our reinsurance transactions is subject to a modest reduction. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions.

For further information about our reinsurance agreements, including the Company's early termination rights, see Note 9 – “Reinsurance,” to our consolidated financial statements in Item 8.

CUSTOMERS
Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 24% of our NIW on a flow basis in each of 2019 and 2018, and 23% in 2017. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, or our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments). Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

SALES AND MARKETING AND COMPETITION
Sales and Marketing. Our employees sell our insurance products throughout all regions of the United States and in Puerto Rico and Guam.

MGIC Investment Corporation 2019 Form 10-K | 16

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and the VA. The FHA, VA and USDA sponsor government-backed mortgage insurance programs, and it is estimated that during 2019, 2018 and 2017, they accounted for a combined approximately 55.3%, 55.9% and 61.4%, respectively, of the total low down payment residential mortgages which were subject to FHA, VA, USDA or primary private mortgage insurance. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.

In addition to competition from the FHA, VA and USDA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

The PMI industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on premium rates, underwriting requirements, financial strength (including based on credit or financial strength ratings), customer relationships, name recognition, reputation, strength of management teams and field organizations, the ancillary products and services provided to lenders, and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.

The U.S. PMI industry currently consists of six active mortgage insurers and their affiliates, including MGIC and the following companies:

•	Arch Mortgage Insurance Company

•	Essent Guaranty Mortgage Insurance

•	Genworth Mortgage Insurance Corporation

•	National Mortgage Insurance Corporation

•	Radian Guaranty Inc.

Our market share (as measured by NIW) was 16.5% in 2019, compared to 17.4% in 2018 and 18.3% in 2017, in each case excluding HARP refinances. (source: Inside Mortgage Finance).
If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our insurance subsidiaries, our future new insurance written could be negatively affected. Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The current PMIERs of each of the GSEs do not require an insurer to maintain minimum financial strength ratings. However, depending upon the evolution of housing finance reform, the level of issuances of non-GSE MBS may increase in the future. Financial strength ratings may be considered by issuers of non-GSE MBS in determining whether to purchase private mortgage insurance for loans supporting such securities. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, enterprise risk management and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time. At the time that this annual report was finalized, the financial strength of MGIC was rated A- (with a stable outlook) by A.M. Best, Baa1 (with a stable outlook) by Moody’s Investors Service and BBB+ (with a stable outlook) by Standard & Poor’s Rating Services.

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

Risk Management and Controls. The Company has established enterprise-wide policies, procedures and processes to allow it to identify, assess, monitor and manage the Company’s various risks. Management of these risks is an interdepartmental endeavor, with

MGIC Investment Corporation 2019 Form 10-K | 17

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

oversight by the SMOC and compliance personnel. The Company’s Internal Audit function, which reports to the Audit Committee of the Board of Directors, provides independent ongoing assessments of the Company’s management of certain enterprise risks and reports its findings to the Audit Committee.

Risk Identification and Assessment. The Company completes an annual key risk identification and assessment process that is focused on identifying and assessing those risks with the potential to have the greatest impact on the Company’s ability to accomplish its strategic goals. These key risks include both risks that are, at least in part, internal to the Company (e.g., mortgage credit risk) and therefore, at least in part, within management’s direct control, as well as risks that are external to the Company (e.g., business risk) and outside of management’s direct control. The results of the identification and assessment are reviewed annually by both the SMOC and the RMC.

Risk Reporting and Communication. The Company's Risk Management department produces various analyses, reports and key risk indicators (“KRIs”) that are reported to the SMOC, the RMC and the Board quarterly.  For our largest risk exposure, mortgage credit risk, these KRIs include risk factors for the Company’s NIW, IIF, quality control and claim activity, and the quarterly reports include performance relative to risk appetites.

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

We charge higher premium rates to reflect the increased risk of claim incidence that we perceive is associated with a loan. Not all higher risk characteristics are reflected in our premium rates; however, in 2019 we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. There can be no assurance that our premium rates adequately reflect the increased risk, particularly in a period of economic

MGIC Investment Corporation 2019 Form 10-K | 18

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

recession, high unemployment, slowing home price appreciation or home price declines. For additional information, see our risk factors in Item 1A, including the one titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.”

Underwriting Insurance Applications. Applications for mortgage insurance are submitted to us through both our delegated and non-delegated options. Under the delegated option, applications are submitted to us electronically and we rely upon the lender’s representations and warranties that the data submitted is true, accurate and consistent with the documents in the lender's loan origination file, when making our insurance decision. If the loan data submitted meets the underwriting requirements, a commitment to insure the loan is immediately issued. If the requirements are not met, the loan is reviewed by one of our underwriters. Non-delegated applications are submitted with documents from the lender’s loan origination file. During loan set-up, data is entered from those application documents and electronically evaluated against our underwriting requirements. An internally generated feedback report guides the mortgage insurance review. If the loan meets the underwriting requirements, a commitment to insure the loan is issued.

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

The following table shows the number of insured primary and pool loans in the MGIC Book, the related number of delinquent loans and the percentage of delinquent loans, or delinquency rate, as of December 31, 2015-2019.

Delinquency statistics for the MGIC book

	December 31,
	2019	2018	2017	2016	2015
Primary Insurance:
Insured loans in force	1,079,578	1,058,292	1,023,951	998,294	992,188
Delinquent loans	30,028	32,898	46,556	50,282	62,633
Delinquency rate – all loans	2.8%	3.1%	4.6%	5.0%	6.3%
Defaulted loans in our claims received inventory	538	809	954	1,385	2,769

Pool Insurance:
Insured loans in force	20,318	23,675	31,364	39,071	52,189
Delinquent loans	653	859	1,309	1,883	2,739
Delinquency rate	3.2%	3.6%	4.2%	4.8%	5.3%

MGIC Investment Corporation 2019 Form 10-K | 19

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Different geographical areas may experience different delinquency rates due to varying localized economic conditions from year to year and the amount of time it takes for foreclosures to be completed for uncured delinquencies. The following table shows the percentage of primary loans we insured that were delinquent as of December 31, 2019, 2018 and 2017 for the 15 jurisdictions for which we paid the most claims during 2019.

Jurisdiction delinquency rates

	December 31,
	2019	2018	2017
Florida*	3.4%	3.9%	9.5%
New York*	5.3	6.1	8.0
New Jersey*	3.9	4.6	7.3
Illinois*	3.2	3.3	4.1
Puerto Rico*	8.2	10.3	24.2
Maryland	3.6	4.1	5.4
Pennsylvania*	2.8	3.2	4.2
Ohio*	2.3	2.6	3.2
Connecticut*	3.6	3.5	4.4
California	2.1	2.2	2.6
Texas	3.3	3.6	6.0
Michigan	2.0	2.3	2.9
Virginia	1.9	2.1	2.8
Georgia	3.1	3.4	4.5
Wisconsin	1.9	2.0	2.5
All other jurisdictions	2.4	2.7	3.4
Note: Asterisk denotes jurisdictions in the table above that predominantly use a judicial foreclosure process, which generally increases the amount of time for a foreclosure to be completed.

The primary delinquency inventory in those same jurisdictions as of December 31, 2019, 2018 and 2017 appears in a table found in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Loss Reserves,” in Item 7.

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

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). For several years, the average time it took to receive a claim associated with a delinquency increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may have included, for example, a requirement for additional review and/or mediation processes. In recent quarters, the average time servicers are using to process foreclosures has decreased, resulting in a decrease in the average time to receive claims associated with new delinquencies that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the size of the claim, or “severity.” It is difficult to estimate how long it may take for current and future delinquencies that do not cure to develop into paid claims.

The majority of loans we insured from 2005 through 2008 (which represent 54% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of accumulated interest that an insured may include in a claim. Under our current master policy terms, an insured can include accumulated interest only for the first three years the loan is delinquent.

Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we generally have the option to either (1) pay the coverage percentage specified for the insured loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property (we have elected this option for the vast majority of claim payments in the recent past), or (2) pay 100% of the claim amount in exchange for conveyance to us of good and marketable title to the property. After we receive title to a property, we sell it for our own account. If we fail to pay a claim timely, we are subject to additional interest expense.

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are typically received during the first two years following issuance of coverage on a loan. The highest level of claim activity has typically occurred in the third and fourth years after the year of loan origination. Thereafter, the number of claims received has typically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or home price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the typical pattern for other loans. Persistency, the condition of the economy,

MGIC Investment Corporation 2019 Form 10-K | 20

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books of business increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2019, 58% of our primary RIF was written subsequent to December 31, 2016, 70% of our primary RIF was written subsequent to December 31, 2015, and 79% of our primary RIF was written subsequent to December 31, 2014. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts and local market conditions. For information about our primary average claim paid, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Net Losses and LAE Paid,” in Item 7.

Net losses paid and primary losses paid for the top 15 jurisdictions and all other jurisdictions for 2019, 2018 and 2017 appear in tables found in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Net Losses and LAE Paid,” in Item 7.

Loss Mitigation. Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. Our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In each of 2019 and 2018, curtailments reduced our average claim paid by approximately 5.0% and 5.8%, respectively.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims as “rescissions” and variations of this term. The circumstances in which we are entitled to rescind coverage narrowed under more restrictive policy terms beginning in 2012. As a result of revised PMIERs requirements, we have revised our master policy and expect it to be effective for new insurance written beginning March 1, 2020. Our ability to rescind insurance coverage will become further limited for insurance we write under the new master policy, potentially resulting in higher losses than would be the case under our existing master policies. In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. We do not expect future rescissions will be a significant portion of the claims we resolve over the next few years.

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

When the insured disputes our right to rescind coverage or curtail a claim, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings. Under ASC 450-20, until a liability associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss.

We are currently involved in discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $46 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

Although loan modification programs continued to mitigate our losses in 2019, their impact has decreased significantly from the impact we experienced in 2008-2012.

LOSS RESERVES
A significant period of time typically elapses between the time when a borrower becomes delinquent on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the delinquency to us, the acquisition of the property by the lender (typically through foreclosure) or the sale of the property with our approval, and the eventual

MGIC Investment Corporation 2019 Form 10-K | 21

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

payment of the claim related to the uncured delinquency or a rescission. To recognize the estimated liability for losses related to outstanding reported delinquencies, we establish loss reserves by estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss reserve estimates are established based upon historical experience, including rescission and curtailment activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish case reserves for future claims on insured loans that are not currently delinquent.

We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from delinquencies that have occurred, but have not yet been reported to us (IBNR).

Our reserving process bases our estimates of future events on our past experience. However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or to a similar degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods,” and “Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.”

Our losses incurred in 2019, 2018 and 2017 were $118.6 million, $36.6 million and $53.7 million, respectively, compared to $240.2 million and $343.5 million in 2016 and 2015, respectively. Our losses incurred for the last three years were below the levels in 2016 and 2015, in part due to the improving economy, the run-off of the insurance policies we wrote before the financial crisis and the credit quality of insurance policies written since the financial crisis. These factors resulted in fewer delinquent loans, as well as an improved cure rate on delinquent loans. For information about losses incurred from 2017 to 2019, including the amounts of losses incurred that are associated with delinquency notices received in the reporting year compared to losses incurred associated with delinquency notices received in prior years, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Losses incurred, net,” in Item 7.

C. Investment Portfolio
POLICY AND STRATEGY
At December 31, 2019, the fair value of our investment portfolio was approximately $5.8 billion. In addition, at December 31, 2019, our total assets included approximately $162 million of cash and cash equivalents. At December 31, 2019, approximately $325 million of investments and cash and cash equivalents was held by our parent company, and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2019, approximately 79% of our investment portfolio (excluding cash and cash equivalents) was managed by Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

The investment policy of our operating companies (primarily MGIC) emphasizes preservation of PMIERs assets, limiting portfolio volatility and maximizing total return with an emphasis on yield (subject to the other objectives). Our holding company investment policy emphasizes providing liquidity with minimal realized losses through holding high credit quality, low volatility assets. Consequently, our investment portfolio consists almost entirely of high-quality, investment grade, fixed income securities. Our investment portfolio strategy considers tax efficiency. The mix of tax-exempt municipal securities in our investment portfolio will be dependent upon their value, relative to taxable equivalent securities, determined in part by federal statutory tax rates. Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements.

Our investment policies in effect at December 31, 2019 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. They also limit the amount of investment in foreign governments and foreign domiciled securities and in any individual foreign country. In addition, the guidelines require the portfolio to carry a weighted average credit quality of at least an "A" rating.

MGIC Investment Corporation 2019 Form 10-K | 22

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

The aggregate market value of the holdings of a single obligor, or type of investment, as applicable, is limited to:

U.S. government and GNMA securities	No limit
Pre-refunded municipals escrowed in Treasury securities	No limit
Individual U.S. government agencies(1)	10% of portfolio market value
Individual securities rated “AAA” or “AA” (2)	3% of portfolio market value
Individual securities rated “BBB” or “A” (2)	2% of portfolio market value
Foreign governments & foreign domiciled securities (in total) (3)	25% of portfolio market value

(1)	As used with respect to our investment portfolio, U.S. government agencies include all GSEs and Federal Home Loan Banks.

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

Investment Operations
At December 31, 2019, the sectors represented in our investment portfolio were as shown in the table below:

Investment portfolio - sectors

Percentage of Portfolio’s Fair Value
1. Corporate	48%
2. Tax-Exempt Municipals	19
3. Asset-Backed	15
4. Taxable Municipals	9
5. U.S. government and agency debt	4
6. GNMA and other agency mortgage-backed securities	5
100%

We had no derivative financial instruments in our investment portfolio. Securities with stated maturities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 7%, 34%, 19% and 20%, respectively, of the total fair value of our investment in fixed income debt securities. Asset-backed and mortgage-backed securities are not included in these maturity categories as the expected maturities may be different from the stated maturities depending upon the periodic payments during the life of the security. Asset-backed securities represent 15% of the investment portfolio (CLOs represent 6%, CMBS represent 5% and other asset-backed securities represent 4%). GNMA and other agency mortgage-backed securities represent 5% of the investment portfolio. Our pre-tax yield was 3.1%, 3.1% and 2.7% for 2019, 2018, and 2017, respectively, and our after-tax yield was 2.5%, 2.6% and 2.0% for 2019, 2018, and 2017, respectively.

Our ten largest holdings at December 31, 2019 appear in the table below:

Investment portfolio - ten largest holdings

Fair Value (In thousands)
1. New York St Dorm Auth Rev	$59,610
2. Goldman Sachs Group	55,773
3. JP Morgan Chase	44,743
4. Bank of America Corp	44,404
5. AT&T Inc	40,491
6. Citibank NA/Citigroup	39,882
7. Morgan Stanley	37,940
8. Chicago Airport Rev	37,554
9. Pennsylvania St Turnpike Comm	36,845
10. Wells Fargo and Company	35,878
$433,120

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

In general, regulation of our subsidiaries’ businesses relates to:

•	licenses to transact businesses;

•	policy forms;

•	premium rates and discrimination in pricing;

•	insurable loans;

•	annual and other reports on financial condition;

MGIC Investment Corporation 2019 Form 10-K | 23

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

•	the basis upon which assets and liabilities must be stated;

•	requirements regarding contingency reserves equal to 50% of premiums earned;

•	minimum capital levels and adequacy ratios;

•	reinsurance requirements;

•	limitations on the types of investment instruments which may be held in an investment portfolio;

•	privacy;

•	deposits of securities;

•	transactions among affiliates;

•	cybersecurity

•	limits on dividends payable;

•	suitability of officers and directors; and

•	claims handling.

Wisconsin has adopted the Risk Management and Own Risk and Solvency Assessment Act, which requires, among other things, that we:

•	no less than annually, conduct an Own Risk and Solvency Assessment ("ORSA") to assess the material risks associated with our business and our current and estimated projected future solvency position;

•	maintain a risk management framework to assess, monitor, manage and report on material risks;

•	provide a confidential high-level ORSA Summary Report annually to the OCI; and

•	Provide an Enterprise Risk Management Report annually to the OCI.

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

At December 31, 2019, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.0 billion above the required MPP of $1.7 billion.

The NAIC has previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements. See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, for information about regulations governing our capital adequacy and our expectations regarding our future capital position. See "Management's Discussion and Analysis – Liquidity and Capital Resources – Capital Adequacy" in Item 7 for information about our current capital position.

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

MGIC Investment Corporation 2019 Form 10-K | 24

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to time. Based on our interpretation of the financial requirements of the PMIERs, as of December 31, 2019, MGIC’s Available Assets totaled $4.6 billion, or $1.2 billion in excess of its Minimum Required Assets. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change, including through administrative action, in ways that have a material adverse effect on us and that the charters of GSEs are changed by new federal legislation. In September 2019, at the direction of President Trump, the U.S. Treasury Department ("Treasury") released the “Treasury Housing Reform Plan” (the "Plan"). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending the conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage ("QM") rule of the CFPB, transferring risk to the private sector, and eliminating the GSE Patch (which expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the DTI ratio limit of 43% included in the standard QM definition); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Also in September 2019, the Treasury and FHFA entered into a letter agreement that will allow the GSEs to remit less of their earnings to the government, which will help them rebuild their capital.

The impact of the Plan on private mortgage insurance is unclear. It does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand credit risk transfer ("CRT") programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about CRT programs, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance" in Item 1A.

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

MGIC Investment Corporation 2019 Form 10-K | 25

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

E. Employees
At December 31, 2019, we had 724 full- and part-time employees, approximately 34% of whom were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of

“on-call” employees has ranged from fewer than 40 to more than 110.

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

MGIC Investment Corporation 2019 Form 10-K | 26

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
The private mortgage insurance industry is highly competitive and is expected to remain so. We believe we currently compete with other private mortgage insurers based on premium rates, underwriting requirements, financial strength (including based on credit or financial strength ratings), customer relationships, name recognition, reputation, strength of management teams and field organizations, the ancillary products and services provided to lenders and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.

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

Much of the competition in the industry in the last few years has centered on pricing practices which have included: (i) reductions in standard filed rates; (ii) use of customized rate plans (typically lower than standard rates) that are made available to lenders that meet certain criteria; and (iii) use of a spectrum of filed rates to allow for formulaic, risk-based pricing that may be quickly adjusted within certain parameters (referred to as "risk-based pricing systems"). We expect premium rates to continue to decline. While our increased use of reinsurance over the past several years has helped to mitigate the negative effect of declining premium rates on our returns, refer to our risk factor titled "Reinsurance may not always be available or affordable" for a discussion of the risks associated with the availability of reinsurance.
In 2019, we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of new insurance written ("NIW") has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Regarding the concentration of our new business, our top ten customers accounted for approximately 24% of our NIW, in each of the twelve months ended December 31, 2018 and 2019.
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

MGIC Investment Corporation 2019 Form 10-K | 27

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
Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of each of the GSEs require a mortgage insurer to maintain a minimum amount of assets to support its insured risk, as discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.” The PMIERs do not require an insurer to maintain minimum financial strength ratings; however, our financial strength ratings can affect us in the following ways:

•
A downgrade in our financial strength ratings could result in increased scrutiny of our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW.

•
Our ability to participate in the non-GSE mortgage market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from A.M. Best is A- (with a stable outlook), from Moody’s is Baa1 (with a stable outlook) and from Standard & Poor’s is BBB+ (with a stable outlook).

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

The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
Alternatives to private mortgage insurance include:

•	investors using risk mitigation and credit risk transfer techniques other than private mortgage insurance,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

•	lenders using Federal Housing Administration ("FHA"), U.S. Department of Veterans Affairs ("VA") and other government mortgage insurance programs, and

•
lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ("LTV") ratio and a second mortgage with a 10%, 15% or 20% LTV ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% LTV ratio that has private mortgage insurance.

The GSEs’ charters generally require credit enhancement for a low down payment mortgage loan (a loan with an amount that exceeds 80% of a home’s value) in order for such loan to be eligible for purchase by the GSEs. Private mortgage insurance has generally been purchased by lenders in primary mortgage market transactions to satisfy this credit enhancement requirement. In 2018, Freddie Mac and Fannie Mae initiated secondary mortgage market programs with loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers governed by PMIERs, and that are not selected by the lenders. These programs compete with traditional private mortgage insurance and, due to differences in policy terms, they may offer premium rates that are below prevalent single premium lender paid mortgage insurance ("LPMI") rates. We participate in these programs from time to time. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” for a discussion of various business practices of the GSEs that may be changed, including through expansion or modification of these programs.
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

MGIC Investment Corporation 2019 Form 10-K | 28

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

coverage; or accepting credit risk without credit enhancement.
The GSEs' charters also permit the use of "Lender Risk Sharing" transactions as a form of credit enhancement. In these transactions, the lender may issue securities to transfer all or a portion of its risk or the lender may retain the credit risk. While the use of Lender Risk Sharing transactions has recently been increasing, we are not aware that their use has displaced private mortgage insurance. The amount of business we write would be adversely affected if Lender Risk Sharing transactions are structured in a manner that displaces private mortgage insurance.
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 28.2% in 2019, 30.5% in 2018 and 33.9% in 2017. In the past ten years, the FHA’s share has been as low as 28.2% in 2019 and as high as 64.5% in 2010. Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how the factors that affect the FHA’s share of new insurance written will change in the future.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 25.2% in 2019, 22.9% in 2018 and 24.7% in 2017. In the past ten years, the VA’s share has been as low as 15.7% in 2010 and as high as 27.2% in 2016. We believe that the VA’s market share has generally been elevated in recent years because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% LTV ratio loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs, therefore, the business practices of the GSEs greatly impact our business and include:

•
the GSEs' PMIERs, the financial requirements of which are discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility,”

•
the capital and collateral requirements for participants in the GSEs' alternative forms of credit enhancement discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance,"

•
the level of private mortgage insurance coverage, subject to the limitations of the GSEs’ charters, when private mortgage insurance is used as the required credit enhancement on low down payment mortgages (the GSEs generally require a level of mortgage insurance coverage that is higher than the level of coverage required by their charters; any change in the required level of coverage will impact our new risk written),

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

MGIC Investment Corporation 2019 Form 10-K | 29

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

In September 2019, at the direction of President Trump, the U.S. Treasury Department ("Treasury") released the “Treasury Housing Reform Plan” (the "Plan"). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending the conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage ("QM") rule of the Consumer Financial Protection Bureau ("CFPB"), transferring risk to the private sector, and eliminating the "GSE Patch" (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Also in September 2019, the Treasury and FHFA entered into a letter agreement that will allow the GSEs to remit less of their earnings to the government, which will help them rebuild their capital.

The impact of the Plan on private mortgage insurance is unclear. The Plan does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV ratio loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand credit risk transfer ("CRT") programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about CRT programs, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

The current GSE Patch expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income

("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The GSE Patch is scheduled to expire no later than January 2021. Approximately 27% and 22% of our NIW in the first and second halves of 2019, respectively, was on loans with DTI ratios greater than 43%. However, it is possible that expiration of the GSE Patch will be delayed and that not all future loans with DTI ratios greater than 43% will be affected by such expiration. In this regard, we note that the CFPB recently indicated that it expects to issue for comment, no later than May 2020, a proposed new "ability-to-repay" ("ATR") rule that would replace the use of DTI ratio in the definition of QM with an alternative measure, such as a pricing threshold. The CFPB also indicated that it would extend the expiration of the GSE Patch until the earlier of the effective date of the proposed alternative or until one of the GSEs exits conservatorship.

We insure loans that do not qualify as QMs; however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the ATR rule that the law allows with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs.
The QM definition for loans insured by the FHA, which was issued by the Department of Housing and Urban Development (“HUD”), is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows lenders certain presumptions about compliance with the ATR rule on higher priced loans. It is possible that, in the future, lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition. However, in September 2019, HUD released its Housing Reform Plan and indicated that the FHA should refocus on its mission of providing housing finance support to low- and moderate-income families that cannot be fulfilled through traditional underwriting. In addition, Treasury's Plan indicated that the FHFA and HUD should develop and implement a specific understanding as to the appropriate roles and overlap between the GSEs and FHA, including with respect to the GSEs’ acquisitions of high LTV ratio and high DTI ratio loans.
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

MGIC Investment Corporation 2019 Form 10-K | 30

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

be final and how long any associated phase-in period may last.
We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.
We must comply with a GSE's PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book of insurance in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements, and subject to a floor amount).
Based on our interpretation of the more restrictive application of PMIERs, as of December 31, 2019, MGIC’s Available Assets totaled $4.6 billion, or $1.2 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In calculating these "Minimum Required Assets," the total credit for risk ceded under our reinsurance transactions is subject to a modest reduction. Our reinsurance transactions are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions, without penalty.
If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. We do not anticipate that the regular periodic updates will occur more frequently than once every two years. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors; however, the GSEs may amend any portion of the PMIERs at any time.

•
There may be future implications for PMIERs based upon forthcoming regulatory capital requirements for the GSEs. In 2018, the FHFA issued a proposed capital rule for the GSEs, which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance. The FHFA recently indicated that it plans to re-propose a capital rule as early as the first quarter of 2020, although the timing and content of the proposal is uncertain. Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan could have future implications for PMIERs.

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

Reinsurance may not always be available or affordable.
As discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring," we have in place quota share and excess of loss reinsurance transactions covering a portion of our risk in force. These reinsurance transactions enable us to earn higher returns on our business than we would without them because fewer Available Assets are required to be held under PMIERs. However, reinsurance may not always be available to us or available on similar terms, the quota share reinsurance transactions subject us to counterparty credit risk and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. If we are unable to obtain reinsurance for NIW, our returns may decrease absent an increase in premium rates. An increase in our premium rates may lead to a decrease in our NIW.
We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims collectively as

MGIC Investment Corporation 2019 Form 10-K | 31

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

“rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2018 and 2019, curtailments reduced our average claim paid by approximately 5.8% and 5.0%, respectively.
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
Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. In the fourth quarter of 2019, the agreement for which we had recorded a probable loss of $23.5 million, received necessary GSE approvals. There was no additional loss recognized as a result of entering into the agreement, as the settlement amount was consistent with our original estimate of the probable loss. We are currently involved in discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when all of these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $46 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

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
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, premium rates and discrimination in pricing, and minimum capital requirements. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be adversely affected if personal information on consumers that we maintain is improperly disclosed; and damage to, or interruption in, our information technology systems may disrupt our operations.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

MGIC Investment Corporation 2019 Form 10-K | 32

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
We employ proprietary and third party models to project returns, price products (including through our risk-based pricing system), determine the techniques used to underwrite insurance, estimate reserves, generate projections used to estimate future pre-tax income and to evaluate loss recognition testing, evaluate risk, determine internal capital requirements, perform stress testing, and for other uses. These models rely on estimates and projections that are inherently uncertain and may not operate as intended. In addition, from time to time we seek to improve certain models, and the conversion process may result in material changes to assumptions, including those about returns and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations may not be correct, and the controls we have in place to mitigate that risk may not be effective in all cases. The risks related to our models may increase when we change assumptions and/or methodologies, or when we add or change modeling platforms. We have enhanced, and we intend to continue to enhance, our modeling capabilities. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.
Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when notices of default on insured mortgage loans are received and for loans we estimate are in default but for which notices of default have not yet been reported to us by the servicers (this is often referred to as “IBNR”). Because our reserving method does not take account of losses that could occur from loans that are not delinquent, such losses are not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses on loans that are not currently delinquent may have a material impact on future results as such losses emerge.
Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.
When we establish case reserves, we estimate the ultimate loss on delinquent loans by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimated claim rate and claim severity represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions, and a change in the length of time loans are delinquent before claims are received. The change in conditions may include changes in unemployment, affecting borrowers’ income and thus their ability to make mortgage payments, and changes in home prices, which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could have a material impact on our future results, even in a stable economic environment. In addition, historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate.
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

MGIC Investment Corporation 2019 Form 10-K | 33

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

price may affect our ability to retain our key personnel or attract replacements should key personnel depart. Without a properly skilled and experienced workforce, our costs, including productivity costs and costs to replace employees may increase, and this could negatively impact our earnings.
If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline.
The factors that may affect the volume of low down payment mortgage originations include:

•	restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues or risk-retention and/or capital requirements affecting lenders,

•	the level of home mortgage interest rates,

•	the health of the domestic economy as well as conditions in regional and local economies and the level of consumer confidence,

•	housing affordability,

•	new and existing housing availability,

•	the rate of household formation, which is influenced, in part, by population and immigration trends,

•	homeownership rates,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinanced loans have LTV ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.
A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance and limit our NIW. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.”
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
At December 31, 2019, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.0 billion above the required MPP of $1.7 billion. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our quota share reinsurance and excess of loss transactions with unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under the State Capital Requirements, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these risk factors for information about matters that could negatively affect such compliance. At December 31, 2019, the risk-to-capital ratio of our combined insurance operations was 9.6 to 1.
The NAIC has previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk and minimum capital floors. Currently we believe that the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.
While MGIC currently meets, and expects to continue to meet, the State Capital Requirements of Wisconsin and all other jurisdictions, it could be prevented from writing new business in the future in all jurisdictions if it fails to meet the State Capital Requirements of Wisconsin, or it could be prevented from writing new business in a particular jurisdiction if it fails to meet the State Capital Requirements of that jurisdiction, and in each case if

MGIC Investment Corporation 2019 Form 10-K | 34

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

MGIC does not obtain a waiver of such requirements. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in a particular jurisdiction, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the State Capital Requirements or the PMIERs may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses.” A possible future failure by MGIC to meet the State Capital Requirements or the PMIERs will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, you should read the rest of these risk factors for information about matters that could negatively affect MGIC’s claims paying resources.
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
The Minimum Required Assets under the PMIERs are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering LTV ratio, credit score, vintage, Home Affordable Refinance Program ("HARP") status and delinquency status; and whether the loans were insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination consistent with the Homeowners Protection Act requirements for borrower paid mortgage insurance. Therefore, if our direct risk-in-force increases through increases in NIW, or if our mix of business changes to include loans with higher LTV ratios or lower FICO scores, for example, or if we insure a higher percentage of loans under lender-paid mortgage insurance policies, all other things equal, we will be required to hold more Available Assets in order to maintain GSE eligibility.
The minimum capital required by the risk-based capital framework contained in the exposure draft released by the NAIC in December 2019 would be, in part, a function of certain loan and economic factors, including property location, LTV ratio and credit score; general underwriting quality in the market at the time of loan origination; the age of the loan; and the premium rate we charge. Depending upon the provisions of the capital requirements when they are released in final form and become effective, our mix of business may affect the minimum capital we are required to hold under the new framework.
The percentage of our NIW from all single-premium policies has ranged from approximately 10% in 2013 to 19% in 2017 and was 17% in 2018 and 16% in 2019. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
We have in place quota share reinsurance ("QSR") transactions with unaffiliated reinsurers that cover most of our insurance written from 2013 through 2019, and a portion of our insurance written prior to 2013. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax

MGIC Investment Corporation 2019 Form 10-K | 35

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

income will vary from period to period, depending upon the level of ceded losses.
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
Our ability to rescind insurance coverage became more limited for insurance we wrote beginning in mid-2012. As a result of revised PMIERs requirements, we have revised our master policy and expect it to be effective for new insurance written beginning March 1, 2020. Our ability to rescind insurance coverage will become further limited for insurance we write under the new master policy, potentially resulting in higher losses than would be the case under our existing master policies.
From time to time, in response to market conditions, we change the types of loans that we insure and the requirements under which we insure them. We also change our underwriting guidelines, in part through aligning most of them with the GSEs for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of December 31, 2019, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (15.3%), loans with borrowers having FICO scores below 620 (2.0%), mortgages with borrowers having FICO scores of 620-679 (9.0%), mortgages with limited underwriting, including limited borrower documentation (1.7%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (14.2%), each attribute as determined at the time of loan origination. An individual loan may have more than one of these attributes.

Beginning in 2017, the percentage of NIW that we have written on mortgages with LTV ratios greater than 95% and mortgages with DTI ratios greater than 45% has increased, although the percentage of NIW that we have written on mortgages with DTI ratios greater than 45% has declined in 2019 from its 2018 level. In 2018, we started considering DTI ratios when setting our premium rates, and we changed our methodology for calculating DTI ratios for pricing and eligibility purposes to exclude the impact of mortgage insurance premiums. As a result of this change, loan originators may have changed the information they provide to us. Although we have revised our operational procedures to account for this possibility, we cannot be sure that the DTI ratio we report for each loan beginning in late 2018 includes the related mortgage insurance premiums in the calculation. In addition, we expect to insure certain loans that would not have previously met our guidelines and to offer premium rates for certain loans lower than would have been offered under our previous methodology.
The widespread use of risk-based pricing systems by the private mortgage insurance industry (discussed in our risk factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses") makes it more difficult to compare our premium rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our mix of new insurance written has changed and our mix may fluctuate more as a result.
If state or federal regulations or statutes are changed in ways that ease mortgage lending standards and/or requirements, or if lenders seek ways to replace business in times of lower mortgage originations, it is possible that more mortgage loans could be originated with higher risk characteristics than are currently being originated, such as loans with lower FICO scores and higher DTI ratios. Lenders could pressure mortgage insurers to insure such loans, which are expected to experience higher claim rates. Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses even under our current underwriting requirements.
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

MGIC Investment Corporation 2019 Form 10-K | 36

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
The losses we have incurred on our 2005-2008 books of business have exceeded our premiums from those books. The incurred losses from those books, although declining, continue to generate a material portion of our total incurred losses. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices.
We are susceptible to disruptions in the servicing of mortgage loans that we insure and we rely on third-party reporting for information regarding the mortgage loans we insure.
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
The information presented in this report and on our website with respect to the mortgage loans we insure is based on information reported to us by third parties, including the servicers and originators of the mortgage loans. Consequently, information presented may be subject to lapses or inaccuracies in reporting from such third parties. In many cases, we may not be aware that information reported to us by third parties is incorrect until such time as a claim is made against us under the relevant insurance policy. We do not receive monthly information from servicers for single premium policies, and may not be aware that the mortgage loans insured by such policies have been repaid. We periodically attempt to determine if coverage is still in force on such policies by asking the last servicer of record or through the periodic reconciliation of loan information with certain servicers. It may be possible that our reports continue to reflect, as active, policies on mortgage loans that have been repaid.
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
Our persistency rate was 75.8% at December 31, 2019, 81.7% at December 31, 2018, and 80.1% at December 31, 2017. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.
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
At December 31, 2019, we had approximately $325 million in cash and investments at our holding company and our holding company’s debt obligations were $815 million in aggregate principal amount, consisting of $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes") and $390 million of 9% Debentures due in 2063

MGIC Investment Corporation 2019 Form 10-K | 37

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

(of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of December 31, 2019, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).
The 5.75% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividends, and in 2019 and 2018, it paid a total of $280 million and $220 million, respectively, in quarterly dividends to our holding company. We have received the appropriate approvals for MGIC to pay to our holding company, in the first quarter of 2020, a special dividend of $320 million and a quarterly dividend of $70 million. We expect to use most of the proceeds of the special dividend to repurchase our common stock as discussed below. We expect MGIC to pay quarterly dividends totaling at least $280 million per year, subject to approval by its Board of Directors. We ask the OCI not to object before MGIC pays dividends.
In 2019 and 2018, we repurchased approximately 8.7 million and 16.0 million shares of our common stock, respectively, using approximately $114 million and $175 million of holding company resources, respectively. As of December 31, 2019, we had $111 million of authorization remaining to repurchase our common stock through the end of 2020 under a share repurchase program approved by our Board of Directors in 2019. From January 1, 2020 through February 19, 2020, we repurchased approximately 2.5 million shares of our common stock for approximately $35 million. In addition, in January 2020, our Board of Directors approved the repurchase of up to an additional $300 million of our common stock through the end of 2021. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.

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
At December 31, 2019, we had outstanding $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures") (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at a conversion rate, which is subject to adjustment, of 74.4718 common shares per $1,000 principal amount of debentures. This represents a conversion price of approximately $13.43 per share. The payment of dividends by our holding company will result in an adjustment to the conversion rate and price, with such adjustment generally deferred until the end of the year.
We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.46 for at least 20 of the 30 trading days preceding notice of the redemption.
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
For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 4 – “Earnings Per Share” to our consolidated financial statements in Item 8. As noted above, during 2019 and

MGIC Investment Corporation 2019 Form 10-K | 38

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

2018, we repurchased shares of our common stock and may do so in the future. In addition, we have in the past purchased, and may in the future purchase, our debt securities.
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
We could be adversely affected if personal information on consumers that we maintain is improperly disclosed, and damage to, or interruption in, our information technology systems may disrupt our operations.
As part of our business, we maintain large amounts of personal information on consumers. Federal and state laws designed to promote the protection of personal information of consumers require businesses that collect or maintain consumer information to adopt information security programs, notify individuals, and in some jurisdictions, regulatory authorities, of security breaches involving personally identifiable information. Those laws may require free credit monitoring services to be provided to individuals affected by security breaches. While we believe we have appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or employees, will not occur. Unauthorized disclosure could adversely affect our reputation, result in a loss of business and expose us to material claims for damages.
We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including through the actions of third parties. Due to our reliance on information technology systems, including ours and those of our customers and third party service providers, their damage or interruption could severely disrupt our operations, which could have a material adverse effect on our business, business prospects and results of operations.
In addition, we are in the process of upgrading certain of our information systems that have been in place for a number of years and continue to deploy and enhance our risk-based pricing system. The implementation of these technological improvements, as well as their integration with customer and third party systems when applicable, is complex, expensive and time consuming. If we fail to timely and successfully implement and integrate the new technology systems, or if the systems do not operate as expected, it could have an adverse impact on our business, business prospects and results of operations.
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

MGIC Investment Corporation 2019 Form 10-K | 39

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
Hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.
Natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires and floods, or other events related to changing climatic conditions, could trigger an economic downturn in the affected areas, which could result in a decline in our business and an increased claim rate on policies in those areas. Natural disasters, rising sea levels and increased cost of flood insurance could lead to a decrease in home prices in the affected areas, or in areas with similar risks, which could result in an increase in claim severity on policies in those areas. If we were to attempt to limit our new insurance written in disaster-prone areas, lenders may be unwilling to procure insurance from us anywhere.
Natural disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with the financial requirements of the PMIERs.
The PMIERs require us to maintain significantly more "Minimum Required Assets" for delinquent loans than for performing loans; however, the increase in Minimum Required Assets is not as great for certain delinquent loans in areas that the Federal Emergency Management Agency has declared major disaster areas. An increase in delinquency notices resulting from a natural disaster may result in an increase in "Minimum Required Assets" and a decrease in the level of our excess "Available Assets" which is discussed in our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."
The Company may be adversely impacted by the transition from LIBOR as a reference rate.
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it would no longer compel banks to submit rate quotations required to calculate LIBOR. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021. Efforts are underway to identify and transition to a set of alternative reference rates. The set of alternative rates includes the Secured Overnight Financing Rate

(“SOFR”), which the Federal Reserve Bank of New York began publishing in 2018. SOFR is calculated based on different criteria than LIBOR. Accordingly, SOFR and LIBOR may diverge. In addition, SOFR may be subject to direct influence by activities of the Federal Reserve and the Federal Reserve Bank of New York in ways that other rates may not be.
There is considerable uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments. Financial instruments indexed to LIBOR could experience disparate outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and other factors. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments.
While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition.
Our transactions involving financial instruments that reference LIBOR, include:

•	Buying and selling fixed income securities (as of December 31, 2019, approximately 6.0% of the fair value of our investment portfolio consisted of securities referencing LIBOR).

•
Insuring adjustable rate mortgages (“ARMs”) whose interest is referenced to LIBOR (as of December 31, 2019, approximately $1.1 billion of our risk in force was on ARMs referencing LIBOR). A change in reference rate associated with these loans may affect their principal balance, which may affect our risk-in-force and the amount of Minimum Required Assets we are required to maintain under PMIERs. A change in reference rate may also affect the amount of principal and/or accrued interest we are required to pay in the event of a claim payment.

•
Entering into reinsurance agreements under which our premiums are determined, in part, by the difference between interest payable on the reinsurers’ notes which reference LIBOR and earnings from a pool of securities receiving interest that may reference LIBOR (in 2019, our total premiums on such transactions was approximately $17.6 million).

MGIC Investment Corporation 2019 Form 10-K | 40

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2019, we leased office space in various cities throughout the United States under leases expiring between 2020 and 2023 and which required monthly rental payments that in the aggregate are immaterial.

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

Item 4. Mine Safety Disclosures
Not Applicable.

MGIC Investment Corporation 2019 Form 10-K | 41

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Information About Our Executive Officers
Certain information with respect to our executive officers as of February 21, 2020 is set forth below:

Executive officers of the registrant

Name and Age	Title
Timothy J. Mattke, 44	Chief Executive Officer and Director of MGIC Investment Corporation and MGIC
Salvatore A. Miosi, 53	President and Chief Operating Officer of MGIC Investment Corporation and MGIC
Nathan H. Colson, 36	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC
James J. Hughes, 57	Executive Vice President – Sales and Business Development of MGIC
Paula C. Maggio, 51	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC
Steven M. Thompson, 57	Executive Vice President and Chief Risk Officer of MGIC
Robert J. Candelmo, 56	Senior Vice President and Chief Information Officer of MGIC

Mr. Mattke has served as our Chief Executive Officer since July 2019. Before then, he had been the Company’s Chief Financial Officer from 2014 to 2019, and its Controller from 2009 to 2014. He joined the Company in 2006. Prior to his becoming Controller, he was Assistant Controller of MGIC beginning in 2007 and prior to that was a manager in MGIC’s accounting department.  Before joining MGIC, Mr. Mattke was with PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm.

Mr. Miosi has served as our President and Chief Operating Officer since July 2019. Before then, he had been Executive Vice President – Business Strategy and Operations since January 2017. He served as Senior Vice President – Business Strategy and Operations of MGIC from 2015 to January 2017, and Vice President – Marketing from 2004 to 2015. Mr. Miosi joined the company in 1988 and has also held a variety of leadership positions in the operations, technology and marketing divisions.

Mr. Colson has served as our Executive Vice President and Chief Financial Officer since July 2019. Before then, he had been MGIC's Vice President – Finance during 2019 and its Assistant Treasurer from 2016 to 2019. He joined MGIC in 2014 and prior to becoming Assistant Treasurer, he held positions in its Risk Management Department. Before joining MGIC, Mr. Colson was with PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm.

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

Ms. Maggio joined the Company in July 2018 and has served as Executive Vice President, General Counsel and Secretary since then. Prior to joining the Company, Ms. Maggio had been Executive Vice President, General Counsel and Secretary of Retail Properties of America, Inc. from 2016 to 2018, Executive Vice President, General Counsel and Secretary of Strategic Hotels & Resorts, Inc. (SHR) from 2012 to 2015, and in various other leadership roles with SHR since joining that firm in 2000. Prior to joining SHR, Ms. Maggio had been in private legal practice from 1994-2000.

Mr. Thompson has served as MGIC's Executive Vice President and Chief Risk Officer since November 2019. Before then, he had been Interim Chief Risk Officer during 2019, and Vice President Credit Policy and Pricing from 2016 to 2019. He joined MGIC in 1998 and prior to being named Vice President Credit Policy and Pricing, he held several management positions in its Risk Management Department, including Vice President – Risk Management from 2000 to 2016.

Mr. Candelmo has served as MGIC's Senior Vice President and Chief Information Officer since March 2019. He joined MGIC in October 2014 as its Vice President – Chief Technology Officer. Prior to joining MGIC, Mr. Candelmo had been Senior Vice President of Enterprise Information Services with SunTrust Bank since 2008. Prior to joining SunTrust, Mr. Candelmo had held various other leadership roles within the information technology discipline.

MGIC Investment Corporation 2019 Form 10-K | 42

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.”

As of February 14, 2020, the number of shareholders of record was 272 In addition, we estimate there are approximately 42,000 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended December 31, 2019.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2019	October 31, 2019	—	$—	—	$130,815,385
November 1, 2019	November 30, 2019	—	$—	—	$130,815,385
December 1, 2019	December 31, 2019	1,400,976	$14.26	1,400,976	$110,815,326
		1,400,976	$14.26	1,400,976

(1)
In addition to the approximately $111 million remaining on our share repurchase authorization from 2019, on January 28, 2020, our Board of Directors authorized a share repurchase program under which we may repurchase up to an additional $300 million of our common stock through the end of 2021. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation 2019 Form 10-K | 43

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Item 6. Selected Financial Data

Summary of operations
	As of and for the Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017	2016	2015
Revenues:
Net premiums written	$1,001,308	$992,262	$997,955	$975,091	$1,020,277
Net premiums earned	1,030,988	975,162	934,747	925,226	896,222
Investment income, net	167,045	141,331	120,871	110,666	103,741
Realized investment (losses) gains, net including net impairment losses	5,306	(1,353)	231	8,921	28,361
Other revenue	10,638	8,708	10,205	17,670	12,964
Total revenues	1,213,977	1,123,848	1,066,054	1,062,483	1,041,288

Losses and expenses:
Losses incurred, net	118,575	36,562	53,709	240,157	343,547
Change in premium deficiency reserve	—	—	—	—	(23,751)
Underwriting and other expenses	194,769	190,143	170,749	160,409	164,366
Interest expense	52,656	52,993	57,035	56,672	68,932
Loss on debt extinguishment	—	—	65	90,531	507
Total losses and expenses	366,000	279,698	281,558	547,769	553,601
Income before tax	847,977	844,150	784,496	514,714	487,687
Provision for (benefit from) income taxes (1)	174,214	174,053	428,735	172,197	(684,313)
Net income	$673,763	$670,097	$355,761	$342,517	$1,172,000

Weighted average common shares outstanding	373,924	386,078	394,766	431,992	468,039

Diluted income per share	$1.85	$1.78	$0.95	$0.86	$2.60

Balance sheet data
Total investments	$5,758,320	$5,159,019	$4,990,561	$4,692,350	$4,663,206
Cash and cash equivalents	161,847	151,892	99,851	155,410	181,120
Total assets	6,229,571	5,677,802	5,619,499	5,734,529	5,868,343
Loss reserves	555,334	674,019	985,635	1,438,813	1,893,402
Short- and long-term debt	575,867	574,713	573,560	572,406	—
Convertible senior notes	—	—	—	349,461	822,301
Convertible junior subordinated debentures	256,872	256,872	256,872	256,872	389,522
Shareholders' equity	4,309,234	3,581,891	3,154,526	2,548,842	2,236,140
Book value per share	12.41	10.08	8.51	7.48	6.58

(1)
In 2017, we remeasured our net deferred tax assets at the lower enacted corporate income tax rate under the Tax Act. In 2015 we reversed the valuation allowance against our deferred tax assets. See Note 12 – "Income Taxes" to our consolidated financial statements in Item 8 for a discussion of tax matters and their impact on our consolidated financial statements.

MGIC Investment Corporation 2019 Form 10-K | 44

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Other data

	Years Ended December 31,
	2019	2018	2017	2016	2015
New primary insurance written ($ millions)	$63,421	$50,526	$49,123	$47,875	$43,031
New primary risk written ($ millions)	$15,811	$12,657	$12,217	$11,831	$10,824

IIF (at year-end) ($ millions)
Direct primary IIF	$222,295	$209,707	$194,941	$182,040	$174,514
RIF (at year-end) ($ millions)
Direct primary RIF	$57,213	$54,063	$50,319	$47,195	$45,462
Direct pool RIF
With aggregate loss limits	213	228	236	244	271
Without aggregate loss limits	163	191	235	303	388

Primary loans in default ratios
Policies in force	1,079,578	1,058,292	1,023,951	998,294	992,188
Loans in default	30,028	32,898	46,556	50,282	62,633
Percentage of loans in default	2.78%	3.11%	4.55%	5.04%	6.31%

Insurance operating ratios (GAAP)
Loss ratio	11.5%	3.7%	5.7%	26.0%	38.3%
Underwriting Expense ratio	18.4%	18.2%	16.0%	15.3%	14.9%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	9.7:1	9.0:1	9.5:1	10.7:1	12.1:1
Combined insurance companies	9.6:1	9.8:1	10.5:1	12.0:1	13.6:1

MGIC Investment Corporation 2019 Form 10-K | 45

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

Through our subsidiary, MGIC, we are a leading provider of PMI in the United States, as measured by $222.3 billion of primary IIF on a consolidated basis at December 31, 2019.

Summary of financial results of MGIC Investment Corporation

	Year Ended December 31,
(in millions, except per share data)	2019	2018	Change
Selected statement of operations data
Total revenues	$1,214.0	$1,123.8	8%
Losses incurred, net	118.6	36.6	224%
Other operating and underwriting expenses, net	182.8	178.2	3%
Income before tax	848.0	844.2	—%
Provision for income taxes	174.2	174.1	—%
Net income	673.8	670.1	1%
Diluted income per share	$1.85	$1.78	4%

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$842.9	$845.5	—%
Adjusted net operating income	669.7	668.7	—%
Adjusted net operating income per diluted share	$1.84	$1.78	3%

(1)	See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

MGIC Investment Corporation 2019 Form 10-K | 46

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

SUMMARY OF 2019 FINANCIAL RESULTS
Net income of $673.8 million for 2019 increased by $3.7 million when compared to the prior year, and diluted income per share of $1.85 increased by 4% when compared to the prior year. These increases primarily reflect an increase in revenues and fewer weighted average diluted shares outstanding, which was partially offset by an increase in losses incurred. Adjusted net operating income of $669.7 million for 2019 (2018: $668.7 million) and adjusted net operating income per diluted share of $1.84 (2018: $1.78) each increased from the prior year primarily for the same reasons.

Losses incurred, net were $118.6 million, compared to $36.6 million the prior year. The increase was due to lower favorable loss reserve development on previously received delinquency notices when compared to the prior year, partially offset by a decrease in losses incurred on delinquency notices received in the current year. The estimated claim rate on new delinquency notices received in 2019 was 8% compared to 9% in 2018.

BUSINESS ENVIRONMENT
Economic conditions
Current U.S. economic conditions continue to support favorable housing fundamentals, such as low unemployment, strong consumer confidence, increasing household formations, and appreciating home values. We benefit from favorable housing fundamentals that increase home purchase activity and provide borrowers reliable, or increasing, financial resources.

As a result of the current and expected economic conditions, mortgage interest rates have been lower on average in 2019 compared to 2018. The lower mortgage rates materially increased refinancing activity but did not have a material impact on home purchasing activity in 2019. The homeownership rate increased slightly in 2019. The continued favorable housing fundamentals and the increase in refinancing transactions resulted in an increase in our NIW in 2019 when compared to 2018.

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

Mortgage lending
The past several years of favorable housing fundamentals and in our view, favorable risk characteristics of our recently insured loans have contributed to our declining delinquent inventory, and lower losses incurred and claims paid. Our most recent book years continue to experience a low level of losses.

After easing somewhat in 2018, lending standards became tighter again in 2019. The percentage of our NIW with DTI ratios over 45% increased significantly in 2018 compared to recent years but declined in 2019. Change in both years was primarily driven by adjustments to GSE underwriting guidelines for loans with DTI ratios over 45%. The increase in the percentage of our NIW from refinance transactions in 2019 due to the low interest rate environment also resulted in a lower percentage of our NIW with LTV ratios over 95% in 2019 compared with 2018.

Refer to "Mortgage Insurance Portfolio" for additional discussion of changes in our NIW mix during 2019.

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

Pricing practices
Much of the competition in the industry in the last few years has centered on pricing practices which have included: (i) reductions in standard filed rates; (ii) use of customized rate plans (typically lower than standard rates) that are made available to lenders that meet certain criteria; and (iii) use of a spectrum of filed rates to allow for formulaic, risk-based pricing that may be quickly adjusted within certain parameters (referred to as "risk-based pricing systems"). We expect premium rates to continue to decline.

In 2019, we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018.

GSE Risk Share Transactions
In 2018, the GSEs initiated secondary mortgage market programs with loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers governed by PMIERs, and that are not selected by the lenders. Due to differences in policy terms, these

MGIC Investment Corporation 2019 Form 10-K | 47

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

programs may offer premium rates that are below prevalent single premium LPMI rates. While we view these programs as competing with traditional private mortgage insurance, we have participated in them and may participate in future GSE or other programs.
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

Government programs. PMI also competes against government mortgage insurance programs such as the FHA, VA, and USDA, primarily for lower FICO score business. While the combined market share of primary mortgage insurance written by government programs continued to exceed that written by PMI in 2019, PMI recaptured some share from those programs. The strong refinance markets increased PMI's share of refinances in 2019, and PMI premium rate reductions, have contributed to a PMI market share at its highest level since the financial crisis.

Refer to "Mortgage Insurance Portfolio" for additional discussion of the 2019 business environment and the impact it had on operating measures including NIW, IIF and RIF.

PMIERs
Since December 31, 2015 we have operated under the requirements of the PMIERs of the GSEs in order to insure loans delivered to or purchased by them. The PMIERs include financial requirements as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the more restrictive PMIERs, MGIC's Available Assets under PMIERs totaled $4.6 billion, an excess of $1.2 billion over its Minimum Required Assets at December 31, 2019.

BUSINESS OUTLOOK FOR 2020
Our outlook for 2020 should be viewed against the backdrop of the business environment discussed above.

NIW
Our NIW is affected by total mortgage originations, the percentage of total mortgage originations using private mortgage insurance (the "PMI penetration rate"), and our market share within the PMI industry. As of late January 2020, the total mortgage origination forecasts indicate mortgage originations of $2 trillion in 2020. The purchase originations are expected to increase in 2020, compared to 2019. Our NIW from refinance originations is expected to be lower in 2020 compared to a strong 2019. In 2019, the majority of the refinances were from recent books that experienced only a modest level of price appreciation. Therefore, many of the refinanced loans in 2019 required mortgage insurance. As a result, we expect the PMI penetration rate to decline somewhat in 2020.

The widespread use of loan level pricing systems by the PMI industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past.

IIF and RIF
Our IIF increased 6.0% in 2019 and we expect our IIF to grow in 2020. Our book of IIF is an important driver of our future revenues, and its growth is driven by our ability to generate NIW and retain existing policies in force, as measured by our persistency. Interest rates influence both our NIW and persistency. In a rising rate environment, total mortgage originations may decline, however, we would also expect policy cancellation rates to decline, and in turn increase persistency, although the impact generally lags the change in interest rates.

Results of operations
Premiums. Despite an increase in IIF, we expect our 2020 earned premiums (on a direct basis) to be lower than they were in 2019. Overall, our premium rates have been trending down in recent years, including in 2019, and the books of business written at lower rates represent an increasing percentage of our total IIF.

Our 2020 direct premiums written and net premiums earned are expected to be lower than 2019. Our net premiums earned will be impacted by the decrease in premium rates noted above and by the amount of premiums we cede under our quota share and excess of loss reinsurance transactions. The amount of profit commission we receive, which reduces the amount of premiums we cede, is variable year-to-year and is dependent on the amount of losses ceded. Our profit commission in recent years has benefited from favorable loss reserve development associated with delinquency notices received in prior years. The actual amount of premiums we cede in 2020 will be affected

MGIC Investment Corporation 2019 Form 10-K | 48

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

by any changes in our reinsurance coverage, such as the addition of new excess of loss coverage.

Factors that affect the amount of premiums we earn from our IIF are further discussed in our "Consolidated Results of Operations - Premium yield."

Investment income. Net investment income is a material contributor to our results of operations. We expect net investment income in 2020 to be comparable to 2019. We expect our invested assets will remain relatively flat as we return capital to our shareholders (see "Capital" below). The amount of investment income will be impacted by the change in the yield we can earn on investments.

Losses. We expect 2020 losses incurred with respect to delinquency notices received in 2020 to be lower than the comparable amount for 2019 as we expect to receive fewer new delinquency notices in 2020.

Income taxes. We expect our 2020 effective tax rate to be approximately 21%.

CAPITAL
MGIC dividend payments to our holding company
In 2019 and 2018, MGIC paid a total of $280 million and $220 million, respectively, in dividends to our holding company. We have received the appropriate approvals for MGIC to pay to our holding company, in the first quarter of 2020, a special dividend of $320 million and a quarterly dividend of $70 million. We expect to use most of the proceeds of the special dividend to repurchase our common stock as discussed below. We expect MGIC to pay quarterly dividends totaling at least $280 million per year, subject to approval by MGIC’s Board of Directors. We ask the OCI not to object before MGIC pays dividends.

Share repurchase programs
In 2019 and 2018, we repurchased approximately 8.7 million and 16.0 million shares of our common stock, respectively, using approximately $114 million and $175 million, respectively, of holding company resources. We received approval to repurchase up to an additional $300 million of our common stock through the end of 2021. The following table shows details of our share repurchase programs.

Repurchase Program	Expiration Date	Repurchased (in millions)	Authorization Remaining (in millions)
2018 Authorization	December 31, 2019	200
2019 Authorization	December 31, 2020	89	111
2020 Authorization	December 31, 2021		300

From January 1, 2020, through February 19, 2020, we repurchased approximately 2.5 million shares of our common stock for approximately $35 million.

Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. As of December 31, 2019, we had approximately 347 million shares of common stock outstanding.

Dividends to shareholders
In 2019, MGIC paid dividends of $0.06 per common share to its shareholders in the third and fourth quarters totaling $42 million. On January 27, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on February 11, 2020, payable on February 28, 2020.

For additional information about how the payment of dividends by our holding company will result in an adjustment to the conversion rate and price of our convertible securities, see our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock” in Item 1A.

GSEs
We must comply with a GSE's PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book of insurance in force and are calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and are subject to a floor amount).

If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. Factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:
MGIC Investment Corporation 2019 Form 10-K | 49

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

è
The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. We do not anticipate that the regular periodic updates will occur more frequently than once every two years. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors; however, the GSEs may amend any portion of the PMIERs at any time.

è
There may be future implications for PMIERs based upon forthcoming regulatory capital requirements for the GSEs. In 2018, the FHFA issued a proposed capital rule for the GSEs, which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance. The FHFA recently indicated that it plans to re-propose a capital rule as early as the first quarter of 2020, although the timing and content of the proposal is uncertain. Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan could have future implications for PMIERs.

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

Our reinsurance transactions enable us to earn higher returns on our business than we would without them because fewer Available Assets are required to be held under PMIERs. However, reinsurance may not always be available to us; or available on similar terms, and our quota share reinsurance subjects us to counterparty credit risk. The total credit under the PMIERS for risk ceded under our reinsurance transactions is subject to a modest reduction. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions.

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP. The "policyholder position" of a mortgage insurer is its net worth or surplus, contingency reserve, and a portion of the reserve for unearned premiums.
At December 31, 2019, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.0 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our QSR Transactions and Home Re Transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A for more information about matters that could negatively affect such compliance.
At December 31, 2019, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.6 to 1.
The NAIC has previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk and minimum capital floors. Currently we believe that the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.

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

In September 2019, at the direction of President Trump, the U.S. Treasury Department ("Treasury") released the “Treasury Housing Reform Plan” (the "Plan"). The Plan

MGIC Investment Corporation 2019 Form 10-K | 50

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending the conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage ("QM") rule of the Consumer Financial Protection Bureau ("CFPB"), transferring risk to the private sector, and eliminating the "GSE Patch" (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Also in September 2019, the Treasury and FHFA entered into a letter agreement that will allow the GSEs to remit less of their earnings to the government, which will help them rebuild their capital.

The impact of the Plan on private mortgage insurance is unclear. The Plan does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV ratio loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand credit risk transfer ("CRT") programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about CRT programs, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

The current GSE Patch expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The GSE Patch is scheduled to expire no later than January 2021. Approximately 27% and 22% of our NIW in the first and second halves of 2019, respectively, was on loans with DTI ratios greater than 43%. However, it is possible that expiration of the GSE Patch will be delayed and that not all future loans with DTI ratios greater than 43% will be affected by such expiration. In this regard, we note that the CFPB recently indicated that it expects to issue for comment, no later than May 2020, a proposed new "ability-to-repay" ("ATR") rule that would replace the use of DTI ratio in the definition of QM with an alternative measure, such as a pricing threshold. The CFPB also indicated that it would extend the expiration of the GSE Patch until the earlier of the effective date of the proposed alternative or until one of the GSEs exits conservatorship.

We insure loans that do not qualify as QMs; however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the ATR rule that the law allows with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs.
The QM definition for loans insured by the FHA, which was issued by the Department of Housing and Urban Development (“HUD”), is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows lenders certain presumptions about compliance with the ATR rule on higher priced loans. It is possible that, in the future, lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition. However, in September 2019, HUD released its Housing Reform Plan and indicated that the FHA should refocus on its mission of providing housing finance support to low- and moderate-income families that cannot be fulfilled through traditional underwriting. In addition, Treasury's Plan indicated that the FHFA and HUD should develop and implement a specific understanding as to the appropriate roles and overlap between the GSEs and FHA, including with respect to the GSEs’ acquisitions of high LTV ratio and high DTI ratio loans.

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

MGIC Investment Corporation 2019 Form 10-K | 51

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

The following table shows the percentage of our primary RIF that has been modified as of December 31, 2019.

Modifications

Policy Year	HARP (1) Modifications	HAMP & Other Modifications
2003 and Prior	9.9%	49.9%
2004	16.4%	53.6%
2005	24.0%	50.9%
2006	28.0%	47.6%
2007	40.6%	36.3%
2008	57.8%	22.6%
2009	51.9%	11.7%
2010 - 2019	—%	0.5%

Total	4.6%	5.5%

(1)	Includes proprietary programs that are substantially the same as HARP.

Approximately 10.1% of our total primary RIF has been modified as of December 31, 2019. Based on loan count at December 31, 2019, the loans associated with 97.6% of all HARP modifications and 79.5% of HAMP and other modifications were current.

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

•
Cancellations, which reduce IIF. Cancellations due to refinancing are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values compared to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Home price appreciation can give homeowners the right to cancel mortgage insurance on their loans if sufficient home equity is achieved. Cancellations also result from policy rescissions, which require us to return any premiums received on the rescinded policies, and claim payments, which require us to return any premium received on the related policies from the date of default on the insured loans.

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

MGIC Investment Corporation 2019 Form 10-K | 52

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Losses incurred
Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” below, we recognize an estimate of this expense only for delinquent loans through case reserves. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Losses incurred are generally affected by:

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

•
The rate at which we rescind policies or curtail claims. Our estimated case loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to such rescissions and denials as “rescissions” and variations of this term. We call reductions to claims "curtailments."

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

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our reinsurance agreements. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and headcount (which can fluctuate due to volume). See Note 9 – “Reinsurance” to our consolidated financial statements for a discussion of ceding commission on our reinsurance agreements.

Interest expense
Interest expense reflects the interest associated with our outstanding debt obligations and former credit facility discussed in Note 7 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

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

Equity securities. Effective January 1, 2018, realized investment gains and losses are accounted for as a function of the periodic change in fair value. For 2017, realized investment gains and losses were accounted for as a function of the difference between the amount received on the sale of an equity security and the equity security’s cost basis, as well as any OTTI recognized in earnings.

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

MGIC Investment Corporation 2019 Form 10-K | 53

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

MGIC Investment Corporation 2019 Form 10-K | 54

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

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items, where applicable, which include the effects of changes in our deferred tax valuation allowance. The amounts of adjustments to components of pre-tax operating income (loss) are tax effected using a federal statutory income tax rate of 21% for 2019 and 2018 and 35% for 2017.

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

(4)
Infrequent or unusual non-operating items. Our income tax expense for 2017 reflects the remeasurement of our net deferred tax assets to reflect the lower corporate income tax rate under the Tax Act. Our 2018 and 2017 income tax expense also includes amounts related to our IRS dispute and is related to past transactions which are non-recurring in nature and are not part of our primary operating activities.

MGIC Investment Corporation 2019 Form 10-K | 55

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income:

	Years Ended December 31,
	2019			2018			2017
(in thousands)	Pre-tax	Tax Effect	Net (after-tax)	Pre-tax	Tax Effect	Net (after-tax)	Pre-tax	Tax Effect	Net (after-tax)
Income before tax / Net income	$847,977	$174,214	$673,763	844,150	174,053	670,097	784,496	428,735	355,761
Adjustments:
Additional income tax provision related to the rate decrease included in the Tax Act	—	—	—	—	—	—	—	(132,999)	132,999
Additional income tax benefit (provision) related to IRS litigation	—	—	—	—	2,462	(2,462)	—	(29,039)	29,039
Net realized investment (gains) losses	(5,108)	(1,073)	(4,035)	1,353	284	1,069	(231)	(81)	(150)
Loss on debt extinguishment	—	—	—	—	—	—	65	23	42
Adjusted pre-tax operating income / Adjusted net operating income	$842,869	$173,141	$669,728	$845,503	$176,799	$668,704	$784,330	$266,639	$517,691

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share:

Weighted average diluted shares outstanding			373,924			386,078			394,766
Net income per diluted share			$1.85			$1.78			$0.95
Additional income tax provision related to the rate decrease included in the Tax Act			—			—			0.34
Additional income tax (benefit) provision related to IRS litigation			—			(0.01)			0.07
Net realized investment (gains) losses			(0.01)			—			—
Loss on debt extinguishment			—			—			—
Adjusted net operating income per diluted share (1)			$1.84			$1.78			$1.36

(1)	For the Year Ended December 31, 2018, the Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share does not foot due to rounding of the adjustments.

MGIC Investment Corporation 2019 Form 10-K | 56

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

MORTGAGE INSURANCE PORTFOLIO

MORTGAGE ORIGINATIONS
The primary mortgage insurance market is affected by total mortgage originations and PMI's market share. Total originations are estimated to have increased in 2019 compared with 2018, due to higher refinance originations, as well as higher purchase originations. Refinance originations increased as a result of lower mortgage interest rates on average; while continued solid housing fundamentals, such as household formations, low unemployment, and attractive mortgage rates supported the increase in purchase originations. Total mortgage originations in 2020 are forecast to be down modestly compared to 2019 estimated levels, primarily due to an expected decrease in refinancing transactions partially offset by an increase in purchase originations. We expect PMI's market share to decline slightly as 2019 was a particularly strong year for PMI's market share and competition from government mortgage insurance programs and GSE alternative risk share transactions will also continue to impact the PMI's market share. In consideration of these factors, and our market share within the PMI industry, our 2020 NIW is expected to decrease from 2019.
E - Estimated, F- Forecast
Source: GSEs and MBA estimates/forecasts as of December 2019 and January 2020. Amounts represent the average of all sources.

Estimated total of PMI, FHA, USDA, and VA primary mortgage insurance

(in billions)	2019	2018	2017
Primary mortgage insurance	$859	$662	$701
Source: Inside Mortgage Finance - February 21, 2020 or SEC filings. Includes HARP NIW.

MORTGAGE INSURANCE INDUSTRY
We compete against five other private mortgage insurers, as well as government mortgage insurance programs, including those offered by the FHA, VA, and USDA. Refer to "Overview - Business Environment - Competition" for a discussion of our competitive position.

The PMI industry increased its share of the primary mortgage insurance market in 2019 and 2018, each when compared to the respective prior year. PMI's share increased primarily due to a higher percentage of refinances; PMI premium rate reductions in recent periods, which increases PMI's competitiveness compared to government programs; and an increase in 97% LTV loan offerings from lenders that sell loans to the GSEs, which provided an alternative to similar FHA loan programs for qualified borrowers.

Estimated primary MI market share

(% of total primary MI volume)	2019	2018	2017
PMI	44.7%	44.1%	38.6%
FHA	28.2%	30.5%	33.9%
VA	25.2%	22.9%	24.7%
USDA	1.9%	2.5%	2.8%
Source: Inside Mortgage Finance - February 21, 2020. Includes HARP NIW.

Our estimated market share within the PMI industry declined in 2019 when compared to 2018, due to the competitive dynamics in the industry, including, but not limited to, the migration to a more dynamic pricing approach across the industry. For additional discussion of the competitive landscape of the industry refer to "Overview - Business Environment - Competition."

Estimated MGIC market share

(% of total primary private MI volume)	2019	2018	2017
MGIC	16.5%	17.4%	18.3%
Source: Inside Mortgage Finance - February 21, 2020 or SEC filings. Excludes HARP NIW.

MGIC Investment Corporation 2019 Form 10-K | 57

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

NEW INSURANCE WRITTEN
NIW for 2019 continued to have what we believe are favorable risk characteristics. The following tables provide information about characteristics of our NIW.

Primary NIW by FICO score

	Years Ended December 31,
(% of primary NIW)	2019	2018	2017
760 and greater	44.9%	42.2%	41.8%
740 - 759	18.7%	17.1%	16.8%
720 - 739	13.9%	14.5%	14.1%
700 - 719	10.8%	11.9%	11.9%
680 - 699	7.0%	7.2%	8.1%
660 - 679	2.7%	3.8%	4.0%
640 - 659	1.4%	2.3%	2.3%
639 and less	0.6%	1.0%	1.0%
Total	100%	100%	100%

Primary NIW by loan-to-value

	Years Ended December 31,
(% of primary NIW)	2019	2018	2017
95.01% and above	12.9%	16.0%	10.7%
90.01% to 95.00%	43.5%	43.3%	46.5%
85.01% to 90.00%	29.5%	28.7%	29.5%
80.01% to 85%	14.1%	12.0%	13.3%

An increase in the percentage of refinances, discussed above and home price appreciation, partially offset by an increase in 97% LTV programs offered by lenders, have decreased the percentage of our NIW with LTV ratios greater than 95% in 2019 compared to 2018.

Primary NIW by debt-to-income ratio

	Years Ended December 31,
(% of primary NIW)	2019	2018 (1)	2017
45.01% and above	13.5%	19.6%	10.4%
38.01% to 45.00%	32.9%	33.1%	35.8%
38.00% and below	53.6%	47.3%	53.8%

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

In 2019, the percentage of our NIW on loans with DTI ratios over 45% was 14%, down significantly from 20% in 2018. We believe the decline in 2019 was primarily due to changes in GSE underwriting guidelines, but was also due in part to our underwriting guideline and pricing changes associated with such loans.The higher percentage in 2018 was primarily driven by adjustments to GSE underwriting guidelines for loans with DTI ratios over 45%.

We are continuing to monitor our exposure to such loans and may take further action.

Primary NIW by policy payment type

	Years Ended December 31,
(% of primary NIW)	2019	2018	2017
Monthly premiums	84.4%	83.0%	80.8%
Single premiums	15.5%	16.8%	19.0%
Annual Premiums	0.1%	0.2%	0.2%

Primary NIW by type of mortgage

	Years Ended December 31,
(% of primary NIW)	2019	2018	2017
Purchases	80.9%	93.2%	88.6%
Refinances	19.1%	6.8%	11.4%

IIF AND RIF
Our IIF grew 6.0% in 2019, and 7.6% in 2018, as NIW more than offset policy cancellations. Cancellation activity is primarily due to refinancing activity, but is also impacted by rescissions, cancellations due to claim payment, and policies cancelled when borrowers achieve the required amount of home equity. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Persistency. Our persistency at December 31, 2019 was 75.8% compared to 81.7% at December 31, 2018. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Insurance in force and risk in force

	Years Ended December 31,
($ in billions)	2019	2018	2017
NIW	$63.4	$50.5	$49.1
Cancellations	(50.8)	(35.7)	(36.2)
Increase in primary IIF	$12.6	$14.8	$12.9

Direct primary IIF as of December 31,	$222.3	$209.7	$194.9

Direct primary RIF as of December 31,	$57.2	$54.1	$50.3

MGIC Investment Corporation 2019 Form 10-K | 58

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

CREDIT PROFILE OF OUR PRIMARY RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. The credit profile of our pre-2009 RIF has benefited from modification and refinance programs making outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs included HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 97.6% of all our HARP modifications were current as of December 31, 2019. The aggregate of our 2009 and later books and our HARP modifications accounted for approximately 92% of our total primary RIF at December 31, 2019.

The composition of our primary RIF as of December 31, 2019, 2018, and 2017 is shown below.

Primary risk in force

	December 31, 2019		December 31, 2018		December 31, 2017
($ in millions)	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$50,044	88%	$45,083	83%	$39,248	78%
2005 - 2008 (HARP)	2,485	4%	3,109	5%	3,773	7%
Other years (HARP)	165	—%	229	1%	308	1%
Subtotal	52,694	92%	48,421	89%	43,329	86%
2005-2008 (Non-HARP)	3,868	7%	4,796	9%	5,894	12%
Other years (Non-HARP)	651	1%	846	2%	1,095	2%
Subtotal	4,519	8%	5,642	11%	6,989	14%
Total Primary RIF	$57,213	100%	$54,063	100%	$50,318	100%

POOL AND OTHER INSURANCE
MGIC has written no new pool insurance since 2008, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, MGIC may write pool risk in the future. Our direct pool RIF was $376 million ($213 million on pool policies with aggregate loss limits and $163 million on pool policies without aggregate loss limits) at December 31, 2019 compared to $419 million ($228 million on pool policies with aggregate loss limits and $191 million on pool policies without aggregate loss limits) at December 31, 2018. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

In connection with the GSEs' credit risk transfer programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $182 million and $53 million as of December 31, 2019 and December 31, 2018, respectively.

MGIC Investment Corporation 2019 Form 10-K | 59

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

CONSOLIDATED RESULTS OF OPERATIONS

The following section of the MD&A provides a comparative discussion of our Consolidated Results of Operations for the three-year period ended December 31, 2019. For a discussion of the Critical Accounting Policies used by us that affect the Consolidated Results of Operations, see "Critical Accounting Policies" below.

Revenues

Revenues

	Year Ended December 31,
(In millions)	2019	2018	2017
Net premiums written	$1,001.3	$992.3	$998.0

Net premiums earned	$1,031.0	$975.2	$934.7
Investment income, net of expenses	167.0	141.3	120.9
Net realized investment (losses) gains	5.3	(1.4)	0.2
Other revenue	10.6	8.7	10.2
Total revenues	$1,213.9	$1,123.8	$1,066.0

NET PREMIUMS WRITTEN AND EARNED
2019 compared to 2018. NPW and NPE increased 1% and 6%, respectively, compared to the prior year, primarily due to an increase in premiums from a higher average insurance in force and an increase in premiums from single premium policy cancellations, partially offset by lower premium rates on our IIF and higher ceded premiums when compared to the same period of the prior year. The increase in ceded premiums was primarily due to premiums ceded under our Home Re Transactions.

2018 compared to 2017. While NPW was relatively flat compared to the prior year, NPE increased 4% compared to the prior year primarily due to lower ceded premiums, net, as the increase in profit commission more than offset the increase in gross ceded premiums. The profit commission increased due to a decrease in ceded losses. The increase in NPE also reflects an increase in our IIF compared to the prior year, however this impact was offset in part by a lower premium yield.

Premium yield
Premium yield is NPE divided by average IIF during the year and is influenced by a number of key drivers, which have a varying impact from period to period. The following table provides information related to our premium yield for 2019, 2018, and 2017.

Premium Yield

		Year Ended December 31,
(in basis points)		2019	2018	2017
In force portfolio yield	(1)	51.4	53.1	56.0
Premium refunds		(0.5)	(0.7)	(1.3)
Accelerated earnings on single premium policies		2.6	1.2	1.5
Total direct premium yield		53.5	53.6	56.2
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(5.8)	(5.4)	(6.6)
Net premium yield		47.7	48.2	49.6

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Ceded premiums earned, net of profit commissions and assumed premiums. Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.2 bps in 2019, 0.1 bps in 2018, and 0 bps in 2017.

MGIC Investment Corporation 2019 Form 10-K | 60

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Changes in our premium yields when compared to the respective prior year periods reflect the following:

In force Portfolio Yield
è
A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, certain policies undergoing premium rate resets on their ten-year anniversaries, and the availability of reinsurance.

Premium Refunds
è	Premium refunds adversely impact our premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquent inventory.
Accelerated earnings on single premium policies
è	Greater amounts of accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to increased refinancing activity.
Ceded premiums earned, net of profit commission and assumed premiums
è	More of an adverse impact as the 2019 periods included ceded premiums under our excess of loss reinsurance transactions (Home Re Transactions), which were not in effect for all of 2018.

As discussed in our Risk Factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses," the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect that will continue and that our inforce portfolio yield will continue to decline as older insurance policies with higher premium rates run off or have their premium rates reset, and new insurance policies with lower premium rates are written. While our increased use of reinsurance over the past several years has helped to mitigate the negative effect of declining premium rates on our returns, refer to our risk factor titled "Reinsurance may not always be available or affordable" for a discussion of the risks associated with the availability of reinsurance.

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
è
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a "dollar for dollar" basis and can be eliminated at loss levels significantly higher than we are currently experiencing. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for levels of losses we do not expect, its elimination).

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the transactions.

The following table provides information related to our quota share agreements for 2019, 2018, and 2017.

Quota share reinsurance

	As of and For the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Statements of operations:
Ceded premiums written and earned, net of profit commission	$111,550	$108,337	$120,974
% of direct premiums written	11%	10%	11%
% of direct premiums earned	11%	10%	11%
Profit commission	$139,179	$147,667	$125,629
Ceding commissions	$48,793	$51,201	$49,321
Ceded losses incurred	$11,395	$6,543	$22,336

Mortgage insurance portfolio:
Ceded RIF (in millions)	$11,360	$12,839	$11,849

Covered Risk
The amount of our NIW subject to our QSR Transactions as shown in the following table will vary from period to period in part due to coverage limits that may be triggered depending on the mix of our risk written during the period.

MGIC Investment Corporation 2019 Form 10-K | 61

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Quota share reinsurance

	As of and For the Years Ended December 31,
	2019	2018	2017
NIW subject to QSR Transactions	81.5%	75.1%	84.0%
IIF subject to QSR Transactions	78.5%	77.5%	78.0%

We terminated a portion of our 2015 QSR Transaction effective June 30, 2019, paid a termination fee of $6.8 million, and entered into an amended quota share reinsurance agreement that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. The lower cede rate reduced our ceded RIF but does not impact our determination of the amount of IIF subject to quota share reinsurance agreements.

The percentage of 2019 NIW covered by QSR Transactions increased when compared to 2018. The percentage of 2018 NIW covered by QSR Transactions decreased when compared to 2017, primarily due to the following factors:

2019 compared to 2018:
è
The 2019 QSR Transaction increased thresholds for risk written on loans with LTV ratios of 95% or greater and loans with DTI ratios greater than 45%, each when compared to our 2018 QSR Transaction. In 2018, risk written on loans with LTV ratios greater than 95% and DTI greater than 45% exceeded the thresholds on the 2018 QSR Transaction.

2018 compared to 2017:
è	The 2018 transaction excluded loans with LTV ratios of 85% and below.
è
Despite the 2018 transaction's increased coverage limit for risk written on loans with (1) LTV ratios of 95% and greater, and (2) DTI ratios greater than 45%, the risk written in 2018 exceeded these coverage limits.

2020 and 2021 QSR Transaction. We have agreed to terms with a group of unaffiliated reinsurers for reinsurance transactions with similar structures to our existing QSR transactions that will cover most of our NIW in 2020 (with a 30% quota share) and 2021 (with a 17.5% quota share).

Excess of loss reinsurance
Our excess-of-loss reinsurance agreements provide $532.0 million of loss coverage on an existing portfolio of inforce policies having an inforce date on or after July 1, 2016 and before March 31, 2019. As of December 31, 2019, the aggregate exposed principal balances under the Home Re 2018-1 and 2019-1 transactions were approximately $5.9 billion and $6.0 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. Total ceded premiums for 2019 and 2018 were $17.6 million and $2.8 million, respectively.

We expect that we may enter into similar excess-of-loss reinsurance transactions if capital market conditions remain favorable.

The excess-of-loss reinsurance agreements determine premium, in part, by the difference between the interest payable on the reinsurers' notes which reference LIBOR and earnings from a pool of securities receiving interest that may reference LIBOR. As discussed in our risk factor titled "The Company may be adversely impacted by the transition from LIBOR as a reference rate," it is uncertain whether LIBOR will continue to be quoted after 2021.

INVESTMENT INCOME, NET
2019 compared to 2018. Net investment income increased 18% to $167 million in 2019 compared to $141 million in 2018. The increase in investment income was due to a higher average investment portfolio balance.

2018 compared to 2017. Net investment income increased 17% to $141 million in 2018 compared to $121 million in 2017. The increase in investment income was due to higher average investment yields, as well as a higher average investment portfolio balance.

See "Balance Sheet Review" in this MD&A for further discussion regarding our investment portfolio.

NET REALIZED INVESTMENT GAINS (LOSSES)
Net realized investment gains (losses) in 2019, 2018, and 2017 were $5 million, $(1) million and $231 thousand, respectively.

OTHER REVENUE
2019 compared to 2018. Other revenue increased to $11 million in 2019 from $9 million in 2018, primarily due to higher contract underwriting revenues.

2018 compared to 2017. Other revenue decreased to $9 million in 2018 from $10 million in 2017, due to lower contract underwriting revenues.

MGIC Investment Corporation 2019 Form 10-K | 62

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Losses and expenses

Losses and expenses

	Year Ended December 31,
(In millions)	2019	2018	2017
Losses incurred, net	$118.6	$36.6	$53.7
Amortization of deferred policy acquisition costs	12.0	11.9	11.1
Other underwriting and operating expenses, net	182.8	178.2	159.6
Interest expense	52.7	53.0	57.0
Loss on debt extinguishment	—	—	0.1
Total losses and expenses	$366.0	$279.7	$281.6

LOSSES INCURRED, NET
As discussed in “Critical Accounting Policies” below and consistent with industry practices, we establish case loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us. We consider a loan to be delinquent when it is two or more payments past due. Case loss reserves are established based on estimating the number of loans in our delinquent inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

2019 compared to 2018. Losses incurred, net increased 224% to $119 million compared to $37 million in 2018. The increase was due to a lower amount of favorable loss reserve development on previously received delinquency notices of $71 million in 2019 compared with $167 million in 2018. Current year losses incurred decreased in 2019 from 2018, primarily due to a lower claim rate on new delinquency notices when compared to the prior year.

2018 compared to 2017. Losses incurred, net decreased 32% to $37 million compared to $54 million in 2017. The decrease was due to a decrease in losses and LAE incurred in respect to delinquencies reported in 2018, offset in part by a decrease in favorable loss reserve development on prior year delinquencies. New delinquency notices declined 20% when compared to 2017, in part due to elevated 2017 delinquency notice activity associated with 2017 hurricanes, and the estimated claim rate on new delinquency notices also declined. Favorable development on prior year delinquencies occurred in 2018 due to a lower estimated claim rate on previously reported delinquencies, partially offset by increases in our expected severity assumption on previously reported delinquencies. During 2018, cure activity on loans that were delinquent twelve months or more was significantly higher than our previous estimates.

See "New notice claim rate" and "Claims severity" below for additional factors and trends that impact these loss reserve assumptions.

Composition of losses incurred

	Year Ended December 31,
(In millions)	2019	2018	2017
Current year / New notices	$190	$204	$285
Prior year reserve development	(71)	(167)	(231)
Losses incurred, net	$119	$37	$54

MGIC Investment Corporation 2019 Form 10-K | 63

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and LAE, net to net premiums earned. The increase in the loss ratio in 2019 when compared to 2018, reflects a higher level of losses incurred, partially offset by an increase in earned premiums. The decrease in the loss ratio in 2018 compared to 2017, reflects the lower level of losses incurred, net and an increase in earned premiums.

	Year Ended December 31,
	2019	2018	2017
Loss ratio	11.5%	3.7%	5.7%

New notice claim rate
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate.

New notice claim rate
	2019		2018		2017
New notices - 2008 and prior	34,252	63%	38,897	71%	52,313	77%
New notices - 2009 and later	19,987	37%	15,551	29%	15,955	23%
Total	54,239	100%	54,448	100%	68,268	100%
Claim rate (1)	8.0%		9.0%		10.0%
Previously delinquent %	94.0%		93.0%		90.0%
(1)Claim rate is the respective full year weighted average rate and is rounded to the nearest whole percent.

New notices declined in 2019 compared to 2018 and 2018 compared to 2017 due to favorable economic conditions and an improving risk profile of our RIF. However, 2017 new notice activity also included the impact of hurricane activity.

Our estimated claim rate on new notices declined in 2019 compared to 2018 and 2018 compared to 2017, in each case reflecting the economic environment and our expectation of cure activity on the new notices received. We also estimated a materially lower new notice claim rate for those notices received in the fourth quarter of 2017 that we estimated to have been caused by hurricane activity that occurred in the third quarter of 2017. When excluding our estimate of new notices caused by hurricanes, our 2017 new notice claim rate approximated 10.5%, marginally higher than the actual full-year rate.

Claims severity
Factors that impact claim severity include:

è	exposure on the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 8 - "Loss Reserves," the average time for servicers to process foreclosures has recently shortened. Therefore, we expect the average number of missed payments at the time a claim is received to be approximately 18 to 24 for new notices we have received, and expect to receive in 2020, compared to an average of 35 missed payments for claims received in 2019. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans from 2005 through 2008 (which represent 54% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

MGIC Investment Corporation 2019 Form 10-K | 64

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

The quarterly trend in claims severity for each of the three years in the period ended December 31, 2019 is shown in the following table.

Claims severity trend

Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q4 2019	$46,076	$46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35
Q4 2018	45,366	47,980	105.8%	35
Q3 2018	43,290	47,230	109.1%	35
Q2 2018	44,522	50,175	112.7%	38
Q1 2018	45,597	51,069	112.0%	38
Q4 2017	44,437	49,177	110.7%	36
Q3 2017	43,313	46,389	107.1%	35
Q2 2017	44,747	49,105	109.7%	35
Q1 2017	44,238	49,110	111.0%	35

Note: Table excludes material settlements. Settlements include amounts paid in settlement of disputes for claims paying practices and/or commutations of policies.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2019, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $10 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $17 million.

See Note 8 – “Loss Reserves” to our consolidated financial statements and “Critical Accounting Policies” below for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation 2019 Form 10-K | 65

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

Primary delinquent inventory - number of payments delinquent

	December 31,
	2019	2018	2017
3 payments or less	14,895	15,519	21,678
4 - 11 payments	8,519	8,842	12,446
12 payments or more (1)	6,614	8,537	12,432
Total	30,028	32,898	46,556

3 payments or less	50%	47%	46%
4 - 11 payments	28%	27%	27%
12 payments or more	22%	26%	27%
Total	100%	100%	100%

(1)	Approximately 33%, 38%, and 43% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of December 31, 2019, 2018 and 2017, respectively.

NET LOSSES AND LAE PAID
This section provides information on our claim payment trends and exposure on our outstanding RIF for each of the three years in the period ended December 31, 2019. The following table below presents our net losses and LAE paid for each of those years.

Net losses and LAE paid

(in millions)	2019	2018	2017
Total primary (excluding settlements)	$193	$282	$446
Claims paying practices and NPL settlements (1)	30	50	54
Pool	4	6	10
Other	—	—	—
Direct losses paid	227	338	510
Reinsurance	(8)	(19)	(23)
Net losses paid	219	319	487
LAE	21	16	18
Net losses and LAE paid before terminations	240	335	505
Reinsurance terminations	(14)	(2)	—
Net losses and LAE paid	$226	$333	$505

(1)	See Note 8 - "Loss Reserves" for additional information on our settlements of disputes for claims paying practices and/or commutations of policies

Net losses and LAE paid decreased 32% in 2019 compared to 2018 and decreased 34% in 2018 compared to 2017, primarily due to lower claim activity on our primary business. During each of 2019, 2018, and 2017, losses paid included settlement payments under commutations of coverage on policies and/or related to disputes concerning our claims paying practices. We believe losses and LAE paid will be lower in 2020 compared to 2019.

Primary losses paid for the top 15 jurisdictions (based on 2019 losses paid, excluding settlement amounts) and all other jurisdictions for each of the three years in the period ended December 31, 2019 appears in the table below.

Primary paid losses by jurisdiction

(In millions)	2019	2018	2017
Florida *	$28	$29	$49
New York *	25	32	37
New Jersey *	20	42	61
Illinois *	13	19	28
Puerto Rico *	12	9	18
Maryland	9	18	23
Pennsylvania *	8	12	22
Ohio *	7	8	16
Connecticut *	6	7	11
California	5	11	17
Texas	4	5	8
Michigan	4	4	7
Virginia	4	6	10
Georgia	3	5	10
Wisconsin	3	4	7
All other jurisdictions	42	71	122
Total primary (excluding settlements)	$193	$282	$446
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation 2019 Form 10-K | 66

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

The primary average claim paid for the top 5 jurisdictions (based on 2019 losses paid, excluding settlement amounts) for each of the three years in the period ended December 31, 2019 appears in table below.

Primary average claim paid

	2019	2018	2017
Florida *	$65,576	$59,320	$62,751
New York *	102,819	98,026	81,043
New Jersey *	81,811	89,504	87,333
Illinois *	42,833	44,379	46,089
Puerto Rico *	44,393	45,910	43,630
All other jurisdictions	34,375	39,597	40,551
All jurisdictions	45,324	49,218	48,476

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

The primary average RIF on delinquent loans as of December 31, 2019, 2018 and 2017 and for the top 5 jurisdictions (based on 2019 losses paid, excluding settlement amounts) appears in the following table.

Primary average exposure - delinquent loans

	2019	2018	2017
Florida	$52,566	$53,371	$54,847
New York	72,188	71,795	71,170
New Jersey	64,444	65,521	65,659
Illinois	38,740	39,753	40,767
Puerto Rico	33,920	35,420	36,644
All other jurisdictions	42,347	41,331	41,134
All jurisdictions	45,028	44,584	45,131

The primary average RIF on all loans was $52,995, $51,085, and $49,142 at December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

LOSS RESERVES
Our primary default rate at December 31, 2019 was 2.78% (2018: 3.11%, 2017: 4.55%). Our primary delinquent inventory was 30,028 loans at December 31, 2019, representing a decrease of 9% from 2018 and 36% from 2017. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of policies, collectively, exceeding the total number of new delinquencies notices received on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in the inventory with twelve or more missed payments has been declining. Generally, the fewer missed payments associated with a delinquent loan, the lower the likelihood it will result in a claim. Our commutations of coverage on pools of NPLs have each been completed with amounts paid approximating the loss reserves previously established on the delinquent loans. We expect our delinquent inventory to decline in 2020 from 2019 levels.

MGIC Investment Corporation 2019 Form 10-K | 67

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

The primary and pool loss reserves as of December 31, 2019, 2018 and 2017 appear in the table below.

Gross loss reserves

	December 31,
	2019		2018		2017
Primary:
Case reserves (In millions)	$490		$610		$913
IBNR and LAE	56		50		58
Total primary direct loss reserves	546		660		971
Ending delinquent inventory		30,028		32,898		46,556
Percentage of loans delinquent (default rate)		2.78%		3.11%		4.55%
Average direct reserve per default		$18,171		$20,077		$20,851
Primary claims received inventory included in ending delinquent inventory		538		809		954
Pool (1):
Direct loss reserves (In millions):
With aggregate loss limits	7		10		10
Without aggregate loss limits	2		3		4
Total pool direct loss reserves	9		13		14
Ending delinquent inventory:
With aggregate loss limits		430		595		952
Without aggregate loss limits		223		264		357
Total pool ending delinquent inventory		653		859		1,309
Pool claims received inventory included in ending delinquent inventory		11		24		42
Other gross loss reserves (In millions)	—		1		1

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

The average direct reserve per default as of December 31, 2017 included the impact of delinquencies we estimated to be caused by hurricane activity that remained in our ending delinquent inventory at December 31, 2017, which had a materially lower new delinquency notice claim rate than other new delinquency notices received. When excluding the estimated hurricane delinquencies, the average direct reserve per default was $24,000. The average direct reserve per default as of December 31, 2019 declined when compared to the average as of December 31, 2018 and December 31, 2017 because the estimated claim rates on loans that remain in our delinquent inventory were lower as of December 31, 2019.

MGIC Investment Corporation 2019 Form 10-K | 68

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

The primary default inventory for the top 15 jurisdictions (based on 2019 losses paid, excluding settlement amounts) at December 31, 2019, 2018 and 2017 appears in table the below.

Primary delinquent inventory by jurisdiction

	2019	2018	2017
Florida *	2,504	2,853	6,501
New York *	1,634	1,855	2,387
New Jersey *	992	1,151	1,749
Illinois *	1,749	1,781	2,136
Puerto Rico *	1,122	1,503	3,761
Maryland	796	842	1,026
Pennsylvania *	1,755	1,929	2,403
Ohio *	1,498	1,627	2,025
Connecticut *	506	480	574
California	1,213	1,260	1,402
Texas	2,251	2,369	3,975
Michigan	921	1,041	1,260
Virginia	580	588	731
Georgia	1,128	1,220	1,550
Wisconsin	694	726	913
All other jurisdictions	10,685	11,673	14,163
Total	30,028	32,898	46,556

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

Florida, Puerto Rico, and Texas each experienced an increase in their delinquent inventory as of December 31, 2017. The increases were driven by hurricanes in the third quarter of 2017, which resulted in significant new delinquency notice activity in the fourth quarter of 2017. Primarily due to 2018 cure activity on hurricane-related notices, each of those jurisdictions had significant reductions in their delinquent inventory in 2018.

The primary default inventory by policy year at December 31, 2019, 2018 and 2017 appears in the table below.

Primary delinquent inventory by policy year

	2019	2018	2017
2004 and prior	4,686	6,061	8,739
2004 and prior %:	16%	18%	19%
2005	2,799	3,340	4,916
2006	4,582	5,299	7,719
2007	7,096	8,702	12,807
2008	1,798	2,369	3,455
2005 - 2008%	54%	60%	62%
2009	148	172	315
2010	115	121	199
2011	143	159	266
2012	231	312	549
2013	521	592	957
2014	1,101	1,264	1,757
2015	1,388	1,418	1,992
2016	1,578	1,459	1,930
2017	1,989	1,282	955
2018	1,521	348	—
2019	332	—	—
2009 and later %:	30%	22%	19%

Total	30,028	32,898	46,556

The delinquent inventory as of December 31, 2017 for most policy years included new delinquency notices from hurricane impacted areas that had not cured. As a result, delinquencies, including in the most recent policy years, were greater than they otherwise would have been as of December 31, 2017. The majority of the notices received in the hurricane impacted areas cured during 2018.

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books of business represented approximately 11% and 15% of our total primary RIF at December 31, 2019 and 2018, respectively. Approximately 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of both December 31, 2019 and 2018.

MGIC Investment Corporation 2019 Form 10-K | 69

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2019, 58% of our primary RIF was written subsequent to December 31, 2016, 70% of our primary RIF was written subsequent to December 31, 2015, and 79% of our primary RIF was written subsequent to December 31, 2014.

UNDERWRITING AND OTHER EXPENSES, NET
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

2019 compared to 2018. Underwriting and other expenses for 2019 increased when compared to 2018 primarily due to an increase in benefit expenses and a reduction in ceding commissions.

2018 compared to 2017. Underwriting and other expenses for 2018 increased when compared to 2017, primarily due to higher compensation.

Underwriting expense ratio
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to NPW, and is presented in the table below for the past three years.

	Year Ended December 31,
	2019	2018	2017
Underwriting expense ratio	18.4%	18.2%	16.0%

The underwriting expense ratio increased in 2019 compared with 2018 due to an increase in underwriting expenses partially offset by slightly higher NPW. The increase in the underwriting expense ratio in 2018 when compared to 2017 was due to an increase in expenses and a decrease in our NPW.

INTEREST EXPENSE
2019 compared to 2018. Interest expense for 2019 was $53 million, unchanged from 2018.

2018 compared to 2017. Interest expense for 2018 decreased 7% to $53 million compared to $57 million in 2017 as our previously outstanding 5% Notes matured and our 2% Notes were extinguished, each during 2017.

INCOME TAX EXPENSE AND EFFECTIVE TAX RATE

Income tax provision and effective tax rate

(In millions, except rate)	2019	2018	2017
Income before tax	$848	$844	$784
Provision for income taxes	174	174	429
Effective tax rate	20.5%	20.6%	54.7%

2019 compared to 2018. The income tax expense for 2019 was flat compared to the income tax expense for 2018. Our effective tax rate for 2019 and 2018 was below the federal statutory income tax rate of 21% primarily due to the benefits of tax-preferenced securities.

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

MGIC Investment Corporation 2019 Form 10-K | 70

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

BALANCE SHEET REVIEW

Shareholders' equity

Shareholders' equity
	As of December 31,
(In millions)	2019	2018	$ Change
Shareholders' equity
Common stock	$371	$371	$—
Paid-in capital	1,870	1,863	7
Treasury stock	(283)	(175)	(108)
Accumulated Other Comprehensive Income (Loss), net of tax	73	(124)	197
Retained earnings	2,278	1,647	631
Total	$4,309	$3,582	$727

The increase in shareholders' equity was due to net income during 2019 and an increase in the fair value of our investment portfolio, offset in part by the repurchase of shares of our common stock and dividends paid to shareholders.

Total assets and total liabilities
As of December 31, 2019, total assets were $6.2 billion and total liabilities were $1.9 billion. Compared to year-end 2018, total assets increased by $551.8 million and total liabilities decreased by $175.6 million.

The following sections focus on the assets and liabilities experiencing major developments in 2019.

INVESTMENT PORTFOLIO
The investment portfolio increased 12%, to $5.8 billion as of December 31, 2019 (2018: $5.2 billion), as net cash from operations was used in part for additional investment.

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

The average duration and embedded investment yield of our investment portfolio as of December 31, 2019, 2018, and 2017 is shown in the following table.

Portfolio duration and embedded investment yield

	December 31,
	2019	2018	2017
Duration (in years)	3.9	4.1	4.3
Pre-tax yield (1)	3.1%	3.1%	2.7%
After-tax yield (1)	2.5%	2.6%	2.0%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The credit risk of a security is evaluated through analysis of the security's underlying fundamentals, including the issuer's sector, scale, profitability, debt coverage, and ratings. The investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. The following table shows the security ratings of our fixed income investments as of December 31, 2019 and 2018.

Fixed income security ratings
% of fixed income securities at fair value
	Security Ratings (1)
Period	AAA	AA	A	BBB
December 31, 2019	21%	20%	34%	24%
December 31, 2018	19%	23%	33%	25%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is shown; otherwise the lowest rating is shown.

Our investment portfolio mix was comparable for the years ended December 31, 2019 and December 31, 2018. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

MGIC Investment Corporation 2019 Form 10-K | 71

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Investments outlook
The U.S. economy continued to grow in 2019 and is expected to continue to grow at a slower rate in 2020. Against this positive macroeconomic backdrop, which includes very low unemployment, the Federal Open Market Committee left its benchmark interest rate at a range of 150 to 175 basis points as of December 31, 2019 and has signaled that it does not expect increases in 2020. Our investment portfolio of fixed income securities is subject to interest rate risk and its fair value is likely to decline in a rising interest rate environment. We seek to manage our exposure to interest rate risk and volatility by maintaining a diverse mix of high quality securities with an intermediate duration profile. While higher interest rates may adversely impact the fair values of our fixed income securities, they present an opportunity to reinvest investment income and proceeds from security maturities into higher yielding securities. In light of the corporate income tax rate reduction in the fourth quarter of 2017, we reduced the percentage of our investments in tax-exempt securities during 2018 and increased our corporate and CLO concentrations. We will continue to evaluate the relative value of tax-exempt versus taxable fixed income securities during 2020, and our investment allocations may shift over time.

As of December 31, 2019, approximately 6% of the fair value of our investment portfolio consisted of securities referencing LIBOR. As discussed in our risk factor titled "The Company may be adversely impacted by the transition from LIBOR as a reference rate", it is uncertain whether LIBOR will continue to be quoted after 2021.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased 7%, to $162 million as of December 31, 2019 (2018: $152 million), as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

DEFERRED INCOME TAXES
Deferred income taxes, net decreased 92%, to $6 million as of December 31, 2019 (2018: $69 million), primarily due to the tax effect of unrealized gains generated by the investment portfolio.

LOSS RESERVES
Our loss reserves include estimates of losses and settlement expenses on (1) reported delinquencies known as case reserves (2) IBNR reserves, and (3) LAE reserves. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. Loss reserves decreased by 18% to $555 million as of December 31, 2019, from $674 million of December 31, 2018. Reinsurance recoverables on our estimated losses and settlement expenses were $22 million and $33 million as of December 31, 2019 and December 31, 2018, respectively. This decrease was driven by favorable development on previously received delinquencies, offset in part by losses incurred on new delinquency notices received in 2019 that remain in inventory.

OTHER LIABILITIES
Other liabilities decreased 16% to $152 million as of December 31, 2019 (2018: $180 million), primarily due to decreases in our income taxes payable, accounts payable, pension-related liabilities and our premium refund accrual due to lower estimated claim rates, and the settlement of 2018 share repurchases in the first quarter of 2019, partially offset by an increase in accrued salaries and benefits.

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

MGIC Investment Corporation 2019 Form 10-K | 72

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED CASH FLOW ANALYSIS
We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our insurance operations and income earned on our investment portfolio, less amounts paid for claims, interest expense and operating expenses, (2) investing cash flows related to the purchase, sale and maturity of investments and purchases of property and equipment and (3) financing cash flows generally from activities that impact our capital structure, such as changes in debt and shares outstanding and dividend payouts. The following table summarizes these three cash flows on a consolidated basis for the last three years.

Summary of consolidated cash flows

	Years ended December 31,
(In thousands)	2019	2018	2017
Total cash provided by (used in):
Operating activities	$609,532	$544,517	$406,657
Investing activities	(422,108)	(317,780)	(303,641)
Financing activities	(173,406)	(171,550)	(158,575)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$14,018	$55,187	$(55,559)

Operating activities
The following list highlights the major sources and uses of cash flow from operating activities:

Sources
+	Premiums received
+	Loss payments from reinsurers
+	Investment income

Uses
-	Claim payments
-	Premium ceded to reinsurers
-	Interest expense
-	Operating expenses
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

Net cash provided by operating activities in 2019 increased compared to 2018 primarily due to a lower level of losses paid, net, an increase in net premium written, and an increase in investment income.

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

We maintain an investment portfolio that is primarily invested in a diverse mix of fixed income securities. As of December 31, 2019, our portfolio had a fair value of $5.8 billion, an increase of $599.3 million, or 11.6% from December 31, 2018. Net cash flows used in investing activities in 2019, 2018, and 2017 primarily reflect purchasing fixed income securities in an amount that exceeded our proceeds from sales and maturities of fixed income securities during the year as cash from operations was available for additional investment. In addition to investment portfolio activities, our investing activities included investment in our technology infrastructure to enhance our ability to conduct business and execute our strategies, as well as an initiative to update our corporate headquarters building which was substantially complete in 2018.

MGIC Investment Corporation 2019 Form 10-K | 73

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Financing activities
The following list highlights the major sources and uses of cash flow from financing activities:

Sources
+	Proceeds from debt and/or common stock issuances

Uses
-	Repurchase of common stock
-	Payment of dividends to shareholders
-	Repayment/repurchase of debt
-	Payment of withholding taxes related to share-based compensation net share settlement

Net cash flows used in financing activities in 2019 reflect repurchases of our common stock, payment of dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement. Net cash flows used in financing activities in 2018 also reflect repurchases of our common stock and the payment of withholding taxes related to share-based compensation net share settlement.

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

Our capital management objectives are to:

è	influence and ensure compliance with capital requirements,
è	maintain access to capital and reinsurance markets,
è	manage our capital to support our business strategies and the competing priorities of relevant stakeholders
è
assess appropriate uses for capital that cannot be deployed in support of our business strategies, including the size and form of capital return to shareholders and efficiently using company resources, and

è	support business opportunities by enabling capital flexibility and efficiently using company resources.

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
MGIC Investment Corporation 2019 Form 10-K | 74

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Capital Structure
The following table summarizes our capital structure as of December 31, 2019, 2018, and 2017.

(In thousands, except ratio)	2019	2018	2017
Common stock, paid-in capital, retained earnings, less treasury stock	$4,236,526	$3,706,105	$3,198,309
Accumulated other comprehensive loss, net of tax	72,708	(124,214)	(43,783)
Total shareholders' equity	4,309,234	3,581,891	3,154,526
Long-term debt, par value	836,872	836,872	836,872
Total capital resources	$5,146,106	$4,418,763	$3,991,398

Ratio of long-term debt to shareholders' equity	19.4%	23.4%	26.5%

The increase in total shareholders' equity in 2019 from 2018 was primarily due to net income during 2019, offset by our repurchases of our common stock and the increase in gross unrealized investment losses. See Note 13 - "Shareholders' Equity" for further information .

DEBT AT OUR HOLDING COMPANY AND HOLDING COMPANY LIQUIDITY

Debt obligations - holding company
The 5.75% Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. We have no debt obligations due within the next twelve months. As of December 31, 2019, our 5.75% Note had $425 million of outstanding principal, due in August 2023, and our 9% Debentures had $389.5 million of outstanding principal, due in April 2063. MGIC's ownership of $132.7 million of our holding company's 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC. The 9% Debentures are a convertible debt issuance. Subject to certain limitations and restrictions, holders of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated prior to the scheduled maturity.

See Note 7 - "Debt" for further information on our outstanding debt obligations and transactions impacting our consolidated financial statements in 2019 and 2018.

Liquidity analysis - holding company
As of December 31, 2019, and December 31, 2018, we had approximately $325 million and $248 million, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.75% Notes and 9% Debentures approximating $60 million. We have received the appropriate approvals for MGIC to pay our holding company, in the first quarter or 2020, a special dividend of $320 million and a quarterly dividend of $70 million. We expect MGIC to pay quarterly dividends totaling at least $280 million per year. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

During 2019 and 2018, we used approximately $114 million and $175 million (of which $12 million settled in January 2019), respectively, of available holding company cash to repurchase shares of our common stock. From January 1, 202, through February 19, 2020, we repurchased approximately 2.5 million shares of our common stock for approximately $35 million.
We may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions. See "Overview-Capital" of this MD&A for a discussion of the approval to repurchase up to an additional $300 million of our common stock through the end of 2021.

MGIC Investment Corporation 2019 Form 10-K | 75

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

In 2019 we used $42 million to pay cash dividends to shareholders. On January 28, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on February 11, 2020, payable on February 28, 2020.

Our holding company cash and investments increased by $77 million in 2019, to $325 million as of December 31, 2019. Cash inflows included $280 million of dividends received from MGIC and $25 million of other inflows, which included intercompany activity. Cash outflows included $126 million used to repurchase shares of our common stock, $60 million of interest payments, of which approximately $12 million was paid to MGIC for the portion of our 9% Debentures owned by MGIC, and $42 million in common stock dividends.

The net unrealized losses on our holding company investment portfolio were approximately $2.9 million at December 31, 2019 and the portfolio had a modified duration of approximately 1.4 years.

Scheduled debt maturities beyond the next twelve months include $425 million of our 5.75% Notes in 2023 and $389.5 million of our 9% Debentures in 2063, of which MGIC owns $132.7 million. The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4718 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.43 per share. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.46 for at least 20 of the 30 trading days preceding notice of the redemption.

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

DEBT AT SUBSIDIARIES
MGIC is a member of the FHLB. Membership in the FHLB provides MGIC access to an additional source of liquidity via a secured lending facility. MGIC has outstanding a $155.0 million fixed rate advance from the FHLB. Interest on the advance is payable monthly at a fixed annual rate of 1.91%. The principal of the advance matures on February 10, 2023 but may be prepaid at any time. Such prepayment would be below par if interest rates have risen after the advance was originated, or above par if interest rates have declined. The advance is secured by eligible collateral in the form of pledged securities from the investment portfolio, whose market value must be maintained at a minimum of 102% of the principal balance of the advance.

Capital Adequacy
PMIERs
We operate under each of the GSE's PMIERs. Refer to "Overview - Capital - GSEs" of this MD&A for further discussion of PMIERs.

As of December 31, 2019, MGIC’s Available Assets under PMIERs totaled approximately $4.6 billion, an excess of approximately $1.2 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs.

Maintaining a sufficient level of excess Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements. Our reinsurance transactions provided an aggregate of approximately$1.2 billion of PMIERs capital credit as of December 31, 2019. Our 2020 QSR transaction terms are generally comparable to our existing QSR transactions and will also provide PMIERs capital credit. Refer to Note 9 - "Reinsurance" to our consolidated financial statements for additional information on our reinsurance transactions.
We plan to continuously comply with the PMIERs through our operational activities or through the contribution of funds from our holding company, subject to demands on the holding company's resources, as outlined above.

RISK-TO-CAPITAL
We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined

MGIC Investment Corporation 2019 Form 10-K | 76

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

insurance operations basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool RIF and excludes risk on policies that are currently in default and for which case loss reserves have been established and the risk covered by reinsurance. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve and a portion of the reserves for unearned premiums. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to a contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premiums in a calendar year.

The table below presents MGIC’s separate company risk-to-capital calculation.

Risk-to-capital - MGIC separate company

	December 31,
(In millions, except ratio)	2019	2018
RIF - net (1)	$44,338	$34,502
Statutory policyholders' surplus	$1,619	$1,682
Statutory contingency reserve	2,963	2,138
Statutory policyholders' position	$4,582	$3,820
Risk-to-capital	9.7:1	9.0:1

(1)	RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent and for which case loss reserves have been established.

The table below presents our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate).

Risk-to-capital - Combined insurance companies

	December 31,
(In millions, except ratio)	2019	2018
RIF - net (1)	$44,550	$40,239
Statutory policyholders' surplus	$1,619	$1,683
Statutory contingency reserve	3,021	2,443
Statutory policyholders' position	$4,640	$4,126
Risk-to-capital	9.6:1	9.8:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at December 31, 2019 and $1.6 billion at December 31, 2018) and for which case loss reserves have been established.

The 2019 increase in risk-to-capital of MGIC is due to an increase in net RIF, offset by an increase in statutory policyholders' position, primarily due to an increase in statutory contingency reserves. The reductions in the risk-to-capital of our combined insurance companies were due to an increase in statutory policyholders' position, primarily due to an increase in statutory contingency reserves, partially offset by an increase in net RIF. Our RIF, net of reinsurance, increased in 2019, due to an increase in our IIF and a reduction in our ceded RIF under our 2015 QSR Transaction. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

In the first quarter of 2020, we received the appropriate approvals for MGIC to pay our holding company a special dividend of $320 million. The $320 million special dividend will reduce the statutory policyholder's position of MGIC, which will result in an increase to the risk-to-capital.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item IA.

Financial Strength Ratings

MGIC financial strength ratings

Rating Agency	Rating	Outlook
Moody's Investor Services	Baa1	Stable
Standard and Poor's Rating Services	BBB+	Stable
A.M. Best	A-	Stable

For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

MAC financial strength ratings

Rating Agency	Rating	Outlook
A.M. Best	A-	Stable

MGIC Investment Corporation 2019 Form 10-K | 77

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Contractual Obligations
The following table summarizes, as of December 31, 2019, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations

	Payments due by period
		Less than			More than
(In millions)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	1,949.7	50.7	101.1	651.0	1,146.9
Operating lease obligations	2.3	1.2	1.0	0.1	—
Purchase obligations	9.1	6.5	2.6	—	—
Other long-term liabilities	555.3	208.2	252.1	95.0	—
Total	2,516.4	266.6	356.8	746.1	1,146.9
Our long-term debt obligations as of December 31, 2019 include their related interest and are discussed in Note 7 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements. Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business.

Our other long-term liabilities represent case and LAE loss reserves established to recognize the liability for losses and LAE related to existing delinquencies on insured mortgage loans. The timing of the future claim payments associated with the established case loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of delinquency to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge differently than this estimate, in part, due to uncertainty regarding the impact of certain factors, such as loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process. See Note 8 – “Loss Reserves” to our consolidated financial statements and “Critical Accounting Policies” below for additional information on our loss reserves. In accordance with GAAP for the mortgage insurance industry, we establish case loss reserves only for delinquent loans. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our consolidated financial statements or in the table above.

MGIC Investment Corporation 2019 Form 10-K | 78

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Benefit Plans
We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. Retirement benefits are based on compensation and years of service. We maintain plan assets to fund our defined benefit pension plan obligations. We did not have a minimum funding requirement for the defined benefit pension plan for 2019 or 2018 and do not anticipate having a minimum funding requirement in 2020. We have significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2019 and 2018, we voluntarily made contributions totaling $7.1 million, and $10.0 million, respectively. We plan to make a voluntary contribution of approximately $6.5 million to the defined benefit pension plan in 2020. In determining future contributions, we will consider the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and our other capital requirements. As of December 31, 2019, we had accrued a liability of $3.1 million related to our defined benefit pension plan as the projected obligation was in excess of plan assets. The supplemental executive retirement plan benefits are accrued for and are paid from MGIC assets following employee retirements. We plan to pay benefits of approximately $6 million under the supplemental executive retirement plan in 2020.

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

MGIC Investment Corporation 2019 Form 10-K | 79

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

CRITICAL ACCOUNTING POLICIES

The accounting policies described below require significant judgments and estimates in the preparation of our consolidated financial statements.

LOSS RESERVES
Loss reserves include case reserves, IBNR reserves, and LAE reserves.

Case Reserves
Case reserves are established for estimated insurance losses when notices of delinquency on insured mortgage loans are received. For reporting purposes, we consider a loan delinquent when it is two or more payments past due. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excluded mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently delinquent.

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

Our estimate of loss reserves is sensitive to changes in claim rate and claim severity; it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment.  For example, as of December 31, 2019, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $10 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $17 million. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

MGIC Investment Corporation 2019 Form 10-K | 80

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Historical development of loss reserves

(In thousands)	Losses incurred related to prior years (1)	Reserve at end of prior year
2019	(71,006)	674,019
2018	(167,366)	985,635
2017	(231,204)	1,438,813
2016	(147,658)	1,893,402
2015	(110,302)	2,396,807

(1)	A negative number for a prior year indicates a redundancy of loss reserves.

See Note 8 – “Loss Reserves” to our consolidated financial statements for a discussion of recent loss development.

IBNR Reserves
Reserves are established for estimated IBNR, which results from delinquencies occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported delinquencies, IBNR reserves are established using estimated claim rates and claim severities for the estimated number of delinquencies not reported. As of December 31, 2019 and 2018, we had IBNR reserves of approximately $23 million and $29 million, respectively.

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

REVENUE RECOGNITION
When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy life. We are generally obligated to renew the policies and have no ability to re-underwrite or reprice these policies after issuance. Premiums written on monthly premium policies are earned as coverage is provided. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the estimated policy life. Premiums written on policies covering more than one year are amortized over the policy life based on historical experience, which includes the anticipated incurred loss pattern. Premiums written on annual premium policies are earned on a monthly pro rata basis.  When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. Policies may be cancelled by the insured, or due to rescissions or claim payments. When a policy is rescinded, all previously collected premium is returned to the servicer and when a claim is paid, all premium collected since the date of default is returned. The liability associated with our estimate of premium to be returned is accrued for separately and this liability is included in “Other liabilities” on our consolidated balance sheets. Changes in these liabilities and the actual return of premium affect premiums written and earned.

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

MGIC Investment Corporation 2019 Form 10-K | 81

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

Equity securities. At December 31, 2017, equity securities were classified as available-for-sale and were reported at fair value, except for certain equity securities that were carried at cost, for which the amount reported approximated fair value. These equity securities carried at cost were reported as Other invested assets at December 31, 2018, as required under ASU 2016-01. The updated guidance also requires, effective January 1, 2018, the periodic change in fair value of equity securities to be recognized as realized investment gains and losses. For periods prior, realized investment gains and losses on equity securities were a function of the difference between the amount received on the sale of an equity security and the equity security's cost basis, as well as any OTTI recognized in earnings.

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

MGIC Investment Corporation 2019 Form 10-K | 82

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

Fair Value Option
For the years ended December 31, 2019, 2018, and 2017, we did not elect the fair value option for any financial instruments acquired, or issued, such as our outstanding debt obligations, for which the primary basis of accounting is not fair value.

MGIC Investment Corporation 2019 Form 10-K | 83

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

One of the measures used to quantify interest rate this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2019, the modified duration of our fixed income investment portfolio was 3.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.9% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Balance Sheet Review– Investment Portfolio" in Item 7.

MGIC Investment Corporation 2019 Form 10-K | 84

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements are filed pursuant to this Item 8:

MGIC Investment Corporation 2019 Form 10-K | 85

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
(In thousands)	Note	2019	2018
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost, 2019 - $5,562,550; 2018 - $5,196,784)		$5,737,892	$5,151,987
Equity securities, at fair value (cost, 2019 - $17,188; 2018 - $3,993)		17,328	3,932
Other invested assets, at cost		3,100	3,100
Total investment portfolio		5,758,320	5,159,019

Cash and cash equivalents		161,847	151,892
Restricted cash and cash equivalents		7,209	3,146
Accrued investment income		49,705	48,001
Reinsurance recoverable on loss reserves	9	21,641	33,328
Reinsurance recoverable on paid losses	9	1,521	2,948
Premiums receivable		55,587	55,090
Home office and equipment, net		50,121	51,734
Deferred insurance policy acquisition costs		18,531	17,888
Deferred income taxes, net	12	5,742	69,184
Other assets		99,347	85,572
Total assets		$6,229,571	$5,677,802

Liabilities and shareholders' equity
Liabilities:
Loss reserves	8	$555,334	$674,019
Unearned premiums		380,302	409,985
Federal Home Loan Bank Advance	7	155,000	155,000
Senior notes	7	420,867	419,713
Convertible junior subordinated debentures	7	256,872	256,872
Other liabilities		151,962	180,322
Total liabilities		1,920,337	2,095,911
Contingencies	17
Shareholders' equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2019 - 371,353; 2018 - 371,353; outstanding 2019 - 347,308; 2018 - 355,371)		371,353	371,353
Paid-in capital		1,869,719	1,862,536
Treasury stock (shares at cost 2019 - 24,045; 2018 - 15,982)		(283,196)	(175,059)
Accumulated other comprehensive income (loss), net of tax	10	72,708	(124,214)
Retained earnings		2,278,650	1,647,275
Total shareholders' equity		4,309,234	3,581,891
Total liabilities and shareholders' equity		$6,229,571	$5,677,802
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2019 Form 10-K | 86

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended December 31,
(In thousands, except per share data)	Note	2019	2018	2017
Revenues:
Premiums written:
Direct		$1,124,196	$1,103,332	$1,121,776
Assumed		6,446	271	1,905
Ceded	9	(129,334)	(111,341)	(125,726)
Net premiums written		1,001,308	992,262	997,955
Decrease (increase) in unearned premiums		29,680	(17,100)	(63,208)
Net premiums earned	9	1,030,988	975,162	934,747

Investment income, net of expenses	5	167,045	141,331	120,871
Net realized investment gains (losses)	5	5,306	(1,353)	231
Other revenue		10,638	8,708	10,205
Total revenues		1,213,977	1,123,848	1,066,054

Losses and expenses:
Losses incurred, net	8 / 9	118,575	36,562	53,709
Amortization of deferred policy acquisition costs		12,001	11,932	11,111
Other underwriting and operating expenses, net		182,768	178,211	159,638
Interest expense	7	52,656	52,993	57,035
Loss on debt extinguishment	13	—	—	65
Total losses and expenses		366,000	279,698	281,558
Income before tax		847,977	844,150	784,496
Provision for income taxes	12	174,214	174,053	428,735
Net income		$673,763	$670,097	$355,761

Earnings per share:	4
Basic		$1.91	$1.83	$0.98
Diluted		$1.85	$1.78	$0.95

Weighted average common shares outstanding - basic	4	352,827	365,406	362,380
Weighted average common shares outstanding - diluted	4	373,924	386,078	394,766

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2019 Form 10-K | 87

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years Ended December 31,
(In thousands)	Note	2019	2018	2017
Net income		$673,763	$670,097	$355,761
Other comprehensive income (loss), net of tax:	10
Change in unrealized investment gains and losses	5	173,910	(64,646)	47,547
Benefit plans adjustment	11	23,012	(15,767)	(5,839)
Foreign currency translation adjustment		—	—	31
Other comprehensive income (loss), net of tax		196,922	(80,413)	41,739
Comprehensive income		$870,685	$589,684	$397,500
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2019 Form 10-K | 88

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Years Ended December 31,
(In thousands)	Note	2019	2018	2017
Common stock
Balance, beginning of year		$371,353	$370,567	$359,400
Issuance of common stock	13	—	—	10,386
Net common stock issued under share-based compensation plans		—	786	781
Balance, end of year		371,353	371,353	370,567

Paid-in capital
Balance, beginning of year		1,862,536	1,850,582	1,782,337
Cumulative effect of share-based compensation accounting standard update		—	—	49
Issuance of common stock	13	—	—	60,903
Net common stock issued under share-based compensation plans		—	(8,917)	(7,602)
Reissuance of treasury stock, net under share-based compensation plans		(11,715)	—	—
Equity compensation		18,898	20,871	14,895
Balance, end of year		1,869,719	1,862,536	1,850,582

Treasury stock
Balance, beginning of year		(175,059)	—	(150,359)
Purchases of common stock	13	(114,126)	(175,059)	—
Reissuance of treasury stock, net		—	—	150,359
Reissuance of treasury stock, net under share-based compensation plans		5,989	—	—
Balance, end of year		(283,196)	(175,059)	—

Accumulated other comprehensive loss
Balance, beginning of year		(124,214)	(43,783)	(75,100)
Cumulative effect of financial instruments accounting standard update	3	—	(18)	—
Other comprehensive income (loss)	10	196,922	(80,413)	41,739
Cumulative effect to reclassify certain tax effects from accumulated other comprehensive loss		—	—	(10,422)
Balance, end of year		72,708	(124,214)	(43,783)

Retained earnings
Balance, beginning of year		1,647,275	977,160	632,564
Cumulative effect of financial instruments accounting standard update	3	—	18	—
Cumulative effect of share-based compensation accounting standard update		—	—	153
Net income		673,763	670,097	355,761
Cash dividends		(42,388)	—	—
Reissuance of treasury stock, net	13	—	—	(21,740)
Cumulative effect to reclassify certain tax effects from accumulated other comprehensive loss	13	—	—	10,422
Balance, end of year		2,278,650	1,647,275	977,160

Total shareholders' equity		$4,309,234	$3,581,891	$3,154,526
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2019 Form 10-K | 89

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$673,763	$670,097	$355,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	48,784	58,215	64,430
Deferred tax expense	11,096	186,572	355,044
Net realized investment (gains) losses	(5,306)	1,353	(231)
Loss on debt extinguishment	—	—	65
Change in certain assets and liabilities:
Accrued investment income	(1,704)	(1,941)	(1,987)
Reinsurance recoverable on loss reserves	11,687	15,146	2,019
Reinsurance recoverable on paid losses	1,427	924	1,092
Premiums receivable	(497)	(1,045)	(1,653)
Deferred insurance policy acquisition costs	(643)	953	(1,082)
Profit commission receivable	4,945	(5,479)	(2,844)
Loss reserves	(118,685)	(311,616)	(453,178)
Unearned premiums	(29,683)	17,051	63,197
Return premium accrual	(11,500)	(22,900)	(25,400)
Current income taxes	1,057	(77,551)	51,296
Other, net	24,791	14,738	128
Net cash provided by operating activities	609,532	544,517	406,657
Cash flows from investing activities:
Purchases of investments	(1,394,126)	(1,459,473)	(1,293,695)
Proceeds from sales of investments	229,796	370,449	246,908
Proceeds from maturity of fixed income securities	748,165	785,175	759,212
Net (decrease) increase in payables for securities	(307)	307	—
Additions to property and equipment	(5,636)	(14,238)	(16,066)
Net cash used in investing activities	(422,108)	(317,780)	(303,641)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	150,000
Repayment of revolving credit facility	—	—	(150,000)
Purchase or repayment of convertible senior notes	—	—	(145,620)
Payment of original issue discount - convertible senior notes	—	—	(4,504)
Repurchase of common stock	(125,766)	(163,419)	—
Dividends paid	(41,914)	—	—
Payment of debt issuance costs	—	—	(1,630)
Payment of withholding taxes related to share-based compensation net share settlement	(5,726)	(8,131)	(6,821)
Net cash used in financing activities	(173,406)	(171,550)	(158,575)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	14,018	55,187	(55,559)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	155,038	99,851	155,410
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$169,056	$155,038	$99,851
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2019 Form 10-K | 90

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1	Nature of Business
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation ("MGIC"), is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. Primary mortgage insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us. Through certain non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting, analysis of loan originations and portfolios, and mortgage lead generation. MGIC Assurance Corporation ("MAC"), an insurance subsidiary of MGIC, provides insurance for certain mortgages under Fannie Mae and Freddie Mac (the "GSEs") credit risk transfer programs and is a participant in the Fannie Mae Enterprise-Paid Mortgage Insurance program.

At December 31, 2019, our direct primary insurance in force ("IIF") was $222.3 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct primary risk in force ("RIF") was $57.2 billion, which represents the IIF multiplied by the insurance coverage percentage.

Substantially all of our insurance written since 2008 has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our interpretation of the more restrictive application of the PMIERs, as of December 31, 2019, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

RECLASSIFICATIONS
Certain reclassifications to 2018 and 2017 amounts have been made in the accompanying consolidated financial statements to conform to the 2019 presentation. See Note 3 - "Significant Accounting Policies" for a discussion of our adoption of accounting guidance in 2019 that resulted in other reclassifications.

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

The fair value of an asset or liability is defined as the price that would be received upon a sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices or inputs, where available. If prices or quotes are not available, fair value is based on valuation models or other valuation techniques that consider relevant transaction characteristics (such as maturity) and use as inputs observable or unobservable market parameters including yield curves, interest rates, volatilities, equity

MGIC Investment Corporation 2019 Form 10-K | 91

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

or debt prices, foreign exchange rates and credit curves. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, as described below.

Valuation process
We use independent pricing sources to determine the fair value of a substantial majority of our financial instruments, which primarily consist of assets in our investment portfolio, but also includes amounts included in cash and cash equivalents and restricted cash and cash equivalents. A variety of inputs are used; in approximate order of priority, they are: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

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

The three levels are defined as follows:

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

INVESTMENTS
Fixed income securities. Our fixed income securities are classified as available-for-sale and are reported at fair value. The related unrealized investment gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Realized investment gains and losses on fixed income securities are reported in income based upon specific identification of securities sold as well as any "other than temporary" impairments ("OTTI") recognized in earnings.

Equity securities. Equity securities are reported at fair value, except for certain securities that are carried at cost. Equity securities carried at cost are reported as Other invested assets. Effective January 1, 2018, realized investment gains and losses, after considering the related tax expense or benefit, are accounted for as

MGIC Investment Corporation 2019 Form 10-K | 92

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

a function of the periodic change in fair value. For 2017, realized investment gains and losses were accounted for as a function of the difference between the amount received on the sale of an equity security and the equity security’s cost basis, as well as any OTTI recognized in earnings.

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

Home office and equipment is shown net of accumulated depreciation of $43.0 million, $38.1 million and $33.9 million as of December 31, 2019, 2018 and 2017, respectively. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $6.5 million, $6.0 million and $5.4 million, respectively.

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

LOSS RESERVES
Case reserves and loss adjustment expenses ("LAE") reserves are established when we receive notices of delinquency on insured mortgage loans. We consider a loan delinquent when it is two or more payments past due. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish case reserves for future claims on insured loans which are not currently delinquent. Case reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our case reserve estimates are established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance

MGIC Investment Corporation 2019 Form 10-K | 93

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

assumed is based on information provided by the ceding companies.

Incurred but not reported ("IBNR") reserves are established for estimated losses from delinquencies occurring prior to the close of an accounting period on notices of delinquency not yet reported to us. IBNR reserves are also established using estimated claim rates and claim severities.

LAE reserves are established for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

Loss reserves are ceded to reinsurers under our reinsurance agreements. (See Note 8 – “Loss Reserves” and Note 9 – “Reinsurance.”)

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

REVENUE RECOGNITION
We write policies which are guaranteed renewable contracts at the insured's option on a monthly, single, or annual premium basis. We have no ability to re-underwrite or reprice these contracts. Premiums written on monthly premium policies are earned as coverage is provided. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the estimated policy life. Premiums written on policies covering more than one year are amortized over the estimated policy life based on historical experience, which includes the anticipated incurred loss pattern. Premiums written on annual premium policies are earned on a monthly pro rata basis. When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. When a policy is cancelled due to rescission, all previously collected premium is returned to the servicer and when a policy is cancelled because a claim is paid, premium collected since the date of delinquency is returned. The liability associated with our estimate of premium to be returned is accrued for separately and included in "Other liabilities" on our consolidated balance sheets. Changes in this liability, and the actual return of premiums for all periods, affects premiums written and earned.

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

MGIC Investment Corporation 2019 Form 10-K | 94

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

SHARE-BASED COMPENSATION
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period.  Awards under our plans generally vest over periods ranging from one to three years .  (See Note 15 – “Share-based Compensation Plans.”)

EARNINGS PER SHARE
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The computation of basic EPS includes as "participating securities" an immaterial number of unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, under the "two-class" method. Our participating securities are composed of vested restricted stock and restricted stock units ("RSUs") with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if our unvested restricted stock units result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our convertible debt instruments result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. In addition to our 9% Debentures, we had other convertible notes in 2017 that could have resulted in contingently issuable shares and we considered each potential issuance of shares separately to reflect the maximum potential dilution for the period the debt issuances were outstanding. For purposes of calculating basic and diluted EPS, vested restricted stock and RSUs are considered outstanding.

RELATED PARTY TRANSACTIONS
There were no related party transactions during 2019, 2018, or 2017.

RECENT ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting standards effective in 2019, or early adopted, and relevant to our financial statements

Accounting Standard Update (“ASU”) 2016-02 - Leases
In February 2016, the FASB amended the previous leasing standard and created ASC 842, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and lease liability for substantially all leases. Effective for the quarter ended March 31, 2019, we adopted the updated guidance for leases and also elected to apply all practical expedients applicable to us in the updated guidance for transition of leases in effect at adoption. The adoption of the updated guidance resulted in the recognition of an immaterial right-of-use asset as part of other assets and a lease liability as part of other liabilities in the consolidated balance sheet.

è	Adoption impact: The adoption of the updated guidance did not have a material effect on our consolidated results of operations or liquidity.

MGIC Investment Corporation 2019 Form 10-K | 95

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

PROSPECTIVE ACCOUNTING STANDARDS

Table 3.1 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

Standard / Interpretation
Table	3.1
Effective date
Amended Standards
ASC 326	Financial Instruments - Credit Losses
	•	ASU 2016-13 - Measurement of Credit Losses on Financial Instruments	January 1, 2020
ASC 820	Fair Value Measurement
	•	ASU 2018-13 - Changes to the Disclosure Requirements for Fair Value Measurements	January 1, 2020
ASC 715	Compensation - Retirement Benefits
	•	ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
ASC 740	Income Taxes
	•	ASU 2019-12 - Simplifying the Accounting for Income Taxes	January 1, 2021

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued updated guidance that requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial instruments. We have concluded that our mortgage insurance policies are outside the scope of this ASU, however, the provisions of this guidance do apply to our reinsurance transactions, which are highly rated, as discussed in Note 9 – “Reinsurance” to our consolidated financial statements. Entities are required to incorporate their forecast of future economic conditions into their loss estimate unless such forecast is not reasonable and supportable, in which case the entity will revert to historical loss experience. The allowance for current expected credit losses (“CECL”) generally reduces the amortized cost basis of the financial instrument to the amount an entity expects to collect, however, credit losses relating to available-for-sale fixed maturity securities are to be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is less than amortized cost. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The updated guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore will require significant judgment in application. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. In May 2019, the

FASB amended this guidance to provide entities with an option to irrevocably elect the fair value option for eligible instruments in order to provide targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. We have evaluated the impacts the adoption of this guidance will have on our consolidated financial statements, and determined it will not have a material impact.

Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued updated guidance that changes the disclosure requirements for fair value measurements. The updated guidance removed the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The updated guidance clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurements as of the reporting date. Further, the updated guidance requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. We have evaluated the impacts the adoption of this guidance will have on our consolidated financial statements, and determined it will not have a material impact.

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amendments to modify the disclosure requirements for defined benefit plans. The updated guidance removed the requirements to identify amounts that are expected to be reclassified out of accumulated other comprehensive income and recognized as components of net periodic benefit cost in the coming year and the effects of a one-percentage-point change in assumed health care cost trend rates on service and interest cost and on the postretirement benefit obligation. The updated guidance added disclosure requirements for the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation for the period. The updated guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. An entity should apply the amendments on a retrospective basis to all periods presented. We are currently evaluating the

MGIC Investment Corporation 2019 Form 10-K | 96

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

impacts the adoption of this guidance will have on our consolidated financial statement disclosures, but do not expect it to have a material impact.

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance which simplifies Accounting for Income Taxes (Topic 740). The ASU intends to reduce complexity through clarification and amendments of existing guidance. The updated guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim periods for which financial statements have not been issued. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact.

MGIC Investment Corporation 2019 Form 10-K | 97

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4	Earnings Per Share
Table 4.1 reconciles basic and diluted EPS amounts:

Earnings per share
Table	4.1
		Years Ended December 31,
(In thousands, except per share data)		2019	2018	2017
Basic earnings per share:
Net income		$673,763	$670,097	$355,761
Weighted average common shares outstanding - basic		352,827	365,406	362,380
Basic earnings per share		$1.91	$1.83	$0.98
Diluted earnings per share:
Net income		$673,763	$670,097	$355,761
Interest expense, net of tax (1):
2% Notes		—	—	907
5% Notes		—	—	1,709
9% Debentures		18,264	18,264	15,027
Diluted income available to common shareholders		$692,027	$688,361	$373,404
Weighted-average shares - basic		352,827	365,406	362,380
Effect of dilutive securities:
Unvested restricted stock units		2,069	1,644	1,493
2% Notes		—	—	8,317
5% Notes		—	—	3,548
9% Debentures		19,028	19,028	19,028
Weighted average common shares outstanding - diluted		373,924	386,078	394,766
Diluted income per share		$1.85	$1.78	$0.95

(1)	Interest expense for the years ended December 31, 2019, 2018 and 2017 has been tax effected at a rate of 21%, 21%, and 35%, respectively.

For the years ended December 31, 2019, 2018, and 2017, all of our then outstanding Convertible Senior Notes and Convertible Junior Subordinated Debentures are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock related to the outstanding Convertible Senior Notes and/or Convertible Junior Subordinated Debentures is assumed issued as of the beginning of the reporting period and the related interest expense, net of tax, is added back to earnings in calculating diluted EPS.

MGIC Investment Corporation 2019 Form 10-K | 98

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5	Investments
FIXED INCOME SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of our fixed income securities as of December 31, 2019 and 2018 are shown below:

Details of fixed income investment securities by category as of December 31, 2019
Table	5.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$195,176	$1,237	$(210)	$196,203
Obligations of U.S. states and political subdivisions		1,555,394	99,328	(857)	1,653,865
Corporate debt securities		2,711,910	76,220	(3,008)	2,785,122
ABS		227,376	2,466	(178)	229,664
RMBS		271,384	429	(3,227)	268,586
CMBS		274,234	5,531	(779)	278,986
CLOs		327,076	33	(1,643)	325,466
Total fixed income securities		$5,562,550	$185,244	$(9,902)	$5,737,892

Details of fixed income investment securities by category as of December 31, 2018
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,655	$597	$(1,076)	$167,176
Obligations of U.S. states and political subdivisions		1,701,826	29,259	(10,985)	1,720,100
Corporate debt securities		2,439,173	2,103	(40,514)	2,400,762
ABS		111,953	226	(146)	112,033
RMBS		189,238	32	(10,309)	178,961
CMBS		276,352	888	(9,580)	267,660
CLOs		310,587	2	(5,294)	305,295
Total fixed income securities		$5,196,784	$33,107	$(77,904)	$5,151,987

(1)	There were no OTTI losses recorded in other comprehensive (loss) income as of December 31, 2019 and 2018.
The increase in gross unrealized gains and the decrease in gross unrealized losses in our fixed income securities from December 31, 2018 to December 31, 2019 were primarily caused by declines in interest rates during that period.
We had $13.9 million and $13.5 million of investments at fair value on deposit with various states as of December 31, 2019 and 2018, respectively, due to regulatory requirements of those states' insurance departments. In connection with our insurance and reinsurance activities, we are required to maintain assets in trusts for the benefit of contractual counterparties. The fair value of the investments on deposit in these trusts was $89.9 million and $26.3 million at December 31, 2019 and 2018, respectively.

MGIC Investment Corporation 2019 Form 10-K | 99

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 5.2 compares the amortized cost and fair values of fixed income securities, by contractual maturity, as of December 31, 2019. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed separately in the table.

Fixed income securities maturity schedule
Table	5.2
		December 31, 2019
(In thousands)		Amortized Cost	Fair Value
Due in one year or less		$425,739	$427,616
Due after one year through five years		1,911,433	1,952,278
Due after five years through ten years		1,031,056	1,088,012
Due after ten years		1,094,252	1,167,284
		4,462,480	4,635,190

ABS		227,376	229,664
RMBS		271,384	268,586
CMBS		274,234	278,986
CLOs		327,076	325,466
Total as of December 31, 2019		$5,562,550	$5,737,892

Proceeds from the sale of fixed income securities classified as available-for-sale were $228.1 million, $365.6 million, and $246.9 million during the years ended December 31, 2019, 2018, and 2017, respectively. Gross gains of $7.1 million, $0.7 million, and $1.6 million and gross losses of $3.5 million, $3.8 million and $1.4 million were realized on those sales during the years ended December 31, 2019, 2018, and 2017, respectively.

For the years ended December 31, 2019 and December 31, 2018, we recorded $0.1 million and $1.8 million of OTTI losses in earnings, respectively. For the year ended December 31, 2017, there were no OTTI losses in earnings.

EQUITY SECURITIES
The cost and fair value of investments in equity securities as of December 31, 2019 and December 31, 2018 are shown in tables 5.3a and 5.3b below. Under updated guidance regarding the "Recognition and Measurement of Financial Assets and Financial Liabilities" which became effective on January 1, 2018, the amount of our FHLB stock investment has been reclassified and presented in "Other invested assets" on our consolidated balance sheet.

Details of equity investment securities as of December 31, 2019
Table	5.3a
(In thousands)		Cost	Gross gains	Gross losses	Fair Value
Equity securities		17,188	154	(14)	17,328

Details of equity investment securities as of December 31, 2018
Table	5.3b
(In thousands)		Cost	Gross gains	Gross losses	Fair Value
Equity securities		3,993	11	(72)	3,932

Proceeds from the sale of equity securities were $1.7 million and $4.9 million during the years ended December 31, 2019 and 2018, respectively. Gross gains of $1.6 million and $3.7 million were realized on those sales during the year ended December 31, 2019 and 2018, respectively. There were no sales of equity securities in 2017. For the year ended December 31, 2019 and December 31, 2018, we recognized $201 thousand and $84 thousand of net losses on equity securities still held as of December 31, 2019 and December 31, 2018, respectively, which are reported in Net realized investment (losses) gains on our consolidated statements of operations.

MGIC Investment Corporation 2019 Form 10-K | 100

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

OTHER INVESTED ASSETS
Other invested assets include an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of December 31, 2019, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $165.7 million.

UNREALIZED INVESTMENT LOSSES
Tables 5.4a and 5.4b below summarize, for all available-for-sale investments in an unrealized loss position as of December 31, 2019 and 2018, the aggregate fair value and gross unrealized losses by the length of time those securities have been continuously in an unrealized loss position. Gross unrealized losses on our available-for-sale investments amounted to $10 million and $78 million as of December 31, 2019 and 2018, respectively. The fair value amounts reported in tables 5.4a and 5.4b below are estimated using the process described in Note 6 - "Fair Value Measurements" to these consolidated financial statements.

Unrealized loss aging for securities by type and length of time as of December 31, 2019
Table	5.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$57,301	$(200)	$5,806	$(10)	$63,107	$(210)
Obligations of U.S. states and political subdivisions		74,859	(847)	6,957	(10)	81,816	(857)
Corporate debt securities		221,357	(2,847)	43,505	(161)	264,862	(3,008)
ABS		21,542	(118)	3,851	(60)	25,393	(178)
RMBS		105,443	(461)	110,452	(2,766)	215,895	(3,227)
CMBS		62,388	(728)	11,852	(51)	74,240	(779)
CLOs		81,444	(225)	196,988	(1,418)	278,432	(1,643)
Total		$624,334	$(5,426)	$379,411	$(4,476)	$1,003,745	$(9,902)

Unrealized loss aging for securities by type and length of time as of December 31, 2018
Table	5.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$23,710	$(15)	$69,146	$(1,061)	$92,856	$(1,076)
Obligations of U.S. states and political subdivisions		316,655	(3,875)	358,086	(7,110)	674,741	(10,985)
Corporate debt securities		1,272,279	(18,130)	785,627	(22,384)	2,057,906	(40,514)
ABS		51,324	(146)	—	—	51,324	(146)
RMBS		24	—	178,573	(10,309)	178,597	(10,309)
CMBS		65,704	(1,060)	163,272	(8,520)	228,976	(9,580)
CLOs		296,497	(5,294)	—	—	296,497	(5,294)
Total		$2,026,193	$(28,520)	$1,554,704	$(49,384)	$3,580,897	$(77,904)

For those securities in an unrealized loss position, the length of time the securities were in such a position, is measured by their month-end fair values. The unrealized losses in all categories of our investments as of December 31, 2019 and 2018 were primarily caused by changes in interest rates between the time of purchase and the respective year end. There were 217 and 721 securities in an unrealized loss position as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the fair value as a percent of amortized cost of the securities in an unrealized loss position was 99% and approximately 28% of the securities in an unrealized loss position were backed by the U.S. Government.
MGIC Investment Corporation 2019 Form 10-K | 101

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The source of net investment income is shown in table 5.5 below.

Net investment income
Table	5.5
(In thousands)		2019	2018	2017
Fixed income securities		$165,523	$140,539	$122,105
Equity securities		406	228	206
Cash equivalents		4,444	3,423	1,447
Other		974	816	620
Investment income		171,347	145,006	124,378
Investment expenses		(4,302)	(3,675)	(3,507)
Net investment income		$167,045	$141,331	$120,871

The change in unrealized gains (losses) of investments is shown in table 5.6 below.

Change in unrealized gains (losses)
Table	5.6
(In thousands)		2019	2018	2017
Fixed income securities		$220,139	$(81,834)	$69,026
Equity securities		—	—	39
Other		—	—	(13)
Change in unrealized gains/losses		$220,139	$(81,834)	$69,052

NOTE 6	Fair Value Measurements
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

MGIC Investment Corporation 2019 Form 10-K | 102

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

Level 3 measurements

•
Real estate acquired are valued at the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

RECURRING FAIR VALUE MEASUREMENTS
Assets carried at fair value included those listed, by hierarchy level, in the following tables as of December 31, 2019 and 2018:

Assets carried at fair value by hierarchy level as of December 31, 2019
Table	6.1a
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$196,203	$34,240	$161,963	$—
Obligations of U.S. states and political subdivisions		1,653,865	—	1,653,865	—
Corporate debt securities		2,785,122	—	2,785,122	—
ABS		229,664	—	229,664	—
RMBS		268,586	—	268,586	—
CMBS		278,986	—	278,986	—
CLOs		325,466	—	325,466	—
Total fixed income securities		5,737,892	34,240	5,703,652	—
Equity securities		17,328	17,328	—	—
Other (1)		164,693	164,693	—	—
Real estate acquired (2)		7,252	—	—	7,252
Total		$5,927,165	$216,261	$5,703,652	$7,252

MGIC Investment Corporation 2019 Form 10-K | 103

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Assets carried at fair value by hierarchy level as of December 31, 2018
Table	6.1b
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,176	$42,264	$124,912	$—
Obligations of U.S. states and political subdivisions		1,720,100	—	1,720,087	13
Corporate debt securities		2,400,762	—	2,400,762	—
ABS		112,033	—	112,033	—
RMBS		178,961	—	178,961	—
CMBS		267,660	—	267,660	—
CLOs		305,295	—	305,295	—
Total fixed income securities		5,151,987	42,264	5,109,710	13
Equity securities (3)		3,932	3,932	—	—
Other (1)		96,403	96,403	—	—
Real estate acquired (2)		14,535	—	—	14,535
Total		$5,266,857	$142,599	$5,109,710	$14,548

(1)	Consists of money market funds included in "Cash and Cash Equivalents" and "Restricted Cash and Cash Equivalents" on the consolidated balance sheet.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in "Other assets" on the consolidated balance sheets.

(3)	See "Reconciliation of Level 3 assets" below for information regarding a change in presentation of amounts previously included in Level 3 Equity securities.

Certain financial instruments, including insurance contracts, are excluded from fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values.

RECONCILIATIONS OF LEVEL 3 ASSETS
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2019, 2018, and 2017 is shown in tables 6.2a, 6.2b and 6.2c below. Under updated guidance regarding the "Recognition and Measurement of Financial Assets and Financial Liabilities" which became effective on January 1, 2018, our investment in FHLB stock is no longer presented with equity securities. Prior to the updated guidance, the FHLB stock was included in our Level 3 equity securities. As shown in table 6.2b below, for the year ended December 31, 2018, we have transferred the FHLB stock out of Level 3 assets, and it is carried at cost, which approximates fair value, on our consolidated balance sheet in "Other invested assets" as of December 31, 2018. There were no transfers into or out of Level 3 for the years ending December 31, 2019 and 2017. There were no losses included in earnings for the years ended December 31, 2019, 2018, and 2017 attributable to the change in unrealized losses on assets still held at the end of each applicable year.

Fair value roll-forward for financial instruments classified as Level 3 for the year ended December 31, 2019
Table	6.2a
(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2018		$13	$—	$13	$14,535
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net		—	—	—	(476)
Acquisitions		—	—	—	24,204
Sales		(13)	—	(13)	(31,011)
Balance at December 31, 2019		$—	$—	$—	$7,252

MGIC Investment Corporation 2019 Form 10-K | 104

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Fair value roll-forward for financial instruments classified as Level 3 for the year ended December 31, 2018
Table	6.2b
(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2017		$271	$4,268	$4,539	$12,713
Reclassification for adoption of new accounting standard		—	(3,100)	(3,100)
Total realized/unrealized gains (losses):
Included in earnings and reported as net realized investment gains		—	3,663	3,663
Included in earnings and reported as losses incurred, net		—	—	—	(1,995)
Acquisitions		—	—	—	33,912
Sales		(258)	(4,831)	(5,089)	(30,095)
Balance at December 31, 2018		$13	$—	$13	$14,535

Fair value roll-forward for financial instruments classified as Level 3 for the year ended December 31, 2017
Table	6.2c
(In thousands)		Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
Balance at December 31, 2016		$691	$4,268	$4,959	$11,748
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net		—	—	—	(1,315)
Acquisitions		—	—	—	34,749
Sales		(420)	—	(420)	(32,469)
Balance at December 31, 2017		$271	$4,268	$4,539	$12,713

Additional fair value disclosures related to our investment portfolio are included in Note 5 – “Investments.”

FINANCIAL LIABILITIES NOT CARRIED AT FAIR VALUE
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

MGIC Investment Corporation 2019 Form 10-K | 105

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 6.3 compares the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value as of December 31, 2019 and 2018.

Financial liabilities not carried at fair value
Table	6.3
		December 31, 2019		December 31, 2018
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100
Financial liabilities
FHLB Advance		$155,000	$156,422	$155,000	$150,551
5.75% Notes		420,867	471,827	419,713	425,791
9% Debentures		256,872	346,289	256,872	338,069
Total financial liabilities		$832,739	$974,538	$831,585	$914,411

The 5.75% Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries.

NOTE 7	Debt

DEBT OBLIGATIONS
Table 7.1 shows the carrying value of our long-term debt obligations as of December 31, 2019 and 2018.

Long-term debt obligations
Table	7.1
		December 31,
(In millions)		2019	2018
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $425 million)		420.9	419.7
9% Debentures, due April 2063		256.9	256.9
Long-term debt, carrying value		$832.7	$831.6

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

5.75% Notes
Interest on the 5.75% Notes is payable semi-annually on February 15 and August 15 of each year. We have the option to redeem these notes, in whole or in part, at any time or from time to time prior to maturity at a redemption price equal to the greater of (i)100% of the aggregate principal amount of the notes to be redeemed and (ii) the make-whole amount, which is the sum of the present values of the remaining scheduled payments of principal and interest discounted at the treasury rate defined in the notes plus 50 basis points and accrued interest.

The 5.75% Notes have covenants customary for securities of this nature, including customary events of default, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.75% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.75% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.75% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2019.

9% Debentures
The 9% Debentures are currently convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4718 common shares per $1,000 principal amount of the 9% Debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.43 per share. If a holder elects to convert their 9% Debentures, deferred

MGIC Investment Corporation 2019 Form 10-K | 106

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

interest, if any, owed on the 9% Debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. We have 19.1 million authorized shares reserved for conversion under our 9% debentures.

The 9% Debentures include a conversion feature that allows us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.46 for at least 20 of the 30 trading days preceding notice of the redemption.

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

The provisions of the 9% Debentures are complex. The description above is qualified in its entirety by the terms of the 9% Debentures, including their covenants and events of default. We were in compliance with all covenants at December 31, 2019. The 9% Debentures rank junior to all of our existing and future senior indebtedness.

CREDIT FACILITY
In May 2019, we terminated our $175 million unsecured revolving credit facility. At the time of termination there were no amounts drawn on the credit facility. The unused portion of our revolving credit facility was subject to recurring commitment fees, which are reflected in interest payments.

INTEREST PAYMENTS
Interest payments were $50.8 million during 2019, $51.3 million during 2018, and $57.8 million during 2017.

NOTE 8	Loss Reserves
As described in Note 3 – “Summary of Significant Accounting Policies – Loss Reserves,” Case reserves and loss adjustment expenses ("LAE") reserves are established when we receive notices of delinquency on insured mortgage loans. We consider a loan delinquent when it is two or more payments past due. Case reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for estimated losses from delinquencies occurring prior to the close of an accounting period on notices of delinquency not yet

MGIC Investment Corporation 2019 Form 10-K | 107

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

reported to us. IBNR reserves are also established using estimated claim rates and claim severities

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

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
Losses incurred on delinquencies that occurred in the current year decreased in 2019 compared to 2018 and in 2018 compared to 2017, in each case, primarily due to a decrease in the number of new delinquencies, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies.

LOSSES PAID
The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, we have experienced a decline in the average time it takes servicers are utilizing to process foreclosures, which has reduced the average time to receive a claim associated with new delinquent notices that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in "Other liabilities" on our consolidated balance sheets and approximated $30 million and $40 million at December 31, 2019 and 2018, respectively.

MGIC Investment Corporation 2019 Form 10-K | 108

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 8.1 provides a reconciliation of beginning and ending loss reserves for each of the past three years:

Development of loss reserves
Table	8.1
(In thousands)		2019	2018	2017
Reserve at beginning of year		$674,019	$985,635	$1,438,813
Less reinsurance recoverable		33,328	48,474	50,493
Net reserve at beginning of year		640,691	937,161	1,388,320

Losses incurred:
Losses and LAE incurred in respect of delinquent notices received in:
Current year		189,581	203,928	284,913
Prior years (1)		(71,006)	(167,366)	(231,204)
Total losses incurred		118,575	36,562	53,709

Losses paid:
Losses and LAE paid in respect of delinquent notices received in:
Current year		4,018	7,298	11,267
Prior years		235,551	327,743	493,300
Reinsurance terminations		(13,996)	(2,009)	301
Total losses paid		225,573	333,032	504,868
Net reserve at end of year		533,693	640,691	937,161
Plus reinsurance recoverables		21,641	33,328	48,474
Reserve at end of year		$555,334	$674,019	$985,635

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See table 8.2 below for more information about prior year loss development.

Table 8.2 below shows the development of reserves in 2019, 2018 and 2017 for previously received delinquencies.

Reserve development on previously received delinquencies
Table	8.2
(In millions)		2019	2018	2017
Decrease in estimated claim rate on primary delinquencies		$(112)	$(213)	$(248)
(Decrease) increase in estimated severity on primary delinquencies		(1)	29	9
Change in estimates related to pool reserves, LAE reserves, reinsurance and other		42	17	8
Total prior year loss development (1)		$(71)	$(167)	$(231)

(1)	A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

For the years ended December 31, 2019, 2018 and 2017, we experienced favorable development on previously received delinquencies. This development was, in part, due to the resolution of approximately 69%, 73% and 67% for the years ended December 31, 2019, 2018 and 2017, respectively, of the prior year delinquent inventory, with improved cure rates. During 2019, 2018, and 2017, cure activity on loans that were delinquent twelve months or more was significantly higher than our previous estimates. During 2019, the favorable development was offset by adjustments to LAE reserves and amounts paid in settlement of disputes for claim paying practices. See Note 17 – “Litigation and Contingencies.” The favorable development for the years ended 2018 and 2017 was offset, in part, by an increase in the estimated severity on previously reported delinquencies remaining in the delinquent inventory.

MGIC Investment Corporation 2019 Form 10-K | 109

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

DELINQUENT INVENTORY
A roll-forward of our primary delinquent inventory for the years ended December 31, 2019, 2018, and 2017 appears in table 8.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Primary delinquent inventory roll-forward
Table	8.3
		2019	2018	2017
Beginning delinquent inventory		32,898	46,556	50,282
New Notices		54,239	54,448	68,268
Cures		(52,035)	(60,511)	(61,094)
Paid claims		(4,267)	(5,750)	(9,206)
Rescissions and denials		(168)	(267)	(357)
Other items removed from inventory		(639)	(1,578)	(1,337)
Ending delinquent inventory		30,028	32,898	46,556

Hurricane activity
New delinquent notice activity increased in 2017 (particularly in the fourth quarter) because of hurricane activity that primarily impacted Puerto Rico, Texas, and Florida in the third quarter of 2017. In response to the hurricanes, the Federal Emergency Management Agency declared Individual Assistance Disaster Areas ("IADA") which we used to identify new notices of delinquency for reserving and loss mitigation purposes. We received 9,294 new notices of delinquency on loans in the IADAs in the fourth quarter of 2017. Loans in our ending delinquent inventory within the IADAs were 12,446 as of December 31, 2017. The majority of notices of delinquency received from the IADAs due to the hurricane activity cured during 2018.

Other items removed from inventory
During 2019, 2018, and 2017 our losses paid included amounts paid upon commutation of coverage on policies . The impacts of the commutations of coverage on policies and/or settlements in each of the past three years were as follows:

•	2019 - 639 notices removed from delinquent inventory with an amount paid of $30 million,

•	2018 - 1,578 notices removed from delinquent inventory with an amount paid of $50 million,

•	2017 - 1,337 notices removed from delinquent inventory with an amount paid of $54 million.

In 2019 our losses paid included $23.5 million paid in connection with settlements of disputes concerning our claims paying practices.

Aging of delinquent inventory
Historically as a delinquency ages it becomes more likely to result in a claim. The new notice activity from hurricane impacted areas in the fourth quarter of 2017 increased the percentage of our delinquent inventory that had been delinquent for three months or less (table 8.4) as of December 31, 2017.

The number of consecutive months that a borrower has been delinquent is shown in table 8.4 below.

Primary delinquent inventory - consecutive months delinquent
Table	8.4
		December 31,
		2019	2018	2017
3 months or less		9,447	9,829	17,119
4 - 11 months		9,664	9,655	12,050
12 months or more (1)		10,917	13,414	17,387
Total		30,028	32,898	46,556

3 months or less		32%	30%	37%
4 - 11 months		32%	29%	26%
12 months or more		36%	41%	37%
Total		100%	100%	100%

Primary claims received inventory included in ending delinquent inventory		538	809	954

(1)
Approximately 36%, 38%, and 45% of the delinquent inventory for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of December 31, 2019, 2018 and 2017, respectively.

POOL INSURANCE DEFAULT INVENTORY
Pool insurance default inventory decreased to 653 at December 31, 2019 from 859 at December 31, 2018 and 1,309 at December 31, 2017.

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

For information about discussions and legal proceedings with customers with respect to our claims paying practices, see Note 17 – “Litigation and Contingencies.”

MGIC Investment Corporation 2019 Form 10-K | 110

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9	Reinsurance
Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related earned premiums) we have underwritten to other insurance companies who agree to share these risks. The purpose of ceded reinsurance is to protect us, at a cost, against losses arising from our mortgage guaranty policies covered by the agreement and to manage our capital requirements under PMIERs. Reinsurance is currently placed on a quota share and excess of loss basis, but we also have immaterial captive reinsurance agreements that remain in effect.

Table 9.1 below shows the effect of all reinsurance agreements on premiums earned and losses incurred as reflected in the consolidated statements of operations.

Reinsurance
Table	9.1
		Years ended December 31,
(In thousands)		2019	2018	2017
Premiums earned:
Direct		$1,155,240	$1,084,748	$1,059,973
Assumed		5,085	1,805	509
Ceded		(129,337)	(111,391)	(125,735)
Net premiums earned		$1,030,988	$975,162	$934,747

Losses incurred:
Direct		$130,100	$43,060	$74,727
Assumed		(125)	331	183
Ceded		(11,400)	(6,829)	(21,201)
Net losses incurred		$118,575	$36,562	$53,709

QUOTA SHARE REINSURANCE
Each of the reinsurers under our quota share reinsurance agreements described below has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

2019 QSR Transaction. We entered into a QSR transaction with a group of unaffiliated reinsurers with an effective date of January 1, 2019 (“2019 QSR Transaction”), which provides coverage on eligible NIW in 2019. Under the 2019 QSR Transaction, we will cede losses and premiums on or after the effective date through December 31, 2030, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021 or bi-annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

The structure of the 2019 QSR Transaction is a 30% quota share, with a one-time option, elected by us, to reduce the cede rate to either 25% or 20% effective July 1, 2020, or bi-annually thereafter, for a fee, for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2019 QSR Transaction, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below 62%.

2018 QSR Transaction. Our 2018 quota share reinsurance agreement ("2018 QSR Transaction") provides coverage on eligible NIW in 2018. Under the 2018 QSR Transaction, we cede losses incurred and premiums on or after the effective date through December 31, 2029, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021, and annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

The structure of the 2018 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2018 QSR Transaction, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below 62%.

2017 QSR Transaction. Our 2017 quota share reinsurance agreement ("2017 QSR Transaction") provides coverage on eligible NIW in 2017. Under our 2017 QSR Transaction, we cede losses incurred and premiums on or after the effective date through December 31, 2028, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2021 for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

The structure of the 2017 QSR Transaction is a 30% quota share for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2017 QSR Transaction, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below 60%.

MGIC Investment Corporation 2019 Form 10-K | 111

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2015 QSR Transaction. We terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and entered into an amended quota share reinsurance agreement with certain participants from the existing reinsurance panel that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. During the second quarter of 2019, we incurred a termination fee of $6.8 million, which was paid to participants of the reinsurance panel that are not participating in the amended 2015 QSR Transaction. Under the amended 2015 QSR Transaction we cede losses and premiums on eligible insurance written before 2017 through December 31, 2031, at which time the agreement expires. Early termination of the amended agreement can be elected by us on or after June 30, 2021, bi-annually thereafter for no fee, or under specified scenarios, including if we will receive less than 90% of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period. Generally, under our amended 2015 QSR Transaction, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below 68%.

Table 9.2 provides a summary of our quota share reinsurance agreements, excluding captive agreements, for 2019, 2018 and 2017.

Quota share reinsurance
Table	9.2
		Years ended December 31,
(In thousands)		2019	2018	2017
Ceded premiums written and earned, net of profit commission (1)		$111,550	$108,337	$120,974
Ceded losses incurred		11,395	6,543	22,336
Ceding commissions (2)		48,793	51,201	49,321
Profit commission		139,179	147,667	125,629

(1)	Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in our agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of our QSR Transactions currently in effect, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The reinsurance premium due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheets.
The reinsurance recoverable on loss reserves was $21.6 million as of December 31, 2019 and $33.2 million as of December 31, 2018.The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the amount of which is based on the funding requirements of PMIERs.

MGIC Investment Corporation 2019 Form 10-K | 112

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2020 QSR Transaction. We have agreed to terms on a QSR Transaction with a group of unaffiliated reinsurers with an effective date of January 1, 2020 ("2020 QSR Transaction"), which provides coverage on eligible NIW in 2020

Under the 2020 QSR Transaction, we cede losses incurred and premiums on or after the effective date through December 31, 2031, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2022, and bi-annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

The structure of the 2020 QSR Transaction is a 30% quota share on 2020 NIW, with an option to reduce the cede rate to either 25.0% or 20% effective July 1, 2021 or semiannually thereafter. Generally, under the 2020 QSR Transaction, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below 62%.

2021 QSR Transaction. In addition, we have agreed to terms on a QSR Transaction with a group of unaffiliated reinsurers with an effective date of January 1, 2021 ("2021 QSR Transaction"), which provides coverage on eligible NIW in 2021.

Under the 2021 QSR Transaction, we cede losses incurred and premiums on or after the effective date through December 31, 2032 for 2021 NIW, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2023, and bi-annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period.

The structure of the 2021 QSR Transaction is a 17.5% quota share on 2021 NIW, with an option to reduce the cede rate to either 14.5% or 12% effective July 1, 2022 or semiannually thereafter. Generally, under the 2021 QSR Transaction, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below 62%.

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

Table 9.3 provides a summary of our excess of loss reinsurance agreements as of December 31, 2019 and December 31, 2018.

MGIC Investment Corporation 2019 Form 10-K | 113

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Excess of Loss Reinsurance
Table 9.3
(In thousands)			As of December 31, 2019		As of December 31, 2018
Home Re Entity (Issue Date)	Policy Inforce Dates	Termination Option Date (1)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages
Home Re 2018-1 Ltd. (Oct. - 2018)	July 1, 2016 - December 31, 2017	October 25, 2025	$167,779	$260,957	$168,691	$318,636
Home Re 2019-1 Ltd. (May - 2019)	January 1, 2018 - March 31, 2019	May 25, 2026	185,636	271,021	—	—
Total			$353,415	$531,978	$168,691	$318,636

(1)	We have the right to terminate the excess-of-loss reinsurance agreements under certain circumstances and on any payment date on or after the respective termination option date.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the unpaid portion of the ILNs it issued to raise funds to collateralize its reinsurance obligations to us, and the investment income collected on the collateral assets. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in one-month LIBOR, (or the fallback reference rate, as applicable) and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at December 31, 2019, were not material to our consolidated balance sheet, and the change in fair values during the year ended December 31, 2019 were not material to our consolidated statements of operations. Total ceded premiums were $17.6 million and $2.8 million for the years ended December 31, 2019 and December 31, 2018, respectively.

At the time the Home Re Transactions were entered into, we concluded that each Home Re Entity is a variable interest entity (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make sufficient decisions relating to the entity’s operations through voting rights or do not substantively participate in gains and losses of the entity. Given that MGIC (1) does not have the unilateral power to direct the activities that most significantly affect each Home Re Entity’s economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits of each Home Re Entity, consolidation of neither Home Re Entity is required.

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of December 31, 2019, and December 31, 2018, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from either VIE under our reinsurance agreements. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreements. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance agreements. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance agreements and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance agreements should its claims not be paid. We consider our exposure to loss from our reinsurance agreements with the VIEs to be remote.

MGIC Investment Corporation 2019 Form 10-K | 114

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 9.4 presents the total assets of Home Re Entities as of December 31, 2019 and December 31, 2018.

Home Re Entities total assets
Table	9.4

(In thousands)
Home Re Entity		Total VIE Assets
December 31, 2019
Home Re 2018-01 Ltd.		$269,451
Home Re 2019-01 Ltd.		$283,150
December 31, 2018
Home Re 2018-1 Ltd.		$318,636

The reinsurance trust agreements provide that the trust assets may generally only be invested in certain money market funds that (i) invest at least 99.5% of their total assets in cash or direct U.S. federal government obligations, such as U.S. Treasury bills, as well as other short-term securities backed by the full faith and credit of the U.S. federal government or issued by an agency of the U.S. federal government, (ii) have a principal stability fund rating of “AAAm” by S&P or a money market fund rating of “Aaa-mf” by Moody’s as of the Closing Date and thereafter maintain any rating with either S&P or Moody’s, and (iii) are permitted investments under the applicable credit for reinsurance laws and applicable PMIERs credit for reinsurance requirements.

The assets of the Home Re Entities provide capital credit under the PMIERs financial requirements (see Note 1 - "Nature of Business"). A decline in the assets available to pay claims would reduce the capital credit available to MGIC.

MGIC Investment Corporation 2019 Form 10-K | 115

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10	Other Comprehensive Income (Loss)
The pretax components of our other comprehensive income (loss) and related income tax (expense) benefit for the years ended December 31, 2019, 2018 and 2017 are included in table 10.1 below.

Components of other comprehensive income (loss)
Table	10.1
(In thousands)		2019	2018	2017
Net unrealized investment gains (losses) arising during the year		$220,139	$(81,834)	$69,052
Income tax (expense) benefit		(46,229)	17,188	(21,505)
Net of taxes		173,910	(64,646)	47,547

Net changes in benefit plan assets and obligations		29,129	(19,958)	(8,983)
Income tax (expense) benefit		(6,117)	4,191	3,144
Net of taxes		23,012	(15,767)	(5,839)

Net changes in unrealized foreign currency translation adjustment		—	—	45
Income tax benefit (expense)		—	—	(14)
Net of taxes		—	—	31

Total other comprehensive income (loss)		249,268	(101,792)	60,114
Total income tax (expense) benefit, net		(52,346)	21,379	(18,375)
Total other comprehensive income (loss), net of tax		$196,922	$(80,413)	$41,739

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) ( "AOCI", "AOCL") to our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 are included in table 10.2 below.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
Table	10.2
(In thousands)		2019	2018	2017
Reclassification adjustment for net realized (losses) gains included in net income (1)		$3,637	$(7,037)	$(2,580)
Income tax (expense) benefit		(763)	1,477	903
Net of taxes		2,874	(5,560)	(1,677)

Reclassification adjustment related to benefit plan assets and obligations (2)		(8,097)	(2,232)	906
Income tax benefit (expense)		1,701	469	(317)
Net of taxes		(6,396)	(1,763)	589

Total reclassifications		(4,460)	(9,269)	(1,674)
Total income tax benefit, net		938	1,946	586
Total reclassifications, net of tax		$(3,522)	$(7,323)	$(1,088)

(1)	(Decreases) increases Net realized investment gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation 2019 Form 10-K | 116

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

A roll-forward of AOCI (AOCL) for the years ended December 31, 2019, 2018, and 2017, including amounts reclassified from AOCI (AOCL), is included in table 10.3 below.

Roll-forward of Accumulated Other Comprehensive Income (Loss)
Table	10.3
(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Net unrealized foreign currency translation	Total AOCL
Balance, December 31, 2016, net of tax		$(20,797)	$(54,272)	$(31)	$(75,100)
Other comprehensive income (loss) before reclassifications		45,870	(5,250)	31	40,651
Less: Amounts reclassified from AOCL		(1,677)	589	—	(1,088)
Less: Amounts reclassified for lower enacted corporate tax rate		(2,525)	12,947	—	10,422
Balance, December 31, 2017, net of tax		29,275	(73,058)	—	(43,783)
Cumulative effect of adopting the accounting standard update for financial instruments		(18)	—	—	(18)
Other comprehensive income (loss) before reclassifications		(70,206)	(17,530)	—	(87,736)
Less: Amounts reclassified from AOCL		(5,560)	(1,763)	—	(7,323)
Balance, December 31, 2018, net of tax		(35,389)	(88,825)	—	(124,214)
Other comprehensive income (loss) before reclassifications		176,784	16,616	—	193,400
Less: Amounts reclassified from AOCL		2,874	(6,396)	—	(3,522)
Balance, December 31, 2019, net of tax		$138,521	$(65,813)	$—	72,708

MGIC Investment Corporation 2019 Form 10-K | 117

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11	Benefit Plans
We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. We also offer both medical and dental benefits for retired domestic employees, their eligible spouses and dependents under a postretirement benefit plan. The following tables 11.1, 11.2, and 11.3 provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2019, 2018, and 2017 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets as of December 31, 2019 and 2018.

Components of net periodic benefit cost
Table	11.1
		Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2018	12/31/2017	12/31/2019	12/31/2018	12/31/2017
1. Company Service Cost		$8,345	$10,530	$9,556	$1,345	$1,160	$813
2. Interest Cost		15,705	15,095	15,475	1,130	834	706
3. Expected Return on Assets		(19,466)	(22,250)	(20,099)	(5,785)	(6,359)	(5,248)
4. Other Adjustments		—	—	—	—	—	—
Subtotal		4,584	3,375	4,932	(3,310)	(4,365)	(3,729)
5. Amortization of:
a. Net Transition Obligation/(Asset)		—	—	—	—	—	—
b. Net Prior Service Cost/(Credit)		(281)	(351)	(426)	(34)	(4,104)	(6,649)
c. Net Losses/(Gains)		8,412	6,937	6,169	—	(250)	—
Total Amortization		8,131	6,586	5,743	(34)	(4,354)	(6,649)
6. Net Periodic Benefit Cost		12,715	9,961	10,675	(3,344)	(8,719)	(10,378)
7. Cost of settlements		1,933	—	—	—	—	—
8. Total Expense for Year		$14,648	$9,961	$10,675	$(3,344)	$(8,719)	$(10,378)

Development of funded status
Table	11.2
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2018	12/31/2019	12/31/2018
Actuarial Value of Benefit Obligations
1. Measurement Date		12/31/2019	12/31/2018	12/31/2019	12/31/2018
2. Accumulated Benefit Obligation		$412,939	$375,562	$27,496	$28,085

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
1. Projected Benefit Obligation		$(413,350)	$(376,153)	$(27,496)	$(28,085)
2. Plan Assets at Fair Value		402,691	359,719	99,590	77,762
3. Funded Status - Overfunded/Asset		N/A	N/A	$72,094	$49,677
4. Funded Status - Underfunded/Liability		(10,659)	(16,434)	N/A	N/A

MGIC Investment Corporation 2019 Form 10-K | 118

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Accumulated other comprehensive (income) loss
Table	11.3
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2018	12/31/2019	12/31/2018
1. Net Actuarial (Gain)/Loss		$99,826	$110,321	$(18,005)	$939
2. Net Prior Service Cost/(Credit)		(1,237)	(1,513)	2,724	2,690
3. Net Transition Obligation/(Asset)		—	—	—	—
4. Total at Year End		$98,589	$108,808	$(15,281)	$3,629

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

Table 11.4 shows the changes in the projected benefit obligation for 2019 and 2018.

Change in projected benefit / accumulated benefit
Table	11.4
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2018	12/31/2019	12/31/2018
1. Benefit Obligation at Beginning of Year		$376,153	$417,770	$28,085	$24,716
2. Company Service Cost		8,345	10,530	1,345	1,160
3. Interest Cost		15,705	15,095	1,130	834
4. Plan Participants' Contributions		—	—	382	475
5. Net Actuarial (Gain)/Loss due to Assumption Changes		43,302	(36,132)	(1,215)	(1,209)
6. Net Actuarial (Gain)/Loss due to Plan Experience		3,811	2,487	(860)	(692)
7. Benefit Payments from Fund (1)		(30,829)	(32,674)	(826)	(1,077)
8. Benefit Payments Directly by Company		(3,105)	(908)	—	—
9. Plan Amendments		(5)	(15)	—	3,928
10. Other Adjustment		—	—	(545)	(50)
11. Settlement (Gain)/Loss		(27)	—	—	—
11. Benefit Obligation at End of Year		$413,350	$376,153	$27,496	$28,085

(1)	Includes lump sum payments of $18.5 million and $20.9 million in 2019 and 2018, respectively, from our pension plan to eligible participants, which were former employees with vested benefits.

The increase in our pension and supplemental executive retirement plans obligation in 2019 compared to 2018 was primarily due to a decrease in the discount rate used to calculate the obligation partially offset by benefits paid from the fund. Table 11.8 below includes the actuarial assumptions used to calculate the benefit obligations of our plans for 2019 and 2018.
MGIC Investment Corporation 2019 Form 10-K | 119

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Tables 11.5 and 11.6 shows the changes in the fair value of the net assets available for plan benefits, and changes in other comprehensive income (loss) during 2019 and 2018.

Change in plan assets
Table	11.5
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2018	12/31/2019	12/31/2018
1. Fair Value of Plan Assets at Beginning of Year		$359,719	$401,142	$77,762	$85,303
2. Company Contributions		10,205	10,908	—	—
3. Plan Participants' Contributions		—	—	382	475
4. Benefit Payments from Fund		(30,829)	(32,674)	(826)	(1,077)
5. Benefit Payments paid directly by Company		(3,105)	(908)	—	—
6. Actual Return on Assets		70,262	(19,583)	22,654	(6,464)
7. Other Adjustment		(3,561)	834	(382)	(475)
8. Fair Value of Plan Assets at End of Year		$402,691	$359,719	$99,590	$77,762

Change in accumulated other comprehensive income (loss) ("AOCI")
Table	11.6
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2018	12/31/2019	12/31/2018
1. AOCI in Prior Year		$108,808	$108,054	$3,629	$(15,576)
2. Increase/(Decrease) in AOCI
a. Recognized during year - Prior Service (Cost)/Credit		281	351	34	4,104
b. Recognized during year - Net Actuarial (Losses)/Gains		(8,412)	(6,937)	—	250
c. Occurring during year - Prior Service Cost		(5)	(15)	—	3,928
d. Occurring during year - Net Actuarial Losses/(Gains)		(150)	7,355	(18,944)	10,923
e. Occurring during year - Net Settlement Losses/(Gains)		(1,933)	—	—	—
3. AOCI in Current Year		$98,589	$108,808	$(15,281)	$3,629

Table 11.7 shows the amount of amortization on components of net periodic benefit costs expected to be recognized during the year ending December 31, 2020.

Amortization expected to be recognized during fiscal year ending
Table	11.7
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2019
1. Amortization of Net Transition Obligation/(Asset)		$—	$—
2. Amortization of Prior Service Cost/(Credit)		(248)	51
3. Amortization of Net Losses/(Gains)		6,534	(761)

MGIC Investment Corporation 2019 Form 10-K | 120

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

Actuarial assumptions
Table	11.8
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
		12/31/2019	12/31/2018	12/31/2019	12/31/2018
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate		3.45%	4.40%	3.20%	4.25%
2. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate		4.40%	3.75%	4.25%	3.55%
2. Expected Long-term Return on Plan Assets		5.75%	5.75%	7.50%	7.50%
3. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year		N/A	N/A	6.00%	6.25%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)		N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate		N/A	N/A	2024	2024

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

The year-end asset allocations of the plans are shown in table 11.9 below.

Plan assets
Table	11.9
		Pension Plan		Other Postretirement Benefits
		12/31/2019	12/31/2018	12/31/2019	12/31/2018
1. Equity Securities		23%	23%	100%	100%
2. Debt Securities		77%	77%	—%	—%
3. Total		100%	100%	100%	100%

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value of our benefit plan assets:

è	Level 1
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

MGIC Investment Corporation 2019 Form 10-K | 121

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

Tables 11.10a and 11.10b set forth by level, within the fair value hierarchy, the pension plan assets and related accrued investment income at fair value as of December 31, 2019 and 2018. There were no securities that used Level 3 inputs.

Pension plan assets at fair value as of December 31, 2019
Table	11.10a
(In thousands)		Level 1	Level 2	Total
Domestic Mutual Funds		$7,325	$—	$7,325
Corporate Bonds		—	203,684	203,684
U.S. Government Securities		32,166	2,511	34,677
Municipal Bonds		—	38,998	38,998
Foreign Bonds		—	34,024	34,024
ETFs		—	—	—
Pooled Equity Accounts		—	83,983	83,983
Total Assets at fair value		$39,491	$363,200	$402,691

Pension plan assets at fair value as of December 31, 2018
Table	11.10b
(In thousands)		Level 1	Level 2	Total
Domestic Mutual Funds		$13,744	$—	$13,744
Corporate Bonds		—	181,363	181,363
U.S. Government Securities		19,904	1,324	21,228
Municipal Bonds		—	43,424	43,424
Foreign Bonds		—	30,113	30,113
ETFs		5,241	—	5,241
Pooled Equity Accounts		—	64,606	64,606
Total Assets at fair value		$38,889	$320,830	$359,719

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

MGIC Investment Corporation 2019 Form 10-K | 122

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

Tables 11.11a and 11.11b set forth the other postretirement benefits plan assets at fair value as of December 31, 2019 and 2018. All are Level 1 assets.

Other postretirement benefits plan assets at fair value as of December 31, 2019
Table	11.11a
(In thousands)		Level 1	Total
Domestic Mutual Funds		$77,640	$77,640
International Mutual Funds		21,950	21,950
Total Assets at fair value		$99,590	$99,590

Other postretirement benefits plan assets at fair value as of December 31, 2018
Table	11.11b
(In thousands)		Level 1	Total
Domestic Mutual Funds		$60,405	$60,405
International Mutual Funds		17,357	17,357
Total Assets at fair value		$77,762	$77,762

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

Investment in international mutual funds is limited to a maximum of 30% of the equity range. The allocation as of December 31, 2019 included 3% that was primarily invested in equity securities of emerging market countries and another 19% was invested in securities of companies primarily based in Europe and the Pacific Basin.

Tables 11.12 and 11.13 show the current and estimated future contributions and benefit payments.

Company contributions
Table	11.12
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2019
Company Contributions for the Year Ending:
1. Current		$10,205	$—
2. Current + 1		12,350	—

MGIC Investment Corporation 2019 Form 10-K | 123

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Benefits payments - total
Table	11.13
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2019	12/31/2019
Actual Benefit Payments for the Year Ending:
1. Current		$33,934	$989
Expected Benefit Payments for the Year Ending:
2. Current + 1		34,943	1,600
3. Current + 2		31,008	1,847
4. Current + 3		30,981	2,087
5. Current + 4		31,175	2,254
6. Current + 5		30,547	2,367
7. Current + 6 - 10		141,768	11,874

HEALTH CARE SENSITIVITIES
Assumed health care cost trend rates have a significant effect on the amounts reported for the other postretirement benefits plan. A one percentage point change in the health care trend rate assumption would have the following effects on other postretirement benefits:

Health care trend rate assumption
Table	11.14
(In thousands)		1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components		$380	$(328)
Effect on postretirement benefit obligation		2,528	(2,239)

PROFIT SHARING AND 401(K)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a contribution to the plan of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees of 100% up to the first 4% contributed. We recognized expenses related to these plans of $7.4 million, $6.0 million and $6.0 million in 2019, 2018 and 2017, respectively.

NOTE 12	Income Taxes
Net deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

Deferred tax assets and liabilities
Table	12.1
(In thousands)		2019	2018
Total deferred tax assets		$63,533	$83,082
Total deferred tax liabilities		(57,791)	(13,898)
Net deferred tax asset		$5,742	$69,184

Table 12.2 includes the components of the net deferred tax asset as of December 31, 2019 and 2018.

Deferred tax components
Table	12.2
(In thousands)		2019	2018
Unearned premium reserves		$30,487	$31,808
Benefit plans		(10,790)	(5,047)
Loss reserves		2,175	3,113
Unrealized (appreciation) depreciation in investments		(36,822)	9,407
Mortgage investments		8,359	8,307
Deferred compensation		9,270	8,662
AMT credit carryforward		8,303	17,521
Other, net		(5,240)	(4,587)
Net deferred tax asset		$5,742	$69,184

We used the remaining balance of our Federal net operating loss carryforward to offset taxable income during 2018. We believe that all gross deferred tax assets at December 31, 2018 and 2019 are fully realizable and no valuation allowance has been established.

Table 12.3 summarizes the components of the provision for (benefit from) income taxes:

Provision for (benefit from) income taxes
Table	12.3
(In thousands)		2019	2018	2017
Current Federal		$162,911	$(16,272)	$73,348
Deferred Federal		11,860	185,598	351,677
Other		(557)	4,727	3,710
Provision for income taxes		$174,214	$174,053	$428,735

Our income tax expense for 2017 reflects the remeasurement of our net deferred tax assets to reflect the lower corporate tax rate of 21% under the Tax Act. As a result of the lower tax rate, we recorded a decrease to our net deferred tax assets of $133 million with a corresponding increase to our deferred income tax expense for the year ended December 31, 2017.

MGIC Investment Corporation 2019 Form 10-K | 124

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Current federal income tax payments were $158.3 million, $12.2 million, and $22.0 million in 2019, 2018 and 2017, respectively. At December 31, 2019 we owned $176.0 million of tax and loss bonds.

Table 12.6 reconciles the federal statutory income tax rate to our effective tax provision rate.

Effective tax rate reconciliation
Table	12.6
		2019	2018	2017
Federal statutory income tax rate		21.0%	21.0%	35.0%
Additional income tax provision (benefit) related to the rate decrease included in the Tax Act		—%	—%	17.0%
Additional income tax provision (benefit) related to IRS litigation		—%	(0.3)%	3.7%
Tax exempt municipal bond interest		(0.6)%	(0.7)%	(1.4)%
Other, net		0.1%	0.6%	0.4%
Effective tax rate		20.5%	20.6%	54.7%

As previously disclosed, the Internal Revenue Service ("IRS") completed examinations of our federal income tax returns for the years 2000 through 2007 and issued proposed assessments for taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits ("REMICs").

In 2018, we finalized an agreement with the IRS to settle all issues in the examinations and related U.S. Tax Court case. As a result of our settlement, we made federal tax and interest payments of $14.8 million during 2018. We also made state tax and interest payments of $36.8 million during 2018. The impact of the agreed upon settlement was previously reflected in our consolidated statements of operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown in table 12.7.

Unrecognized tax benefits reconciliation
Table	12.7
(In thousands)		2018	2017
Balance at beginning of year		$142,821	$108,245
Additions for tax positions of prior years		—	35,003
Reductions for tax positions of prior years		(3,070)	(427)
Settlements		(139,751)	—
Balance at end of year		$—	$142,821

We have no unrecognized tax benefits at December 31, 2018 and December 31, 2019. We have not recorded any uncertain tax positions during 2019. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2015.

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

MGIC Investment Corporation 2019 Form 10-K | 125

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

SHARE REPURCHASE PROGRAM
During 2019 we repurchased approximately 8.7 million shares of our common stock at a weighted average cost per share of $13.13, which included commissions. We may repurchase an additional $111 million of our common stock through the end of 2020 under share repurchase programs approved by our Board of Directors in 2019. We received authorization in the first quarter of 2020 to repurchase an additional $300 million of our common stock through the end of 2021.

During 2018, we repurchased approximately 16.0 million shares of our common stock at a weighted average cost per share of $10.95, which included commissions. As of December 31, 2018, the authorized share repurchase program had approximately $25 million remaining.

Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Cash dividends
In September 2019 and November 2019, we paid a quarterly cash dividend of $0.06 per share to shareholders which totaled $42 million. On January 28, 2020, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.06 per share payable on February 28, 2020, to shareholders of record at the close of business on February 11, 2020.

2017 CAPITAL TRANSACTIONS
2% Notes
In 2017, holders of approximately $202.5 million of the outstanding principal amount of our 2% Notes exercised their rights to convert their notes into shares of our common stock resulting in the delivery of approximately 29.1 million shares of our common stock to the holders. The transactions included the delivery of approximately 18.7 million from our treasury stock and an additional 10.4 million of newly issued shares. Shareholders' equity was increased by the carrying value of the notes at the time of conversion.

NOTE 14	Statutory Information
STATUTORY ACCOUNTING PRINCIPLES
The statutory financial statements of our insurance companies are presented on the basis of accounting principles prescribed, or practices permitted, by the Office of the Commissioner of Insurance of the State of Wisconsin (the "OCI"), which has adopted the National Association of Insurance Commissioners ("NAIC") Statements of Statutory Accounting Principles ("SSAP") as the basis of its statutory accounting principles. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of net unrealized holding gains or losses in shareholders' equity relating to fixed income securities, and the inclusion of statutory non-admitted assets.

In addition to the typical adjustments from statutory to GAAP, mortgage insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned under SSAP and principles prescribed by the OCI, and such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For the year ended 2019, MGIC's losses incurred were 12% of net premiums earned. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact the GAAP statements of operations.

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

Statutory financial information of holding company and insurance subsidiaries
Table	14.1
		As of and for the Years Ended December 31,
(In thousands)		2019	2018	2017
Statutory net income		$305,857	$375,484	$310,776
Statutory policyholders' surplus		1,619,069	1,683,058	1,622,115
Contingency reserve		3,021,055	2,442,996	1,896,701

MGIC Investment Corporation 2019 Form 10-K | 126

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017 there were no surplus contributions made to MGIC or distributions from other insurance subsidiaries to us. Dividends paid by MGIC are shown in table 14.2 below.

Surplus contributions and dividends of insurance subsidiaries
Table	14.2
		Years Ended December 31,
(In thousands)		2019	2018	2017
Dividends paid by MGIC to the parent company		$280,000	220,000	140,000

STATUTORY CAPITAL REQUIREMENTS
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position ("MPP"). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve, and a portion of the reserves for unearned premiums.

At December 31, 2019, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements and its policyholder position was $3.0 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our QSR Transactions and Home Re Transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance agreements, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At December 31, 2019, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.6 to 1. In the first quarter of 2020, we received the appropriate approvals for MGIC to pay our holding company a special dividend of $320 million. The $320 million special dividend will reduce the statutory policyholder's position of MGIC, which will result in an increase to the risk-to-capital.
The NAIC has previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk and minimum capital floors. Currently we believe that the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.

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

DIVIDEND RESTRICTIONS
In 2019, MGIC paid a total of $280 million in dividends to our holding company. We received the appropriate approvals for MGIC to pay our holding company, in the first quarter of 2020, a special dividend of $320 million and a quarterly dividend of $70 million. We expect MGIC to continue to pay dividends of at least $280 million per year.

MGIC Investment Corporation 2019 Form 10-K | 127

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. Before making any dividend payments in 2020, we will notify the OCI to ensure it does not object.

The OCI recognizes only statutory accounting principles prescribed, or practices permitted, by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is reduced. For the year ended December 31, 2019, MGIC’s increase in contingency reserves was $556 million and statutory net income was $273 million. As of December 31, 2019, MGIC's statutory policyholders' surplus was $1,619 million.

NOTE 15	Share-based Compensation Plans
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period.  Awards under our plans generally vest over periods ranging from one to three years.

We have an omnibus incentive plan that was adopted on April 23, 2015. The purpose of the 2015 plan is to motivate and incentive performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. The maximum number of shares of stock that can be awarded under the 2015 plan is 10.0 million. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. The 2015 plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after April 23, 2025 under the 2015 plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. At December 31, 2019,

3.4 million shares were available for future grant under the 2015 plan.

The compensation cost that has been charged against income for share-based plans was $18.9 million, $20.9 million, and $14.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The related income tax benefit recognized for share-based plans was $2.7 million, $3.0 million, and $5.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Table 15.1 summarizes restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2019.

Restricted stock
Table	15.1
		Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2018		$12.27	3,583,506
Granted		11.92	2,002,500
Vested		9.37	(1,067,890)
Forfeited		13.67	(367,722)
Restricted stock outstanding at December 31, 2019		$12.81	4,150,394

At December 31, 2019, the 4.2 million shares of restricted stock outstanding consisted of 3.2 million shares that are subject to performance conditions (“performance shares”) and 1.0 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2018 and 2017 was $15.69 and $10.41, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant or previous trading day if the Exchange is closed on the date of grant. The total fair value of restricted stock vested during 2019, 2018 and 2017 was $13.7 million, $19.1 million, and $15.3 million, respectively.

As of December 31, 2019, there was $30.7 million of total unrecognized compensation cost related to non-vested share-based compensation agreements granted under the plans. Of this total, $20.2 million of unrecognized compensation costs relate to performance shares and $10.5 million relates to time vested shares. A portion of the unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance and service conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.8 years.

MGIC Investment Corporation 2019 Form 10-K | 128

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 16	Leases
We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next four years. Generally, rental payments are fixed.

Table 16.1 shows minimum the future operating lease payments as of December 31, 2019.

Minimum future operating lease payments
Table	16.1
(In thousands)		Amount
2020		$1,204
2021		588
2022		380
2023		83
2024 and thereafter		—
Total		$2,255

Table 16.2 shows minimum the future operating lease payments as of December 31, 2018.

Minimum future operating lease payments
Table	16.2
(In thousands)		Amount
2019		$1,406
2020		1,069
2021		371
2022		161
2023 and thereafter		—
Total		$3,007

Total lease expense under operating leases was $2.1 million in 2019, $1.9 million in 2018, and $2.0 million in 2017.

NOTE 17	Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2019 and 2018 , curtailments reduced our average claim paid by approximately 5.0% and 5.8%, respectively.

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

Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. In the fourth quarter of 2019, the agreement for which we had recorded a probable loss of $23.5 million, received necessary GSE approvals. There was no additional loss recognized as a result of entering into the agreement, as the settlement amount was consistent with our original estimate of the probable loss. We are currently involved in discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when all of these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $46 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

Mortgage insurers, including MGIC, have in the past been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act ("RESPA") and the notice provisions of the Fair Credit Reporting Act ("FCRA"). While these proceedings in the aggregate did not result in material liability for MGIC, there can be no assurance that the outcome of future proceedings, if any, under these laws would not have a material adverse

MGIC Investment Corporation 2019 Form 10-K | 129

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

effect on us. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act (“EOCA”), FCRA, and other laws. Under ECOA, examination may also be made of whether a mortgage insurer’s underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The related contract underwriting remedy expense for each of the years ended December 31, 2019, 2018, and 2017, was immaterial to our consolidated financial statements.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or consolidated results of operations.

MGIC Investment Corporation 2019 Form 10-K | 130

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 18	Unaudited Quarterly Financial Data

Unaudited quarterly financial data - current year:
Table:	18.1a
2019:		Quarter				Full
(In thousands, except per share data)		First	Second	Third	Fourth	Year
Net premiums earned		$249,762	$247,102	$267,857	$266,267	$1,030,988
Investment income, net of expenses		40,585	42,423	42,715	41,322	167,045
Realized (losses) gains		(526)	307	4,205	1,320	5,306
Other revenue		1,830	2,485	3,606	2,717	10,638
Loss incurred, net		39,064	21,836	33,985	23,690	118,575
Underwriting and other expenses, net		61,650	59,270	61,278	65,227	247,425
Provision for income tax		38,996	43,433	46,186	45,599	174,214
Net income		151,941	167,778	176,934	177,110	673,763
Income per share (a) (b):
Basic		0.43	0.47	0.50	0.51	1.91
Diluted		0.42	0.46	0.49	0.49	1.85

Unaudited quarterly financial statements - prior year:
Table:	18.1b
2018:		Quarter				Full
(In thousands, except per share data)		First	Second	Third	Fourth	Year
Net premiums earned		$232,107	$246,964	$250,426	$245,665	$975,162
Investment income, net of expenses		32,121	34,502	36,380	38,328	141,331
Realized gains (losses)		(329)	(1,897)	1,114	(241)	(1,353)
Other revenue		1,871	2,431	2,525	1,881	8,708
Loss incurred, net		23,850	(13,455)	(1,518)	27,685	36,562
Underwriting and other expenses, net		61,895	57,933	60,069	63,239	243,136
Provision for income tax		36,388	50,708	49,994	36,963	174,053
Net income		143,637	186,814	181,900	157,746	670,097
Income per share (a) (b):
Basic		0.39	0.51	0.50	0.44	1.83
Diluted		0.38	0.49	0.49	0.43	1.78

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

(b)
In periods where convertible debt instruments are dilutive to earnings per share the “if-converted” method of computing diluted EPS requires an interest expense adjustment, net of tax, to net income available to shareholders. See Note 4 – “Earnings Per Share” for further discussion on our calculation of diluted EPS.

MGIC Investment Corporation 2019 Form 10-K | 131

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
MGIC Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MGIC Investment Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of loss reserves
As described in Notes 3 and 8 to the consolidated financial statements, the Company establishes reserves to recognize the estimated liability for losses related to reported defaults on insured mortgage loans. As of December 31, 2019, the Company’s recorded loss reserves were $555 million. A significant portion of total loss reserves relate to primary case reserves established for the Company’s primary insurance business. Case reserves are established by estimating the number of loans in the inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our case reserve estimates are established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between default and claim filing; and curtailments and rescissions.
The principal considerations for our determination that performing procedures relating to the valuation of loss reserves is a critical audit matter are (i) there was significant judgment by management when developing their estimate, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to loss reserves; (ii) there was significant auditor effort and judgment in evaluating the audit evidence relating to the significant assumptions, including the claim rate and claim severity; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of loss reserves, including controls over the development of significant assumptions, including the claim rate and claim severity. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of loss reserves using historical experience and comparing this independent estimate to management’s recorded loss reserves to evaluate the reasonableness of the recorded loss reserves. Developing the independent estimate involved testing the completeness, accuracy, and relevance of data provided by management and independently developing assumptions, including the claim rate and claim severity.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 21, 2020

We have served as the Company’s auditor since 1985.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2019, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL DURING THE FOURTH QUARTER
As of October 1, 2019, we implemented a new financial management system, by transitioning certain of our operations, including the general ledger, to the new system. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new financial management system. There are no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

MGIC Investment Corporation 2019 Form 10-K | 134

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information (other than on the executive officers) will be included in our Proxy Statement for the 2020 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2019. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

Item 11. Executive Compensation
This information will be included in our Proxy Statement for the 2020 Annual Meeting of Shareholders and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2019. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2020 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2019. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

The table below sets forth certain information, as of December 31, 2019, about the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

		Equity compensation plans approved by security holders
(a)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	4,141,661
(b)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	—
(c)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Row (a)) (2)	3,439,836

(1)
Includes 4,115,792 restricted stock units (RSUs) granted under our 2015 Omnibus Incentive Plan (the “2015 Plan”) for which shares will be issued if certain criteria are met. Of the RSUs granted under the 2015 Plan, 3,143,457 are subject to performance conditions and the remaining RSUs are subject to service conditions. Also includes 25,869 vested RSUs granted under our 2002 Stock Incentive Plan for which shares will be issued in the future.

(2)	Reflects shares available for granting. All of these shares are available under our 2015 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, this information will be included in our Proxy Statement for the 2020 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2019. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2019 Form 10-K | 135

Item 14. Principal Accountant Fees and Services
This information will be included in our Proxy Statement for the 2020 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2019. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2019 Form 10-K | 136

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2019 and 2018
Consolidated statements of operations for each of the three years in the period ended December 31, 2019
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2019
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2019
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2019
Notes to consolidated financial statements
Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Page
Schedule I - Summary of investments, other than investments in related parties at December 31, 2019	142
Schedule II - Condensed financial information of Registrant
Condensed balance sheets at December 31, 2019 and 2018	143
Condensed statements of operations for each of the three years in the period ended December 31, 2019	144
Condensed statements of cash flows for each of the three years in the period ended December 31, 2019	145
Supplementary notes to parent company financial statements	146
Schedule IV – Reinsurance for each of the three years in the period ended December 31, 2019	147

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

MGIC Investment Corporation 2019 Form 10-K | 137

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	August 8, 2013
3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	July 28, 2017
4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	August 8, 2013
4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	July 28, 2017
4.3	Description of Registrant's Securities †
4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee. [File 001-10816]	8-K	4.1	October 19, 2000
4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation. [File 001‑10816]	10-Q	4.6	May 12, 2008
4.8	Third Supplemental Indenture, dated as of August 5, 2016, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	August 5, 2016
4.9	Amended and Restated Rights Agreement, dated as of April 26, 2018, between MGIC Investment Corporation and American Stock Transfer & Trust Company, LLC (as successor to Equiniti Trust Company), which includes as Exhibit A thereto the Form of Right Certificate, as Exhibit B thereto the Summary of Rights to Purchase Common Shares, and as Exhibit C thereto the Form of Representation and Request Letter.	8-A12B/A	4.1	April 27, 2018

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005
10.2.18	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2017). *	10-K	10.2.18	February 23, 2018
10.2.19	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2017). *	10-K	10.2.19	February 23, 2018

MGIC Investment Corporation 2019 Form 10-K | 138

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.2.20	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2018).*	10-K	10.2.20	February 22, 2019
10.2.21	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2018).*	10-K	10.2.21	February 22, 2019
10.2.22	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2019).* †
10.2.23	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted July 2019).* †
10.3	MGIC Investment Corporation 1991 Stock Incentive Plan. [File 001‑10816] *	10-K	10.7	March 29, 2000
10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K	10.3.1	March 1, 2011
10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan *	DEF 14A	App. A	March 24, 2015
10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan. [File 001‑10816] *	10-K	10.10	March 29, 2000
10.6	Executive Bonus Plan. * †
10.7	Supplemental Executive Retirement Plan. *	8-K	10.7	January 29, 2014
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K	10.8	February 27, 2015
10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. [File 001‑10816] *	10-K	10.24	March 25, 1994
10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.*	10-Q	10.27 and 10.28	August 12, 1994
10.11.1	Form of Key Executive Employment and Severance Agreement. *	10-K	10.11.1	February 27, 2015
10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement. *	10-K	10.11.2	February 27, 2015
10.11.3	Form of Key Executive Employment and Severance Agreement (Adopted July 2018) *	10-K	10.11.3	February 22, 2019
10.11.4	Form of Incorporated Terms to Key Executive Employment and Severance Agreement (Adopted July 2018). *	10-K	10.11.4	February 22, 2019
10.12	Form of Agreement Not to Compete. * †
10.18	Separation Agreement between Stephen Mackey and Mortgage Guaranty Insurance Corporation dated as of May 14, 2019 *	10-Q	10.18	August 5, 2019
21	Direct and Indirect Subsidiaries. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††
99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009
99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009
99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012
99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014
99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.3	May 7, 2015

MGIC Investment Corporation 2019 Form 10-K | 139

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation.	10-K	10.2.15	February 26, 2016
99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto	10-Q	99.27	May 5, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes a management contract or compensatory plan.
**
Certain portions of this Exhibit are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.

†	Filed herewith.
††	Furnished herewith.

Item 16. Form 10-K Summary
Not applicable.

MGIC Investment Corporation 2019 Form 10-K | 140

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2020.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Timothy J. Mattke	/s/ Jay C. Hartzell
Timothy J. Mattke	Jay C. Hartzell, Director
Chief Executive Officer and Director

/s/ Timothy A. Holt
/s/ Nathan H. Colson	Timothy A. Holt, Director
Nathan H. Colson
Executive Vice President and
Chief Financial Officer	/s/ Kenneth M. Jastrow, II
(Principal Financial Officer)	Kenneth M. Jastrow, II, Director

/s/ Julie K. Sperber	/s/ Jodeen A. Kozlak
Julie K. Sperber	Jodeen A. Kozlak, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Michael E. Lehman
Michael E. Lehman, Director

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni, Director	/s/ Melissa B. Lora
Melissa B. Lora, Director

/s/ Cassandra C. Carr
Cassandra C. Carr, Director	/s/ Gary A. Poliner
Gary A. Poliner, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director	/s/ Sheryl L. Sculley
Sheryl L. Sculley, Director

/s/ Curt S. Culver
Curt S. Culver, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

MGIC Investment Corporation 2019 Form 10-K | 141

MGIC INVESTMENT CORPORATION

SCHEDULE I — Summary of investments - Other than investments in related parties - December 31, 2019
(In thousands) Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed income:
Bonds:
United States Government and government agencies and authorities	$195,176	$196,203	$196,203
States, municipalities and political subdivisions	1,555,394	1,653,865	1,653,865
Public utilities	270,675	278,991	278,991
Asset-backed securities	227,376	229,664	229,664
Collateralized loan obligations	327,076	325,466	325,466
Mortgage-backed	545,618	547,572	547,572
All other corporate bonds	2,441,235	2,506,131	2,506,131
Total fixed income	5,562,550	5,737,892	5,737,892

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	17,188	17,328	17,328
Total equity securities	17,188	17,328	17,328

Total investments	$5,579,738	$5,755,220	$5,755,220

MGIC Investment Corporation 2019 Form 10-K | 142

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Balance Sheets Parent Company Only
	December 31,
(In thousands)	2019	2018
ASSETS
Fixed income, available-for-sale, at fair value (amortized cost, 2019 – $287,489; 2018 – $203,743)	$288,362	$201,507
Cash and cash equivalents	36,621	46,502
Investment in subsidiaries, at equity in net assets	4,611,356	3,981,970
Accounts receivable - affiliates	2,129	1,396
Income taxes - current and deferred	196,978	186,561
Accrued investment income	2,498	2,020
Other assets	81	740
Total assets	$5,138,025	$4,420,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$420,867	$419,713
Convertible junior subordinated debentures	389,522	389,522
Accrued interest	17,928	17,930
Other liabilities	474	11,640
Total liabilities	828,791	838,805

Shareholders’ equity:
Common stock, (one dollar par value, shares authorized 1,000,000; shares issued 2019 – 371,353; 2018 – 371,353; outstanding 2019 – 347,308; 2018 – 355,371)	371,353	371,353
Paid-in capital	1,869,719	1,862,536
Treasury stock (shares at cost 2019 – 24,045; 2018 – 15,982)	(283,196)	(175,059)
Accumulated other comprehensive income (loss), net of tax	72,708	(124,214)
Retained earnings	2,278,650	1,647,275
Total shareholders’ equity	4,309,234	3,581,891
Total liabilities and shareholders’ equity	$5,138,025	$4,420,696
See accompanying supplementary notes to Parent Company condensed financial statements.
MGIC Investment Corporation 2019 Form 10-K | 143

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Operations Parent Company Only
	Years Ended December 31,
(In thousands)	2019	2018	2017
Revenues:
Investment income, net of expenses	$7,695	$4,685	$3,177
Net realized investment (losses) gains	(311)	(532)	(13)
Total revenues	7,384	4,153	3,164

Expenses:
Operating expenses	793	637	642
Interest expense	61,593	61,930	65,972
Loss on debt extinguishment	—	—	65
Total expenses	62,386	62,567	66,679
Loss before tax	(55,002)	(58,414)	(63,515)
(Benefit from) provision for income taxes	(12,263)	(13,517)	95,517
Equity in net income of subsidiaries	716,502	714,994	514,793
Net income	673,763	670,097	355,761
Other comprehensive income (loss), net of tax	196,922	(80,413)	41,739
Comprehensive income	$870,685	$589,684	$397,500
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2019 Form 10-K | 144

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only
	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$673,763	$670,097	$355,761
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(716,502)	(714,994)	(514,793)
Dividends received from subsidiaries	154,413	199,692	110,145
Deferred tax (benefit) expense	(10,416)	(11,756)	96,741
Loss on debt extinguishment	—	—	65
Other	21,104	24,303	18,716
Change in certain assets and liabilities:
Accounts receivable - affiliates	(735)	18	(634)
Income taxes receivable	1	17,859	297
Accrued investment income	(478)	112	(192)
Accrued interest	(2)	(4)	(2,819)
Net cash provided by operating activities	121,148	185,327	63,287
Cash flows from investing activities:
Purchases of investments	(117,663)	(83,003)	(97,091)
Proceeds from sales of investments	160,040	93,481	176,960
Net cash provided by investing activities	42,377	10,478	79,869
Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	150,000
Repayment of revolving credit facility	—	—	(150,000)
Repurchase of convertible senior notes	—	—	(150,124)
Repurchase of common stock	(125,766)	(163,419)	—
Dividends paid	(41,914)	—	—
Payment of debt issuance costs	—	—	(1,630)
Payment of withholding taxes related to share-based compensation net share settlement	(5,726)	(8,131)	(6,821)
Net cash used in financing activities	(173,406)	(171,550)	(158,575)
Net (decrease) increase in cash and cash equivalents	(9,881)	24,255	(15,419)
Cash and cash equivalents at beginning of year	46,502	22,247	37,666
Cash and cash equivalents at end of year	$36,621	$46,502	$22,247
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2019 Form 10-K | 145

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

The payment of dividends from our insurance subsidiaries is the principal source of cash inflow for MGIC Investment Corporation, our holding company, other than investment income and raising capital in the public markets. The payment of dividends by our insurance subsidiaries is restricted by insurance regulation as discussed above. MGIC is the principal source of dividend-paying capacity and paid a total of $280 million, $220 million and $140 million in dividends in cash and fixed income securities to our holding company during 2019, 2018 and 2017, respectively. In January 2020, we received the appropriate approvals for MGIC to pay our holding company, in the first quarter of 2020, a special dividend of $320 million and a quarterly dividend of $70 million. We expect MGIC to continue to pay quarterly dividends totaling at least $280 million per year. No contributions were made to our insurance subsidiaries in 2019, 2018 or 2017.

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

MGIC Investment Corporation 2019 Form 10-K | 146

MGIC INVESTMENT CORPORATION

SCHEDULE IV — Reinsurance Mortgage Insurance Premiums Earned Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2019	$1,155,240	$129,337	$5,085	$1,030,988	0.5%
2018	1,084,748	111,391	1,805	975,162	0.2%
2017	1,059,973	125,735	509	934,747	0.1%

MGIC Investment Corporation 2019 Form 10-K | 147