Form 10-Q
period 2020-03-31
MGIC INVESTMENT CORP
filed 2020-05-07
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2020, there were 338,567,022 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q1 2020 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

MGIC Investment Corporation - Q1 2020 | 3

Glossary of terms and acronyms
/ A
ARMs
Adjustable rate mortgages

ABS
Asset-backed securities

ASC
Accounting Standards Codification

Available Assets
Assets, as designated under the PMIERs, that are readily available to pay claims, and include the most liquid investments

/ B
Book or book year
A group of loans insured in a particular calendar year

BPMI
Borrower-paid mortgage insurance

/ C
CARES Act
The Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020

CECL
Current expected credit losses

CFPB
Consumer Financial Protection Bureau

CLO
Collateralized loan obligations

CMBS
Commercial mortgage-backed securities

COVID-19 Pandemic
An outbreak of the novel coronavirus disease, later named COVID-19, that has spread globally, causing significant adverse effects on populations and economies. The outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency in the United States in March 2020.

CRT
Credit risk transfer. The transfer of a portion of mortgage credit risk to the private sector through different forms of transactions and structures

/ D
DAC
Deferred insurance policy acquisition costs

Debt-to-income (“DTI”) ratio
The ratio, expressed as a percentage, of a borrower’s total debt payments to gross income

Direct
Direct means before giving effect to reinsurance

/ E
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

HARP
Home Affordable Refinance Program

Home Re Transactions
Excess-of-loss reinsurance transactions with unaffiliated special purpose insurers domiciled in Bermuda

MGIC Investment Corporation - Q1 2020 | 4

HOPA
Homeowners Protection Act

HUD
Housing and Urban Development

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

MGIC
Mortgage Guaranty Insurance Corporation, a subsidiary of MGIC Investment Corporation

MAC
MGIC Assurance Corporation, a subsidiary of MGIC

Minimum Required Assets
The minimum amount of Available Assets that must be held under the PMIERs which is based on an insurer’s book of IIF and is calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor of $400 million.

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

MGIC Investment Corporation - Q1 2020 | 5

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
QSR Transaction
Quota share reinsurance transaction with a group of unaffiliated reinsurers

QM
A mortgage loan that satisfies the “qualified mortgage” loan characteristics pursuant to the Consumer Financial Protection Bureau’s ability-to-repay under the Truth in Lending Act. Originating a QM loan may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay.

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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q1 2020 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	Note	March 31, 2020	December 31, 2019
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2020 - $5,375,382; 2019 - $5,562,550)		$5,458,846	$5,737,892
Equity securities, at fair value (cost 2020 - $29,559; 2019 - $17,188)	2 / 7 / 8	28,892	17,328
Other invested assets, at cost	2 / 7 / 8	3,100	3,100
Total investment portfolio		5,490,838	5,758,320
Cash and cash equivalents		365,303	161,847
Restricted cash and cash equivalents		4,223	7,209
Accrued investment income		46,942	49,705
Reinsurance recoverable on loss reserves	2/4	25,756	21,641
Reinsurance recoverable on paid losses	2	1,691	1,521
Premiums receivable	2	53,440	55,587
Home office and equipment, net		49,010	50,121
Deferred insurance policy acquisition costs		19,514	18,531
Deferred income taxes, net		8,867	5,742
Other assets		89,703	99,347
Total assets		$6,155,287	$6,229,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$574,753	$555,334
Unearned premiums		365,408	380,302
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	421,155	420,867
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		140,271	151,962
Total liabilities		1,913,459	1,920,337
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2020 - 371,353; 2019 - 371,353; shares outstanding 2020 - 338,567; 2019 - 347,308)		371,353	371,353
Paid-in capital		1,855,371	1,869,719
Treasury stock at cost (shares 2020 - 32,786; 2019 - 24,045)		(393,425)	(283,196)
Accumulated other comprehensive income, net of tax		1,224	72,708
Retained earnings		2,407,305	2,278,650
Total shareholders’ equity		4,241,828	4,309,234
Total liabilities and shareholders’ equity		$6,155,287	$6,229,571
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2020 | 7

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2020	2019
Revenues:
Premiums written:
Direct		$274,724	$273,897
Assumed		2,859	1,107
Ceded	4	(31,576)	(30,723)
Net premiums written		246,007	244,281
Decrease in unearned premiums, net		14,894	5,480
Net premiums earned		260,901	249,761
Investment income, net of expenses		41,347	40,585
Net realized investment gains (losses)	7	1,891	(526)
Other revenue		2,754	1,830
Total revenues		306,893	291,650

Losses and expenses:
Losses incurred, net	11	60,956	39,063
Amortization of deferred policy acquisition costs		2,510	2,478
Other underwriting and operating expenses, net		42,262	45,940
Interest expense		12,926	13,233
Total losses and expenses		118,654	100,714
Income before tax		188,239	190,936
Provision for income taxes		38,434	38,995
Net income		$149,805	$151,941

Earnings per share:
Basic	6	$0.44	$0.43
Diluted	6	$0.42	$0.42

Weighted average common shares outstanding - basic	6	344,053	355,653
Weighted average common shares outstanding - diluted	6	365,216	376,667

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2020 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2020	2019
Net income		$149,805	$151,941
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	(72,585)	81,071
Benefit plan adjustments		1,101	1,650
Other comprehensive (loss) income, net of tax		(71,484)	82,721
Comprehensive income		$78,321	$234,662

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2020 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2020	2019
Common stock
Balance, beginning and end of period		$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,869,719	1,862,536
Reissuance of treasury stock, net under share-based compensation plans		(18,667)	(11,582)
Equity compensation		4,319	5,282
Balance, end of period		1,855,371	1,856,236

Treasury stock
Balance, beginning of period		(283,196)	(175,059)
Reissuance of treasury stock, net under share-based compensation plans		9,768	5,930
Repurchase of common stock	12	(119,997)	—
Balance, end of period		(393,425)	(169,129)

Accumulated other comprehensive income (loss)
Balance, beginning of period		72,708	(124,214)
Other comprehensive (loss) income, net of tax	9	(71,484)	82,721
Balance, end of period		1,224	(41,493)

Retained earnings
Balance, beginning of period		2,278,650	1,647,275
Net income		149,805	151,941
Cash dividends	12	(21,150)	—
Balance, end of period		2,407,305	1,799,216

Total shareholders’ equity		$4,241,828	$3,816,183

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2020 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$149,805	$151,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,052	11,908
Deferred tax expense	15,877	7,755
Net realized investment (gains) losses	(1,891)	526
Change in certain assets and liabilities:
Accrued investment income	2,763	1,302
Reinsurance recoverable on loss reserves	(4,115)	1,453
Reinsurance recoverable on paid losses	(170)	(121)
Premium receivable	2,147	3,494
Deferred insurance policy acquisition costs	(983)	258
Profit commission receivable	1,121	(2,836)
Loss reserves	19,419	(18,755)
Unearned premiums	(14,894)	(5,481)
Return premium accrual	(400)	(3,100)
Current income taxes	22,527	30,983
Other, net	(19,934)	(14,446)
Net cash provided by operating activities	184,324	164,881

Cash flows from investing activities:
Purchases of investments	(280,614)	(348,746)
Proceeds from sales of investments	224,803	106,010
Proceeds from maturity of fixed income securities	222,544	202,929
Additions to property and equipment	(580)	(308)
Net cash provided by (used in) investing activities	166,153	(40,115)

Cash flows from financing activities:
Repurchase of common stock	(119,997)	(11,640)
Dividends paid	(21,111)	—
Payment of withholding taxes related to share-based compensation net share settlement	(8,899)	(5,652)
Net cash used in financing activities	(150,007)	(17,292)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	200,470	107,474
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	169,056	155,038
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$369,526	$262,512
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2020 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2020.

The vast majority of our insurance written since 2008 has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions). Based on our application of PMIERs, as of March 31, 2020, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2019 amounts have been made in the accompanying financial statements to conform to the 2020 presentation.

Recent Developments
While uncertain, the impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may be material. We expect that the increase in unemployment and economic uncertainty resulting from initiatives to reduce the transmission of COVID-19 (including “shelter-in-place” restrictions), as well as COVID-19-related illnesses and deaths, will negatively impact our business. Among other things, the negative impact is expected to include an increase in new defaults, which will increase our capital requirements under PMIERs and increase losses incurred, which will negatively affect our financial results. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the resulting level of unemployment, and the impact of various government initiatives (including the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")) and actions taken by the GSEs (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce its transmission.

Subsequent events
We have considered subsequent events through the date of this filing.

Note 2. Significant Accounting Policies
Investments
Each quarter we perform reviews of our investments to assess declines in the fair value of available-for-sale securities. Effective January 1, 2020, we adopted Accounting Standards Board (FASB) ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments, which created a new comprehensive credit loss standard, FASB Accounting Standards Codification (ASC) 326, Financial Instruments - Credit Losses. Upon adoption of ASC 326, any impairment losses on available-for-sale securities are recorded as an allowance, subject to reversal, rather than as a reduction to amortized cost, as was required under the previous other-than-temporary impairment (OTTI) model. Our evaluation of determining whether a decline below fair value requires an allowance does not consider the duration of the decline as was considered under the previous OTTI review. In accordance with the ASU, prior periods have not been restated.

Reinsurance Recoverables
Each quarter, we perform a review of our reinsurance recoverable to assess collectability. ASC 326 requires immediate recognition of estimated credit losses expected to occur over the remaining life of a reinsurance recoverable. Upon adoption of ASC 326, our analysis of the collectability included, at least quarterly, reviewing the credit ratings of individual reinsurers of the QSR transactions, investor reports

MGIC Investment Corporation - Q1 2020 | 12

for both Home Re Transactions, collateral held in trust accounts in which MGIC is the sole beneficiary, and aging of outstanding reinsurance recoverable balances.

Premium Receivable
ASC 326 requires immediate recognition of estimated credit losses expected to occur over the remaining life of premium receivable. In applying the CECL requirement to premium receivable, consideration is given to the life of the premium receivable asset, areas of potential credit loss, and incorporating forward-looking predictive indicators.

Income Taxes
The CARES Act became law on March 27, 2020. It was a response to the market volatility and instability resulting from the coronavirus pandemic, and includes individuals and businesses in the form of loans, grants, and tax changes, among other types of relief. The tax changes in the CARES
Act do not materially impact our financial results.

Recent accounting and reporting developments
Accounting standards effective in 2020, or early adopted, and relevant to our financial statements

Measurement of Credit Losses on Financial Instruments: ASU 2016-13
Effective January 1, 2020, we adopted ASC 326, Financial Instruments - Credit Losses. This new standard replaced the incurred loss impairment methodology with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under CECL, allowances are established by incorporating the forecast of future economic conditions into our loss estimate unless such forecast is not reasonable and supportable, in which case we revert to historical loss experience. Application of the CECL model impacts our reinsurance recoverables and premium receivable. ASC 326 also replaced the OTTI model with an impairment allowance model, subject to reversal, for available-for-sale investments, which are measured at fair value. Our mortgage insurance policies are outside the scope of ASC 326. The new guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore requires significant judgment in application. As a result of adopting ASC 326 we have determined that an allowance for credit losses related to our premium receivables, reinsurance recoverables, or available-for-sale securities was not necessary as of March 31, 2020. We continue to apply the previous guidance to 2019 and prior periods.

Changes to the Disclosure Requirements for Fair Value Measurement: ASU 2018-13
In August 2018, the FASB issued updated guidance that changes the disclosure requirements for fair value measurements. The updated guidance removed the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The updated guidance will require disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of the updated guidance did not have a material effect on our consolidated results of operations or liquidity.

Prospective Accounting Standards
Table 2.1 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

Standard / Interpretation
Table	2.1

Amended Standards			Effective date
ASC 321, 323, 815	Investments
	•	ASU 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	January 1, 2021
ASC 740	Income Taxes
	•	ASU 2019-12 - Simplifying the Accounting for Income Taxes	January 1, 2021
ASC 715	Compensation - Retirement Benefits
	•	ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
ASC 848	Reference Rate
	•	ASU 2020-04 - Reference Rate Reform	March 12, 2020

MGIC Investment Corporation - Q1 2020 | 13

Reference Rate Reform: ASU 2020-04
In March 2020, the FASB issued guidance which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting over concerns of the cessation of LIBOR. The updated guidance is effective for all entities as of March 12 2020 through December 31, 2022, as applicable, for contracts that are expected to be discontinued due to reference rate reform. We are currently evaluating the impacts the adoption of this guidance would have on our consolidated financial statement disclosures, but do not expect it to have a material impact.

Clarification of Accounting for Equity Securities: ASU 2020-01
In January 2020, the FASB issued guidance which clarifies certain interactions of accounting for equity securities under Topic 321, under the equity method of accounting in Topic 323, and accounting of certain forward contracts and purchased options in Topic 815. The amendment clarifies the consideration of observable transactions before applying or discounting the equity method of accounting. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statement disclosures, but do not expect it to have a material impact.

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

Note 3. Debt
Debt obligations
The par value of our long-term debt obligations and their aggregate carrying values as of March 31, 2020 and December 31, 2019 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		March 31, 2020	December 31, 2019
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $425 million)		421.2	420.8
9% Debentures, due April 2063 (1)		256.9	256.9
Long-term debt, carrying value		$833.1	$832.7

(1)
Convertible at any time prior to maturity at the holder’s option, at a conversion rate, which is subject to adjustment, of 74.4718 shares per $1,000 principal amount, representing a conversion price of approximately $13.43 per share.

The 5.75% Senior Notes (“5.75% Notes”), 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

Interest payments
Interest payments for the three months ended March 31, 2020 and 2019 were $13.0 million and $13.1 million, respectively.

See Note 7 “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information pertaining to our debt obligations. As of March 31, 2020 we are in compliance with all of our debt covenants.

MGIC Investment Corporation - Q1 2020 | 14

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended March 31,
(In thousands)		2020	2019
Premiums earned:
Direct		$289,868	$279,613
Assumed		2,609	872
Ceded		(31,576)	(30,724)
Net premiums earned		$260,901	$249,761

Losses incurred:
Direct		$66,562	$40,804
Assumed		166	(67)
Ceded		(5,772)	(1,674)
Losses incurred, net		$60,956	$39,063

Quota share reinsurance
Each of the reinsurers under our quota share reinsurance agreements described below has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

2020 QSR Coverage. We entered into QSR agreements with a group of unaffiliated reinsurers with an effective date of January 1, 2020 (“2020 QSR Transaction”), which provides coverage on eligible NIW in 2020. Under the 2020 QSR Transaction, we will cede losses and premiums on or after the effective date through December 31, 2031, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2022 and bi-annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

The structure of the 2020 QSR Transaction is a 30% quota share, with a one-time option, elected by us, to reduce the cede rate to either 25% or 20% effective July 1, 2021, or bi-annually thereafter, for a fee, for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2020 QSR Transaction, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below 62%.

2021 QSR Coverage. In addition, one of the 2020 agreements also provides coverage on eligible NIW in 2021. ("2021 QSR Transaction").

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

2019 and prior QSR Transactions. See Note 9 of Notes to Consolidated Financial Statements in our 2019 Form 10-K for more information about our QSR Transactions entered into prior to 2020.

Our quota share reinsurance transactions typically have annual loss ratio caps of 300% and lifetime loss ratio caps of 200%.

MGIC Investment Corporation - Q1 2020 | 15

Table 4.2 below provides a summary of our quota share reinsurance agreements, excluding captive agreements, for the three months ended March 31, 2020 and 2019.

Quota Share Reinsurance
Table	4.2
		Three Months Ended March 31,
(In thousands)		2020	2019
Ceded premiums written and earned, net of profit commission (1)		$26,846	$28,164
Ceded losses incurred		5,804	1,676
Ceding commissions (2)		11,365	13,409
Profit commission		29,979	38,881

(1)	Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of our QSR Transactions, currently in effect, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $25.8 million as of March 31, 2020 and $21.6 million as of December 31, 2019. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the amount of which is based on the funding requirements of PMIERs.

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

Table 4.3 provides a summary of our excess of loss reinsurance agreements as of March 31, 2020 and December 31, 2019.

Excess of Loss Reinsurance
Table	4.3
(In thousands)				March 31, 2020		December 31, 2019
Home Re Entity (Issue Date)		Policy Inforce Dates	Termination Option Date (1)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages
Home Re 2018-1 Ltd. (Oct. - 2018)		July 1, 2016 - December 31, 2017	October 25, 2025	$167,328	$233,626	$167,779	$260,957
Home Re 2019-1 Ltd. (May - 2019)		January 1, 2018 - March 31, 2019	May 25, 2026	185,297	229,649	185,636	271,021
Total				$352,625	$463,275	$353,415	$531,978

(1)	We have the right to terminate the excess-of-loss reinsurance agreements under certain circumstances and on any payment date on or after the respective termination option date.

MGIC Investment Corporation - Q1 2020 | 16

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the unpaid portion of the ILNs it issued to raise funds to collateralize its reinsurance obligations to us, and the investment income collected on the collateral assets. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in one-month LIBOR, (or the fallback reference rate, as applicable) and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at March 31, 2020, were not material to our consolidated balance sheet, and the change in fair value during the three months ended March 31, 2020 was not material to our consolidated statements of operations. Total ceded premiums were $4.7 million and $2.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of March 31, 2020, and December 31, 2019, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from either VIE under our reinsurance agreements. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreements. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance agreements. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance agreements and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance agreements should its claims not be paid. We consider our exposure to loss from our reinsurance agreements with the VIEs to be remote.

Table 4.4 presents the total assets of the Home Re Entities as of March 31, 2020 and December 31, 2019.

Home Re total assets
Table	4.4
(In thousands)
Home Re Entity (Issue date)		Total VIE Assets
March 31, 2020
Home Re 2018-01 Ltd. (Oct - 2018)		$245,314
Home Re 2019-01 Ltd. (May - 2019)		247,276

December 31, 2019
Home Re 2018-01 Ltd. (Oct - 2018)		$269,451
Home Re 2019-01 Ltd. (May - 2019)		283,150

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

The assets of the Home Re Entities provide capital credit under the PMIERs financial requirements (see Note 1 - “Nature of Business and Basis of Presentation”). A decline in the assets available to pay claims and principal repayments reduces the capital credit available to MGIC.

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2019, and the first three months of 2020, curtailments reduced our average claim paid by approximately 5.0% and 4.4%, respectively.

Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

MGIC Investment Corporation - Q1 2020 | 17

When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings.

Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded; (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is reasonably possible that when resolved we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $47 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended March 31,
(In thousands, except per share data)		2020	2019
Basic earnings per share:
Net income		$149,805	$151,941
Weighted average common shares outstanding - basic		344,053	355,653
Basic earnings per share		$0.44	$0.43

Diluted earnings per share:
Net income		$149,805	$151,941
Interest expense, net of tax (1):
9% Debentures		4,566	4,566
Diluted income available to common shareholders		$154,371	$156,507

Weighted average common shares outstanding - basic		344,053	355,653
Effect of dilutive securities:
Unvested RSUs		2,033	1,986
9% Debentures		19,130	19,028
Weighted average common shares outstanding - diluted		365,216	376,667
Diluted earnings per share		$0.42	$0.42

(1)	The periods ended March 31, 2020 and 2019 were tax-effected at a rate of 21%.

MGIC Investment Corporation - Q1 2020 | 18

Note 7. Investments
Fixed income securities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at March 31, 2020 and December 31, 2019 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of March 31, 2020
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$197,330	$2,408	$(21)	$199,717
Obligations of U.S. states and political subdivisions		1,614,562	99,532	(3,258)	1,710,836
Corporate debt securities		2,508,051	44,386	(41,335)	2,511,102
Asset backed securities (“ABS”)		210,930	2,031	(6,311)	206,650
Residential mortgage backed securities (“RMBS”)		259,641	6,032	(758)	264,915
Commercial mortgage backed securities (“CMBS”)		268,598	3,161	(3,172)	268,587
Collateralized loan obligations (“CLOs”)		316,270	—	(19,231)	297,039
Total fixed income securities		$5,375,382	$157,550	$(74,086)	$5,458,846

Details of fixed income securities by category as of December 31, 2019
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (2)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$195,176	$1,237	$(210)	$196,203
Obligations of U.S. states and political subdivisions		1,555,394	99,328	(857)	1,653,865
Corporate debt securities		2,711,910	76,220	(3,008)	2,785,122
ABS		227,376	2,466	(178)	229,664
RMBS		271,384	429	(3,227)	268,586
CMBS		274,234	5,531	(779)	278,986
CLOs		327,076	33	(1,643)	325,466
Total fixed income securities		$5,562,550	$185,244	$(9,902)	$5,737,892

(1)	At March 31, 2020 there was no allowance established on available-for-sale securities.

(2)	At December 31, 2019 there was no other-than-temporary impairment losses recorded in other comprehensive income.

We had $14.2 million and $13.9 million of investments at fair value on deposit with various states as of March 31, 2020 and December 31, 2019, respectively, due to regulatory requirements of those state insurance departments.

MGIC Investment Corporation - Q1 2020 | 19

The amortized cost and fair values of fixed income securities at March 31, 2020, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		March 31, 2020
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$421,097	$421,290
Due after one year through five years		1,774,678	1,782,206
Due after five years through ten years		994,134	1,021,561
Due after ten years		1,130,034	1,196,598
		4,319,943	4,421,655

ABS		210,930	206,650
RMBS		259,641	264,915
CMBS		268,598	268,587
CLOs		316,270	297,039
Total as of March 31, 2020		$5,375,382	$5,458,846

Proceeds from sales of fixed income securities classified as available-for-sale were $212.8 million and $106.0 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, gross gains and gross losses of $5.1 million and $1.3 million, respectively, were realized on those sales, and we recorded realized losses of $0.3 million related to our intent to sell certain securities. During the three months ended March 31, 2019, gross gains and gross losses of $0.7 million and gross losses of $1.3 million were realized on those sales, and we recorded OTTI losses of $0.1 million.

Equity securities
The cost and fair value of investments in equity securities at March 31, 2020 and December 31, 2019 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of March 31, 2020
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$29,559	$99	$(766)	$28,892

Details of equity security investments as of December 31, 2019
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,188	$154	$(14)	$17,328

For the three months ended March 31, 2020, we recognized $(0.8) million of net losses on equity securities still held as of March 31, 2020. For the three months ended March 31, 2019, we recognized $0.1 million of net gains on equity securities still held as of March 31, 2019.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of March 31, 2020, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $164.9 million.

MGIC Investment Corporation - Q1 2020 | 20

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of March 31, 2020
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$12,558	$(21)	$—	$—	$12,558	$(21)
Obligations of U.S. states and political subdivisions		99,354	(3,255)	2,017	(3)	101,371	(3,258)
Corporate debt securities		1,034,108	(41,208)	907	(127)	1,035,015	(41,335)
ABS		64,104	(6,311)	—	—	64,104	(6,311)
RMBS		7,664	(60)	62,645	(698)	70,309	(758)
CMBS		133,290	(3,086)	7,593	(86)	140,883	(3,172)
CLOs		186,582	(10,075)	110,457	(9,156)	297,039	(19,231)
Total		$1,537,660	$(64,016)	$183,619	$(10,070)	$1,721,279	$(74,086)

Unrealized loss aging for securities by type and length of time as of December 31, 2019
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$57,301	$(200)	$5,806	$(10)	$63,107	$(210)
Obligations of U.S. states and political subdivisions		74,859	(847)	6,957	(10)	81,816	(857)
Corporate debt securities		221,357	(2,847)	43,505	(161)	264,862	(3,008)
ABS		21,542	(118)	3,851	(60)	25,393	(178)
RMBS		105,443	(461)	110,452	(2,766)	215,895	(3,227)
CMBS		62,388	(728)	11,852	(51)	74,240	(779)
CLOs		81,444	(225)	196,988	(1,418)	278,432	(1,643)
Total		$624,334	$(5,426)	$379,411	$(4,476)	$1,003,745	$(9,902)

Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2020 presented in table 7.4a above are not indicative of the ultimate collectability of the current amortized cost of the securities. We believe the gross unrealized losses are primarily attributable to widening credit spreads over risk free rates beyond historic norms, as a result of market uncertainties arising from the COVID-19 pandemic, which includes demand shocks in multiple sectors that originated in the first quarter of 2020.

The unrealized losses in all categories of our investments at December 31, 2019 were primarily caused by changes in interest rates between the time of purchase and December 31, 2019.

There were 321 and 217 securities in an unrealized loss position at March 31, 2020 and December 31, 2019, respectively.

We report accrued investment income separately from fixed income, available-for-sale, securities and we have elected not to measure an allowance for credit losses for accrued investment income. Accrued investment income is written off through net realized investment gains (losses) at the time the issuer of the security defaults or is expected to default on payments.

MGIC Investment Corporation - Q1 2020 | 21

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

•
Equity securities: Consist of actively traded, exchange-listed equity securities, including exchange traded funds (“ETFs”), with valuations derived from quoted prices for identical assets in active markets that we can access.

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

MGIC Investment Corporation - Q1 2020 | 22

Assets measured at fair value, by hierarchy level, as of March 31, 2020 and December 31, 2019 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of March 31, 2020
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$199,717	$42,091	$157,626	$—
Obligations of U.S. states and political subdivisions		1,710,836	—	1,710,836	—
Corporate debt securities		2,511,102	—	2,511,102	—
ABS		206,650	—	206,650	—
RMBS		264,915	—	264,915	—
CMBS		268,587	—	268,587	—
CLOs		297,039	—	297,039	—
Total fixed income securities		5,458,846	42,091	5,416,755	—
Equity securities		28,892	28,892	—	—
Other (1)		365,519	364,517	1,002	—
Real estate acquired (2)		6,226	—	—	6,226
Total		$5,859,483	$435,500	$5,417,757	$6,226

Assets carried at fair value by hierarchy level as of December 31, 2019
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$196,203	$34,240	$161,963	$—
Obligations of U.S. states and political subdivisions		1,653,865	—	1,653,865	—
Corporate debt securities		2,785,122	—	2,785,122	—
ABS		229,664	—	229,664	—
RMBS		268,586	—	268,586	—
CMBS		278,986	—	278,986	—
CLOs		325,466	—	325,466	—
Total fixed income securities		5,737,892	34,240	5,703,652	—
Equity securities		17,328	17,328	—	—
Other (1)		164,693	164,693	—	—
Real estate acquired (2)		7,252	—	—	7,252
Total		$5,927,165	$216,261	$5,703,652	$7,252

(1)	Consists of money market funds included in “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” on the consolidated balance sheets.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in “Other assets” on the consolidated balance sheets.

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

MGIC Investment Corporation - Q1 2020 | 23

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2020 and 2019 is shown in tables 8.2a and 8.2b below. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended March 31, 2020
Table	8.2a
(In thousands)		Fixed income	Real Estate Acquired
Balance at December 31, 2019		$—	$7,252
Purchases		—	4,115
Sales		—	(5,198)
Included in earnings and reported as losses incurred, net		—	57
Balance at March 31, 2020		$—	$6,226

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended March 31, 2019
Table	8.2b
(In thousands)		Fixed income	Real Estate Acquired
Balance at December 31, 2018		$13	$14,535
Purchases		—	8,084
Sales		(13)	(10,872)
Included in earnings and reported as losses incurred, net		—	(108)
Balance at March 31, 2019		$—	$11,639

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
Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2020 and December 31, 2019.

Financial assets and liabilities not measured at fair value
Table	8.3
		March 31, 2020		December 31, 2019
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		$155,000	$161,575	$155,000	$156,422
5.75% Senior Notes		421,155	395,025	420,867	471,827
9% Convertible Junior Subordinated Debentures		256,872	334,252	256,872	346,289
Total financial liabilities		$833,027	$890,852	$832,739	$974,538

MGIC Investment Corporation - Q1 2020 | 24

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive (loss) income for the three months ended March 31, 2020 and 2019 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended March 31,
(In thousands)		2020	2019
Net unrealized investment (losses) gains arising during the period		$(91,880)	$102,621
Income tax benefit (expense)		19,295	(21,550)
Net of taxes		(72,585)	81,071

Net changes in benefit plan assets and obligations		1,394	2,089
Income tax expense		(293)	(439)
Net of taxes		1,101	1,650

Total other comprehensive (loss) income		(90,486)	104,710
Total income tax benefit (expense)		19,002	(21,989)
Total other comprehensive (loss) income, net of tax		$(71,484)	$82,721

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three months ended March 31, 2020 and 2019 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended March 31,
(In thousands)		2020	2019
Reclassification adjustment for net realized gains (losses) (1)		$4,714	$(2,679)
Income tax (expense) benefit		(990)	563
Net of taxes		3,724	(2,116)

Reclassification adjustment related to benefit plan assets and obligations (2)		(1,394)	(2,089)
Income tax benefit		293	439
Net of taxes		(1,101)	(1,650)

Total reclassifications		3,320	(4,768)
Total income tax (expense) benefit		(697)	1,002
Total reclassifications, net of tax		$2,623	$(3,766)

(1)	Increases (decreases) Net realized investment (losses) gains on the consolidated statements of operations.

(2)	Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the three months ended March 31, 2020, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Three Months Ended March 31, 2020
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2019, net of tax		138,521	(65,813)	72,708
Other comprehensive income before reclassifications		(68,861)	—	(68,861)
Less: Amounts reclassified from AOCI		3,724	(1,101)	2,623
Balance, March 31, 2020, net of tax		$65,936	$(64,712)	$1,224

MGIC Investment Corporation - Q1 2020 | 25

Note 10. Benefit Plans
Table 10.1 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2020 and 2019.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended March 31,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2020	2019	2020	2019
Service cost		$1,821	$1,996	$309	$312
Interest cost		3,414	3,955	214	291
Expected return on plan assets		(5,580)	(4,908)	(1,852)	(1,445)
Amortization of net actuarial losses/(gains)		1,634	2,167	(190)	—
Amortization of prior service cost/(credit)		(62)	(70)	13	(8)
Net periodic benefit cost (benefit)		$1,227	$3,140	$(1,506)	$(850)

We currently intend to make contributions totaling $12.5 million to our qualified pension plan and supplemental executive retirement plan in 2020.

Note 11. Loss Reserves
We establish case reserves and loss adjustment expenses (“LAE”) reserves when we receive notices of delinquency on insured mortgage loans. Notices of delinquency are typically reported to us when loans are two payments past due. Case reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

Losses incurred on delinquencies that occurred in the current year increased in the first three months of 2020 compared to the same period in 2019, due to an increase in the claim rate and severity due to the current macroeconomic environment related to the COVID-19 pandemic. This was offset by a decrease of approximately 9% fewer new delinquency notices received in 2020, compared to the same period last year. In the first quarter of 2020, we also increased our IBNR reserve by $7.8 million.

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, we have experienced a decline in the average time it takes servicers to process foreclosures, which has reduced the average time to receive a claim associated with new delinquent notices that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity

MGIC Investment Corporation - Q1 2020 | 26

In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums, the average time it takes to receive a claim may increase.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $29 million and $30 million at March 31, 2020 and December 31, 2019, respectively.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2020 and 2019.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Three Months Ended March 31,
(In thousands)		2020	2019
Reserve at beginning of period		$555,334	$674,019
Less reinsurance recoverable		21,641	33,328
Net reserve at beginning of period		533,693	640,691

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		59,799	47,488
Prior years (1)		1,157	(8,425)
Total losses incurred		60,956	39,063

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		39	—
Prior years		45,633	56,365
Reinsurance terminations		(20)	—
Total losses paid		45,652	56,365
Net reserve at end of period		548,997	623,389
Plus reinsurance recoverables		25,756	31,875
Reserve at end of period		$574,753	$655,264

(1)
A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first three months of 2020 and 2019 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Three Months Ended March 31,
(In millions)		2020	2019
Decrease in estimated claim rate on primary defaults		$—	$(31)
Increase in estimated severity on primary defaults		3	—
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		(2)	23
Total prior year loss development (1)		$1	$(8)

(1)	A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

Delinquent inventory
A rollforward of our primary delinquent inventory for the three months ended March 31, 2020 and 2019 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

MGIC Investment Corporation - Q1 2020 | 27

Delinquent inventory rollforward
Table	11.3
		Three Months Ended March 31,
		2020	2019
Delinquent inventory at beginning of period		30,028	32,898
New notices		12,398	13,611
Cures		(14,113)	(14,348)
Paid claims		(897)	(1,188)
Rescissions and denials		(32)	(52)
Delinquent inventory at end of period		27,384	30,921

The decrease in the primary delinquent inventory experienced during 2020 was generally across all markets and primarily in books years 2008 and prior. Historically as a delinquency ages it becomes more likely to result in a claim.

The CARES Act and other related actions includes payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. Forbearance allows for mortgage payments to be suspended for up to 360 days. Loans in forbearance are included in our delinquent inventory.

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it becomes more likely to result in a claim.

Primary delinquent inventory - consecutive months delinquent
Table	11.4
		March 31, 2020	December 31, 2019	March 31, 2019
3 months or less		7,567	9,447	8,568
4-11 months		9,535	9,664	9,997
12 months or more (1)		10,282	10,917	12,356
Total		27,384	30,028	30,921
3 months or less		28%	32%	28%
4-11 months		35%	32%	32%
12 months or more		37%	36%	40%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		472	538	665

(1)
Approximately 34%, 36%, and 38% of the primary delinquent inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

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

Note 12. Shareholders’ Equity
Share repurchase programs
During the three months ended March 31, 2020 we repurchased approximately 9.6 million shares of our common stock at a weighted average cost per share of $12.47, which included commissions. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in the January 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases.

Cash dividends
In February 2020, we paid a quarterly cash dividend of $0.06 per share to shareholders which totaled $21 million. On April 23, 2020, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.06 per share payable on May 29, 2020, to shareholders of record at the close of business on May 11, 2020.

MGIC Investment Corporation - Q1 2020 | 28

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

Restricted stock unit grants
Table	13.1
		Three months ended March 31,
		2020		2019
		RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		1,282	$12.87	1,378	$11.76
RSUs subject only to service conditions		373	13.11	412	11.76

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

At March 31, 2020, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.8 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our QSR Transactions and Home Re Transactions with a group of unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At March 31, 2020, the risk-to-capital ratio of our combined insurance operations was 10.2 to 1.

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

MGIC Investment Corporation - Q1 2020 | 29

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

Dividend restrictions
In the first quarter of 2020, MGIC paid a $390 million in dividends to our holding company. MGIC is not planning to request a dividend to be paid to our holding company in the second quarter. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory ‘policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in their contingency reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is reduced.

Statutory Financial Information
The statutory net income, policyholders’ surplus, and contingency reserve liability of the insurance subsidiaries of our holding company are shown in table 14.1. The surplus amounts included in the following table are the combined policyholders’ surplus of our insurance operations as utilized in our risk-to-capital calculations.

Statutory financial information of holding company and insurance subsidiaries
Table 14.1
	As of and for the Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Statutory net income	$55,746	$65,561
Statutory policyholders' surplus	1,271,244	1,667,058
Contingency reserve	3,166,180	2,583,429

MGIC Investment Corporation - Q1 2020 | 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2020. The COVID-19 pandemic did not have a material impact to our first quarter financial results, liquidity and/or financial condition. While the magnitude of the impact of the COVID-19 pandemic on future financial results, liquidity and/or financial condition is uncertain, we expect it will negatively impact our business. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

Forward Looking and Other Statements
As discussed under “Forward Looking Statements and Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. These forward looking statements, including the discussion of the impact of the COVID-19 pandemic, speak only as of the date of this filing and are subject to change without notice as the Company cannot predict all risks relating to this evolving set of events. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

MGIC Investment Corporation - Q1 2020 | 31

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended March 31,
(In millions, except per share data, unaudited)	2020	2019	% Change
Selected statement of operations data
Total revenues	$306.9	$291.7	5
Losses incurred, net	61.0	39.1	56
Other underwriting and operating expenses, net	42.3	45.9	(8)
Income before tax	188.2	190.9	(1)
Provision for income taxes	38.4	39.0	(2)
Net income	149.8	151.9	(1)
Diluted income per share	$0.42	$0.42	—

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$185.4	$191.6	(3)
Adjusted net operating income	147.5	152.4	(3)
Adjusted net operating income per diluted share	$0.42	$0.42	—
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of first quarter 2020 results

Comparative quarterly results
We recorded first quarter 2020 net income of $149.8 million, or $0.42 per diluted share. Net income decreased by $2.1 million (1%) from net income of $151.9 million in the prior year, primarily reflecting an increase in losses incurred, net, partially offset by an increase in revenues. Net premiums earned increased due to higher average insurance in force and an increase in accelerated premiums from single premium policy cancellations, partially offset by lower premium rates. Diluted income per share was unchanged as a decrease in our weighted average shares outstanding offset the decline in net income.

Adjusted net operating income for the first quarter 2020 was $147.5 million (Q1 2019: $152.4 million) and adjusted net operating income per diluted share was $0.42 (Q1 2019: $0.42). Adjusted net operating income per diluted share was unchanged from the prior year period as a decrease in our diluted weighted average shares outstanding offset the decline in adjusted net operating income.

Losses incurred, net for the first quarter of 2020 were $61.0 million, an increase of $21.9 million compared to the prior year. In the first quarter of 2020, we received approximately 9% fewer new delinquency notices than we did in the same period last year. Over the past several quarters we had recorded favorable reserve development including $31 million in favorable development in the first quarter of 2019. In the first quarter of 2020, our re-estimation of reserves on previous delinquencies resulted in minimal adverse loss reserve development. The first quarter of 2020 also reflects an increase in our incurred but not reported reserve, or IBNR, from $22 million to $30 million, as well as an increased claim rate on new notices due to the COVID-19 pandemic and the current macroeconomic environment.

The decrease in our provision for income taxes in the first quarter of 2020 as compared to the prior year was due to a decrease in income before tax.

Capital
MGIC dividend payments to our holding company
In the first three months of 2020, MGIC paid a total of $390 million in dividends to our holding company. MGIC is not planning to request a dividend from its regulator, the Wisconsin OCI, to be paid in the second quarter. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. Future dividend payments from MGIC to the holding company will continue to be determined on a quarterly basis in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business.

Share repurchase programs
In the first quarter of 2020, we repurchased approximately 9.6 million shares of our common stock, using approximately $120 million of our holding company resources. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases. As of March 31, 2020, we had approximately 339 million shares of common stock outstanding.

Dividends to shareholders
In February 2020, MGIC paid a dividend of $0.06 per common share totaling $21 million to its shareholders. On April 23, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on May 11, 2020, payable on May 29, 2020.

MGIC Investment Corporation - Q1 2020 | 32

GSEs
We must comply with a GSE’s PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are generally based on an insurer’s book of insurance in force and are calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions).
While loans that were current at the time a COVID-19 pandemic-related forbearance was initiated are not to be reported as delinquent for consumer credit reporting purposes, they may be reported to the mortgage insurers and the GSEs as delinquent and are treated as delinquent for purposes of the PMIERs. Loans that were delinquent at the time such a forbearance was initiated are expected to be reported as delinquent to mortgage insurers and the GSEs. The PMIERs generally require us to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans. However, delinquent loans whose borrowers have been affected by the COVID-19 pandemic may be given the same treatment under PMIERS as delinquent loans in areas that the Federal Emergency Management Agency ("FEMA") has declared major disaster areas in connection with hurricanes. Specifically, the Minimum Required Assets required for a COVID-19 pandemic-related delinquent loan would be reduced by 70% for at least 120 days from the date the loan becomes delinquent, and longer if the loan is subject to a forbearance plan that meets certain requirements.
Under the current PMIERs, to be eligible for the 70% reduction, the loan must be backed by a property located in a FEMA Declared Major Disaster Area and either 1) or 2) below must apply. FEMA has declared all states and territories in which we conduct business to be Major Disaster Areas as a result of the impact of the COVID-19 pandemic. Absent a forbearance plan described in 1) below, the 70% reduction may be applied no longer than 120 days from the initial default date.

1)
The loan is subject to a forbearance plan executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. As of the date of this report, not all states have delegated eligible individual assistance.

2)
The loan has an initial default date occurring up to either (i) 30 days prior to or (ii) 90 days following the Major Disaster event. [It is uncertain how the date of the "Major Disaster event" will be determined for the COVID-19 pandemic.

The mortgage insurance industry has asked the FHFA and the GSEs to consider revisions to the PMIERs in light of the differences between FEMA declarations associated with hurricanes and those associated with the COVID-19 pandemic. Among other things, the industry asked the FHFA and GSEs to specify how "Major Disaster event" will be determined and to not limit the forbearance plans described in 1) above to those executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance. We applied the 70% reduction discussed above when calculating our PMIERs Minimum Required Assets for March 31, 2020. We expect to receive guidance from the GSEs before we calculate our PMIERs Minimum Required Assets for June 30, 2020.

Although we have requested servicers to provide us with information about the forbearance status of loans, we may not receive such reporting and, therefore, may not be able to take advantage of the 70% reduction after a loan has been delinquent 120 days.
It is possible that, despite reducing the Minimum Required Assets for certain delinquent loans by 70%, the increasing number of delinquent loans caused by the COVID-19 pandemic may cause our Available Assets to be less than our Minimum Required Assets. As of March 31, 2020 and April 30, 2020, there were 27,834 and 30,243 loan in our delinquent inventory, respectively. We expect that the majority of COVID-19 pandemic-related delinquencies have not yet been reported; however, we are unable to predict the number of loans that will become delinquent as a result of the COVID-19 pandemic.
If our Available Assets are less than our Minimum Required Assets, then we would not be in compliance with the PMIERs. At the extreme, the GSEs may suspend or terminate eligibility If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs. Such suspension or termination, would significantly reduce the volume of our new business writings; the vast majority of our NIW since 2008 has been for loans delivered to or purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with delinquent loans whose borrowers are affected by the COVID-19 pandemic, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

è
The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. We do not anticipate that the regular periodic updates will occur more frequently than once every two years. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors; however, the GSEs may amend any portion of the PMIERs at any time. It is possible that the GSEs will not agree to the COVID-19-specific changes requested by the mortgage insurance industry or that they will revise the PMIERs to provide that there is no reduction in the Minimum Required Assets for COVID-19-related delinquencies.

è
There may be future implications for PMIERs based upon forthcoming regulatory capital requirements for the GSEs. In 2018, the FHFA issued a proposed capital rule for the GSEs, which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance. A re-proposed capital rule is expected to be released; however, the timing and content of the re-proposal are uncertain. Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan could have future implications for PMIERs.

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

MGIC Investment Corporation - Q1 2020 | 33

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

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP. The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve, and a portion of the reserve for unearned premiums

At March 31, 2020, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.8 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our QSR Transactions and Home Re Transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At March 31, 2020, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 10.2 to 1.

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

In September 2019, at the direction of President Trump, the U.S. Treasury Department (“Treasury”) released the “Treasury Housing Reform Plan” (the “Plan”). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage (“QM”) rule of the Consumer Financial Protection Bureau (“CFPB”), transferring risk to the private sector, and eliminating the GSE Patch (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the Federal Government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Also, in September 2019, the Treasury and FHFA entered into a letter agreement that will allow the GSEs to remit less of their earnings to the government, which will help them rebuild their capital.

The impact of the Plan on private mortgage insurance is unclear. The plan does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV ratio loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand credit risk transfer (“CRT”) programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about CRT programs, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."

The current GSE Patch expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The GSE Patch is scheduled to expire no later than January 2021. Approximately 23% and 21% of our NIW in the first quarter of 2020 and fourth quarter of 2019, respectively, was on loans with DTI ratios greater than 43%. However, it is possible that expiration of the GSE Patch will be delayed and that not all future loans with DTI ratios greater than 43% will be affected by such

MGIC Investment Corporation - Q1 2020 | 34

expiration. In this regard, we note that the CFPB recently indicated that it expects to issue for comment, no later than May 2020, a proposed new "ability-to-repay" ("ATR") rule that would replace the use of DTI ratio in the definition of QM with an alternative measure, such as a pricing threshold. The CFPB also indicated that it would extend the expiration of the GSE Patch until the earlier of the effective date of the proposed alternative or until one of the GSEs exits conservatorship.

We insure loans that do not qualify as QMs, however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the ATR rule that the law allows with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs. Finally, certain lenders have suspended their non-QM lending due to COVID-19 pandemic-related concerns.
The QM definition for loans insured by the FHA, which issued by the Department of Housing and Urban Development (“HUD”) is less restrictive than the CFPB’s definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows lenders certain presumptions about compliance with the ATR rule on higher priced loans. It is possible that, in the future, lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

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

COVID-19 Pandemic
While uncertain, the impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may be material. We expect that the increase in unemployment and economic uncertainty resulting from initiatives to reduce the transmission of COVID-19 (including "shelter-in-place" restrictions), as well as COVID-19‑related illnesses and deaths, will negatively impact our business. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the resulting level of unemployment, and the impact of various government initiatives (including the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")) and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce its transmission.
The programs contained in the CARES Act and actions taken by the GSEs include, among many others:

•
Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic. Forbearance allows for mortgage payments to be suspended for up to 360 days. Approximately 82% of our insurance in force that was written in 2019 and before was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the Consumer Financial Protection Bureau ("CFPB") requires substantial loss mitigation efforts be made prior to servicers initiating foreclosure, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.

•	For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs.

•	Direct aid to individuals in the form of refundable tax credit rebates paid in April 2020.

•	"Paycheck Protection Program" to provide small businesses with funds to pay up to eight weeks of payroll costs, and certain other expenses.

•	Enhanced unemployment benefits.

•	Increased flexibility under retirement plans.

Loans subject to a COVID-19 pandemic-related forbearance are reported to the mortgage insurers and the GSEs as delinquent. As a result, we expect our losses incurred to increase in future periods.
The foreclosure moratoriums in place under the CARES act and GSE initiatives may delay the receipt of claims and slow down our claim payments.

The tax changes in the CARES Act do not materially impact our financial results.

Factors affecting our results

The COVID-19 pandemic may adversely affect our business, results of operations, and financial condition. The extent of the adverse effects will depend on the duration and continued severity of the COVID-19 pandemic and its effects on the U.S. economy and housing market. We have addressed some of the potential impacts throughout this document.

Our results of operations are generally affected by:

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

MGIC Investment Corporation - Q1 2020 | 35

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

Losses incurred
Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 2019 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Pandemics, including COVID-19, and other natural disasters may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

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

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our reinsurance transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and headcount (which can fluctuate due to volume). See Note 4 - “Reinsurance” to our consolidated financial

MGIC Investment Corporation - Q1 2020 | 36

statements for a discussion of the ceding commission on our reinsurance transactions.

Interest expense
Interest expense primarily reflects the interest associated with our outstanding debt obligations discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.
Other
Certain activities that we do not consider part of our fundamental operating activities may also impact our results of operations and include the following.
Net realized investment gains (losses)

•
Fixed income securities. Realized investment gains and losses are a function of the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•	Equity securities. Realized investment gains and losses are a function of the periodic change in fair value, as well as any credit allowances recognized in earnings.

Refer to “Explanation and reconciliation of our use of Non-GAAP financial measures” below to understand how these items impact our evaluation of our core financial performance.

Mortgage insurance earnings and cash flow cycle
In general, the majority of any underwriting profit that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book may result in either underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the incurred losses on delinquencies that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments) and increasing losses. The typical pattern is also a function of premium rates generally resetting to lower levels after ten years. Pandemics, including COVID-19, and other natural disasters may result in delinquencies not following the typical pattern.

MGIC Investment Corporation - Q1 2020 | 37

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

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended March 31,
	2020			2019
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$188,239	$38,434	$149,805	$190,936	$38,995	$151,941
Adjustments:
Net realized investment (gains) losses	(2,875)	(604)	(2,271)	620	130	490
Adjusted pre-tax operating income / Adjusted net operating income	$185,364	$37,830	$147,534	$191,556	$39,125	$152,431

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			365,216			376,667

Net income per diluted share			$0.42			$0.42
Net realized investment (gains) losses			—			—
Adjusted net operating income per diluted share			$0.42			$0.42

MGIC Investment Corporation - Q1 2020 | 38

Mortgage Insurance Portfolio

New insurance written
The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations as PMI market share is typically 3-4 times higher for purchase originations than refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

The COVID-19 pandemic, including the related restrictions on business in most parts of the U.S., and its effect on unemployment and consumer confidence, could affect the number of purchase mortgage originations. The GSEs have temporarily changed various underwriting guidelines in response to COVID-19.  In some instances the requirements have been eased, for example allowing bank statements and pay checks to be used to verify income versus IRS forms, to facilitate mortgage lending, while other requirements have been tightened, for example certain documents can only be 60 days old versus 120 days old, which restricts mortgage lending activity.  Certain lenders have also increased the minimum credit score or increased the minimum down payment that they will lend on irrespective of GSEs or our guidelines.  It is unclear what, if any, impact these changes will have on the volume of low down payment home mortgage originations.

NIW for the first quarter of 2020 was $17.9 billion (Q1 2019: $10.1 billion). The increase is primarily driven by higher NIW from refinances in Q1 2020 compared to Q1 2019.

The following tables present characteristics of our primary NIW for the three months ended March 31, 2020 and 2019.

Primary NIW by FICO score
	Three Months Ended March 31,
(% of primary NIW)	2020	2019
760 and greater	45.8%	41.4%
740 - 759	19.9%	17.2%
720 - 739	13.9%	14.5%
700 - 719	10.4%	12.1%
680 - 699	7.0%	7.5%
660 - 679	1.7%	4.0%
640 - 659	0.9%	2.3%
639 and less	0.4%	1.0%

Primary NIW by loan-to-value
	Three Months Ended March 31,
(% of primary NIW)	2020	2019
95.01% and above	8.4%	17.5%
90.01% to 95.00%	43.0%	41.9%
85.01% to 90.00%	30.7%	28.6%
80.01% to 85%	17.9%	12.0%

Primary NIW by debt-to-income ratio
	Three Months Ended March 31,
(% of primary NIW)	2020	2019
45.01% and above	12.8%	18.4%
38.01% to 45.00%	32.5%	34.3%
38.00% and below	54.7%	47.3%

The percentage of our NIW on loans with DTI ratios greater than 45% has declined in 2020, which we believe is due in part to changes in GSE underwriting guidelines and our pricing for loans with such DTI ratios. We are continuing to monitor our exposure to such loans and may take further action.

Primary NIW by policy payment type
	Three Months Ended March 31,
(% of primary NIW)	2020	2019
Monthly premiums	85.1%	83.9%
Single premiums	14.8%	16.0%
Annual premiums	0.1%	0.1%

Primary NIW by type of mortgage
	Three Months Ended March 31,
(% of primary NIW)	2020	2019
Purchases	65.3%	91.7%
Refinances	34.7%	8.3%

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

MGIC Investment Corporation - Q1 2020 | 39

Persistency. Our persistency was 73.0% at March 31, 2020 compared to 75.8% at December 31, 2019 and 81.7% at March 31, 2019. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended March 31,
(In billions)	2020	2019
NIW	$17.9	$10.1
Cancellations	(14.7)	(8.4)
Increase in primary IIF	$3.2	$1.7

Direct primary IIF as of March 31,	$225.5	$211.4
Direct primary RIF as of March 31,	$57.9	$54.5

Credit profile of our primary RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. The credit profile of our pre-2009 RIF has benefited from modification and refinance programs making outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs included HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 97.7% of all our HARP modifications were current as of March 31, 2020. The aggregate of our 2009 and later books and our HARP modifications accounted for approximately 92% of our total primary RIF at March 31, 2020.

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

The composition of our primary RIF as of March 31, 2020, December 31, 2019, and March 31, 2019 is shown below:

Primary RIF
($ in millions)	March 31, 2020		December 31, 2019		March 31, 2019
Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$51,066	88%	$50,044	88%	$45,947	84%
2005 - 2008 (HARP)	2,367	4%	2,485	4%	2,979	6%
Other years (HARP)	154	—%	165	—%	213	1%
Subtotal	53,588	92%	52,694	92%	49,139	91%
2005- 2008 (Non-HARP)	3,692	6%	3,868	7%	4,588	8%
Other years (Non-HARP)	626	2%	651	1%	810	1%
Subtotal	4,318	8%	4,519	8%	5,398	9%
Total Primary RIF	$57,906	100%	$57,213	100%	$54,537	100%

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $368 million ($212.0 million on pool policies with aggregate loss limits and $156.0 million on pool policies without aggregate loss limits) at March 31, 2020 compared to $376 million ($213.0 million on pool policies with aggregate loss limits and $163.0 million on pool policies without aggregate loss limits) at December 31, 2019. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $263 million and $182 million as of March 31, 2020 and December 31, 2019, respectively.

MGIC Investment Corporation - Q1 2020 | 40

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2020 and 2019.

Revenues

Revenues
	Three Months Ended March 31,
(in millions)	2020	2019	% Change
Net premiums written	$246.0	$244.3	1

Net premiums earned	$260.9	$249.8	4
Investment income, net of expenses	41.3	40.6	2
Net realized investment gains (losses)	1.9	(0.5)	N/M
Other revenue	2.8	1.8	N/M
Total revenues	$306.9	$291.7	5
Net premiums written and earned
Comparative quarterly results
NPW and NPE increased for the three months ended March 31, 2020 compared with the prior year due to higher average insurance in force and an increase in accelerated premiums from single premium policy cancellations, partially offset by lower premium rates on our insurance in force.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

Premium yields
Premium yield is NPE divided by average IIF during year and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for the three months ended March 31, 2020 and from the respective prior year period

Premium Yield

		Three Months Ended March 31,
(in basis points)		2020	2019
In force portfolio yield	(1)	49.2	52.5
Premium refunds		(0.7)	(0.5)
Accelerated earnings on single premium policies		3.3	1.1
Total direct premium yield		51.8	53.1
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(5.2)	(5.7)
Net premium yield		46.6	47.4

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Ceded premiums earned, net of profit commissions and assumed premiums. Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps at March 31, 2020 compared to 0.2 bps at March 31, 2019.

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
Ceded premiums earned, net of profit commission and assumed premiums
è
Ceded premiums earned, net of profit commission adversely impact our premium yield. Ceded premiums earned, net of profit commission, consist primarily of the QSR Transactions and the Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance agreements “ below for further discussion on our reinsurance transactions.

As discussed in our Risk Factor titled “ Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses,” the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect our net premium yield to continue to decline as older insurance policies with higher premium rates run off or have their premium rates reset, and new insurance policies with lower premium rates are written.

Reinsurance agreements
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.

MGIC Investment Corporation - Q1 2020 | 41

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

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our quota share reinsurance agreements for 2020 and 2019.

Quota Share Reinsurance

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Ceded premiums written and earned, net of profit commission	$26,846	$28,164
% of direct premiums written	10%	12%
% of direct premiums earned	9%	11%
Profit commission	$29,979	$38,881
Ceding commissions	$11,365	$13,409
Ceded losses incurred	$5,804	$1,676

Ceded RIF (in millions)	$11,713	$13,034

Covered risk
The amount of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	As of and For the Three Months Ended March 31,
	2020	2019
NIW subject to QSR Transactions	72%	84%
New Risk Written subject to QSR Transactions	82%	90%
IIF subject to QSR Transactions	78%	78%
RIF subject to QSR Transactions	81%	91%

The NIW subject to quota share reinsurance decreased in the first three months of 2020 when compared to the same period of the prior year primarily due to an increase in NIW with LTV’s less than or equal to 85% and amortization terms less than or equal to 20 years, which are excluded from the QSR Transactions.

As of March 31, 2020, our total RIF was reduced by a weighted average of approximately 20% for risk ceded under our QSR transactions.

We terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and entered into an amended quota share reinsurance agreement that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. The lower cede rate reduced our ceded RIF but does not impact our determination of the amount of IIF or RIF subject to quota share reinsurance agreements.

Excess-of-loss reinsurance
Our excess-of-loss reinsurance provides $463.3 million of loss coverage on an existing portfolio of inforce policies having an inforce date on or after July 1, 2016 and before April 1, 2019. As of March 31, 2020, the aggregate exposed principal balances under the Home Re 2018-01 and 2019-01 transactions were approximately $5.5 billion and $5.4 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. We ceded premiums of $4.7 million and $2.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. We expect that we may enter into other ILN transactions if the capital market conditions are favorable; however, the market volatility caused by the COVID-19 pandemic has caused a disruption of uncertain duration in the market for new ILN transactions.

Investment income
Comparative quarterly and year to date results
Net investment income in the first quarter of 2020 was $41.3 million and $40.6 million in the prior year. The increases in investment income were due to an increase in the average balance of the investment portfolio.

Losses and expenses

Losses and expenses
	Three Months Ended March 31,
(In millions)	2020	2019
Losses incurred, net	$61.0	$39.1
Amortization of deferred policy acquisition costs	2.5	2.5
Other underwriting and operating expenses, net	42.3	45.9
Interest expense	12.9	13.2
Total losses and expenses	$118.7	$100.7

Losses incurred, net
As discussed in “Critical Accounting Policies” in our 2019 10-K MD&A and consistent with industry practices, we establish case loss reserves for future claims when notices of delinquency on insured mortgage loans are received. The terms “delinquent” and “default” are used interchangeably by us. Notices of delinquency are typically reported to us when loans are two payments past due. Case loss reserves are established based on estimating the number of loans in our delinquent inventory that will result in a claim payment, which is referred to as the claim rate, and further

MGIC Investment Corporation - Q1 2020 | 42

estimating the amount of the claim payment, which is referred to as claim severity.

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

As discussed in our Risk Factors titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” and “Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves” the COVID-19 pandemic will negatively impact the number of delinquencies and our loss incurred and may be material.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

Comparative quarterly results
Losses incurred, net in the first quarter of 2020 were $61.0 million compared to $39.1 million in the prior year. In the first quarter of 2020, we received approximately 9% fewer new delinquency notices than we did in the same period last year. Over the past several quarters we had recorded favorable reserve development including $31 million in favorable development in the first quarter of 2019. In the first quarter of 2020, our re-estimation of reserves on previous delinquencies resulted in minimal adverse loss reserve development. The first quarter of 2020 also reflects an increase in IBNR estimates from $22 million to $30 million, as well as an increased estimate of claim rates on new notices due to the COVID-19 pandemic and the current macroeconomic environment.

Composition of losses incurred
	Three Months Ended March 31,
(in millions)	2020	2019	% Change
Current year / New notices	$59.8	$47.5	26
Prior year reserve development	1.2	(8.4)	(114)
Losses incurred, net	$61.0	$39.1	56

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio for the three months ended March 31, 2020 compared to the respective prior year periods was primarily due to an increase in losses incurred, net, offset in part by an increase in net premiums earned.

	Three Months Ended March 31,
	2020	2019
Loss ratio	23.4%	15.6%
New notice claim rate
New notice activity continues to be primarily driven by loans insured in 2008 and prior, which continue to experience a cycle whereby many loans default, cure, and re-default. This cycle, along with the duration that defaults may ultimately remain in our notice inventory, results in significant judgment in establishing the estimated claim rate. The increase in the new notice claim rate for the three months ended March 31, 2020 is primarily due to the uncertainty of the COVID-19 pandemic and the current macroeconomic environment.

New notice claim rate
	Three Months Ended March 31,
	2020		2019
New notices - 2008 and prior (1)	7,117	57%	8,882	65%
New notices - 2009 and later	5,281	43%	4,729	35%
Total	12,398	100%	13,611	100%
Claim rate	9.0%		8.0%
(1) previously delinquent %	95.0%		94.0%

MGIC Investment Corporation - Q1 2020 | 43

Claims severity
Factors that impact claim severity include:

è	exposure to the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 11 - “Loss Reserves,” the average time for servicers to process foreclosures has recently shortened. In light of the uncertainty caused by the COVID-19 pandemic, the average number of missed payments at the time a claim is received and expected to be received will increase in 2020. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans from 2005 through 2008 (which represent 53% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2020	$46,247	$47,222	102.1%	33
Q4 2019	46,076	46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35
Q4 2018	45,366	47,980	105.8%	35
Q3 2018	43,290	47,230	109.1%	35
Q2 2018	44,522	50,175	112.7%	38
Q1 2018	45,597	51,069	112.0%	38

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2020, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $10 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $16 million.

See Note 11 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation - Q1 2020 | 44

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

Delinquent inventory - number of payments delinquent
	March 31, 2020	December 31, 2019	March 31, 2019
3 payments or less	12,961	14,895	14,129
4-11 payments	8,178	8,519	8,833
12 payments or more (1)	6,245	6,614	7,959
Total	27,384	30,028	30,921

3 payments or less	47%	50%	46%
4-11 payments	30%	28%	28%
12 payments or more	23%	22%	26%
Total	100%	100%	100%

(1)
Approximately 34%, 33%, and 36% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended March 31, 2020 declined 19% compared to the same period in the prior year due to lower claim activity on our primary business.

Due to the foreclosure moratoriums and payment forbearance in place under the CARES act, net losses and LAE paid are expected to decrease in the short term. We expect net losses and LAE paid to increase, however, the magnitude and timing are uncertain.

The following table presents our net losses and LAE paid for the three months ended March 31, 2020 and 2019.

Net losses and LAE paid
	Three Months Ended March 31,
(In millions)	2020	2019
Total primary (excluding settlements)	$42	$52
Pool	1	1
Direct losses paid	43	53
Reinsurance	(1)	(3)
Net losses paid	42	50
LAE	4	7
Net losses and LAE paid	$46	$57

Primary claims paid for the top 15 jurisdictions (based on 2020 losses paid) and all other jurisdictions for the three months ended March 31, 2020 and 2019 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended March 31,
(In millions)	2020	2019
Florida *	$7	$8
New York *	5	8
New Jersey *	4	5
Illinois *	3	2
Maryland	3	2
Puerto Rico *	3	4
Pennsylvania *	2	3
California	1	1
Ohio *	1	2
Massachusetts	1	1
Virginia	1	1
Texas	1	1
Michigan	1	1
Missouri	1	—
Louisiana	1	—
All other jurisdictions	7	13
Total primary (excluding settlements)	$42	$52
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed

The primary average claim paid for the top 5 states (based on 2020 losses paid) for the three months ended March 31, 2020 and 2019 appears in the following table.

Primary average claim paid
	Three Months Ended March 31,
	2020	2019
Florida *	$67,372	$67,958
New York *	115,387	109,064
New Jersey *	104,728	70,351
Illinois *	44,121	33,461
Maryland	70,655	45,213
All other jurisdictions	34,541	33,280
All jurisdictions	47,222	43,930
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

MGIC Investment Corporation - Q1 2020 | 45

The primary average RIF on delinquent loans at March 31, 2020, December 31, 2019 and March 31, 2019 and for the top 5 jurisdictions (based on 2020 losses paid) appears in the following table.

Primary average RIF - delinquent loans
	March 31, 2020	December 31, 2019	March 31, 2019
Florida	$54,036	$52,566	$53,015
New York	72,800	72,188	72,453
New Jersey	63,743	64,444	67,208
Illinois	38,874	38,740	40,566
Maryland	65,595	64,028	65,526
All other jurisdictions	42,456	41,754	41,800
All jurisdictions	45,698	45,028	45,127

The primary average RIF on all loans was $53,433, $52,995, and $51,464 at March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Loss reserves
Our primary delinquency rate at March 31, 2020 was 2.53% (YE 2019: 2.78%, March 31, 2019: 2.92%). Our primary delinquent inventory was 27,384 loans at March 31, 2020, representing a decrease of 9% from December 31, 2019 and 11% from March 31, 2019. The reduction in our primary delinquent inventory is the result of the total number of delinquent loans: (1) that have cured; (2) for which claim payments have been made; or (3) that have resulted in rescission, claim denial, or removal from inventory due to settlements of claims paying disputes or commutations of policies, collectively, exceeding the total number of new delinquencies on insured loans. In recent periods, we have experienced improved cure rates and the number of delinquencies in inventory with twelve or more missed payments has been declining. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim.

The gross reserves at March 31, 2020, December 31, 2019, and March 31, 2019 appear in the table below.

Gross reserves
	March 31, 2020		December 31, 2019		March 31, 2019
Primary:
Direct loss reserves (in millions)	$501		$490		$574
IBNR and LAE	65		56		68
Total primary loss reserves	$566		$546		$642

Ending delinquent inventory		27,384		30,028		30,921
Percentage of loans delinquent (delinquency rate)		2.53%		2.78%		2.92%
Average total primary loss reserves per delinquency		$20,658		$18,171		$20,014
Primary claims received inventory included in ending delinquent inventory		472		538		665

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$6		$7		$9
Without aggregate loss limits	2		2		3
Total pool direct loss reserves	$8		$9		$12

Ending default inventory:
With aggregate loss limits		373		430		483
Without aggregate loss limits		203		223		240
Total pool ending delinquent inventory		576		653		723
Pool claims received inventory included in ending delinquent inventory		13		11		—
Other gross reserves (in millions)	$1		$—		$1

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.

MGIC Investment Corporation - Q1 2020 | 46

The primary delinquent inventory for the top 15 jurisdictions (based on 2020 losses paid) at March 31, 2020, December 31, 2019 and March 31, 2019 appears in the following table.

Primary delinquent inventory by jurisdiction
	March 31, 2020	December 31, 2019	March 31, 2019
Florida *	2,250	2,504	2,635
New York *	1,551	1,634	1,756
New Jersey *	897	992	1,080
Illinois *	1,657	1,749	1,656
Maryland	743	796	801
Puerto Rico *	1,089	1,122	1,397
Pennsylvania *	1,598	1,755	1,786
California	1,138	1,213	1,237
Ohio *	1,326	1,498	1,498
Massachusetts	486	544	538
Virginia	504	580	603
Texas	1,974	2,251	2,220
Michigan	831	921	980
Missouri	478	564	533
Louisiana	580	628	620
All other jurisdictions	10,282	11,277	11,581
Total	27,384	30,028	30,921
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquent inventory by policy year at March 31, 2020, December 31, 2019 and March 31, 2019 appears in the following table.

Primary delinquent inventory by policy year
	March 31, 2020	December 31, 2019	March 31, 2019
Policy year:
2004 and prior	4,121	4,686	5,565
2004 and prior %	15%	16%	18%
2005	2,526	2,799	3,089
2006	4,166	4,582	4,905
2007	6,316	7,096	8,034
2008	1,638	1,798	2,178
2005 - 2008%	53%	54%	59%
2009	118	148	167
2010	87	115	135
2011	125	143	163
2012	202	231	272
2013	498	521	532
2014	956	1,101	1,131
2015	1,299	1,388	1,343
2016	1,423	1,578	1,460
2017	1,824	1,989	1,374
2018	1,602	1,521	573
2019	482	332	—
2020	1	—	—
2009 and later %	32%	30%	23%

Total	27,384	30,028	30,921

We expect that delinquencies will increase from their current level as a result of the COVID-19 pandemic, including the increase in unemployment associated with initiatives intended to reduce the transmission of COVID-19. As of April 30, 2020 there were 30,243 loans in our delinquency inventory.

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books represented approximately 10% and 11% of our total primary RIF at March 31, 2020 and December 31, 2019, respectively. Approximately 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP at both March 31, 2020 and December 31, 2019.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2020, 47% of our primary RIF was written subsequent to December 31, 2017, 61% of our primary RIF was written subsequent to December 31, 2016, and 73% of our primary RIF was written subsequent to December 31, 2015.

MGIC Investment Corporation - Q1 2020 | 47

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended March 31, 2020 were $42.3 million, a decrease from $45.9 million in the prior year period primarily due to decreases in professional and deferred compensation expenses.

	Three Months Ended March 31,
	2020	2019
Underwriting expense ratio	17.3%	18.9%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three months ended March 31, 2020 decreased due to decrease in underwriting expenses and an increase in NPW.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended March 31,
(In millions, except rate)	2020	2019
Income before tax	$188.2	$190.9
Provision for income taxes	$38.4	$39.0
Effective tax rate	20.4%	20.4%

MGIC Investment Corporation - Q1 2020 | 48

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of March 31, 2020, total assets were $6.2 billion, a slight decrease from December 31, 2019 , and total liabilities were $1.9 billion, flat compared to December 31, 2019. Shareholders’ equity decreased approximately $0.1 billion primarily due to the repurchases of our common stock and dividends paid, offset by net income in the first three months of 2020 .

The following sections mainly focus on our cash and cash equivalents, investments and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2019.

Consolidated balance sheets - Assets
as of March 31, 2020 (In thousands)

●	Cash and cash equivalents	$369,526
●	Investments	5,490,838
●	Premiums receivable	53,440
●	Other assets	241,483

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance increased to $370 million as of March 31, 2020, from $169 million as of December 31, 2019, as net cash generated from operating and investing activities was only partly offset by net cash used in financing activities.

Consolidated balance sheets - Liabilities and equity
as of March 31, 2020 (In thousands)

●	Loss reserves	$574,753
●	Unearned premiums	365,408
●	Long-term debt	833,027
●	Other liabilities	140,271
●	Shareholders’ equity	4,241,828

Loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) reported delinquencies known as case reserves, (2) IBNR, and (3) LAE reserves. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance increased by 3% to $549 million as of March 31, 2020, from $534 million as of December 31, 2019. Reinsurance recoverables on our estimated losses and settlement expenses were $26 million and $22 million as of March 31, 2020 and December 31, 2019, respectively. The overall increase in our net loss reserves during the first three months of 2020 was due to reserves established on new notices in the quarter, including IBNR, exceeding claims paid in the quarter.

MGIC Investment Corporation - Q1 2020 | 49

Investment portfolio
The average duration and investment yield of our investment portfolio as of March 31, 2020, December 31, 2019, and March 31, 2019 are shown in the table below.

Portfolio duration and embedded investment yield
	March 31, 2020	December 31, 2019	March 31, 2019
Duration (in years)	4.0	3.9	4.0
Pre-tax yield (1)	3.1%	3.1%	3.2%
After-tax yield (1)	2.5%	2.5%	2.6%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of March 31, 2020, December 31, 2019, and March 31, 2019 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
March 31, 2020	22%	20%	35%	22%
December 31, 2019	21%	20%	34%	24%
March 31, 2019	21%	23%	32%	24%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

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

MGIC Investment Corporation - Q1 2020 | 50

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

Summary of consolidated cash flows
	Three Months Ended March 31,
(In thousands)	2020	2019
Total cash provided by (used in):
Operating activities	$184,324	$164,881
Investing activities	166,153	(40,115)
Financing activities	(150,007)	(17,292)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$200,470	$107,474
Net cash provided by operating activities for the three months ended March 31, 2020 increased compared to the same period of 2019 primarily due to lower level of losses paid, net, an increase in investment income, and an increase in net premiums written.

Net cash provided by investing activities for the three months ended March 31, 2020 primarily reflects sales and maturities of fixed income and equity securities in amounts that exceeded our purchases of fixed income and equity securities during the period.

Net cash used in investing activities for the three months ended March 31, 2019 reflects purchases of fixed income securities in an amount that exceeded our proceeds from the sales and maturities of fixed income securities during the period as cash from operations was available for additional investment.

Net cash used in financing activities for the three months ended March 31, 2020 primarily reflects share repurchases during the period in , cash dividends paid to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

Net cash used in financing activities for the three months ended March 31, 2019 reflects share repurchases and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of March 31, 2020, our holding company’s debt obligations were $815 million in aggregate principal consisting of our 5.75% Notes and 9% Debentures. MGIC’s ownership of $132.7 million of our holding company’s 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Liquidity analysis - holding company
As of March 31, 2020, we had approximately $562.5 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the first quarter of 2020 we used $120 million of holding company cash to repurchase shares. In light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases. See “Overview - Capital” of this MD&A for a discussion of the additional share repurchase program authorized in January 2020.

In the first quarter of 2020 we used $21 million to pay cash dividends to shareholders. On April 23, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on May 11, 2020, payable on May 29, 2020.

In the first three months of 2020, our holding company cash and investments increased by $238 million, to $563 million as of March 31, 2020.

Significant cash and investments inflows during the first three months:

•	$390 million of dividends received from MGIC and

•	$4 million of investment income.

Significant cash outflows during the first three months:

•	$120 million of share repurchase transactions,

•	$21 million in cash dividends paid to shareholders, and

•	$12 million of interest payments on our 5.75% Notes and 9% Debentures,

MGIC is not planning to request a dividend from its regulator, the Wisconsin OCI, to be paid in the second quarter. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. Future dividend payments from MGIC to the

MGIC Investment Corporation - Q1 2020 | 51

holding company will be determined on a quarterly basis, in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business.

The net unrealized losses on our holding company investment portfolio were approximately $1.7 million at March 31, 2020 and the portfolio had a modified duration of approximately 1.3 years.

Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest on our 9% Debentures. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

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

Debt at subsidiaries
MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. MGIC borrowed $155 million in the form of a fixed rate advance from the FHLB. Interest on the Advance is payable monthly at an annual rate, fixed for the term of the Advance, of 1.91%. The principal of the Advance matures on February 10, 2023. MGIC may prepay the Advance at any time. Such prepayment would be below par if interest rates have risen after the Advance was originated, or above par if interest rates have declined. The Advance is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance. MGIC provided eligible collateral from its investment portfolio.

Capital Adequacy
PMIERs
As of March 31, 2020, MGIC’s Available Assets under the PMIERs totaled approximately $4.3 billion, an excess of approximately $1.0 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements. Our reinsurance transactions provided an aggregate of approximately $1.3 billion of capital credit under the PMIERs as of March 31, 2020. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR and Home Re Transactions.

We anticipate an increase to our delinquency inventory caused by the COVID-19 pandemic. The PMIERs generally require us to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans; however, delinquent loans whose borrowers have been affected by the COVID-19 pandemic may be given the same treatment under the PMIERs as delinquent loans in areas that the Federal Emergency Management Agency ("FEMA") has declared major disaster areas in connection with hurricanes. Specifically, the Minimum Required Assets would be reduced by 70% for at least 120 days from the date the loan becomes delinquent, and longer if the loan is subject to a forbearance plan that meets certain requirements.

Refer to “Overview - Capital - GSEs” and our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility” of this MD&A for further discussion of PMIERs.

Risk-to-capital
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

MGIC Investment Corporation - Q1 2020 | 52

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	March 31, 2020	December 31, 2019
RIF - net (1)	$44,772	$44,338
Statutory policyholders’ surplus	1,268	1,619
Statutory contingency reserve	3,106	2,963
Statutory policyholders’ position	$4,374	$4,582
Risk-to-capital	10.2	9.7:1

(1)	RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation is shown in the table below.

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	March 31, 2020	December 31, 2019
RIF - net (1)	$45,069	$44,550
Statutory policyholders’ surplus	1,271	1,619
Statutory contingency reserve	3,166	3,021
Statutory policyholders’ position	$4,437	$4,640
Risk-to-capital	10.2	9.6:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at March 31, 2020 and December 31, 2019) for which loss reserves have been established.

The increase in MGIC's risk-to-capital and our combined insurance companies’ risk to capital in the first three months of 2020 was due to a decrease in the statutory policyholders’ position, offset by an increase in our RIF, net of reinsurance. The decrease in statutory policyholder’s position is primarily due to dividends paid to our holding company in the first three months of 2020 of $390 million. For additional information on dividends paid from MGIC to the holding company refer to “Overview - Capital” of this MD&A”

Our RIF, net of reinsurance, increased in the first three months of 2019, due to an increase in our IIF, offset by an increase in our ceded RIF under our QSR Transactions. Our risk-to-capital ratio will increase if the percentage increase in net insured risk exceeds the percentage increase in capital.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	Baa1	Stable
Standard and Poor’s Rating Services	BBB+	Negative
A.M. Best	A-	Stable

Standard and Poor's recently revised its outlook for the U.S. Mortgage Insurers market segment to "negative,” due to the risks associated with the COVID-19 pandemic. A.M. Best recently revised its outlook for the U.S. Mortgage Insurers market segment to "negative," but did not change MGIC's or MAC’s outlook at that time. For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MAC financial strength ratings
Rating Agency	Rating	Outlook
A.M. Best	A-	Stable

MGIC Investment Corporation - Q1 2020 | 53

Contractual Obligations

The following table summarizes, as of March 31, 2020, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,936.7	$50.6	$255.7	$483.5	$1,146.9
Operating lease obligations	2.0	1.1	0.9	—	—
Purchase obligations	8.9	5.4	3.5	—	—
Other long-term liabilities	574.8	215.6	260.9	98.3	—
Total	$2,522.4	$272.7	$521.0	$581.8	$1,146.9
Our long-term debt obligations as of March 31, 2020 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Purchase obligations consist primarily of agreements to purchase items related to our corporate headquarters update and continued investment in our information technology infrastructure in the normal course of business.

Our other long-term liabilities represent the case and LAE loss reserves established to recognize the liability for losses and LAE related to existing delinquencies on insured mortgage loans. The timing of the future claim payments associated with the established case loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of delinquency to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge differently than this estimate, in part, due to uncertainty regarding the impact of certain factors, such as impacts from the COVID-19 pandemic, loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process.

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

MGIC Investment Corporation - Q1 2020 | 54

Forward Looking Statements and Risk Factors
General:  Our business, results of operations, and financial condition could be affected by the risk factors referred to under “Location of Risk Factors” below. These risk factors are an integral part of Management’s Discussion and Analysis.

These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as we “believe,” “anticipate” or “expect,” or words of similar import, are forward looking statements. These risk factors, including the discussion of the impact of the COVID-19 pandemic, speak only as of the date of this press release and are subject to change without notice as the Company cannot predict all risks relating to this evolving set of events. We are not undertaking any obligation to update any forward looking statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

While we communicate with security analysts from time to time, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report, and such reports are not our responsibility.

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section C, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2020, the modified duration of our fixed income investment portfolio was 4.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.0% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2020 | 55

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Exhibit 99.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The risk factors in the 10-K, as supplemented by this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
The impact of the COVID-19 pandemic on our business and financial condition may be material.
While uncertain, the impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may be material. We expect that the increase in unemployment and economic uncertainty resulting from initiatives to reduce the transmission of COVID-19 (including "shelter-in-place" restrictions), as well as COVID-19‑related illnesses and deaths, will negatively impact our business. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the resulting level of unemployment, and the impact of various government initiatives (including the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")) and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19 and efforts to reduce its transmission.
The COVID-19 pandemic has impacted and may continue to impact our business in various ways, including the following:

•
Our incurred losses will increase as the number of insured mortgage delinquencies increase. We establish case reserves for insurance losses when delinquency notices are received and for loans we estimate are delinquent prior to the close of the accounting period but for which delinquency notices have not yet been reported to us (this is often referred to as “IBNR”). For information about our loss reserving methodology, see our risk factors titled "Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses or risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods," and "Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves."

•	We will be required to maintain more capital under the private mortgage insurer eligibility requirements ("PMIERs") of the GSEs, which generally require more capital to be held for delinquent loans than for performing loans. For more information about the capital requirements of the PMIERs, see our risk factor titled "We may not continue to meet the GSEs' private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."

•
Over time, as the number of delinquencies increases, the number of claims that we must pay is likely to increase. For more information, see our risk factor titled "Downturns in the domestic economy or declines in the value of borrowers' homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns."

•
As the number of purchase mortgage originations decreases, and if the number of refinance mortgage originations decreases, the number of mortgages available for us to insure in the near term will also decrease. For more information, see our risk factor titled "If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline."

•
We may be unable to secure excess of loss reinsurance through insurance-linked notes transactions in the near term. For more information, see our risk factor titled "Reinsurance may not always be available or affordable."

•
Our receipt of premiums may be delayed. For more information, see our risk factor titled "We are susceptible to disruptions in the servicing of mortgage loans that we insure and we rely on third-party reporting for information regarding the mortgage loans we insure."

•
Our operations may be impacted if our management or other employees are unable to perform their duties as a result of COVID-19-related illnesses. For more information, see our risk factor titled "We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements."

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

MGIC Investment Corporation - Q1 2020 | 56

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
The unemployment rate rose from 3.5% as of December 31, 2019, to 4.4 % as of March 31, 2020, and, on May 3, 2020, The Wall Street Journal reported that economists it surveyed forecast that unemployment rose to 16.1% as of April 30, 2020. We expect increasing unemployment to result in an increasing number of mortgage delinquencies and insurance claims; however, the increases are difficult to predict given the uncertainty in the current market environment, including uncertainty about the length and severity of the COVID-19 pandemic; the length of time that measures intended to reduce the transmission of COVID-19 remain in place; effects of forbearance programs enacted by the GSEs, various states and municipalities; and effects of stimulus programs, including those contained in the CARES Act. The programs contained in the CARES Act include, among many others:

•
Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic. Forbearance allows for mortgage payments to be suspended for up to 360 days. Approximately 82% of our insurance in force that was written in 2019 and before was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the Consumer Financial Protection Bureau ("CFPB") requires substantial loss mitigation efforts be made prior to servicers initiating foreclosure, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.

•	For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions for at least 60 days from March 18, 2020, on mortgages purchased or securitized by the GSEs.

•	Direct aid to individuals in the form of refundable tax credit rebates paid in April 2020.

•	"Paycheck Protection Program " to provide small businesses with funds to pay up to eight weeks of payroll costs, and certain other expenses.

•	Enhanced unemployment benefits.

•	Increased flexibility under retirement plans.

We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.
We must comply with a GSE's PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are generally based on an insurer’s book of insurance in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements).
Based on our interpretation of the PMIERs, as of March 31, 2020, MGIC’s Available Assets totaled $4.3 billion, or $1.0 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In calculating these "Minimum Required Assets," the total credit for risk ceded under our reinsurance transactions is subject to a modest reduction. Our reinsurance transactions are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions, without penalty.
While loans that were current at the time a COVID-19 pandemic-related forbearance was initiated are not to be reported as delinquent for consumer credit reporting purposes, they may be reported to mortgage insurers and the GSEs as delinquent, and are treated as delinquent for purposes of the PMIERs. Loans that were delinquent at the time such a forbearance was initiated are expected to be reported as delinquent to mortgage insurers and the GSEs. The PMIERs generally require us to maintain significantly more Minimum Required Assets for delinquent loans than for performing loans; however, delinquent loans whose borrowers have been affected by the COVID-19 pandemic may be given the same treatment under the PMIERs as delinquent loans in areas that the Federal Emergency Management Agency ("FEMA") has declared major disaster areas in connection with hurricanes. Specifically, the Minimum Required Assets would be reduced by 70% for at least 120 days from the date the loan becomes delinquent, and longer if the loan is subject to a forbearance plan that meets certain requirements.
Under the current PMIERs, to be eligible for the 70% reduction, the loan must be backed by a property located in a FEMA Declared Major Disaster Area and either 1) or 2) below must apply. FEMA has declared all states and territories in which we conduct business to be Major Disaster Areas as a result of the impact of the COVID-19 pandemic. Absent a forbearance plan described in 1) below, the 70% reduction may be applied no longer than 120 days from the initial default date.

MGIC Investment Corporation - Q1 2020 | 57

1)
The loan is subject to a forbearance plan executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. As of the date of this report, not all states have delegated eligible individual assistance.

2)
The loan has an initial default date occurring up to either (i) 30 days prior to or (ii) 90 days following the Major Disaster event. It is uncertain how the date of the "Major Disaster event" will be determined for the COVID-19 pandemic.

The mortgage insurance industry has asked the Federal Housing Finance Agency (the "FHFA") and the GSEs to consider revisions to the PMIERs in light of the differences between FEMA declarations associated with hurricanes and those associated with the COVID-19 pandemic. Among other things, the industry asked the FHFA and GSEs to specify how "Major Disaster event" will be determined and to not limit the forbearance plans described in 1) above to those executed in response to a FEMA Declared Major Disaster Area eligible for Individual Assistance. We applied the 70% reduction discussed above when calculating our PMIERs Minimum Required Assets for March 31, 2020. We expect to receive guidance from the GSEs before we calculate our PMIERs Minimum Required Assets for June 30, 2020.
Although we have requested servicers to provide us with information about the forbearance status of loans, we may not receive such reporting and, therefore, may not be able to take advantage of the 70% reduction after a loan has been delinquent 120 days.
It is possible that, despite reducing the Minimum Required Assets for certain delinquent loans by 70%, the increasing number of delinquent loans caused by the COVID-19 pandemic will cause our Available Assets to be less than our Minimum Required Assets. As of March 31, 2020 and April 30, 2020, there were 27,384 and 30,243 loans in our delinquency inventory, respectively. We expect that the majority of COVID-19 pandemic-related delinquencies have not yet been reported; however, we are unable to predict the number of loans that will become delinquent as a result of the COVID-19 pandemic. We estimate that, as of March 31, 2020, our delinquency inventory would have had to have grown by approximately 235,000 loans to cause our Available Assets to be less than our Minimum Required Assets. This estimation was based on several simplifying assumptions, including that all incremental delinquencies were associated with the COVID-19 pandemic (and, therefore, receive the 70% reduction in Minimum Required Assets discussed above), reflect the same mix of book years and risk characteristics as our remaining risk-in force, and are subject to 21% quota share reinsurance (the weighted average quota share reinsurance on our risk in force).
If our Available Assets are less than our Minimum Required Assets, then we would not be in compliance with the PMIERs. The PMIERs provide a list of remediation actions for a mortgage insurer's non-compliance, with additional actions possible in the GSEs' discretion. At the extreme, the GSEs may suspend or terminate eligibility to insure loans purchased by them. Such suspension or termination would significantly reduce the volume of our new business writings; the vast majority of our NIW since 2008 has been for loans delivered to or purchased by the GSEs.

In addition to the increase in Minimum Required Assets associated with delinquent loans whose borrowers are affected by the COVID-19 pandemic, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

•
The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. We do not anticipate that the regular periodic updates will occur more frequently than once every two years. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors; however, the GSEs may amend any portion of the PMIERs at any time. It is possible that the FHFA and GSEs will not agree to the COVID-19-specific changes requested by the mortgage insurance industry or that they will revise the PMIERs to provide that there is no reduction in the Minimum Required Assets for COVID-19-related delinquencies.

•
There may be future implications for PMIERs based upon forthcoming regulatory capital requirements for the GSEs. In 2018, the FHFA issued a proposed capital rule for the GSEs, which included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance. A re-proposed capital rule is expected to be released; however, the timing and content of the re-proposal are uncertain. Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan could have future implications for PMIERs.

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
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when notices of default on insured mortgage loans are received and for loans we estimate are in default but for which notices of default have not yet been reported to us by the servicers (this is often referred to as “IBNR”). Because our reserving method does not take consider losses that could occur from loans that are not delinquent, such losses are not reflected in our financial statements, except in the case where a premium deficiency exists. A premium deficiency exists when the present value of expected future losses and expenses exceed the present value of expected future premiums and already established loss

MGIC Investment Corporation - Q1 2020 | 58

reserves on the applicable loans. As a result, future losses on loans that are not currently delinquent may have a material impact on future results as such losses emerge. As of March 31, 2020, we had established case reserves and reported losses incurred for 27,384 loans in our delinquency inventory and increased our IBNR reserve from $22 million at December 31, 2019 to $30 million at March 31, 2020. Though not reflected in our March 31, 2020 financial results, as of April 30, 2020, our delinquency inventory had increased to 30,243 loans. We expect that delinquencies will increase from that level as a result of the COVID-19 pandemic, including as a result of the increase in unemployment associated with initiatives intended to reduce the transmission of COVID-19. As a result, we expect our losses incurred to increase in future periods. The impact of the COVID-19 pandemic on the number of delinquencies and our losses incurred will be influenced by various factors, including those discussed in our risk factor titled "The impact of the COVID-19 pandemic on our business and financial condition may be material."
Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.
When we establish case reserves, we estimate the ultimate loss on delinquent loans by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimated claim rate and claim severity represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions, the impact of various government actions (including the enactment of the CARES Act) and actions taken by the GSEs (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce the transmission of COVID-19, and a change in the length of time loans are delinquent before claims are received. The change in conditions may include changes in unemployment, including prolonged unemployment as a result of the COVID-19 pandemic, affecting borrowers’ income and thus their ability to make mortgage payments, and changes in home prices, which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. The economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions. Information about the geographic dispersion of our insurance in force can be found in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC. Changes to our claim rate and claim severity estimates could have a material impact on our future results, even in a stable economic environment. In addition, historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate.

The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.
We set premiums at the time a policy is issued based on our expectations regarding likely performance of the insured risks over the long term. Our premiums are subject to approval by state regulatory agencies, which can delay or limit our ability to increase our premiums. In addition, our customized rate plans may delay our ability to increase our premiums on the NIW covered by such plans. Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. The premiums we charge, the investment income we earn and the amount of reinsurance we carry may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipated when we set the premiums, could adversely affect our results of operations or financial condition. Our premium rates are also based in part on the amount of capital we are required to hold against the insured risk. If the amount of capital we are required to hold increases from the amount we were required to hold when a policy was written, we cannot adjust premiums to compensate for this and our returns may be lower than we assumed. For a discussion of the effect of the COVID-19 pandemic on the amount of capital we are required to hold, see our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."
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

MGIC Investment Corporation - Q1 2020 | 59

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
In 2019, we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of new insurance written ("NIW") has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Regarding the concentration of our new business, our top ten customers accounted for approximately 26% and 25% of our NIW, in each of the twelve months ended March 31, 2020 and 2019.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Premium rates on NIW will change our premium yield (net premiums earned divided by the average insurance in force) over time as older insurance policies run off and new insurance policies with different premium rates are written. Our premium rates are subject to approval by state regulatory agencies, which can delay or limit our ability to change them, outside of the parameters already approved. In addition, our customized rate plans may delay our ability to increase our premiums on the NIW covered by such plans.
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
The vast majority of our insurance written since 2008 has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of each of the GSEs require a mortgage insurer to maintain a minimum amount of assets to support its insured risk, as discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.” The PMIERs do not require an insurer to maintain minimum financial strength ratings; however, our financial strength ratings can affect us in the following ways:

•
A downgrade in our financial strength ratings could result in increased scrutiny of our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW. Standard and Poor's recently revised its outlook, to "negative," for MGIC and other U.S. mortgage insurers due to the risks associated with the COVID-19 pandemic. A.M. Best recently revised its outlook for the U.S. Private Mortgage Insurers market segment to "negative," but did not change MGIC's outlook at that time.

•
Our ability to participate in the non-GSE mortgage market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from A.M. Best is A- (with a stable outlook), from Moody’s is Baa1 (with a stable outlook) and from Standard & Poor’s is BBB+ (with a negative outlook).

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

MGIC Investment Corporation - Q1 2020 | 60

Reinsurance may not always be available or affordable.
As discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring," we have in place quota share and excess of loss reinsurance transactions providing various amounts of coverage on 86% of our risk in force. These reinsurance transactions enable us to earn higher returns on our business than we would without them because fewer Available Assets are required to be held under PMIERs. However, reinsurance may not always be available to us or available on similar terms, the quota share reinsurance transactions subject us to counterparty credit risk, and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. If we are unable to obtain reinsurance for NIW, our returns may decrease absent an increase in premium rates. An increase in our premium rates may lead to a decrease in our NIW.
We have in place quota share reinsurance ("QSR") transactions with unaffiliated reinsurers that cover most of our insurance written from 2013 through 2021, and a portion of our insurance written prior to 2013. The quota share reinsurance coverage percentages range from 15% to 30%. We also have in place reinsurance agreements that provide excess-of-loss reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having an insurance coverage in force date on or after July 1, 2016 and before April 1, 2019. The transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). The market volatility caused by the COVID-19 pandemic has caused a disruption of uncertain duration in the market for new ILN transactions. The most recent ILN transaction in the market closed on February 3, 2020.
If our risk management programs are not effective in identifying, or adequate in controlling or mitigating, the risks we face, or if the models used in our businesses are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
Our enterprise risk management program, described in "Business - Our Products and Services - Risk Management" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019, may not be effective in identifying, or adequate in controlling or mitigating, the risks we face in our business.
We employ proprietary and third party models to project returns, price products (including through our risk-based pricing system), determine the techniques used to underwrite insurance, estimate reserves, generate projections used to estimate future pre-tax income and to evaluate loss recognition testing, evaluate risk, determine internal capital requirements, perform stress testing, and for other uses. These models rely on estimates and projections that are inherently uncertain and may not operate as intended, especially in unprecedented circumstances such as those surrounding the COVID-19 pandemic. In addition, from time to time we seek to improve certain models, and the conversion process may result in material changes to assumptions, including those about returns and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations may not be correct, and the controls we have in place to mitigate that risk may not be effective in all cases. The risks related to our models may increase when we change assumptions and/or methodologies, or when we add or change modeling platforms. We have enhanced, and we intend to continue to enhance, our modeling capabilities. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.
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
The Company has activated its business continuity program by transitioning to a remote worker virtual workforce model with certain essential activities supported by limited staff in controlled office environments. This transition was made to responsibly provide for the safety of employees related to the COVID-19 pandemic and to continue to serve customers across our businesses. We have established a temporary succession plan for each of our key executives, should an executive be unable to perform his or her duties due to a COVID-19 related illness; however, it is uncertain what impact COVID-19-related illnesses may have on our operations in the future.
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

MGIC Investment Corporation - Q1 2020 | 61

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
A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance and limit our NIW. The COVID-19 pandemic, including the related restrictions on business in most parts of the U.S., and its effect on unemployment and consumer confidence, may affect the number of purchase mortgage originations. Underwriting standards have become more stringent as a result of the economic uncertainty caused by the COVID-19 pandemic and that may also cause a decline in the volume of low down payment home mortgage originations. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.”
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

The percentage of our NIW from all single-premium policies has ranged from approximately 10% in 2013 to 19% in 2017 and was 15% in the first quarter of 2020 and 16% in 2019. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
We have in place quota share reinsurance ("QSR") transactions with unaffiliated reinsurers that cover most of our insurance written from 2013 through 2021, and a portion of our insurance written prior to 2013. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending upon the level of ceded losses.
In 2018 and 2019, MGIC entered into reinsurance agreements that provide excess-of-loss reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having an insurance coverage in force date on or after July 1, 2016 and before April 1, 2019. The transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). We expect that we may enter into other ILN transactions if capital market conditions are favorable. However, the market volatility caused by the COVID-19 pandemic has caused a disruption of uncertain duration in the market for new ILN transactions. The most recent ILN transaction in the market closed on February 3, 2020.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield because an increasing percentage of our insurance in force is from recent book years whose premium rates had been trending lower.
Our ability to rescind insurance coverage became more limited for insurance we wrote beginning in mid-2012. As a result of revised PMIERs requirements, we have revised our master policy effective for new insurance written beginning March 1, 2020. Our ability to rescind insurance coverage will become further limited for insurance we write under the new master policy, potentially resulting in higher losses than would be the case under our existing master policies. In addition, our rescission rights temporarily have become more limited due to accommodations we have made in connection with the COVID-19 pandemic. We have waived our rescission rights in certain circumstances where the failure to make payments was associated with a COVID-19 pandemic-related forbearance.
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

MGIC Investment Corporation - Q1 2020 | 62

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of March 31, 2020, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (15.1%), loans with borrowers having FICO scores below 620 (1.9%), mortgages with borrowers having FICO scores of 620-679 (8.7%), mortgages with limited underwriting, including limited borrower documentation (1.6%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (14.1%), each attribute as determined at the time of loan origination. An individual loan may have more than one of these attributes.
Beginning in 2017, the percentage of NIW that we have written on mortgages with LTV ratios greater than 95% and mortgages with DTI ratios greater than 45% has increased, although the percentage of NIW that we have written on mortgages with DTI ratios greater than 45% has declined in 2019 and the first quarter of 2020 from its 2018 level. In 2018, we started considering DTI ratios when setting our premium rates, and we changed our methodology for calculating DTI ratios for pricing and eligibility purposes to exclude the impact of mortgage insurance premiums. As a result of this change, loan originators may have changed the information they provide to us. Although we have revised our operational procedures to account for this possibility, we cannot be sure that the DTI ratio we report for each loan beginning in late 2018 includes the related mortgage insurance premiums in the calculation. In addition, we expect to insure certain loans that would not have previously met our guidelines and to offer premium rates for certain loans lower than would have been offered under our previous methodology.
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
We depend on reliable, consistent third-party servicing of the loans that we insure. As discussed below, the increase in delinquent loans expected to be caused by the COVID-19 pandemic may result in liquidity issues and operational burdens for servicers, which may result in a delay in our receipt of premiums and disruptions in servicing.
The CARES Act provides for payment forbearance on loans purchased or secured by the GSEs to borrowers experiencing a hardship during the COVID-19 pandemic. During the forbearance period, mortgage servicers are required to pay four months of principal and interest to investors in the securities backed by the loans, even though the servicers are not receiving payments from borrowers. This may cause liquidity issues for especially non-bank servicers (who service approximately 40% of the loans underlying our insurance in force) because they do not have the same sources of liquidity that bank servicers have.
While there has been no disruption in our premium receipts through the end of April 2020, we expect that if servicers experience future liquidity issues, they may be less likely to advance premiums to us on policies covering delinquent loans because they are not receiving payments from borrowers. Servicers experiencing liquidity issues may also be less likely to remit our premiums on policies covering loans that are not delinquent. Our policies allow us to cancel coverage on loans that are not delinquent if the premiums are not paid within a grace period. However, in response to the COVID-19 pandemic, many states have enacted moratoriums on the cancellation of insurance due to non-payment. The specific provisions of the moratoriums vary from state-to-state.
The increased operational burdens associated with the likely increase in delinquent loans caused by the COVID-19 pandemic, as well as the possible transfer of servicing resulting from liquidity issues, may cause a disruption in the servicing of delinquent loans and reduce servicers’ ability to undertake mitigation efforts that could help limit our losses.
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
At March 31, 2020, we had approximately $563 million in cash and investments at our holding company and our holding company’s debt obligations were $815 million in aggregate principal amount, consisting of $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes") and $390 million of 9% Debentures due in 2063 (of which approximately $133 million

MGIC Investment Corporation - Q1 2020 | 63

was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of March 31, 2020, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).
The 5.75% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividends, and in the first quarter of 2020 and in the full year 2019, it paid a total of $390 million and $280 million, respectively, in dividends to our holding company. We ask the OCI not to object before MGIC pays dividends and, due to the uncertainty surrounding the COVID-19 pandemic, we do not expect MGIC to pay a dividend to the holding company in the second quarter of 2020.
In the first quarter of 2020 and in 2019, we repurchased approximately 9.6 million and 8.7 million shares of our common stock, respectively, using approximately $120 million and $114 million of holding company resources, respectively. As of March 31, 2020, we had $291 million of authorization remaining to repurchase our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and due to the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.
As noted above under our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility,” although we are currently in compliance with the requirements of the PMIERs, there can be no assurance that we would not seek to issue debt capital or to raise additional equity or equity-linked capital to manage our capital position under the PMIERs or for other purposes. Any future issuance of equity securities may dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.
At March 31, 2020, we had outstanding $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures") (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at a conversion rate, which is subject to adjustment, of 74.4718 common shares per $1,000 principal amount of debentures. This represents a conversion price of approximately $13.43 per share. The payment of dividends by our holding company results in an adjustment to the conversion rate and price, with such adjustment generally deferred until the end of the year.
We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.46 for at least 20 of the 30 trading days preceding notice of the redemption.
We have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures. For more information about the 9% Debentures, including additional requirements resulting from the deferral of interest, see Note 7 – “Debt” to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.
For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 4 – “Earnings Per Share” to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. As noted above, in the first quarter of 2020 and in 2019, we repurchased shares of our common stock and may do so in the future. In addition, we have in the past purchased, and may in the future purchase, our debt securities.
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

MGIC Investment Corporation - Q1 2020 | 64

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
In response to the COVID-19 pandemic, the Company activated its business continuity program by transitioning to a remote worker virtual workforce model with certain essential activities supported by limited staff in controlled office environments. While we continue to maintain our full operations, the virtual workforce model may be more vulnerable to security breaches, damage or disruption.
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
Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.
Pandemics and other natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires and floods, or other events related to changing climatic conditions, could trigger an economic downturn in the affected areas, which could result in a decline in our business and an increased claim rate on policies in those areas. Natural disasters, rising sea levels and increased cost of flood insurance could lead to a decrease in home prices in the affected areas, or in areas with similar risks, which could result in an increase in claim severity on policies in those areas. If we were to attempt to limit our new insurance written in disaster-prone areas, lenders may be unwilling to procure insurance from us anywhere.
Pandemics and other natural disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with the financial requirements of the PMIERs.
The PMIERs require us to maintain significantly more "Minimum Required Assets" for delinquent loans than for performing loans; however, the increase in Minimum Required Assets is not as great for certain delinquent loans in areas that the Federal Emergency Management Agency has declared major disaster areas. An increase in delinquency notices resulting from a pandemic, such as the COVID-19 pandemic, or other natural disaster may result in an increase in "Minimum Required Assets" and a decrease in the level of our excess "Available Assets" which is discussed in our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."

MGIC Investment Corporation - Q1 2020 | 65

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended March 31, 2020.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
January 1, 2020	January 1, 2020	—	$—	—	$410,815,326
February 1, 2020	February 29, 2020	5,849,932	$13.28	5,849,932	$333,132,019
March 1, 2020	March 31, 2020	3,762,014	$11.25	3,762,014	$290,818,024
		9,611,946	$12.47	9,611,946

(1)
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

MGIC Investment Corporation - Q1 2020 | 66

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	March 25, 2020
4.2	Amended and Restated Bylaws, as amended (included as Exhibit 3.2)	8-K	3.2	March 25, 2020
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and through updating of various statistical and other information †

99.28	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020 †
99.29
State Variations Endorsement (for other than Maine and Puerto Rico) to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020 †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2020 | 67

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 7, 2020.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2020 | 68