Form 10-Q
period 2020-06-30
MGIC INVESTMENT CORP
filed 2020-08-04
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2020, there were 338,573,493 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q2 2020 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

MGIC Investment Corporation - Q2 2020 | 3

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
Borrower-paid mortgage insurance

/ C
CARES Act
The Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020

CECL
Current expected credit losses covered under Accounting Standards Codification 326

CFPB
Consumer Financial Protection Bureau

CLO
Collateralized loan obligations

CMBS
Commercial mortgage-backed securities

COVID-19 Pandemic
An outbreak of the novel coronavirus disease, later named COVID-19, that has spread globally, causing significant adverse effects on populations and economies. The outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency in the United States in March 2020

CRT
Credit risk transfer. The transfer of a portion of mortgage credit risk to the private sector through different forms of transactions and structures

Credit Union QSR Transaction
Quota share reinsurance transaction with an unaffiliated reinsurer to cede business from credit union institutions.

/ D
DAC
Deferred insurance policy acquisition costs

Debt-to-income (“DTI”) ratio
The ratio, expressed as a percentage, of a borrower’s total debt payments to gross income

Direct
Direct means before giving effect to reinsurance

Delinquent Loan
A loan that is past due on a mortgage payment. A delinquent loan is typically reported to us by servicers when the loan has missed two or more payments. A loan will continue to be reported as delinquent until it becomes current or a claim payment has been made. A delinquent loan is also referred to as a default

/ E
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

MGIC Investment Corporation - Q2 2020 | 4

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

Home Re Transactions
Excess-of-loss reinsurance transactions with unaffiliated special purpose insurers domiciled in Bermuda

HOPA
Homeowners Protection Act

HUD
Housing and Urban Development

/ I
IBNR
Losses incurred on delinquent loans for which the delinquency has not been reported

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

MGIC Investment Corporation - Q2 2020 | 5

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

Primary Insurance
Insurance that provides mortgage default protection on individual loans. Primary insurance may be written on a "flow" basis, in which loans are insured in individual, loan-by-loan transactions, or on a "bulk" basis, in which each loan in a portfolio of loans is individually insured in a single bulk transaction.

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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q2 2020 | 6

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	Note	June 30, 2020	December 31, 2019
ASSETS
Investment portfolio:	2 / 7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2020 - $5,597,554; 2019 - $5,562,550)		$5,862,262	$5,737,892
Equity securities, at fair value (cost 2020 - $17,467; 2019 - $17,188)		17,953	17,328
Other invested assets, at cost		3,100	3,100
Total investment portfolio		5,883,315	5,758,320
Cash and cash equivalents		366,715	161,847
Restricted cash and cash equivalents		4,678	7,209
Accrued investment income		46,790	49,705
Reinsurance recoverable on loss reserves	2/4	63,444	21,641
Reinsurance recoverable on paid losses	2	1,351	1,521
Premiums receivable	2	54,028	55,587
Home office and equipment, net		47,738	50,121
Deferred insurance policy acquisition costs		20,645	18,531
Deferred income taxes, net		—	5,742
Other assets		85,884	99,347
Total assets		$6,574,588	$6,229,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$797,396	$555,334
Unearned premiums		343,229	380,302
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	421,443	420,867
Convertible junior subordinated debentures	3	256,872	256,872
Other liabilities		217,293	151,962
Total liabilities		2,191,233	1,920,337
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2020 - 371,353; 2019 - 371,353; shares outstanding 2020 - 338,567; 2019 - 347,308)		371,353	371,353
Paid-in capital		1,859,195	1,869,719
Treasury stock at cost (shares 2020 - 32,786; 2019 - 24,045)		(393,425)	(283,196)
Accumulated other comprehensive income, net of tax		145,412	72,708
Retained earnings		2,400,820	2,278,650
Total shareholders’ equity		4,383,355	4,309,234
Total liabilities and shareholders’ equity		$6,574,588	$6,229,571
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2020 | 7

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2020	2019	2020	2019
Revenues:
Premiums written:
Direct		$283,224	$283,189	$557,948	$557,086
Assumed		3,899	1,505	6,758	2,612
Ceded	4	(65,738)	(41,096)	(97,314)	(71,819)
Net premiums written		221,385	243,598	467,392	487,879
Decrease in unearned premiums, net		22,177	3,504	37,071	8,984
Net premiums earned		243,562	247,102	504,463	496,863
Investment income, net of expenses		39,679	42,423	81,026	83,008
Net realized investment gains (losses)	7	6,701	307	8,592	(219)
Other revenue		4,026	2,485	6,780	4,315
Total revenues		293,968	292,317	600,861	583,967

Losses and expenses:
Losses incurred, net	11	217,374	21,836	278,330	60,899
Amortization of deferred policy acquisition costs		2,909	2,760	5,419	5,238
Other underwriting and operating expenses, net		44,273	42,960	86,535	88,900
Interest expense		12,929	13,550	25,855	26,783
Total losses and expenses		277,485	81,106	396,139	181,820
Income before tax		16,483	211,211	204,722	402,147
Provision for income taxes		2,436	43,433	40,870	82,428
Net income		$14,047	$167,778	$163,852	$319,719

Earnings per share:
Basic	6	$0.04	$0.47	$0.48	$0.90
Diluted	6	$0.04	$0.46	$0.48	$0.87

Weighted average common shares outstanding - basic	6	338,593	355,734	341,323	355,694
Weighted average common shares outstanding - diluted	6	339,661	376,603	362,003	376,635

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2020 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2020	2019	2020	2019
Net income		$14,047	$167,778	$163,852	$319,719
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	143,181	70,754	70,596	151,825
Benefit plan adjustments		1,007	1,549	2,108	3,199
Other comprehensive (loss) income, net of tax		144,188	72,303	72,704	155,024
Comprehensive income		$158,235	$240,081	$236,556	$474,743

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2020 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2020	2019	2020	2019
Common stock
Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,855,371	1,856,236	1,869,719	1,862,536
Reissuance of treasury stock, net under share-based compensation plans		—	—	(18,667)	(11,582)
Equity compensation		3,824	4,342	8,143	9,624
Balance, end of period		1,859,195	1,860,578	1,859,195	1,860,578

Treasury stock
Balance, beginning of period		(393,425)	(169,129)	(283,196)	(175,059)
Reissuance of treasury stock, net under share-based compensation plans		—	—	9,768	5,930
Repurchase of common stock	12	—	(24,941)	(119,997)	(24,941)
Balance, end of period		(393,425)	(194,070)	(393,425)	(194,070)

Accumulated other comprehensive income (loss)
Balance, beginning of period		1,224	(41,493)	72,708	(124,214)
Other comprehensive (loss) income, net of tax	9	144,188	72,303	72,704	155,024
Balance, end of period		145,412	30,810	145,412	30,810

Retained earnings
Balance, beginning of period		2,407,305	1,799,216	2,278,650	1,647,275
Net income		14,047	167,778	163,852	319,719
Cash dividends	12	(20,532)	—	(41,682)	—
Balance, end of period		2,400,820	1,966,994	2,400,820	1,966,994

Total shareholders’ equity		$4,383,355	$4,035,665	$4,383,355	$4,035,665

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2020 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$163,852	$319,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,457	23,464
Deferred tax expense	14,834	7,043
Net realized investment (gains) losses	(8,592)	219
Change in certain assets and liabilities:
Accrued investment income	2,915	(271)
Reinsurance recoverable on loss reserves	(41,803)	14,926
Reinsurance recoverable on paid losses	170	(13,955)
Premium receivable	1,559	(2,402)
Deferred insurance policy acquisition costs	(2,114)	219
Profit commission receivable	32,331	(976)
Loss reserves	242,062	(52,117)
Unearned premiums	(37,071)	(8,986)
Return premium accrual	(1,900)	(7,300)
Current income taxes	26,371	(2,300)
Other, net	2,054	4,328
Net cash provided by operating activities	420,125	281,611

Cash flows from investing activities:
Purchases of investments	(992,722)	(677,391)
Proceeds from sales of investments	476,639	183,620
Proceeds from maturity of fixed income securities	469,559	327,818
Additions to property and equipment	(942)	(3,280)
Net cash used in investing activities	(47,466)	(169,233)

Cash flows from financing activities:
Repurchase of common stock	(119,997)	(36,581)
Dividends paid	(41,426)	—
Payment of withholding taxes related to share-based compensation net share settlement	(8,899)	(5,652)
Net cash used in financing activities	(170,322)	(42,233)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	202,337	70,145
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	169,056	155,038
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$371,393	$225,183
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2020 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In 2019, the substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions). Based on our application of PMIERs, as of June 30, 2020, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2019 amounts have been made in the accompanying financial statements to conform to the 2020 presentation.

Recent Developments
The COVID-19 pandemic had a material impact on our second quarter 2020 financial results. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The increase in unemployment and economic uncertainty resulting from initiatives to reduce the transmission of COVID-19 (including “shelter-in-place” restrictions), as well as COVID-19-related illnesses and deaths, negatively impacted our business. Among other things, the COVID-19 pandemic led to an increase in new defaults, which increased our capital requirements under PMIERs on those delinquent loans and increased our losses incurred. The magnitude of the future impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the resulting level of unemployment, and the impact of past and future government initiatives (including the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")) and actions taken by the GSEs (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce its transmission.

Subsequent events
We have considered subsequent events through the date of this filing.

Note 2. Significant Accounting Policies
Investments
Each quarter we perform reviews of our investments to assess declines in the fair value of available-for-sale securities. Effective January 1, 2020, we adopted Accounting Standards Board (FASB) ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments, which created a new comprehensive credit loss standard, FASB Accounting Standards Codification (ASC) 326, Financial Instruments - Credit Losses. Upon adoption of ASC 326, any impairment losses on available-for-sale securities are recorded as an allowance, subject to reversal, rather than as a reduction to amortized cost, as was required under the previous other-than-temporary impairment (OTTI) model. Our determination of whether a decline below fair value requires an allowance does not consider the duration of the decline as was considered under the previous OTTI review. In accordance with the ASU, prior periods have not been restated.

MGIC Investment Corporation - Q2 2020 | 12

Reinsurance Recoverables
Each quarter, we assess the credit risk associated with our reinsurance recoverable. ASC 326 requires immediate recognition of estimated credit losses expected to occur over the remaining life of a reinsurance recoverable. Upon adoption of ASC 326, our assessment included, at least quarterly, reviewing the credit ratings of individual reinsurers, investor reports for our Home Re Transactions, collateral held in trust accounts in which MGIC is the sole beneficiary, and aging of outstanding reinsurance recoverable balances.

Premium Receivable
ASC 326 requires immediate recognition of estimated credit losses expected to occur over the remaining life of premium receivable. In determining if a credit loss allowance is required for premium receivable, consideration is given to the life of the premium receivable asset, areas of potential credit loss, and forward-looking predictive indicators.

Income Taxes
The CARES Act provides financial relief to individuals and businesses in the form of loans, grants, and tax changes, among other types of assistance. The tax changes in the CARES Act do not materially impact our financial results.

Recent accounting and reporting developments
Accounting standards effective in 2020, or early adopted, and relevant to our financial statements

Measurement of Credit Losses on Financial Instruments: ASU 2016-13
Effective January 1, 2020, we adopted ASC 326, Financial Instruments - Credit Losses (“CECL”). This new standard replaced the incurred loss impairment methodology with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under CECL, allowances are established by incorporating the forecast of future economic conditions into our loss estimate unless such forecast is not reasonable and supportable, in which case we revert to historical loss experience. Application of the CECL model impacts our reinsurance recoverables and premium receivable. ASC 326 also replaced the OTTI model with an impairment allowance model, subject to reversal, for available-for-sale investments, which are measured at fair value. Our mortgage insurance policies are outside the scope of ASC 326. The new guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore requires significant judgment in application. Applying ASC 326, we have determined that an allowance for credit losses related to our premium receivables, reinsurance recoverables, or available-for-sale securities was not necessary as of June 30, 2020. We continue to apply the previous guidance to 2019 and prior periods.

Changes to the Disclosure Requirements for Fair Value Measurement: ASU 2018-13
Effective January 1, 2020, we adopted FASB guidance that changes the disclosure requirements for fair value measurements. The updated guidance removed the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The updated guidance requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of the updated guidance did not have a material effect on our consolidated results of operations or liquidity.

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

Simplifying the Accounting for Income Taxes: ASU 2019-12
In December 2019, the FASB issued guidance which simplifies Accounting for Income Taxes (Topic 740). The ASU intends to reduce complexity through clarification and amendments of existing guidance. The updated guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim periods for which financial statements have not been issued. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact.

MGIC Investment Corporation - Q2 2020 | 13

Changes to the Disclosure Requirements for Defined Benefit Plans: ASU 2018-14
In August 2018, the FASB issued amendments to modify the disclosure requirements for defined benefit plans. The updated guidance removed the requirements to identify amounts that are expected to be reclassified out of accumulated other comprehensive income and recognized as components of net periodic benefit cost in the coming year and the effects of a one-percentage-point change in assumed health care cost trend rates on service and interest cost and on the postretirement benefit obligation. The updated guidance added disclosures for the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation for the period. The updated guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. An entity should apply the amendments on a retrospective basis to all periods presented. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statement disclosures, but do not expect it to have a material impact.

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of June 30, 2020 and December 31, 2019 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		June 30, 2020	December 31, 2019
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $425 million)		421.4	420.8
9% Debentures, due April 2063 (1)		256.9	256.9
Long-term debt, carrying value		$833.3	$832.7

(1)
Convertible at any time prior to maturity at the holder’s option, at a conversion rate, which is subject to adjustment, of 74.4718 shares per $1,000 principal amount, representing a conversion price of approximately $13.43 per share.

The 5.75% Senior Notes (“5.75% Notes”), and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

Interest payments
Interest payments for the six months ended June 30, 2020 and 2019 were $31.3 million and $25.5 million, respectively.

See Note 7 “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information pertaining to our debt obligations. As of June 30, 2020 we are in compliance with all of our debt covenants.

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2020	2019	2020	2019
Premiums earned:
Direct		$305,921	$287,183	$595,789	$566,796
Assumed		3,381	1,015	5,990	1,887
Ceded (1)		(65,740)	(41,096)	(97,316)	(71,820)
Net premiums earned		$243,562	$247,102	$504,463	$496,863

Losses incurred:
Direct		$256,224	$25,276	$322,786	$66,080
Assumed		133	(9)	299	(76)
Ceded		(38,983)	(3,431)	(44,755)	(5,105)
Losses incurred, net		$217,374	$21,836	$278,330	$60,899

(1)
Ceded premiums earned are net of profit commission. The profit commission varies directly and inversely with the level of ceded losses on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than we experienced in the first six months of 2020. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission.

Quota share reinsurance
Each of the reinsurers under our quota share reinsurance (“QSR”) agreements described below has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

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

The structure of the 2020 QSR Transaction is a 30% quota share, with a one-time option, elected by us, to reduce the cede rate to either 25% or 20% effective July 1, 2021, or bi-annually thereafter, for a fee, for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2020 QSR Transaction we will receive an annual profit commission

MGIC Investment Corporation - Q2 2020 | 14

provided the annual loss ratio on the loans covered under the transaction remains below
62%.

2021 QSR Coverage. In addition, one of the 2020 agreements also provides coverage on eligible NIW in 2021 ("2021 QSR Transaction").

Under the 2021 QSR Transaction, we will cede losses and premiums on or after the effective date through December 31, 2032 for 2021 NIW, at which time the agreement expires. Early termination of the agreement can be elected by us effective December 31, 2023, and bi-annually thereafter, for a fee, or under specified scenarios for no fee upon prior written notice, including if we will receive less than 90% of the full credit amount under the PMIERs for the risk ceded in any required calculation period or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

The structure of the 2021 QSR Transaction is a 17.5% quota share on 2021 NIW, with an option, elected by us, to reduce the cede rate to either 14.5% or 12% effective July 1, 2022 or semiannually thereafter. Generally, under the 2021 QSR Transaction, we will receive a profit commission provided the accident year loss ratio on the loans covered under the transaction remains below 62%.

Credit Union Quota Share Program
We entered into a Credit Union QSR Transaction with an unaffiliated reinsurer which covers NIW on loans originated by credit unions from April 1, 2020 through December 31, 2025 . Eligible credit union business written before 2020 was covered by our 2019 and prior QSR Transactions. Under the Credit Union QSR Transaction, we will cede losses and premiums on the covered NIW through December 31, 2039. Early termination of the agreement can be elected by us at any quarter-end if we will receive less than 80% of the full credit amount under the PMIERs full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

The structure of the Credit Union QSR Transaction is a 65% quota share, with a 20% ceding commission as well as a profit commission. Generally, we will receive a profit commission provided the accident year loss ratio on the loans covered under the transaction remains below 50%.

2019 and prior QSR Transactions. See Note 9 “Reinsurance” to Consolidated Financial Statements in our 2019 Form 10-K for more information about our QSR Transactions entered into prior to 2020.

Our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratio caps of 200%.

MGIC Investment Corporation - Q2 2020 | 15

Table 4.2 below provides a summary of our quota share reinsurance agreements, excluding captive agreements, for the three and six months ended June 30, 2020 and 2019.

Quota Share Reinsurance
Table	4.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2020	2019	2020	2019
Ceded premiums written and earned, net of profit commission (1)		$61,357	$36,525	$88,203	$64,689
Ceded losses incurred		38,982	3,440	44,786	5,116
Ceding commissions (2)		12,025	13,356	23,390	26,765
Profit commission (3)		(1,231)	37,021	28,748	75,902

(1)
Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements. The three and six months ended June 30, 2019 include a $6.8 million termination fee related to our 2015 QSR Transaction.

(2)	Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

(3)
The profit commission varies directly and inversely with the level of ceded losses on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than we experienced in the first six months of 2020. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in a lower profit commission and more benefit from ceded losses.

Under the terms of our QSR Transactions, currently in effect, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $63.4 million as of June 30, 2020 and $21.6 million as of December 31, 2019. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the amount of which is based on the funding requirements of PMIERs. An allowance for credit losses was not required for 2020.

Excess of loss reinsurance
We have aggregate excess of loss reinsurance agreements (“Home Re Transactions”) with unaffiliated special purpose insurers domiciled in Bermuda (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses, and a Home Re special purpose entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses in excess of the outstanding reinsurance coverage amount. The aggregate excess of loss reinsurance coverage decreases over a ten-year period, subject to certain conditions, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid. For each Home Re Transaction, a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. While the “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments.

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

Table 4.3 provides a summary of our excess of loss reinsurance agreements as of June 30, 2020 and December 31, 2019.

Excess of Loss Reinsurance
Table	4.3
(In thousands)				June 30, 2020		December 31, 2019
Home Re Entity (Issue Date)		Policy Inforce Dates	Termination Option Date (1)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages
Home Re 2018-1 Ltd. (Oct. - 2018)		July 1, 2016 - December 31, 2017	October 25, 2025	$166,573	$218,343	$167,779	$260,957
Home Re 2019-1 Ltd. (May - 2019)		January 1, 2018 - March 31, 2019	May 25, 2026	185,162	208,146	185,636	271,021
Total				$351,735	$426,489	$353,415	$531,978

(1)	We have the right to terminate the excess-of-loss reinsurance agreements under certain circumstances and on any payment date on or after the respective termination option date.

MGIC Investment Corporation - Q2 2020 | 16

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the unpaid portion of the ILNs it issued to raise funds to collateralize its reinsurance obligations to us, and the investment income collected on the collateral assets. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in one-month LIBOR, (or the fallback reference rate, as applicable) and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at June 30, 2020, were not material to our consolidated balance sheet, and the change in fair value during the three and six months ended June 30, 2020 was not material to our consolidated statements of operations. Total ceded premiums were $4.4 million and $9.1 million for the three and six months ended June 30, 2020, respectively and $4.5 million and $7.0 million for the three and six months ended June 30, 2019, respectively.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of June 30, 2020, and December 31, 2019, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from either VIE under our reinsurance agreements. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreements. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance agreements. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance agreements and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance agreements should its claims not be paid. We consider our exposure to loss from our reinsurance agreements with the VIEs to be remote.

Table 4.4 presents the total assets of the Home Re Entities as of June 30, 2020 and December 31, 2019.

Home Re total assets
Table	4.4
(In thousands)
Home Re Entity (Issue date)		Total VIE Assets
June 30, 2020
Home Re 2018-01 Ltd. (Oct - 2018)		$218,343
Home Re 2019-01 Ltd. (May - 2019)		208,146

December 31, 2019
Home Re 2018-01 Ltd. (Oct - 2018)		$269,451
Home Re 2019-01 Ltd. (May - 2019)		283,150

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

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In the first half of 2019 and 2020, curtailments reduced our average claim paid by approximately 4.7% and 4.0%, respectively.

Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission,

MGIC Investment Corporation - Q2 2020 | 17

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

Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss as a component of our IBNR and other reserves. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is reasonably possible that when resolved we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $39 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or consolidated results of operations.

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For purposes of calculating basic EPS, vested restricted stock and restricted stock units (“RSUs”) are considered outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. The determination of whether components are dilutive is calculated independently for each period. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested RSUs result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our 9% Debentures result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. For the quarter ended June 30, 2020, common stock equivalents of 19.1 million were not included because they were anti-dilutive.

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)		2020	2019	2020	2019
Basic earnings per share:
Net income		$14,047	$167,778	$163,852	$319,719
Weighted average common shares outstanding - basic		338,593	355,734	341,323	355,694
Basic earnings per share		$0.04	$0.47	$0.48	$0.90

Diluted earnings per share:
Net income		$14,047	$167,778	$163,852	$319,719
Interest expense, net of tax (1):
9% Debentures		—	4,566	9,132	9,132
Diluted income available to common shareholders		$14,047	$172,344	$172,984	$328,851

Weighted average common shares outstanding - basic		338,593	355,734	341,323	355,694
Effect of dilutive securities:
Unvested RSUs		1,068	1,841	1,551	1,913
9% Debentures		—	19,028	19,129	19,028
Weighted average common shares outstanding - diluted		339,661	376,603	362,003	376,635
Diluted earnings per share		$0.04	$0.46	$0.48	$0.87

(1)	The periods ended June 30, 2020 and 2019 were tax-effected at a rate of 21%.

MGIC Investment Corporation - Q2 2020 | 18

Note 7. Investments
Fixed income securities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at June 30, 2020 and December 31, 2019 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of June 30, 2020
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$346,881	$1,777	$(41)	$348,617
Obligations of U.S. states and political subdivisions		1,666,017	124,251	(1,291)	1,788,977
Corporate debt securities		2,514,526	137,465	(5,160)	2,646,831
Asset backed securities (“ABS”)		198,238	4,034	(2,716)	199,556
Residential mortgage backed securities (“RMBS”)		293,790	6,055	(353)	299,492
Commercial mortgage backed securities (“CMBS”)		264,857	10,453	(1,411)	273,899
Collateralized loan obligations (“CLOs”)		313,245	—	(8,355)	304,890
Total fixed income securities		$5,597,554	$284,035	$(19,327)	$5,862,262

Details of fixed income securities by category as of December 31, 2019
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (2)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$195,176	$1,237	$(210)	$196,203
Obligations of U.S. states and political subdivisions		1,555,394	99,328	(857)	1,653,865
Corporate debt securities		2,711,910	76,220	(3,008)	2,785,122
ABS		227,376	2,466	(178)	229,664
RMBS		271,384	429	(3,227)	268,586
CMBS		274,234	5,531	(779)	278,986
CLOs		327,076	33	(1,643)	325,466
Total fixed income securities		$5,562,550	$185,244	$(9,902)	$5,737,892

(1)	At June 30, 2020 there was no credit loss allowance established on available-for-sale securities.

(2)	At December 31, 2019 there was no other-than-temporary impairment losses recorded in other comprehensive income.

We had $14.2 million and $13.9 million of investments at fair value on deposit with various states as of June 30, 2020 and December 31, 2019, respectively, due to regulatory requirements of those state insurance departments.

MGIC Investment Corporation - Q2 2020 | 19

The amortized cost and fair values of fixed income securities at June 30, 2020, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		June 30, 2020
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$465,716	$469,024
Due after one year through five years		1,854,619	1,935,032
Due after five years through ten years		1,009,452	1,096,842
Due after ten years		1,197,637	1,283,527
		4,527,424	4,784,425

ABS		198,238	199,556
RMBS		293,790	299,492
CMBS		264,857	273,899
CLOs		313,245	304,890
Total as of June 30, 2020		$5,597,554	$5,862,262

Proceeds from sales of fixed income securities classified as available-for-sale were $448.5 million and $183.6 million during the six months ended June 30, 2020 and 2019, respectively. Gross gains of $7.3 million and $12.4 million and gross losses of $3.7 million and $5.0 million were realized during the three and six months ended June 30, 2020, respectively. We did not record realized losses for the three months ended June 30,2020 and recorded realized losses of $0.3 million for the six months ended June 30, 2020 related to our intent to sell certain securities. Gross gains of $1.2 million and $2.0 million and gross losses of $1.1 million and $2.3 million were realized on those sales during the three and six months ended June 30, 2019, respectively, and we recorded OTTI losses of $0.1 million for the six months ended June 30, 2019. Realized investment gains and losses are reported in income based on specific identification of securities sold.

Equity securities
The cost and fair value of investments in equity securities at June 30, 2020 and December 31, 2019 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of June 30, 2020
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,467	$507	$(21)	$17,953

Details of equity security investments as of December 31, 2019
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,188	$154	$(14)	$17,328

For the three and six months ended June 30, 2020, we recognized $1.2 million and $0.3 million of net gains on equity securities still held as of June 30, 2020. For the three and six months ended June 30, 2019, we recognized $0.1 million and $0.2 million of net gains on equity securities still held as of June 30, 2019.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of June 30, 2020, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $165.8 million.

MGIC Investment Corporation - Q2 2020 | 20

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of June 30, 2020
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$207,786	$(41)	$—	$—	$207,786	$(41)
Obligations of U.S. states and political subdivisions		37,445	(1,291)	—	—	37,445	(1,291)
Corporate debt securities		175,570	(5,160)	—	—	175,570	(5,160)
ABS		17,415	(2,716)	—	—	17,415	(2,716)
RMBS		51,169	(284)	4,913	(69)	56,082	(353)
CMBS		28,609	(1,397)	3,225	(14)	31,834	(1,411)
CLOs		162,838	(3,831)	142,051	(4,524)	304,889	(8,355)
Total		$680,832	$(14,720)	$150,189	$(4,607)	$831,021	$(19,327)

Unrealized loss aging for securities by type and length of time as of December 31, 2019
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$57,301	$(200)	$5,806	$(10)	$63,107	$(210)
Obligations of U.S. states and political subdivisions		74,859	(847)	6,957	(10)	81,816	(857)
Corporate debt securities		221,357	(2,847)	43,505	(161)	264,862	(3,008)
ABS		21,542	(118)	3,851	(60)	25,393	(178)
RMBS		105,443	(461)	110,452	(2,766)	215,895	(3,227)
CMBS		62,388	(728)	11,852	(51)	74,240	(779)
CLOs		81,444	(225)	196,988	(1,418)	278,432	(1,643)
Total		$624,334	$(5,426)	$379,411	$(4,476)	$1,003,745	$(9,902)

Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2020 presented in table 7.4a above are not indicative of the ultimate collectability of the current amortized cost of the securities and a credit loss allowance is not required. We believe the gross unrealized losses are primarily attributable to widening credit spreads over risk free rates, as a result of economic and market uncertainties arising from the COVID-19 pandemic, which includes demand shocks in multiple sectors that originated in the first half of 2020.

The unrealized losses in all categories of our investments at December 31, 2019 were primarily caused by changes in interest rates between the time of purchase and December 31, 2019.

There were 156 and 217 securities in an unrealized loss position at June 30, 2020 and December 31, 2019, respectively.

We report accrued investment income separately from fixed income, available-for-sale, securities and we have determined an allowance for credit losses for accrued investment income is not required. Accrued investment income is written off through net realized investment gains (losses) if, and at the time, the issuer of the security defaults or is expected to default on payments.

MGIC Investment Corporation - Q2 2020 | 21

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

•	Other: Includes money market funds and treasury bills with valuations derived from quoted prices for identical assets in active markets that we can access.

Level 2 measurements

•	Fixed income securities:
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

MGIC Investment Corporation - Q2 2020 | 22

Assets measured at fair value, by hierarchy level, as of June 30, 2020 and December 31, 2019 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of June 30, 2020
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$348,617	$164,052	$184,565	$—
Obligations of U.S. states and political subdivisions		1,788,977	—	1,788,977	—
Corporate debt securities		2,646,831	—	2,646,831	—
ABS		199,556	—	199,556	—
RMBS		299,492	—	299,492	—
CMBS		273,899	—	273,899	—
CLOs		304,890	—	304,890	—
Total fixed income securities		5,862,262	164,052	5,698,210	—
Equity securities		17,953	17,953	—	—
Other (1)		362,417	362,417	—	—
Real estate acquired (2)		1,963	—	—	1,963
Total		$6,244,595	$544,422	$5,698,210	$1,963

Assets carried at fair value by hierarchy level as of December 31, 2019
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$196,203	$34,240	$161,963	$—
Obligations of U.S. states and political subdivisions		1,653,865	—	1,653,865	—
Corporate debt securities		2,785,122	—	2,785,122	—
ABS		229,664	—	229,664	—
RMBS		268,586	—	268,586	—
CMBS		278,986	—	278,986	—
CLOs		325,466	—	325,466	—
Total fixed income securities		5,737,892	34,240	5,703,652	—
Equity securities		17,328	17,328	—	—
Other (1)		164,693	164,693	—	—
Real estate acquired (2)		7,252	—	—	7,252
Total		$5,927,165	$216,261	$5,703,652	$7,252

(1)	Includes money market funds included in “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” on the consolidated balance sheets.

(2)	Real estate acquired through claim settlement, which is held for sale, is reported in “Other assets” on the consolidated balance sheets.

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

MGIC Investment Corporation - Q2 2020 | 23

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2020 and 2019 is shown in tables 8.2a through 8.2d below. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended June 30, 2020
Table	8.2a
(In thousands)		Fixed income	Real Estate Acquired
Balance at March 31, 2020		$—	$6,226
Purchases		—	1,806
Sales		—	(6,526)
Included in earnings and reported as losses incurred, net		—	457
Balance at June 30, 2020		$—	$1,963

Fair value roll-forward for financial instruments classified as Level 3 for the six months ended June 30, 2020
Table	8.2b
(In thousands)		Fixed income	Real Estate Acquired
Balance at December 31, 2019		$—	$7,252
Purchases		—	5,921
Sales		—	(11,725)
Included in earnings and reported as losses incurred, net		—	515
Balance at June 30, 2020		$—	$1,963

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended June 30, 2019
Table	8.2c
(In thousands)		Fixed income	Real Estate Acquired
Balance at March 31, 2019		$—	$11,639
Purchases		—	7,107
Sales		—	(8,152)
Included in earnings and reported as losses incurred, net		—	(344)
Balance at June 30, 2019		$—	$10,250

Fair value roll-forward for financial instruments classified as Level 3 for the six months ended June 30, 2019
Table	8.2d
(In thousands)		Fixed income	Real Estate Acquired
Balance at December 31, 2018		$13	$14,535
Purchases		—	15,191
Sales		(13)	(19,024)
Included in earnings and reported as losses incurred, net		—	(452)
Balance at June 30, 2019		$—	$10,250

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

MGIC Investment Corporation - Q2 2020 | 24

Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2020 and December 31, 2019.

Financial assets and liabilities not measured at fair value
Table	8.3
		June 30, 2020		December 31, 2019
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		$155,000	$161,773	$155,000	$156,422
5.75% Senior Notes		421,443	441,545	420,867	471,827
9% Convertible Junior Subordinated Debentures		256,872	305,562	256,872	346,289
Total financial liabilities		$833,315	$908,880	$832,739	$974,538

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2020	2019	2020	2019
Net unrealized investment gains arising during the period		$181,242	$89,562	$89,362	$192,183
Total income tax benefit (expense)		(38,061)	(18,808)	(18,766)	(40,358)
Net of taxes		143,181	70,754	70,596	151,825

Net changes in benefit plan assets and obligations		1,275	1,961	2,669	4,050
Total income tax benefit (expense)		(268)	(412)	(561)	(851)
Net of taxes		1,007	1,549	2,108	3,199

Total other comprehensive income		182,517	91,523	92,031	196,233
Total income tax benefit (expense)		(38,329)	(19,220)	(19,327)	(41,209)
Total other comprehensive income, net of tax		$144,188	$72,303	$72,704	$155,024

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2020	2019	2020	2019
Reclassification adjustment for net realized (losses) gains(1)		$(6,390)	$1,701	$(1,676)	$(978)
Income tax (expense) benefit		1,342	(357)	352	206
Net of taxes		(5,048)	1,344	(1,324)	(772)

Reclassification adjustment related to benefit plan assets and obligations (2)		(1,275)	(1,961)	(2,669)	(4,050)
Income tax (expense) benefit		268	412	561	851
Net of taxes		(1,007)	(1,549)	(2,108)	(3,199)

Total reclassifications		(7,665)	(260)	(4,345)	(5,028)
Income tax (expense) benefit		1,610	55	913	1,057
Total reclassifications, net of tax		$(6,055)	$(205)	$(3,432)	$(3,971)

(1)	(Decreases) Increases Net realized investment gains (losses) on the consolidated statements of operations.

(2)	Decreases (Increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation - Q2 2020 | 25

A rollforward of AOCI for the six months ended June 30, 2020, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Six Months Ended June 30, 2020
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2019, net of tax		138,521	(65,813)	72,708
Other comprehensive income before reclassifications		69,272	—	69,272
Less: Amounts reclassified from AOCI		(1,324)	(2,108)	(3,432)
Balance, June 30, 2020, net of tax		$209,117	$(63,705)	$145,412

Note 10. Benefit Plans
Table 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2020 and 2019.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2020	2019	2020	2019
Service cost		$1,876	$2,176	$322	$360
Interest cost		3,336	3,898	202	274
Expected return on plan assets		(5,473)	(4,825)	(1,852)	(1,447)
Amortization of net actuarial losses/(gains)		1,526	2,039	(201)	—
Amortization of prior service cost/(credit)		(62)	(70)	12	(9)
Net periodic benefit cost (benefit)		$1,203	$3,218	$(1,517)	$(822)

Components of net periodic benefit cost
Table	10.2
		Six Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2020	2019	2020	2019
Service cost		$3,697	$4,172	$631	$672
Interest cost		6,750	7,853	416	565
Expected return on plan assets		(11,053)	(9,733)	(3,704)	(2,892)
Amortization of net actuarial losses/(gains)		3,160	4,206	(391)	—
Amortization of prior service cost/(credit)		(124)	(140)	25	(17)
Net periodic benefit cost (benefit)		$2,430	$6,358	$(3,023)	$(1,672)

In July 2020, a contribution of $6.5 million was made to our qualified pension plan. We currently intend to make additional contributions totaling $6.0 million to our qualified pension plan and supplemental executive retirement plan in 2020.

MGIC Investment Corporation - Q2 2020 | 26

Note 11. Loss Reserves
We establish case reserves and loss adjustment expenses (“LAE”) reserves on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case reserves are established by estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for estimated losses from delinquencies occurring prior to the close of an accounting period on notices of delinquency not yet reported to us. IBNR reserves are also established using estimated notices of delinquency, claim rates, and claim severities.

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

Losses incurred on delinquencies that occurred in the current year increased in the first six months of 2020 compared to the same period in 2019, due to an increase in the new delinquency notices reported and IBNR reserve estimates, due to the impact of the COVID-19 pandemic.

For the six months ended June 30, 2020 we experienced adverse loss reserve development of $12.8 million on previously received delinquencies primarily related to severity. For the six months ended June 30, 2019, we experienced favorable loss reserve development on previously received delinquencies, due in large part to the resolution of approximately 49% of the prior year delinquent inventory, with lower claim rates due to improved cure rates. This favorable loss reserve development was partially offset by the recognition of a probable loss of $23.5 million related to litigation of our claims paying practices.

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

In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums and forbearance plans, we expect the average time it takes to receive a claim will increase.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $28 million and $30 million at June 30, 2020 and December 31, 2019, respectively.

MGIC Investment Corporation - Q2 2020 | 27

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2020 and 2019.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Six Months Ended June 30,
(In thousands)		2020	2019
Reserve at beginning of period		$555,334	$674,019
Less reinsurance recoverable		21,641	33,328
Net reserve at beginning of period		533,693	640,691

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		265,546	94,063
Prior years (1)		12,784	(33,164)
Total losses incurred		278,330	60,899

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		271	2,650
Prior years		77,820	109,420
Reinsurance terminations		(20)	(13,980)
Total losses paid		78,071	98,090
Net reserve at end of period		733,952	603,500
Plus reinsurance recoverables		63,444	18,402
Reserve at end of period		$797,396	$621,902

(1)
A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first six months of 2020 and 2019 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Six Months Ended June 30,
(In thousands)		2020	2019
Decrease in estimated claim rate on primary defaults		$(2,104)	$(67,465)
Increase in estimated severity on primary defaults		13,767	3,140
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		1,121	31,161
Total prior year loss development (1)		$12,784	$(33,164)

(1)
A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q2 2020 | 28

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and six months ended June 30, 2020 and 2019 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Delinquency inventory at beginning of period		27,384	30,921	30,028	32,898
New notices		57,584	12,915	69,982	26,526
Cures		(14,964)	(12,882)	(29,077)	(27,230)
Paid claims		(661)	(1,112)	(1,558)	(2,300)
Rescissions and denials		(17)	(47)	(49)	(99)
Delinquency inventory at end of period		69,326	29,795	69,326	29,795

COVID-19 Activity
New delinquency notices increased in 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19. The CARES Act and other related actions provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. These forbearance plans generally allow for mortgage payments to be suspended for up to 360 days. As of June 30, 2020, 67% of our delinquency inventory was reported as subject to a COVID-19 forbearance plan. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe represents only forbearances related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. We expect our delinquency inventory will continue to increase during the year due to the impacts of the COVID-19 pandemic and initiatives intended to reduce the transmission of COVID-19.

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it becomes more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		June 30, 2020	December 31, 2019	June 30, 2019
3 months or less		50,646	9,447	8,970
4-11 months		8,370	9,664	8,951
12 months or more (1)		10,310	10,917	11,874
Total		69,326	30,028	29,795
3 months or less		73%	32%	30%
4-11 months		12%	32%	30%
12 months or more		15%	36%	40%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		247	538	630

(1)
Approximately 33%, 36%, and 37% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

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

Note 12. Shareholders’ Equity
Share repurchase programs
We did not repurchase any of our common stock during the second quarter of 2020. During the first quarter of 2020 we repurchased approximately 9.6 million shares of our common stock at a weighted average cost per share of $12.47, which included commissions. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in the January 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases.

Cash dividends
In February and May 2020, we paid quarterly cash dividends of $0.06 per share to shareholders which totaled $41 million. On July 30, 2020, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.06 per share payable on August 28, 2020, to shareholders of record at the close of business on August 11, 2020.

MGIC Investment Corporation - Q2 2020 | 29

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
		Six months ended June 30,
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

At June 30, 2020, MGIC’s risk-to-capital ratio was 9.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.9 billion above the required MPP of $1.6 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At June 30, 2020, the risk-to-capital ratio of our combined insurance operations was 9.5 to 1.

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

Dividend restrictions
During the first quarter of 2020, MGIC paid $390 million in dividends to our holding company. MGIC did not pay dividends

MGIC Investment Corporation - Q2 2020 | 30

to our holding company during the second quarter of 2020 due to the uncertainty of the COVID-19 pandemic. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory ‘policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in their contingency reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is reduced.

Under the PMIERs guidance, any dividend paid by MGIC to our holding company, through March 31, 2021, requires GSE approval.

Statutory Financial Information
The statutory net income, policyholders’ surplus, and contingency reserve liability of the insurance subsidiaries of our holding company are shown in table 14.1. The surplus amounts included in the following table are the combined policyholders’ surplus of our insurance operations as utilized in our risk-to-capital calculations.

Financial information of our insurance subsidiaries
Table 14.1
	As of and for the Six Months Ended June 30,
(In thousands)	2020	2019
Statutory net income	$4,545	$147,372
Statutory policyholders' surplus	1,249,803	1,634,128
Contingency reserve	3,230,255	2,729,132

MGIC Investment Corporation - Q2 2020 | 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter of 2020. The increased unemployment and economic uncertainty resulting from the COVID-19 pandemic had a material impact on our second quarter financial results, as we reserved for losses associated with the increased delinquency notices received. While the magnitude of the impact of the COVID-19 pandemic on future financial results, liquidity and/or financial condition is uncertain, we expect it will negatively impact our business and that impact may be material. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

MGIC Investment Corporation - Q2 2020 | 32

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data, unaudited)	2020	2019	% Change	2020	2019	% Change
Selected statement of operations data
Total revenues	$294.0	$292.3	1	$600.9	$584.0	3
Losses incurred, net	217.4	21.8	N/M	278.3	60.9	N/M
Other underwriting and operating expenses, net	44.3	43.0	3	86.5	88.9	(3)
Income before tax	16.5	211.2	(92)	204.7	402.1	(49)
Provision for income taxes	2.4	43.4	(94)	40.9	82.4	(50)
Net income	14.0	167.8	(92)	163.9	319.7	(49)
Diluted income per share	$0.04	$0.46	(91)	$0.48	$0.87	(45)

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$11.2	$211.0	(95)	$196.6	$402.6	(51)
Adjusted net operating income	9.9	167.6	(94)	157.4	320.0	(51)
Adjusted net operating income per diluted share	$0.03	$0.46	(93)	$0.46	$0.87	(47)
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of second quarter 2020 results

Comparative quarterly results
We recorded second quarter 2020 net income of $14.0 million, or $0.04 per diluted share. Net income decreased by $153.7 million (92%) from net income of $167.8 million in the prior year, primarily reflecting an increase in losses incurred, net. Revenues were up slightly as net realized investment gains more than offset a decrease in investment income and net premiums earned. Diluted income per share decreased due to a decline in net income.

Adjusted net operating income for the second quarter 2020 was $9.9 million (Q2 2019: $167.6 million) and adjusted net operating income per diluted share was $0.03 (Q2 2019: $0.46). Adjusted net operating income per diluted share decreased due to a decline in adjusted net operating income.

Net premiums earned decreased due to lower premium rates on our insurance in force and a decrease in profit commission that was a result of higher ceded losses incurred, partially offset by higher average insurance in force and an increase in accelerated premiums from single premium policy cancellations.

Losses incurred, net for the second quarter of 2020 were $217.4 million, an increase of $195.5 million compared to the prior year. The increase reflects an increase in new delinquency notices and an increase in our IBNR and other reserve, from $30 million to $61 million due to the COVID-19 pandemic and the current macroeconomic environment. In the second quarter of 2020, we received new delinquency notices of 57,584 compared to 12,915 for the same period last year. In the second quarter of 2020, our re-estimation of reserves on previous delinquencies resulted in $10 million adverse loss reserve development.

The decrease in our provision for income taxes in the second quarter of 2020 as compared to the prior year was primarily due to a decrease in income before tax.

Comparative year to date results
We recorded net income of $163.9 million, or $0.48 per diluted share during the first six months of 2020. Net income decreased by $155.8 million from net income of $319.7 million in the prior year, primarily reflecting an increase in losses incurred, net, partially offset by an increase in revenue and a decrease in our provision for income taxes. The increase in revenue was primarily driven by an increase in net realized investment gains and net premiums earned. Diluted income per share was lower than the prior year due to the decline in net income, partially offset by a decrease in our diluted weighted average shares outstanding.

Adjusted net operating income for the first six months of 2020 was $157.4 million (YTD 2019: $320.0 million) and adjusted net operating income per diluted share was $0.46 (YTD 2019: $0.87). Adjusted net operating income per diluted share was lower than the prior year due to the decline in adjusted net operating income, partially offset by a decrease in our diluted weighted average shares outstanding.

Net premiums earned increased due to higher average insurance in force and an increase in accelerated premiums from single premium policy cancellations, partially offset by lower premium rates and a decrease in the profit commission from our QSR Transactions that was a result of higher ceded losses incurred.

Losses incurred, net for the first six months of 2020 were $278.3 million, an increase of $217.4 million over the prior year losses incurred of $60.9 million. The increase reflects an increase in new delinquency notices, and an increase in our IBNR and other reserve due to the COVID-19 pandemic and the current macroeconomic environment. This increase was partially offset by the non-recurring recognition of a probable loss of $23.5 million for litigation of our claims paying practices during the first quarter of 2019.

MGIC Investment Corporation - Q2 2020 | 33

The decrease in our provision for income taxes in the first six months of 2020 as compared to the prior year was primarily due to a decrease in income before tax.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and six months ended June 30, 2020 compared to the respective prior year periods.

Capital

MGIC dividend payments to our holding company
In the second quarter of 2020, MGIC did not pay dividends to our holding company due to the uncertainty arising from the COVID-19 pandemic. Future dividend payments from MGIC to the holding company will continue to be determined on a quarterly basis in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Under the PMIERs guidance, any dividend paid by MGIC to our holding company, through March 31, 2021, requires GSE approval.

Share repurchase programs
In the second quarter of 2020, we did not repurchase any shares of our common stock. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases. As of June 30, 2020, we had approximately 339 million shares of common stock outstanding.

Dividends to shareholders
In May 2020, we paid a dividend of $0.06 per common share totaling $21 million to our shareholders. On July 30, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on August 11, 2020, payable on August 28, 2020.

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

Based on our interpretation of the PMIERs, as of June 30, 2020, MGIC’s Available Assets totaled $4.5 billion, or $1.1 billion in excess of its Minimum Required Assets.

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to January 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan.
We expect the GSEs and servicers will provide us with information about the forbearance status for nearly all of the loans in our delinquency inventory. The forbearance information provided by the GSEs will be with respect to delinquent loans in forbearance as of the prior month-end, while the information provided by loan servicers may be more current. As a result, in some cases, there may be a delay in our ability to take advantage of the 70% reduction.
If our Available Assets are less than our Minimum Required Assets, then we would not be in compliance with the PMIERs. At the extreme, the GSEs may suspend or terminate eligibility If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs. Such suspension or termination, would significantly reduce the volume of our new business writings; in 2019, the substantial majority of our NIW has been for loans purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with delinquent loans whose borrowers are affected by the COVID-19 pandemic, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

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

MGIC Investment Corporation - Q2 2020 | 34

è
There may be future implications for PMIERs based upon the proposed changes to the regulatory capital requirements for the GSEs. In May 2020, the FHFA re-proposed a capital rule for the GSEs that, if enacted, would increase the capital requirements of the GSEs. That increase may ultimately result in an increase in the Minimum Required Assets required to be held by mortgage insurers. The re-proposed capital rule included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance and it affords more capital relief to the GSEs when its counterparty is a more diversified entity. The proposed changes also decreased the GSEs' capital credit provided by credit risk transfer transactions, which could result in decreased PMIERs credit for existing or future reinsurance or insurance linked notes transactions entered into by MGIC. Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan could have future implications for PMIERs.

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

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP. The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve, and a portion of the reserve for unearned premiums

At June 30, 2020, MGIC’s risk-to-capital ratio was 9.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $2.9 billion above the required MPP of $1.6 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If

MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At June 30, 2020, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.5 to 1.

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

MGIC Investment Corporation - Q2 2020 | 35

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
In May 2020, the FHFA re-proposed a capital rule for the GSEs that, if enacted, would increase the capital requirements of the GSEs. The proposed capital rule may result in the GSEs purchasing fewer loans, charging higher guaranty fees and favoring a lower mortgage insurance coverage percentage than is typically used, each of which may reduce the size of the private mortgage insurance market. For information about the possible impact of the re-proposed capital rule on the Minimum Required Assets required to be held by mortgage insurers under the PMIERs, see our risk factor title "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."

In June 2020, it was announced that each of the GSEs has selected an underwriting financial advisor to assist with their recapitalization and exit from conservatorship.

The current GSE Patch expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The GSE Patch is scheduled to expire no later than January 2021. Approximately 20% and 23% of our NIW in the second and first quarters of 2020, respectively, was on loans with DTI ratios greater than 43%. However, it is possible that expiration of the GSE Patch will be delayed and that not all future loans with DTI ratios greater than 43% will be affected by such expiration. In this regard, we note that in June 2020, the CFPB issued for comment, a proposed definition of QM that would replace the use of the DTI ratio in the definition with a pricing threshold that would exclude from the definition of QM a loan whose annual percentage rate exceeds the average prime offer rate for comparable loans by two percentage points or more.

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
The QM definition for loans insured by the FHA, which issued by the Department of Housing and Urban Development (“HUD”) is less restrictive than the CFPB’s current definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows lenders certain presumptions about compliance with the ATR rule on higher priced loans. It is possible that, in the future, lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

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

COVID-19 Pandemic
The COVID-19 pandemic had a material impact on our second quarter 2020 financial results. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. We expect that the increase in unemployment and economic uncertainty resulting from initiatives to reduce the transmission of COVID-19 (including "shelter-in-place" restrictions), as well as COVID-19‑related illnesses and deaths, will negatively impact our business. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the resulting level of unemployment, and the impact of past and future government initiatives (including the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")) and actions taken by the GSEs (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce its transmission.
The programs contained in the CARES Act and actions taken by the GSEs include, among many others:

•
Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic. Forbearance allows for mortgage payments to be suspended for up to 360 days. The substantial majority of our 2019 NIW was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the Consumer Financial Protection Bureau ("CFPB") requires substantial loss mitigation efforts be made prior to servicers initiating foreclosure, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.

•	For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions until at least August 31, 2020, on mortgages purchased or securitized by the GSEs.

•	Direct aid to individuals in the form of refundable tax credit rebates paid in April 2020.

MGIC Investment Corporation - Q2 2020 | 36

•	"Paycheck Protection Program" to provide small businesses with funds to pay up to eight weeks of payroll costs, and certain other expenses.

•	Enhanced unemployment benefits.

•	Increased flexibility under retirement plans.
The number of loans entering forbearance plans is unprecedented. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices. The GSEs have introduced specific loss mitigation options for borrowers impacted by COVID-19 when their forbearance plans end, including the COVID-19 Payment Deferral solution for borrowers who are unable to immediately or gradually repay their missed loan payments. Under the COVID-19 Payment Deferral solution, the borrower's monthly loan payment would be returned to its pre-COVID amount and the missed payments would be added to the end of the mortgage term without accruing any additional interest or late fees. The deferred payments would be due when the loan is paid off, refinanced or the home is sold.

The foreclosure moratoriums and forbearance plans in place under the CARES act and GSE initiatives may delay the receipt of claims and slow down our claim payments.

The tax changes in the CARES Act did not materially impact our financial results.

Factors affecting our results

The COVID-19 pandemic may adversely affect our future business, results of operations, and financial condition. The extent of the adverse effects will depend on the duration and continued severity of the COVID-19 pandemic and its effects on the U.S. economy and housing market. We have addressed some of the potential impacts throughout this document.

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

•
Premiums ceded, net of a profit commission, under our QSR Transactions and premiums ceded under our Home Re Transactions. The profit commission varies directly and inversely with the level of ceded losses on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than we experienced in the first half of 2020. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

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

Investment income
Our investment portfolio is composed principally of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as NPW, investment income, net claim payments and expenses, and cash provided by (or used

MGIC Investment Corporation - Q2 2020 | 37

for) non-operating activities, such as debt, stock issuances or repurchases, and dividends.

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

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our reinsurance transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and headcount (which can fluctuate due to volume). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of the ceding commission on our reinsurance transactions.

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

MGIC Investment Corporation - Q2 2020 | 38

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

MGIC Investment Corporation - Q2 2020 | 39

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended June 30,
	2020			2019
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$16,483	$2,436	$14,047	$211,211	$43,433	$167,778
Adjustments:
Net realized investment (gains) losses	(5,274)	(1,107)	(4,167)	(217)	(46)	(171)
Adjusted pre-tax operating income / Adjusted net operating income	$11,209	$1,329	$9,880	$210,994	$43,387	$167,607

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			339,661			376,603

Net income per diluted share			$0.04			$0.46
Net realized investment (gains) losses			(0.01)			—
Adjusted net operating income per diluted share			$0.03			$0.46

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Six Months Ended June 30,
	2020			2019
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$204,722	$40,870	$163,852	$402,147	$82,428	$319,719
Adjustments:
Net realized investment (gains) losses	(8,149)	(1,711)	(6,438)	403	85	318
Adjusted pre-tax operating income / Adjusted net operating income	$196,573	$39,159	$157,414	$402,550	$82,513	$320,037

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			362,003			376,635

Net income per diluted share			$0.48			$0.87
Net realized investment (gains) losses			(0.02)			—
Adjusted net operating income per diluted share			$0.46			$0.87

MGIC Investment Corporation - Q2 2020 | 40

Mortgage Insurance Portfolio

New insurance written
The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations as PMI market share is typically 3-4 times higher for purchase originations than refinance originations. In recent quarters, we have experienced an increase in our NIW from refinances. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

The COVID-19 pandemic, including the related restrictions on business in many parts of the U.S., and its effect on unemployment and consumer confidence, may affect the number of purchase mortgage originations.

NIW for the second quarter of 2020 was $28.2 billion (Q2 2019: $14.9 billion) and for the first six months of 2020 was $46.1 billion (YTD 2019: $25.0 billion). The increase is primarily driven by higher NIW from refinances and purchases in Q2 2020 compared to Q2 2019.

The following tables present characteristics of our primary NIW for the three and six months ended June 30, 2020 and 2019.

Primary NIW by FICO score
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2020	2019	2020	2019
760 and greater	47.1%	43.9%	46.6%	42.9%
740 - 759	19.3%	18.0%	19.6%	17.7%
720 - 739	13.4%	13.6%	13.6%	14.0%
700 - 719	9.7%	11.4%	10.0%	11.7%
680 - 699	7.0%	7.3%	7.0%	7.4%
660 - 679	2.0%	3.3%	1.9%	3.6%
640 - 659	1.0%	1.7%	1.0%	1.9%
639 and less	0.5%	0.8%	0.3%	0.8%

Primary NIW by loan-to-value
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2020	2019	2020	2019
95.01% and above	8.5%	16.1%	8.5%	16.7%
90.01% to 95.00%	38.8%	43.3%	40.4%	42.7%
85.01% to 90.00%	31.8%	27.9%	31.4%	28.2%
80.01% to 85%	20.9%	12.7%	19.7%	12.4%

Primary NIW by debt-to-income ratio
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2020	2019	2020	2019
45.01% and above	10.8%	14.7%	11.6%	16.3%
38.01% to 45.00%	30.0%	31.9%	31.0%	32.8%
38.00% and below	59.2%	53.4%	57.4%	50.9%

Primary NIW by policy payment type
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2020	2019	2020	2019
Monthly premiums	88.1%	84.2%	86.9%	84.1%
Single premiums	11.8%	15.7%	13.0%	15.8%
Annual premiums	0.1%	0.1%	0.1%	0.1%

Primary NIW by type of mortgage
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2020	2019	2020	2019
Purchases	56.8%	89.2%	60.1%	90.2%
Refinances	43.2%	10.8%	39.9%	9.8%

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

MGIC Investment Corporation - Q2 2020 | 41

Persistency. Our persistency was 68.2% at June 30, 2020 compared to 75.8% at December 31, 2019 and 80.8% at June 30, 2019. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2020	2019	2020	2019
NIW	$28.2	$14.9	$46.1	$25.0
Cancellations	(23.2)	(12.4)	(37.9)	(20.8)
Increase in primary IIF	$5.0	$2.5	$8.2	$4.2

Direct primary IIF as of June 30,	$230.5	$213.9	$230.5	$213.9
Direct primary RIF as of June 30,	$58.7	$55.2	$58.7	$55.2

Credit profile of our primary RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. The credit profile of our pre-2009 RIF has benefited from modification and refinance programs making outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs included HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 93.8% of all our HARP modifications were current as of June 30, 2020. The aggregate of our 2009 and later books and our HARP modifications accounted for approximately 93% of our total primary RIF at June 30, 2020.

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

The composition of our primary RIF as of June 30, 2020, December 31, 2019, and June 30, 2019 is shown below:

Primary RIF
($ in millions)	June 30, 2020		December 31, 2019		June 30, 2019
Policy Year	RIF	% of RIF	RIF	% of RIF	RIF	% of RIF
2009+	$52,237	89%	$50,044	88%	$47,141	85%
2005 - 2008 (HARP)	2,213	4%	2,485	4%	2,805	5%
Other years (HARP)	95	—%	165	—%	196	1%
Subtotal	54,545	93%	52,694	92%	50,142	91%
2005- 2008 (Non-HARP)	3,600	6%	3,868	7%	4,287	8%
Other years (Non-HARP)	533	1%	651	1%	775	1%
Subtotal	4,133	7%	4,519	8%	5,062	9%
Total Primary RIF	$58,678	100%	$57,213	100%	$55,204	100%

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $360 million ($212 million on pool policies with aggregate loss limits and $148 million on pool policies without aggregate loss limits) at June 30, 2020 compared to $376 million ($213 million on pool policies with aggregate loss limits and $163 million on pool policies without aggregate loss limits) at December 31, 2019. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $279 million and $182 million as of June 30, 2020 and December 31, 2019, respectively.

MGIC Investment Corporation - Q2 2020 | 42

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2020 and 2019.

Revenues

Revenues
	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	% Change	2020	2019	% Change
Net premiums written	$221.4	$243.6	(9)	$467.4	$487.9	(4)

Net premiums earned	$243.6	$247.1	(1)	$504.5	$496.9	2
Investment income, net of expenses	39.7	42.4	(6)	81.0	83.0	(2)
Net realized investment gains (losses)	6.7	0.3	N/M	8.6	(0.2)	N/M
Other revenue	4.0	2.5	60	6.8	4.3	57
Total revenues	$294.0	$292.3	1	$600.9	$584.0	3
Net premiums written and earned
Comparative quarterly results
NPW and NPE decreased for the three months ended June 30, 2020 compared with the prior year due to lower premium rates on our insurance in force and an increase in the reduction for ceded premiums due to the decrease in profit commission from our QSR Transactions. The decrease in profit commission was a result of higher ceded losses incurred. These decreases to NPW and NPE were partially offset by higher average insurance in force and an increase in accelerated premiums from single premium policy cancellations.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

Premium yields
Premium yield is NPE divided by average IIF during the period and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for the three and six months ended June 30, 2020 and from the respective prior year period.

Premium Yield

		Three Months Ended June 30,		Six Months Ended June 30,
(in basis points)		2020	2019	2020	2019
In force portfolio yield	(1)	48.1	52.2	48.6	52.3
Premium refunds		(0.3)	(0.3)	(0.5)	(0.4)
Accelerated earnings on single premium policies		5.9	2.1	4.6	1.6
Total direct premium yield		53.7	54.0	52.7	53.5
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(11.0)	(7.5)	(8.1)	(6.6)
Net premium yield		42.7	46.5	44.6	46.9

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.7 bps at June 30, 2020 compared to 0.5 bps at June 30, 2019.

MGIC Investment Corporation - Q2 2020 | 43

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

Premium Refunds
è	Premium refunds adversely impact our premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory.
Accelerated earnings on single premium policies
è	Greater amounts of accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to increased refinancing activity.
Ceded premiums earned, net of profit commission and assumed premiums
è
Ceded premiums earned, net of profit commission adversely impact our premium yield. Ceded premiums earned, net of profit commission, were primarily associated with the QSR Transactions and the Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance agreements “ below for further discussion on our reinsurance transactions.

As discussed in our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses,” the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect our net premium yield to continue to decline as older insurance policies with higher premium rates run off or have their premium rates reset, and new insurance policies with lower premium rates are written.

Reinsurance agreements
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at loss levels higher than we experienced in the first half of 2020. As a result, lower levels of ceded losses result in a higher profit commission and less benefit from ceded losses; higher levels of ceded losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our quota share reinsurance agreements for 2020 and 2019.

Quota Share Reinsurance

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019

Ceded premiums written and earned, net of profit commission	$61,357	$36,525	$88,203	$64,689
% of direct premiums written	22%	13%	16%	12%
% of direct premiums earned	20%	13%	15%	11%
Profit commission	$(1,231)	$37,021	$28,748	$75,902
Ceding commissions	$12,025	$13,356	$23,390	$26,765
Ceded losses incurred	$38,982	$3,440	$44,786	$5,116
Ceded RIF (in millions)	$12,292	$10,212	$12,292	$10,212

Covered risk
The amount of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NIW subject to QSR Transactions	73.5%	83.0%	72.9%	83.4%
New Risk Written subject to QSR Transactions	85.2%	90.5%	83.8%	90.4%
IIF subject to QSR Transactions	77.0%	78.2%	77.0%	78.2%
RIF subject to QSR Transactions	81.3%	80.2%	81.3%	80.2%

The NIW subject to quota share reinsurance decreased in the first six months of 2020 when compared to the same period of the prior year primarily due to an increase in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 years, which are excluded from the QSR Transactions.
As of June 30, 2020, the weighted average coverage percentage of our QSR transactions was 21% based on RIF.

We terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and entered into an amended quota share reinsurance agreement that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. The lower cede rate reduced the weighted average coverage percentage but does not impact our determination of the amount of IIF or RIF subject to quota share reinsurance agreements. We

MGIC Investment Corporation - Q2 2020 | 44

incurred a $6.8 million termination fee in the second quarter of 2019 in conjunction with the termination.

Excess-of-loss reinsurance
Our excess-of-loss reinsurance provides $426.5 million of loss coverage on an existing portfolio of inforce policies having an inforce date on or after July 1, 2016 and before April 1, 2019. As of June 30, 2020, the aggregate exposed principal balances under the Home Re 2018-01 and 2019-01 transactions were approximately $4.8 billion and $4.6 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. We ceded premiums of $4.4 million and $9.1 million for the three and six months ended June 30, 2020, respectively and $4.5 million and $7.0 million for the three and six months ended June 30, 2019, respectively. The market volatility caused by the COVID-19 pandemic has caused a disruption in the market for new ILN transactions. Although new ILN transactions closed in the market in June and July 2020, we consider their structure and/or terms to be less attractive than prior ILN transactions.

For each of our outstanding ILN transactions, a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. While the “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments.

Investment income
Comparative quarterly and year to date results
Net investment income in the three and six months ended June 30, 2020 was $39.7 million and $81.0 million, respectively. Net investment income in the three and six months ended June 30, 2019 was $42.4 million and $83.0 million, respectively. The decreases in investment income were due to lower investment yields, partially offset by an increase in the investment portfolio.

Losses and expenses

Losses and expenses
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Losses incurred, net	$217.4	$21.8	$278.3	$60.9
Amortization of deferred policy acquisition costs	2.9	2.8	5.4	5.2
Other underwriting and operating expenses, net	44.3	43.0	86.5	88.9
Interest expense	12.9	13.6	25.9	26.8
Total losses and expenses	$277.5	$81.1	$396.1	$181.8

Losses incurred, net
As discussed in “Critical Accounting Policies” in our 2019 10-K MD&A, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for estimated losses from delinquencies occurring prior to the close of an accounting period that have not yet been reported to us. IBNR reserves are established using estimated notices of delinquency, claim rates and claim severities.

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

As discussed in our Risk Factors titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” and “Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves” the COVID-19 pandemic will negatively impact the number of delinquencies and our losses incurred, and the impact may be material.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

MGIC Investment Corporation - Q2 2020 | 45

Comparative quarterly results
Losses incurred, net in the second quarter of 2020 were $217.4 million compared to $21.8 million in the prior year.  The second quarter of 2020 was impacted by an increase in new delinquency notices as well as an increase in IBNR estimates due to the impacts of the COVID-19 pandemic, including unemployment resulting from initiatives intended to reduce the transmission of COVID-19. In the second quarter of 2020, we received 44,669 more new delinquency notices than we did in the same period last year. IBNR and other reserve estimates increased from $30 million at December 31, 2019 to $61 million at June 30, 2020. In the second quarter of 2020, our re-estimation of loss reserves on previously received delinquencies resulted in $10 million adverse loss reserve development, compared to favorable development in the second quarter of 2019 of $31 million.

Comparative year to date results
Losses incurred, net in the six months ended June 30, 2020 were $278.3 million compared to $60.9 million in the prior year period. The increase is due to an increase in the delinquency inventory. The delinquency inventory increased by 39,298 in the six months ended June 30, 2020, compared to a decrease of 3,103 in the six months ended June 30, 2019 due to the impacts of the COVID-19 pandemic, including unemployment resulting from initiatives intended to reduce the transmission of COVID-19.

Composition of losses incurred
	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	% Change	2020	2019	% Change
Current year / New notices	$205.7	$46.6	342	$265.5	$94.1	182
Prior year reserve development	11.6	(24.8)	(147)	12.8	(33.2)	(139)
Losses incurred, net	$217.4	$21.8	897	$278.3	$60.9	357
Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio for the three and six months ended June 30, 2020 compared to the respective prior year periods was primarily due to an increase in losses incurred discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss ratio	89.2%	8.8%	55.2%	12.3%

New notice claim rate
New notice activity was primarily driven by a sharp increase in delinquency notices received during the second quarter related to the COVID-19 pandemic and its related effects (including higher unemployment and the widespread introduction of loan forbearance plans as a mechanism for economic relief).

The number of loans entering forbearance plans is unprecedented. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe represents only forbearances related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. We expect our delinquency inventory to continue to increase as a result of the COVID-19 pandemic.

The decrease in the new notice claim rate for the three and six months ended June 30, 2020 is primarily due to the increase in new notices of delinquency reported to as being in a COVID-19 related forbearance plan. As of June 30, 2020 67% of our delinquency inventory were in such plans.

MGIC Investment Corporation - Q2 2020 | 46

New notice claim rate
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
New notices - 2008 books and prior (1)	13,824	24%	8,573	66%	20,941	30%	17,455	66%
New notices - 2009 books and later	43,760	76%	4,342	34%	49,041	70%	9,009	34%
Total	57,584	100%	12,915	100%	69,982	100%	26,464	100%
Claim rate	6.6%		8.0%		7.0%		8.0%
(1) previously delinquent % for 2008 books and prior	79.8%		94.0%		84.9%		94.0%

Claims severity
Factors that impact claim severity include:

è	exposure to the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

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

The majority of loans from 2005 through 2008 (which represent 28% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33
Q4 2019	46,076	46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35
Q4 2018	45,366	47,980	105.8%	35
Q3 2018	43,290	47,230	109.1%	35
Q2 2018	44,522	50,175	112.7%	38

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

The decrease in the average claim paid and the average claim paid as a percentage of exposure, for the 2nd quarter of 2020, was primarily related to favorable loss mitigation on claims resolved during the quarter.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2020, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $40 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $13 million.

See Note 11 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation - Q2 2020 | 47

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

Delinquency inventory - number of payments delinquent
	June 30, 2020	June 30, 2020	June 30, 2020	December 31, 2019	June 30, 2019
	Non-Forbearance	Forbearance	Total	Total	Total
3 payments or less	10,582	41,295	51,877	14,895	14,071
4-11 payments	6,003	5,023	11,026	8,519	8,194
12 payments or more (1)	6,057	366	6,423	6,614	7,530
Total	22,642	46,684	69,326	30,028	29,795

3 payments or less	47%	89%	75%	50%	47%
4-11 payments	26%	10%	16%	28%	27%
12 payments or more	27%	1%	9%	22%	26%
Total	100%	100%	100%	100%	100%

(1)
Approximately 33%, 33%, and 35% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and six months ended June 30, 2020 declined 22% and 20%, respectively compared to the same period in the prior year due to lower claim activity on our primary business.

Due to the foreclosure moratoriums and payment forbearance plans in place under the CARES Act, net losses and LAE paid are expected to decrease in the short term. We expect net losses and LAE paid to increase, however, the magnitude and timing are uncertain.

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2020 and 2019.

Net losses and LAE paid
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total primary (excluding settlements)	$29	$52	$71	$104
Pool	—	—	1	1
Direct losses paid	29	52	72	105
Reinsurance	(2)	(2)	(3)	(5)
Net losses paid	27	50	69	100
LAE	5	5	9	12
Net losses and LAE paid	$32	$55	78	$112
Reinsurance terminations	—	(14)	—	(14)
Net losses and LAE paid	$32	$41	$78	$98

Primary claims paid for the top 15 jurisdictions (based on 2020 losses paid) and all other jurisdictions for the three and six months ended June 30, 2020 and 2019 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Florida *	$3	$7	$10	$15
New York *	3	6	8	14
New Jersey *	2	6	6	12
Illinois *	2	4	6	7
Maryland	2	3	5	5
Puerto Rico *	1	2	4	6
Pennsylvania *	1	2	3	5
California	1	2	2	2
Ohio *	1	1	2	3
Massachusetts	1	1	2	2
Virginia	1	1	2	2
Texas	1	1	2	2
Michigan	1	1	1	2
Connecticut *	1	1	1	3
Indiana *	1	1	1	1
All other jurisdictions	7	13	16	23
Total primary (excluding settlements)	$29	$52	$71	104

MGIC Investment Corporation - Q2 2020 | 48

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed

The primary average claim paid for the top 5 states (based on 2020 losses paid) for the three and six months ended June 30, 2020 and 2019 appears in the following table.

Primary average claim paid
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Florida *	$52,669	$65,399	$62,345	$66,667
New York *	101,164	108,858	108,762	108,975
New Jersey *	97,622	90,028	101,958	79,986
Illinois *	40,017	45,430	42,455	39,917
Maryland	54,163	75,878	64,103	60,180
All other jurisdictions	34,527	33,931	34,535	33,591
All jurisdictions	42,915	46,883	45,394	45,358
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q2 2020 | 49

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at June 30, 2020, December 31, 2019 and June 30, 2019 and for the top 5 jurisdictions (based on 2020 losses paid) appears in the following table.

Primary average RIF - delinquent loans
	June 30, 2020	December 31, 2019	June 30, 2019
Florida	$58,968	$52,566	$53,333
New York	74,959	72,188	72,057
New Jersey	68,520	64,444	66,284
Illinois	44,829	38,740	40,339
Maryland	71,298	64,028	63,484
All other jurisdictions	54,405	41,145	40,631
All jurisdictions	56,236	45,028	44,915

The primary average RIF on all loans was $53,713, $52,995, and $51,791 at June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

Loss reserves
Our primary delinquency rate at June 30, 2020 was 6.35% (YE 2019: 2.78%, June 30, 2019: 2.80%). Our primary delinquent inventory was 69,326 loans at June 30, 2020, representing an increase of 131% from December 31, 2019 and 133% from June 30, 2019. The increase in our primary delinquency inventory is primarily due to the adverse economic impact of the COVID-19 pandemic. As of June 30, 2020 67% of our delinquency inventory were reported to us as subject to COVID-19 related forbearance plans. In recent periods, we have experienced a decline in the number of delinquencies in inventory with twelve or more missed payments. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan’s delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time.

MGIC Investment Corporation - Q2 2020 | 50

The gross reserves at June 30, 2020, December 31, 2019, and June 30, 2019 appear in the table below.

Gross reserves
	June 30, 2020		December 31, 2019		June 30, 2019
Primary:
Direct loss reserves (in millions)	$677		$490		$537
IBNR and LAE	110		56		73
Total primary loss reserves	$787		$546		$610

Ending delinquent inventory		69,326		30,028		29,795
Percentage of loans delinquent (delinquency rate)		6.35%		2.78%		2.80%
Average total primary loss reserves per delinquency		$11,357		$18,171		$19,684
Primary claims received inventory included in ending delinquent inventory		247		538		630

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$7		$7		$9
Without aggregate loss limits	3		2		2
Total pool direct loss reserves	$10		$9		$11

Ending default inventory:
With aggregate loss limits		457		430		432
Without aggregate loss limits		248		223		209
Total pool ending delinquent inventory		705		653		641
Pool claims received inventory included in ending delinquent inventory		5		11		19
Other gross reserves (2) (in millions)	$—		$—		$1

(1)	Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.

(2)	Other Gross Reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

The primary delinquency inventory for the top 15 jurisdictions (based on 2020 losses paid) at June 30, 2020, December 31, 2019 and June 30, 2019 appears in the following table.

Primary delinquency inventory by jurisdiction
	Non-Forbearance	Forbearance	Total	Total	Total
	June 30, 2020	June 30, 2020	June 30, 2020	December 31, 2019	June 30, 2019
Florida *	1,911	5,697	7,608	2,504	2,497
New York *	1,373	1,600	2,973	1,634	1,692
New Jersey *	831	1,788	2,619	992	986
Illinois *	1,324	2,498	3,822	1,749	1,610
Maryland	592	1,228	1,820	796	785
Puerto Rico *	925	1,601	2,526	1,122	1,257
Pennsylvania *	1,319	2,041	3,360	1,755	1,769
California	1,039	3,703	4,742	1,213	1,178
Ohio *	1,127	1,698	2,825	1,498	1,449
Massachusetts	447	573	1,020	544	525
Virginia	436	1,251	1,687	580	586
Texas	1,425	3,936	5,361	2,251	2,136
Michigan	706	1,537	2,243	921	932
Connecticut *	403	656	1,059	506	468
Indiana *	602	659	1,261	843	880
All other jurisdictions	8,182	16,218	24,400	11,120	11,045
Total	22,642	46,684	69,326	30,028	29,795

MGIC Investment Corporation - Q2 2020 | 51

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at June 30, 2020, December 31, 2019 and June 30, 2019 appears in the following table.

Primary delinquency inventory by policy year
	Non-Forbearance	Forbearance	Total	Total	Total
	June 30, 2020	June 30, 2020	June 30, 2020	December 31, 2019	June 30, 2019
Policy year:
2004 and prior	3,140	1,240	4,380	4,686	5,451
2004 and prior %	14%	3%	6%	16%	18%
2005	1,982	869	2,851	2,799	3,029
2006	3,262	1,773	5,035	4,582	4,780
2007	4,561	4,358	8,919	7,096	7,429
2008	1,170	1,602	2,772	1,798	1,934
2005 - 2008%	48%	18%	28%	54%	59%
2009	87	104	191	148	154
2010	70	49	119	115	115
2011	90	125	215	143	156
2012	165	349	514	231	245
2013	336	876	1,212	521	502
2014	673	1,836	2,509	1,101	1,021
2015	933	3,109	4,042	1,388	1,292
2016	1,093	5,050	6,143	1,578	1,393
2017	1,383	7,112	8,495	1,989	1,476
2018	1,376	8,106	9,482	1,521	772
2019	1,556	9,065	10,621	332	46
2020	765	1,061	1,826	—	—
2009 and later %	38%	79%	66%	30%	23%

Total	22,642	46,684	69,326	30,028	29,795

We expect that delinquencies will increase from their current level as a result of the COVID-19 pandemic, including as a result of the increase in unemployment associated with initiatives intended to reduce the transmission of COVID-19. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe represents only forbearances related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2020, 53% of our primary RIF was written subsequent to December 31, 2017, 65% of our primary RIF was written subsequent to December 31, 2016, and 76% of our primary RIF was written subsequent to December 31, 2015.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended June 30, 2020 were $44.3 million, a slight increase from $43.0 million in the prior year period primarily due to increases in equipment and software expense and professional services. Underwriting and other expenses, net, for the six months ended June 30, 2020 were $86.5 million compared with $88.9 million in the same period in the prior year, primarily due to decreases in professional services and employee compensation costs, including compensation for stock grants, partially offset by increases in equipment and software expenses.

MGIC Investment Corporation - Q2 2020 | 52

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Underwriting expense ratio	20.1%	17.6%	18.6%	18.3%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three months ended June 30, 2020 increased due to increase in underwriting expenses and a decrease in NPW compared with the same period the prior year. The underwriting expense in the six months ended June 30, 2020 increased slightly due to a slight decrease in NPW compared with the same period the prior year, partially offset by a slight decrease in underwriting expenses.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except rate)	2020	2019	2020	2019
Income before tax	$16.5	$211.2	$204.7	$402.1
Provision for income taxes	$2.4	$43.4	$40.9	$82.4
Effective tax rate	14.8%	20.5%	20.0%	20.5%

The difference between our statutory tax rate of 21% and our effective tax rate of 14.8% for the 3 months ended June 30, 2020 was due to an underwriting loss and the benefits of tax preferenced securities. The difference between our statutory tax rate of 21% and our effective tax rate of 20.5% for the 3 months ended June 30, 2019 was primarily due to the benefits of tax preferenced securities.

The difference between our statutory tax rate of 21% and our effective rate of 20.0% and 20.5% for the first six months of 2020 and 2019, respectively, was primarily due to the benefits of tax preferenced securities.

MGIC Investment Corporation - Q2 2020 | 53

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of June 30, 2020, total assets were $6.6 billion, an increase from $6.2 billion at December 31, 2019, and total liabilities were $2.2 billion, an increase compared to $1.9 billion at December 31, 2019. Shareholders’ equity increased approximately $0.1 billion primarily due to net income in the first six months of 2020, partially offset by repurchases of our common stock and dividends paid.

The following sections mainly focus on our cash and cash equivalents, investments and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2019.

Consolidated balance sheets - Assets
as of June 30, 2020 (In thousands)

●	Cash and cash equivalents	$371,393
●	Investments	5,883,315
●	Premiums receivable	54,028
●	Other assets	265,852

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance increased to $371 million as of June 30, 2020, from $169 million as of December 31, 2019, as net cash generated from operating activities was only partly offset by net cash used in investing and financing activities.

Consolidated balance sheets - Liabilities and equity
as of June 30, 2020 (In thousands)

●	Loss reserves	$797,396
●	Unearned premiums	343,229
●	Long-term debt	833,315
●	Other liabilities	217,293
●	Shareholders’ equity	4,383,355

Loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR, and (3) LAE reserves. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance increased by 38% to $734 million as of June 30, 2020, from $534 million as of December 31, 2019. Reinsurance recoverables on our estimated losses and settlement expenses were $63 million and $22 million as of June 30, 2020 and December 31, 2019, respectively. The overall increase in our net loss reserves during the first six months of 2020 was due to an increase in new delinquency notices as well as IBNR, each due to the impacts of the COVID-19 pandemic.

MGIC Investment Corporation - Q2 2020 | 54

Investment portfolio
The average duration and investment yield of our investment portfolio as of June 30, 2020, December 31, 2019, and June 30, 2019 are shown in the table below.

Portfolio duration and embedded investment yield
	June 30, 2020	December 31, 2019	June 30, 2019
Duration (in years)	4.0	3.9	4.0
Pre-tax yield (1)	2.8%	3.1%	3.2%
After-tax yield (1)	2.3%	2.5%	2.6%

(1)	Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of June 30, 2020, December 31, 2019, and June 30, 2019 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
June 30, 2020	24%	20%	34%	21%
December 31, 2019	21%	20%	34%	24%
June 30, 2019	21%	22%	33%	24%

(1)	Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

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

MGIC Investment Corporation - Q2 2020 | 55

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

Summary of consolidated cash flows
	Six Months Ended June 30,
(In thousands)	2020	2019
Total cash provided by (used in):
Operating activities	$420,125	$281,611
Investing activities	(47,466)	(169,233)
Financing activities	(170,322)	(42,233)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$202,337	$70,145
Net cash provided by operating activities for the six months ended June 30, 2020 increased compared to the same period of 2019 primarily due to lower level of losses paid, net, partially offset by decreases in investment income and net premiums written.

Net cash used in investing activities for the six months ended June 30, 2020 primarily reflects purchases of fixed income and equity securities during the period partially offset by sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment.

Net cash used in investing activities for the six months ended June 30, 2019 reflects purchases of fixed income securities in an amount that exceeded our proceeds from the sales and maturities of fixed income securities during the period as cash from operations was available for additional investment.

Net cash used in financing activities for the six months ended June 30, 2020 and June 30, 2019 primarily reflects share repurchases during the period in and the payment of withholding taxes related to share-based compensation net share settlement. Net cash used in financing activities for six months ended June 30, 2020 also includes cash dividends paid to shareholders.

Capitalization
Debt - holding company
As of June 30, 2020, our holding company’s debt obligations were $815 million in aggregate principal consisting of our 5.75% Notes and 9% Debentures. MGIC’s ownership of $132.7 million of our holding company’s 9% Debentures is eliminated in consolidation, but they remain outstanding obligations owed by our holding company to MGIC.

Liquidity analysis - holding company
As of June 30, 2020, we had approximately $529.6 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases and did not repurchase any shares in the second quarter of 2020. See “Overview - Capital” of this MD&A for a discussion of the additional share repurchase program authorized in January 2020.

In the second quarter of 2020 we used $21 million to pay cash dividends to shareholders. On July 30, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on August 11, 2020, payable on August 28, 2020.

In the first six months of 2020, our holding company cash and investments increased by $205 million to $530 million as of June 30, 2020.

Significant cash and investments inflows during the first six months:

•	$390 million of dividends received from MGIC and

•	$8 million of investment income.

Significant cash outflows during the first six months:

•	$120 million of share repurchase transactions,

•	$42 million in cash dividends paid to shareholders, and

•	$30 million of interest payments on our 5.75% Notes and 9% Debentures,

MGIC did not pay a dividend during the second quarter. Future dividend payments from MGIC to the holding company will be determined on a quarterly basis, in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic

MGIC Investment Corporation - Q2 2020 | 56

on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. Under the PMIERS guidance, any dividend paid by MGIC to our holding company, through March 31, 2021, requires GSE approval.

The net unrealized gains on our holding company investment portfolio were approximately $2.6 million at June 30, 2020 and the portfolio had a modified duration of approximately 1.7 years.

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

Capital Adequacy
PMIERs
As of June 30, 2020, MGIC’s Available Assets under the PMIERs totaled approximately $4.5 billion, an excess of approximately $1.1 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements. Our reinsurance transactions provided an aggregate of approximately $1.2 billion of capital credit under the PMIERs as of June 30, 2020. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR and Home Re Transactions.

We anticipate an increase to our delinquency inventory due to the impacts of the COVID-19 pandemic. The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to January 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan.
We expect the GSEs and servicers will provide us with information about the forbearance status for nearly all of the loans in our delinquency inventory. The forbearance information provided by the GSEs will be with respect to delinquent loans in forbearance as of the prior month-end, while the information provided by loan servicers may be more current. As a result, in some cases, there may be a delay in our ability to take advantage of the 70% reduction.

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

MGIC Investment Corporation - Q2 2020 | 57

must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premiums in a calendar year.

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	June 30, 2020	December 31, 2019
RIF - net (1)	$42,406	$44,338
Statutory policyholders’ surplus	1,246	1,619
Statutory contingency reserve	3,168	2,963
Statutory policyholders’ position	$4,415	$4,582
Risk-to-capital	9.6:1	9.7:1

(1)
RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent  ($4.0 billion at June 30, 2020 and $1.5 billion December 31, 2019) for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation is shown in the table below.

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	June 30, 2020	December 31, 2019
RIF - net (1)	$42,715	$44,550
Statutory policyholders’ surplus	1,250	1,619
Statutory contingency reserve	3,230	3,021
Statutory policyholders’ position	$4,480	$4,640
Risk-to-capital	9.5:1	9.6:1

(1)
RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($4.0 billion at June 30, 2020 and $1.5 billion December 31, 2019) for which loss reserves have been established.

The decrease in MGIC's risk-to-capital and our combined insurance companies’ risk to capital in the first six months of 2020 was due to a decreases in the statutory policyholders’ position, and our RIF, net of reinsurance. The decrease in statutory policyholder’s position is primarily due to dividends paid to our holding company in the first three months of 2020 of $390 million. For additional information on dividends paid from MGIC to the holding company refer to “Overview - Capital” of this MD&A”

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	Baa1	Stable
Standard and Poor’s Rating Services	BBB+	Negative
A.M. Best	A-	Stable

Standard and Poor's revised its outlook for the U.S. Mortgage Insurers market segment to "negative,” due to the risks associated with the COVID-19 pandemic. A.M. Best revised its outlook for the U.S. Mortgage Insurers market segment to "negative," but did not change MGIC's or MAC’s outlook at that time. For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MAC financial strength ratings
Rating Agency	Rating	Outlook
A.M. Best	A-	Stable

MGIC Investment Corporation - Q2 2020 | 58

Contractual Obligations

The following table summarizes, as of June 30, 2020, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,924.0	$50.6	$254.9	$483.5	$1,135.0
Operating lease obligations	1.7	0.9	0.8	—	—
Purchase obligations	28.0	17.1	10.4	0.5	—
Other long-term liabilities	797.4	299.0	362.0	136.4	—
Total	$2,751.1	$367.6	$628.1	$620.4	$1,135.0
Our long-term debt obligations as of June 30, 2020 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Purchase obligations consist primarily of agreements to purchase items related to our corporate headquarters update and continued investment in our information technology infrastructure in the normal course of business.

Our other long-term liabilities represent the case and LAE loss reserves established to recognize the liability for losses and LAE related to existing delinquency inventory on insured mortgage loans. The timing of the future claim payments associated with the established case loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of delinquency to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge differently than this estimate, in part, due to uncertainty regarding the impact of certain factors, such as impacts from the COVID-19 pandemic, loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process.

See Note 11 – “Loss Reserves” to our consolidated financial statements. In accordance with GAAP for the mortgage insurance industry, we establish case loss reserves only for delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our consolidated financial statements or in the table above.

MGIC Investment Corporation - Q2 2020 | 59

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2020, the modified duration of our fixed income investment portfolio was 4.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.0% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2020 | 60

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Exhibit 99.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
The COVID-19 pandemic may continue to materially impact our financial results and may also materially impact our business, liquidity and financial condition.
The COVID-19 pandemic had a material impact on our second quarter 2020 financial results. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. We expect that unemployment and economic uncertainty resulting from measures to reduce the transmission of COVID-19 (including previous "shelter-in-place" restrictions and continuing limitations on business), as well as COVID-19‑related illnesses and deaths, will negatively impact our business. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the resulting level of unemployment, and the impact of past and future government initiatives (including the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")) and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19.

The COVID-19 pandemic has impacted and may continue to impact our business in various ways, including the following:

•
Our incurred losses will increase as the number of insured mortgage delinquencies increase. We establish case reserves for insurance losses when delinquency notices are received on loans that are two or more payments past due and for loans we estimate are delinquent prior to the close of the accounting period but for which delinquency notices have not yet been reported to us (this is often referred to as “IBNR”). For information about our loss reserving methodology, see our risk factors titled "Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses or risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods," and "Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves."

•
We will be required to maintain more capital under the private mortgage insurer eligibility requirements ("PMIERs") of the GSEs, which generally require more capital to be held for delinquent loans than for performing loans and require more capital to be held as the number of payments missed on delinquent loans increase. For more information about the capital requirements of the PMIERs, see our risk factor titled "We may not continue to meet the GSEs' private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."

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

•
If the number of purchase and/or refinance mortgage originations decreases, the number of mortgages available for us to insure in the near term may decrease. For more information, see our risk factor titled "If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline."

•
Our access to the markets for excess of loss reinsurance through insurance-linked notes transactions and for quota share reinsurance may be limited and the terms under which we are able to secure such reinsurance may be less attractive than the terms of our previous transactions. For more information, see our risk factor titled "Reinsurance may not always be available or affordable."

•	Our access to the capital markets may be limited and the terms under which we may access the capital markets may be less attractive than the terms of our previous transactions.

•
Receipt of a portion of our premiums may be delayed. For more information, see our risk factor titled "We are susceptible to disruptions in the servicing of mortgage loans that we insure and we rely on third-party reporting for information regarding the mortgage loans we insure."

•
Our operations may be impacted if our management or other employees are unable to perform their duties as a result of COVID-19-related illnesses. For more information, see our risk factor titled "We rely on our management team and our business could be harmed if we are unable to retain qualified personnel or successfully develop and/or recruit their replacements."

MGIC Investment Corporation - Q2 2020 | 61

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
The unemployment rate rose from 3.5% as of December 31, 2019, to 14.7% as of April 30, 2020. It was 11.1% as of June 30, 2020 and is expected by the Federal Reserve to be 9.3% as of December 31, 2020, and to remain elevated for some time. We expect the high levels of unemployment to result in an increasing number of loans in our delinquency inventory and an increasing number of insurance claims; however, the increases are difficult to predict given the uncertainty in the current market environment, including uncertainty about the length and severity of the COVID-19 pandemic; the length of time that measures intended to reduce the transmission of COVID-19 remain in place; effects of forbearance programs enacted by the GSEs, various states and municipalities; and effects of past and future stimulus programs, including those contained in the CARES Act. The programs contained in the CARES Act include, among many others:

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

•	For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions until at least August 31, 2020, on mortgages purchased or securitized by the GSEs.

•	Direct aid to individuals in the form of refundable tax credit rebates paid in April 2020.

•	"Paycheck Protection Program" to provide small businesses with funds to pay up to eight weeks of payroll costs, and certain other expenses.

•	Enhanced unemployment benefits, which expired July 31, 2020.

•	Increased flexibility under retirement plans.
The number of loans entering forbearance plans is unprecedented. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices.
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
Based on our interpretation of the PMIERs, as of June 30, 2020, MGIC’s Available Assets totaled $4.5 billion, or $1.1 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In calculating these "Minimum Required Assets," the total credit for risk ceded under our reinsurance transactions is subject to a modest reduction. Our reinsurance transactions are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under

MGIC Investment Corporation - Q2 2020 | 62

the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions, without penalty.
The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to January 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan.
We expect the GSEs and servicers will provide us with information about the forbearance status for nearly all of the loans in our delinquency inventory. The forbearance information provided by the GSEs will be with respect to delinquent loans in forbearance as of the prior month-end, while the information provided by loan servicers may be more current. As a result, in some cases, there may be a delay in our ability to take advantage of the 70% reduction.
It is possible that, despite reducing the Minimum Required Assets for certain delinquent loans by 70%, the increasing number of delinquent loans caused by the COVID-19 pandemic will cause our Available Assets to be less than our Minimum Required Assets. As of June 30, 2020, there were 69,326 loans in our delinquency inventory, of which 67% were reported to us as subject to a COVID-19 related forbearance plan. We are unable to predict the ultimate number of loans that will become delinquent as a result of the COVID-19 pandemic.
If our Available Assets are less than our Minimum Required Assets, then we would not be in compliance with the PMIERs. The PMIERs provide a list of remediation actions for a mortgage insurer's non-compliance, with additional actions possible in the GSEs' discretion. At the extreme, the GSEs may suspend or terminate our eligibility to insure loans purchased by them. Such suspension or termination would significantly reduce the volume of our new business writings; the substantial majority of our 2019 NIW was for loans delivered to or purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with delinquent loans, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

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

•
There may be future implications for PMIERs based upon the proposed changes to the regulatory capital requirements for the GSEs. In May 2020, the FHFA re-proposed a capital rule for the GSEs that, if enacted, would increase the capital requirements of the GSEs. That increase may ultimately result in an increase in the Minimum Required Assets required to be held by mortgage insurers. The re-proposed capital rule included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance and it affords more capital relief to the GSEs when its counterparty is a more diversified entity. The proposed changes also decreased the GSEs' capital credit provided by credit risk transfer transactions, which could result in decreased PMIERs credit for existing or future reinsurance or insurance linked notes transactions entered into by MGIC. Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan could have future implications for PMIERs.

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
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when notices of default on insured mortgage loans are received on loans that are two or more payments past due and for loans we estimate are in default but for which notices of default have not yet been reported to us by the servicers (this is often referred to as “IBNR”). Because our reserving method does not consider losses that could occur from loans that are not delinquent, such losses are not reflected in our financial statements, except in the case where a premium deficiency exists. A premium deficiency would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As a result, future losses on loans that are not currently delinquent may have a material impact on future results as such losses emerge. As of June 30, 2020, we had established case reserves and reported losses incurred for 69,326 loans in our delinquency inventory and increased our IBNR reserve from $30 million at March 31, 2020 to $61 million at June 30, 2020. Though not reflected in our June 30, 2020 financial results, as of July 31, 2020, our delinquency inventory had decreased to

MGIC Investment Corporation - Q2 2020 | 63

68,206 loans. We expect that the number of loans in our delinquency inventory will increase from that level as a result of the COVID-19 pandemic, including as a result of high unemployment associated with initiatives intended to reduce the transmission of COVID-19. As a result, we expect our losses incurred to increase in future periods. The impact of the COVID-19 pandemic on the number of delinquencies and our losses incurred will be influenced by various factors, including those discussed in our risk factor titled "The impact of the COVID-19 pandemic on our business and financial condition may be material."
Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.
When we establish case reserves, we estimate the ultimate loss on delinquent loans by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The estimated claim rate and claim severity represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions, the impact of past and future government actions (including the enactment of the CARES Act) and actions taken by the GSEs (including implementation of foreclosure moratoriums and mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce the transmission of COVID-19, and a change in the length of time loans are delinquent before claims are received. All else being equal, the longer a loan is delinquent before a claim is received, the greater the severity. In light of the uncertainty caused by the COVID-19 pandemic, including the impact of foreclosure moratoriums and forbearance programs, the average time it takes to receive a claim may increase. The change in economic conditions may include changes in unemployment, including prolonged unemployment as a result of the COVID-19 pandemic, affecting borrowers’ income and thus their ability to make mortgage payments, and changes in home prices, which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. The economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions. Information about the geographic dispersion of our insurance in force can be found in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC. Changes to our claim rate and claim severity estimates could have a material impact on our future results, even in a stable economic environment. In addition, historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate.

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

MGIC Investment Corporation - Q2 2020 | 64

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
In 2019, we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of new insurance written ("NIW") has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Regarding the concentration of our new business, our top ten customers accounted for approximately 31% and 27% of our NIW, in each of the twelve months ended June 30, 2020 and 2019.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Premium rates on NIW will change our premium yield (net premiums earned divided by the average insurance in force) over time as older insurance policies run off and new insurance policies with different premium rates are written. Our premium rates are subject to approval by state regulatory agencies, which can delay or limit our ability to change them outside of the parameters already approved. In addition, our customized rate plans may delay our ability to increase our premiums on the NIW covered by such plans.
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

•
Our ability to participate in the non-GSE residential mortgage-backed securities (RMBS) market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from A.M. Best is A- (with a stable outlook), from Moody’s is Baa1 (with a stable outlook) and from Standard & Poor’s is BBB+ (with a negative outlook).

•
Financial strength ratings may also play a greater role if the GSEs no longer operate in their current capacities, for example, due to legislative or regulatory action. In addition, although the PMIERs do not require minimum financial strength ratings, the GSEs consider financial strength ratings to be important when using forms of credit enhancement other than traditional mortgage insurance, as discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance." In addition, the final GSE capital rule, when enacted, may provide the GSEs more capital credit for transactions with higher rated counterparties.

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
In 2019, the substantial majority of our NIW was for loans purchased by the GSEs, therefore, the business practices of the GSEs greatly impact our business and they include:

•	the GSEs' PMIERs, the financial requirements of which are discussed in our risk factor titled “We may not continue to

MGIC Investment Corporation - Q2 2020 | 65

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

In September 2019, at the direction of President Trump, the U.S. Treasury Department ("Treasury") released the “Treasury Housing Reform Plan” (the "Plan"). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending the conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage ("QM") rule of the CFPB, transferring risk to the private sector, and eliminating the "GSE Patch" (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Also in September 2019, the Treasury and FHFA entered into a letter agreement that will allow the GSEs to remit less of their earnings to the government, which will help them rebuild their capital.

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
The current GSE Patch expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The GSE Patch is scheduled to expire no later than January 2021. Approximately 21% and 22% of our NIW in the first half of 2020 and the last half of 2019, respectively, was on loans with DTI ratios greater than 43%. However, it is possible that expiration of the GSE Patch will be delayed and that not all future loans with DTI ratios greater than 43% will be affected by such expiration. In this regard, we note that in June 2020, the CFPB issued for comment, a proposed definition of QM that would replace the use of the DTI ratio in the definition with a pricing threshold that would exclude from the definition of QM a loan whose annual percentage rate exceeds the average prime offer rate for comparable loans by two percentage points or more. The CFPB proposed extending the expiration of the GSE Patch until the effective date of the final rule. Comments are due on the proposed rule by September 8, 2020.

We insure loans that do not qualify as QMs; however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about

MGIC Investment Corporation - Q2 2020 | 66

compliance with the ATR rule that the law allows with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs. Finally, certain lenders have suspended their non-QM lending due to COVID-19 pandemic-related concerns.
The QM definition for loans insured by the FHA, which was issued by the Department of Housing and Urban Development (“HUD”), is less restrictive than the CFPB’s current definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows lenders certain presumptions about compliance with the ATR rule on higher priced loans. It is possible that, in the future, lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition. However, in September 2019, HUD released its Housing Reform Plan and indicated that the FHA should refocus on its mission of providing housing finance support to low- and moderate-income families that cannot be fulfilled through traditional underwriting. In addition, Treasury's Plan indicated that the FHFA and HUD should develop and implement a specific understanding as to the appropriate roles and overlap between the GSEs and FHA, including with respect to the GSEs’ acquisitions of high LTV ratio loans and high DTI ratio loans.
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
As discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring," we have in place quota share and excess of loss reinsurance transactions providing various amounts of coverage on 85% of our risk in force as of June 30, 2020. These reinsurance transactions enable us to earn higher returns on our business than we would without them because fewer Available Assets are required to be held under PMIERs. However, reinsurance may not always be available to us or available on similar terms, the quota share reinsurance transactions subject us to counterparty credit risk, and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. If we are unable to obtain reinsurance for NIW, our returns may decrease absent an increase in premium rates. An increase in our premium rates may lead to a decrease in our NIW.
We have in place quota share reinsurance ("QSR") transactions with unaffiliated reinsurers that cover most of our insurance written from 2013 through 2021, and smaller portions of our insurance written prior to 2013 and from 2022 through 2025. As of June 30, 2020, the weighted average coverage percentage of our QSR transactions was 21%, based on risk in force. We also have in place reinsurance agreements that provide excess-of-loss reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having an insurance coverage in force date on or after July 1, 2016 and before April 1, 2019. The transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). The market volatility caused by the COVID-19 pandemic has caused a disruption in the market for new ILN transactions. Although new ILN transactions closed in the market in June and July 2020, we consider their structures and/or terms to be less attractive than prior ILN transactions.
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
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, premium rates and discrimination in pricing, and minimum capital requirements. The increased use, by the private mortgage insurance industry, of risk-based pricing systems that establish premium rates based on more attributes than previously considered may result in increased state and/or federal scrutiny of premium rates. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be adversely affected if personal information on consumers that we maintain is improperly disclosed; and damage to, or interruption in, our information technology systems may disrupt our operations.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

MGIC Investment Corporation - Q2 2020 | 67

Our holding company debt obligations materially exceed our holding company cash and investments.
At June 30, 2020, we had approximately $530 million in cash and investments at our holding company and our holding company’s debt obligations were $815 million in aggregate principal amount, consisting of $425 million of 5.75% Senior Notes due in 2023 ("5.75% Notes") and $390 million of 9% Debentures due in 2063 (of which approximately $133 million was purchased, and is held, by MGIC, and is eliminated on the consolidated balance sheet). Annual debt service on the 5.75% Notes and 9% Debentures outstanding as of June 30, 2020, is approximately $60 million (of which approximately $12 million will be paid to MGIC and will be eliminated on the consolidated statement of operations).
The 5.75% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. In addition, through March 31, 2021, dividends paid by MGIC to our holding company require GSE approval. MGIC is the principal source of dividends, and in the first quarter of 2020 and in the full year 2019, it paid a total of $390 million and $280 million, respectively, in dividends to our holding company. We ask the OCI not to object before MGIC pays dividends and, due to the uncertainty surrounding the COVID-19 pandemic, MGIC did not pay a dividend to the holding company in the second quarter of 2020. Future dividend payments from MGIC to the holding company will be determined on a quarterly basis in consultation with the board of directors, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business.
In the first quarter of 2020 and in 2019, we repurchased approximately 9.6 million and 8.7 million shares of our common stock, respectively, using approximately $120 million and $114 million of holding company resources, respectively. As of June 30, 2020, we had $291 million of authorization remaining to repurchase our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and due to the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists mostly of highly-rated fixed income investments, our investment portfolio is affected by general economic conditions and tax policy, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities. The value of our investment portfolio may also be adversely affected by ratings downgrades, increased bankruptcies and credit spreads widening in distressed industries, such as energy, lodging and leisure, autos, transportation and retail. In addition, the collectability and valuation of our municipal bond portfolio may be adversely affected if state and local municipalities incur increased costs to respond to COVID-19 and receive fewer tax revenues due to adverse economic conditions. Our investment portfolio also includes commercial mortgage-backed securities, collateralized loan obligations, and asset-backed securities, which could be adversely affected by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying loans. As a result of these matters, we may not achieve our investment objectives and a reduction in the market value of our investments could have an adverse effect on our liquidity, financial condition and results of operations.
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

MGIC Investment Corporation - Q2 2020 | 68

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2020.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
April 1, 2020	April 30, 2020	—	$—	—	$290,818,024
May 1, 2020	May 31, 2020	—	$—	—	$290,818,024
June 1, 2020	June 30, 2020	—	$—	—	$290,818,024
		—	$—	—

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

MGIC Investment Corporation - Q2 2020 | 69

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	May 19, 2020
4.2	Amended and Restated Bylaws, as amended (included as Exhibit 3.2)	8-K	3.2	May 19, 2020
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and through updating of various statistical and other information †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2020 | 70

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 4, 2020.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2020 | 71