Form 10-Q
period 2020-09-30
MGIC INVESTMENT CORP
filed 2020-11-04
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2020, there were 338,573,493 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2020

MGIC Investment Corporation - Q3 2020 | 3

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

MGIC Investment Corporation - Q3 2020 | 4

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

Home Re Transactions
Excess-of-loss reinsurance transactions with unaffiliated special purpose insurers domiciled in Bermuda

HOPA
Homeowners Protection Act

HUD
Housing and Urban Development

/ I
IBNR Reserves
Loss reserves established on delinquent loans for which the delinquency has not been reported

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

Long-term debt:
5.75% Notes
5.75% Senior Notes due on August 15, 2023, with interest payable semi-annually on February 15 and August 15 of each year

5.25% Notes
5.25% Senior Notes due on August 15, 2028, with interest payable semi-annually on February 15 and August 15 of each year

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

MGIC Investment Corporation - Q3 2020 | 5

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

/ T
TILA
Truth in Lending Act

MGIC Investment Corporation - Q3 2020 | 6

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW

Underwriting profit
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q3 2020 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	September 30, 2020	December 31, 2019
		(Unaudited)
ASSETS
Investment portfolio:	2 / 7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2020 - $6,037,701; 2019 - $5,562,550, allowance for expected credit loss, 2020- $362)		$6,344,718	$5,737,892
Equity securities, at fair value (cost 2020 - $17,486; 2019 - $17,188)		18,060	17,328
Other invested assets, at cost		3,100	3,100
Total investment portfolio		6,365,878	5,758,320
Cash and cash equivalents		380,055	161,847
Restricted cash and cash equivalents		8,755	7,209
Accrued investment income		47,782	49,705
Reinsurance recoverable on loss reserves	2/4	83,143	21,641
Reinsurance recoverable on paid losses	2	1,062	1,521
Premiums receivable	2	53,971	55,587
Home office and equipment, net		47,546	50,121
Deferred insurance policy acquisition costs		21,238	18,531
Other assets		140,080	105,089
Total assets		$7,149,510	$6,229,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$840,449	$555,334
Unearned premiums		315,071	380,302
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	878,838	420,867
Convertible junior subordinated debentures	3	208,814	256,872
Other liabilities		237,716	151,962
Total liabilities		2,635,888	1,920,337
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2020 - 371,353; 2019 - 371,353; shares outstanding 2020 - 338,573; 2019 - 347,308)		371,353	371,353
Paid-in capital		1,856,570	1,869,719
Treasury stock at cost (shares 2020 - 32,779; 2019 - 24,045)		(393,326)	(283,196)
Accumulated other comprehensive income, net of tax		167,777	72,708
Retained earnings		2,511,248	2,278,650
Total shareholders’ equity		4,513,622	4,309,234
Total liabilities and shareholders’ equity		$7,149,510	$6,229,571
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2020 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2020	2019	2020	2019
Revenues:
Premiums written:
Direct		$272,990	$286,059	$830,938	$843,145
Assumed		2,137	1,793	8,895	4,405
Ceded	4	(47,173)	(28,438)	(144,487)	(100,257)
Net premiums written		227,954	259,414	695,346	747,293
Decrease in unearned premiums, net		28,159	8,443	65,230	17,427
Net premiums earned		256,113	267,857	760,576	764,720
Investment income, net of expenses		37,252	42,715	118,278	125,723
Net realized investment gains	7	2,259	4,205	10,851	3,986
Other revenue		380	3,606	7,160	7,921
Total revenues		296,004	318,383	896,865	902,350

Losses and expenses:
Losses incurred, net	11	40,686	33,985	319,016	94,884
Amortization of deferred policy acquisition costs		3,278	3,142	8,697	8,380
Other underwriting and operating expenses, net		45,250	45,197	131,785	134,097
Loss on debt extinguishment		26,736	—	26,736	—
Interest expense		15,725	12,939	41,580	39,722
Total losses and expenses		131,675	95,263	527,814	277,083
Income before tax		164,329	223,120	369,051	625,267
Provision for income taxes		33,518	46,186	74,388	128,614
Net income		$130,811	$176,934	$294,663	$496,653

Earnings per share:
Basic	6	$0.39	$0.50	$0.87	$1.40
Diluted	6	$0.38	$0.49	$0.85	$1.36

Weighted average common shares outstanding - basic	6	338,598	351,475	340,408	354,272
Weighted average common shares outstanding - diluted	6	357,195	372,575	360,389	375,266

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2020 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2020	2019	2020	2019
Net income		$130,811	$176,934	$294,663	$496,653
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	33,712	31,372	104,308	183,197
Benefit plan adjustments		(11,347)	1,600	(9,239)	4,799
Other comprehensive (loss) income, net of tax		22,365	32,972	95,069	187,996
Comprehensive income		$153,176	$209,906	$389,732	$684,649

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2020 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2020	2019	2020	2019
Common stock

Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,859,195	1,860,578	1,869,719	1,862,536
Reacquisition of convertible junior subordinated debentures-equity component		(2,673)	—	(2,673)	—
Reissuance of treasury stock, net under share-based compensation plans		(140)	(133)	(18,807)	(11,715)
Equity compensation		188	4,528	8,331	14,152
Balance, end of period		1,856,570	1,864,973	1,856,570	1,864,973

Treasury stock
Balance, beginning of period		(393,425)	(194,070)	(283,196)	(175,059)
Reissuance of treasury stock, net under share-based compensation plans		99	59	9,867	5,989
Repurchase of common stock	12	—	(69,185)	(119,997)	(94,126)
Balance, end of period		(393,326)	(263,196)	(393,326)	(263,196)

Accumulated other comprehensive income (loss)
Balance, beginning of period		145,412	30,810	72,708	(124,214)
Other comprehensive (loss) income, net of tax	9	22,365	32,972	95,069	187,996
Balance, end of period		167,777	63,782	167,777	63,782

Retained earnings
Balance, beginning of period		2,400,820	1,966,994	2,278,650	1,647,275
Net income		130,811	176,934	294,663	496,653
Cash dividends	12	(20,383)	(21,223)	(62,065)	(21,223)
Balance, end of period		2,511,248	2,122,705	2,511,248	2,122,705

Total shareholders’ equity		$4,513,622	$4,159,617	$4,513,622	$4,159,617

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2020 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$294,663	$496,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,660	35,778
Deferred tax expense	28,427	7,628
Loss on debt extinguishment	26,736	—
Net realized investment (gains) losses	(10,851)	(3,986)
Change in certain assets and liabilities:
Accrued investment income	1,923	(319)
Reinsurance recoverable on loss reserves	(61,502)	13,762
Reinsurance recoverable on paid losses	459	1,375
Premium receivable	1,616	3,286
Deferred insurance policy acquisition costs	(2,707)	(122)
Profit commission receivable	13,909	3,868
Loss reserves	285,115	(71,722)
Unearned premiums	(65,231)	(17,429)
Return premium accrual	(300)	(9,600)
Current income taxes	(40,855)	(8,765)
Other, net	(3,209)	7,756
Net cash provided by operating activities	508,853	458,163

Cash flows from investing activities:
Purchases of investments	(1,994,286)	(1,043,003)
Proceeds from sales of investments	741,732	201,369
Proceeds from maturity of fixed income securities	776,709	536,747
Additions to property and equipment	(2,214)	(4,079)
Net cash used in investing activities	(478,059)	(308,966)

Cash flows from financing activities:
Proceeds from issuance of senior notes	640,250	—
Purchase of senior notes	(179,735)	—
Payment of original issue discount - senior notes	(2,969)	—
Purchase of convertible junior subordinated debentures	(36,392)	—
Payment of original issue discount - convertible junior subordinated debentures	(15,049)	—
Cash portion of loss on debt extinguishment	(25,266)	—
Payment of debt issuance costs	(1,197)	—
Repurchase of common stock	(119,997)	(105,766)
Dividends paid	(61,745)	(20,989)
Payment of withholding taxes related to share-based compensation net share settlement	(8,940)	(5,726)
Net cash provided by ( used in) financing activities	188,960	(132,481)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	219,754	16,716
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	169,056	155,038
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$388,810	$171,754
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2020 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of insurance in force, calculated from tables of factors with several risk dimensions). Based on our application of PMIERs, as of September 30, 2020, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the financial requirements of the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain reclassifications to 2019 amounts have been made in the accompanying financial statements to conform to the 2020 presentation.

Recent Developments
The COVID-19 pandemic had a material impact on our 2020 financial results. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The increase in unemployment and economic uncertainty resulting from initiatives to reduce the transmission of COVID-19 (including “shelter-in-place” restrictions), as well as COVID-19-related illnesses and deaths, negatively impacted our business. Among other things, the COVID-19 pandemic led to an increase in new defaults, which increased our capital requirements under PMIERs on those delinquent loans and increased our losses incurred. The magnitude of the future impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the resulting level of unemployment, and the impact of past and future government initiatives (including the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")) and actions taken by the GSEs (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce its transmission.

Subsequent events
We have considered subsequent events through the date of this filing. In October, MGIC executed an insurance linked note transaction (see Note 4 - “Reinsurance”).

MGIC Investment Corporation - Q3 2020 | 13

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

In evaluating whether a credit allowance should be established, we consider several factors including, but not limited to:

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

Reinsurance Recoverables
Each quarter, we assess the credit risk associated with our reinsurance recoverable. ASC 326 requires immediate recognition of estimated credit losses expected to occur over the remaining life of a reinsurance recoverable. In assessing whether a credit allowance should be established, we consider several factors including, but not limited to the credit ratings of individual reinsurers, investor reports for our Home Re Transactions, collateral held in trust accounts in which MGIC is the sole beneficiary, and aging of outstanding reinsurance recoverable balances.

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

Measurement of Credit Losses on Financial Instruments: ASU 2016-13
Effective January 1, 2020, we adopted ASC 326, Financial Instruments - Credit Losses (“CECL”). This new standard replaced the incurred loss impairment methodology with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under CECL, allowances are established by incorporating the forecast of future economic conditions into our loss estimate unless such forecast is not reasonable and supportable, in which case we revert to historical loss experience. Application of the CECL model impacts our reinsurance recoverables and premium receivable. ASC 326 also replaced the OTTI model with an impairment allowance model, subject to reversal, for available-for-sale investments, which are measured at fair value. Our mortgage insurance policies are outside the scope of ASC 326. The new guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore requires significant judgment in application. Applying ASC 326, we have determined that an allowance for credit losses related to our premium receivables and reinsurance recoverables was not necessary as of September 30, 2020. At September 30, 2020, we established an allowance for credit losses for available-for-sale securities of $0.4 million. We continue to apply the previous guidance to 2019 and prior periods.

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

MGIC Investment Corporation - Q3 2020 | 14

Prospective Accounting Standards
Table 2.1 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

Standard / Interpretation
Table	2.1

Amended Standards			Effective date
ASC 321, 323, 815	Investments
	•	ASU 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	January 1, 2021
ASC 740	Income Taxes
	•	ASU 2019-12 - Simplifying the Accounting for Income Taxes	January 1, 2021
ASC 715	Compensation - Retirement Benefits
	•	ASU 2018-14 - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2021
ASC 470, 815	Debt
	•	ASU 2020-06 - Debt with conversion and other options (Topic 470), derivatives and hedging - contracts in entity’s own equity (Topic 815)	January 1, 2022
ASC 310-20	Receivables
	•	ASU 2020-08 - Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs	January 1, 2022

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

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: ASU 2020-06
In August 2020, the FASB issued guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. It also includes amendments to EPS guidance. The updated guidance reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU eliminated the cash conversion and the beneficial conversion model, which will make more instruments eligible for the fair value option. As a result of these changes, more convertible instruments will be reported as a single unit on the balance sheet. The updated guidance also includes updates to the EPS calculation. The ASU requires companies to use the if-converted method, assume share settlement when settlement can be in cash or in shares, use an average market price for the period if the number of shares is based on an entity’s share price, and use the weighted average shares from each quarter to calculate the year to date weighted average shares. The ASU also includes improvements to the disclosures for convertible instruments and EPS. The updated guidance is effective for annual periods beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020. The ASU requires adoption to be applied retrospectively or using a modified retrospective basis. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statement disclosures and whether we would early adopt.
Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs: ASU 2020-08
In October 2020, the FASB issued amendments to the codification that clarifies the accounting guidance for Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. FASB standard 2017-08 shortened the amortization period for certain purchased callable debt securities held at a premium

MGIC Investment Corporation - Q3 2020 | 15

by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date and clarifies the FASB’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-35-33 for each reporting period. This guidance clarifies the issuer of a callable debt security should utilize the next call date versus the earliest call date in amortizing premium. The updated guidance is effective for annual periods beginning after December 15, 2020. Early adoption is not permitted. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statement disclosures.

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of September 30, 2020 and December 31, 2019 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		September 30, 2020	December 31, 2019
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $242.3 million)		240.4	$420.8
5.25% Notes, due August 2028 (par value: $650 million)		638.5	—
9% Debentures, due April 2063 (1)		208.8	256.9
Long-term debt, carrying value		$1,242.7	$832.7
(1)Convertible at any time prior to maturity at the holder’s option, at a conversion rate, which is subject to adjustment, of 74.4718 shares per $1,000 principal amount, representing a conversion price of approximately $13.43 per share.

The 5.75% Senior Notes (“5.75% Notes”), 5.25% Senior Notes (5.25% Notes) and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

5.25% Senior Notes
In August 2020, we issued $650 million aggregate principal amount of 5.25% Notes, which are due in 2028 and received net proceeds, after the deduction of underwriting fees, of $640.3 million. Interest on the 5.25% Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2021. Prior to August 15, 2023, we may redeem the 5.25% Notes at an amount equal to the sum of (a) the greater of: (i) the sum of the principal amount and the make-whole amount; and (ii) 102.625% of principal; and (b) accrued and unpaid interest. The make-whole amount is the excess of: (1) the present value of the remaining principal, premium and interest payments that would be payable with respect to the note if such note were redeemed on August 15, 2023 (at 102.625% of principal), computed using a discount rate equal to the treasury rate specified in the notes, plus 50 basis points, over (2) the outstanding principal amount of such note.

On and after August 15, 2023, we may redeem the notes at 102.625% of principal; on or after August 15, 2024, we may redeem the notes at 101.313% of principal; and on or after August 15, 2025, we may redeem the notes at 100% of principal; in each case, plus accrued and unpaid interest.

In addition to underwriting fees, we incurred approximately $2.0 million of other expenses associated with the issuance of these notes.

The 5.25% Notes have covenants customary for securities of this nature, including customary events of default and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.25% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.25% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.25% Notes, including their covenants and events of default.

The net proceeds from the 5.25% Notes issuance were used, in part, as (i) cash consideration to purchase $182.7 million of our 5.75% Notes, and (ii) cash consideration to purchase $48.1 million of our 9% Debentures. The balance of the proceeds remains at the holding company.

5.75% notes
In August 2020, we repurchased $182.7 million in aggregate principal of our 5.75% notes at a purchase price of $197.8 million, plus accrued interest using proceeds from the 5.25% Note issuance. The excess of the purchase price over carrying value, plus the write-off of unamortized issuance costs on the par values, is reflected as a loss on debt extinguishment of $16.5 million on our consolidated statement of operations.

9% Debentures
In the third quarter of 2020, we repurchased $48.1 million in aggregate principal of our 9% Debentures at a purchase price of $61.6 million, plus accrued interest using proceeds from the 5.25% Notes issuance. The repurchase of the 9% Debentures resulted in a $10.2 million loss on debt extinguishment on our consolidated statement of operations; a reduction in our shareholder's equity of $2.7 million related to the reacquisition of the equity component of the 9% Debentures; and a reduction in our potentially dilutive shares by approximately 3.6 million shares.

See Note 7 “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information pertaining to our debt obligations. As of September 30, 2020 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the nine months ended September 30, 2020 and 2019 were $44.2 million and $38.5 million, respectively.

MGIC Investment Corporation - Q3 2020 | 16

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2020	2019	2020	2019
Premiums earned:
Direct		$300,557	$294,909	$896,346	$861,705
Assumed		2,729	1,388	8,719	3,275
Ceded (1)		(47,173)	(28,440)	(144,489)	(100,260)
Net premiums earned		$256,113	$267,857	$760,576	$764,720

Losses incurred:
Direct		$61,164	$36,755	$383,950	$102,835
Assumed		229	(34)	528	(110)
Ceded		(20,707)	(2,736)	(65,462)	(7,841)
Losses incurred, net		$40,686	$33,985	$319,016	$94,884
(1)Ceded premiums earned on our quota share reinsurance agreements are net of profit commission. The profit commission varies directly and inversely with the level of ceded losses on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than we experienced in the first nine months of 2020. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission.

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

The structure of the 2020 QSR Transaction is a 30% quota share, with a one-time option, elected by us, to reduce the cede rate to either 25% or 20% effective July 1, 2021, or bi-annually thereafter, for a fee, for all policies covered, with a 20% ceding commission as well as a profit commission. Generally, under the 2020 QSR Transaction we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transaction remains below 62%.

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

The structure of the 2021 QSR Transaction is a 17.5% quota share on 2021 NIW, with an option, elected by us, to reduce the cede rate to either 14.5% or 12% effective July 1, 2022 or semiannually thereafter. Generally, under the 2021 QSR Transaction, we will receive a profit commission provided the annual loss ratio on the loans covered under the transaction remains below 62%.

Credit Union Quota Share Program
We entered into a Credit Union QSR Transaction with an unaffiliated reinsurer which covers NIW on loans originated by credit unions from April 1, 2020 through December 31, 2025. Eligible credit union business written before 2020 was covered by our 2019 and prior QSR Transactions. Under the Credit Union QSR Transaction, we will cede losses and premiums on the covered NIW through December 31, 2039. Early termination of the agreement can be elected by us at any quarter-end if we will receive less than 80% of the full credit amount under the PMIERs for the risk ceded in any required calculation period or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

The structure of the Credit Union QSR Transaction is a 65% quota share, with a 20% ceding commission as well as a profit commission. Generally, we will receive a profit commission provided the annual loss ratio on the loans covered under the transaction remains below 50%.

2019 and prior QSR Transactions. See Note 9 “Reinsurance” to Consolidated Financial Statements in our 2019 Form 10-K for more information about our QSR Transactions entered into prior to 2020.

Our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratio caps of 200%.

MGIC Investment Corporation - Q3 2020 | 17

Table 4.2 below provides a summary of our quota share reinsurance agreements, excluding captive agreements, for the three and nine months ended September 30, 2020 and 2019.

Quota Share Reinsurance
Table	4.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2020	2019	2020	2019
Ceded premiums written and earned, net of profit commission (1)		$43,448	$23,032	$131,651	$87,721
Ceded losses incurred		20,707	2,729	65,493	7,845
Ceding commissions (2)		12,128	11,042	35,518	37,807
Profit commission (3)		17,191	32,177	45,939	108,079
(1)Under our QSR Transactions, premiums are ceded on an earned and received basis as defined in the agreements. The nine months ended September 30, 2019 include a $6.8 million termination fee related to our 2015 QSR Transaction.
(2)Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.
(3)The profit commission varies directly and inversely with the level of ceded losses on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than we experienced in the first nine months of 2020. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in a lower profit commission and more benefit from ceded losses.

Under the terms of our QSR Transactions, currently in effect, reinsurance premiums, ceding commission and profit commission are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $83.1 million as of September 30, 2020 and $21.6 million as of December 31, 2019. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the amount of which is based on the funding requirements of PMIERs. An allowance for credit losses was not required for 2020.

Excess of loss reinsurance
We have aggregate excess of loss reinsurance agreements (“Home Re Transactions”) with unaffiliated special purpose insurers domiciled in Bermuda (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses, and a Home Re special purpose entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses in excess of the outstanding reinsurance coverage amount. The aggregate excess of loss reinsurance coverage decreases over a ten-year period, subject to certain conditions, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid. For each of our 2018 and 2019 Home Re Transaction, a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. While the “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments.

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

MGIC Investment Corporation - Q3 2020 | 18

Table 4.3 provides a summary of our excess of loss reinsurance agreements as of September 30, 2020 and December 31, 2019.

Excess of Loss Reinsurance
Table	4.3
(In thousands)				September 30, 2020		December 31, 2019
Home Re Entity (Issue Date)		Policy Inforce Dates	Termination Option Date (1)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverages
Home Re 2018-1 Ltd. (Oct. - 2018)		July 1, 2016 - December 31, 2017	October 25, 2025	$166,246	$218,343	$167,779	$260,957
Home Re 2019-1 Ltd. (May - 2019)		January 1, 2018 - March 31, 2019	May 25, 2026	184,797	208,146	185,636	271,021
Total				$351,043	$426,489	$353,415	$531,978
(1)We have the right to terminate the excess-of-loss reinsurance agreements under certain circumstances and on any payment date on or after the respective termination option date.

In October, MGIC entered into a $412.9 million excess of loss reinsurance agreement (executed through an insurance linked note transaction) that covers policies with inforce dates from January 1, 2020 through July 31, 2020.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in one-month LIBOR, (or the fallback reference rate, as applicable) and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at September 30, 2020, were not material to our consolidated balance sheet, and the change in fair value during the three and nine months ended September 30, 2020 was not material to our consolidated statements of operations. Total ceded premiums were $3.7 million and $12.8 million for the three and nine months ended September 30, 2020, respectively and $5.4 million and $12.4 million for the three and nine months ended September 30, 2019, respectively.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of September 30, 2020, and December 31, 2019, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from either VIE under our reinsurance agreements. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreements. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance agreements. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance agreements and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance agreements should its claims not be paid. We consider our exposure to loss from our reinsurance agreements with the VIEs to be remote.

MGIC Investment Corporation - Q3 2020 | 19

Table 4.4 presents the total assets of the Home Re Entities as of September 30, 2020 and December 31, 2019.

Home Re total assets
Table	4.4
(In thousands)
Home Re Entity (Issue date)		Total VIE Assets
September 30, 2020
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

The assets of the Home Re Entities provide capital credit, subject to a modest reduction, under the PMIERs financial requirements (see Note 1 - “Nature of Business and Basis of Presentation”). A decline in the assets available to pay claims and principal repayments reduces the capital credit available to MGIC.

MGIC Investment Corporation - Q3 2020 | 20

Note 5. Litigation and Contingencies
Before paying an insurance claim, we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage on the loan. We refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term. In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy. We call such reduction of claims “curtailments.” In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2019 and the first nine months of 2020, curtailments reduced our average claim paid by approximately 5.0% and 3.5%, respectively.

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

Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss as a component of our IBNR and other reserves. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is reasonably possible that when resolved we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $40 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

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

MGIC Investment Corporation - Q3 2020 | 21

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)		2020	2019	2020	2019
Basic earnings per share:
Net income		$130,811	$176,934	$294,663	$496,653
Weighted average common shares outstanding - basic		338,598	351,475	340,408	354,272
Basic earnings per share		$0.39	$0.50	$0.87	$1.40

Diluted earnings per share:
Net income		$130,811	$176,934	$294,663	$496,653
Interest expense, net of tax:
9% Debentures		4,161	4,566	13,293	13,698
Diluted income available to common shareholders		$134,972	$181,500	$307,956	$510,351

Weighted average common shares outstanding - basic		338,598	351,475	340,408	354,272
Effect of dilutive securities:
Unvested RSUs		1,377	2,072	1,492	1,966
9% Debentures		17,220	19,028	18,489	19,028
Weighted average common shares outstanding - diluted		357,195	372,575	360,389	375,266
Diluted earnings per share		$0.38	$0.49	$0.85	$1.36

Note 7. Investments
Fixed income securities
The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed income securities classified as available-for-sale at September 30, 2020 and December 31, 2019 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of September 30, 2020
Table	7.1a
(In thousands)		Amortized Cost	Allowance for Expected Credit Loss	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$347,249	$—	$1,513	$(15)	$348,747
Obligations of U.S. states and political subdivisions		1,886,910	—	146,562	(891)	2,032,581
Corporate debt securities		2,627,745	—	144,646	(2,748)	2,769,643
Asset backed securities (“ABS”)		201,731	(362)	3,472	(145)	204,696
Residential mortgage backed securities (“RMBS”)		398,934	—	6,106	(1,147)	403,893
Commercial mortgage backed securities (“CMBS”)		258,579	—	13,791	(846)	271,524
Collateralized loan obligations (“CLOs”)		312,068	—	—	(2,975)	309,093
Debt securities issued by foreign sovereign governments		4,485	—	56	—	4,541
Total fixed income securities		$6,037,701	$(362)	$316,146	$(8,767)	$6,344,718

MGIC Investment Corporation - Q3 2020 | 22

Details of fixed income securities by category as of December 31, 2019
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$195,176	$1,237	$(210)	$196,203
Obligations of U.S. states and political subdivisions		1,555,394	99,328	(857)	1,653,865
Corporate debt securities		2,711,910	76,220	(3,008)	2,785,122
ABS		227,376	2,466	(178)	229,664
RMBS		271,384	429	(3,227)	268,586
CMBS		274,234	5,531	(779)	278,986
CLOs		327,076	33	(1,643)	325,466
Total fixed income securities		$5,562,550	$185,244	$(9,902)	$5,737,892
(1)At December 31, 2019 there was no other-than-temporary impairment losses recorded in other comprehensive income.

We had $14.1 million and $13.9 million of investments at fair value on deposit with various states as of September 30, 2020 and December 31, 2019, respectively, due to regulatory requirements of those state insurance departments.

The amortized cost and fair values of fixed income securities at September 30, 2020, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		September 30, 2020
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$437,605	$440,557
Due after one year through five years		1,993,330	2,077,983
Due after five years through ten years		1,152,214	1,256,504
Due after ten years		1,283,240	1,380,468
		4,866,389	5,155,512

ABS		201,731	204,696
RMBS		398,934	403,893
CMBS		258,579	271,524
CLOs		312,068	309,093
Total as of September 30, 2020		$6,037,701	$6,344,718

Proceeds from sales of fixed income securities classified as available-for-sale were $713.1 million and $201.4 million during the nine months ended September 30, 2020 and 2019, respectively. Gross gains of $3.4 million and $15.9 million and gross losses of $0.8 million and $5.9 million were realized during the three and nine months ended September 30, 2020, respectively. We recorded $0.4 million of realized losses for the three months ended September 30, 2020 and recorded realized losses of $0.7 million for the nine months ended September 30, 2020 related to our intent to sell certain securities. We also recorded a credit allowance of $0.4 million for the three and nine months ended September 30, 2020. Gross gains of $3.3 million and $5.3 million and gross losses of $0.7 million and $3.0 million were realized on those sales during the three and nine months ended September 30, 2019, respectively, and we recorded OTTI losses of $0.1 million for the nine months ended September 30, 2019. Realized investment gains and losses are reported in income based on specific identification of securities sold.

Equity securities
The cost and fair value of investments in equity securities at September 30, 2020 and December 31, 2019 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of September 30, 2020
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,486	$587	$(13)	$18,060

MGIC Investment Corporation - Q3 2020 | 23

Details of equity security investments as of December 31, 2019
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,188	$154	$(14)	$17,328

For the three and nine months ended September 30, 2020, we recognized $0.1 million and $0.4 million of net gains on equity securities still held as of September 30, 2020. For the three and nine months ended September 30, 2019, we recognized an insignificant amount and $0.2 million, respectively, of net gains on equity securities still held as of September 30, 2019.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of September 30, 2020, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $165.7 million.

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of September 30, 2020
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$5,004	$(15)	$—	$—	$5,004	$(15)
Obligations of U.S. states and political subdivisions		72,620	(891)	—	—	72,620	(891)
Corporate debt securities		263,665	(2,748)	—	—	263,665	(2,748)
ABS		17,505	(145)	—	—	17,505	(145)
RMBS		128,358	(1,028)	3,886	(119)	132,244	(1,147)
CMBS		13,065	(707)	1,338	(139)	14,403	(846)
CLOs		159,553	(1,271)	149,540	(1,704)	309,093	(2,975)
Total		$659,770	$(6,805)	$154,764	$(1,962)	$814,534	$(8,767)

Unrealized loss aging for securities by type and length of time as of December 31, 2019
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$57,301	$(200)	$5,806	$(10)	$63,107	$(210)
Obligations of U.S. states and political subdivisions		74,859	(847)	6,957	(10)	81,816	(857)
Corporate debt securities		221,357	(2,847)	43,505	(161)	264,862	(3,008)
ABS		21,542	(118)	3,851	(60)	25,393	(178)
RMBS		105,443	(461)	110,452	(2,766)	215,895	(3,227)
CMBS		62,388	(728)	11,852	(51)	74,240	(779)
CLOs		81,444	(225)	196,988	(1,418)	278,432	(1,643)
Total		$624,334	$(5,426)	$379,411	$(4,476)	$1,003,745	$(9,902)

Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2020 presented in table 7.4a above are not indicative of the ultimate collectability of the current amortized cost of the securities. We believe the gross unrealized losses are primarily attributable to widening credit spreads over risk free rates, as a result of economic and market uncertainties arising from the COVID-19 pandemic, which includes demand shocks in multiple sectors that originated in the first nine months of 2020. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of

MGIC Investment Corporation - Q3 2020 | 24

individual investments to determine whether a credit impairment exists. At September 30, 2020 we recorded an allowance for expected credit losses of $0.4 million.

The unrealized losses in all categories of our investments at December 31, 2019 were primarily caused by changes in interest rates between the time of purchase and December 31, 2019.

There were 197 and 217 securities in an unrealized loss position at September 30, 2020 and December 31, 2019, respectively.

We report accrued investment income separately from fixed income, available-for-sale, securities and we have determined an allowance for credit losses for accrued investment income is not required. Accrued investment income is written off through net realized investment gains (losses) if, and at the time, the issuer of the security defaults or is expected to default on payments.

Table 7.5 below presents a rollforward of the changes in allowance for credit losses on available-for-sale fixed maturity securities by major security type for the period end September 30, 2020:

Rollforward of Allowance for Credit Allowance
Table	7.5
(In thousands)		Asset Backed Securities
Balance at December 31, 2019 and June 30, 2020		$—
Additions for expected credit allowance where no credit losses were previously recognized.		362
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized.		—
Reductions due to sales/defaults of credit-impaired securities		—
Reductions for impairments of securities which the Company intends to sell or more likely than not will be required to sell		—
Balance at September 30, 2020		$362

Note 8. Fair Value Measurements
Recurring fair value measurements
The following describes the valuation methodologies generally used by the independent pricing sources, or by us, to measure financial instruments at fair value, including the general classification of such financial instruments pursuant to the valuation hierarchy.

Level 1 measurements
•Fixed income securities: Consist of primarily U.S. Treasury securities with valuations derived from quoted prices for identical instruments in active markets that we can access.
•Equity securities: Consist of actively traded, exchange-listed equity securities, including exchange traded funds (“ETFs”), with valuations derived from quoted prices for identical assets in active markets that we can access.
•Other: Includes money market funds and treasury bills with valuations derived from quoted prices for identical assets in active markets that we can access.

Level 2 measurements
•Fixed income securities:
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

MGIC Investment Corporation - Q3 2020 | 25

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

Level 3 measurements
•Real estate acquired is valued at the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

Assets measured at fair value, by hierarchy level, as of September 30, 2020 and December 31, 2019 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2019 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of September 30, 2020
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$348,747	$212,703	$136,044	$—
Obligations of U.S. states and political subdivisions		2,032,581	—	2,032,581	—
Corporate debt securities		2,769,643	—	2,769,643	—
ABS		204,696	—	204,696	—
RMBS		403,893	—	403,893	—
CMBS		271,524	—	271,524	—
CLOs		309,093	—	309,093	—
Debt securities issued by foreign sovereign governments		4,541	—	4,541	—
Total fixed income securities		6,344,718	212,703	6,132,015	—
Equity securities		18,060	18,060	—	—
Other (1)		380,072	380,072	—	—
Real estate acquired (2)		1,690	—	—	1,690
Total		$6,744,540	$610,835	$6,132,015	$1,690

Assets carried at fair value by hierarchy level as of December 31, 2019
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$196,203	$34,240	$161,963	$—
Obligations of U.S. states and political subdivisions		1,653,865	—	1,653,865	—
Corporate debt securities		2,785,122	—	2,785,122	—
ABS		229,664	—	229,664	—
RMBS		268,586	—	268,586	—
CMBS		278,986	—	278,986	—
CLOs		325,466	—	325,466	—
Total fixed income securities		5,737,892	34,240	5,703,652	—
Equity securities		17,328	17,328	—	—
Other (1)		164,693	164,693	—	—
Real estate acquired (2)		7,252	—	—	7,252
Total		$5,927,165	$216,261	$5,703,652	$7,252
(1)Includes money market funds and short term U.S. Treasury Securities included in “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” on the consolidated balance sheets.
(2)Real estate acquired through claim settlement, which is held for sale, is reported in “Other assets” on the consolidated balance sheets.

MGIC Investment Corporation - Q3 2020 | 26

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2020 and 2019 is shown in tables 8.2a through 8.2d below. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended September 30, 2020
Table	8.2a
(In thousands)		Fixed income	Real Estate Acquired
Balance at June 30, 2020		$—	$1,963
Purchases		—	1,990
Sales		—	(2,266)
Included in earnings and reported as losses incurred, net		—	3
Balance at September 30, 2020		$—	$1,690

Fair value roll-forward for financial instruments classified as Level 3 for the nine months ended September 30, 2020
Table	8.2b
(In thousands)		Fixed income	Real Estate Acquired
Balance at December 31, 2019		$—	$7,252
Purchases		—	7,911
Sales		—	(13,991)
Included in earnings and reported as losses incurred, net		—	518
Balance at September 30, 2020		$—	$1,690

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended September 30, 2019
Table	8.2c
(In thousands)		Fixed income	Real Estate Acquired
Balance at June 30, 2019		$—	$10,250
Purchases		—	4,681
Sales		—	(7,173)
Included in earnings and reported as losses incurred, net		—	21
Balance at September 30, 2019		$—	$7,779

Fair value roll-forward for financial instruments classified as Level 3 for the nine months ended September 30, 2019
Table	8.2d
(In thousands)		Fixed income	Real Estate Acquired
Balance at December 31, 2018		$13	$14,535
Purchases		—	19,872
Sales		(13)	(26,197)
Included in earnings and reported as losses incurred, net		—	(431)
Balance at September 30, 2019		$—	$7,779

Financial assets and liabilities not measured at fair value
Other invested assets include an investment in FHLB stock that is carried at cost, which due to restrictions that require it to be redeemed or sold only to the security issuer at par value, approximates fair value. The fair value of other invested assets is categorized as Level 2.
Financial liabilities include our outstanding debt obligations. The fair values of our 5.75% and 5.25% Notes and 9% Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using cash flows discounted at current

MGIC Investment Corporation - Q3 2020 | 27

incremental borrowing rates for similar borrowing arrangements. In all cases the fair values of the financial liabilities below are categorized as Level 2.
Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2020 and December 31, 2019.

Financial assets and liabilities not measured at fair value
Table	8.3
		September 30, 2020		December 31, 2019
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		155,000	161,436	155,000	156,422
5.75% Senior Notes		240,433	257,065	420,867	471,827
5.25% Senior Notes		638,405	673,478	—	—
9% Convertible Junior Subordinated Debentures		208,814	268,397	256,872	346,289
Total financial liabilities		$1,242,652	$1,360,376	$832,739	$974,538

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2020	2019	2020	2019
Net unrealized investment gains arising during the period		$42,674	$39,712	$132,036	$231,895
Total income tax benefit (expense)		(8,962)	(8,340)	(27,728)	(48,698)
Net of taxes		33,712	31,372	104,308	183,197

Net changes in benefit plan assets and obligations		(14,364)	2,024	(11,695)	6,074
Total income tax benefit (expense)		3,017	(424)	2,456	(1,275)
Net of taxes		(11,347)	1,600	(9,239)	4,799

Total other comprehensive income		28,310	41,736	120,341	237,969
Total income tax benefit (expense)		(5,945)	(8,764)	(25,272)	(49,973)
Total other comprehensive income, net of tax		$22,365	$32,972	$95,069	$187,996

MGIC Investment Corporation - Q3 2020 | 28

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2020	2019	2020	2019
Reclassification adjustment for net realized (losses) gains(1)		$10,349	$2,772	$8,673	$1,794
Income tax (expense) benefit		(2,173)	(582)	(1,821)	(376)
Net of taxes		8,176	2,190	6,852	1,418

Reclassification adjustment related to benefit plan assets and obligations (2)		(1,336)	(2,024)	(4,005)	(6,074)
Income tax (expense) benefit		280	424	841	1,275
Net of taxes		(1,056)	(1,600)	(3,164)	(4,799)

Total reclassifications		9,013	748	4,668	(4,280)
Income tax (expense) benefit		(1,893)	(158)	(980)	899
Total reclassifications, net of tax		$7,120	$590	$3,688	$(3,381)
(1)(Decreases) Increases Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (Increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the nine months ended September 30, 2020, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Nine Months Ended September 30, 2020
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2019, net of tax		138,521	(65,813)	72,708
Other comprehensive income before reclassifications		111,160	(12,403)	98,757
Less: Amounts reclassified from AOCI		6,852	(3,164)	3,688
Balance, September 30, 2020, net of tax		$242,829	$(75,052)	$167,777

Note 10. Benefit Plans
Table 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2020 and 2019.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2020	2019	2020	2019
Service cost		$1,848	$2,086	$316	$337
Interest cost		3,375	3,926	208	283
Expected return on plan assets		$(5,526)	$(4,866)	$(1,852)	$(1,447)
Amortization of net actuarial losses/(gains)		1,580	2,103	(196)	—
Amortization of prior service cost/(credit)		$(62)	$(71)	$13	$(8)
Cost of settlements		6,520	—	—	—
Net periodic benefit cost (benefit)		$7,735	$3,178	$(1,511)	$(835)

MGIC Investment Corporation - Q3 2020 | 29

Components of net periodic benefit cost
Table	10.2
		Nine Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2020	2019	2020	2019
Service cost		$5,545	$6,258	$947	$1,009
Interest cost		10,125	11,779	624	848
Expected return on plan assets		(16,579)	(14,599)	(5,556)	(4,339)
Amortization of net actuarial losses/(gains)		4,740	6,309	(587)	—
Amortization of prior service cost/(credit)		(186)	(211)	38	(25)
Cost of settlements		6,520	—	—	—
Net periodic benefit cost (benefit)		$10,165	$9,536	$(4,534)	$(2,507)

Contributions of $12.4 million have been made to our qualified pension and supplemental executive retirement plan in 2020, of which $6.5 million were made to our qualified pension plan. We recorded a pension settlement accounting charge of $6.5 million in 2020.

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

Losses incurred on delinquencies that occurred in the current year increased in the first nine months of 2020 compared to the same period in 2019, due to an increase in the new delinquency notices reported and IBNR reserve estimates, due to the impact of the COVID-19 pandemic.

For the nine months ended September 30, 2020 we experienced adverse loss reserve development of $17.3 million on previously received delinquencies primarily related to severity. For the nine months ended September 30, 2019, we experienced favorable loss reserve development of $47.8 million on previously received delinquencies, due in large part to the resolution of approximately 61% of the prior year delinquent inventory, with lower claim rates due to improved cure rates. This favorable loss reserve development was partially offset by the recognition of a probable loss of $23.5 million related to litigation of our claims paying practices.

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a

MGIC Investment Corporation - Q3 2020 | 30

requirement for additional review and/or mediation processes. In recent quarters, we have experienced a decline in the average time it takes servicers to process foreclosures, which has reduced the average time to receive a claim associated with new delinquency notices that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity.

In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums and forbearance plans, we expect the average time it takes to receive a claim will increase.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $29 million and $30 million at September 30, 2020 and December 31, 2019, respectively. The slight decrease is primarily due to a decrease in claims received and delinquencies entering foreclosure due to foreclosure moratoriums and forbearance plans.

MGIC Investment Corporation - Q3 2020 | 31

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2020 and 2019.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Nine Months Ended September 30,
(In thousands)		2020	2019
Reserve at beginning of period		$555,334	$674,019
Less reinsurance recoverable		21,641	33,328
Net reserve at beginning of period		533,693	640,691

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		301,699	142,644
Prior years (1)		17,317	(47,760)
Total losses incurred		319,016	94,884

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		1,486	980
Prior years		93,937	165,844
Reinsurance terminations		(20)	(13,980)
Total losses paid		95,403	152,844
Net reserve at end of period		757,306	582,731
Plus reinsurance recoverables		83,143	19,566
Reserve at end of period		$840,449	$602,297
(1)A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first nine months of 2020 and 2019 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Nine Months Ended September 30,
(In thousands)		2020	2019
Decrease in estimated claim rate on primary defaults		$(1,626)	$(94,294)
Increase in estimated severity on primary defaults		13,503	2,637
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		5,440	43,897
Total prior year loss development (1)		$17,317	$(47,760)
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q3 2020 | 32

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and nine months ended September 30, 2020 and 2019 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Delinquency inventory at beginning of period		69,326	29,795	30,028	32,898
New notices		20,924	14,019	90,906	40,545
Cures		(25,446)	(12,592)	(54,523)	(39,822)
Paid claims		(375)	(1,045)	(1,933)	(3,345)
Rescissions and denials		(11)	(42)	(60)	(141)
Other items removed from inventory		—	(195)	—	(195)
Delinquency inventory at end of period		64,418	29,940	64,418	29,940

COVID-19 Activity
New delinquency notices increased in 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19. In the third quarter of 2020, we experienced an increase in cures associated with our COVID-19 new delinquency notices. The CARES Act and other related actions provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. These forbearance plans generally allow for mortgage payments to be suspended for up to 360 days: an initial forbearance period up to 180 days and, if requested by the borrower, an extension of up to 180 days. As of September 30, 2020, 67% of our delinquency inventory was reported as subject to a forbearance plan. We believe substantially all represent forbearances related to COVID-19. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicer. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. We expect our delinquency inventory will remain at elevated levels during the year due to the impacts of the COVID-19 pandemic and initiatives intended to reduce the transmission of COVID-19.

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it becomes more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		September 30, 2020	December 31, 2019	September 30, 2019
3 months or less		15,879	9,447	9,462
4-11 months		37,702	9,664	9,082
12 months or more (1)		10,837	10,917	11,396
Total		64,418	30,028	29,940
3 months or less		25%	32%	32%
4-11 months		58%	32%	30%
12 months or more		17%	36%	38%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		172	538	557
(1)Approximately 32%, 36%, and 36% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

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

Note 12. Shareholders’ Equity
Share repurchase programs
We did not repurchase any of our common stock during the second and third quarters of 2020. During the first quarter of 2020 we repurchased approximately 9.6 million shares of our common stock at a weighted average cost per share of $12.47, which included commissions. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in the January 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases.

Cash dividends
In February, May, and August 2020, we paid quarterly cash dividends of $0.06 per share to shareholders which totaled $62 million. On October 29, 2020, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.06 per share payable on November 25, 2020, to shareholders of record at the close of business on November 11, 2020.

MGIC Investment Corporation - Q3 2020 | 33

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

Restricted stock unit grants
Table	13.1
		Nine months ended September 30,
		2020		2019
		RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		1,282	$12.87	1,378	$11.76
RSUs subject only to service conditions		390	12.91	605	12.21
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

At September 30, 2020, MGIC’s risk-to-capital ratio was 9.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.1 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At September 30, 2020, the risk-to-capital ratio of our combined insurance operations was 9.4 to 1.

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

MGIC Investment Corporation - Q3 2020 | 34

Dividend restrictions
MGIC did not pay cash and/or investment security dividends to our holding company during the third and second quarter of 2020 due to the uncertainty of the COVID-19 pandemic. However, in the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures held at an amortized cost of $139.7 million, which was non-admitted for statutory reporting. During the first quarter of 2020, MGIC paid $390 million in dividends to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory ‘policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in their contingency reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency reserves, statutory net income is reduced.

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

Financial information of our insurance subsidiaries
Table 14.1
	As of and for the Nine Months Ended September 30,
(In thousands)	2020	2019
Statutory net income	$31,306	$231,135
Statutory policyholders' surplus	1,313,952	1,633,847
Contingency reserve	3,409,950	2,876,748

MGIC Investment Corporation - Q3 2020 | 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter of 2020. While the increased unemployment and economic uncertainty resulting from the COVID-19 pandemic had a material impact on our second quarter financial results, as we reserved for losses associated with the increased delinquency notices received, it had a limited impact on our third quarter results. While uncertain, the future impact of the COVID-19 pandemic on the Company’s financial results, liquidity and/or financial condition may also be material. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2020 | 36

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data, unaudited)	2020	2019	% Change	2020	2019	% Change
Selected statement of operations data
Total revenues	$296.0	$318.4	(7)	$896.9	$902.4	(1)
Losses incurred, net	40.7	34.0	20	319.0	94.9	N/M
Other underwriting and operating expenses, net	45.3	45.2	—	131.8	134.1	(2)
Loss on debt extinguishment	26.7	—	N/M	26.7	—	N/M
Income before tax	164.3	223.1	(26)	369.1	625.3	(41)
Provision for income taxes	33.5	46.2	(27)	74.4	128.6	(42)
Net income	130.8	176.9	(26)	294.7	496.7	(41)
Diluted income per share	$0.38	$0.49	(22)	$0.85	$1.36	(38)

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$188.4	$218.9	(14)	$385.0	$621.5	(38)
Adjusted net operating income	149.9	173.6	(14)	307.3	493.7	(38)
Adjusted net operating income per diluted share	$0.43	$0.48	(10)	$0.89	$1.35	(34)
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of third quarter 2020 results

Comparative quarterly results
We recorded third quarter 2020 net income of $130.8 million, or $0.38 per diluted share. Net income decreased by $46.1 million (26%) from net income of $176.9 million in the prior year primarily reflecting a decrease in total revenues, a loss on debt extinguishment, and an increase in losses incurred, net. Revenues decreased due to a decrease in premium earned and a decrease in investment income. Diluted income per share decreased due to a decline in net income, partially offset by a decrease in the number of diluted weighted average shares outstanding.

Adjusted net operating income for the third quarter 2020 was $149.9 million (Q3 2019: $173.6 million) and adjusted net operating income per diluted share was $0.43 (Q3 2019: $0.48). Adjusted net operating income for 2020 included an adjustment for a loss on debt extinguishment.

NPE decreased due to lower premium rates on our IIF and a decrease in profit commission from our QSR transactions that was a result of higher ceded losses incurred, partially offset by higher average IIF and an increase in accelerated premiums from single premium policy cancellations.

Losses incurred, net for the third quarter of 2020 were $40.7 million, an increase of $6.7 million compared to the prior year. The increase reflects an increase in new delinquency notices due to the COVID-19 pandemic and the current macroeconomic environment. In the third quarter of 2020, we received new delinquency notices of 20,924 compared to 14,019 for the same period last year. This was offset by an increase in cures received in the third quarter of 2020 associated with COVID-19 delinquency notices.

In the third quarter of 2020, our re-estimation of loss reserves on previously received delinquencies did not result in any significant development compared to favorable development in the third quarter of 2019 of $15 million. The third quarter of
2020 also reflects a decrease in our IBNR and other reserve of $27 million.

In the third quarter, the $26.7 million loss on debt extinguishment reflects the repurchase of a portion of our 5.75% Notes at costs that were in excess of our carrying value and a portion of our 9% Debentures at costs that were in excess of their fair value.

The decrease in our provision for income taxes in the third quarter of 2020 as compared to the prior year was primarily due to a decrease in income before tax.
Comparative year to date results
We recorded net income of $294.7 million, or $0.85 per diluted share during the first nine months of 2020. Net income decreased by $202.0 million from net income of $496.7 million in the prior year, primarily reflecting an increase in losses incurred, net and a loss on debt extinguishment, partially offset by a decrease in our provision for income taxes. Total revenues decreased slightly due to a decrease in premiums earned and investment income, offset by an increase in net realized investment gains. Diluted income per share was lower than the prior year due to the decline in net income, partially offset by a decrease in the number of our diluted weighted average shares outstanding.

Adjusted net operating income for the first nine months of 2020 was $307.3 million (YTD 2019: $493.7 million) and adjusted net operating income per diluted share was $0.89 (YTD 2019: $1.35). The decrease in 2020 adjusted net operating income from the 2019 levels reflect the lower net income and a larger adjustment for the realized investment gains, partially offset by a positive adjustment for the loss on debt extinguishment. The decrease in adjusted net operating income per diluted share was due to the decline in adjusted net operating income, partially offset by a decrease in the number of in our diluted weighted average shares outstanding.

MGIC Investment Corporation - Q3 2020 | 37

NPE decreased due to lower premium rates on our IIF and a decrease in the profit commission from our QSR Transactions that was a result of higher ceded losses incurred, partially offset by higher average IIF and an increase in accelerated premiums from single premium policy cancellations.

Losses incurred, net for the first nine months of 2020 were $319.0 million, an increase of $224.1 million over the prior year losses incurred of $94.9 million. The increase reflects an increase in new delinquency notices, an increase in our IBNR and other reserve due to the COVID-19 pandemic and the current macroeconomic environment, and a decrease in favorable loss reserve development on prior year delinquency notices. This increase was partially offset by the non-recurring recognition of a probable loss of $23.5 million for litigation of our claims paying practices during the first quarter of 2019.

As noted above, in the third quarter, we recorded a $26.7 million loss on debt extinguishment associated with the repurchase of a portion of our 5.75% Notes and our 9% Debentures.

The decrease in our provision for income taxes in the first nine months of 2020 as compared to the prior year was primarily due to a decrease in income before tax.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and nine months ended September 30, 2020 compared to the respective prior year periods.

Capital
MGIC dividend payments to our holding company
MGIC did not pay a cash and/or investment security dividend to our holding company in the third or second quarter of 2020 due to the uncertainty arising from the COVID-19 pandemic. However, in the third quarter of 2020 MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the holding company’s 9% Debentures. Future dividend payments from MGIC to the holding company will continue to be determined on a quarterly basis in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Under the PMIERs guidance, any dividend paid by MGIC to our holding company, through March 31, 2021, requires GSE approval.

Share repurchase programs
In the third quarter of 2020, we did not repurchase any shares of our common stock. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases, although they may resume in the future. As of September 30, 2020, we had approximately 339 million shares of common stock outstanding.

Dividends to shareholders
In August 2020, we paid a dividend of $0.06 per common share totaling $21 million to our shareholders. On October 29, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on November 11, 2020, payable on November 25, 2020.

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

Based on our interpretation of the PMIERs, as of September 30, 2020, MGIC’s Available Assets totaled $5.0 billion, or $1.4 billion in excess of its Minimum Required Assets.

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to January 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan. As discussed in more detail below, if a servicer of a loan is unable to contact the borrower prior to the expiration of the first 180-day forbearance plan term, the forbearance plan will expire. In such case, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable and our Minimum Required Assets will increase.
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
If our Available Assets are less than our Minimum Required Assets, then we would not be in compliance with the PMIERs. At the extreme, the GSEs may suspend or terminate eligibility. Such suspension or termination, would significantly reduce the volume of our new business writings; the substantial majority of our NIW is for loans purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with

MGIC Investment Corporation - Q3 2020 | 38

delinquent loans whose borrowers are affected by the COVID-19 pandemic, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

è	The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. We do not anticipate that the regular periodic updates will occur more frequently than once every two years. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors; however, the GSEs may amend any portion of the PMIERs at any time.
è	There may be future implications for PMIERs based upon the proposed changes to the regulatory capital requirements for the GSEs. In May 2020, the FHFA re-proposed a capital rule for the GSEs that, if enacted, would increase the capital requirements of the GSEs for certain assets and transactions. That increase may ultimately result in an increase in the Minimum Required Assets required to be held by mortgage insurers. The re-proposed capital rule included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance and it affords more capital relief to the GSEs when its counterparty is a more diversified entity. The proposed changes also decreased the GSEs' capital credit provided by credit risk transfer transactions, which could result in decreased PMIERs credit for existing or future reinsurance or insurance linked notes transactions entered into by MGIC. Further, any changes to the GSEs' capital and liquidity requirements resulting from the Treasury Housing Reform Plan could have future implications for PMIERs.
è	Our future operating results may be negatively impacted by the matters discussed in our risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby creating a shortfall in Available Assets.
è
Should capital be needed by MGIC in the future, capital contributions from our holding company may not be available due to competing demands on holding company resources, including for repayment of debt.

Our reinsurance transactions enable us to earn higher returns on our business than we would without them because fewer Available Assets are required to be held under PMIERs. However, reinsurance may not always be available to us or available on similar terms and our quota share reinsurance subjects us to counterparty credit risk. The total calculated credit under the PMIERs for risk ceded under our reinsurance transactions is subject to a modest reduction. Under PMIERs, credit for excess of loss reinsurance transactions is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. If the PMIERs requirement of the covered loans is less than the detachment point of the coverage, PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions.

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP. The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve, and a portion of the reserve for unearned premiums

At September 30, 2020, MGIC’s risk-to-capital ratio was 9.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.1 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. While we expect MGIC to continue to comply with the current State Capital Requirements, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At September 30, 2020, the risk-to-capital ratio of our combined insurance operations was 9.4 to 1.

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

In September 2019, the U.S. Treasury Department (“Treasury”) released the “Treasury Housing Reform Plan” (the “Plan”). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending conservatorships of the GSEs;

MGIC Investment Corporation - Q3 2020 | 39

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
In May 2020, the FHFA re-proposed a capital rule for the GSEs that, if enacted, would increase the capital requirements of the GSEs for certain assets and transactions. The proposed capital rule may result in the GSEs purchasing fewer loans, charging higher guaranty fees and favoring a lower mortgage insurance coverage percentage than is typically used, each of which may reduce the size of the private mortgage insurance market. For information about the possible impact of the re-proposed capital rule on the Minimum Required Assets required to be held by mortgage insurers under the PMIERs, see our risk factor title "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."

In June 2020, it was announced that each of the GSEs has selected an underwriting financial advisor to assist with their recapitalization and exit from conservatorship.

The current GSE Patch expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The GSE Patch was scheduled to expire no later than January 2021. Approximately 20% of our NIW in the first nine months of 2020 was on loans with DTI ratios greater than 43%. However, it is possible that not all future loans with DTI ratios greater than 43% will be affected by such expiration. In this regard, we note that in June 2020, the CFPB issued for comment, a proposed definition of QM that would replace the use of the DTI ratio in the definition with a pricing threshold that would exclude from the definition of QM a loan whose annual percentage rate exceeds the average prime offer rate for comparable loans by two percentage points or more. The expiration of the GSE Patch has been delayed until no later than the mandatory compliance date of a final rule amending the definition of QM.

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
The QM definition for loans insured by the FHA, which was issued by the Department of Housing and Urban Development (“HUD”) is less restrictive than the CFPB’s current definition in certain respects, including that (i) it has no DTI ratio limit, and (ii) it allows lenders certain presumptions about compliance with the ATR rule on higher priced loans. It is possible that, in the future, lenders will prefer FHA-insured loans to loans insured by private mortgage insurance as a result of the FHA’s less restrictive QM definition.

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

COVID-19 Pandemic
The COVID-19 pandemic has had a material impact on our 2020 financial results. The increased level of unemployment and economic uncertainty resulting from the COVID-19 pandemic including initiatives to reduce the transmission of COVID-19 (including "shelter-in-place" restrictions), as well as COVID-19‑related illnesses and deaths, had a material impact on our second quarter financial results, as we reserved for losses associated with the increased delinquency notices received. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the resulting level of unemployment, and the impact of past and future government initiatives (including the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act")) and actions taken by the GSEs (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce its transmission.

MGIC Investment Corporation - Q3 2020 | 40

Certain past stimulus programs, such as the payment of enhanced unemployment benefits have expired. Ongoing programs include, among others:
•Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic. Forbearance allows for mortgage payments to be suspended for up to 360 days; an initial forbearance period of up to 180 days and, if requested by the borrower following contact by the servicers, an extension of up to 180 days. The servicer of the mortgage must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. In certain circumstances, the servicer may be unable to make contact with the borrower and the forbearance plan will expire after the first 180-day plan, whether the borrower is delinquent or current on its mortgage. A delinquent mortgage for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a mortgage loan in a forbearance plan. The substantial majority of our NIW was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the Consumer Financial Protection Bureau ("CFPB") requires substantial loss mitigation efforts be made prior to servicers initiating foreclosure, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.
•For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions until at least December 31, 2020, on mortgages purchased or securitized by the GSEs.
Many loans in our delinquency inventory have entered forbearance plans. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices. The GSEs have introduced specific loss mitigation options for borrowers impacted by COVID-19 when their forbearance plans end, including the COVID-19 Payment Deferral solution for borrowers who are unable to immediately or gradually repay their missed loan payments. Under the COVID-19 Payment Deferral solution, the borrower's monthly loan payment would be returned to its pre-COVID amount and the missed payments would be added to the end of the mortgage term without accruing any additional interest or late fees. The deferred payments would be due when the loan is paid off, refinanced or the home is sold.

The foreclosure moratoriums and forbearance plans in place under the CARES act and GSE initiatives have and may continue to delay the receipt of claims and slow down our claim payments.

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

Our results of operations are generally affected by:

Premiums written and earned
Premiums written and earned in a year are influenced by:

•NIW, which increases IIF. Many factors affect NIW, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages from the FHA, the VA, other mortgage insurers, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance. NIW does not include loans previously insured by us that are modified, such as loans modified under HARP.

•Cancellations, which reduce IIF. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values compared to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Home price appreciation can give homeowners the right to cancel mortgage insurance on their loans if sufficient home equity is achieved. Cancellations also result from policy rescissions, which require us to return any premiums received on the rescinded policies and claim payments, which require us to return any premium received on the related policies from the date of default on the insured loans. Cancellations of single premium policies, which are generally non-refundable, result in immediate recognition of any remaining unearned premium.

•Premium rates, which are affected by competitive pressures, the risk characteristics of the insured loans, the percentage of coverage on the insured loans, PMIERs capital requirements, and product type. The substantial majority of our monthly and annual mortgage insurance premiums are under premium plans for which, for the first ten years of the policy, the amount of premium is determined by multiplying the initial premium rate by the original loan balance; thereafter, the premium rate resets to a lower rate used for the remaining life of the policy. However, for loans that have utilized HARP, the initial ten-year period resets as of the date of the HARP transaction. The remainder of our monthly and annual premiums are under premium plans for which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.

MGIC Investment Corporation - Q3 2020 | 41

•Premiums ceded, net of a profit commission, under our QSR Transactions and premiums ceded under our Home Re Transactions. The profit commission varies directly and inversely with the level of ceded losses on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than we experienced in the first nine months of 2020. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

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

Investment income
Our investment portfolio is composed principally of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as NPW, investment income, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt, stock issuances or repurchases, and dividends.

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 2019 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Pandemics, including COVID-19, and other natural disasters may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

•The state of regional or national economic conditions, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

•The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•The percentage of coverage on insured loans, with deeper average coverage tending to increase losses incurred.

•The rate at which we rescind policies or curtail claims. Our estimated loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to rescissions and denials as “rescissions” and variations of this term. We call reductions to claims “curtailments.”

•The distribution of claims over the life of a book. Historically, the first few years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing value declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage insurance earnings and cash flow cycle” below.

•Losses ceded under reinsurance transactions. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

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
Net realized investment gains (losses)
•Fixed income securities. Realized investment gains and losses are a function of the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances recognized in earnings. The amount received on the sale of fixed income securities is affected

MGIC Investment Corporation - Q3 2020 | 42

by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•Equity securities. Realized investment gains and losses are a function of the periodic change in fair value, as well as any credit allowances recognized in earnings.

Loss on debt extinguishment
Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position, improve our debt profile, and/or reduce potential dilution from our outstanding convertible debt. Extinguishing our outstanding debt obligations early through these discretionary activities may result in losses primarily driven by the payment of consideration in excess of our carrying value or their fair value, and the write off of unamortized debt issuance costs on the extinguished portion of the debt.

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

MGIC Investment Corporation - Q3 2020 | 43

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

(1)Net realized investment gains (losses). The recognition of net realized investment gains or losses can vary significantly across periods as the timing of individual securities sales is highly discretionary and is influenced by such factors as market opportunities, our tax and capital profile, and overall market cycles.
(2)Gains and losses on debt extinguishment. Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position, improve our debt profile, and/or reduce potential dilution from our outstanding convertible debt.
(3)Net impairment losses recognized in earnings. The recognition of net impairment losses on investments can vary significantly in both size and timing, depending on market credit cycles, individual issuer performance, and general economic conditions.

MGIC Investment Corporation - Q3 2020 | 44

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended September 30,
	2020			2019
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$164,329	$33,518	$130,811	$223,120	$46,186	$176,934
Adjustments:
Loss on debt extinguishment	26,736	5,615	21,121	—	—	—
Net realized investment (gains) losses	(2,624)	(551)	(2,073)	(4,175)	(877)	(3,298)
Adjusted pre-tax operating income / Adjusted net operating income	$188,441	$38,582	$149,859	$218,945	$45,309	$173,636

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			357,195			372,575

Net income per diluted share			$0.38			$0.49
Loss on debt extinguishment			0.06			—
Net realized investment (gains) losses			(0.01)			(0.01)
Adjusted net operating income per diluted share			$0.43			$0.48

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Nine Months Ended September 30,
	2020			2019
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$369,051	$74,388	$294,663	$625,267	$128,614	$496,653
Adjustments:
Loss on debt extinguishment	26,736	5,615	21,121	—	—	—
Net realized investment (gains) losses	(10,773)	(2,262)	(8,511)	(3,772)	(792)	(2,980)
Adjusted pre-tax operating income / Adjusted net operating income	$385,014	$77,741	$307,273	$621,495	$127,822	$493,673

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			360,389			375,266

Net income per diluted share			$0.85			$1.36
Loss on debt extinguishment			0.06			—
Net realized investment (gains) losses			(0.02)			(0.01)
Adjusted net operating income per diluted share			$0.89			$1.35

MGIC Investment Corporation - Q3 2020 | 45

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

NIW for the third quarter of 2020 was $32.8 billion (Q3 2019: $19.1 billion) and for the first nine months of 2020 was $78.9 billion (YTD 2019: $44.1 billion). The increase for the three and nine months ended September 30, 2020, compared to the prior periods, was primarily driven by the increase in the mortgage origination market and an increase in our market share.

The following tables present characteristics of our primary NIW for the three and nine months ended September 30, 2020 and 2019.

Primary NIW by FICO score
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2020	2019	2020	2019
760 and greater	47.5%	46.0%	46.9%	44.3%
740 - 759	17.4%	18.7%	18.7%	18.1%
720 - 739	13.1%	13.7%	13.4%	13.8%
700 - 719	10.2%	10.3%	10.1%	11.1%
680 - 699	7.6%	6.8%	7.2%	7.1%
660 - 679	2.2%	2.5%	2.0%	3.1%
640 - 659	1.2%	1.4%	1.1%	1.7%
639 and less	0.8%	0.6%	0.6%	0.8%

Primary NIW by loan-to-value
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2020	2019	2020	2019
95.01% and above	9.1%	12.3%	8.7%	14.8%
90.01% to 95.00%	39.2%	43.6%	39.9%	43.1%
85.01% to 90.00%	32.0%	29.7%	31.7%	28.8%
80.01% to 85%	19.7%	14.4%	19.7%	13.3%

Primary NIW by debt-to-income ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2020	2019	2020	2019
45.01% and above	10.8%	12.3%	11.2%	14.6%
38.01% to 45.00%	31.3%	32.8%	31.1%	32.8%
38.00% and below	57.9%	54.9%	57.7%	52.6%

Primary NIW by policy payment type
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2020	2019	2020	2019
Monthly premiums	93.3%	84.5%	89.6%	84.3%
Single premiums	6.6%	15.4%	10.3%	15.6%
Annual premiums	0.1%	0.1%	0.1%	0.1%

Primary NIW by type of mortgage
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2020	2019	2020	2019
Purchases	68.7%	79.8%	63.6%	85.7%
Refinances	31.3%	20.2%	36.4%	14.3%

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

MGIC Investment Corporation - Q3 2020 | 46

Persistency. Our persistency was 64.5% at September 30, 2020 compared to 75.8% at December 31, 2019 and 78.6% at September 30, 2019. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2020	2019	2020	2019
NIW	$32.8	$19.1	$78.9	$44.1
Cancellations	(24.4)	(14.9)	(62.3)	(35.7)
Increase in primary IIF	$8.4	$4.2	$16.6	$8.4

Direct primary IIF as of September 30,	$238.9	$218.1	$238.9	$218.1
Direct primary RIF as of September 30,	$60.4	$56.2	$60.4	$56.2

Credit profile of our primary RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. The credit profile of our pre-2009 RIF has benefited from modification and refinance programs making outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs included HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. Loans associated with 93.9% of all our HARP modifications were current as of September 30, 2020. The aggregate of our 2009 and later books and our HARP modifications accounted for approximately 93% of our total primary RIF at September 30, 2020.

We cannot determine the total benefit we may derive from loan modification programs, particularly given the uncertainty around the re-default rates for defaulted loans that have been modified. Our loss reserves do not account for potential re-defaults of current loans.

The composition of our primary RIF as of September 30, 2020, December 31, 2019, and September 30, 2019 is shown below:

Primary RIF
($ in millions)	September 30, 2020			December 31, 2019			September 30, 2019
Policy Year	RIF	% of RIF	Cede Rate % (1)	RIF	% of RIF	Cede Rate % (1)	RIF	% of RIF	Cede Rate % (1)
2009+	$54,330	90%	24%	$50,044	88%	22%	$48,701	87%	22%
2005 - 2008 (HARP)	2,039	3%	8%	2,485	4%	8%	2,646	5%	8%
Other years (HARP)	87	—%	3%	165	—%	3%	119	—%	3%
Subtotal	56,456	93%	23%	52,694	92%	21%	51,466	92%	21%
2005- 2008 (Non-HARP)	3,435	6%	2%	3,868	7%	3%	4,025	7%	3%
Other years (Non-HARP)	493	1%	—%	651	1%	—%	736	1%	—%
Subtotal	3,928	7%	2%	4,519	8%	2%	4,761	8%	2%
Total Primary RIF	$60,384	100%	22%	$57,213	100%	20%	$56,227	100%	19%
1 Cede Rate percentage is calculated as the risk in force on policies covered by QSR reinsurance coverage divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $350 million ($211 million on pool policies with aggregate loss limits and $139 million on pool policies without aggregate loss limits) at September 30, 2020 compared to $376 million ($213 million on pool policies with aggregate loss limits and $163 million on pool policies without aggregate loss limits) at December 31, 2019. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $285 million and $182 million as of September 30, 2020 and December 31, 2019, respectively.

MGIC Investment Corporation - Q3 2020 | 47

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2020 and 2019.

Revenues

Revenues
	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	% Change	2020	2019	% Change
Net premiums written	$228.0	$259.4	(12)	$695.3	$747.3	(7)

Net premiums earned	$256.1	$267.9	(4)	$760.6	$764.7	(1)
Investment income, net of expenses	37.3	42.7	(13)	118.3	125.7	(6)
Net realized investment gains	2.3	4.2	N/M	10.9	4.0	N/M
Other revenue	0.4	3.6	(89)	7.2	7.9	(10)
Total revenues	$296.1	$318.4	(7)	$897.0	$902.3	(1)
Net premiums written and earned
Comparative quarterly results
NPW and NPE decreased for the three months ended September 30, 2020 compared with the prior year due to lower premium rates on our insurance in force and an increase in the reduction for ceded premiums due to the decrease in profit commission from our QSR Transactions. The decrease in profit commission was a result of higher ceded losses incurred. These decreases to NPW and NPE were partially offset by higher average insurance in force and an increase in accelerated premiums from single premium policy cancellations.

Comparative year to date results
NPW and NPE decreased for the nine months ended September 30, 2020 compared with the prior year due to lower premium rates on our insurance in force and an increase in the reduction for ceded premiums due to the decrease in profit commission from our QSR Transactions. The decrease in profit commission was a result of higher ceded losses incurred. These decreases to NPW and NPE were partially offset by higher average insurance in force and an increase in accelerated premiums from single premium policy cancellations.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

Premium yields
Premium yield is NPE divided by average IIF during the period and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for the three and nine months ended September 30, 2020 and from the respective prior year period.

Premium Yield

		Three Months Ended September 30,		Nine Months Ended September 30,
(in basis points)		2020	2019	2020	2019
In force portfolio yield	(1)	46.3	51.7	47.5	50.1
Premium refunds		(0.6)	(0.6)	(0.5)	(0.4)
Accelerated earnings on single premium policies		5.5	3.5	4.8	4.1
Total direct premium yield		51.2	54.6	51.8	53.8
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(7.6)	(5.0)	(7.8)	(6.0)
Net premium yield		43.6	49.6	44.0	47.8

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps in the third quarter of 2020 compared to 0.3 bps in the third quarter of 2019. The net premium yield was 0.5 bps for the nine months ended September 30, 2020 compared to 0.2 bps for the nine months ended September 30, 2019.

MGIC Investment Corporation - Q3 2020 | 48

Changes in our premium yields when compared to the respective prior year periods reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, certain policies undergoing premium rate resets on their ten-year anniversaries, and the availability of reinsurance.
Premium Refunds
è	Premium refunds adversely impact our premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory.
Accelerated earnings on single premium policies
è	Greater amounts of accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to increased refinancing activity.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our premium yield. Ceded premiums earned, net of profit commission, were primarily associated with the QSR Transactions and the Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance agreements “ below for further discussion on our reinsurance transactions.

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

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies directly and inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at loss levels higher than we experienced in the first nine months of 2020. As a result, lower levels of ceded losses result in a higher profit commission and less benefit from ceded losses; higher levels of ceded losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our quota share reinsurance agreements for 2020 and 2019.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019

Ceded premiums written and earned, net of profit commission	$43,448	$23,032	$131,651	$87,721
% of direct premiums written	16%	8%	16%	11%
% of direct premiums earned	14%	8%	15%	11%
Profit commission	$17,191	$32,177	$45,939	$108,079
Ceding commissions	$12,128	$11,042	$35,518	$37,807
Ceded losses incurred	$20,707	$2,729	$65,493	$7,845
Ceded RIF (in millions)	$13,299	$10,807	$13,299	$10,807

Covered risk
The amount of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NIW subject to QSR Transactions	76.0%	81.2%	74.2%	82.5%
New Risk Written subject to QSR Transactions	87.0%	89.4%	85.1%	89.9%
IIF subject to QSR Transactions	76.5%	78.4%	76.5%	78.4%
RIF subject to QSR Transactions	81.6%	80.8%	81.6%	80.8%

The NIW subject to quota share reinsurance decreased in the first nine months of 2020 when compared to the same period of the prior year primarily due to an increase in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 years, which are excluded from the QSR Transactions.

As of September 30, 2020, the weighted average coverage percentage of our QSR transactions was 22% based on RIF.

We terminated a portion of our 2015 QSR Transaction effective June 30, 2019 and entered into an amended quota share reinsurance agreement that effectively reduces the quota share cede rate from 30% to 15% on the remaining eligible insurance. The lower cede rate reduced the weighted average coverage percentage but does not impact our

MGIC Investment Corporation - Q3 2020 | 49

determination of the amount of IIF or RIF subject to quota share reinsurance agreements. We incurred a $6.8 million termination fee in the second quarter of 2019 in conjunction with the termination included within ceded premiums written and earned.

Excess of loss reinsurance
As of September 30, 2020 our excess of loss reinsurance provided $426.5 million of loss coverage on a portfolio of policies having an in force date on or after July 1, 2016 and before April 1, 2019. As of September 30, 2020, the aggregate exposed principal balances under the Home Re 2018-01 and 2019-01 transactions were approximately $4.1 billion and $3.9 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. We ceded premiums of $3.7 million and $12.8 million for the three and nine months ended September 30, 2020, respectively and $5.4 million and $12.4 million for the three and nine months ended September 30, 2019, respectively. In October, MGIC entered into an excess of loss agreement (executed through an insurance linked notes transaction) that as of October 31, 2020, provided $412.9 million of loss coverage on a portfolio of policies having inforce dates from January 1, 2020 through July 31, 2020.

For each of our 2018 and 2019 outstanding ILN transactions, a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. While the “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments.

Investment income
Comparative quarterly and year to date results
Net investment income in the three and nine months ended September 30, 2020 was $37.3 million and $118.3 million, respectively. Net investment income in the three and nine months ended September 30, 2019 was $42.7 million and $125.7 million, respectively. The decreases in investment income were due to lower investment yields, partially offset by an increase in the investment portfolio.

Losses and expenses

Losses and expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Losses incurred, net	$40.7	$34.0	$319.0	$94.9
Amortization of deferred policy acquisition costs	3.3	3.1	8.7	8.4
Other underwriting and operating expenses, net	45.3	45.2	131.8	134.1
Loss on debt extinguishment	26.7	—	26.7	—
Interest expense	15.7	12.9	41.6	39.7
Total losses and expenses	$131.7	$95.3	$527.8	$277.1

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

IBNR reserves are established for estimated losses from delinquencies occurring prior to the close of an accounting period that have not yet been reported to us. IBNR reserves are established using estimated delinquencies, claim rates and claim severities.

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

As discussed in our Risk Factors titled “Downturns in the domestic economy or declines in home prices may result in more homebuyers defaulting and our losses increasing, with a corresponding decrease in our returns,” we expect the COVID-19 pandemic may result in an increasing number of loans in our delinquency inventory, which will negatively impact the number of delinquencies and our losses incurred,

MGIC Investment Corporation - Q3 2020 | 50

and the impact may be material. As discussed in our risk factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of September 30, 2020 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

Comparative quarterly results
Losses incurred, net in the third quarter of 2020 were $40.7 million compared to $34.0 million in the prior year. Losses incurred associated with delinquency notices received in the current year were $36 million in the third quarter of 2020, compared to $49 million in the prior year. In the third quarter of 2020, we received 6,905 more new delinquency notices than we did in the same period last year and 36,660 fewer notices than we received in the second quarter of 2020. In the third quarter of 2020, we received 12,854 more notices of cure than we did in the same period last year and 10,482 more notices of cure than we received in the second quarter of 2020. The increase in third quarter 2020 cures was primarily associated with our COVID-19 new delinquency notices.

In the third quarter of 2020, our re-estimation of loss reserves on previously received delinquencies did not result in any significant development compared to favorable development in the third quarter of 2019 of $27 million. Changes in estimates related to pool reserves, LAE reserves, reinsurance and other resulted in adverse development of $5 million in the third quarter of 2020 compared to $13 million in the prior year.

Comparative year to date results
Losses incurred, net in the nine months ended September 30, 2020 were $319.0 million compared to $94.9 million in the prior year period. The increase is primarily due to an increase in the delinquency inventory due to the impacts of the COVID-19 pandemic, including unemployment resulting from initiatives intended to reduce the transmission of COVID-19. The delinquency inventory was 64,418 at September 30, 2020, compared to 29,940 at September 30, 2019.

Composition of losses incurred
	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	% Change	2020	2019	% Change
Current year / New notices	$36.2	$48.6	(26)	$301.7	$142.6	112
Prior year reserve development	4.5	(14.6)	(131)	17.3	(47.8)	(136)
Losses incurred, net	$40.7	$34.0	20	$319.0	$94.8	236
Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio for the three and nine months ended September 30, 2020 compared to the respective prior year periods was primarily due to an increase in losses incurred discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss ratio	15.9%	12.7%	41.9%	12.4%

New notice claim rate
New notice activity was primarily driven by a sharp increase in delinquency notices received during the second quarter related to the COVID-19 pandemic and its related effects (including higher unemployment and the widespread introduction of loan forbearance plans as a mechanism for economic relief).

Many of the loans in our delinquency inventory have entered forbearance plans. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices compared to home prices at the time of placement of coverage. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe substantially all represent forbearances related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current.

The decrease in the new notice claim rate for the three and nine months ended September 30, 2020 is primarily due to the increase in new notices of delinquency reported to as being in a COVID-19 related forbearance plan. As of September 30, 2020 67% of our delinquency inventory were in such plans.

MGIC Investment Corporation - Q3 2020 | 51

New notices during the period
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
New notices - 2008 books and prior (1)	6,462	31%	8,614	61%	27,403	30%	26,069	64%
New notices - 2009 books and later	14,462	69%	5,405	39%	63,503	70%	14,476	36%
Total	20,924	100%	14,019	100%	90,906	100%	40,545	100%
Claim rate on new notices	7.7%		8.0%		7.2%		8.0%
(1) previously delinquent % for 2008 books and prior	88.2%		94.0%		85.6%		94.0%

Claims severity
Factors that impact claim severity include:

è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

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

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33
Q4 2019	46,076	46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35
Q4 2018	45,366	47,980	105.8%	35
Q3 2018	43,290	47,230	109.1%	35

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

The foreclosure moratoriums and forbearance plans in place under the CARES Act and GSE initiatives have and may continue to delay the receipt of claims. Claims that were resolved during the second and third quarter of 2020 experienced an increase in loss mitigation activities, primarily third party acquisitions (sometimes referred to as “short sales”), resulting in a decrease in the average claim paid and the average claim paid as a percentage of exposure. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and claims paid at exposure levels above those experienced in the second and third quarter. The magnitude and timing of the increases are uncertain.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2020, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $37 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $15 million.

MGIC Investment Corporation - Q3 2020 | 52

See Note 11 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices (including curtailments).

The length of time a loan is in the delinquency inventory (see Note 11- “Loss Reserves,” table 11.4) can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the following table.

Delinquency inventory - number of payments delinquent
	September 30, 2020	September 30, 2020	September 30, 2020	December 31, 2019	September 30, 2019
	Non-Forbearance	Forbearance (2)	Total	Total	Total
3 payments or less	7,987	10,554	18,541	14,895	14,690
4-11 payments	7,080	31,919	38,999	8,519	8,225
12 payments or more (1)	6,198	680	6,878	6,614	7,025
Total	21,265	43,153	64,418	30,028	29,940

3 payments or less	38%	25%	29%	50%	49%
4-11 payments	33%	73%	60%	28%	27%
12 payments or more	29%	2%	11%	22%	24%
Total	100%	100%	100%	100%	100%
(1)Approximately 32%, 33%, and 34% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of September 30, 2020, December 31, 2019, and September 30, 2019, respectively.
(2)We believe substantially all represent forbearances related to COVID-19.

Net losses and LAE paid
Net losses and LAE paid in the three and nine months ended September 30, 2020 declined 67% and 37%, respectively compared to the same period in the prior year due to lower claim activity on our primary business.

Due to the foreclosure moratoriums and payment forbearance plans in place under the CARES Act, net losses and LAE paid are expected to continue to be lower than in the prior periods in the short term. As the various moratorium and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2020 and 2019.

Net losses and LAE paid
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total primary (excluding settlements)	$15	$47	$86	$151
Claims paying practices and NPL settlements (1)	—	4	—	4
Pool	—	1	1	2
Direct losses paid	15	52	87	157
Reinsurance	—	(2)	(3)	(7)
Net losses paid	15	50	84	150
LAE	3	5	12	17
Net losses and LAE paid	$18	$55	96	$167
Reinsurance terminations	—	—	—	(14)
Net losses and LAE paid	$18	$55	$96	$153

MGIC Investment Corporation - Q3 2020 | 53

Primary claims paid for the top 15 jurisdictions (based on 2020 losses paid) and all other jurisdictions for the three and nine months ended September 30, 2020 and 2019 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Florida *	$1	$6	$11	21
New York *	2	5	10	19
New Jersey *	2	5	8	17
Illinois *	1	4	7	10
Maryland *	2	3	6	8
Puerto Rico *	—	3	4	9
Pennsylvania *	1	2	4	6
California	1	2	3	5
Ohio *	—	2	3	5
Virginia	—	—	2	3
Massachusetts	—	—	2	2
Michigan	1	1	2	3
Texas	—	1	2	3
Connecticut *	—	2	1	5
Louisiana	—	1	1	2
All other jurisdictions	4	10	20	33
Total primary (excluding settlements)	$15	$47	$86	151
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed

The primary average claim paid for the top 5 states (based on 2020 losses paid) for the three and nine months ended September 30, 2020 and 2019 appears in the following table.

Primary average claim paid
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Florida *	$47,396	$57,176	$60,127	$63,678
New York *	105,666	78,289	108,235	98,854
New Jersey *	85,792	82,537	97,866	80,750
Illinois *	46,369	47,867	43,195	42,491
Maryland *	65,401	68,192	64,414	62,630
All other jurisdictions	29,740	34,439	33,597	30,129
All jurisdictions	40,600	44,388	44,464	45,055
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q3 2020 | 54

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at September 30, 2020, December 31, 2019 and September 30, 2019 and for the top 5 jurisdictions (based on 2020 losses paid) appears in the following table.

Primary average RIF - delinquent loans
	September 30, 2020	December 31, 2019	September 30, 2019
Florida	$57,929	$52,566	$53,895
New York	74,300	72,188	72,343
New Jersey	68,614	64,444	64,754
Illinois	43,251	38,740	39,649
Maryland	69,394	64,028	62,644
All other jurisdictions	53,516	41,145	41,055
All jurisdictions	55,191	45,028	45,152

The primary average RIF on all loans was $54,307, $52,995, and $52,991 at September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

Loss reserves
Our primary delinquency rate at September 30, 2020 was 5.79% (YE 2019: 2.78%, September 30, 2019: 2.78%). Our primary delinquency inventory was 64,418 loans at September 30, 2020, representing a decrease of 7% from June 30, 2020 and an increase of 115% from both December 31, 2019 and September 30, 2019. The increase in our primary delinquency inventory from the prior year is primarily due to the adverse economic impact of the COVID-19 pandemic. As of September 30, 2020 67% of our delinquency inventory were reported to us as subject to forbearance plans. We believe substantially all represent forbearance plans related to COVID-19. In recent periods, we have experienced a decline in the number of delinquencies in inventory with twelve or more missed payments. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan’s delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time.

MGIC Investment Corporation - Q3 2020 | 55

The gross reserves at September 30, 2020, December 31, 2019, and September 30, 2019 appear in the table below.

Gross reserves
	September 30, 2020		December 31, 2019		September 30, 2019
Primary:
Direct loss reserves (in millions)	$745		$490		$508
IBNR and LAE reserves	86		56		83
Total primary loss reserves	$831		$546		$591

Ending delinquent inventory		64,418		30,028		29,940
Percentage of loans delinquent (delinquency rate)		5.79%		2.78%		2.78%
Average total primary loss reserves per delinquency		$12,907		$18,171		$18,955
Primary claims received inventory included in ending delinquent inventory		172		538		557

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$6		$7		$8
Without aggregate loss limits	2		2		3
Total pool direct loss reserves	$8		$9		$11

Ending default inventory:
With aggregate loss limits		211		430		425
Without aggregate loss limits		139		223		230
Total pool ending delinquent inventory		350		653		655
Pool claims received inventory included in ending delinquent inventory		5		11		24
Other gross reserves (2) (in millions)	$1		$—		$1
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.
(2)Other Gross Reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

MGIC Investment Corporation - Q3 2020 | 56

The primary delinquency inventory for the top 15 jurisdictions (based on 2020 losses paid) at September 30, 2020, December 31, 2019 and September 30, 2019 appears in the following table.

Primary delinquency inventory by jurisdiction
	Non-Forbearance	Forbearance (1)	Total	Total	Total
	September 30, 2020	September 30, 2020	September 30, 2020	December 31, 2019	September 30, 2019
Florida *	1,760	5,140	6,900	2,504	2,467
New York *	1,309	1,346	2,655	1,634	1,681
New Jersey *	765	1,498	2,263	992	1,002
Illinois *	1,326	2,505	3,831	1,749	1,692
Maryland *	553	1,173	1,726	796	789
Puerto Rico *	833	1,063	1,896	1,122	1,175
Pennsylvania *	1,236	1,607	2,843	1,755	1,805
California	810	3,399	4,209	1,213	1,179
Ohio *	1,252	1,493	2,745	1,498	1,489
Virginia	391	1,170	1,561	580	622
Massachusetts	417	545	962	544	545
Michigan	690	1,417	2,107	921	937
Texas	1,221	3,735	4,956	2,251	2,199
Connecticut *	365	625	990	506	480
Louisiana	387	652	1,039	628	611
All other jurisdictions	7,950	15,785	23,735	11,335	11,267
Total	21,265	43,153	64,418	30,028	29,940
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
(1) We believe substantially all represent forbearances related to COVID-19.

MGIC Investment Corporation - Q3 2020 | 57

The primary delinquency inventory by policy year at September 30, 2020, December 31, 2019 and September 30, 2019 appears in the following table.

Primary delinquency inventory by policy year
	Non-Forbearance	Forbearance (1)	Total	Total	Total
	September 30, 2020	September 30, 2020	September 30, 2020	December 31, 2019	September 30, 2019
Policy year:
2004 and prior	2,948	1,073	4,021	4,686	5,142
2004 and prior %	14%	2%	6%	16%	17%
2005	1,854	706	2,560	2,799	2,907
2006	3,106	1,462	4,568	4,582	4,652
2007	4,531	3,980	8,511	7,096	7,242
2008	1,159	1,405	2,564	1,798	1,818
2005 - 2008%	50%	18%	28%	54%	56%
2009	85	95	180	148	156
2010	59	52	111	115	116
2011	85	90	175	143	143
2012	141	290	431	231	242
2013	333	744	1,077	521	502
2014	687	1,706	2,393	1,101	1,061
2015	913	2,739	3,652	1,388	1,336
2016	1,059	4,493	5,552	1,578	1,505
2017	1,455	6,377	7,832	1,989	1,747
2018	1,404	7,195	8,599	1,521	1,198
2019	1,125	8,369	9,494	332	173
2020	321	2,377	2,698	—	—
2009 and later %	36%	80%	66%	30%	27%

Total	21,265	43,153	64,418	30,028	29,940
(1) We believe substantially all represent forbearances related to COVID-19.

We expect that delinquencies will remain at elevated levels as a result of the COVID-19 pandemic, including as a result of the increase in unemployment associated with initiatives intended to reduce the transmission of COVID-19. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe substantially all forbearance plans reported are related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2020, 60% of our primary RIF was written subsequent to December 31, 2017, 70% of our primary RIF was written subsequent to December
31, 2016, and 79% of our primary RIF was written subsequent to December 31, 2015.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended September 30, 2020 were $45.3 million, a slight increase from $45.2 million in the prior year period primarily due to increases in equipment and software expense and professional services. This was offset by decreases in employee compensation costs. Underwriting and other expenses, net, for the nine months ended September 30, 2020 were $131.8 million compared with $134.1 million in the same period in the prior year, primarily due to decreases in employee compensation costs, including compensation for stock grants, partially offset by increases in equipment and software expenses, and professional services.

MGIC Investment Corporation - Q3 2020 | 58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Underwriting expense ratio	20.2%	17.7%	19.1%	18.1%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three months ended September 30, 2020 increased due to decrease in NPW compared with the same period the prior year. The underwriting expense in the nine months ended September 30, 2020 increased due to a decrease in NPW compared with the same period the prior year, partially offset by a decrease in underwriting expenses.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except rate)	2020	2019	2020	2019
Income before tax	$164.3	$223.1	$369.1	$625.3
Provision for income taxes	$33.5	$46.2	$74.4	$128.6
Effective tax rate	20.4%	20.7%	20.2%	20.6%

The difference between our statutory tax rate of 21% and our effective tax rate of 20.4% and 20.7% for the three months ended September 30, 2020 and 2019, respectively, was primarily due to the benefits of tax preferenced securities.

The difference between our statutory tax rate of 21% and our effective tax rate of 20.2% and 20.6% for the first nine months of 2020 and 2019, respectively, was primarily due to the benefits of tax preferenced securities.

MGIC Investment Corporation - Q3 2020 | 59

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of September 30, 2020, total assets were $7.1 billion, an increase from $6.2 billion at December 31, 2019, and total liabilities were $2.6 billion, an increase compared to $1.9 billion at December 31, 2019. Shareholders’ equity increased approximately $0.2 billion primarily due to net income in the first nine months of 2020 and an increase in unrealized gains, partially offset by repurchases of our common stock and dividends paid.

The following sections mainly focus on our cash and cash equivalents, investments, loss reserves, and long-term debt as these reflect the major developments in our assets and liabilities since December 31, 2019.

Consolidated balance sheets - Assets
as of September 30, 2020 (In thousands)

●	Cash and cash equivalents	$388,810
●	Investments	6,365,878
●	Premiums receivable	53,971
●	Reinsurance Recoverable	83,143
●	Other assets	257,708

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance increased to $389 million as of September 30, 2020, from $169 million as of December 31, 2019, as net cash generated from operating activities and financing activities was only partly offset by net cash used in investing activities.

Consolidated balance sheets - Liabilities and equity
as of September 30, 2020 (In thousands)

●	Loss reserves	$840,449
●	Unearned premiums	315,071
●	Long-term debt	1,242,652
●	Other liabilities	237,716
●	Shareholders’ equity	4,513,622

Loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquncies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. The net reserve balance increased by 42% to $757 million as of September 30, 2020, from $534 million as of December 31, 2019. Reinsurance recoverables on our estimated losses and settlement expenses were $83 million and $22 million as of September 30, 2020 and December 31, 2019, respectively. The overall increase in our net loss reserves during the first nine months of 2020 was primarily due to an increase in new delinquency notices as well as IBNR reserves, each due to the impacts of the COVID-19 pandemic.

Long-Term Debt - Our long-term debt increased to $1,242.7 million as of September 30, 2020 from $832.7 million as of December 31, 2019. In August, 2020, we issued $650.0 million aggregate principal amount of 5.25% Notes due in 2028 with a three year call feature. We used a portion of the proceeds to repurchase $182.7 million in aggregate principal of our 5.75% Senior notes due in 2023 and $48.1 million in aggregate principal of our 9% Debentures due 2063. The balance of the proceeds remains at the holding company.

MGIC Investment Corporation - Q3 2020 | 60

Investment portfolio
The average duration and investment yield of our investment portfolio as of September 30, 2020, December 31, 2019, and September 30, 2019 are shown in the table below.

Portfolio duration and embedded investment yield
	September 30, 2020	December 31, 2019	September 30, 2019
Duration (in years)	4.1	3.9	4.0
Pre-tax yield (1)	2.6%	3.1%	3.1%
After-tax yield (1)	2.2%	2.5%	2.6%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of September 30, 2020, December 31, 2019, and September 30, 2019 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
September 30, 2020	23%	21%	35%	21%
December 31, 2019	21%	20%	34%	24%
September 30, 2019	21%	21%	34%	24%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

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

MGIC Investment Corporation - Q3 2020 | 61

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

Summary of consolidated cash flows
	Nine Months Ended September 30,
(In thousands)	2020	2019
Total cash provided by (used in):
Operating activities	$508,853	$458,163
Investing activities	(478,059)	(308,966)
Financing activities	188,960	(132,481)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$219,754	$16,716
Net cash provided by operating activities for the nine months ended September 30, 2020 increased compared to the same period of 2019 primarily due to a lower level of loses paid and a decrease in federal tax payments, offset by an increase in payments for operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2020 and September 30, 2019 primarily reflects purchases of fixed income and equity securities during the period partially offset by sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment.

Net cash from financing activities for the nine months ended September 30, 2020 primarily reflects the issuance of our 5.25% Notes, partially offset by repurchase of a portion of our 5.75% Notes and 9% Debentures, share repurchases during the period, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

Net cash used in financing activities for the nine months ended September 30, 2019 reflects share repurchases during the period in addition to the cash settlement of share repurchase transactions executed at the end of the fourth quarter of 2018, cash dividends paid to shareholders, and payments of withholding taxes related to share-based compensation net share settlement.
Capitalization
Debt - holding company
As of September 30, 2020, our holding company’s debt obligations were $1.1 billion in aggregate principal consisting of our 5.75% Notes, 5.25% Notes, and 9% Debentures. MGIC's
ownership of our holding company's 9% Debentures of $132.7 million were previously eliminated in consolidation, but remained an obligation of our holding company. In the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures, retiring those 9% Debentures.

Liquidity analysis - holding company
As of September 30, 2020, we had approximately $871 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, repurchase debt, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation and under the PMIERS guidance, requires GSE approval through March 31, 2021. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain an excess over Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases and did not repurchase any shares in the second and third quarters of 2020. See “Overview - Capital” of this MD&A for a discussion of the additional share repurchase program authorized in January 2020.

In the third quarter of 2020 we used $21 million to pay cash dividends to shareholders. On October 29, 2020, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on November 11, 2020, payable on November 25, 2020.

In the first nine months of 2020, our holding company cash and investments increased by $546 million to $871 million as of September 30, 2020.

Significant cash and investments inflows during the first nine months:
•$640 million of net proceeds from the issuance of our 5.25% Notes,
•$390 million of dividends received from MGIC, and
•$ 9 million of investment income.

Significant cash outflows during the first nine months:
•$120 million of share repurchase transactions,
•$62 million in cash dividends paid to shareholders,

MGIC Investment Corporation - Q3 2020 | 62

•$198 million in repurchases of our 5.75% Notes,
•$62 million in repurchases of our 9% Debentures, and
•$49 million of interest payments on our 5.75% Notes and 9% Debentures.

MGIC did not pay a cash or investment security dividend to our holding company during the second and third quarter due to the uncertainty of the COVID-19 pandemic. Future dividend payments from MGIC to the holding company will be determined on a quarterly basis, in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. Under the PMIERS guidance, any dividend paid by MGIC to our holding company, through March 31, 2021, requires GSE approval.

The net unrealized gains on our holding company investment portfolio were approximately $2.5 million at September 30, 2020 and the portfolio had a modified duration of approximately 1.7 years.

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

Capital Adequacy
PMIERs
As of September 30, 2020, MGIC’s Available Assets under the PMIERs totaled approximately $5.0 billion, an excess of approximately $1.4 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements. Our reinsurance transactions provided an aggregate of approximately $1.3 billion of capital credit under the PMIERs as of September 30, 2020. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR and Home Re Transactions.

We anticipate our delinquency inventory to remain elevated due to the impacts of the COVID-19 pandemic. The PMIERS generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to January 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan.

Forbearance allows for mortgage payments to be suspended for up to 360 days; an initial forbearance period of up to 180 days and, if requested by the borrower, an extension of up to 180 days. The servicer of the mortgage must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. If a servicer of a loan is unable to contact the borrower prior to the expiration of the first 180-day forbearance plan term, the forbearance plan will expire. In such case, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable and our Minimum Required Assets will increase.
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

MGIC Investment Corporation - Q3 2020 | 63

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

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	September 30, 2020	December 31, 2019
RIF - net (1)	$43,884	$44,338
Statutory policyholders’ surplus	1,310	1,619
Statutory contingency reserve	3,347	2,963
Statutory policyholders’ position	$4,657	$4,582
Risk-to-capital	9.4:1	9.7:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent  ($3.4 billion at September 30, 2020 and $1.5 billion December 31, 2019) for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation is shown in the table below.

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	September 30, 2020	December 31, 2019
RIF - net (1)	$44,212	$44,550
Statutory policyholders’ surplus	1,314	1,619
Statutory contingency reserve	3,410	3,021
Statutory policyholders’ position	$4,724	$4,640
Risk-to-capital	9.4:1	9.6:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($3.4 billion at September 30, 2020 and $1.5 billion December 31, 2019) for which loss reserves have been established.

The decrease in MGIC's risk-to-capital and our combined insurance companies’ risk to capital in the first nine months of 2020 was due to an increase in the statutory policyholders’ position, offset by a decrease in our RIF, net of reinsurance. The increase in statutory policyholder’s position is primarily due an increase in the statutory contingency reserve, offset by dividends paid to our holding company in the first three months of 2020 of $390 million. The decrease in our RIF, net of reinsurance is primarily due to the reduction to risk on policies that are currently in default for which a loss reserve has been established. For additional information on dividends paid from MGIC to the holding company refer to “Overview - Capital” of this MD&A”

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	Baa1	Stable
Standard and Poor’s Rating Services	BBB+	Negative
A.M. Best	A-	Stable

Earlier this year, Standard and Poor's revised its outlook for the U.S. Mortgage Insurers market segment to "negative,” due to the risks associated with the COVID-19 pandemic and A.M. Best revised its outlook for the U.S. Mortgage Insurers market segment to "negative," but did not change MGIC's or MAC’s outlook at that time. For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MAC financial strength ratings
Rating Agency	Rating	Outlook
A.M. Best	A-	Stable

MGIC Investment Corporation - Q3 2020 | 64

Contractual Obligations

The following table summarizes, as of September 30, 2020, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,386.3	$70.1	$535.1	$105.8	$1,675.3
Operating lease obligations	1.3	0.7	0.6	—	—
Purchase obligations	24.4	15.5	8.1	0.8	—
Other long-term liabilities	840.5	201.0	277.8	361.7	—
Total	$3,252.5	$287.3	$821.6	$468.3	$1,675.3
Our long-term debt obligations as of September 30, 2020 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Purchase obligations consist primarily of agreements to purchase items related to our corporate headquarters update and continued investment in our information technology infrastructure in the normal course of business.

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

MGIC Investment Corporation - Q3 2020 | 65

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2020, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2020 | 66

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Exhibit 99.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item I A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2020 and June 30, 2020. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Risk Factors Relating to the COVID-19 Pandemic
The COVID-19 pandemic may continue to materially impact our financial results and may also materially impact our business, liquidity and financial condition.
The COVID-19 pandemic has had a material impact on our 2020 financial results. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the level of unemployment, and the impact of government initiatives and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including implementation of mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19.

The COVID-19 pandemic may continue to impact our business in various ways, including the following, each of which is described in more detail in the remainder of these risk factors:
•Our incurred losses will increase if the number of insured mortgage delinquencies increases. We establish reserves for insurance losses when delinquency notices are received on loans that are two or more payments past due and for loans we estimate are delinquent prior to the close of the accounting period but for which delinquency notices have not yet been reported to us (this is often referred to as “IBNR”).
•We may be required to maintain more capital under the private mortgage insurer eligibility requirements ("PMIERs") of the GSEs, which generally require more capital to be held for delinquent loans than for performing loans and require more capital to be held as the number of payments missed on delinquent loans increases.
•If the number of delinquencies increases, the number of claims that we must pay over time is likely to increase. In addition, our current estimates about the number of delinquencies for which we will receive claims, and the amount, or severity, of each claim, may increase.
•If the number of purchase and/or refinance mortgage originations decreases, the number of mortgages available for us to insure in the near term may decrease.
•Our access to the reinsurance markets may be limited and the terms under which we are able to secure reinsurance may be less attractive than the terms of our previous transactions.
•Our access to the capital markets may be limited and the terms under which we may access the capital markets may be less attractive than the terms of our previous transactions.
•Receipt of a portion of our premiums may be delayed if servicers experience liquidity issues associated with their advancing payments on mortgages that are in forbearance.
•Our operations may be impacted if our management or other employees are unable to perform their duties as a result of COVID-19-related illnesses.
Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.
Losses result from events that reduce a borrower’s ability or willingness to make mortgage payments, such as unemployment, health issues, family status, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect home prices, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home. Home prices may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.
The unemployment rate rose from 3.5% as of December 31, 2019, to 14.7% as of April 30, 2020. It was 7.9% as of September 30, 2020. High levels of unemployment may result in an increasing number of loans in our delinquency inventory

MGIC Investment Corporation - Q3 2020 | 67

and an increasing number of insurance claims; however, the increases are difficult to predict given the uncertainty in the current market environment, including uncertainty about the length and severity of the COVID-19 pandemic; the length of time that measures intended to reduce the transmission of COVID-19 remain in place; effects of forbearance programs enacted by the GSEs, various states and municipalities; and effects of past and future government stimulus programs. Certain past stimulus programs, such as the payment of enhanced unemployment benefits, have expired. Ongoing programs include, among others:
•Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic. Forbearance allows for mortgage payments to be suspended for up to 360 days; an initial forbearance period of up to 180 days and, if requested by the borrower following contact by the servicer, an extension of up to 180 days. The servicer of the mortgage must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. In certain circumstances, the servicer will be unable to make contact with the borrower and the forbearance plan will expire after the first 180-day plan. A delinquent mortgage for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a mortgage loan in a forbearance plan. Approximately 82% of our insurance in force that was written in 2019 and before was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the Consumer Financial Protection Bureau ("CFPB") requires substantial loss mitigation efforts be made prior to servicers initiating foreclosures, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.
•For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions until at least December 31, 2020, on mortgages purchased or securitized by the GSEs.
Many loans in our delinquency inventory have entered forbearance plans. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices.
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
Based on our interpretation of the PMIERs, as of September 30, 2020, MGIC’s Available Assets totaled $5.0 billion, or $1.4 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In calculating these "Minimum Required Assets," the total calculated credit for risk ceded under our reinsurance transactions is subject to a modest reduction. Our reinsurance transactions are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." Under PMIERs, credit for excess of loss reinsurance transactions is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. If the PMIERs requirement of the covered loans is less than the detachment point of the coverage, PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. Our reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalty.
The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to January 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan

MGIC Investment Corporation - Q3 2020 | 68

modification trial period following the forbearance plan. As noted above, if a servicer of a loan is unable to contact the borrower prior to the expiration of the first 180-day forbearance plan term, the forbearance plan will expire. In such case, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable, our Minimum Required Assets will increase and our excess of Available Assets over Minimum Required Assets will decrease.
Despite reducing the Minimum Required Assets for certain delinquent loans by 70%, an increasing number of delinquent loans caused by the COVID-19 pandemic may cause our Minimum Required Assets to exceed our Available Assets. As of September 30, 2020, there were 64,418 loans in our delinquency inventory, of which 67% were reported to us as being subject to a forbearance plan. We believe substantially all of the reported forbearance plans are COVID-19-related. We are unable to predict the ultimate number of loans that will become delinquent as a result of the COVID-19 pandemic.
If our Available Assets fall below our Minimum Required Assets, we would not be in compliance with the PMIERs. The PMIERs provide a list of remediation actions for a mortgage insurer's non-compliance, with additional actions possible in the GSEs' discretion. At the extreme, the GSEs may suspend or terminate our eligibility to insure loans purchased by them. Such suspension or termination would significantly reduce the volume of our new insurance written ("NIW"); the substantial majority of which is for loans delivered to or purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with delinquent loans, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:
•The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. We do not anticipate that the regular periodic updates will occur more frequently than once every two years. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors; however, the GSEs may amend the PMIERs at any time.
•There may be future implications for PMIERs as a result of changes to the regulatory capital requirements for the GSEs. In May 2020, the FHFA re-proposed a capital rule for the GSEs that, if enacted, would increase their capital requirements for certain assets and transactions. That increase may ultimately result in an increase in the Minimum Required Assets required to be held by mortgage insurers. The re-proposed capital rule included a framework for determining the capital relief allowed to the GSEs for loans with private mortgage insurance and it affords more capital relief to a GSE when its counterparty is a more diversified entity. The proposed changes also decreased the GSEs' capital credit provided by credit risk transfer transactions, which could result in decreased PMIERs credit for existing or future reinsurance or insurance linked notes transactions entered into by a mortgage insurer. Further, any changes to the GSEs' capital and liquidity requirements resulting from the
Treasury Housing Reform Plan may have future implications for PMIERs.
•Our future operating results may be negatively impacted by the matters discussed in the rest of these risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby creating a shortfall in Available Assets.
•Should capital be needed by MGIC in the future, capital contributions from our holding company may not be available due to competing demands on holding company resources, including for repayment of debt.
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our NIW is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business and they include:
•The GSEs' PMIERs, the financial requirements of which are discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.”
•The capital and collateral requirements for participants in the GSEs' alternative forms of credit enhancement discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."
•The level of private mortgage insurance coverage, subject to the limitations of the GSEs’ charters, when private mortgage insurance is used as the required credit enhancement on low down payment mortgages (the GSEs generally require a level of mortgage insurance coverage that is higher than the level of coverage required by their charters; any change in the required level of coverage will impact our new risk written).
•The amount of loan level price adjustments and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require private mortgage insurance. The GSEs announced a new 50 basis point loan level price adjustment on most refinances with principal amounts greater than $125,000, effective December 1, 2020.
•Whether the GSEs select or influence the mortgage lender’s selection of the mortgage insurer providing coverage.
•The underwriting standards that determine which loans are eligible for purchase by the GSEs, which can affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans.

MGIC Investment Corporation - Q3 2020 | 69

•The terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law.
•The programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs.
•The terms that the GSEs require to be included in mortgage insurance policies for loans that they purchase, including limitations on the rescission rights of mortgage insurers.
•The extent to which the GSEs intervene in mortgage insurers’ claims paying practices, rescission practices or rescission settlement practices with lenders.
•The maximum loan limits of the GSEs compared to those of the FHA and other investors.
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

In September 2019, the U.S. Treasury Department ("Treasury") released the “Treasury Housing Reform Plan” (the "Plan"). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending the conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage ("QM") rule of the CFPB, transferring risk to the private sector, and eliminating the "GSE Patch" (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. Also in September 2019, the Treasury and FHFA entered into a letter agreement that will allow the GSEs to remit less of their earnings to the government, which will help them rebuild their capital. The impact of the Plan on private mortgage insurance is unclear. The Plan does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV ratio loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand credit risk transfer ("CRT") programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about CRT programs, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."
The current GSE Patch expands the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The GSE Patch was scheduled to expire no later than January 2021. Approximately 20% of our NIW in the first nine months of 2020 was on loans with DTI ratios greater than 43%. However, it is possible that not all future loans with DTI ratios greater than 43% will be affected by such expiration. In this regard, we note that in June 2020, the CFPB issued for comment, a proposed definition of QM that would replace the use of the DTI ratio in the definition with a pricing threshold that would exclude from the definition of QM a loan whose annual percentage rate exceeds the average prime offer rate for comparable loans by two percentage points or more. The CFPB has extended the expiration of the GSE Patch until the effective date of the final rule. Comments were due on the proposed rule by September 8, 2020.

We insure loans that do not qualify as QMs; however, we are unsure the extent to which lenders will make non-QM loans because they will not be entitled to the presumptions about compliance with the "ability-to-repay" rule under TILA that the law allows with respect to QM loans. We are also unsure the extent to which lenders will purchase private mortgage insurance for loans that cannot be sold to the GSEs. Finally, certain lenders have suspended their non-QM lending due to COVID-19 pandemic-related concerns.
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

MGIC Investment Corporation - Q3 2020 | 70

Risk Factors Relating to Our Business Generally
The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring.
The Minimum Required Assets under the PMIERs are, in part, a function of the direct risk-in-force and the risk profile of the loans we insure, considering LTV ratio, credit score, vintage, Home Affordable Refinance Program ("HARP") status and delinquency status; and whether the loans were insured under lender-paid mortgage insurance policies or other policies that are not subject to automatic termination consistent with the Homeowners Protection Act requirements for borrower-paid mortgage insurance. Therefore, if our direct risk-in-force increases through increases in NIW, or if our mix of business changes to include loans with higher LTV ratios or lower FICO scores, for example, all other things equal, we will be required to hold more Available Assets in order to maintain GSE eligibility.
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
The percentage of our NIW from all single-premium policies has ranged from approximately 10% in 2013 to 19% in 2017 and was 10% in the first nine months of 2020 and 16% in 2019. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
As discussed in our risk factor titled "Reinsurance may not always be available or affordable," we have in place various QSR transactions. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses. We also have in place various excess-of-loss reinsurance transactions, under which we cede premiums. For the respective reinsurance coverage periods, we retain the first layer of aggregate losses, and a special purpose entity provides second layer coverage up to the outstanding reinsurance coverage amount.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield because an increasing percentage of our insurance in force is from recent book years whose premium rates had been trending lower.
Our ability to rescind insurance coverage became more limited for new insurance written beginning in mid-2012, and it became further limited for new insurance written under our revised master policy that became effective March 1, 2020. These limitations may result in higher losses than would be the case under our previous master policies. In addition, our rescission rights temporarily have become more limited due to accommodations we have made in connection with the COVID-19 pandemic. We have waived our rescission rights in certain circumstances where the failure to make payments was associated with a COVID-19 pandemic-related forbearance.
From time to time, in response to market conditions, we change the types of loans that we insure. We also may change our underwriting guidelines, in part by agreeing with certain approval recommendations from a GSE automated underwriting system. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of September 30, 2020, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (14.9%), mortgages with borrowers having FICO scores below 680 (9.6%), including those with borrowers having FICO scores of 620-679 (8.0%), mortgages with limited underwriting, including limited borrower documentation (1.4%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.6%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 2.9% of our primary risk in force as of September 30, 2020, and less than one percent of our NIW in the first three quarters of 2020 and 1.2% of our NIW for the first three quarters of 2019.
From time to time, we change the processes we use to underwrite loans. For example, we may rely on information provided to us by a lender that was obtained from certain of the GSEs’ automated appraisal and income verification tools. Those tools may produce results that differ from the results that otherwise would have determined. For example, the appraisal tools may indicate property values that differ from the values that would have been determined by onsite appraisals. In addition, we continue to further automate our underwriting processes. It is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes.
Approximately 69.7% of our NIW for the first nine months of 2020 (by risk-in-force) was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators,

MGIC Investment Corporation - Q3 2020 | 71

such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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
At September 30, 2020, we had approximately $871 million in cash and investments at our holding company and our holding company’s debt obligations were $1.1 billion in aggregate principal amount, consisting of $242 million of 5.75% Senior Notes due in 2023 ("5.75% Notes"), $650 million of 5.25% Senior Notes due 2028 (the 5.25% Notes), and $209 million of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures"). Annual debt service on the 5.75% Notes, 5.25% Notes and 9% Debentures outstanding as of September 30, 2020, is approximately $67 million.
The 5.75% Senior Notes, 5.25% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. In addition, through March 31, 2021, dividends paid by MGIC to our holding company require GSE approval. MGIC is the principal source of dividends, and in the first quarter of 2020 and in the full year 2019, it paid a total of $390 million and $280 million, respectively, in dividends to our holding company. We ask the OCI not to object before MGIC pays dividends and, due to the uncertainty surrounding the COVID-19 pandemic, MGIC did not pay a dividend of cash and/or investment securities to the holding company in the second or third quarters of 2020; however, in the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the 9% Debentures, with a fair value of $167 million. Future dividend payments from MGIC to the holding company will be determined on a quarterly basis in consultation with the board of directors, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business.
In the third quarter of 2020, we issued the 5.25% Senior Notes and used a portion of the proceeds to repurchase $183 million of our 5.75% Senior Notes and $48 million of our 9% Debentures. We may, from time to time, repurchase our debt obligations on the open market (including through 10b5-1 plans) or through privately negotiated transactions.
In the first quarter of 2020 and in 2019, we repurchased approximately 9.6 million and 8.7 million shares of our common stock, respectively, using approximately $120 million and $114 million of holding company resources, respectively. As of September 30, 2020, we had $291 million of authorization remaining to repurchase our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases, but may resume them in the future. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.
As noted above under our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility,” although we are currently in compliance with the requirements of the PMIERs, there can be no assurance that we would not seek to issue additional debt capital or to raise additional equity or equity-linked capital to manage our capital position under the PMIERs or for other purposes. Any future issuance of equity securities may dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.
At September 30, 2020, we had outstanding $209 million principal amount of 9% Debentures. The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at a conversion rate, which is subject to adjustment, of 74.4718 common shares per $1,000 principal amount of debentures. This represents a conversion price of approximately $13.43 per share. The payment of dividends by our holding company results in an adjustment to the conversion rate and price, with such adjustment generally deferred until the end of the year.

MGIC Investment Corporation - Q3 2020 | 72

We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.46 for at least 20 of the 30 trading days preceding notice of the redemption. We have the right, and may elect, to defer interest payable under the 9% Debentures in the future. If a holder elects to convert its 9% Debentures, the interest that has been deferred on the 9% Debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures. For more information about the 9% Debentures, including additional requirements resulting from the deferral of interest, see Note 7 – “Debt” to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.
For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 6 – “Earnings Per Share” to our consolidated financial statements. As noted above, in the first quarter of 2020 and in 2019, we repurchased shares of our common stock and may do so again in the future. In addition, in the third quarter of 2020, we repurchased a portion of our debt obligations, and may do so again in the future.
We could be adversely affected if personal information on consumers that we maintain is improperly disclosed, our information technology systems are damaged or their operations are interrupted, or our automated processes do not operate as expected.
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
In addition, we are in the process of upgrading certain of our information systems, and transforming and automating certain of our business processes, that have been in place for a number of years and we continue to deploy and enhance our risk-based pricing system. The implementation of these technological and business process improvements, as well as their integration with customer and third party systems when applicable, is complex, expensive and time consuming. If we fail to timely and successfully implement and integrate the new technology systems, or if the systems and/or transformed and automated business processes do not operate as expected, it could have an adverse impact on our business, business prospects and results of operations.

MGIC Investment Corporation - Q3 2020 | 73

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended September 30, 2020.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
July 1, 2020	July 31, 2020	—	$—	—	$290,818,024
August 1, 2020	August 31, 2020	—	$—	—	$290,818,024
September 1, 2020	September 30, 2020	—	$—	—	$290,818,024
		—	$—	—

(1) On January 28, 2020, our Board of Directors authorized a share repurchase program under which we may repurchase up to an additional $291 million of our common stock through the end of 2021. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases.

MGIC Investment Corporation - Q3 2020 | 74

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
4.10	Fourth Supplemental Indenture, dated August 12, 2020, between MGIC Investment Corporation and U.S. Bank National Association, as Trustee.	8-K	4.1	August 12, 2020
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2020 | 75

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 4, 2020.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2020 | 76