Form 10-K
period 2020-12-31
MGIC INVESTMENT CORP
filed 2021-02-23
CIK 876437

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)
(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1 per share	MTG	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. : Approximately $2.8 billion*

MGIC Investment Corporation 2020 Form 10-K | 1

* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 19, 2021, there were 338,779,666 shares of common stock of the registrant, par value $1.00 per share, outstanding.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2021 Annual Meeting of Shareholders, provided such Proxy Statement is filed within 120 days after December 31, 2020. If not so filed, the information provided in Items 10 through 14 of Part III will be included in an amended Form 10-K filed within such 120 day period.	Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

MGIC Investment Corporation 2020 Form 10-K | 2

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

MGIC Investment Corporation 2020 Form 10-K | 3

Glossary of terms and acronyms
/ A
ARMs
Adjustable rate mortgages

ABS
Asset-backed securities

ASC
Accounting Standards Codification

Available Assets
Assets, as designated under the PMIERs, that are readily available to pay claims, and include the most liquid investments

/ B
Book or book year
A group of loans insured in a particular calendar year

BPMI
Borrower-paid mortgage insurance

/ C
CARES Act
The Coronavirus Aid, Relief, and Economic, Security Act enacted on March 27, 2020

CECL
Current expected credit losses covered under ASC 326

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

/ H
HAMP
Home Affordable Modification Program

MGIC Investment Corporation 2020 Form 10-K | 4

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

HARP
Home Affordable Refinance Program

Home Re Transactions
Excess-of-loss reinsurance transactions with unaffiliated special purpose insurers domiciled in Bermuda

HOPA
Homeowners Protection Act

HUD
Housing and Urban Development

/ I
IBNR Reserves
Loss reserves established on loans we estimate are delinquent, but for which the delinquency has not been reported to us

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance, as reported to us

ILN
Insurance-linked notes

/ L
LAE
Loss adjustment expenses, which includes the costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

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

MGIC
Mortgage Guaranty Insurance Corporation, a subsidiary of MGIC Investment Corporation

MAC
MGIC Assurance Corporation, a subsidiary of MGIC

Minimum Required Assets
The minimum amount of Available Assets that must be held under the PMIERs, which is based on an insurer's book of RIF and is calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor of $400 million

MPP
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

MGIC Investment Corporation 2020 Form 10-K | 5

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
The ratio of NPE divided by the average IIF outstanding for the period measured

Premium Rate
The contractual rate charged for coverage under our insurance policies

Primary Insurance
Insurance that provides mortgage default protection on individual loans. Primary insurance may be written on a "flow" basis, in which loans are insured in individual, loan-by-loan transactions, or on a "bulk" basis, in which each loan in a portfolio of loans is individually insured in a single bulk transaction

Profit Commission
Payments we receive from reinsurers under each of our quota share reinsurance transactions if the annual loss ratio is below levels specified in the quota share reinsurance transaction

/ Q
QSR Transaction
Quota share reinsurance transaction with a group of unaffiliated reinsurers

2015 QSR
Our QSR transaction that provides coverage on eligible NIW written prior to 2017

2017 QSR
Our QSR transaction that provides coverage on eligible NIW in 2017

2018 QSR
Our QSR transaction that provides coverage on eligible NIW in 2018

2019 QSR
Our QSR transaction that provides coverage on eligible NIW in 2019

2020 QSR
Our QSR transactions that provide coverage on eligible NIW in 2020

Credit Union QSR
Our QSR transaction that provides coverage on eligible NIW from credit union institutions originated from April 1, 2020 through December 31, 2025

QM
A mortgage loan that satisfies the "qualified mortgage" loan characteristics pursuant to the Consumer Financial Protection Bureau's ability-to-repay under the TILA. Originating a QM loan may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower's ability to repay

/ R
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

TILA
Truth in Lending Act

MGIC Investment Corporation 2020 Form 10-K | 6

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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation 2020 Form 10-K | 7

Item 1. Business
See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report.

A.    General
We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance, other mortgage credit risk management solutions, and ancillary services. In 2020, our total revenues were $1.2 billion and our primary NIW was $112.1 billion. As of December 31, 2020, our direct primary IIF was $246.6 billion and our direct primary RIF was $61.8 billion. For further information about our results of operations, see our consolidated financial statements in Item 8 and our MD&A in Item 7. As of December 31, 2020, our principal mortgage insurance subsidiary, MGIC, was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. During 2020, we wrote new insurance in each of those jurisdictions.

2021 BUSINESS STRATEGIES
Our 2021 business strategies are to 1) maximize the value we create through our mortgage credit enhancement activities; 2) differentiate ourselves through our customer experience; 3) establish a competitive advantage through our digital and analytical capabilities; 4) excel at acquiring, managing and distributing mortgage credit risk and the related capital; 5) maintain financial strength through economic cycles; and 6) foster an environment that embraces diversity and best positions our people to succeed.

2020 ACCOMPLISHMENTS
Following are several of our 2020 accomplishments that furthered our 2020 business strategies.

•Increased primary NIW from $63.4 billion in 2019 to $112.1 billion in 2020 and increased primary IIF by more than 10.9% year-over-year. The NIW is consistent with the Company's risk and return goals.
•Continued to enhance the reputation of the Company and the industry relative to changing housing finance policy and a broader role for PMI.
•Expanded our reinsurance program by securing quota share reinsurance coverage on NIW through 2021, and by executing a $413 million insurance linked note transaction, providing excess-of-loss reinsurance coverage on the majority of our NIW from January 1, 2020 through July 31, 2020. These transactions allow us to better manage our risk profile and they provide an alternative source of capital.
•Continued to pay dividends to holders of our common stock, despite the COVID-19 pandemic.
•Paid $390 million of dividends of cash and investments from MGIC to our holding company, before temporarily suspending dividends from MGIC as a result of the COVID-19 pandemic.
•Returned approximately $120 million to shareholders by repurchasing 9.6 million shares of our stock, before we temporarily suspended our stock repurchase program as a result of the COVID-19 pandemic.
•Issued $650 million aggregate principal amount of 5.25% Notes due in 2028, using a portion of the proceeds to repurchase $183 million of our 5.75% Notes due in 2023 and $48 million of our 9% Debentures due in 2063. These capital actions increased our liquidity and improved our debt maturity profile.
•Continued to transform our business processes and to enhance our data and analytics capabilities.
•Delivered diversity and inclusion workshops to all officers and co-hosted several diversity and inclusion events with our Employee Resource Group.
•Continued to enhance career developments, talent analytics and financial health capabilities for employees.

COVID-19 RESPONSE
The accomplishments described above were all achieved despite managing through the effects of the COVID-19 pandemic. In addition, the Company's specific response to the COVID-19 pandemic included the following:

•Transitioned 90%+ of our workforce to a remote work environment, in a year with record-breaking NIW. Positioned employees to continue to succeed and provide continuing high service levels. Focused on ensuring employee safety, business continuity and legal compliance. Maintained and enhanced morale through extensive authentic communications, collaboration and an environment of support and trust.
•Actively participated in discussions with the GSEs and the FHFA surrounding COVID-19, on matters including PMIERs amendments that provided PMIERs capital relief for loans in forbearance.
•Effectively reacted to servicing and default issues related to COVID-19 including establishing data collection, monitoring and tracking of forbearance information that is instrumental in providing insight in a quickly evolving environment.
OVERVIEW OF THE PRIVATE MORTGAGE INSURANCE INDUSTRY AND ITS OPERATING ENVIRONMENT
We established the modern PMI industry in 1957 to provide a private market alternative to federal government insurance programs. PMI covers losses from homeowner defaults on residential mortgage loans, reducing, and in some instances eliminating, the loss to the insured institution.

Fannie Mae and Freddie Mac have been the major purchasers of the mortgage loans underlying new insurance written by private mortgage insurers. The GSEs purchase residential mortgage loans as part of their governmental mandate to provide liquidity in the secondary mortgage market. The GSEs cannot buy low down payment mortgage loans without certain forms of credit enhancement. Private mortgage insurance has generally been purchased by lenders in primary mortgage market transactions to satisfy this credit enhancement requirement. Therefore, PMI facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs and plays an important role in the housing finance system by assisting consumers, especially first-time and low to medium wealth homebuyers, to finance homes with low down payment mortgages. PMI also

MGIC Investment Corporation 2019 Form 10-K | 8

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

reduces the regulatory capital that depository institutions are required to hold against certain low down payment mortgages that they hold as assets.

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

As a result of the matters referred to above, it is uncertain what role the GSEs and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Some changes would require Congressional action to implement and it is difficult to estimate when any action would be final and how long any associated phase-in period may last.

The GSEs have private mortgage insurer eligibility requirements, or PMIERs, for private mortgage insurers that insure loans delivered to or purchased by the GSEs. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In calculating Minimum Required Assets, we receive significant credit for risk ceded under our reinsurance transactions. See "Reinsurance" in this Item 1 for information about our reinsurance transactions and "Regulation – Direct Regulation" in this Item 1 for information about our compliance with the financial requirements of the PMIERs.

The private mortgage insurance industry is greatly impacted by macroeconomic conditions that affect home loan originations and credit performance of home loans, including unemployment rates, home prices, restrictions on mortgage credit due to underwriting standards, interest rates, household formations and homeownership rates. During the years leading up to the financial crisis of the 2000s, the mortgage lending industry increasingly made home loans with higher risk profiles. In certain sections of this Annual Report, we discuss our insurance written in 2005-2008 separately from our insurance written in earlier and later years. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. The operating environment for private mortgage insurers materially improved after the financial crisis, as the economy recovered.

The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, had a material impact on our 2020 financial results. The increased level of unemployment and economic uncertainty associated with the COVID-19 pandemic resulted in an increase in the number of mortgage delinquencies for which we recorded increased loss reserves. For a discussion of the various ways the COVID-19 pandemic may continue to impact us, see our Risk Factor titled "The COVID-19 pandemic may continue to materially impact our financial results and may also impact our business, liquidity and financial condition" in Item 1A.

During 2020, $609 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $384 billion in 2019 and $292 billion in 2018. The 2020 volume was significantly greater than the recent low in 2010 of $70 billion and greater than the volumes of 2001 through 2007 when, on average, approximately $311 billion of mortgages were insured with primary coverage by private mortgage insurers. The high 2020 volume resulted, in part, from the historically low interest rates driving sustained borrower demand, especially for refinances.

For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA, VA and USDA. The publication Inside Mortgage Finance estimates that in the first three quarters of 2020, the FHA accounted for 24.4% of low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 28.2% in 2019 and 30.5% in 2018. In the prior ten years, the FHA’s market share has been as low as 24.4% (in the first three quarters of 2020) and as high as 64.5% (in 2010). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, USDA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. We cannot predict how the factors listed above or the FHA’s share of NIW will change in the future.

MGIC Investment Corporation 2020 Form 10-K | 9

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Inside Mortgage Finance estimates that in the first three quarters of 2020, the VA accounted for 30.6% of all low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 25.2% in 2019 and 22.9% in 2018. In the prior ten years, the VA's market share has been as low as 15.7% (in 2010) and as high a 30.6% (in the first three quarters of 2020). We believe that the VA’s market share has generally been elevated in recent years because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.

The private mortgage insurance industry also competes with alternatives to mortgage insurance, such as investors using risk mitigation and credit risk transfer techniques other than PMI, including capital market transactions entered into by the GSEs and banks; lenders and other investors holding mortgages in portfolio and self-insuring; and “piggyback loans,” which combine a first lien loan with a second lien loan. In 2018, the GSE initiated secondary mortgage market programs with loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers governed by PMIERs, and that are not selected by the lenders. While we view these programs as competing with traditional private mortgage insurance, we participate in them through an affiliate of MGIC.

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

In addition to the FHA, VA, other governmental agencies and the alternatives to mortgage insurance discussed above, we compete with other mortgage insurers. The level of competition, including price competition, within the private mortgage insurance industry has intensified over the past several years. See "Our Products and Services – Sales and Marketing and Competition – Competition" below for more information about the impact on our business of competition in the private mortgage insurance industry.

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

Due to the changing environment described above, as well as other factors discussed below, at this time the greatest uncertainties we face are with the effects of COVID-19 and whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A possible restructuring or change in the charters of the GSEs, could significantly affect our business. For additional information about these uncertainties, see our risk factors titled "The COVID-19 pandemic may continue to materially impact our financial results and may also impact our business, liquidity and financial condition," and “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

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

MGIC Investment Corporation 2020 Form 10-K | 10

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. Our new primary insurance written was $112.1 billion in 2020, compared to $63.4 billion in 2019 and $50.5 billion in 2018. The 2020 increase compared to 2019 reflects an increase in both the refinance and purchase mortgage originations we insured.

The following charts show, on a direct basis, our primary IIF and primary RIF as of December 31 for the years indicated.

Primary insurance and risk in force
(In billions)	2020	2019	2018	2017	2016
Primary IIF	$246.6	$222.3	$209.7	$194.9	$182.0
Primary RIF	61.8	57.2	54.1	50.3	47.2

For loans sold to a GSE, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2020, a substantial majority of our volume was on loans with GSE standard or higher coverage.

For loans that are not sold to the GSEs, the lender determines the coverage percentage from those that we offer. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim. We charge higher premium rates for higher coverage percentages. However, there can be no assurance that the higher premium rates adequately reflect the risks associated with higher coverage percentages. In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for policies covering delinquent loans. Because, historically, relatively few delinquencies occur in the early years of a book of business, the higher premium revenue from higher coverage has historically been recognized before any significant higher losses resulting from that higher coverage may be incurred. For more information, see “Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation – Claims.”

In general, mortgage insurance coverage cannot be terminated by the insurer. However, subject to certain restrictions on our rescission rights as are specified in our insurance policy, we may terminate or rescind coverage for, among other reasons, non-payment of premium, certain material misrepresentations and fraud in connection with the application for the insurance policy. Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages.

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

The percentage of NIW on loans representing refinances was 36% for 2020, compared to 19% for 2019 and 7% for 2018. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be NIW. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and NIW. When a lender and borrower modify a loan rather than replace it with a new one or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans are not included in our NIW.

MGIC Investment Corporation 2020 Form 10-K | 11

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

In addition to varying with the coverage percentage, our premium rates for insurance have varied depending upon the perceived risk of a claim on the insured loan and thus have taken into account, among other things, the LTV ratio, the borrower’s credit score and DTI ratio, the number of borrowers, the property location, the mortgage term and whether the property is the borrower’s primary residence. In 2019 we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. Premium rates cannot be changed after the issuance of coverage.

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

During 2020, 2019 and 2018, the single premium plan represented approximately 9%, 16% and 17%, respectively, of our NIW. The monthly premium plan represented approximately 91%, 84% and 83%, respectively. The annual premium plan represented less than 1% of NIW in each of those years. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.

Pool and Other Insurance. Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the amount of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. As of December 31, 2020, less than 1% of our RIF was associated with pool insurance.
In connection with the GSEs' credit risk transfer programs, we provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs.

MORTGAGE INSURANCE PORTFOLIO
Geographic Dispersion. The following tables reflect the percentage of primary RIF in the top 10 jurisdictions and top 10 core-based statistical areas for the MGIC Book at December 31, 2020. We refer to the insurance that has been written by MGIC (including MGIC Indemnity Corporation, a subsidiary of MGIC, for portions of 2012 and 2013) as the "MGIC Book."

Top 10 jurisdictions – RIF

California	8.5%
Florida	7.1%
Texas	6.8%
Pennsylvania	5.1%
Ohio	4.1%
Illinois	4.1%
Virginia	3.7%
North Carolina	3.5%
Georgia	3.4%
New York	3.3%
Total	49.6%

Top 10 core-based statistical areas – RIF

Washington-Arlington-Alexandria	2.8%
Chicago-Naperville-Arlington Heights	2.7%
Atlanta-Sandy Springs-Roswell	2.6%
Houston-Woodlands-Sugar Land	2.1%
Minneapolis-St. Paul-Bloomington	1.9%
Los Angeles-Long Beach-Glendale	1.8%
Philadelphia	1.7%
Phoenix-Mesa-Scottsdale	1.6%
Dallas-Plano-Irving	1.4%
Riverside-San Bernardino	1.4%
Total	20.0%
The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

MGIC Investment Corporation 2020 Form 10-K | 12

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Policy Year. The following table sets forth for the MGIC Book the dispersion and certain statistics associated with our primary IIF and RIF as of December 31, 2020, by year(s) of policy origination since we began operations in 1985.

Primary insurance in force and risk in force by policy year
(in thousands)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate %	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$2,283,398	0.9%	$634,891	1.0%	7.2%	14.3%	0.6%	N.M.
2005-2008	19,022,549	7.7%	5,042,937	8.2%	6.9%	13.5%	4.3%	7.8%
2009-2015	20,815,798	8.4%	5,688,918	9.2%	4.2%	5.6%	14.4%	11.7%
2016	17,110,528	6.9%	4,529,234	7.3%	3.9%	5.2%	14.2%	35.6%
2017	20,195,359	8.2%	5,163,483	8.4%	4.2%	6.6%	26.1%	41.0%
2018	20,905,193	8.5%	5,292,993	8.6%	4.7%	7.2%	24.8%	41.8%
2019	42,563,315	17.3%	10,703,952	17.3%	4.1%	4.5%	27.0%	65.4%
2020	103,676,055	42.1%	24,755,325	40.1%	3.2%	0.8%	27.4%	95.3%
Total	$246,572,197	100.0%	$61,811,734	100.0%

MGIC Investment Corporation 2020 Form 10-K | 13

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Product Characteristics. The following table reflects, at the dates and by the categories indicated, the total dollar amount of primary RIF for the MGIC Book and the percentage of that primary RIF, as determined on the basis of information available on the date of mortgage origination.

Characteristics of primary risk in force

	December 31, 2020	December 31, 2019
Primary RIF (In millions):	$61,812	$57,213
Loan-to-value ratios:
95.01% and above	14.7%	15.3%
90.01 - 95.00%	50.1%	52.2%
85.01 - 90.00%	28.3%	27.1%
80.01 - 85.00%	6.4%	4.8%
80% and below	0.5%	0.6%
Total	100.0%	100.0%
Debt-to-income ratios:
45.01% and above	14.2%	14.2%
38.01% - 45.00%	33.4%	33.3%
38% and below	52.4%	52.5%
Total	100.0%	100.0%
Loan Type:
Fixed(1)	99.2%	99.0%
ARMs(2)	0.8%	1.0%
Total	100.0%	100.0%
Original Insured Loan Amount:(3)
Conforming loan limit and below	97.4%	97.4%
Non-conforming	2.6%	2.6%
Total	100.0%	100.0%
Mortgage Term:
15-years and under	1.8%	1.4%
Over 15 years	98.2%	98.6%
Total	100.0%	100.0%
Property Type:
Single-family detached	87.6%	87.7%
Condominium/Townhouse/Other attached	11.7%	11.5%
Other(4)	0.7%	0.8%
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	97.6%	97.6%
Second home	2.1%	2.0%
Investor property	0.3%	0.4%
Total	100.0%	100.0%
Documentation:
Reduced:(5)
Stated	1.0%	1.2%
No	0.2%	0.2%
Full documentation	98.8%	98.6%
Total	100.0%	100.0%

MGIC Investment Corporation 2020 Form 10-K | 14

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Characteristics of primary risk in force

	December 31, 2020	December 31, 2019
FICO Score:(6)
760 and greater	40.3%	39.0%
740 - 759	17.0%	16.5%
720 - 739	13.8%	14.0%
700 - 719	11.2%	11.2%
680 - 699	8.3%	8.3%
660 - 679	3.7%	4.3%
640 - 659	2.5%	2.9%
639 and less	3.2%	3.8%
Total	100.0%	100.0%
(1)Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan and then increased thereafter to the original interest rate), ARMs in which the initial interest rate is fixed for at least five years, and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).
(2)Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at each of December 31, 2020 and 2019, represented 0.2% and 0.3%, respectively, of primary RIF. As indicated in note (1), does not include ARMs in which the initial interest rate is fixed for at least five years. For both December 31, 2020 and 2019, ARMs with LTV ratios in excess of 90% represented 0.2%, of primary RIF.
(3)Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs will purchase. The conforming loan limit for one unit properties was $453,100 for 2018, $484,350 for 2019, and $510,400 for 2020, and is $548,250 for 2021. The limit for high cost communities has been higher and is $822,375 for 2021. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
(4)Includes cooperatives and manufactured homes deemed to be real estate.
(5)Reduced documentation loans were originated prior to 2009 under programs in which there was a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets were disclosed in the loan application but there was no verification of those disclosures ("stated" documentation) and programs in which there was no disclosure of income or assets in the loan application ("no" documentation). In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that did not require verification of borrower income are classified by us as “full documentation.” We understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.
(6)Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for NIW in 2020 was 752 compared to 749 in 2019. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

MGIC Investment Corporation 2020 Form 10-K | 15

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

We provide insurance and reinsurance related to certain mortgages under GSE credit risk transfer programs. The amount of risk associated with these transactions is currently $287 million.

CUSTOMERS
Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers generated 41% of our NIW on a flow basis in 2020, and 24% in each of 2019 and 2018. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, or our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments). Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

SALES AND MARKETING AND COMPETITION
Sales and Marketing. Our employees sell our insurance products throughout all regions of the United States and in Puerto Rico and Guam.

Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and the VA. The FHA, VA and USDA sponsor government-backed mortgage insurance programs, and it is estimated that during the first nine months of 2020, they accounted for a combined approximately 56.8% of the total low down payment residential mortgages which were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 55.3% and 55.9% in 2019 and 2018, respectively. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.

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

The U.S. PMI industry currently consists of six active mortgage insurers and their affiliates, including MGIC. Our market share (as measured by NIW) was 18.7% in the first nine months of 2020, compared to 16.5% in 2019 and 17.4% in 2018, in each case excluding HARP refinances. (source: Inside Mortgage Finance).
If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our insurance subsidiaries, our future new insurance written could be negatively affected. The substantial majority of our insurance written since 2008 has been for loans delivered to or purchased by the GSEs. The current PMIERs of each of the GSEs do not require an insurer to maintain minimum financial strength ratings. However, depending upon the evolution of housing finance reform, the level of issuances of non-GSE MBS may increase in the future. Financial strength ratings may be considered by issuers of non-GSE MBS in determining whether to purchase private mortgage insurance for loans supporting such securities. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, enterprise risk management and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time. At the time that this annual report was finalized, the financial strength of MGIC was rated A- (with a stable outlook) by A.M. Best, Baa1 (with a stable outlook) by Moody’s Investors Service and BBB+ (with a negative outlook) by Standard & Poor’s Rating Services.

C. Risk Management
ENTERPRISE RISK MANAGEMENT
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

Risk Governance. The Company maintains a Senior Management Oversight Committee (“SMOC”) that, at the management level,

MGIC Investment Corporation 2020 Form 10-K | 16

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

serves as its primary risk management governance organization. The SMOC seeks to maintain an enterprise-wide view of risk. The SMOC oversees the Company’s ERM framework; oversees the risks associated with strategic and business issues critical to the Company, monitoring the Company’s risk profile across the set of identified key risks (see “Risk Identification and Assessment” below); and provides reporting to the Risk Management Committee of the Company’s Board of Directors (“RMC”). The SMOC, of which the CEO is a member, is chaired by the Company’s Executive Vice President and Chief Risk Officer, who is the principal management liaison to the RMC.

The Board implements its risk oversight function as a whole and through delegation to its Committees which meet regularly and report back to the full Board. The Risk Management Committee coordinates with the Board and other Board Committees regarding the assignment to the Board and Committees of oversight responsibilities for all risks considered to have the greatest impact on the Company's ability to accomplish its strategic goals. Each Committee's charter describes its principal responsibilities, including its oversight responsibility for applicable key risks.

Environmental, Social and Governance ("ESG") Risk Governance. The Company maintains an ESG Executive Council that, at the management level, supports the Company's on-going commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to the Company. In performing this general responsibility, the Council has discretion to: assist in setting the Company’s general strategy with respect to ESG matters; identify current and emerging ESG issues that may affect the Company’s business, strategy, operations, performance, or public image; make recommendations regarding policies, practices, procedures, or disclosures to address ESG matters; implement systems to monitor ESG matters when necessary; oversee the Company’s internal and external reporting and disclosures surrounding ESG matters; and advise on stockholder or stakeholder concerns regarding ESG matters. The ESG Executive Council will make regular reports to the SMOC and to the relevant Committee(s) of the Board of Directors of the Company.

The Board has delegated oversight for the following ESG matters to the following committees, who regularly report their actions to the Board:
•Risk Management Committee: 1) Mortgage Credit Risk, including risks associated with changing climatic conditions. 2) Emerging risks.
•Management Development, Nominating and Governance Committee: 1) Human capital management policies such as executive compensation; succession planning; recruitment, retention and development of management resources; and health and safety of employees. 2) Corporate governance.
•Securities Investment Committee: Our investment portfolio; such oversight may include consideration of ESG factors.
•Audit Committee: Cybersecurity and disclosure controls and procedures relating to financial reports made to the SEC, as well as ESG reports.

Risk Management and Controls. The Company has established enterprise-wide policies, procedures and processes to allow it to identify, assess, monitor and manage the Company’s various risks. Management of these risks is an interdepartmental endeavor, with oversight by the Chief Risk Officer and the SMOC. The Company’s Internal Audit function, which reports to the Audit Committee of the Board of Directors, provides independent ongoing assessments of the Company’s management of certain enterprise risks and reports its findings to the Audit Committee.

Risk Identification and Assessment. On a regular basis, the Company monitors key risks with a focus on identifying risks or changes to risks with the greatest impact on the Company's ability to accomplish its strategic goals. In addition to the ongoing monitoring, the Company also identifies key risks in a bottom up process facilitated through workshops and discussions during an annual compliance and risk forum with co-workers across all business functions. The results of the identification process are reported to and reviewed annually by the SMOC and presented to the RMC and the full Board.

Risk Reporting and Communication. The Company's Risk Management department produces various analyses, reports and key risk indicators (“KRIs”) that are reported to the SMOC, the RMC and the Board quarterly.  For our largest risk exposure, mortgage credit risk, these KRIs include risk factors for the Company’s NIW, IIF, quality control and claim activity, and the quarterly reports include performance relative to metrics and thresholds. Each of the other Board Committees also receive regular reporting concerning the risks they oversee.

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

MORTGAGE CREDIT RISK
We believe that mortgage credit risk is materially affected by:

•the condition of the economy, including the direction of change in home prices and employment, in the area in which the property is located;
•the borrower’s credit profile, including the borrower’s credit history, DTI ratio and cash reserves, and the willingness of a borrower with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home;
•the loan product, which encompasses the LTV ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property and the purpose of the loan;
•origination practices of lenders and the percentage of coverage on insured loans; and
•the size of insured loans.

We believe that, excluding other factors, claim incidence increases:

•during periods of economic contraction and home price depreciation, including when these conditions may not be

MGIC Investment Corporation 2020 Form 10-K | 17

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

nationwide, compared to periods of economic expansion and home price appreciation;
•for loans to borrowers with lower FICO scores compared to loans to borrowers with higher FICO scores;
•for loans to borrowers with higher DTI ratios compared to loans to borrowers with lower DTI ratios;
•for loans with less than full underwriting documentation compared to loans with full underwriting documentation;
•for loans with higher LTV ratios compared to loans with lower LTV ratios;
•for ARMs when the reset interest rate significantly exceeds the interest rate at the time of loan origination;
•for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment;
•for loans in which the original loan amount exceeds the conforming loan limit compared to loans below that limit; and
•for cash out refinance loans compared to rate and term refinance loans.

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

Underwriting Insurance Applications. Applications for mortgage insurance are submitted to us through both our delegated and non-delegated options. Under the delegated option, applications are submitted to us electronically and we rely upon the lender’s representations and warranties that the data submitted is true, accurate and consistent with the documents in the lender's loan origination file, when making our insurance decision. If the loan data submitted meets the underwriting requirements, a commitment to insure the loan is immediately issued. If the requirements are not met, the loan is reviewed by one of our underwriters. Non-delegated applications are submitted with documents from the lender’s loan origination file. We apply our underwriting guidelines, eligibility criteria and rating plans to determine coverage eligibility and premium rate. If the loan is eligible for coverage, we will issue a commitment to insure the loan.

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

Exposure to Catastrophic Losses. The PMI industry experienced catastrophic losses in the mid-to-late 1980s, similar to the losses we experienced in 2007-2013. For background information about such losses in 2007-2013, as well as information about the effects of the COVID-19 pandemic, refer to “General – Overview of Private Mortgage Insurance Industry and its Operating Environment” above.
Delinquencies. The claim cycle on PMI generally begins with the insurer’s receipt of notification of a delinquency on an insured loan from the loan servicer. For reporting purposes, a loan is generally considered to be delinquent when it is two or more payments past due. Most servicers report delinquent loans to us within this two month period. The incidence of delinquency is affected by a variety of factors, including the level of borrower income growth, unemployment, health issues, family status, the level of interest rates, rates of home price appreciation or depreciation and general borrower creditworthiness. Delinquencies that are not cured result in a claim to us. See “– Claims.” Delinquencies may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage. In addition, when a policy is rescinded or a claim is denied we remove the loan from our delinquency inventory.

MGIC Investment Corporation 2020 Form 10-K | 18

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

The following table shows the number of insured primary and pool loans in the MGIC Book, the related number of delinquent loans and the percentage of delinquent loans, or delinquency rate, as of December 31, 2016-2020.

Delinquency statistics for the MGIC book

	December 31,
	2020	2019	2018	2017	2016
Primary Insurance:
Insured loans in force	1,126,079	1,079,578	1,058,292	1,023,951	998,294
Delinquent loans	57,710	30,028	32,898	46,556	50,282
Delinquency rate – all loans	5.1%	2.8%	3.1%	4.6%	5.0%
Defaulted loans in our claims received inventory	159	538	809	954	1,385

Pool Insurance:
Insured loans in force	18,288	20,318	23,675	31,364	39,071
Delinquent loans	680	653	859	1,309	1,883
Delinquency rate	3.7%	3.2%	3.6%	4.2%	4.8%
Different geographical areas may experience different delinquency rates due to varying localized economic conditions from year to year and the amount of time it takes for foreclosures to be completed for uncured delinquencies. The following table shows the percentage of primary loans we insured that were delinquent as of December 31, 2020, 2019 and 2018 for the 15 jurisdictions for which we paid the most claims during 2020.

Jurisdiction delinquency rates

	December 31,
	2020	2019	2018
Florida*	7.5%	3.4%	3.9%
New York*	6.9	5.3	6.1
Illinois*	5.9	3.2	3.3
New Jersey*	7.0	3.9	4.6
Maryland	6.0	3.6	4.1
Puerto Rico*	11.2	8.2	10.3
Pennsylvania*	4.0	2.8	3.2
California	6.1	2.1	2.2
Ohio*	4.0	2.3	2.6
Virginia	4.2	1.9	2.1
Massachusetts	4.7	2.9	3.2
Michigan	4.0	2.0	2.3
Texas	6.1	3.3	3.6
Connecticut	5.9	3.6	3.5
Wisconsin	3.0	1.9	2.0
All other jurisdictions	4.6	2.5	2.8
Note: Asterisk denotes jurisdictions in the table above that predominantly use a judicial foreclosure process, which generally increases the amount of time for a foreclosure to be completed.

The primary delinquency inventory in those same jurisdictions as of December 31, 2020, 2019 and 2018 appears in a table found in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Loss Reserves,” in Item 7.

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

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). For several years, the average time it took to receive a claim associated with a delinquency increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may have included, for example, a requirement for additional review and/or mediation processes. Prior to the second quarter of 2020, we had begun to experience a decline in the average time it takes servicers to process foreclosures, which had reduced the average time to receive a claim associated with new delinquencies that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the size of the claim, or “severity.” It is difficult to estimate how long it may take for current and future delinquencies that do not cure to develop into paid claims. In light of the uncertainty caused by the COVID-19 pandemic, the average number of missed payments at the time a claim is received is expected to increase in 2021.

The majority of loans we insured from 2005 through 2008 (which represent 30% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of accumulated interest that an insured may include in a claim. Under our current master policy terms, an insured can include accumulated interest only for the first three years the loan is delinquent.

Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we generally have the option to either (1) pay the coverage percentage

MGIC Investment Corporation 2020 Form 10-K | 19

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

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are typically received during the first two years following issuance of coverage on a loan. The highest level of claim activity has typically occurred in the third and fourth years after the year of loan origination. Thereafter, the number of claims received has typically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or home price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the typical pattern for other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books of business increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2020, 66% of our primary RIF was written subsequent to December 31, 2017, 74% of our primary RIF was written subsequent to December 31, 2016, and 82% of our primary RIF was written subsequent to December 31, 2015. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts, the length of time a loan remains delinquent before a claim is received and local market conditions. For information about our primary average claim paid, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Net Losses and LAE Paid,” in Item 7.

Net losses paid and primary losses paid for the top 15 jurisdictions and all other jurisdictions for 2020 and 2019 appear in tables found in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Net Losses and LAE Paid,” in Item 7.

Loss Mitigation. Before paying a claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. Our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In each of 2020 and 2019, curtailments reduced our average claim paid by approximately 3.6% and 5.0%, respectively.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims as “rescissions” and variations of this term. The circumstances in which we are entitled to rescind coverage narrowed under more restrictive policy terms beginning in 2012. As a result of revised PMIERs requirements, we have revised our master policy effective for new insurance written beginning March 1, 2020. Our ability to rescind insurance coverage has become further limited for insurance we write under the new master policy, potentially resulting in higher losses than would be the case under our previous master policies. In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. We do not expect future rescissions will be a significant portion of the claims we resolve over the next few years.

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

We are currently involved in discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $40 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

MGIC Investment Corporation 2020 Form 10-K | 20

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Loss Reserves. A significant period of time typically elapses between the time when a borrower becomes delinquent on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the delinquency to us, the acquisition of the property by the lender (typically through foreclosure) or the sale of the property with our approval, and the eventual payment of the claim related to the uncured delinquency or a rescission. To recognize the estimated liability for losses related to outstanding reported delinquencies, we establish loss reserves by estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss reserve estimates are established based upon historical experience, including rescission and curtailment activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish case reserves for future claims on insured loans that are not currently delinquent.

We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from delinquencies that have occurred, but have not yet been reported to us (IBNR).

Our reserving process bases our estimates of future events on our past experience. For further information about our loss reserving methodology, refer to “Management’s Discussion and Analysis – Critical Accounting Policies,” in Item 7. Estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or to a similar degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods,” and “Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.”

Our losses incurred were $364.8 million in 2020, compared to $118.6 million and $36.6 million in 2019 and 2018, respectively. Our losses incurred in 2020 were above the levels of the other years shown as a result of losses stemming from the COVID-19 pandemic. For information about losses incurred from 2018 to 2020, including the amounts of losses incurred that are associated with delinquency notices received in the reporting year compared to losses incurred associated with delinquency notices received in prior years, see Note 8 – "Loss Reserves" to our consolidated financial statements in Item 8.
D. Reinsurance Agreements
We have in place quota share reinsurance ("QSR") and excess of loss reinsurance ("XOL") transactions providing various amounts of coverage on 88% of our risk in force as of December 31, 2020. These transactions allow us to better manage our risk profile and because they reduce the amount of capital we are required to hold to comply with insurance regulatory requirements and the requirements of the GSEs' PMIERs, they provide an alternative source of capital.

Quota Share Transactions. At December 31, 2020 and 2019, approximately 76% and 79%, respectively, of our IIF was subject to quota share reinsurance ("QSR") transactions. In 2020 and 2019, approximately 74% and 82%, respectively, of our NIW was subject to QSR transactions.
Our QSR transactions are with unaffiliated reinsurers and cover a percentage of most of our insurance written from 2013 through 2022, and a smaller percentage of our insurance written prior to 2013 and from 2023 through 2025. The weighted average coverage percentage of our QSR transactions was 23%, based on risk in force as of December 31, 2020.

The structure of the QSR transactions is a quota share of various percentages of the policies covered, with a ceding commission and a profit commission. Generally, under the transactions, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below various percentages, depending upon the transaction.

Excess of Loss Transactions. Our XOL transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). Considering the transaction we entered into in February 2021, our XOL transactions provide XOL reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from July 1, 2016 through March 31, 2019 and January 1, 2020 through December 31, 2020, all dates inclusive.

For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses, and the special purpose insurer will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses in excess of the outstanding reinsurance coverage amount. The aggregate XOL reinsurance coverage decreases over a period of either 10 of 12.5 years, depending on the transaction, subject to certain conditions, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid. The special purpose insurers financed the coverages with the proceeds of the ILNs in an aggregate amount equal to the initial reinsurance coverage amounts. The ILNs are non-recourse to any of our assets. The proceeds of the ILNs, which were deposited into reinsurance trusts for our benefit, will be the source of reinsurance claim payments to us and principal repayments on the ILNs.
Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it reduces the amount of capital we are required to retain against potential future losses for PMIERs, rating agency and insurance regulatory purposes. The calculated credit for XOL reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. The total credit for risk ceded under our reinsurance transactions is subject to a modest reduction and is subject to periodic review by the GSEs.

For further information about our reinsurance agreements, including the Company's early termination rights, see Note 9 – “Reinsurance,” to our consolidated financial statements in Item 8, and our risk factor titled "Reinsurance may not always be available or affordable" in Item 1A.

MGIC Investment Corporation 2020 Form 10-K | 21

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

E. Investment Portfolio
POLICY AND STRATEGY
At December 31, 2020, the fair value of our investment portfolio was approximately $6.7 billion. In addition, at December 31, 2020, our total assets included approximately $288 million of cash and cash equivalents. At December 31, 2020, approximately $847 million of investments and cash and cash equivalents was held by our parent company, and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2020, approximately 96% of our investment portfolio (excluding cash and cash equivalents) was managed by two external investment managers, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

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

Our investment policies in effect at December 31, 2020 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. They also limit the amount of investment in foreign governments and foreign domiciled securities and in any individual foreign country. In addition, the guidelines require the portfolio to carry a weighted average credit quality of at least an "A" rating.

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
(1)As used with respect to our investment portfolio, U.S. government agencies include all GSEs and Federal Home Loan Banks.
(2)For the holding company, individual securities with a rating of "AA" or "AAA" may represent a maximum 10% of the portfolio market value and individual securities with a rating of "BBB" or "A" may represent a maximum 5%.
(3)For the holding company, there is no maximum aggregate limit for foreign government or foreign domiciled securities.

For information about the credit ratings of securities in our investment portfolio, see "Balance Sheet Review" in Item 7.

Investment Operations
At December 31, 2020, the sectors represented in our investment portfolio were as shown in the table below:

Investment portfolio - sectors

Percentage of Portfolio’s Fair Value
1. Corporate	43%
2. Tax-Exempt Municipals	17%
3. Taxable Municipals	16%
4. Asset-Backed	13%
5. U.S. government and agency debt	5%
6. GNMA and other agency mortgage-backed securities	6%
100%

We had no derivative financial instruments in our investment portfolio. Securities with stated maturities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 6%, 31%, 21% and 23%, respectively, of the total fair value of our fixed income investment securities. Asset-backed and mortgage-backed securities are not included in these maturity categories as the expected maturities may be different from the stated maturities depending upon the periodic payments during the life of the security. Asset-backed securities represent 13% of the investment portfolio (CLOs represent 5%, CMBS represent 5% and other asset-backed securities represent 3%). GNMA and other agency mortgage-backed securities represent 6% of the investment portfolio. Our pre-tax yield was 2.6%, 3.1%, and 3.1% for 2020, 2019, and 2018, respectively, and our after-tax yield was 2.1%, 2.5%, and 2.6% for 2020, 2019, and 2018, respectively.

MGIC Investment Corporation 2020 Form 10-K | 22

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Our ten largest holdings at December 31, 2020 appear in the table below:

Investment portfolio - ten largest holdings

Fair Value (In thousands)
1. New York St Dorm Auth Rev	$86,876
2. Citibank NA/Citigroup	61,898
3. Bank of America Corp	60,008
4. JP Morgan Chase	51,020
5. Morgan Stanley	46,770
6. Chicago Airport Rev	44,214
7. Pennsylvania St Turnpike Comm	43,734
8. Wells Fargo & Company	39,018
9. Met Life Global Funding	37,748
10. New York NY City Transitional	37,384
$508,670

Note: This table excludes securities issued by the U.S. government or U.S. government agencies.

For further information concerning investment operations, see Note 5 – “Investments,” to our consolidated financial statements in Item 8.

F. Regulation
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

In general, regulation of our subsidiaries’ businesses relates to:
•minimum capital levels and adequacy ratios;
•requirements regarding contingency reserves;
•premium rates and discrimination in pricing;
•licenses to transact businesses;
•policy forms;
•insurable loans;
•annual and other reports on financial condition;
•the basis upon which assets and liabilities must be stated;
•reinsurance requirements;
•limitations on the types of investment instruments which may be held in an investment portfolio;
•privacy;
•deposits of securities;
•transactions among affiliates;
•restrictions on transactions that have the effect of inducing lenders to place business with the insurer;
•cybersecurity;
•limits on dividends payable (for a description of limits on dividends payable to us from MGIC, see Note 14 – “Statutory Information,” to our consolidated financial statements in Item 8);
•suitability of officers and directors; and
•claims handling.

Wisconsin, our domiciliary state, has adopted the Risk Management and Own Risk and Solvency Assessment Act, which requires, among other things, that we conduct an Own Risk and Solvency Assessment ("ORSA"), at least annually, to assess the material risks associated with our business and our current and estimated projected future solvency position; and maintain a risk management framework to assess, monitor, manage and report on material risks. Wisconsin has also adopted the annual enterprise risk reporting and "Corporate Governance Disclosure" requirements of the NAIC Model Act.

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

At December 31, 2020, MGIC’s risk-to-capital ratio was 9.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.2 billion above the required MPP of $1.7 billion.

The NAIC previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements. See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, for information about regulations governing our capital adequacy and our expectations regarding our future capital position. See "Management's Discussion and Analysis – Liquidity and Capital Resources – Capital Adequacy" in Item 7 for information about our current capital position.

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

MGIC Investment Corporation 2020 Form 10-K | 23

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

For further information, see Note 14 – “Statutory Information,” to our consolidated financial statements in Item 8.

Mortgage insurance premium rates are subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators.

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

Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the OCI. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC is licensed require notification to the state’s insurance department a specified time before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. For further information about regulatory proceedings applicable to us and our industry, see “We are subject to comprehensive regulation and other requirements, which we may fail to satisfy” in Item 1A.

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to time. Based on our interpretation of the financial requirements of the PMIERs, as of December 31, 2020, MGIC’s Available Assets totaled $5.3 billion, or $1.8 billion in excess of its Minimum Required Assets. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change, including through administrative action, in ways that have a material adverse effect on us and that the charters of the GSEs are changed by new federal legislation. For more information about the business practices of the GSEs that impact our business, see our risk factor titled "Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses" in Item 1A

Indirect Regulation
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

Mortgage insurance generally may be considered to be a “settlement service” for purposes of RESPA under applicable regulations. Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any “thing of value” pursuant to an agreement or understanding to refer settlement services.

HOPA provides for the automatic termination, or cancellation upon a borrower’s request, of private mortgage insurance upon satisfaction of certain conditions. For more information, see "Our Products and Services" in Item 1.B.

FCRA imposes restrictions on the permissible use of credit report information. FCRA has been interpreted by some Federal Trade Commission staff and federal courts to require mortgage insurance companies to provide “adverse action” notices to consumers in the event an application for mortgage insurance is declined or offered at less than the best available rate for the loan program applied for on the basis of a review of the consumer’s credit.

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

Lenders are subject to various laws, including the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, TILA, FCRA, the Gramm-Leach-Bliley

MGIC Investment Corporation 2020 Form 10-K | 24

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Act, and the Fair Housing Act, and Fannie Mae and Freddie Mac are subject to various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons, or in targeted areas.

There can be no assurance that other federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry.

G. Human Capital

Demographics (as of December 31, 2020)

Number of Co-Workers	739 *
Average Tenure	14 years
Percent Female	61%
Percent Persons of Color	15%
Turnover Rate	9%
Average Age	49
*The number of co-workers does not include “on-call” co-workers. The number of “on-call” co-workers can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” co-workers has ranged from fewer than 40 to more than 110.

Diversity & Inclusion
MGIC strives to create an employee experience that attracts, develops and retains the right talent by emphasizing engagement, diversity, inclusion and collaboration. An important element in fostering this experience is the strength of our business resource group, referred to as IDEAL, which stands for Inclusion and Diversity Encourage Authentic Leadership. Approximately 46 percent of our home office co-workers are actively involved. The BRG hosted numerous events in 2020, including speaker engagements and networking opportunities. While 2020 presented challenges to stay connected, the company increased channels of communication and connection to address social matters within the country. Specifically, messaging from the CEO and facilitated training through video channels focused on addressing bias in the workplace.

Total Rewards
The main objective of MGIC’s total rewards program is to provide a competitive package of benefits and compensation elements that recognize the unique needs of our workforce and their families. All full-time MGIC co-workers are eligible to participate in our health program which includes a comprehensive medical, dental and vision plan. Features of our medical plan include attention to the well-being of our co-workers and their families through our Health Rewards program which encourages annual wellness check-ups. In addition to our attention to the health of our co-workers, we also care about their financial well-being. Through our retirement programs, MGIC currently provides a defined benefit pension plan and a 401(k) defined contribution plan. In addition to a company match in the 401(k) defined contribution plan, MGIC may provide an annual profit-sharing contribution.

Health and Safety
MGIC takes pride in the care and safety of our co-workers. This is evidenced by our response to the COVID-19 pandemic, including:
•Transitioned more than 90% of our workforce to remote work in March 2020;
•Limited access to the home office;
•Relaxed attendance policies to allow co-workers to care for themselves and/or family members;
•Encouraged flexibility during the traditional workday for co-workers with school-age children or other family commitments;
•Increased cleaning protocols within the work site;
•Established screening standards; and
•Implemented protocols to endeavor to identify, track and notify confirmed or possible Covid-19 exposure.
In addition, communication channels have increased with our co-workers to stay connected and assess their needs. Surveys have been used to gather feedback and determine future readiness to return to the home office work site.

Co-Worker Sentiment
To ensure we provide a rich experience for our co-workers, MGIC measures the sentiment of the workforce through an annual engagement survey. In 2020, 89% of co-workers completed the survey. Information gathered from the survey was used to determine areas of strength and opportunity. Insights were shared with our Board of Directors as well as leadership within MGIC in order to create action plans in response to the survey feedback. One action item in particular included the introduction of Listening Sessions facilitated by our CEO. These sessions focused on key areas of strength and opportunity identified by the survey and established the backdrop for gathering additional feedback in an open and inviting forum for various co-workers across MGIC. As these sessions continue to occur, insights are leading to further actions based on the voice of our co-workers.

H. Website Access
We make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after we electronically file these materials with the SEC. The reports and amendments are accessible at the “Reports & Filings” link on our website (http://mtg.mgic.com). The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

MGIC Investment Corporation 2020 Form 10-K | 25

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
The COVID-19 pandemic had a material impact on our 2020 financial results. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the level of unemployment, and the impact of government initiatives and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19.

The COVID-19 pandemic may continue to impact our business in various ways, including the following, each of which is described in more detail in the remainder of these risk factors:
•Our incurred losses will increase if the number of insured mortgages in our delinquency inventory increases. We establish reserves for insurance losses when delinquency notices are received on loans that are two or more payments past due and for loans we estimate are delinquent prior to the close of the accounting period but for which delinquency notices have not yet been reported to us (this is often referred to as “IBNR”).
•We may be required to maintain more capital under the private mortgage insurer eligibility requirements ("PMIERs") of the GSEs, which generally require more capital to be held for delinquent loans than for performing loans and require more capital to be held as the number of payments missed on delinquent loans increases.
•If the number of delinquencies increases, the number of claims that we must pay over time generally increases. In addition, our current estimates of the number of delinquencies for which we will receive claims, and the amount, or severity, of each claim, may increase.
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
Losses result from events that reduce a borrower’s ability or willingness to make mortgage payments, such as unemployment, health issues, family status, and whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect home prices, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home. Home prices may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.
The unemployment rate rose from 3.5% as of December 31, 2019, to 14.7% as of April 30, 2020. It was 6.7% as of December 31, 2020. High levels of unemployment may result in an increasing number of loans in our delinquency inventory and an increasing number of insurance claims; however, the increases are difficult to predict given the uncertainty in the current market environment, including uncertainty about the length and severity of the COVID-19 pandemic; the length of time that measures intended to reduce the transmission of COVID-19 remain in place; effects of forbearance programs enacted by the GSEs, various states and

MGIC Investment Corporation 2020 Form 10-K | 26

municipalities; and effects of past and future government stimulus programs. Current programs include, among others:
•Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic.
•Additional cash payments to individuals provided for in the Consolidated Appropriations Act signed into law in December 2020.
•For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions until at least March 31, 2021, on mortgages purchased or securitized by the GSEs.
•Enhanced unemployment payments for pay periods between December 26, 2020 and March 14, 2021.
•An extension of the maximum duration for unemployment benefits, generally through March 14, 2021.
•Employee retention tax credits for certain small businesses.
•"Paycheck Protection Program" to provide small businesses with funds to pay certain payroll and other costs.
Forbearance for federally-insured mortgages allows for mortgage payments to be suspended for up to 360 days; an initial forbearance period of up to 180 days and, if requested by the borrower following contact by the servicer, an extension of up to 180 days. The servicer of the loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. In certain circumstances, the servicer will be unable to contact the borrower and the forbearance plan will expire after the first 180-day plan. A delinquent loan for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a delinquent loan in a forbearance plan. For loans in a COVID-19 forbearance plan as of February 28, 2021, the plan may be extended for an additional three months, subject to certain limits.
Of our insurance in force written through the first half of 2020, approximately 10.9% was not delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the Consumer Financial Protection Bureau ("CFPB") requires substantial loss mitigation efforts be made prior to servicers initiating foreclosures, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Of the loans in our delinquency inventory at December 31, 2020, 35,878 were reported to us as in forbearance. Approximately 2,500 loans that had been reported to us as in forbearance as of September 30, 2020, were no longer reported to us as in forbearance as of
December 31, 2020, but remained delinquent. Based on the date each loan in our delinquency inventory was reported to us as being in forbearance, we estimate that during the first two quarters of 2021, 69% of those will reach their twelve-month anniversary of having been in forbearance and, unless their forbearance plans are extended, their forbearance plans may end. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices.
We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.
We must comply with a GSE's PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are generally based on an insurer’s book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements).
Based on our interpretation of the PMIERs, as of December 31, 2020, MGIC’s Available Assets totaled $5.3 billion, or $1.8 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. Our "Minimum Required Assets" reflect a credit for risk ceded under our reinsurance transactions, which are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." The calculated credit for excess of loss reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage, all of which fluctuate over time. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. The total credit for risk ceded under our reinsurance transactions is subject to a modest reduction and is subject to periodic review by the GSEs. There is a risk we will not receive our current level of credit in future periods for ceded risk. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalty.
The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to April 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for

MGIC Investment Corporation 2020 Form 10-K | 27

delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan. As noted above, if a servicer of a loan is unable to contact the borrower prior to the expiration of the first 180-day forbearance plan term, or if the forbearance plan reaches its twelve-month anniversary and is not further extended, the forbearance plan generally will expire. In such case, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable, our Minimum Required Assets will increase and our excess of Available Assets over Minimum Required Assets will decrease. As of December 31, 2020, application of the 70% reduction decreased our Minimum Required Assets from approximately $4.2 billion to approximately $3.5 billion. We do not expect our Minimum Required Assets for the loans in forbearance at December 31, 2020 to increase by the full amount of the reduction upon expiration of the forbearance plans because we expect some loans whose forbearance plans expire to have their delinquencies cured through modification or otherwise.
Despite reducing the Minimum Required Assets for certain delinquent loans by 70%, an increasing number of loan delinquencies caused by the COVID-19 pandemic may cause our Minimum Required Assets to exceed our Available Assets. As of December 31, 2020, there were 57,710 loans in our delinquency inventory, of which 62% were reported to us as being subject to a forbearance plan. We believe substantially all of the reported forbearance plans are COVID-19-related. We are unable to predict the ultimate number of loans that will become delinquent as a result of the COVID-19 pandemic.
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
In November 2020, the Federal Housing Finance Agency (the “FHFA”) adopted a rule containing a risk-based capital framework for the GSEs that will increase their capital requirements, effective on the later of (i) the date of termination of the FHFA’s conservatorship of the applicable GSE; (ii) sixty days after publication of the adopted rule in the Federal Register; or (iii) any later compliance date provided in a consent order or other transition order applicable to a GSE. The increase in capital requirements may ultimately result in an increase in the Minimum Required Assets required to be held by mortgage insurers.
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
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when delinquency notices are received for insured loans that are two or more payments past due and for loans we estimate are delinquent but for which delinquency notices have not yet been received (this is often referred to as “IBNR”). Losses that may occur from loans that are not delinquent are not reflected in our financial statements, except in the case where a premium deficiency exists. A premium deficiency would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As a result, future losses on loans that are not currently delinquent may have a material impact on future results as such losses emerge. As of December 31, 2020, we had established case reserves and reported losses incurred for 57,710 loans in our delinquency inventory and our IBNR reserve totaled $27 million. Though not reflected in our December 31, 2020 financial results, as of January 31, 2021, our delinquency inventory had decreased to 56,315 loans. The number of loans in our delinquency inventory may increase from that level as a result of the COVID-19 pandemic, including as a result of high unemployment associated with initiatives intended to reduce the transmission of COVID-19. As a result, our losses incurred may increase in future periods. The impact of the COVID-19 pandemic on the number of delinquencies and our losses incurred will be influenced by various factors, including those discussed in our risk factor titled "The COVID-19 pandemic may continue to materially impact our financial results and may also materially impact our business, liquidity and financial condition."
Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.
When we establish case reserves, we estimate our ultimate loss on delinquent loans by estimating the number of such loans that

MGIC Investment Corporation 2020 Form 10-K | 28

will result in a claim payment (the "claim rate"), and further estimating the amount of the claim payment (the "claim severity"). Our estimates incorporate anticipated cures, loss mitigation activity, rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Our actual claim payments may be substantially different than our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions, the impact of past and future government initiatives and actions taken by the GSEs to mitigate the economic harm caused by the COVID-19 pandemic (including foreclosure moratoriums and mortgage forbearance and modification programs) and efforts to reduce the transmission of COVID-19, and a change in the length of time loans are delinquent before claims are received. All else being equal, the longer a loan is delinquent before a claim is received, the greater the severity. In light of the uncertainty caused by the COVID-19 pandemic, including the impact of foreclosure moratoriums and forbearance programs, the average time it takes to receive a claim may increase. The change in economic conditions may include changes in unemployment, including prolonged unemployment as a result of the COVID-19 pandemic, which may affect the ability of borrowers to make mortgage payments, and changes in home prices, which may affect the willingness of borrowers to make mortgage payments when the value of the home is below the mortgage balance. The economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions. Information about the geographic dispersion of our insurance in force can be found in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC. Changes to our claim rate and claim severity estimates could have a material impact on our future results, even in a stable economic environment. Losses incurred generally have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate; however, the effects of the COVID-19 pandemic affected this pattern in 2020.
The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
Alternatives to private mortgage insurance include:
•investors using risk mitigation and credit risk transfer techniques other than private mortgage insurance,
•lenders and other investors holding mortgages in portfolio and self-insuring,
•lenders using Federal Housing Administration ("FHA"), U.S. Department of Veterans Affairs ("VA") and other government mortgage insurance programs, and
•lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ("LTV") ratio and a second mortgage with a 10%, 15% or 20% LTV ratio rather than a first mortgage with a 90%, 95% or 100% LTV ratio that has private mortgage insurance.
The GSEs’ charters generally require credit enhancement for a low down payment mortgage loan (a loan in an amount that exceeds 80% of a home’s value) in order for such loan to be eligible for purchase by the GSEs. Private mortgage insurance generally has been purchased by lenders in primary mortgage market transactions to satisfy this credit enhancement requirement. In 2018, the GSEs initiated secondary mortgage market programs with loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers governed by PMIERs, and that are not selected by the lenders. These programs, which currently account for a small percentage of the low down payment market, compete with traditional private mortgage insurance and, due to differences in policy terms, they may offer premium rates that are below prevalent single premium lender-paid mortgage insurance ("LPMI") rates. We participate in these programs from time to time. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” for a discussion of various business practices of the GSEs that may be changed, including through expansion or modification of these programs.
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
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 24.4% in the first three quarters of 2020, 28.2% in 2019 and 30.5% in 2018. In the past ten years, the FHA’s share has been as low as 24.4% (in the first three quarters of 2020) and as high as 64.5% (in 2010). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. The current Presidential Administration appears more likely than the last Administration to reduce the FHA’s mortgage insurance premium rates. Such a rate reduction would negatively impact our NIW; however, given the many factors that influence the FHA's market share, it is difficult to predict the impact. In addition, we cannot predict how the factors that affect the FHA’s share of new insurance written will change in the future.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 30.6% in the first three quarters of 2020, 25.2% in 2019 and 22.9% in 2018. In the past ten years, the VA’s share has been as low as 15.7% (in 2010) and as high as 30.6% (in the first three quarters of 2020). We believe that the VA’s market share has generally been elevated in recent years because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% LTV ratio loans and charges a one-time funding fee that can be included in the loan amount, and

MGIC Investment Corporation 2020 Form 10-K | 29

because eligible borrowers have opted to use the VA program when refinancing their mortgages.
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
•The amount of loan level price adjustments and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require private mortgage insurance. The GSEs announced an adjustment for certain loans, effective December 1, 2020, and the recently adopted GSE capital framework may lead the GSEs to increase their guaranty fees.
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
In 2019, the U.S. Treasury Department ("Treasury") released the “Treasury Housing Reform Plan” (the "Plan"). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending the conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage ("QM") rule of the CFPB, transferring risk to the private sector, and eliminating the "GSE Patch" (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. The GSE capital framework adopted in November 2020 establishes a post-conservatorship regulatory capital framework intended to ensure that the GSEs operate in a safe and sound manner. In January 2021, the GSEs' Preferred Stock Purchase Agreements ("PSPAs") were amended to allow the GSEs to continue to retain earnings until they satisfy the requirements of the 2020 GSE capital framework. In addition, a proposed rule issued by the FHFA in December 2020 would require minimum funding requirements and new liquidity standards. The impact of the Plan on private mortgage insurance is unclear. The Plan does not refer to mortgage insurance explicitly; however, it refers to a requirement for credit enhancement on high LTV ratio loans, which is a requirement of the current GSE charters. The Plan also indicates that the FHFA should continue to support efforts to expand credit risk transfer ("CRT") programs and should encourage the GSEs to continue to engage in a diverse mix of economically sensible CRT programs, including by increasing reliance on institution-level capital (presumably, as distinguished from capital obtained in the capital markets). For more information about CRT programs, see our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."
In December 2020, the CFPB adopted a rule that will eliminate the GSE Patch effective upon the earlier of the GSEs' exit from conservatorship or July 1, 2021. The GSE Patch had expanded the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages did not meet the debt-to-income ("DTI") ratio limit of 43% that was included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. Approximately 20% of our NIW in 2020 was on loans with DTI ratios greater than 43%. However, not all future loans with DTI ratios greater than 43% will be affected by the expiration of the GSE Patch. The new QM definition that

MGIC Investment Corporation 2020 Form 10-K | 30

becomes effective March 1, 2021, continues to require lenders to consider a borrower's DTI ratio; however, it replaces the DTI ratio cap with a pricing threshold that excludes from the definition of QM a loan whose annual percentage rate ("APR") exceeds the average prime offer rate for comparable loans by 2.25 percentage points or more. We believe less than 2% of our 2020 NIW was on loans whose APR exceeded the maximum to qualify as a QM.
Treasury's Plan indicated that the FHFA and the Department of Housing and Urban Development ("HUD") should develop and implement a specific understanding as to the appropriate roles and overlap between the GSEs and FHA, including with respect to the GSEs’ acquisitions of high LTV ratio loans and high DTI ratio loans. In connection with the 2021 amendment to the PSPAs, the GSEs must limit the acquisition of certain loans with multiple higher risk characteristics related to LTV, DTI and credit score, to levels indicated to be their current levels at the time of the amendment.
As a result of the matters referred to above and the change in the Presidential Administration occurring in January 2021, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Many of the proposed changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.
Reinsurance may not always be available or affordable.
We have in place quota share reinsurance ("QSR") and excess of loss reinsurance ("XOL") transactions providing various amounts of coverage on 88% of our risk in force as of December 31, 2020. Our QSR transactions with unaffiliated reinsurers cover most of our insurance written from 2013 through 2022, and smaller portions of our insurance written prior to 2013 and from 2023 through 2025. The weighted average coverage percentage of our QSR transactions was 23%, based on risk in force as of December 31, 2020. Considering the transaction we entered into in February 2021, our XOL transactions provide excess-of-loss reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from July 1, 2016 through March 31, 2019 and January 1, 2020 through December 31, 2020, all dates inclusive. The XOL transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the capital that we are required to hold to support the risk and they allow us to earn higher returns on our business than we would without them. However, reinsurance may not always be available to us or available on similar terms, the quota share reinsurance transactions subject us to counterparty credit risk, and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. If we are unable to obtain reinsurance for NIW, our returns may decrease absent an increase in premium rates. An increase in our premium rates may lead to a decrease in our NIW.
We are subject to comprehensive regulation and other requirements, which we may fail to satisfy.
We are subject to comprehensive regulation, including by state insurance departments. Many regulations are designed for the protection of our insured policyholders and consumers, rather than for the benefit of investors. Mortgage insurers, including MGIC, have in the past been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act ("RESPA"), and the notice provisions of the Fair Credit Reporting Act ("FCRA"). While these proceedings in the aggregate did not result in material liability for MGIC, there can be no assurance that the outcome of future proceedings, if any, under these laws would not have a material adverse effect on us. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act ("ECOA"), FCRA, and other laws. Under ECOA, examination may also be made of whether a mortgage insurer's underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, premium rates and discrimination in pricing, and minimum capital requirements. The increased use, by the private mortgage insurance industry, of risk-based pricing systems that establish premium rates based on more attributes than previously considered may result in increased state and/or federal scrutiny of premium rates. The increased use of algorithms, artificial intelligence and data and analytics in the mortgage insurance industry may also lead to additional regulatory scrutiny related to other matters such as discrimination in pricing and underwriting, data privacy and access to insurance. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be adversely affected if personal information on consumers that we maintain is improperly disclosed; our information technology systems are damaged or their operations are interrupted; or our automated processes do not operate as expected.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.
If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline.
The factors that may affect the volume of low down payment mortgage originations include the health of the U.S. economy, conditions in regional and local economies and the level of consumer confidence; restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues or risk-retention and/or capital requirements affecting lenders; the level

MGIC Investment Corporation 2020 Form 10-K | 31

of home mortgage interest rates; housing affordability; new and existing housing availability; the rate of household formation, which is influenced, in part, by population and immigration trends; homeownership rates; the rate of home price appreciation, which in times of heavy refinancing can affect whether refinanced loans have LTV ratios that require private mortgage insurance; and government housing policy encouraging loans to first-time homebuyers.
A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance and limit our NIW. The COVID-19 pandemic, including the related restrictions on business in many parts of the U.S., its effect on unemployment and consumer confidence, and changing underwriting standards may affect the number of purchase mortgage originations. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.”
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
At December 31, 2020, MGIC’s risk-to-capital ratio was 9.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.2 billion above the required MPP of $1.7 billion. At December 31, 2020, the risk-to-capital ratio of our combined insurance operations was 9.1 to 1. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our quota share reinsurance and excess of loss transactions with unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under the State Capital Requirements, MGIC may terminate the reinsurance transactions, without penalty.
The NAIC previously announced plans to revise the State Capital Requirements that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk and minimum capital floors. Currently we believe that the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.
While MGIC currently meets, and expects to continue to meet, the State Capital Requirements of Wisconsin and all other jurisdictions, it could be prevented from writing new business in the future in all jurisdictions if it fails to meet the State Capital Requirements of Wisconsin, or it could be prevented from writing new business in a particular jurisdiction if it fails to meet the State Capital Requirements of that jurisdiction, and in each case if MGIC does not obtain a waiver of such requirements. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in a particular jurisdiction, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the State Capital Requirements or the PMIERs may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses.” A possible future failure by MGIC to meet the State Capital Requirements or the PMIERs will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, you should read the rest of these risk factors for information about matters that could negatively affect MGIC’s compliance with State Capital Requirements and its claims paying resources, including the effects of the COVID-19 pandemic.
We are susceptible to disruptions in the servicing of mortgage loans that we insure and we rely on third-party reporting for information regarding the mortgage loans we insure.
We depend on reliable, consistent third-party servicing of the loans that we insure. An increase in delinquent loans, including as a result of the COVID-19 pandemic, may result in liquidity issues and operational burdens for servicers. When a mortgage loan that is collateral for a mortgage backed security ("MBS") becomes delinquent, the servicer is usually required to continue to pay principal and interest to the MBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues for especially non-bank servicers (who service approximately 42.1% of the loans underlying our insurance in force as of December 31, 2020) because they do not have the same sources of liquidity that bank servicers have.
While there has been no disruption in our premium receipts through the end of December 2020, servicers who experience future liquidity issues may be less likely to advance premiums to us on policies covering delinquent loans or to remit premiums on policies covering loans that are not delinquent. Our policies allow us to cancel coverage on loans that are not delinquent if the premiums are not paid within a grace period. However, in response to the COVID-19 pandemic, many states have enacted moratoriums on the cancellation of insurance due to non-payment. The specific provisions of the moratoriums vary from state-to-state. In addition, the GSEs amended the PMIERs to

MGIC Investment Corporation 2020 Form 10-K | 32

require that mortgage insurers notify the GSEs before coverage is cancelled in specific circumstances and to give the GSEs the opportunity to pay the premium on behalf of the servicer to keep coverage in force.
The increased operational burdens associated with the current numbers of delinquent loans and the potential increase in delinquent loans caused by the COVID-19 pandemic, as well as the possible transfer of servicing resulting from liquidity issues, may cause a disruption in the servicing of delinquent loans and reduce servicers’ abilities to undertake mitigation efforts that could help limit our losses.
The information presented in this report and on our website with respect to the mortgage loans we insure is based on information reported to us by third parties, including the servicers and originators of the mortgage loans, and information presented may be subject to lapses or inaccuracies in reporting from such third parties. In many cases, we may not be aware that information reported to us is incorrect until such time as a claim is made against us under the relevant insurance policy. We do not receive monthly information from servicers for single premium policies, and may not be aware that the mortgage loans insured by such policies have been repaid. We periodically attempt to determine if coverage is still in force on such policies by asking the last servicer of record or through the periodic reconciliation of loan information with certain servicers. It may be possible that our reports continue to reflect, as active, policies on mortgage loans that have been repaid.
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
Our persistency rate was 60.5% at December 31, 2020, 75.8% at December 31, 2019 and 81.7% at December 31, 2018. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Our persistency rate is also affected by the mortgage insurance cancellation policies of mortgage investors along with the current value of the homes underlying the mortgages in the insurance in force.
Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.
Pandemics and other natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires and floods, or other events related to changing climatic conditions, could trigger an economic downturn in the affected areas, or in areas with similar risks, which could result in a decline in our business and an increased claim rate on policies in those areas. Natural disasters and rising sea levels could lead to a decrease in home prices in the affected areas, or in areas with similar risks, which could result in an increase in claim severity on policies in those areas. In addition, the inability of a borrower to obtain hazard insurance, or the increased cost of hazard insurance, could lead to an increase in defaults or a decrease in home prices in the affected areas. If we were to attempt to limit our new insurance written in disaster-prone areas, lenders may be unwilling to procure insurance from us anywhere.
Pandemics and other natural disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with the financial requirements of the PMIERs.
The PMIERs require us to maintain significantly more "Minimum Required Assets" for delinquent loans than for performing loans; however, the increase in Minimum Required Assets is not as great for certain delinquent loans in areas that the Federal Emergency Management Agency has declared major disaster areas and for certain loans whose borrowers have been affected by COVID-19. An increase in delinquency notices resulting from a pandemic, such as the COVID-19 pandemic, or other natural disaster may result in an increase in "Minimum Required Assets" and a decrease in the level of our excess "Available Assets" which is discussed in our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."
Risk Factors Relating to Our Business Generally
The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.
We set premiums at the time a policy is issued based on our expectations regarding likely performance of the insured risks over the long term. Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. Our premiums are subject to approval by state regulatory agencies, which can delay or limit our ability to increase premiums on future policies. In addition, our customized rate plans may delay our ability to increase premiums on future policies covered by such plans. The premiums we charge, the investment income we earn and the amount of reinsurance we carry may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims,

MGIC Investment Corporation 2020 Form 10-K | 33

compared to what we anticipated when we set the premiums, could adversely affect our results of operations or financial condition. Our premium rates are also based in part on the amount of capital we are required to hold against the insured risk. If the amount of capital we are required to hold increases from the amount we were required to hold when we set the premiums, our returns may be lower than we assumed. For a discussion of the effect of the COVID-19 pandemic on the amount of capital we are required to hold, see our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."
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

In recent years, much of the competition in the industry has centered on pricing practices which have included: (a) decreased use of standard rate cards; and (b) increased use of (i) "risk-based pricing systems" that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans, both of which typically have rates lower than the standard rate card. While our increased use of reinsurance over the past several years has helped to mitigate the negative effect of declining premium rates on our returns, refer to our risk factor titled "Reinsurance may not always be available or affordable" for a discussion of the risks associated with the availability of reinsurance.
The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Regarding the concentration of our new business, our top ten customers accounted for approximately 41% and 24% of our NIW, in each of 2020 and 2019, respectively.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Premium rates on NIW will change our premium yield (net premiums earned divided by the average insurance in force) over time as older insurance policies run off and new insurance policies with different premium rates are written.
Certain of our competitors have access to capital at a lower cost than we do (including, through off-shore reinsurance vehicles, which are tax-advantaged). As a result, they may be able to achieve higher after-tax rates of return on their NIW compared to us, which could allow them to leverage reduced premium rates to gain market share, and they may be better positioned to compete outside of traditional mortgage insurance, including by participating in alternative forms of credit enhancement pursued by the GSEs discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."
Although the current PMIERs of the GSEs do not require an insurer to maintain minimum financial strength ratings, our financial strength ratings can affect us in the ways set forth below. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our insurance subsidiaries, our future new insurance written could be negatively affected.
•A downgrade in our financial strength ratings could result in increased scrutiny of our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW. In 2020, Standard and Poor's revised its outlook, to "negative," for MGIC and other U.S. mortgage insurers due to the risks associated with the COVID-19 pandemic, and A.M. Best revised its outlook for the U.S. Private Mortgage Insurers market segment to "negative," but has since reaffirmed MGIC's rating with no change.
•Our ability to participate in the non-GSE residential mortgage-backed securities market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from A.M. Best is A- (with a stable outlook), from Moody’s is Baa1 (with a stable outlook) and from Standard & Poor’s is BBB+ (with a negative outlook).
•Financial strength ratings may also play a greater role if the GSEs no longer operate in their current capacities, for example, due to legislative or regulatory action. In addition, although the PMIERs do not require minimum financial strength ratings, the GSEs consider financial strength ratings to be important when using forms of credit enhancement other than traditional mortgage insurance, as discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance." The final GSE capital framework provides more capital credit for transactions with higher rated counterparties, as well as those who are diversified. Although we are currently unaware of a direct impact on MGIC, this could potentially become a competitive disadvantage in the future.

MGIC Investment Corporation 2020 Form 10-K | 34

We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2020 and 2019, curtailments reduced our average claim paid by approximately 3.6% and 5.0%, respectively. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.
When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings. Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is reasonably possible that, when resolved, we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $40 million. This estimate of maximum exposure is based on currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.
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
Our enterprise risk management program, described in "Business - Our Products and Services - Risk Management" in Item 1 of our
Annual Report on Form 10-K for the year ended December 31, 2020, may not be effective in identifying, or adequate in controlling or mitigating, the risks we face in our business.
We employ proprietary and third party models to project returns, price products (including through our risk-based pricing system), determine the techniques used to underwrite insurance, estimate reserves, generate projections used to estimate future pre-tax income and to evaluate loss recognition testing, evaluate risk, determine internal capital requirements, perform stress testing, and for other uses. These models rely on estimates and projections that are inherently uncertain and may not operate as intended, especially in unprecedented circumstances such as those surrounding the COVID-19 pandemic, or with respect to emerging risks, such as changing climatic conditions. In addition, from time to time we seek to improve certain models, and the conversion process may result in material changes to assumptions, including those about returns and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations may not be correct, and the controls we have in place to mitigate that risk may not be effective in all cases. The risks related to our models may increase when we change assumptions and/or methodologies, or when we add or change modeling platforms. We have enhanced, and we intend to continue to enhance, our modeling capabilities. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.
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
In response to the COVID-19 pandemic, the Company activated its business continuity program by transitioning to a virtual workforce model with certain essential activities supported by limited staff in controlled office environments. This transition was made to responsibly provide for the safety of employees and to continue to serve customers across our businesses. We have established a temporary succession plan for each of our key executives, should an executive be unable to perform his or her duties due to a COVID-19 related illness; however, it is uncertain

MGIC Investment Corporation 2020 Form 10-K | 35

what impact COVID-19-related illnesses may have on our operations in the future.
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
The percentage of our NIW from all single-premium policies was 9% in 2020 and 16% in 2019, and has ranged from approximately 9% in 2020 to 19% in 2017. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
As discussed in our risk factor titled "Reinsurance may not always be available or affordable," we have in place various QSR transactions. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses. We also have in place various excess-of-loss ("XOL") reinsurance transactions, under which we cede premiums. Under the XOL reinsurance transactions, for the respective reinsurance coverage periods, we retain the first layer of aggregate losses, and a special purpose entity provides second layer coverage up to the outstanding reinsurance coverage amount.
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
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of December 31, 2020, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (14.7%), mortgages with borrowers having FICO scores below 680 (9.2%), including those with borrowers having FICO scores of 620-679 (7.8%), mortgages with limited underwriting, including limited borrower documentation (1.3%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.5%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 2.7% of our primary risk in force as of December 31, 2020, and less than one percent of our NIW in 2020 and 1.0% of our NIW in 2019.
From time to time, we change the processes we use to underwrite loans. For example, we may rely on information provided to us by a lender that was obtained from certain of the GSEs’ automated appraisal and income verification tools. Those tools may produce results that differ from the results that would have determined using different methods. For example, the appraisal tools may indicate property values that differ from the values that would have been determined by onsite appraisals. In addition, we continue to further automate our underwriting processes. It is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes.
Approximately 70.2% of our 2020 NIW (by risk written) was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
The widespread use of risk-based pricing systems by the private mortgage insurance industry (discussed in our risk factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses") makes it more difficult to compare our

MGIC Investment Corporation 2020 Form 10-K | 36

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
At December 31, 2020, we had approximately $847 million in cash and investments at our holding company and our holding company’s debt obligations were $1.1 billion in aggregate principal amount, consisting of $242 million of 5.75% Senior Notes due in 2023 ("5.75% Notes"), $650 million of 5.25% Senior Notes due 2028 (the 5.25% Notes), and $209 million of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures"). Annual debt service on the 5.75% Notes, 5.25% Notes and 9% Debentures outstanding as of December 31, 2020, is approximately $67 million.
The 5.75% Senior Notes, 5.25% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. In addition, through June 30, 2021, dividends paid by MGIC to our holding company require GSE approval. MGIC is the principal source of dividends, and in the first quarter of 2020 and in the full year 2019, it paid a total of $390 million and $280 million, respectively, in dividends of cash and investments to our holding company. We ask the OCI not to object before MGIC pays dividends and, due to the uncertainty surrounding the COVID-19 pandemic, MGIC did not pay a dividend of cash and/or investment securities to the holding company after the first quarter of 2020; however, in the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the 9% Debentures, with a fair value of $167 million. Future dividend payments from MGIC to the holding company will be determined on a quarterly basis in consultation with the board of directors, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business.
In the third quarter of 2020, we issued the 5.25% Senior Notes and used a portion of the proceeds to repurchase $183 million of our 5.75% Senior Notes and $48 million of our 9% Debentures. We may, from time to time, repurchase our debt obligations on the open market (including through 10b5-1 plans) or through privately negotiated transactions.
In the first quarter of 2020 and in 2019, we repurchased approximately 9.6 million and 8.7 million shares of our common stock, respectively, using approximately $120 million and $114 million of holding company resources, respectively. As of December 31, 2020, we had $291 million of authorization remaining to repurchase our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases, but may resume them in the future. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
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
At December 31, 2020, we had outstanding $209 million principal amount of 9% Debentures. The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at a conversion rate, which is subject to adjustment, of 75.5932 common shares per $1,000 principal amount of debentures. This represents a conversion price of approximately $13.23 per share. The payment of dividends by our holding company results in an adjustment to the conversion rate and price, with such adjustment generally deferred until the end of the year.
We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.20 for at least 20 of the 30 trading days preceding notice of the redemption. We have the right, and may elect, to defer interest payable under the 9% Debentures in the future. If a holder elects to convert its 9% Debentures, the interest that has been deferred on the 9% Debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the

MGIC Investment Corporation 2020 Form 10-K | 37

shares issuable upon a conversion of the debentures. For more information about the 9% Debentures, including additional requirements resulting from the deferral of interest, see Note 7 – “Debt” to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 4 – “Earnings Per Share” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. As noted above, in the first quarter of 2020 and in 2019, we repurchased shares of our common stock and may do so again in the future. In addition, in the third quarter of 2020, we repurchased a portion of our debt obligations, and may do so again in the future.
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
As part of our business, we maintain large amounts of personal information of consumers. Federal and state laws designed to promote the protection of such information require businesses that collect or maintain consumer information to adopt information security programs, and to notify individuals, and in some jurisdictions, regulatory authorities, of security breaches involving personally identifiable information. Those laws may require free credit monitoring services to be provided to individuals affected by security breaches. While we believe we have appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or employees, will not occur. Unauthorized disclosure could adversely affect our reputation, result in a loss of business and expose us to material claims for damages.
We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by third-party cyber-attacks. Due to our reliance on information technology systems, including ours and those of our customers and third-party service providers, their damage or interruption could severely disrupt our operations, which could have a material adverse effect on our business, business prospects and results of operations.
In response to the COVID-19 pandemic, the Company activated its business continuity program by transitioning to a virtual workforce model with certain essential activities supported by limited staff in controlled office environments. While we continue to maintain our full operations, the virtual workforce model may be more vulnerable to security breaches, damage or disruption.
We are in the process of upgrading certain of our information systems, and transforming and automating certain of our business processes, that have been in place for a number of years and we continue to deploy and enhance our risk-based pricing system. The implementation of these technological and business process improvements, as well as their integration with customer and third-party systems when applicable, is complex, expensive and time consuming. If we fail to timely and successfully implement and integrate the new technology systems, if the third party providers to which we are becoming increasingly reliant do not perform as expected, or if the systems and/or transformed and automated business processes do not operate as expected, it could have an adverse impact on our business, business prospects and results of operations.
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

MGIC Investment Corporation 2020 Form 10-K | 38

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
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it would no longer compel banks to submit rate quotations required to calculate LIBOR. However, in December 2020, ICE Benchmark Administration, the administrator of LIBOR, began consulting on its intention to cease publishing after 2021, with respect to USD LIBOR, only the one-week and two-month tenors and, on June 30, 2023, all other USD LIBOR tenors. Efforts are underway to identify and transition to a set of alternative reference rates. The set of alternative rates includes the Secured Overnight Financing Rate (“SOFR”), which the Federal Reserve Bank of New York began publishing in 2018. Because SOFR is calculated based on different criteria than LIBOR, SOFR and LIBOR may diverge.
While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition. We have three primary types of transactions that involve financial instruments referencing LIBOR. First, as of December 31, 2020, approximately 5% of the fair value of our investment portfolio consisted of securities referencing LIBOR, none of which reference one-week and two-month tenors. Second, as of December 31, 2020, approximately $1 billion of our risk in force was on adjustable rate mortgages whose interest is referenced to one-month USD LIBOR. A change in reference rate associated with these loans may affect their principal balance, which may affect our risk-in-force and the amount of Minimum Required Assets we are required to maintain under PMIERs. A change in reference rate may also affect the amount of principal and/or accrued interest we are required to pay in the event of a claim payment. Third, we enter into reinsurance agreements under which our premiums are determined, in part, by the difference between interest payable on the reinsurers’ notes which reference one-month USD LIBOR and earnings from a pool of securities receiving interest that may reference LIBOR (in 2020, our total premiums on such transactions were approximately $20.8 million).

MGIC Investment Corporation 2020 Form 10-K | 39

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2020, we had one office space lease in the United States which expires in 2021 and which requires monthly rental payments that in the aggregate are immaterial.

We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.

Item 3. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, see Note 17 – "Litigation and Contingencies" to our consolidated financial statements in Item 8.

Item 4. Mine Safety Disclosures
Not Applicable.

MGIC Investment Corporation 2020 Form 10-K | 40

Information About Our Executive Officers
Certain information with respect to our executive officers as of February 20, 2021 is set forth below:

Executive officers of the registrant

Name and Age	Title
Timothy J. Mattke, 45	Chief Executive Officer and Director of MGIC Investment Corporation and MGIC
Salvatore A. Miosi, 54	President and Chief Operating Officer of MGIC Investment Corporation and MGIC
Nathan H. Colson, 37	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC
James J. Hughes, 58	Executive Vice President – Sales and Business Development of MGIC
Paula C. Maggio, 52	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC
Steven M. Thompson, 58	Executive Vice President and Chief Risk Officer of MGIC
Robert J. Candelmo, 57	Senior Vice President and Chief Information Officer of MGIC

Mr. Mattke has served as our Chief Executive Officer since 2019. Before then, he had been the Company’s Chief Financial Officer from 2014 to 2019, and its Controller from 2009 to 2014. He joined the Company in 2006. Prior to his becoming Controller, he was Assistant Controller of MGIC beginning in 2007 and prior to that was a manager in MGIC’s accounting department.  Before joining MGIC, Mr. Mattke was with PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm.

Mr. Miosi has served as our President and Chief Operating Officer since 2019. Before then, he had been Executive Vice President – Business Strategy and Operations since 2017. He served as Senior Vice President – Business Strategy and Operations of MGIC from 2015 to 2017, and Vice President – Marketing from 2004 to 2015. Mr. Miosi joined the company in 1988 and has also held a variety of leadership positions in the operations, technology and marketing divisions.

Mr. Colson has served as our Executive Vice President and Chief Financial Officer since 2019. Before then, he had been MGIC's Vice President – Finance during 2019 and its Assistant Treasurer from 2016 to 2019. He joined MGIC in 2014 and prior to becoming Assistant Treasurer, he held positions in its Risk Management Department. Before joining MGIC, Mr. Colson was with PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm.

Mr. Hughes has served as Executive Vice President – Sales and Business Development of MGIC since 2017. He served as Senior Vice President – Sales and Business Development of MGIC from 2015 to 2017, and Vice President, Managing Director in the sales area from 2001 to 2015. He joined MGIC in 1987 and prior to becoming Vice President, Managing Director, he had been an Account Manager and a Sales Manager.

Ms. Maggio joined the Company in 2018 and has served as Executive Vice President, General Counsel and Secretary since then. Prior to joining the Company, Ms. Maggio had been Executive Vice President, General Counsel and Secretary of Retail Properties of America, Inc. from 2016 to 2018, Executive Vice President, General Counsel and Secretary of Strategic Hotels & Resorts, Inc. (SHR) from 2012 to 2015, and in various other leadership roles with SHR since joining that firm in 2000. Prior to joining SHR, Ms. Maggio had been in private legal practice from 1994-2000.

Mr. Thompson has served as MGIC's Executive Vice President and Chief Risk Officer since 2019. Before then, he had been Interim Chief Risk Officer during 2019, and Vice President Credit Policy and Pricing from 2016 to 2019. He joined MGIC in 1998 and prior to being named Vice President Credit Policy and Pricing, he held several management positions in its Risk Management Department, including Vice President – Risk Management from 2000 to 2016.

Mr. Candelmo has served as MGIC's Senior Vice President and Chief Information Officer since 2019. He joined MGIC in 2014 as its Vice President – Chief Technology Officer. Prior to joining MGIC, Mr. Candelmo had been Senior Vice President of Enterprise Information Services with SunTrust Bank since 2008. Prior to joining SunTrust, Mr. Candelmo had held various other leadership roles within the information technology discipline.

MGIC Investment Corporation 2020 Form 10-K | 41

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.”

As of February 19, 2021, the number of shareholders of record was 282 In addition, we estimate there are approximately 40,600 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended December 31, 2020.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2020	October 31, 2020	—	$—	—	$290,818,024
November 1, 2020	November 30, 2020	—	$—	—	$290,818,024
December 1, 2020	December 31, 2020	—	$—	—	$290,818,024
		—	$—	—	$290,818,024

(1) On January 28, 2020, our Board of Directors authorized a share repurchase program under which we may repurchase up to an additional $291 million of our common stock through the end of 2021. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases but may resume in the future.

MGIC Investment Corporation 2020 Form 10-K | 42

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Item 6. Selected Financial Data

Summary of operations
	As of and for the Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018	2017	2016
Revenues:
Net premiums written	$928,742	$1,001,308	$992,262	$997,955	$975,091
Net premiums earned	1,021,943	1,030,988	975,162	934,747	925,226
Investment income, net	154,396	167,045	141,331	120,871	110,666
Realized investment (losses) gains, net including net impairment losses	13,752	5,306	(1,353)	231	8,921
Other revenue	9,055	10,638	8,708	10,205	17,670
Total revenues	1,199,146	1,213,977	1,123,848	1,066,054	1,062,483

Losses and expenses:
Losses incurred, net	364,774	118,575	36,562	53,709	240,157
Underwriting and other expenses	188,778	194,769	190,143	170,749	160,409
Interest expense	59,595	52,656	52,993	57,035	56,672
Loss on debt extinguishment	26,736	—	—	65	90,531
Total losses and expenses	639,883	366,000	279,698	281,558	547,769
Income before tax	559,263	847,977	844,150	784,496	514,714
Provision for income taxes (1)	113,170	174,214	174,053	428,735	172,197
Net income	$446,093	$673,763	$670,097	$355,761	$342,517

Weighted average common shares outstanding	359,293	373,924	386,078	394,766	431,992

Diluted income per share	$1.29	$1.85	$1.78	$0.95	$0.86

Balance sheet data
Total investments	$6,682,911	$5,758,320	$5,159,019	$4,990,561	$4,692,350
Cash and cash equivalents	287,953	161,847	151,892	99,851	155,410
Total assets	7,354,526	6,229,571	5,677,802	5,619,499	5,734,529
Loss reserves	880,537	555,334	674,019	985,635	1,438,813
Short- and long-term debt	1,034,379	575,867	574,713	573,560	572,406
Convertible senior notes	—	—	—	—	349,461
Convertible junior subordinated debentures	208,814	256,872	256,872	256,872	256,872
Shareholders' equity	$4,698,986	4,309,234	3,581,891	3,154,526	2,548,842
Book value per share	$13.88	12.41	10.08	8.51	7.48
(1)In 2017, we remeasured our net deferred tax assets at the lower enacted corporate income tax rate under the Tax Act.

MGIC Investment Corporation 2020 Form 10-K | 43

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Other data

	Years Ended December 31,
	2020	2019	2018	2017	2016
New primary insurance written ($ millions)	$112,113	$63,421	$50,526	$49,123	$47,875
New primary risk written ($ millions)	$26,759	$15,811	$12,657	$12,217	$11,831

IIF (at year-end) ($ millions)
Direct primary IIF	$246,572	$222,295	$209,707	$194,941	$182,040
RIF (at year-end) ($ millions)
Direct primary RIF	$61,812	$57,213	$54,063	$50,319	$47,195
Direct pool RIF
With aggregate loss limits	210	213	228	236	244
Without aggregate loss limits	130	163	191	235	303

Primary loans in default ratios
Policies in force	1,126,079	1,079,578	1,058,292	1,023,951	998,294
Loans in default	57,710	30,028	32,898	46,556	50,282
Percentage of loans in default	5.11%	2.78%	3.11%	4.55%	5.04%

Insurance operating ratios (GAAP)
Loss ratio	35.7%	11.5%	3.7%	5.7%	26.0%
Underwriting Expense ratio	19.2%	18.4%	18.2%	16.0%	15.3%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	9.2:1	9.7:1	9.0:1	9.5:1	10.7:1
Combined insurance companies	9.1:1	9.6:1	9.8:1	10.5:1	12.0:1

MGIC Investment Corporation 2020 Form 10-K | 44

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

The following is a discussion and analysis of the financial conditions and results of operations for the year ended December 31, 2020 and 2019, including comparisons between 2020 and 2019. Comparisons between 2019 and 2018 have been omitted from this Form 10-K, but can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

Through our subsidiary, MGIC, we are a leading provider of PMI in the United States, as measured by $246.6 billion of primary IIF on a consolidated basis at December 31, 2020.

Summary of financial results of MGIC Investment Corporation

	Year Ended December 31,
(in millions, except per share data)	2020	2019	Change
Selected statement of operations data
Net premiums earned	$1,021.9	$1,031.0	(1)%
Investment income, net of expenses	154.4	167.0	(8)%
Losses incurred, net	364.8	118.6	208%
Other operating and underwriting expenses, net	176.4	182.8	(3)%
Income before tax	559.3	848.0	(34)%
Provision for income taxes	113.2	174.2	(35)%
Net income	446.1	673.8	(34)%
Diluted income per share	$1.29	$1.85	(30)%

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$572.8	$842.9	(32)%
Adjusted net operating income	456.8	669.7	(32)%
Adjusted net operating income per diluted share	$1.32	$1.84	(28)%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

MGIC Investment Corporation 2020 Form 10-K | 45

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

SUMMARY OF 2020 FINANCIAL RESULTS
Net income of $446.1 million for 2020 decreased by $227.7 million when compared to the prior year, and diluted income per share of $1.29 decreased by 30% when compared to the prior year. These decreases primarily reflect an increase in losses incurred, a loss on debt extinguishment, a decrease in net premiums earned, and a decrease in investment income, net of expenses. Diluted income per share decreased due to a decline in net income, partially offset by a decrease in the number of diluted weighted average shares outstanding.

Adjusted net operating income for 2020 was $456.8 million (2019: $669.7 million) and adjusted net operating income per diluted share was $1.32 (2019: $1.84). Adjusted net operating income for 2020 included an adjustment for a loss on debt extinguishment and for both 2020 and 2019, included an adjustment for net realized investment gains.

NPE decreased slightly due to lower premium rates on our IIF and a decrease in profit commission from our QSR transactions that was a result of higher ceded losses incurred, partially offset by higher average IIF and an increase in accelerated premiums from single premium policy cancellations.

Net investment income decreased due to lower investment yields, partially offset by an increase in the investment portfolio balance.

Losses incurred, net were $364.8 million, compared to $118.6 million the prior year. The increase reflects an increase in new delinquency notices due to the COVID-19 pandemic and the current macroeconomic environment. The increase in losses incurred was also due to adverse development of $19.6 million in 2020 compared to favorable development of $71.0 million in 2019, which was net of the non-recurring recognition of a probable loss of $23.5 million for litigation of our claims paying practices. In 2020, the COVID-19 pandemic began to affect the U.S. economy and we received new delinquency notices of 106,099 compared to 54,239 for the prior year. This was partially offset by an increase in cures received in latter half of 2020 as the economy improved.

We recorded a $26.7 million loss on debt extinguishment associated with the repurchase of a portion of our 5.75% Notes and our 9% Debentures.

BUSINESS ENVIRONMENT
Economic conditions
Despite the economic effects of the COVID-19 pandemic, there were favorable trends in the housing market in 2020. Low interest rates, increasing household formations and appreciating home values continue to support favorable housing fundamentals.

Mortgage interest rates have been lower on average in 2020 compared to 2019. The lower mortgage rates contributed to a material increase in home purchase and refinance activity in 2020. The homeownership rate increased slightly in 2020. The continued favorable housing trends and the increase in refinance transactions resulted in a significant increase in our NIW, from $112.1 billion in 2020 when compared to $63.4 billion in 2019.

The impacts of the COVID-19 pandemic, including unemployment resulting from initiatives intended to reduce the transmission of COVID-19, have resulted in an increase in the number of loans in our delinquency inventory. Payment forbearance programs are currently in place to assist borrowers experiencing a hardship during the COVID-19 pandemic. Forbearance allows for mortgages to be suspended for up to 360 days. For loans in a COVID-19 forbearance plan as of February 28, 2021, the plan may be extended for an additional three months, subject to certain limits. As of December 31, 2020, 62% of the loans in our delinquency inventory are subject to a forbearance plan.

The COVID-19 pandemic may adversely affect our future business, results of operations, and financial condition. The extent of the adverse effects will depend on the duration and continued severity of the COVID-19 pandemic and its effect on the U.S. economy and housing market.

The level of unemployment, interest rates, and home prices may change in the future. For the possible effects of such changes, see our risk factors titled "If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline,” “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns,” “Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force," and "The COVID-19 pandemic may continue to materially impact our financial results and may also materially impact our business, liquidity, and financial condition."

Mortgage lending
The past several years of favorable housing fundamentals and in our view, favorable risk characteristics of our recently insured loans contributed to declining delinquent inventory, and lower losses incurred and claims paid in 2019. While favorable trends continued in the housing market in 2020, we experienced an increase in our losses incurred due to the impacts of the COVID-19 pandemic.

After easing somewhat in 2018, lending standards became tighter again in 2019. The percentage of our NIW with DTI ratios over 45% declined in 2020 and 2019. Change in both years was primarily driven by adjustments to GSE underwriting guidelines for loans with DTI ratios over 45% and our pricing for loans with such DTI ratios. The increase in the percentage of our NIW from refinance transactions in 2020 and 2019 was due to the low interest rate environment and also resulted in a consistently lower percentage of our NIW with LTV ratios over 95% for both years.

Refer to "Mortgage Insurance Portfolio" for additional discussion of changes in our NIW mix during 2020.

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

MGIC Investment Corporation 2020 Form 10-K | 46

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
of technology and innovation in the delivery and servicing of our mortgage insurance products.

Pricing practices
In recent years much of the changes in premium pricing practices has centered on the decrease in the use of our standard rate card as published on our website, www.mgic.com/rates, the increased use of "risk-based pricing systems" that utilize a spectrum of filed rates that allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and customized rate plans both of which typically have rates lower than the standard rate card. We expect our direct premium yield to continue to decline as older policies with higher premium rates run off, and new insurance policies with lower premium rates are written.

For information about competition in the private mortgage insurance industry, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses" in Item 1A.

GSE Risk Share Transactions
In 2018, the GSEs initiated secondary mortgage market programs with loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers governed by PMIERs, and that are not selected by the lenders. Due to differences in policy terms, these programs may offer premium rates that are below prevalent single premium LPMI rates. While we view these programs as competing with traditional private mortgage insurance, we participate in these programs from time to time.
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

Government programs. PMI also competes against government mortgage insurance programs such as the FHA, VA, and USDA, primarily for lower FICO score business. The combined market share of primary mortgage insurance written by government programs continues to exceed that written by PMI in 2019 and 2020. The strong refinance markets in 2019 and 2020, and PMI premium rate reductions, have contributed to a PMI market share at its highest levels since the financial crisis.

Refer to "Mortgage Insurance Portfolio" for additional discussion of the 2020 business environment and the impact it had on operating measures including NIW, IIF and RIF.

PMIERs
We operate under the requirements of the PMIERs of the GSEs in order to insure loans delivered to or purchased by them. The PMIERs include financial requirements as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the more restrictive PMIERs, MGIC's Available Assets under PMIERs totaled $5.3 billion, an excess of $1.8 billion over its Minimum Required Assets at December 31, 2020.

BUSINESS OUTLOOK FOR 2021
Our outlook for 2021 should be viewed against the backdrop of the business environment discussed above.

NIW
Our NIW is affected by total mortgage originations, the percentage of total mortgage originations using private mortgage insurance (the "PMI penetration rate"), and our market share within the PMI industry. As of late January 2021, the total mortgage origination forecasts from the GSEs and MBA indicate average mortgage originations of $3.3 trillion in 2021, compared to an average estimated $4 trillion in 2020. Purchase originations are expected to increase in 2021, compared to 2020, while refinance transactions are expected to decrease in 2021. Our NIW from refinance originations is expected to be lower in 2021 compared to a strong 2020. In 2020, the majority of the refinances were from recent books that experienced only a modest level of price appreciation. Therefore, many of the refinanced loans in 2020 required mortgage insurance. We expect the PMI penetration rate on refinance transactions to decline in 2021.

The widespread use of risk based pricing systems by the PMI industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past.

IIF
Our IIF increased 10.9% in 2020, and we expect our IIF to grow in 2021. Our book of IIF is an important driver of our future revenues, and its growth is driven by our ability to generate NIW and retain existing policies in force, as measured by our persistency. Interest rates influence both our NIW and persistency. In a rising rate environment, total mortgage originations may decline; however, we would also expect policy cancellation rates to decline, and in turn increase persistency, although the impact generally lags the change in interest rates. The Federal Reserve has indicated that they expect interest rates to remain low.

Results of operations
Premiums. Despite an increase in IIF, we expect our 2021 earned premiums (on a direct basis) to be lower than they were in 2020. Overall, our premium rates have been trending down in recent years, including in 2020, as the books of business written at lower rates represent an increasing percentage of our total IIF.

Our 2021 direct premiums written are expected to be comparable to 2020, while our net premiums earned are expected to decrease in 2021. Our net premiums written and earned will be impacted by the downward trend in premium rates noted above and by the amount of premiums we cede under our quota share and excess

MGIC Investment Corporation 2020 Form 10-K | 47

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
of loss reinsurance transactions. Net premiums earned are also impacted by the amount of accelerated premiums from single premium policy cancellations. Our unearned premium decreased to $287.1 million at December 31, 2020 from $380.3 million at December 31, 2019. The amount of profit commission we receive, which reduces the amount of premiums we cede, is variable year-to-year and is dependent on the amount of losses ceded. In 2020, our profit commission was impacted by the increase in ceded losses incurred. The amount of premiums we cede in 2021 will be affected by any changes in our reinsurance coverage.

Factors that affect the amount of premiums we earn from our IIF are further discussed in our "Consolidated Results of Operations - Premium yield."

Investment income. Net investment income is a material contributor to our results of operations. We expect net investment income in 2021 to be comparable to 2020. We expect our invested assets will remain relatively flat. The amount of investment income will be impacted by the change in the yield we can earn on investments.

Losses. Losses incurred, net in 2020 were $364.8 million, an increase of $246.2 million over the prior year losses incurred of $118.6 million. The increase was primarily due to an increase in the delinquency inventory due to the impacts of the COVID-19 pandemic, including unemployment resulting from initiatives intended to reduce the transmission of COVID-19. We expect 2021 losses incurred to be lower than the comparable amount for 2020 as we expect to receive fewer new delinquency notices in 2021. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related delinquencies on our loss incidence. The foreclosure moratoriums and forbearance plans in place have decreased our losses and LAE paid in 2020. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and claims paid, but the magnitude and timing of the increases are uncertain.

Underwriting and operating expenses, net. We expect underwriting and operating expenses, net to increase in 2021 as we invest in our technology infrastructure to execute our strategies.

Income taxes. We expect our 2021 effective tax rate to be approximately 21%.

CAPITAL
MGIC dividend payments to our holding company
In the first quarter of 2020 and in the full year of 2019, MGIC paid a cash and/or investment security dividend of $390 million and $280 million, respectively, to our holding company. In the third quarter of 2020 MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the holding company’s 9% Debentures. Future dividend payments from MGIC to the holding company will continue to be determined on a quarterly basis in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company, and under the PMIERs guidance, any dividend paid by MGIC to our holding company, through June 30, 2021, requires GSE approval.

Share repurchase programs
In the first quarter of 2020 and in the full year of 2019, we repurchased approximately 9.6 million and 8.7 million shares of our common stock, respectively, using approximately $120 million and $114 million, respectively, of holding company resources. As of December 31, 2020, we had $291 million of authorization remaining to repurchase our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases, but may resume them in the future.

The following table shows details of our share repurchase programs.

Repurchase Program	Expiration Date	Repurchased (in millions)	Authorization Remaining (in millions)
2018 Authorization	December 31, 2019	$200	$—
2019 Authorization	December 31, 2020	$200	$—
2020 Authorization	December 31, 2021	$9	$291
As of December 31, 2020, we had approximately 339 million shares of common stock outstanding.

Dividends to shareholders
In 2020, MGIC paid quarterly dividends of $0.06 per common share to its shareholders totaling $83 million. On January 26, 2021, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on February 17, 2021, payable on March 3, 2021.

For information about how the payment of dividends by our holding company will result in an adjustment to the conversion rate and price of our convertible securities, see our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock” in Item 1A.

MGIC Investment Corporation 2020 Form 10-K | 48

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

GSEs
We must comply with a GSE's PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are generally based on an insurer’s book of risk in force and are calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions).

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to April 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan.

Forbearance for federally-insured mortgages allows for mortgage payments to be suspended for up to 360 days; an initial forbearance period of up to 180 days and, if requested by the borrower following contact by the servicers, an extension of up to 180 days. The servicer of the loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired.
If a servicer of a loan is unable to contact the borrower prior to the expiration of the first 180-day forbearance plan term, or if the forbearance plan reaches its twelve-month anniversary and is not further extended, the forbearance plan will generally expire. In such case, if the loan remains delinquent, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable, our Minimum Required Assets will increase and our excess of Available Assets over Minimum Required Assets will decrease.

If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our NIW, the substantial majority of which is for loans delivered to or purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with delinquent loans, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:

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

è
There may be future implications for PMIERs as a result of changes to regulatory capital requirements for the GSEs. In November 2020, the FHFA adopted a rule containing a risk-based capital framework for the GSEs that will increase their capital requirements, effective on the later of (i) the date of termination of the FHFA’s conservatorship of the applicable GSE; (ii) sixty days after publication of the adopted rule in the Federal Register; or (iii) any later compliance date provided in a consent order or other transition order applicable to a GSE. The increase in capital requirements may ultimately result in an increase in the Minimum Required Assets required to be held by mortgage insurers

è
Our future operating results may be negatively impacted by the matters discussed in our risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby creating a shortfall in Available Assets.

è	Should capital be needed by MGIC in the future, capital contributions from our holding company may not be available due to competing demands on holding company resources, including for repayment of debt.

Our reinsurance transactions enable us to earn higher returns on our business than we would without them because they reduce the Minimum Required Assets we must hold under PMIERs. However, reinsurance may not always be available to us; or available on similar terms, and our quota share reinsurance subjects us to counterparty credit risk. The calculated credit for excess of loss reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The total credit under the PMIERS for risk ceded under our reinsurance transactions is subject to a modest reduction. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions.

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but

MGIC Investment Corporation 2020 Form 10-K | 49

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
instead requires a MPP. The "policyholder position" of a mortgage insurer is its net worth or surplus, contingency reserve, and a portion of the reserve for unearned premiums.
At December 31, 2020, MGIC’s risk-to-capital ratio was 9.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.2 billion above the required MPP of $1.7 billion. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A for more information about matters that could negatively affect such compliance.
At December 31, 2020, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.1 to 1.
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

In 2019, the U.S. Treasury Department (“Treasury”) released the “Treasury Housing Reform Plan” (the “Plan”). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended to achieve the goals of ending conservatorships of the GSEs; increasing competition and participation by the private sector in the mortgage market including by authorizing the FHFA to approve additional guarantors of conventional mortgages in the secondary market, simplifying the qualified mortgage (“QM”) rule of the Consumer Financial Protection Bureau (“CFPB”), transferring risk to the private sector, and eliminating the GSE Patch (discussed below); establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and
providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market.

The GSE capital framework adopted in November 2020 establishes a post-conservatorship regulatory capital framework intended to ensure that the GSEs operate in a safe and sound manner. In January 2021, the GSEs' Preferred Stock Purchase Agreements ("PSPAs") were amended to allow the GSEs to continue to retain earnings until they satisfy the requirements of the 2020 GSE capital framework. In addition, a proposed rule issued by the FHFA in December 2020 would require minimum funding requirements and new liquidity standards.

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

In December 2020, the CFPB adopted a rule that will eliminate the GSE Patch effective upon the earlier of the GSEs’ exit from conservatorship or July 1, 2021. The GSE Patch expanded the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. Not all future loans with DTI ratios greater than 43% will be affected by the expiration of the GSE Patch. The new QM definition that becomes effective March 1, 2021, continues to require lenders to consider a borrower's DTI ratio; however, it replaces the DTI ratio cap with a pricing threshold that would exclude from the definition of QM a loan whose annual percentage rate (“APR”) exceeds the average prime offer rate for comparable loans by 2.25 percentage points or more.

The Treasury’s Plan indicated that the FHFA and HUD should develop and implement a specific understanding as to the appropriate roles and overlap between the GSEs and FHA, including with respect to the GSEs’ acquisitions of high LTV ratio and high DTI ratio loans. In connection with the 2021 amendment to the PSPAs, the GSEs must limit the acquisition of certain loans with multiple higher risk characteristics related to LTV, DTI and credit score, to levels indicated to be their current levels at the time of the amendment.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

MGIC Investment Corporation 2020 Form 10-K | 50

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
COVID-19 PANDEMIC
The COVID-19 pandemic had a material impact on our 2020 financial results. The increased level of unemployment and economic uncertainty resulting from the COVID-19 pandemic, initiatives to reduce the transmission of COVID-19 (including "shelter-in-place" restrictions), as well as COVID-19‑related illnesses and deaths, had a material impact on our financial results, as we reserved for losses associated with the increased delinquency notices received. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the level of unemployment, and the impact of past and future government initiatives and actions taken by the GSEs (including mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce its transmission.
Current mitigation programs include, among others:
•Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic.
•Additional cash payments to individuals provided for in the Consolidated Appropriations Act signed into law in December 2020.
•For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions until at least March 31, 2021, on mortgages purchased or securitized by the GSEs.
•Enhanced unemployment payments for pay periods between December 26, 2020 and March 14, 2021.
•An extension of the maximum duration for unemployment benefits, generally through March 14, 2021.
•Employee retention tax credits for certain small businesses.
•"Paycheck Protection Program" to provide small businesses with funds to pay certain payroll and other costs.
As noted above, the servicer of the loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. In certain circumstances, the servicer may be unable to contact the borrower and the forbearance plan will expire after the first 180-day plan. A delinquent mortgage for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a delinquent loan in a forbearance plan. The substantial majority of our NIW was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the CFPB requires substantial loss mitigation efforts be made prior to servicers initiating foreclosure, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. As of December 31, 2020
62% of our delinquency inventory was reported to us as in forbearance plans. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices.
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

The foreclosure moratoriums and forbearance plans in place under the GSE initiatives have delayed, and may continue to delay, the receipt and payment of claims.

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

As shown in the table below, approximately 8% of our total primary RIF has been modified as of December 31, 2020. Based on loan count at December 31, 2020, the loans associated with 94% of all HARP modifications and 77% of HAMP and other modifications were current.

Modifications

Policy Year	HARP (1) Modifications	HAMP & Other Modifications
2004 and Prior	10.9%	55.4%
2005 to 2008	36.0%	42.7%
2009 and Later	0.1%	0.5%

Total	3.2%	4.6%
(1)Includes proprietary programs that are substantially the same as HARP.

FACTORS AFFECTING OUR RESULTS
As noted above, the COVID-19 pandemic may adversely affect our future business, results of operations, and financial condition. The extent of the adverse effects will depend on the duration and continued severity of the COVID-19 pandemic and its effects on the U.S. economy and housing market. We have addressed some of the potential impacts throughout this document.

MGIC Investment Corporation 2020 Form 10-K | 51

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

•Premium rates, which are affected by product type, competitive pressures, the risk characteristics of the insured loans, the percentage of coverage on the insured loans, and PMIERs capital requirements. The substantial majority of our monthly and annual mortgage insurance premiums are under premium plans for which, for the first ten years of the policy, the amount of premium is determined by multiplying the initial premium rate by the original loan balance; thereafter, the premium rate resets to a lower rate used for the remaining life of the policy. However, for loans that have utilized HARP, the initial ten-year period resets as of the date of the HARP transaction. The remainder of our monthly and annual premiums are under premium plans for which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.

•Premiums ceded, net of profit commission under our QSR Transactions, and premiums ceded under our Home Re Transactions. The profit commission varies inversely with the level of ceded losses on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than we experienced in 2020. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 9 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

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

Investment income
Our investment portfolio is composed principally of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as NPW, investment income,     net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases, and dividends.

Losses incurred
Losses incurred are the current expense that reflects claim payments, cost of settling claims, and estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Pandemics, including COVID-19, and other natural disasters may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

•The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

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

MGIC Investment Corporation 2020 Form 10-K | 52

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

•Losses ceded under reinsurance agreements. See Note 9 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance agreements.

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our QSR Transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and changes in headcount (which can fluctuate due to volume). See Note 9 – “Reinsurance” to our consolidated financial statements for a discussion of ceding commission on our QSR Transactions.

Interest expense
Interest expense reflects the interest associated with our consolidated outstanding debt obligations discussed in Note 7 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

Other
Certain activities that we do not consider being part of our fundamental operating activities may also impact our results of operations and are described below.

Net realized investment gains (losses)
•Fixed income securities. Realized investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances (2020) and any "other than temporary" impairments (2019) recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•Equity securities. Realized investment gains and losses are accounted for as a function of the periodic change in fair value.

Loss on debt extinguishment
Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position, improve our debt profile and/or reduce potential dilution from our outstanding convertible debt. Extinguishing our outstanding debt obligations early through these discretionary activities may result in losses primarily driven by the payment of consideration in excess of our carrying value , and the write off of unamortized debt issuance costs on the extinguished portion of the debt.

Refer to “Explanation and reconciliation of our use of Non-GAAP financial measures” below to understand how these items impact our evaluation of our core financial performance.

MORTGAGE INSURANCE EARNINGS AND CASH FLOW CYCLE
In general, the majority of any underwriting profit that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book may result in either underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the incurred losses on delinquencies that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments) and increasing losses. The typical pattern is also a function of premium rates generally resetting to lower levels after ten years. Changes in economic conditions, including those related to pandemics, including COVID-19, and other natural disasters may result in delinquencies not following the typical pattern.

MGIC Investment Corporation 2020 Form 10-K | 53

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

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain (loss) on debt extinguishment, net impairment losses recognized in income (loss), and infrequent or unusual non-operating items, where applicable. The amounts of adjustments to components of pre-tax operating income (loss) are tax effected using our now federal statutory income tax rate of 21%.

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
(4)Infrequent or unusual non-operating items. Items that are non-recurring in nature and are not part of our primary operating activities. Past adjustments in this category include our 2018 income tax expense related to our IRS dispute.

MGIC Investment Corporation 2020 Form 10-K | 54

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income:

	Years Ended December 31,
	2020			2019
(in thousands)	Pre-tax	Tax Effect	Net (after-tax)	Pre-tax	Tax Effect	Net (after-tax)
Income before tax / Net income	$559,263	$113,170	$446,093	847,977	174,214	673,763
Adjustments:
Net realized investment (gains) losses	(13,245)	(2,781)	(10,464)	(5,108)	(1,073)	(4,035)
Loss on debt extinguishment	26,736	5,615	21,121	—	—	—
Adjusted pre-tax operating income / Adjusted net operating income	$572,754	$116,004	$456,750	$842,869	$173,141	$669,728

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share:

Weighted average diluted shares outstanding			359,293			373,924
Net income per diluted share			$1.29			$1.85
Net realized investment (gains) losses			(0.03)			(0.01)
Loss on debt extinguishment			0.06			—
Adjusted net operating income per diluted share (1)			$1.32			$1.84

MGIC Investment Corporation 2020 Form 10-K | 55

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
MORTGAGE INSURANCE PORTFOLIO

MORTGAGE ORIGINATIONS
The primary mortgage insurance market is affected by total mortgage originations and PMI's market share. Total originations are estimated to have increased in 2020 compared with 2019, due to higher refinance originations, as well as higher purchase originations. Refinance originations increased as a result of lower mortgage interest rates on average; while continued solid housing fundamentals, such as household formations and attractive mortgage rates supported the increase in purchase originations, despite the increase in unemployment. Total mortgage originations in 2021 are forecast to be down compared to 2020 estimated levels, primarily due to an expected decrease in refinancing transactions partially offset by an expected increase in purchase originations. The COVID-19 pandemic, including the related restrictions on business in many parts of the U.S., and its effect on unemployment and consumer confidence, may affect the number of purchase mortgage originations.

Mortgage originations
(in billions)
2021 (F)
$1,625
$1,682
$3,307
2020 (E)
$1,483
$2,513
$3,996
2019
$1,285
$1,098
$2,383
$0
$1,000
$2,000
$3,000
$4,000
$5,000
Purchase
Refinance

E - Estimated, F- Forecast
Source: GSEs and MBA estimates/forecasts as of January 2021. Amounts represent the average of all sources.

PMI's market share is impacted by competition from government mortgage insurance programs and the GSEs' CRT transactions. In consideration of the expected decrease in mortgage originations and these factors, our 2021 NIW is expected to decrease from 2020.

Estimated total of PMI, FHA, USDA, and VA primary mortgage insurance

(in billions)	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019
Primary mortgage insurance	$978	$859

Source: Inside Mortgage Finance - November 13, 2020 or SEC filings. Includes HARP NIW.

MORTGAGE INSURANCE INDUSTRY
We compete against five other private mortgage insurers, as well as government mortgage insurance programs, including those offered by the FHA, VA, and USDA. Refer to "Overview - Business Environment - Competition" for a discussion of our competitive position.

The PMI industry's market share through September 30, 2020 decreased compared to the market share for the full year of 2019.

Estimated primary MI market share

(% of total primary MI volume)	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019
PMI	43.2%	44.7%
FHA	24.4%	28.2%
VA	30.6%	25.2%
USDA	1.8%	1.9%
Source: Inside Mortgage Finance - November 13, 2020. Includes HARP NIW.

We expect that our market share within the PMI industry increased in 2020 when compared to 2019. For additional discussion of the competitive landscape of the industry refer to "Overview - Business Environment - Competition."

Estimated MGIC market share

(% of total primary private MI volume)	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019
MGIC	18.7%	16.5%
Source: Inside Mortgage Finance - November 13, 2020 or SEC filings. Excludes HARP NIW.

NEW INSURANCE WRITTEN
NIW for 2020 continued to have what we believe are favorable risk characteristics. The following tables provide information about characteristics of our NIW.

Primary NIW by FICO score

	Years Ended December 31,
(% of primary NIW)	2020	2019
760 and greater	47.1%	44.9%
740 - 759	18.2%	18.7%
720 - 739	13.3%	13.9%
700 - 719	10.3%	10.8%
680 - 699	7.3%	7.0%
660 - 679	2.1%	2.7%
640 - 659	1.1%	1.4%
639 and less	0.6%	0.6%
Total	100%	100%
MGIC Investment Corporation 2020 Form 10-K | 56

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Primary NIW by loan-to-value

	Years Ended December 31,
(% of primary NIW)	2020	2019
95.01% and above	8.6%	12.9%
90.01% to 95.00%	39.1%	43.5%
85.01% to 90.00%	32.1%	29.5%
80.01% to 85%	20.2%	14.1%
Total	100%	100%

An increase in the percentage of refinances, discussed below, and home price appreciation have decreased the percentage of our NIW with LTV ratios greater than 95% in 2020 compared to 2019.

Primary NIW by debt-to-income ratio

	Years Ended December 31,
(% of primary NIW)	2020	2019
45.01% and above	11.3%	13.5%
38.01% to 45.00%	30.8%	32.9%
38.00% and below	57.9%	53.6%
Total	100%	100%

In 2020, the percentage of our NIW on loans with DTI ratios over 45% was 11.3%, down from 13.5% in 2019. We believe the decline in 2020 was primarily due to pricing changes associated with such loans.

Primary NIW by policy payment type

	Years Ended December 31,
(% of primary NIW)	2020	2019
Monthly premiums	91.0%	84.4%
Single premiums	8.9%	15.5%
Annual Premiums	0.1%	0.1%

Primary NIW by type of mortgage

	Years Ended December 31,
(% of primary NIW)	2020	2019
Purchases	64.3%	80.9%
Refinances	35.7%	19.1%

IIF AND RIF
Our IIF grew 10.9% in 2020, and 6.0% in 2019, as NIW more than offset policy cancellations. Cancellation activity is primarily due to refinancing activity, but is also impacted by rescissions, cancellations due to claim payment, and policies cancelled when borrowers achieve the required amount of home equity. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Persistency. Our persistency at December 31, 2020 was 60.5% compared to 75.8% at December 31, 2019. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Insurance in force and risk in force

	Years Ended December 31,
($ in billions)	2020	2019
NIW	$112.1	$63.4
Cancellations	(87.8)	(50.8)
Increase in primary IIF	$24.3	$12.6

Direct primary IIF as of December 31,	$246.6	$222.3

Direct primary RIF as of December 31,	$61.8	$57.2

CREDIT PROFILE OF OUR PRIMARY RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. The credit profile of our pre-2009 RIF has benefited from modification and refinance programs making outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs included HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. As of December 31, 2020, HARP modifications accounted for approximately 3.2% of our total primary RIF, compared to 4.6% at December 31, 2019. Loans associated with 94.1% of all our HARP modifications were current as of December 31, 2020. For additional information on the composition of our primary RIF see "Business - Our Products and Services"

The composition of our primary RIF by policy year as of December 31, 2020 and 2019 is shown below:

Primary risk in force

($ in millions)	December 31, 2020	December 31, 2019
2004 and prior	635	760
2005 - 2008	5,043	6,352
2009 and later	56,134	50,101
Total	61,812	57,213

MGIC Investment Corporation 2020 Form 10-K | 57

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
POOL AND OTHER INSURANCE
MGIC has written no new pool insurance since 2008, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, MGIC may write pool risk in the future. Our direct pool RIF was $340 million ($210 million on pool policies with aggregate loss limits and $130 million on pool policies without aggregate loss limits) at December 31, 2020 compared to $376 million ($213 million on pool policies with aggregate loss limits and $163 million on pool policies without aggregate loss limits) at December 31, 2019. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $287 million and $182 million as of December 31, 2020 and December 31, 2019, respectively.

MGIC Investment Corporation 2020 Form 10-K | 58

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
CONSOLIDATED RESULTS OF OPERATIONS

The following section of the MD&A provides a comparative discussion of our Consolidated Results of Operations for the two-year period ended December 31, 2020. For a discussion of the Critical Accounting Policies used by us that affect the Consolidated Results of Operations, see "Critical Accounting Policies" below.

Revenues

Revenues

	Year Ended December 31,
(In millions)	2020	2019
Net premiums written	$928.7	$1,001.3

Net premiums earned	$1,021.9	$1,031.0
Investment income, net of expenses	154.4	167.0
Net realized investment (losses) gains	13.8	5.3
Other revenue	9.1	10.6
Total revenues	$1,199.1	$1,214.0

NET PREMIUMS WRITTEN AND EARNED
NPW and NPE decreased 7% and 1%, respectively, compared to the prior year, primarily due to lower premium rates on our IIF and an increase in our reduction for ceded premiums due to the decrease in profit commission from our QSR transactions. The decrease in profit commission was a result of higher ceded losses incurred. This was partially offset by higher average insurance. NPE was also impacted by an increase in accelerated premiums from single premium policy cancellations.

Premium yield
Premium yield is NPE divided by average IIF during the year and is influenced by a number of key drivers, which have a varying impact from period to period. The following table provides information related to our premium yield for 2020, and 2019.

Premium Yield

		Year Ended December 31,
(in basis points)		2020	2019
In force portfolio yield	(1)	46.7	51.4
Premium refunds		(0.5)	(0.5)
Accelerated earnings on single premium policies		5.0	2.6
Total direct premium yield		51.2	53.5
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(7.6)	(5.8)
Net premium yield		43.6	47.7

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps in 2020 and 0.2 bps in 2019

Changes in our premium yields when compared to the respective prior year periods reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF is from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, certain policies undergoing premium rate resets on their ten-year anniversaries, and the availability of reinsurance.
Premium Refunds
è	Premium refunds adversely impact our premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquent inventory.
Accelerated earnings on single premium policies
è	Greater amounts of accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to increased refinancing activity.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our premium yield. Ceded premium earned, net of profit commission, were primarily associated with QSR Transactions and Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See "Reinsurance Agreements" below for further discussion on our reinsurance transactions.

As discussed in our Risk Factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses," the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect that our inforce portfolio yield will continue to decline as older insurance policies with higher premium rates run off or have their premium rates reset, and new insurance policies with lower premium rates are written. While our increased use of reinsurance over the past several years has helped to mitigate the negative effect of declining premium rates on our returns, refer to our risk factor titled "Reinsurance may not always be available or affordable" for a discussion of the risks associated with the availability of reinsurance.

See "Overview – Factors Affecting Our Results" above for additional factors that also influence the amount of net premiums written and earned in a year.

MGIC Investment Corporation 2020 Form 10-K | 59

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
REINSURANCE AGREEMENTS
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its effect on our pre-tax net income, as described below.

è	We cede a fixed percentage of premiums earned and received on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses on a "dollar for dollar" basis and can be eliminated at loss levels higher than we are currently experiencing. As a result, lower levels of losses result in a higher profit commission and less benefit from ceded losses; higher levels of ceded losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of losses of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our quota share agreements for 2020 and 2019.

Quota share reinsurance

	As of and For the Years Ended December 31,
(Dollars in thousands)	2020	2019
Statements of operations:
Ceded premiums written and earned, net of profit commission	$167,930	$111,550
% of direct premiums written	15%	11%
% of direct premiums earned	14%	11%
Profit commission	$72,452	$139,179
Ceding commissions	$48,077	$48,793
Ceded losses incurred	$78,012	$11,395

Mortgage insurance portfolio:
Ceded RIF (in millions)	$14,006	$11,360
2015 QSR	$1,625	$2,657
2017 QSR	$1,330	$2,297
2018 QSR	$1,333	$2,389
2019 QSR	$2,779	$4,017
2020 QSR	$6,169	$—
Credit Union QSR	$770	$—

Covered Risk
The amount of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota share reinsurance

	As of and For the Years Ended December 31,
	2020	2019
NIW subject to QSR Transactions	74.4%	81.5%
New Risk Written subject to QSR Transactions	85.5%	89.5%
IIF subject to QSR Transactions	75.9%	78.5%
RIF subject to QSR Transactions	81.8%	81.4%

The NIW subject to quota share reinsurance decreased in 2020 compared to 2019 due to an increase in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 years, which are excluded from the QSR Transactions.

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

2021 and 2022 QSR Transaction. We have agreed to terms with a group of unaffiliated reinsurers for reinsurance transactions with similar structures to our existing QSR transactions that will cover most of our NIW in 2021 (with an additional 12.5% quota share) and 2022 (with a 15% quota share). This is in addition to the reinsurance agreements executed in 2020 that included a 17.5% quota share on eligible 2021 NIW and the Credit Union QSR Transaction that covers NIW on loans originated by credit unions with a 65% quota share.

Excess of loss reinsurance
Our excess-of-loss reinsurance agreements provide $839.4 million of loss coverage on an existing portfolio of in force policies having an in force dates from July 1, 2016 through March 31, 2019 and January 1, 2020 through July 31, 2020. As of December 31, 2020, the aggregate exposed principal balances under the Home Re 2018-1, 2019-1, and 2020-1 transactions were approximately $3.5 billion, $3.3 billion, and $8.7 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. Total ceded premiums for 2020 and 2019 were $20.8 million and $17.6 million, respectively.

In October 2020, MGIC entered into an excess-of-loss agreement (executed through an insurance linked notes transaction) on a portfolio of policies having in force dates from January 1, 2020 through July 31, 2020.

In February 2021, MGIC entered into $398.8 excess of loss agreement (executed through an insurance linked notes transaction) on a portfolio of policies having in force dates from August 1, 2020 through December 31, 2020.

MGIC Investment Corporation 2020 Form 10-K | 60

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
A "Trigger Event" has occurred on for each our outstanding ILN transactions. On the 2018 and 2019 ILN transactions a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. A “Trigger Event” has occurred on our 2020 ILN transaction because the credit enhancement of the most senior tranche is less than the target credit enhancement. While the “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments.

INVESTMENT INCOME, NET
Net investment income decreased 8% to $154 million in 2020 compared to $167 million in 2019. The decrease in investment income was due to lower investment yields, partially offset by an increase in the investment portfolio balance.

See "Balance Sheet Review" in this MD&A for further discussion regarding our investment portfolio.

NET REALIZED INVESTMENT GAINS (LOSSES)
Net realized investment gains (losses) in 2020 and 2019 were $14 million and $5 million, respectively. The increase in net realized investment gains was due to an increase in the sale of fixed income and equity securities.

OTHER REVENUE
Other revenue decreased to $9 million in 2020 from $11 million in 2019.

Losses and expenses

Losses and expenses

	Year Ended December 31,
(In millions)	2020	2019
Losses incurred, net	$364.8	$118.6
Amortization of deferred policy acquisition costs	12.4	12.0
Other underwriting and operating expenses, net	176.4	182.8
Interest expense	59.6	52.7
Loss on debt extinguishment	26.7	—
Total losses and expenses	$639.9	$366.0

LOSSES INCURRED, NET
As discussed in “Critical Accounting Policies” below and consistent with industry practices, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquent inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but not yet reported to us. IBNR reserves are established using estimated delinquencies, claim rates and claim severities.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. Changes in economic circumstances, including those associated with the COVID-19 pandemic affected this pattern in 2020.

As discussed in our Risk Factor titled “The Covid-19 pandemic may continue to materially impact our financial results and may also materially impact our business, liquidity and financial condition" the impact of the COVID-19 pandemic on our future incurred losses is uncertain and may be material. As discussed in our risk factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of December 31, 2020 and recorded an IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices such as the settlement agreements discussed in Note 17 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

Losses incurred, net increased to $365 million compared to $119 million in 2019. The increase was primarily due to an increase in the delinquency inventory due to the impacts of the COVID-19 pandemic, including unemployment resulting from initiatives intended to reduce the transmission of COVID-19. There were 57,710 loans in our delinquency inventory at December 31, 2020 compared to 30,028 at December 31, 2019. The increase in losses incurred, net was also due to adverse loss reserve development on previously received delinquencies of $20 million in 2020 compared to favorable development of $71 million in 2019.

MGIC Investment Corporation 2020 Form 10-K | 61

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
See "New notice claim rate" and "Claims severity" below for additional factors and trends that impact these loss reserve assumptions.

Composition of losses incurred

	Year Ended December 31,
(In millions)	2020	2019
Current year / New notices	$345	$190
Prior year reserve development	20	(71)
Losses incurred, net	$365	$119

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and LAE, net to net premiums earned. The increase in the loss ratio in 2020 when compared to 2019 was primarily due to an increase in losses incurred discussed above.

	Year Ended December 31,
	2020	2019
Loss ratio	35.7%	11.5%

New notice claim rate
We received an increased number of new delinquency notices in 2020 compared to 2019, as a result of the COVID-19 pandemic and its related effects (including higher unemployment and the widespread introduction of loan forbearance plans as a mechanism for economic relief). The decrease in the weighted average new notice claim rate for 2020 to 7% from 8% at December 31, 2019 is primarily due to the percentage of new notices of delinquency reported to as being in a COVID-19 related forbearance plan. As of December 31, 2020, 62% of our delinquency inventory were in such plans.

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

MGIC Investment Corporation 2020 Form 10-K | 62

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

The table below presents our new notices, delinquency inventory, and the average missed payment of the delinquency inventory by policy year.

New notices and delinquency inventory during the period
	December 31, 2020
Policy Year	New Notices in 2020	Delinquency Inventory as of 12/31/20	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	6,079	3,885	24.1%	16
2005-2008	26,838	17,084	38.0%	14
2009-2015	13,513	6,917	66.1%	8
2016	9,497	4,599	75.9%	7
2017	13,139	6,746	76.8%	7
2018	15,040	7,468	79.4%	7
2019	16,904	7,929	84.1%	6
2020	5,089	3,082	84.8%	5
Total	106,099	57,710	62.2%	10
Claim rate on new notices (1)	7.0%

	December 31, 2019
Policy Year	New Notices in 2019	Inventory as of 12/31/19	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	7,742	4,686	16
2005-2008	26,510	16,275	14
2009-2015	7,776	3,647	7
2016	3,700	1,578	6
2017	4,486	1,989	5
2018	3,374	1,521	4
2019	651	332	3
Total	54,239	30,028	12
Claim rate on new notices (1)	8.0%

(1) - Claim rate is the respective full year weighted average rate and is rounded to the nearest whole percent.

Claims severity
Factors that impact claim severity include:

è	economic conditions at that time, including home prices compared to home prices at the time of placement of coverage
è	exposure on the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 8 - "Loss Reserves," the average time for servicers to process foreclosures, prior to 2020, has been decreasing. In light of the uncertainty caused by the COVID-19 pandemic, the average number of missed payments at the time a claim is received and expected to be received will increase in 2021. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans from 2005 through 2008 (which represent 30% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

MGIC Investment Corporation 2020 Form 10-K | 63

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
The quarterly trend in claims severity for each of the three years in the period ended December 31, 2020 is shown in the following table.

Claims severity trend

Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q4 2020	$48,321	$40,412	83.6%	$32
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33
Q4 2019	46,076	46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35
Q4 2018	45,366	47,980	105.8%	35
Q3 2018	43,290	47,230	109.1%	35
Q2 2018	44,522	50,175	112.7%	38
Q1 2018	45,597	51,069	112.0%	38

Note: Table excludes material settlements. Settlements include amounts paid in settlement of disputes for claims paying practices and/or commutations of policies.

The foreclosure moratoriums and forbearance plans in place under GSE initiatives have and may continue to delay the receipt of claims. Claims that were resolved after the first quarter of 2020 experienced an increase in loss mitigation activities, primarily third party acquisitions (sometimes referred to as “short sales”), resulting in a decrease in the average claim paid and the average claim paid as a percentage of exposure. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and claims paid at exposure levels above those experienced prior to the second quarter of 2020. The magnitude and timing of the increases are uncertain.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2020, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $16 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $34 million.

See Note 8 – “Loss Reserves” to our consolidated financial statements and “Critical Accounting Policies” below for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation 2020 Form 10-K | 64

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
The length of time a loan is in the delinquency inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the following table.

Primary delinquent inventory - number of payments delinquent

	December 31,
	2020	2020	2020	2019
	Non-Forbearance	Forbearance (2)	Total	Total
3 payments or less	7,603	6,580	14,183	14,895
4 - 11 payments	7,824	28,153	35,977	8,519
12 payments or more (1)	6,405	1,145	7,550	6,614
Total	21,832	35,878	57,710	30,028

3 payments or less	35%	18%	25%	50%
4 - 11 payments	36%	79%	62%	28%
12 payments or more	29%	3%	13%	22%
Total	100%	100%	100%	100%
(1)Approximately 31% and 36% of the loans in the primary delinquency inventory with 12 payments or more delinquent have at least 36 payments delinquent as of December 31, 2020, and 2019 , respectively.
(2) We believe substantially all represent forbearances related to COVID-19.

COVID-19 Delinquency Activity
New delinquency notices increased in 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19. The number of new delinquency notices received in the second quarter of 2020 was 57,584, but decreased 74% by the fourth quarter to 15,193 new delinquency notices. In the third and fourth quarter of 2020, we experienced an increase in cures, likely associated with our COVID-19 new delinquency notices.

Forbearance programs enacted by the GSEs provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. These forbearance plans generally allow for mortgage payments to be suspended for up to 360 days: an initial forbearance period up to 180 days and, if requested by the borrower, an extension of up to 180 days. For loans in a COVID-19 forbearance plan as of February 28, 2021, the plan may be extended for an additional three months, subject to certain limits. As of December 31, 2020, 62% of our delinquency inventory was reported as subject to a forbearance plan. We believe substantially all represent forbearances related to COVID-19. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicer. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. We expect our delinquency inventory will remain at elevated levels during 2021 due to the impacts of the COVID-19 pandemic and initiatives intended to reduce the transmission of COVID-19. Given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related delinquencies on our loss incidence.

MGIC Investment Corporation 2020 Form 10-K | 65

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
NET LOSSES AND LAE PAID
Net losses and LAE paid decreased 50% in 2020 compared to 2019 primarily due to lower claim activity on our primary business due to foreclosure moratoriums and payment forbearance plans in place. During 2019, losses paid included settlement payments under commutations of coverage on policies and/or related to disputes concerning our claims paying practices.

While foreclosure moratoriums and payment forbearance plans remain in place, net losses and LAE paid are expected to continue to be lower. As the various moratorium and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The table below presents our net losses and LAE paid for 2020 and 2019.

Net losses and LAE paid

(in millions)	2020	2019
Total primary (excluding settlements)	$98	$193
Claims paying practices and NPL settlements (1)	—	30
Pool	2	4
Direct losses paid	100	227
Reinsurance	(4)	(8)
Net losses paid	96	219
LAE	18	21
Net losses and LAE paid before terminations	114	240
Reinsurance terminations	—	(14)
Net losses and LAE paid	$114	$226
(1)See Note 8 - "Loss Reserves" for additional information on our settlements of disputes for claims paying practices and/or commutations of policies

Primary losses paid for the top 15 jurisdictions (based on 2020 losses paid) and all other jurisdictions for 2020 and 2019 appears in the table below.

Primary paid losses by jurisdiction

(In millions)	2020	2019
Florida *	$13	$28
New York *	11	25
Illinois *	9	13
New Jersey *	8	20
Maryland	7	9
Puerto Rico *	5	12
Pennsylvania *	4	8
California	3	5
Ohio *	3	7
Virginia	2	4
Massachusetts	2	3
Michigan	2	4
Texas	2	4
Connecticut *	2	6
Wisconsin	2	3
All other jurisdictions	22	42
Total primary (excluding settlements)	$98	$193
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
The primary average claim paid for the top 5 jurisdictions (based on 2020 losses paid) for 2020 and 2019 appears in table below.

Primary average claim paid

	2020	2019
Florida *	$59,610	$65,576
New York *	111,112	102,819
Illinois *	43,339	42,833
New Jersey *	96,116	81,811
Maryland	63,665	60,905
All other jurisdictions	32,798	33,983
All jurisdictions	43,901	45,324

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation 2020 Form 10-K | 66

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

The primary average RIF on delinquent loans as of December 31, 2020 and 2019 and for the top 5 jurisdictions (based on 2020 losses paid) appears in the following table.

Primary average exposure - delinquent loans

	2020	2019
Florida	$56,956	$52,566
New York	73,509	72,188
Illinois	41,451	38,740
New Jersey	67,709	64,444
Maryland	68,347	64,208
All other jurisdictions	52,071	41,145
All jurisdictions	53,804	45,028

The primary average RIF on all loans was $54,891, $52,995 at December 31, 2020 and December 31, 2019, respectively.

LOSS RESERVES
Our primary default rate at December 31, 2020 was 5.11% (2019: 2.78% ). Our primary delinquency inventory held 57,710 loans at December 31, 2020, compared to 30,028 at December 31, 2019. The increase in our primary delinquency inventory from the prior year is primarily due to the adverse economic impact of the COVID-19 pandemic. As of December 31, 2020, 62% of our delinquency inventory were reported to us as subject to forbearance plans. We believe substantially all represent forbearance plans related to COVID-19. Prior to 2020, we experienced a decline in the number of delinquencies in inventory with twelve or more missed payments. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related delinquencies and forbearances on our loss incidence. Whether a loan’s delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time.

The primary and pool loss reserves as of December 31, 2020, and 2019 appear in the table below.

Gross loss reserves

	December 31,
	2020		2019
Primary:
Case reserves (In millions)	$789		$490
IBNR and LAE	82		56
Total primary direct loss reserves	871		546
Ending delinquency inventory		57,710		30,028
Percentage of loans delinquent (default rate)		5.11%		2.78%
Average direct reserve per default		$15,100		$18,171
Primary claims received inventory included in ending delinquency inventory		159		538
Pool (1):
Direct loss reserves (In millions):
With aggregate loss limits	6		7
Without aggregate loss limits	2		2
Total pool direct loss reserves	8		9
Ending delinquency inventory:
With aggregate loss limits		442		430
Without aggregate loss limits		238		223
Total pool ending delinquency inventory		680		653
Pool claims received inventory included in ending delinquency inventory		10		11
Other gross loss reserves (2) (In millions)	2		—
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2)Other gross loss reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

MGIC Investment Corporation 2020 Form 10-K | 67

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
The average direct reserve per default as of December 31, 2020 declined when compared to the average as of December 31, 2019 because the delinquency inventory as of December 31, 2020 included loans with fewer missed payments and loans with lower anticipated paid to exposure rates.
The primary default inventory for the top 15 jurisdictions (based on 2020 losses paid) at December 31, 2020, and 2019 appears in table the below.

Primary delinquent inventory by jurisdiction

	Non-Forbearance	Forbearance (1)	Total	Total
	2020	2020	2020	2019
Florida *	1,786	4,150	5,936	2,504
New York *	1,328	1,088	2,416	1,634
Illinois *	1,298	2,162	3,460	1,749
New Jersey *	786	1,174	1,960	992
Maryland	562	994	1,556	796
Puerto Rico *	828	630	1,458	1,122
Pennsylvania *	1,299	1,294	2,593	1,755
California	916	2,668	3,584	1,213
Ohio *	1,313	1,228	2,541	1,498
Virginia	442	935	1,377	580
Massachusetts	397	451	848	544
Michigan	691	1,151	1,842	921
Texas	1,332	3,285	4,617	2,251
Connecticut *	344	565	909	506
Wisconsin	520	536	1,056	694
All other jurisdictions	7,990	13,567	21,557	11,269
Total	21,832	35,878	57,710	30,028

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
 (1) We believe substantially all represent forbearances related to COVID-19.

MGIC Investment Corporation 2020 Form 10-K | 68

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
The primary default inventory by policy year at December 31, 2020, and 2019 appears in the table below.

Primary delinquent inventory by policy year

	Non-Forbearance	Forbearance (1)	Total	Total
	2020	2020	2020	2019
2004 and prior	2,948	937	3,885	4,686
2004 and prior %:	14%	3%	6%	16%
2005	1,791	671	2,462	2,799
2006	2,972	1,293	4,265	4,582
2007	4,681	3,330	8,011	7,096
2008	1,149	1,197	2,346	1,798
2005 - 2008%	49%	18%	30%	54%
2009	75	84	159	148
2010	61	38	99	115
2011	85	66	151	143
2012	128	229	357	231
2013	346	583	929	521
2014	700	1,389	2,089	1,101
2015	953	2,180	3,133	1,388
2009 - 2015%	11%	13%	12%	12%
2016	1,109	3,490	4,599	1,578
2017	1,566	5,180	6,746	1,989
2018	1,541	5,927	7,468	1,521
2019	1,259	6,670	7,929	332
2020	468	2,614	3,082	—
2016 and later %:	27%	67%	52%	18%

Total	21,832	35,878	57,710	30,028
(1) We believe substantially all represent forbearances related to COVID-19.

We expect that delinquencies will remain at elevated levels in 2021 as a result of the COVID-19 pandemic, including as a result of the increase in unemployment associated with initiatives intended to reduce the transmission of COVID-19. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe substantially all forbearance plans reported are related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current.

The losses we have incurred on our 2005 through 2008 books have exceeded our premiums from those books. Although uncertainty remains with respect to the ultimate losses we may experience on those books, as we continue to write new insurance, those books have become a smaller percentage of our total mortgage insurance portfolio. Our 2005 through 2008 books of business represented approximately 8% and 11% of our total primary RIF at December 31, 2020 and 2019, respectively. Approximately 37% and 39% of the remaining primary RIF on our 2005 through 2008 books of business benefited from HARP as of both December 31, 2020 and 2019, respectively.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2020, 66% of our primary RIF was written subsequent to December 31, 2017, 74% of our primary RIF was written subsequent to December 31, 2016, and 82% of our primary RIF was written subsequent to December 31, 2015.

MGIC Investment Corporation 2020 Form 10-K | 69

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
UNDERWRITING AND OTHER EXPENSES, NET
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses for 2020 decreased when compared to 2019 primarily due to a decreases in employee compensation costs, including equity-based compensation, and travel. This was partially offset by increases in professional services and equipment and software expense.

Underwriting expense ratio
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to NPW, and is presented in the table below for the past two years.

	Year Ended December 31,
	2020	2019
Underwriting expense ratio	19.2%	18.4%

The underwriting expense ratio increased in 2020 compared with 2019 due to lower NPW partially offset by a decrease in underwriting expenses.

INTEREST EXPENSE
2020 compared to 2019. Interest expense for 2020 was $60 million compared to $53 million for 2019. The increase is due to the issuance of the 5.25% Notes in August 2020, partially offset by the repurchase of a portion of the 5.75% Notes and the 9% Debentures.
INCOME TAX EXPENSE AND EFFECTIVE TAX RATE

Income tax provision and effective tax rate

(In millions, except rate)	2020	2019
Income before tax	$559	$848
Provision for income taxes	113	174
Effective tax rate	20.2%	20.5%

The decrease in our provision for income tax expense for 2020 compared to 2019 was primarily due to a decrease in income before tax. Our effective tax rate for 2020 and 2019 was below the federal statutory income tax rate of 21% primarily due to the benefits of tax-preferenced securities.

See Note 12 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation 2020 Form 10-K | 70

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
BALANCE SHEET REVIEW

Shareholders' equity

Shareholders' equity
	As of December 31,
(In millions)	2020	2019	$ Change
Shareholders' equity
Common stock	$371	$371	$—
Paid-in capital	1,862	1,870	(8)
Treasury stock	(393)	(283)	(110)
Accumulated Other Comprehensive Income (Loss), net of tax	217	73	144
Retained earnings	2,642	2,278	364
Total	$4,699	$4,309	$390

The increase in shareholders' equity in 2020 compared with the prior year was due to net income and an increase in the fair value of our investment portfolio, offset in part by quarterly dividends paid to shareholders and the repurchase of shares of our common stock in the first quarter of 2020.

Total assets and total liabilities
As of December 31, 2020, total assets were $7.4 billion and total liabilities were $2.7 billion. Compared to year-end 2019, total assets increased by $1.1 billion and total liabilities increased by $0.7 billion.

The following sections focus on the assets and liabilities experiencing major developments in 2020.

INVESTMENT PORTFOLIO
The investment portfolio increased 16%, to $6.7 billion as of December 31, 2020 (2019: $5.8 billion), as net cash from operations and proceeds from debt issuances were used in part for additional investment.

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
(1)Primarily MGIC

To achieve our portfolio objectives, our asset allocation considers the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by, and based on, the following factors:

è	economic and market outlooks;
è	diversification effects;
è	security duration;
è	liquidity;
è	capital considerations; and
è	income tax rates.

The average duration and embedded investment yield of our investment portfolio as of December 31, 2020 and 2019 is shown in the following table.

Portfolio duration and embedded investment yield

	December 31,
	2020	2019
Duration (in years)	4.3	3.9
Pre-tax yield (1)	2.6%	3.1%
After-tax yield (1)	2.1%	2.5%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The credit risk of a security is evaluated through analysis of the security's underlying fundamentals, including the issuer's sector, scale, profitability, debt coverage, and ratings. The investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. The following table shows the security ratings of our fixed income investments as of December 31, 2020 and 2019.

Fixed income security ratings
% of fixed income securities at fair value
	Security Ratings (1)
Period	AAA	AA	A	BBB
December 31, 2020	23%	22%	35%	20%
December 31, 2019	21%	20%	34%	24%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is shown; otherwise the lowest rating is shown.

MGIC Investment Corporation 2020 Form 10-K | 71

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
Our investment portfolio was invested in comparable security types for the years ended December 31, 2020 and December 31, 2019. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

Investments outlook
Our investment portfolio of fixed income securities is subject to interest rate risk and its fair value is likely to increase in a decreasing interest rate environment. We seek to manage our exposure to interest rate risk and volatility by maintaining a diverse mix of high quality securities with an intermediate duration profile. While higher interest rates may adversely impact the fair values of our fixed income securities, they present an opportunity to reinvest investment income and proceeds from security maturities into higher yielding securities.

Investing activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield. Any decline in market-based portfolio yield is expected to result in lower net investment income in future periods.

As of December 31, 2020, approximately 5% of the fair value of our investment portfolio consisted of securities referencing LIBOR, none of which reference one-week and two-month tenors. As discussed in our risk factor titled "The Company may be adversely impacted by the transition from LIBOR as a reference rate," the ICE Benchmark Administration, the administrator of LIBOR, began consulting on its intention to cease publishing after 2021, with respect to USD LIBOR, only the one-week and two-month tenors and, on June 30, 2023, all other USD LIBOR tenors.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased 78%, to $288 million, as of December 31, 2020 (2019: $162 million), as net cash generated from operating and financing activities was only partly offset by net cash used in investing activities.

LOSS RESERVES
Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves) (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. Loss reserves increased by 59% to $881 million as of December 31, 2020, from $555 million of December 31, 2019. Reinsurance recoverables on our estimated losses and settlement expenses were $95 million and $22 million as of December 31, 2020 and December 31, 2019, respectively. The overall increase in our net loss reserves during 2020 was primarily due to an increase in new delinquency notices as well as IBNR reserves, each due to the impacts of the COVID-19 pandemic.

LONG-TERM DEBT
Our long-term debt increased to $1,243.2 million as of December 31, 2020 from $832.8 million as of December 31, 2019. In August, 2020, we issued $650.0 million aggregate principal amount of 5.25% Notes due in 2028 with a three year call feature. We used a portion of the proceeds to repurchase $182.7 million in aggregate principal of our 5.75% Notes due in 2023 and $48.1 million in aggregate principal of our 9% Debentures due 2063. The balance of the proceeds remains at the holding company.

UNEARNED PREMIUM
Our unearned premium decreased to $287.1 million as of December 31, 2020 from $380.3 million as of December 31, 2019 primarily due to an increase in single premium policy cancellations.

OTHER LIABILITIES
Other liabilities increased 61% to $245 million as of December 31, 2020 (2019: $152 million), primarily due to increases in our deferred income tax liability, reinsurance premium payable (net of ceding commission and profit commission), investment securities payable, and interest payable. This was partially offset by decreases in accrued salaries and benefits payable.

Off-balance sheet arrangements
Home Re 2018-1 Ltd., Home Re 2019-1 Ltd., and Home Re 2020-1 Ltd. are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. See Note 9 - "Reinsurance," to our consolidated financial statements for additional information.

MGIC Investment Corporation 2020 Form 10-K | 72

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
LIQUIDITY AND CAPITAL RESOURCES

CONSOLIDATED CASH FLOW ANALYSIS
We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our insurance operations and income earned on our investment portfolio, less amounts paid for claims, interest expense and operating expenses, (2) investing cash flows related to the purchase, sale and maturity of investments and purchases of property and equipment and (3) financing cash flows generally from activities that impact our capital structure, such as changes in debt and shares outstanding and dividend payouts. The following table summarizes these three cash flows on a consolidated basis for the last two years.

Summary of consolidated cash flows

	Years ended December 31,
(In thousands)	2020	2019
Total cash provided by (used in):
Operating activities	$732,309	$609,532
Investing activities	(772,506)	(422,108)
Financing activities	167,821	(173,406)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$127,624	$14,018

Operating activities
The following list highlights the major sources and uses of cash flow from operating activities:

Sources
+	Premiums received
+	Loss payments from reinsurers
+	Investment income

Uses
-	Claim payments
-	Premium ceded to reinsurers
-	Interest expense
-	Operating expenses
Our largest source of cash is from premiums received from our insurance policies, which we receive on a monthly installment basis for most policies. Premiums are received at the beginning of the coverage period for single premium and annual premium policies. Our largest cash outflow is generally for claims that arise when a delinquency results in an insured loss. Due to the foreclosure moratorium and payment forbearance plans in place, we have experienced a decrease in losses and LAE paid. As the various moratorium and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain. We invest our claims paying resources from premiums and other sources in various investment securities that earn interest. We also use cash to pay for our ongoing expenses such as salaries, debt interest, professional services and occupancy costs.
In connection with the reinsurance we use to manage the risk associated with our insurance policies, we cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when claims subject to our reinsurance coverage are paid.

Net cash provided by operating activities in 2020 increased compared to 2019 primarily due to a lower level of losses paid, net, and a decrease in taxes paid, partially offset by a decrease in net premium written.

Investing activities
The following list highlights the major sources and uses of cash flow from investing activities:

Sources
+	Proceeds from sales of investments
+	Proceeds from maturity of fixed income securities

Uses
-	Purchases of investments
-	Purchases of property and equipment

We maintain an investment portfolio that is primarily invested in a diverse mix of fixed income securities. As of December 31, 2020, our portfolio had a fair value of $6.7 billion, an increase of $0.9 billion, or 16.1% from December 31, 2019. Net cash flows used in investing activities in 2020 and 2019 primarily reflect purchases of fixed income securities in an amount that exceeded our proceeds from sales and maturities of such securities during the year as cash from operations and financing activities was available for additional investment. In addition to investment portfolio activities, our investing activities included investment in our technology infrastructure to enhance our ability to conduct business and execute our strategies.

Financing activities
The following list highlights the major sources and uses of cash flow from financing activities:

Sources
+	Proceeds from debt and/or common stock issuances

Uses
-	Repurchase of common stock
-	Payment of dividends to shareholders
-	Repayment/repurchase of debt
-	Payment of withholding taxes related to share-based compensation net share settlement

Net cash flows used in financing activities in 2020 primarily reflect the issuance of our 5.25% Notes, partially offset by the repurchase of a portion of our 5.75% Notes and 9% Debentures, repurchases of our common stock, payment of dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement.
* * *
For a further discussion of matters affecting our cash flows, see "Balance Sheet Review" above and "Debt at our Holding Company and Holding Company Liquidity" below.

MGIC Investment Corporation 2020 Form 10-K | 73

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

Our capital management objectives are to:

è	influence and ensure compliance with capital requirements,
è	maintain access to capital and reinsurance markets,
è	manage our capital to support our business strategies and the competing priorities of relevant stakeholders
è	assess appropriate uses for capital that cannot be deployed in support of our business strategies, including the size and form of capital return to shareholders, and
è	support business opportunities by enabling capital flexibility and efficiently using company resources.

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

MGIC Investment Corporation 2020 Form 10-K | 74

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

Capital Structure
The following table summarizes our capital structure as of December 31, 2020, and 2019.

(In thousands, except ratio)	2020	2019
Common stock, paid-in capital, retained earnings, less treasury stock	$4,482,165	$4,236,526
Accumulated other comprehensive loss, net of tax	216,821	72,708
Total shareholders' equity	4,698,986	4,309,234
Long-term debt, par value	1,256,110	836,872
Total capital resources	$5,955,096	$5,146,106

Ratio of long-term debt to shareholders' equity	26.7%	19.4%

The increase in total shareholders' equity in 2020 from 2019 was primarily due to net income during 2020, offset by our repurchases of our common stock and an increase in gross unrealized gains. See Note 13 - "Shareholders' Equity" for further information.

MGIC Investment Corporation 2020 Form 10-K | 75

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms

DEBT AT OUR HOLDING COMPANY AND HOLDING COMPANY LIQUIDITY
Debt obligations - holding company
In August, 2020, we issued $650.0 million aggregate principal amount of 5.25% Notes due in 2028. We used a portion of the proceeds to repurchase $182.7 million in aggregate principal of our 5.75% Senior notes due in 2023 and $48.1 million in aggregate principal of our 9% Debentures due 2063.

The 5.75% Notes, 5.25% Notes, and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. We have no debt obligations due within the next twelve months. As of December 31, 2020, our 5.25% Notes had $650 million of outstanding principal due in 2028, our 5.75% Notes had $242.3 million of outstanding principal due in August 2023, and our 9% Debentures had $208.8 million of outstanding principal due in April 2063. The 9% Debentures are a convertible debt issuance. Subject to certain limitations and restrictions, holders of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated prior to the scheduled maturity.

In the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures of $132.7 million. In 2019, the $132.7 million was an outstanding obligation of our holding company to MGIC.

See Note 7 - "Debt" for further information on our outstanding debt obligations and transactions impacting our consolidated financial statements in 2020 and 2019.

Liquidity analysis - holding company
As of December 31, 2020, and December 31, 2019, we had approximately $847 million and $325 million, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. Under the PMIERs guidance, any dividend paid by MGIC to our holding company, through June 30, 2021 requires approval by the GSEs. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures approximating $67 million. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

During the first quarter of 2020 and for the full year of 2019, we used approximately $120 million and $114 million respectively, of available holding company cash to repurchase shares of our common stock. The repurchase programs may be suspended or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we have temporarily suspended stock repurchases, but may resume them in the future. See “Overview - Capital” of this MD&A for a discussion of our share repurchase programs.

We may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions. See "Overview-Capital" of this MD&A for a discussion for a discussion of our share repurchase programs.

In 2020 we used $82 million to pay cash dividends to shareholders. On January 26, 2021, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on February 17, 2021, payable on March 3, 2021.

Our holding company cash and investments increased $522 million in 2020, to $847 million as of December 31, 2020.

Significant cash and investments inflows during the year:
•$640 million of net proceeds from the issuance of our 5.25% Notes,
•$390 million of dividends received from MGIC, and
•$13 million of investment income.

Significant cash outflows during the year:
•$120 million of share repurchase transactions,
•$82 million in cash dividends paid to shareholders,
•$198 million in repurchases of our 5.75% Notes,
•$62 million in repurchases of our 9% Debentures, and
•$59 million of interest payments on our 5.75% Notes and 9% Debentures, of which approximately $12 million was paid for the portion of our 9% Debenture previously owned by MGIC.

The net unrealized gains on our holding company investment portfolio were approximately $4.7 million at December 31, 2020 and the portfolio had a modified duration of approximately 1.8 years.

Scheduled debt maturities beyond the next twelve months include $242.3 million of our 5.75% Notes in 2023, $650 of our 5.25% Notes in 2028, and $208.8 million of our 9% Debentures in 2063. The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 75.5932 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.23 per share. We may redeem the 9% Debentures in whole or in part from time to time,

MGIC Investment Corporation 2020 Form 10-K | 76

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.20 for at least 20 of the 30 trading days preceding notice of the redemption.
See Note 7 – “Debt” to our consolidated financial statements for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest. The description in Note 7 - “Debt" to our consolidated financial statements is qualified in its entirety by the terms of the notes and debentures. The terms of our 9% Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008. The terms of our 5.75% Notes are contained in a Supplemental Indenture, dated as of August 5, 2016, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on August 5, 2016, and in the Indenture dated as of October 15, 2000 between us and the trustee. The terms of our 5.25% Notes are contained in a Supplemental Indenture, dated as of August 12, 2020, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on August 12, 2020, and in the Indenture dated as of October 15, 2000 between us and the trustee.

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

As of December 31, 2020, MGIC’s Available Assets under PMIERs totaled approximately $5.3 billion, an excess of approximately $1.8 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of excess Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

	December 31,
(In millions)	2020	2019
QSR Transactions	$1,002	$779
Home Re Transactions	482	513
Total capital credit for Reinsurance Transactions	$1,484	$1,292

Our 2021 QSR transaction terms are generally comparable to our existing QSR transactions and will also provide PMIERs capital credit. The excess of loss agreement entered into in February 2021 will also provide additional PMIERs credit. Refer to Note 9 - "Reinsurance" to our consolidated financial statements for additional information on our reinsurance transactions.
We anticipate our delinquency inventory to remain elevated in 2021due to the impacts of the COVID-19 pandemic. The PMIERS generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to April 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan.

Forbearance for federally-insured mortgages allows for mortgage payments to be suspended for up to 360 days; an initial forbearance period of up to 180 days and, if requested by the borrower following contact by the servicer, an extension of up to 180 days. The servicer of the loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term has expired. If a servicer of a loan is unable to contact the borrower prior to the expiration of the first 180-day forbearance plan term, or, if the forbearance plan reaches its twelve-month anniversary and is not further extended, the forbearance plan will expire. In such case, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable and our Minimum Required Assets will increase.

Based on the date each loan in our delinquency inventory was reported to us as being in forbearance, we estimate that during the first two quarters of 2021, 69% of those will reach their twelve-month anniversary of having been in forbearance and, as a result, their forbearance plans may end.

We expect the GSEs and servicers will provide us with information about the forbearance status for nearly all of the loans in our delinquency inventory, and we believe substantially

MGIC Investment Corporation 2020 Form 10-K | 77

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
all reported forbearances are related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. As a result, in some cases, there may be a delay in our ability to take advantage of the 70% reduction.

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

The table below presents MGIC’s separate company risk-to-capital calculation.

Risk-to-capital - MGIC separate company

	December 31,
(In millions, except ratio)	2020	2019
RIF - net (1)	$44,511	$44,338
Statutory policyholders' surplus	$1,336	$1,619
Statutory contingency reserve	3,521	2,963
Statutory policyholders' position	$4,857	$4,582
Risk-to-capital	9.2:1	9.7:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($2.9 billion at December 31, 2020 and $1.5 billion at December 31, 2019) and for which case loss reserves have been established.

The table below presents our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate).

Risk-to-capital - Combined insurance companies

	December 31,
(In millions, except ratio)	2020	2019
RIF - net (1)	$44,868	$44,550
Statutory policyholders' surplus	$1,340	$1,619
Statutory contingency reserve	3,586	3,021
Statutory policyholders' position	$4,926	$4,640
Risk-to-capital	9.1:1	9.6:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($2.9 billion at December 31, 2020 and $1.5 billion at December 31, 2019) and for which case loss reserves have been established.

The 2020 decrease in MGIC's risk-to-capital and our combined insurance companies' risk to capital was due to an increase in statutory policyholders' position, partially offset by an increase in RIF, net of reinsurance. The increase in statutory policyholders' position was primarily due to an increase in statutory contingency reserves, offset by dividends paid to our holding company of $390 million. The increase in our RIF, net of reinsurance, was due to an increase in our IIF, offset by an increase in our reduction to risk on policies that are currently in default for which loss reserves have been established. Our risk-to-capital ratio will decrease if the percentage increase in capital exceeds the percentage increase in insured risk.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item IA.

Financial Strength Ratings

MGIC financial strength ratings

Rating Agency	Rating	Outlook
Moody's Investors Service	Baa1	Stable
Standard and Poor's Rating Services	BBB+	Negative
A.M. Best	A-	Stable

MAC financial strength ratings

Rating Agency	Rating	Outlook
A.M. Best	A-	Stable

Earlier this year, Standard and Poor's revised its outlook for the U.S. Mortgage Insurers market segment to "negative,” due to the risks associated with the COVID-19 pandemic and A.M. Best revised its outlook for the U.S. Mortgage Insurers market segment to "negative," but did not change MGIC's or MAC’s outlook at that time. For further information about the importance of MGIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses” in Item 1A.

MGIC Investment Corporation 2020 Form 10-K | 78

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
Contractual Obligations
The following table summarizes, as of December 31, 2020, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations

	Payments due by period
		Less than			More than
(In millions)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	2,376.1	70.1	534.3	105.8	1,665.9
Operating lease obligations	1.9	0.8	1.0	0.1	—
Purchase obligations	25.2	19.2	5.0	1.0	—
Other long-term liabilities	880.5	137.5	485.3	257.7	—
Total	3,283.7	227.6	1,025.6	364.6	1,665.9
Our long-term debt obligations as of December 31, 2020 include their related interest and are discussed in Note 7 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements. Purchase obligations consist primarily of agreements to purchase items related to our ongoing infrastructure projects and information technology investments in the normal course of business.

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

MGIC Investment Corporation 2020 Form 10-K | 79

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
Benefit Plans
We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. Retirement benefits are based on compensation and years of service. We maintain plan assets to fund our defined benefit pension plan obligations. We did not have a minimum funding requirement for the defined benefit pension plan for 2020 or 2019 and do not anticipate having a minimum funding requirement in 2021. We have significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2020 and 2019, we voluntarily made contributions totaling $5.9 million, and $7.1 million, respectively. We plan to make a voluntary contribution of approximately $6.2 million to the defined benefit pension plan in 2021. In determining future contributions, we will consider the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and our other capital requirements. As of December 31, 2020, we had accrued a liability of $10.4 million related to our defined benefit pension plan as the projected obligation was in excess of plan assets. The supplemental executive retirement plan benefits are accrued for and are paid from MGIC assets following employee retirements. We plan to pay benefits of approximately $0.3 million under the supplemental executive retirement plan in 2021.

Our projected benefit obligations under these plans are subject to numerous actuarial assumptions that may change in the future and as a result could substantially increase or decrease our obligations. Plan assets held to pay our defined benefit pension plan obligations are primarily invested in a portfolio of debt securities to preserve capital and to provide monthly cash flows aligned with the liability component of our obligations, with a lesser percentage invested in a mix of equity securities. If the performance of our invested plan assets differs from our expectations, the funded status of the defined benefit pension plan may decline, even with no significant change in the obligations. See Note 11 - "Benefit Plans" to our consolidated financial statements for a complete discussion of these plans and their effect on the consolidated financial statements.

MGIC Investment Corporation 2020 Form 10-K | 80

MGIC Investment Corporation and Subsidiaries
Management's Discussion and Analysis
Table of Contents | Glossary of terms and acronyms
CRITICAL ACCOUNTING POLICIES

The accounting policies described below require significant judgments and estimates in the preparation of our consolidated financial statements.

LOSS RESERVES
Loss reserves include case reserves, IBNR reserves, and LAE reserves.

Case Reserves
Case reserves are established for estimated insurance losses when notices of delinquency on insured mortgage loans are received. Such loans are referred to as being in out delinquency inventory. For reporting purposes, we consider a loan delinquent when it is two or more payments past due and has not become current or resulted in a claim payment. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excluded mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently delinquent.

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

The claim rates and claim severities are affected by external events, including actual economic conditions such as changes in unemployment rates, interest rates or housing values, pandemics and natural disasters. Our estimation process does not include a correlation between claim rates and claim severities to projected economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results as the change in one economic condition cannot be isolated to determine its specific effect on our ultimate paid losses because each economic condition is also influenced by other economic conditions. Additionally, the changes and interactions of these economic conditions are not likely homogeneous throughout the regions in which we conduct business. Each economic condition influences our ultimate paid losses differently, even if apparently similar in nature. Furthermore, changes in economic conditions may not necessarily be reflected in our loss development in the quarter or year in which the changes occur. Actual claim results generally lag changes in economic conditions by at least nine to twelve months.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 17 – “Litigation and Contingencies” to our consolidated financial statements.

Our estimate of loss reserves is sensitive to changes in claim rate and claim severity; it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2020, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $16 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $34 million. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

Historical development of loss reserves

(In thousands)	Losses incurred related to prior years (1)	Reserve at end of prior year
2020	19,604	555,334
2019	(71,006)	674,019
2018	(167,366)	985,635
2017	(231,204)	1,438,813
2016	(147,658)	1,893,402
(1)A negative number for a prior year indicates a redundancy of loss reserves. A positive number for a prior year indicates a deficiency of loss reserves.

See Note 8 – “Loss Reserves” to our consolidated financial statements for a discussion of recent loss development.

IBNR Reserves
IBNR reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but not yet reported to us. Consistent with reserves for reported delinquencies, IBNR reserves are established using estimated claim rates and claim severities for the estimated number of delinquencies not reported. As of December 31, 2020 and 2019, we had IBNR reserves of approximately $28 million and $23 million, respectively.

The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of

MGIC Investment Corporation 2020 Form 10-K | 81

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

REVENUE RECOGNITION
When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy life. We are generally obligated to renew the policies and have no ability to re-underwrite or reprice these policies after issuance. Premiums written on monthly premium policies are earned as coverage is provided. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve and earned over the estimated policy life. Premiums written on policies covering more than one year are amortized over the policy life based on historical experience, which includes the anticipated incurred loss pattern. Premiums written on annual premium policies are earned on a monthly pro rata basis.  When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. Policies may be cancelled by the insured, or due to rescissions or claim payments. When a policy is rescinded, all previously collected premium is returned to the servicer, and when a claim is paid, all premium collected since the date of default is returned. The liability associated with our estimate of premium to be returned is accrued for separately and this liability is included in “Other liabilities” on our consolidated balance sheets. Changes in these liabilities and the actual return of premium affect premiums written and earned.

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

FAIR VALUE MEASUREMENTS
Investment Portfolio
Fixed income securities. Our fixed income securities are classified as available-for-sale and are reported at fair value. The related unrealized investment gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Realized investment gains and losses on fixed income securities are reported in income based upon specific identification of securities sold, as well as any credit allowance (2020), and any "other than temporary" impairments (2019) recognized in earnings.

Equity securities. Our equity securities reported at fair value are classified as available-for-sale. Equity securities carried at cost, for which the amount approximates fair value, are reported as Other Invested Assets. Realized investment gains and losses on equity securities are reported in income based upon specific identification of securities sold, as well as any change in fair value of equity securities.

Other invested assets. Other invested assets are carried at cost. These assets represent our investment in FHLB stock, which due to restrictions, is required to be redeemed or sold only to the security issuer at par value.
In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

è	Level 1	Quoted prices for identical instruments in active markets that we can access. Financial assets using Level 1 inputs primarily include U.S. Treasury securities, money market funds, treasury bills, and certain equity securities.
è	Level 2	Quoted prices for similar instruments in active markets that we can access; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the instrument. The observable inputs are used in valuation models to calculate the fair value of the instruments. Financial assets using Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-backed securities, asset-backed securities, most municipal bonds, and commercial paper.

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

MGIC Investment Corporation 2020 Form 10-K | 82

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

Unrealized losses and allowance for credit losses
Effective January 1, 2020, each quarter we perform reviews of our investments to assess declines in fair value of available-for-sale securities. Any impairment losses on available-for-sale securities are recorded as an allowance for credit losses, subject to reversal, with realized investment gains and losses. In evaluating whether a credit allowance should be established, we consider several factors including, but not limited to:

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

When a security is considered to be impaired, the losses are separated into the portion of the loss that represents the credit loss and the portion that is due to other factors. An allowance for credit losses is recorded, subject to reversal, for the credit loss portion in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive loss, net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security is less than the cost basis of the security.

For 2019, our evaluation of whether a decline in fair values is other-than-temporary also included reviewing the extent and duration of the decline. Based on our evaluation, if the fair value of a security is below its amortized cost at the time of our intent to sell, the security is classified as other-than-temporarily impaired and the full amount of the impairment is
recognized as a loss in the statement of operations.
Otherwise, when a security is considered to be other-than-temporarily impaired, the losses are separated into the portion of the loss that represents the credit loss and the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive loss, net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security is less than the cost basis of the security. If the security is determined to be other-than-temporary-impaired the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations.

Fair Value Option
For the years ended December 31, 2020, 2019, and 2018, we did not elect the fair value option for any financial instruments acquired, or issued, such as our outstanding debt obligations, for which the primary basis of accounting is not fair value.

MGIC Investment Corporation 2020 Form 10-K | 83

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

We manage credit risk via our investment policy guidelines which primarily require us to place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section C, Investment Portfolio" in Item 1.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2020, the modified duration of our fixed income investment portfolio was 4.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.3% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Balance Sheet Review– Investment Portfolio" in Item 7.

MGIC Investment Corporation 2020 Form 10-K | 84

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements are filed pursuant to this Item 8:

MGIC Investment Corporation 2020 Form 10-K | 85

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
(In thousands)	Note	2020	2019
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost, 2020 - $6,317,164; 2019 - $5,562,550)		$6,661,596	$5,737,892
Equity securities, at fair value (cost, 2020 - $17,522; 2019 - $17,188)		18,215	17,328
Other invested assets, at cost		3,100	3,100
Total investment portfolio		6,682,911	5,758,320

Cash and cash equivalents		287,953	161,847
Restricted cash and cash equivalents		8,727	7,209
Accrued investment income		49,997	49,705
Reinsurance recoverable on loss reserves	9	95,042	21,641
Reinsurance recoverable on paid losses	9	669	1,521
Premiums receivable		56,044	55,587
Home office and equipment, net		47,144	50,121
Deferred insurance policy acquisition costs		21,561	18,531
Other assets		104,478	105,089
Total assets		$7,354,526	$6,229,571

Liabilities and shareholders' equity
Liabilities:
Loss reserves	8	$880,537	$555,334
Unearned premiums		287,099	380,302
Federal Home Loan Bank Advance	7	155,000	155,000
Senior notes	7	879,379	420,867
Convertible junior subordinated debentures	7	208,814	256,872
Other liabilities		244,711	151,962
Total liabilities		2,655,540	1,920,337
Contingencies	17
Shareholders' equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2020 - 371,353; 2019 - 371,353; outstanding 2020 - 338,573; 2019 - 347,308)		371,353	371,353
Paid-in capital		1,862,042	1,869,719
Treasury stock (shares at cost 2020 - 32,779; 2019 - 24,045)		(393,326)	(283,196)
Accumulated other comprehensive income, net of tax	10	216,821	72,708
Retained earnings		2,642,096	2,278,650
Total shareholders' equity		4,698,986	4,309,234
Total liabilities and shareholders' equity		$7,354,526	$6,229,571
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2020 Form 10-K | 86

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended December 31,
(In thousands, except per share data)	Note	2020	2019	2018
Revenues:
Premiums written:
Direct		$1,106,632	$1,124,196	$1,103,332
Assumed		10,837	6,446	271
Ceded	9	(188,727)	(129,334)	(111,341)
Net premiums written		928,742	1,001,308	992,262
Decrease (increase) in unearned premiums		93,201	29,680	(17,100)
Net premiums earned	9	1,021,943	1,030,988	975,162

Investment income, net of expenses	5	154,396	167,045	141,331
Net realized investment gains (losses)	5	13,752	5,306	(1,353)
Other revenue		9,055	10,638	8,708
Total revenues		1,199,146	1,213,977	1,123,848

Losses and expenses:
Losses incurred, net	8 / 9	364,774	118,575	36,562
Amortization of deferred policy acquisition costs		12,380	12,001	11,932
Other underwriting and operating expenses, net		176,398	182,768	178,211
Loss on debt extinguishment	7	26,736	—	—
Interest expense	7	59,595	52,656	52,993
Total losses and expenses		639,883	366,000	279,698
Income before tax		559,263	847,977	844,150
Provision for income taxes	12	113,170	174,214	174,053
Net income		$446,093	$673,763	$670,097

Earnings per share:	4
Basic		$1.31	$1.91	$1.83
Diluted		$1.29	$1.85	$1.78

Weighted average common shares outstanding - basic	4	339,953	352,827	365,406
Weighted average common shares outstanding - diluted	4	359,293	373,924	386,078

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2020 Form 10-K | 87

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years Ended December 31,
(In thousands)	Note	2020	2019	2018
Net income		$446,093	$673,763	$670,097
Other comprehensive income (loss), net of tax:	10
Change in unrealized investment gains and losses	5	133,616	173,910	(64,646)
Benefit plans adjustment	11	10,497	23,012	(15,767)
Other comprehensive income (loss), net of tax		144,113	196,922	(80,413)
Comprehensive income		$590,206	$870,685	$589,684
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2020 Form 10-K | 88

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Years Ended December 31,
(In thousands)	Note	2020	2019	2018
Common stock
Balance, beginning of year		$371,353	$371,353	$370,567
Net common stock issued under share-based compensation plans		—	—	786
Balance, end of year		371,353	371,353	371,353

Paid-in capital
Balance, beginning of year		1,869,719	1,862,536	1,850,582
Reacquisition of convertible junior subordinated debentures-equity component	7	(2,673)	—	—
Net common stock issued under share-based compensation plans		—	—	(8,917)
Reissuance of treasury stock, net under share-based compensation plans		(18,807)	(11,715)	—
Equity compensation		13,803	18,898	20,871
Balance, end of year		1,862,042	1,869,719	1,862,536

Treasury stock
Balance, beginning of year		(283,196)	(175,059)	—
Purchases of common stock	13	(119,997)	(114,126)	(175,059)
Reissuance of treasury stock, net under share-based compensation plans		9,867	5,989	—
Balance, end of year		(393,326)	(283,196)	(175,059)

Accumulated other comprehensive income (loss)
Balance, beginning of year		72,708	(124,214)	(43,783)
Cumulative effect of financial instruments accounting standard update	3	—	—	(18)
Other comprehensive income (loss)	10	144,113	196,922	(80,413)
Balance, end of year		216,821	72,708	(124,214)

Retained earnings
Balance, beginning of year		2,278,650	1,647,275	977,160
Cumulative effect of financial instruments accounting standard update	3	—	—	18
Net income		446,093	673,763	670,097
Cash dividends		(82,647)	(42,388)	—
Balance, end of year		2,642,096	2,278,650	1,647,275

Total shareholders' equity		$4,698,986	$4,309,234	$3,581,891
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2020 Form 10-K | 89

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$446,093	$673,763	$670,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	57,812	48,784	58,215
Deferred tax expense	27,475	11,096	186,572
Loss on debt extinguishment	26,736	—	—
Net realized investment (gains) losses	(13,752)	(5,306)	1,353
Change in certain assets and liabilities:
Accrued investment income	(292)	(1,704)	(1,941)
Reinsurance recoverable on loss reserves	(73,401)	11,687	15,146
Reinsurance recoverable on paid losses	852	1,427	924
Premiums receivable	(457)	(497)	(1,045)
Deferred insurance policy acquisition costs	(3,030)	(643)	953
Profit commission receivable	4,586	4,945	(5,479)
Loss reserves	325,203	(118,685)	(311,616)
Unearned premiums	(93,203)	(29,683)	17,051
Return premium accrual	(500)	(11,500)	(22,900)
Current income taxes	6,271	1,057	(77,551)
Other, net	21,916	24,791	14,738
Net cash provided by operating activities	732,309	609,532	544,517
Cash flows from investing activities:
Purchases of investments	(2,636,972)	(1,394,126)	(1,459,473)
Proceeds from sales of investments	836,851	229,796	370,449
Proceeds from maturity of fixed income securities	1,030,926	748,165	785,175
Net decrease in payables for securities	—	(307)	307
Additions to property and equipment	(3,311)	(5,636)	(14,238)
Net cash used in investing activities	(772,506)	(422,108)	(317,780)
Cash flows from financing activities:
Proceeds from issuance of senior notes	640,250	—	—
Purchase of senior notes	(179,735)	—	—
Payment of original issue discount - senior notes	(2,969)	—	—
Purchase of convertible junior subordinated debentures	(36,392)	—	—
Payment of original issue discount- convertible junior subordinated debentures	(15,049)	—	—
Cash portion of loss on debt extinguishment	(25,266)	—	—
Repurchase of common stock	(119,997)	(125,766)	(163,419)
Dividends paid	(82,061)	(41,914)	—
Payment of debt issuance costs	(2,020)	—	—
Payment of withholding taxes related to share-based compensation net share settlement	(8,940)	(5,726)	(8,131)
Net cash provided by (used in) financing activities	167,821	(173,406)	(171,550)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	127,624	14,018	55,187
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	169,056	155,038	99,851
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$296,680	$169,056	$155,038
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2020 Form 10-K | 90

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1	Nature of Business
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation ("MGIC"), is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. Primary mortgage insurance provides mortgage default protection on individual loans and covers a percentage of the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us, of the underlying property. MGIC Assurance Corporation ("MAC") and MGIC Indemnity Corporation ("MIC"), insurance subsidiaries of MGIC, provide insurance for certain mortgages under Fannie Mae and Freddie Mac (the "GSEs") credit risk transfer programs.

Through certain non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting, analysis of loan originations and portfolios, and mortgage lead generation.

At December 31, 2020, our direct primary insurance in force ("IIF") was $246.6 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct primary risk in force ("RIF") was $61.8 billion, which represents the IIF multiplied by the insurance coverage percentage.

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of December 31, 2020, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

RECLASSIFICATIONS
Certain reclassifications to 2019 and 2018 amounts have been made in the accompanying consolidated financial statements to conform to the 2020 presentation.

RECENT DEVELOPMENTS
The COVID-19 pandemic had a material impact on our 2020 financial results. Among other things, the COVID-19 pandemic led to an increase in delinquencies, which increased our capital requirements under PMIERs on those delinquent loans and increased our losses incurred. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the level of unemployment, and the impact of government initiatives and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19.

SUBSEQUENT EVENTS
We have considered subsequent events through the date of this filing. In February 2021, MGIC executed an insurance linked note transaction. In addition, we have agreed to terms on a quota share reinsurance transaction which provides coverage on eligible NIW in 2021 and 2022 (see Note 9 - "Reinsurance").

MGIC Investment Corporation 2020 Form 10-K | 91

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

The fair value of an asset or liability is defined as the price that would be received upon a sale of an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices or inputs, where available. If prices or quotes are not available, fair value is based on valuation models or other valuation techniques that consider relevant transaction characteristics (such as maturity) and use as inputs observable or unobservable market parameters including yield curves, interest rates, volatilities, equity or debt prices, and credit curves. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, as described below.

Valuation process
We use independent pricing sources to determine the fair value of a substantial majority of our financial instruments, which primarily consist of assets in our investment portfolio, but also includes cash and cash equivalents and restricted cash and cash equivalents. A variety of inputs are used; in approximate order of priority, they are: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

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

The three levels are defined as follows:

è	Level 1	Quoted prices for identical instruments in active markets that we can access. Financial assets using Level 1 inputs primarily include U.S. Treasury securities, money market funds, treasury bills, and certain equity securities.
è	Level 2	Quoted prices for similar instruments in active markets that we can access; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the instrument. The observable inputs are used in valuation models to calculate the fair value of the instruments. Financial assets using Level 2 inputs primarily include obligations of U.S. government corporations and agencies, corporate bonds, mortgage-backed securities, asset-backed securities, most municipal bonds, and commercial paper.

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

MGIC Investment Corporation 2020 Form 10-K | 92

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

INVESTMENTS
Fixed income securities. Our fixed income securities are classified as available-for-sale and are reported at fair value. The related unrealized investment gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Realized investment gains and losses on fixed income securities are reported in income based upon specific identification of securities sold as well as any credit allowance (2020), and any "other than temporary" impairments ("OTTI") (2019).

Equity securities. Equity securities are reported at fair value, except for certain securities that are carried at cost. Equity securities carried at cost are reported as Other invested assets. Realized investment gains and losses on equity securities are reported in income based upon specific identification of securities sold, as well as any change in fair value of equity securities.

Other invested assets. Other invested assets are carried at cost. These assets represent our investment in Federal Home Loan Bank of Chicago ("FHLB") stock, which due to restrictions, is required to be redeemed or sold only to the security issuer at par value.

Unrealized losses and allowance for credit losses
Effective January 1, 2020, each quarter we perform reviews of our investments to assess if declines in fair value of available-for-sale securities are impaired. In evaluating the decline in fair value, we consider several factors including, but not limited to:

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

Based on our evaluation, we will record a realized loss on a security if we intend to sell the impaired security, if it is more likely than not that we will be required to sell the impaired security prior to recovery of its amortized cost basis, or if the present value of the discounted cash flows we expect to collect is less than the amortized cost basis of the security.

When a security is considered to be impaired, the losses are separated into the portion of the loss that represents the credit loss and the portion that is due to other factors. An allowance for credit losses is recorded, subject to reversal, for the credit loss portion in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive loss, net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security is less than the cost basis of the security.

For 2019, our evaluation of whether a decline in fair values is other-than-temporary also includes reviewing the extent and duration of the decline. Based on our evaluation, if the fair value of a security is below its amortized cost at the time of our intent to sell, the security is classified as other-than-temporarily impaired and the full amount of the impairment is
recognized as a loss in the statement of operations.
Otherwise, when a security is considered to be other-than-temporarily impaired, the losses are separated into the portion of the loss that represents the credit loss and the portion that is due to other factors. The credit loss portion is recognized as a loss in the statement of operations, while the loss due to other factors is recognized in accumulated other comprehensive loss, net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security is less than the cost basis of the security. If the security is determined to be other-than-temporary-impaired the security is classified as other-than-temporarily impaired and the full amount of the impairment is recognized as a loss in the statement of operations.

HOME OFFICE AND EQUIPMENT
Home office and equipment is carried at cost net of depreciation. For financial reporting purposes, depreciation is determined on a straight-line basis for the home office and equipment over estimated lives ranging from 3 to 45 years. For income tax purposes, we use accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $51.2 million, $43.0 million and $38.1 million as of December 31, 2020, 2019 and 2018, respectively. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $6.3 million, $6.5 million and $6.0 million, respectively.

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

LOSS RESERVES
Case reserves and loss adjustment expenses ("LAE") reserves are established when notices of delinquency on insured mortgage loans are received. Such loans are referred to as being in our delinquency inventory. For reporting purposes, we consider a loan delinquent when it is two or more payments past due and has not become current or resulted in a claim payment. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish case reserves for future claims on insured loans which are not currently delinquent.

MGIC Investment Corporation 2020 Form 10-K | 93

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

Incurred but not reported ("IBNR") reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but not yet reported to us. Consistent with reserves for reported delinquencies, IBNR reserves are also established using estimated claim rates and claim severities.

LAE reserves are established for the estimated costs of settling claims, including legal and other expenses, and general expenses of administering the claims settlement process.

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

Effective, January 1, 2020, we assess whether a credit loss exists for our premium receivable. In determining if a credit loss allowance is required for premium receivable, consideration is given to the life of the premium receivable asset, areas of potential credit loss, and forward-looking predictive indicators. Any estimated credit loss would be immediately recognized.

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

BENEFIT PLANS
We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. Retirement benefits are based on compensation and years of service.  Effective January 1, 2019, all participants, regardless of hire or rehire date, earn benefits using a cash balance formula. Participants hired or rehired prior to January 1, 2014, earned benefits under a traditional formula through December 31, 2018. which calculated a pension credit for each year of eligible service. Under the cash balance formula, participants’ accounts are credited each year with an employer contribution and interest. The employer contribution is a percentage of eligible earnings based on the participant’s age on January 1, 2019. We recognize these retirement benefit costs

MGIC Investment Corporation 2020 Form 10-K | 94

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

over the period during which employees render the service that qualifies them for benefits. Our policy is to fund pension cost as required under the Employee Retirement Income Security Act of 1974.

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

REINSURANCE
Loss reserves are reported before taking credit for amounts ceded under reinsurance agreements. Ceded loss reserves are reflected as "Reinsurance recoverable on loss reserves." Amounts due from reinsurers on paid claims are reflected as “Reinsurance recoverable on paid losses.” Ceded premiums payable are included in “Other liabilities.” Profit commissions are included with “Premiums written – Ceded” and ceding commissions are included with “Other underwriting and operating expenses, net.” We remain liable for all insurance ceded.  (See Note 9 – “Reinsurance.”)

Quarterly, we assess the credit risk associated with our reinsurance recoverable. Effective January 1, 2020 if an estimated credit loss is expected to occur over the remaining life of reinsurance recoverable, it is immediately recorded to income. In assessing whether a credit allowance should be established, we consider several factors including, but not limited to the credit ratings of individual reinsurers, investor reports for our Home Re Transactions, collateral held in trust accounts in which MGIC is the sole beneficiary, and aging of outstanding reinsurance recoverable balances.

Assumed reinsurance is based on information received from the ceding company.

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

RELATED PARTY TRANSACTIONS
In 2020, MGIC Reinsurance Corporation of Wisconsin, a subsidiary of MGIC, merged with MGIC. There were no related party transactions during 2019 or 2018.

RECENT ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting standards effective in 2020, or early adopted, and relevant to our financial statements

Measurement of Credit Losses on Financial Instruments: ASU 2016-13
Effective January 1, 2020, we adopted ASC 326, Financial Instruments - Credit Losses (“CECL”). This new standard replaced the incurred loss impairment methodology with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under CECL, allowances are established by incorporating the forecast of future economic conditions into our loss estimate unless such forecast is not reasonable and supportable, in which case we revert to historical loss experience. Application of the CECL model impacts our reinsurance recoverables and premium receivable. ASC 326 also replaced the OTTI model with an impairment allowance model, subject to reversal, for available-for-sale investments, which are measured at fair value. Our mortgage insurance policies are outside the scope of ASC 326. The new guidance is not prescriptive about certain aspects of estimating expected credit losses, including the specific methodology to use, and therefore requires significant judgment in application. Applying ASC 326, we have determined that an allowance for credit losses related to our premium receivables and reinsurance recoverables was not necessary as of December 31, 2020. At December 31, 2020, we established an allowance for credit losses for available-for-sale securities of $49 thousand. We continue to apply the previous guidance to 2019 and prior periods.
Changes to the Disclosure Requirements for Fair Value Measurement: ASU 2018-13
Effective January 1, 2020, we adopted FASB guidance that changes the disclosure requirements for fair value measurements. The updated guidance removed the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The updated guidance requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of the updated guidance did not have a material effect on our consolidated financial statement disclosures.

MGIC Investment Corporation 2020 Form 10-K | 95

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Changes to the Disclosure Requirements for Defined Benefit Plans: ASU 2018-14
In August 2018, the FASB issued amendments to modify the disclosure requirements for defined benefit plans. The updated guidance removed the requirements to identify amounts that are expected to be reclassified out of accumulated other comprehensive income and recognized as components of net periodic benefit cost in the coming year and the effects of a one-percentage-point change in assumed health care cost trend rates on service and interest cost and on the postretirement benefit obligation. The updated guidance added disclosures for the weighted-average interest crediting rates for cash balance plans and other plans with interest crediting rates and explanations for significant gains and losses related to changes in the benefit obligation for the period. Early adoption is permitted. An entity should apply the amendments on a retrospective basis to all periods presented. The adoption of this guidance did not have a material impact to our consolidated financial statement disclosures.
Prospective Accounting Standards
Table 2.1 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

Standard / Interpretation
Table	2.1

Amended Standards			Effective date
ASC 321, 323, 815	Investments
	•	ASU 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	January 1, 2021
ASC 740	Income Taxes
	•	ASU 2019-12 - Simplifying the Accounting for Income Taxes	January 1, 2021
ASC 310-20	Receivables
	•	ASU 2020-08 - Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs	January 1, 2021
ASC 470, 815	Debt
	•	ASU 2020-06 - Debt with conversion and other options (Topic 470), derivatives and hedging - contracts in entity’s own equity (Topic 815)	January 1, 2022

Clarification of Accounting for Equity Securities: ASU 2020-01
In January 2020, the FASB issued guidance which clarifies certain interactions of accounting for equity securities under Topic 321, under the equity method of accounting in Topic 323, and accounting for certain forward contracts and purchased options in Topic 815. The amendment clarifies the consideration of observable transactions before applying or discounting the equity method of accounting. The updated guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. We have evaluated the impacts the adoption of this guidance will have on our consolidated financial statements, and determined it will not have a material impact.

Simplifying the Accounting for Income Taxes: ASU 2019-12
In December 2019, the FASB issued guidance which simplifies Accounting for Income Taxes (Topic 740). The ASU intends to reduce complexity through clarification and amendments of existing guidance. The updated guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. We have evaluated the impacts the adoption of this guidance will have on our consolidated financial statements, and determined it will not have a material impact.

Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs: ASU 2020-08
In October 2020, the FASB issued amendments to the codification that clarifies the accounting guidance for Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. FASB standard 2017-08 shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date and clarified the FASB’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-35-33 for each reporting period. This guidance clarifies the issuer of a callable debt security should utilize the next call date versus the earliest call date in amortizing premium. The updated guidance is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. We have evaluated the impacts the adoption of this guidance will have on our consolidated financial statements, and determined it will not have a material impact.
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: ASU 2020-06
In August 2020, the FASB issued guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. It also includes amendments to EPS guidance. The updated guidance reduces the number of accounting models for convertible debt instruments and convertible preferred stock. This ASU eliminates the cash conversion and the beneficial conversion models, which will make more instruments eligible for the fair value option. As a result of these changes, more convertible instruments will be reported as a single unit on the balance sheet. The updated guidance also includes updates to the EPS calculation. The ASU requires companies to use the if-converted method, assume share settlement when settlement can be in cash or in shares, use an average market price for the period if the number of shares is based on an entity’s share price, and use the weighted average shares from each quarter to calculate the year to date weighted average shares. The ASU also includes improvements to the disclosures for convertible instruments and EPS. The updated guidance is effective for annual periods beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020. The ASU requires adoption to be applied retrospectively or using a modified retrospective basis. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statement disclosures and whether we would early adopt.

MGIC Investment Corporation 2020 Form 10-K | 96

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4	Earnings Per Share
Table 4.1 reconciles basic and diluted EPS amounts:

Earnings per share
Table	4.1
		Years Ended December 31,
(In thousands, except per share data)		2020	2019	2018
Basic earnings per share:
Net income		$446,093	$673,763	$670,097
Weighted average common shares outstanding - basic		339,953	352,827	365,406
Basic earnings per share		$1.31	$1.91	$1.83
Diluted earnings per share:
Net income		$446,093	$673,763	$670,097
Interest expense, net of tax (1):
9% Debentures		17,004	18,264	18,264
Diluted income available to common shareholders		$463,097	$692,027	$688,361
Weighted-average shares - basic		339,953	352,827	365,406
Effect of dilutive securities:
Unvested restricted stock units		1,589	2,069	1,644
9% Debentures		17,751	19,028	19,028
Weighted average common shares outstanding - diluted		359,293	373,924	386,078
Diluted income per share		$1.29	$1.85	$1.78
(1) Interest expense for the years ended December 31, 2020, 2019 and 2018 has been tax effected at a rate of 21%.

For the years ended December 31, 2020, 2019, and 2018, all of our then outstanding 9% Debentures are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock related to the outstanding 9% Debentures is assumed issued as of the beginning of the reporting period and the related interest expense, net of tax, is added back to earnings in calculating diluted EPS.

MGIC Investment Corporation 2020 Form 10-K | 97

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5	Investments
FIXED INCOME SECURITIES
Our fixed income securities consisted of the following as of December 31, 2020 and 2019:

Details of fixed income investment securities by category as of December 31, 2020
Table	5.1a
(In thousands)		Amortized Cost	Allowance for Expected Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$264,531	$—	$1,164	$(2)	$265,693
Obligations of U.S. states and political subdivisions		2,083,568	—	166,557	(256)	2,249,869
Corporate debt securities		2,690,860	—	155,156	(1,728)	2,844,288
ABS		203,807	(49)	2,946	(18)	206,686
RMBS		425,532	—	6,472	(838)	431,166
CMBS		312,572	—	16,055	(1,125)	327,502
CLOs		310,616	—	566	(692)	310,490
Debt securities issued by foreign sovereign governments		4,485	—	224	—	4,709
Other Investments (1)		21,193	—	—	—	21,193
Total fixed income securities		$6,317,164	$(49)	$349,140	$(4,659)	$6,661,596

Details of fixed income investment securities by category as of December 31, 2019
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$195,176	$1,237	$(210)	$196,203
Obligations of U.S. states and political subdivisions		1,555,394	99,328	(857)	1,653,865
Corporate debt securities		2,711,910	76,220	(3,008)	2,785,122
ABS		227,376	2,466	(178)	229,664
RMBS		271,384	429	(3,227)	268,586
CMBS		274,234	5,531	(779)	278,986
CLOs		327,076	33	(1,643)	325,466
Total fixed income securities		$5,562,550	$185,244	$(9,902)	$5,737,892
(1)Consists of short-term commercial paper with original maturities greater than ninety days.
The increase in gross unrealized gains and the decrease in gross unrealized losses in our fixed income securities from December 31, 2019 to December 31, 2020 were primarily caused by declines in interest rates during that period.
We had $14.1 million and $13.9 million of investments at fair value on deposit with various states as of December 31, 2020 and 2019, respectively, due to regulatory requirements of those states' insurance departments. In connection with our insurance and reinsurance activities, we are required to maintain assets in trusts for the benefit of contractual counterparties. The fair value of the investments on deposit in these trusts was $165.9 million and $88.9 million at December 31, 2020 and 2019, respectively.

MGIC Investment Corporation 2020 Form 10-K | 98

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 5.2 compares the amortized cost and fair values of fixed income securities, by contractual maturity, as of December 31, 2020. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed separately in the table.

Fixed income securities maturity schedule
Table	5.2
		December 31, 2020
(In thousands)		Amortized Cost	Fair Value
Due in one year or less		$390,510	$393,286
Due after one year through five years		1,945,158	2,033,183
Due after five years through ten years		1,280,760	1,402,640
Due after ten years		1,448,209	1,556,643
		5,064,637	5,385,752

ABS		203,807	206,686
RMBS		425,532	431,166
CMBS		312,572	327,502
CLOs		310,616	310,490
Total as of December 31, 2020		$6,317,164	$6,661,596

Proceeds from the sale of fixed income securities classified as available-for-sale were $803.4 million, $228.1 million, and $365.6 million during the years ended December 31, 2020, 2019, and 2018, respectively. Gross gains of $21.3 million, $7.1 million, and $0.7 million and gross losses of $8.8 million, $3.5 million, and $3.8 million were realized on those sales during the years ended December 31, 2020, 2019, and 2018, respectively.

We recorded $0.3 million of realized losses for the year ended December 31, 2020 related to our intent to sell certain securities. We also recorded a credit allowance of $49 thousand for the year ended December 31, 2020.

For the years ended December 31, 2019, and 2018, we recorded $0.1 million and $1.8 million of OTTI losses in earnings, respectively.

EQUITY SECURITIES
The cost and fair value of investments in equity securities as of December 31, 2020 and December 31, 2019 are shown in tables 5.3a and 5.3b below.

Details of equity investment securities as of December 31, 2020
Table	5.3a
(In thousands)		Cost	Gross gains	Gross losses	Fair Value
Equity securities		17,522	695	(2)	18,215

Details of equity investment securities as of December 31, 2019
Table	5.3b
(In thousands)		Cost	Gross gains	Gross losses	Fair Value
Equity securities		17,188	154	(14)	17,328

Proceeds from the sale of equity securities were $25.7 million and $1.7 million during the years ended December 31, 2020 and 2019, respectively. Gross gains of $1.8 million and $1.6 million were realized on those sales during the year ended December 31, 2020 and 2019, respectively. Gross losses of $0.4 million and zero were realized on those sales during the year ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020 and December 31, 2019, we recognized $0.6 million and $0.2 million of net gains on equity securities still held as of December 31, 2020 and December 31, 2019, respectively, which are reported in Net realized investment (losses) gains on our consolidated statements of operations.

MGIC Investment Corporation 2020 Form 10-K | 99

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

OTHER INVESTED ASSETS
Other invested assets consists of an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of December 31, 2020, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $163.9 million.

UNREALIZED INVESTMENT LOSSES
Tables 5.4a and 5.4b below summarize, for all available-for-sale investments in an unrealized loss position as of December 31, 2020 and 2019, the aggregate fair value and gross unrealized losses by the length of time those securities have been continuously in an unrealized loss position. Gross unrealized losses on our available-for-sale investments amounted to $5 million and $10 million as of December 31, 2020 and 2019, respectively. The fair value amounts reported in tables 5.4a and 5.4b below are estimated using the process described in Note 6 - "Fair Value Measurements" to these consolidated financial statements.

Unrealized loss aging for securities by type and length of time as of December 31, 2020
Table	5.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$2,690	$(2)	$—	$—	$2,690	$(2)
Obligations of U.S. states and political subdivisions		31,416	(256)	—	—	31,416	(256)
Corporate debt securities		44,968	(1,728)	—	—	44,968	(1,728)
ABS		14,929	(18)	—	—	14,929	(18)
RMBS		98,409	(773)	3,566	(65)	101,975	(838)
CMBS		13,212	(789)	2,799	(336)	16,011	(1,125)
CLOs		95,287	(261)	73,904	(431)	169,191	(692)
Total		$300,911	$(3,827)	$80,269	$(832)	$381,180	$(4,659)

Unrealized loss aging for securities by type and length of time as of December 31, 2019
Table	5.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$57,301	$(200)	$5,806	$(10)	$63,107	$(210)
Obligations of U.S. states and political subdivisions		74,859	(847)	6,957	(10)	81,816	(857)
Corporate debt securities		221,357	(2,847)	43,505	(161)	264,862	(3,008)
ABS		21,542	(118)	3,851	(60)	25,393	(178)
RMBS		105,443	(461)	110,452	(2,766)	215,895	(3,227)
CMBS		62,388	(728)	11,852	(51)	74,240	(779)
CLOs		81,444	(225)	196,988	(1,418)	278,432	(1,643)
Total		$624,334	$(5,426)	$379,411	$(4,476)	$1,003,745	$(9,902)
Based on current facts and circumstances, we believe the unrealized losses as of December 31, 2020 presented in table 5.4a above are not indicative of the ultimate collectability of the current amortized cost of the securities. We believe the gross unrealized losses are primarily attributable to widening credit spreads over risk free rates, as a result of economic and market uncertainties arising from the COVID-19 pandemic, which includes demand shocks in multiple sectors that originated in 2020. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. At December 31, 2020 we recorded an allowance for expected credit losses of $49 thousand.
The unrealized losses in all categories of our investments as of December 31, 2019 were primarily caused by changes in interest rates between the time of purchase and the respective year end. There were 109 and 217 securities in an unrealized loss position as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the fair value as a percent of amortized cost of the securities in an unrealized loss position was 99% and approximately 27% of the securities in an unrealized loss position were backed by the U.S. Government.

MGIC Investment Corporation 2020 Form 10-K | 100

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

We report accrued investment income separately from fixed income, available-for-sale securities, and we have determined an allowance for credit losses for accrued investment income is not required. Accrued investment income is written off through net realized investment gains (losses) if, and at the time, the issuer of the security defaults or is expected to default on payments

The source of net investment income is shown in table 5.5 below.

Net investment income
Table	5.5
(In thousands)		2020	2019	2018
Fixed income securities		$157,065	$165,523	$140,539
Equity securities		620	406	228
Cash equivalents		1,648	4,444	3,423
Other		275	974	816
Investment income		159,608	171,347	145,006
Investment expenses		(5,212)	(4,302)	(3,675)
Net investment income		$154,396	$167,045	$141,331

The change in unrealized gains (losses) of investments is shown in table 5.6 below.

Change in unrealized gains (losses)
Table	5.6
(In thousands)		2020	2019	2018
Fixed income securities		$169,135	$220,139	$(81,834)
Equity securities		—	—	—
Change in unrealized gains/losses		$169,135	$220,139	$(81,834)

MGIC Investment Corporation 2020 Form 10-K | 101

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6	Fair Value Measurements
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
•Cash Equivalents: Consists of money market funds and treasury bills with valuations derived from quoted prices for identical assets in active markets that we can access. The remaining instruments in this category are valued using market data for comparable instruments and are classified as Level 2.

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

Other Investments. These securities primarily consist of commercial paper which are valued using market data for comparable instruments of similar maturity and average yield.

Level 3 measurements
•Real estate acquired is valued at the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends.

MGIC Investment Corporation 2020 Form 10-K | 102

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

RECURRING FAIR VALUE MEASUREMENTS
Assets carried at fair value included those listed, by hierarchy level, in the following tables as of December 31, 2020 and 2019:

Assets carried at fair value by hierarchy level as of December 31, 2020
Table	6.1a
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,693	$149,339	$116,354	$—
Obligations of U.S. states and political subdivisions		2,249,869	—	2,249,869	—
Corporate debt securities		2,844,288	—	2,844,288	—
ABS		206,686	—	206,686	—
RMBS		431,166	—	431,166	—
CMBS		327,502	—	327,502	—
CLOs		310,490	—	310,490	—
Debt foreign government		4,709	—	4,709	—
Other Investments (1)		21,193	—	21,193	—
Total fixed income securities		6,661,596	149,339	6,512,257	—
Equity securities		18,215	18,215	—	—
Cash Equivalents		288,941	275,668	13,273	—
Real estate acquired (2)		1,092	—	—	1,092
Total		$6,969,844	$443,222	$6,525,530	$1,092

Assets carried at fair value by hierarchy level as of December 31, 2019
Table	6.1b
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$196,203	$34,240	$161,963	$—
Obligations of U.S. states and political subdivisions		1,653,865	—	1,653,865	—
Corporate debt securities		2,785,122	—	2,785,122	—
ABS		229,664	—	229,664	—
RMBS		268,586	—	268,586	—
CMBS		278,986	—	278,986	—
CLOs		325,466	—	325,466	—
Total fixed income securities		5,737,892	34,240	5,703,652	—
Equity securities		17,328	17,328	—	—
Cash Equivalents		164,693	164,693	—	—
Real estate acquired (2)		7,252	—	—	7,252
Total		$5,927,165	$216,261	$5,703,652	$7,252
(1)Consists of commercial paper included in "Investment Portfolio: Fixed income" with original maturities greater than ninety days.
(2)Real estate acquired through claim settlement, which is held for sale, is reported in "Other assets" on the consolidated balance sheets.

Certain financial instruments, including insurance contracts, are excluded from fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values.

RECONCILIATIONS OF LEVEL 3 ASSETS
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2020 and 2019 is shown in tables 6.2a and 6.2b below. There were no losses included in earnings for the years ended December 31, 2020 and 2019 attributable to the change in unrealized losses on assets still held at the end of each applicable year.

MGIC Investment Corporation 2020 Form 10-K | 103

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Fair value roll-forward for financial instruments classified as Level 3 for the year ended December 31, 2020
Table	6.2a
(In thousands)		Debt Securities	Real Estate Acquired
Balance at December 31, 2019		$—	$7,252
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net		—	660
Acquisitions		—	8,609
Sales		—	(15,429)
Balance at December 31, 2020		$—	$1,092

Fair value roll-forward for financial instruments classified as Level 3 for the year ended December 31, 2019
Table	6.2b
(In thousands)		Debt Securities	Real Estate Acquired
Balance at December 31, 2018		$13	$14,535
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net		—	(476)
Acquisitions		—	24,204
Sales		(13)	(31,011)
Balance at December 31, 2019		$—	$7,252
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

Financial liabilities include our outstanding debt obligations. The fair values of our 5.75% Notes 5.25% Notes, and 9% Debentures were based on observable market prices. The fair value of the FHLB Advance was estimated using cash flows discounted at current incremental borrowing rates for similar borrowing arrangements, and in all cases they are categorized as Level 2. See Note 7 - "Debt" for a description of the financial liabilities in table 6.3.

Table 6.3 compares the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value as of December 31, 2020 and 2019.

Financial liabilities not carried at fair value
Table	6.3
		December 31, 2020		December 31, 2019
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100
Financial liabilities
FHLB Advance		$155,000	$160,865	$155,000	$156,422
5.75% Notes		240,597	261,752	420,867	471,827
5.25% Notes		638,782	696,449	—	—
9% Debentures		208,814	273,569	256,872	346,289
Total financial liabilities		$1,243,193	$1,392,635	$832,739	$974,538

The 5.75% Notes, 5.25% Notes, and 9% Debentures are obligations of our holding company, MGIC Investment Corporation.

MGIC Investment Corporation 2020 Form 10-K | 104

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7	Debt
DEBT OBLIGATIONS
Table 7.1 shows the carrying value of our long-term debt obligations as of December 31, 2020 and 2019.

Long-term debt obligations
Table	7.1
		December 31,
(In millions)		2020	2019
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $242.3 million)		240.6	420.9
5.25% Notes, due August 2028 (par value: $650 million)		638.8	—
9% Debentures, due April 2063		208.8	256.9
Long-term debt, carrying value		$1,243.2	$832.8

The 5.75% Senior Notes (“5.75% Notes”), 5.25% Senior Notes ("5.25% Notes") and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation. The Federal Home Loan Bank Advance (“FHLB Advance”) is an obligation of MGIC.

2020 Transactions
In August 2020, we issued $650 million aggregate principal amount of 5.25% Notes, which are due in 2028 and received net proceeds, after the deduction of underwriting fees, of $640.3 million. In addition to underwriting fees, we incurred approximately $2.0 million of other expenses associated with the issuance of these notes.

We repurchased $182.7 million in aggregate principal amount of our 5.75% notes at a purchase price of $197.8 million, plus accrued interest, using proceeds from the 5.25% Notes issuance. The excess of the purchase price over the carrying value, plus the write-off of unamortized issuance costs on the par value, is reflected as a loss on debt extinguishment of $16.5 million on our consolidated statement of operations.

We repurchased $48.1 million in aggregate principal amount of our 9% Debentures at a purchase price of $61.6 million, plus accrued interest, using proceeds from the 5.25% Notes issuance. The repurchase of 9% Debentures resulted in a $10.2 million loss on debt extinguishment on our consolidated statement of operations; a reduction in our shareholders' equity of $2.7 million related to the reacquisition of the equity component of the 9% Debentures; and a reduction in our potentially dilutive shares by approximately 3.6 million shares.

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

5.25% Notes
Interest on the 5.25% Notes is payable semi-annually on February 15 and August 15. Prior to August 15, 2023, we may redeem the 5.25% Notes at an amount equal to the sum of (a) the greater of: (i) the sum of the principal amount and the make-whole amount; and (ii) 102.625% of principal; and (b) accrued and unpaid interest. The make-whole amount is the excess of: (1) the present value of the remaining principal, premium and interest payments that would be payable with respect to the note if such note were redeemed on August 15, 2023 (at 102.625% of principal), computed using a discount rate equal to the treasury rate specified in the notes, plus 50 basis points, over (2) the outstanding principal amount of such note.

On and after August 15, 2023, we may redeem the notes at 102.625% of principal; on or after August 15, 2024, we may redeem the notes at 101.313% of principal; and on or after August 15, 2025, we may redeem the notes at 100% of principal; in each case, plus accrued and unpaid interest.

The 5.25% Notes have covenants customary for securities of this nature, including customary events of default and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.25% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.25% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.25% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2020.
MGIC Investment Corporation 2020 Form 10-K | 105

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

The 5.75% Notes have covenants customary for securities of this nature, including customary events of default, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.75% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.75% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.75% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2020.

9% Debentures
The 9% Debentures are currently convertible, at the holder's option, at a conversion rate, which is subject to adjustment, of 75.5932 common shares per $1,000 principal amount of the 9% Debentures at any time prior to the maturity date. This represents a conversion price of approximately $13.23 per share. If a holder elects to convert their 9% Debentures, deferred interest, if any, owed on the 9% Debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert.

The 9% Debentures include a conversion feature that allows us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $17.20 for at least 20 of the 30 trading days preceding notice of the redemption.

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

This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 9% Debentures, including their covenants and events of default. We were in compliance with all covenants at December 31, 2020. The 9% Debentures rank junior to all of our existing and future senior indebtedness.

INTEREST PAYMENTS
Interest payments were $54.3 million during 2020, $50.8 million during 2019, and $51.3 million during 2018.

MGIC Investment Corporation 2020 Form 10-K | 106

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 8	Loss Reserves
As described in Note 3 – “Summary of Significant Accounting Policies – Loss Reserves,” We establish case reserves and loss adjustment expenses ("LAE") reserves on delinquent loans that were reported to us as two or more payments past due and have not become current or resulted in a claim payment. Case reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for estimated losses from delinquencies we estimate have occurred prior to the close of an accounting period, but have not yet been reported to us. IBNR reserves are also established using estimated claim rates and claim severities

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment and the continued impact of the COVID-19 pandemic, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, the impact of past and future government initiatives and actions taken by the GSEs (including mortgage forbearance programs and foreclosure moratoriums), and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in future periods will also be dependent on the number of loans reported to us as delinquent.

Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. It is reasonably possible that given the uncertainty of the impacts of the COVID 19 pandemic, our reserve estimate may continue to be impacted.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2020, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $16 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $34 million.

LOSSES INCURRED
The “Losses incurred” section of table 8.1 below shows losses incurred on delinquencies that occurred in the current year and in prior years. The amount of losses incurred relating to delinquencies that occurred in the current year represents the estimated amount to be ultimately paid on such delinquencies. The amount of losses incurred relating to delinquencies that occurred in prior years represents the difference between the actual claim rate and severity associated with those delinquencies resolved in the current year compared to the estimated claim rate and severity at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on delinquencies continuing from the end of the prior year. This re-estimation of the claim rate and severity is the result of our review of current trends in the delinquency inventory, such as percentages of delinquencies that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of delinquencies by geography and changes in average loan exposure.

Losses incurred on delinquencies that occurred in the current year increased in 2020 compared to 2019 due to an increase in the new delinquency notices reported and IBNR reserve estimates, due to the impact of the COVID-19 pandemic. Given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related delinquencies and forbearances on our loss incidence.

Losses incurred on delinquencies that occurred in the current year decreased in 2019 compared to 2018 primarily due to a decrease in the number of new delinquencies, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies.

LOSSES PAID
The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. In recent quarters, before the second quarter of 2020, we had begun to experience a decline in the average time it takes servicers to process foreclosures, which had reduced the average time to receive a claim associated with new delinquencies that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity.

In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums and forbearance plans, the average time it takes to receive a claim may increase.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in "Other liabilities" on our consolidated balance sheets and approximated $30 million each at December 31, 2020 and 2019.

MGIC Investment Corporation 2020 Form 10-K | 107

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 8.1 provides a reconciliation of beginning and ending loss reserves for each of the past three years:

Development of loss reserves
Table	8.1
(In thousands)		2020	2019	2018
Reserve at beginning of year		$555,334	$674,019	$985,635
Less reinsurance recoverable		21,641	33,328	48,474
Net reserve at beginning of year		533,693	640,691	937,161

Losses incurred:
Losses and LAE incurred in respect of delinquent notices received in:
Current year		345,170	189,581	203,928
Prior years (1)		19,604	(71,006)	(167,366)
Total losses incurred		364,774	118,575	36,562

Losses paid:
Losses and LAE paid in respect of delinquent notices received in:
Current year		3,069	4,018	7,298
Prior years		109,923	235,551	327,743
Reinsurance terminations		(20)	(13,996)	(2,009)
Total losses paid		112,972	225,573	333,032
Net reserve at end of year		785,495	533,693	640,691
Plus reinsurance recoverables		95,042	21,641	33,328
Reserve at end of year		$880,537	$555,334	$674,019
(1)A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves. See table 8.2 below for more information about prior year loss development.

Table 8.2 below shows the development of reserves in 2020, 2019 and 2018 for previously received delinquencies.

Reserve development on previously received delinquencies
Table	8.2
(In thousands)		2020	2019	2018
(Decrease) in estimated claim rate on primary delinquencies		$(2,536)	$(111,848)	$(212,738)
Increase (decrease)in estimated severity on primary delinquencies		13,535	(434)	28,528
Change in estimates related to pool reserves, LAE reserves, reinsurance and other		8,605	41,276	16,844
Total prior year loss development (1)		$19,604	$(71,006)	$(167,366)
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

For the year ended December 31, 2020, we experienced adverse development on previously received delinquencies primarily related to severity and adjustments to LAE reserves. For the years ended December 31, 2019 and 2018, we experienced favorable development on previously received delinquencies. This development was, in part, due to the resolution of approximately 69% and 73% for the years ended December 31, 2019 and 2018, respectively, of the prior year delinquency inventory, with improved cure rates. During 2019 and 2018, cure activity on loans that were delinquent twelve months or more was significantly higher than our previous estimates. During 2019, the favorable development was offset by adjustments to LAE reserves and amounts paid in settlement of disputes for claim paying practices. See Note 17 – “Litigation and Contingencies.” The favorable development for the year ended 2018 was offset, in part, by an increase in the estimated severity on previously reported delinquencies remaining in the delinquency inventory.

MGIC Investment Corporation 2020 Form 10-K | 108

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

DELINQUENT INVENTORY
A roll-forward of our primary delinquent inventory for the years ended December 31, 2020, 2019, and 2018 appears in table 8.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Primary delinquency inventory roll-forward
Table	8.3
		2020	2019	2018
Beginning delinquent inventory		30,028	32,898	46,556
New Notices		106,099	54,239	54,448
Cures		(76,107)	(52,035)	(60,511)
Paid claims		(2,245)	(4,267)	(5,750)
Rescissions and denials		(65)	(168)	(267)
Other items removed from inventory		—	(639)	(1,578)
Ending delinquent inventory		57,710	30,028	32,898

COVID-19 Activity
New delinquency notices increased in 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of COVID-19. In the last half of 2020, we experienced an increase in cures associated with our COVID-19 new delinquency notices. Government initiatives and actions taken by the GSEs provide for payment forbearance on mortgages to borrowers experiencing hardship during the COVID-19 pandemic. These forbearance plans generally allow for mortgage payments to be suspended for up to 360 days: an initial forbearance period of up to 180 days and, if requested by the borrower, an extension of up to 180 days. For loans in a COVID-19 forbearance plan as of February 28, 2021, the plan may be extended for an additional three months, subject to certain limits.

Other items removed from inventory
During 2019 and 2018 our losses paid included amounts paid upon commutation of coverage on policies. The impacts of the commutations of coverage on policies and/or settlements were as follows:
•2019 - 639 notices removed from delinquent inventory with an amount paid of $30 million,
•2018 - 1,578 notices removed from delinquent inventory with an amount paid of $50 million.

In 2019, our losses paid included $23.5 million paid in connection with settlements of disputes concerning our claims paying practices.

Aging of delinquent inventory
Historically as a delinquency ages it becomes more likely to result in a claim.

The number of consecutive months that a borrower has been delinquent is shown in table 8.4 below.

Primary delinquency inventory - consecutive months delinquent
Table	8.4
		December 31,
		2020	2019	2018
3 months or less		11,542	9,447	9,829
4 - 11 months		34,620	9,664	9,655
12 months or more (1)		11,548	10,917	13,414
Total		57,710	30,028	32,898

3 months or less		20%	32%	30%
4 - 11 months		60%	32%	29%
12 months or more		20%	36%	41%
Total		100%	100%	100%

Primary claims received inventory included in ending delinquent inventory		159	538	809
(1)Approximately 31%, 36%, and 38% of the delinquent inventory that has been delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of December 31, 2020, 2019 and 2018, respectively.

The increase in delinquency inventory that is 4-11 consecutive months delinquent is primarily due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic. This was partially offset by an increase in cures in the third and fourth quarter of 2020.

POOL INSURANCE DEFAULT INVENTORY
Pool insurance default inventory was 680 at December 31, 2020, 653 at December 31, 2019, and 859 at December 31, 2018.

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

MGIC Investment Corporation 2020 Form 10-K | 109

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9	Reinsurance
Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related earned premiums) we have underwritten to other insurance companies who agree to share these risks. The purpose of ceded reinsurance is to protect us, at a cost, against losses arising from our mortgage guaranty policies covered by the agreement and to manage our capital requirements under PMIERs. Reinsurance is currently placed on a quota share and excess of loss basis, but we also have immaterial captive reinsurance agreements that remain in effect through December 31, 2020.

Table 9.1 below shows the effect of all reinsurance agreements on premiums earned and losses incurred as reflected in the consolidated statements of operations.

Reinsurance
Table	9.1
		Years ended December 31,
(In thousands)		2020	2019	2018
Premiums earned:
Direct		$1,199,824	$1,155,240	$1,084,748
Assumed		10,848	5,085	1,805
Ceded		(188,729)	(129,337)	(111,391)
Net premiums earned		1,021,943	1,030,988	975,162

Losses incurred:
Direct		442,194	130,100	43,060
Assumed		555	(125)	331
Ceded		(77,975)	(11,400)	(6,829)
Net losses incurred		$364,774	$118,575	$36,562

QUOTA SHARE REINSURANCE
We have entered into quota share reinsurance ("QSR") agreements with panels of third-party reinsurers to cede a fixed quota share percentage on premiums earned and received and losses incurred on insurance covered by the transactions. We receive the benefit of a ceding commission equal to 20% of premiums ceded before profit commission. We also receive the benefit of a profit commission through a reduction of premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at annual loss ratios higher than we have experienced on our QSR agreements.

Each of our QSR agreements typically have annual loss ratio caps of 300% and lifetime loss ratios of 200%.

MGIC Investment Corporation 2020 Form 10-K | 110

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 9.2 below provides additional detail regarding our QSR agreements.

Reinsurance
Table	9.2

Quota Share Contract		Policy Year	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2015 QSR		Prior to 2017	15.0%	68.0%	December 31, 2031
2017 QSR		2017	30.0%	60.0%	December 31, 2028
2018 QSR		2018	30.0%	62.0%	December 31, 2029
2019 QSR		2019	30.0%	62.0%	December 31, 2030
2020 QSR - 1 Year		2020	12.5%	62.0%	December 31, 2031
2020 QSR - 2 Year		2020 - 2021	17.5%	62.0%	December 31, 2032
Credit Union QSR (2)		2020-2025	65.0%	50.0%	December 31, 2039
(1) We will receive a profit commission provided the annual loss ratio on loans covered under the transaction remains below this ratio.
(2) Eligible credit union business written before 2020 was covered by our 2019 and prior QSR Transactions.

We have agreed to terms with a group of unaffiliated reinsurers for a reinsurance transaction with an effective date of January 1, 2021 with a similar structure to our existing QSR transactions that will cover most of our NIW in 2021 (with an additional 12.5% quota share) and 2022 (with a 15% quota share). Generally, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transaction remain below 57.5%.

We can elect to terminate the quota share reinsurance agreements under specified scenarios without penalty upon prior written notice, including if we will receive less than 90% (80% for the Credit Union QSR Transaction ) of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period. Early termination of the QSR agreements can also be elected by us for a fee, or under specified scenarios for no fee upon prior written notice.

Table 9.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage. The optional reduction to the quota share percentage would give us an option to reduce our quota share percentage from the original percentage as shown in table 9.2.

Reinsurance
Table	9.3

Quota Share Contract		Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Quota Share % Reduction
2015 QSR		June 30, 2021	NA	NA
2017 QSR		December 31, 2021	NA	NA
2018 QSR		December 31, 2021	NA	NA
2019 QSR		December 31, 2021	July 1, 2020	25% or 20%
2020 QSR - 1 Year		December 31, 2022	July 1, 2021	10.5% or 8%
2020 QSR - 2 Year		December 31, 2023	July 1, 2021	14.5% or 12%

(1) We can elect early termination of the QSR agreement beginning on this date, and bi-annually thereafter for the 2015 QSR, 2019 QSR, and 2020 QSR. Early termination of the 2018 QSR can be elected annually after this date.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.

MGIC Investment Corporation 2020 Form 10-K | 111

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 9.4 provides a summary of our quota share reinsurance agreements for 2020, 2019, and 2018.

Quota share reinsurance
Table	9.4
		Years ended December 31,
(In thousands)		2020	2019	2018
Ceded premiums written and earned, net of profit commission		$167,930	$111,550	$108,337
Ceded losses incurred		78,012	11,395	6,543
Ceding commissions (1)		48,077	48,793	51,201
Profit commission		72,452	139,179	147,667
(1)Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Ceded premiums written and earned, net of profit commission, increased in 2020 due to the decrease in profit commission. The decrease in profit commission was a result of higher ceded losses incurred, primarily due to an increase in the delinquency inventory due to the impacts of the COVID-19 pandemic.
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
The reinsurance recoverable on loss reserves was $95.0 million as of December 31, 2020 and $21.6 million as of December 31, 2019.The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the amount of which is based on the funding requirements of PMIERs. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three. An allowance for credit losses was not required for 2020.

MGIC Investment Corporation 2020 Form 10-K | 112

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

A "Trigger Event" has occurred on each our outstanding ILN transactions. On the 2018 and 2019 ILN transactions a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. A “Trigger Event” has occurred on our 2020 ILN transaction because the credit enhancement of the most senior tranche is less than the target credit enhancement. While the “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments.

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

Table 9.5 provides a summary of our excess of loss reinsurance agreements as of December 31, 2020, December 31, 2019 and December 31, 2018.

Excess of Loss Reinsurance
Table 9.5
(In thousands)	Home Re 2020-1, Ltd.	Home Re 2019-1, Ltd.	Home Re 2018-1, Ltd.
Issue Date	October, 2020	May 1, 2019	October 1, 2018
Policy Inforce Dates	January 1, 2020 - July 31, 2020	January 1, 2018 - March 31, 2019	July 1, 2016 - December 31, 2017
Termination Option Date (1)	October 25, 2030	May 25, 2026	October 25, 2025
Initial First Layer Retention	275,283	185,730	168,691
Initial Excess of Loss Reinsurance Coverage	412,917	315,739	318,636
2020
Remaining First Layer Retention	275,283	184,514	166,005
Remaining Excess of Loss Reinsurance Coverage	412,917	208,146	218,343
2019
Remaining First Layer Retention	—	185,636	167,779
Remaining Excess of Loss Reinsurance Coverage	—	271,021	260,957
2018
Remaining First Layer Retention	—	—	168,691
Remaining Excess of Loss Reinsurance Coverage	—	—	318,636
(1)We have the right to terminate the excess-of-loss reinsurance agreements under certain circumstances and on any payment date on or after the respective termination option date.

MGIC Investment Corporation 2020 Form 10-K | 113

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In February 2021, MGIC entered into a $398.8 million excess-of-loss reinsurance agreement (executed through an insurance linked note transaction) that covers policies with inforce dates from August 1, 2020 through December 31, 2020.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the unpaid portion of the ILNs it issued to raise funds to collateralize its reinsurance obligations to us, and the investment income collected on the collateral assets. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in one-month LIBOR, (or the fallback reference rate, as applicable) and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at December 31, 2020 and December 31, 2019, were not material to our consolidated balance sheet, and the change in fair values during the year ended December 31, 2020 and December 31, 2019 were not material to our consolidated statements of operations. Total ceded premiums were $20.8 million, $17.6 million, and $2.8 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of December 31, 2020, December 31, 2019 and December 31, 2018, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from either VIE under our reinsurance agreements. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreements. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance agreements. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance agreements and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance agreements should its claims not be paid. We consider our exposure to loss from our reinsurance agreements with the VIEs to be remote.

Table 9.6 presents the total assets of Home Re Entities as of December 31, 2020 , December 31, 2019 and December 31, 2018.

Home Re Entities total assets
Table	9.6

(In thousands)
Home Re Entity		Total VIE Assets
December 31, 2020
Home Re 2018-01 Ltd.		$218,343
Home Re 2019-01 Ltd.		$208,146
Home Re 2020-01 Ltd.		$412,917

December 31, 2019
Home Re 2018-01 Ltd.		$269,451
Home Re 2019-01 Ltd.		$283,150

December 31, 2018
Home Re 2018-01 Ltd.		$318,636

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

MGIC Investment Corporation 2020 Form 10-K | 114

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10	Other Comprehensive Income (Loss)
The pretax components of our other comprehensive income (loss) and related income tax (expense) benefit for the years ended December 31, 2020, 2019 and 2018 are included in table 10.1 below.

Components of other comprehensive income (loss)
Table	10.1
(In thousands)		2020	2019	2018
Net unrealized investment gains (losses) on securities without an allowance for credit losses		$169,135	$220,139	$(81,834)
Income tax (expense) benefit		(35,519)	(46,229)	17,188
Net of taxes		133,616	173,910	(64,646)

Net changes in benefit plan assets and obligations		13,288	29,129	(19,958)
Income tax (expense) benefit		(2,791)	(6,117)	4,191
Net of taxes		10,497	23,012	(15,767)

Total other comprehensive income (loss)		182,423	249,268	(101,792)
Total income tax expense, net		(38,310)	(52,346)	21,379
Total other comprehensive income, net of tax		$144,113	$196,922	$(80,413)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) ( "AOCI", "AOCL") to our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 are included in table 10.2 below.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
Table	10.2
(In thousands)		2020	2019	2018
Reclassification adjustment for net realized gains (losses) included in net income (1)		$13,862	$3,637	$(7,037)
Income tax (expense) benefit		(2,912)	(763)	1,477
Net of taxes		10,950	2,874	(5,560)

Reclassification adjustment related to benefit plan assets and obligations (2)		(15,968)	(8,097)	(2,232)
Income tax benefit		3,353	1,701	469
Net of taxes		(12,615)	(6,396)	(1,763)

Total reclassifications		(2,106)	(4,460)	(9,269)
Total income tax benefit, net		441	938	1,946
Total reclassifications, net of tax		$(1,665)	$(3,522)	$(7,323)
(1)(Decreases) increases Net realized investment gains on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation 2020 Form 10-K | 115

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

A roll-forward of AOCI (AOCL) for the years ended December 31, 2020, 2019, and 2018, including amounts reclassified from AOCI (AOCL), is included in table 10.3 below.

Roll-forward of Accumulated Other Comprehensive Income (Loss)
Table	10.3
(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Total AOCL
Balance, December 31, 2017, net of tax		$29,275	$(73,058)	$(43,783)
Cumulative effect of adopting the accounting standard update for financial instruments		(18)	—	(18)
Other comprehensive income (loss) before reclassifications		(70,206)	(17,530)	(87,736)
Less: Amounts reclassified from AOCL		(5,560)	(1,763)	(7,323)
Balance, December 31, 2018, net of tax		(35,389)	(88,825)	(124,214)
Other comprehensive income (loss) before reclassifications		176,784	16,616	193,400
Less: Amounts reclassified from AOCL		2,874	(6,396)	(3,522)
Balance, December 31, 2019, net of tax		138,521	(65,813)	72,708
Other comprehensive income (loss) before reclassifications		144,566	(2,118)	142,448
Less: Amounts reclassified from AOCL		10,950	(12,615)	(1,665)
Balance, December 31, 2020, net of tax		$272,137	$(55,316)	216,821

MGIC Investment Corporation 2020 Form 10-K | 116

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11	Benefit Plans
We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. We also offer both medical and dental benefits for retired domestic employees, their eligible spouses and dependents under a postretirement benefit plan. The following tables 11.1, 11.2, and 11.3 provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2020, 2019, and 2018 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets as of December 31, 2020 and 2019.

Components of net periodic benefit cost
Table	11.1
		Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
(In thousands)		12/31/2020	12/31/2019	12/31/2018	12/31/2020	12/31/2019	12/31/2018
1. Company Service Cost		$7,342	$8,345	$10,530	$1,263	$1,345	$1,160
2. Interest Cost		13,036	15,705	15,095	832	1,130	834
3. Expected Return on Assets		(22,139)	(19,466)	(22,250)	(7,407)	(5,785)	(6,359)
4. Other Adjustments		—	—	—	—	—	—
Subtotal		(1,761)	4,584	3,375	(5,312)	(3,310)	(4,365)
5. Amortization of:
a. Net Transition Obligation/(Asset)		—	—	—	—	—	—
b. Net Prior Service Cost/(Credit)		(247)	(281)	(351)	51	(34)	(4,104)
c. Net Losses/(Gains)		6,578	8,412	6,937	(783)	—	(250)
Total Amortization		6,331	8,131	6,586	(732)	(34)	(4,354)
6. Net Periodic Benefit Cost		4,570	12,715	9,961	(6,044)	(3,344)	(8,719)
7. Cost of settlements		10,369	1,933	—	—	—	—
8. Total Expense for Year		$14,939	$14,648	$9,961	$(6,044)	$(3,344)	$(8,719)

Development of funded status
Table	11.2
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2020	12/31/2019	12/31/2020	12/31/2019
Actuarial Value of Benefit Obligations
1. Measurement Date		12/31/2020	12/31/2019	12/31/2020	12/31/2019
2. Accumulated Benefit Obligation		$423,305	$412,939	$28,714	$27,496

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
1. Projected Benefit Obligation		$(423,713)	$(413,350)	$(28,714)	$(27,496)
2. Plan Assets at Fair Value		411,245	402,691	119,024	99,590
3. Funded Status - Overfunded/Asset		N/A	N/A	$90,310	$72,094
4. Funded Status - Underfunded/Liability		(12,468)	(10,659)	N/A	N/A

Accumulated other comprehensive (income) loss
Table	11.3
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2020	12/31/2019	12/31/2020	12/31/2019
1. Net Actuarial (Gain)/Loss		$98,899	$99,826	$(30,565)	$(18,005)
2. Net Prior Service Cost/(Credit)		(988)	(1,237)	2,673	2,724
3. Net Transition Obligation/(Asset)		—	—	—	—
4. Total at Year End		$97,911	$98,589	$(27,892)	$(15,281)

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

MGIC Investment Corporation 2020 Form 10-K | 117

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Table 11.4 shows the changes in the projected benefit obligation for 2020 and 2019.

Change in projected benefit / accumulated benefit
Table	11.4
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2020	12/31/2019	12/31/2020	12/31/2019
1. Benefit Obligation at Beginning of Year		$413,350	$376,153	$27,496	$28,085
2. Company Service Cost		7,342	8,345	1,263	1,345
3. Interest Cost		13,036	15,705	832	1,130
4. Plan Participants' Contributions		—	—	425	382
5. Net Actuarial (Gain)/Loss		36,196	47,113	660	(2,075)
6. Benefit Payments from Fund (1)		(40,260)	(30,829)	(1,975)	(826)
7. Benefit Payments Directly by Company		(5,953)	(3,105)	—	—
8. Plan Amendments		2	(5)	—	—
9. Other Adjustment		—	—	13	(545)
10. Settlement (Gain)/Loss		—	(27)	—	—
11. Benefit Obligation at End of Year		$423,713	$413,350	$28,714	$27,496
(1)Includes lump sum payments of $27.5 million and $18.5 million in 2020 and 2019, respectively, from our pension plan to eligible participants, which were former employees with vested benefits.

The increase in our pension and supplemental executive retirement plans obligation in 2020 compared to 2019 was primarily due to a decrease in the discount rate used to calculate the obligation partially offset by benefits paid from the fund. Table 11.7 below includes the actuarial assumptions used to calculate the benefit obligations of our plans for 2020 and 2019.

Tables 11.5 and 11.6 shows the changes in the fair value of the net assets available for plan benefits, and changes in other comprehensive income (loss) during 2020 and 2019.

Change in plan assets
Table	11.5
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2020	12/31/2019	12/31/2020	12/31/2019
1. Fair Value of Plan Assets at Beginning of Year		$402,691	$359,719	$99,590	$77,762
2. Company Contributions		12,453	10,205	—	—
3. Plan Participants' Contributions		—	—	425	382
4. Benefit Payments from Fund		(40,260)	(30,829)	(1,975)	(826)
5. Benefit Payments paid directly by Company		(5,953)	(3,105)	—	—
6. Actual Return on Assets		42,314	70,262	21,409	22,654
7. Other Adjustment		—	(3,561)	(425)	(382)
8. Fair Value of Plan Assets at End of Year		$411,245	$402,691	$119,024	$99,590

Change in accumulated other comprehensive income (loss) ("AOCI")
Table	11.6
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2020	12/31/2019	12/31/2020	12/31/2019
1. AOCI in Prior Year		$98,589	$108,808	$(15,281)	$3,629
2. Increase/(Decrease) in AOCI
a. Recognized during year - Prior Service (Cost)/Credit		247	281	(51)	34
b. Recognized during year - Net Actuarial (Losses)/Gains		(16,948)	(8,412)	782	—
c. Occurring during year - Prior Service Cost		2	(5)	—	—
d. Occurring during year - Net Actuarial Losses/(Gains)		16,021	(150)	(13,342)	(18,944)
e. Occurring during year - Net Settlement Losses/(Gains)		—	(1,933)	—	—
3. AOCI in Current Year		$97,911	$98,589	$(27,892)	$(15,281)

MGIC Investment Corporation 2020 Form 10-K | 118

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

Actuarial assumptions
Table	11.7
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
		12/31/2020	12/31/2019	12/31/2020	12/31/2019
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate		2.75%	3.45%	2.35%	3.20%
2. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A
3. Cash balance interest crediting rate		2.50%	3.20%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate		3.30%	4.40%	3.20%	4.25%
2. Expected Long-term Return on Plan Assets		5.75%	5.75%	7.50%	7.50%
3. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year		N/A	N/A	6.00%	6.00%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)		N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate		N/A	N/A	2024	2024

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

The year-end asset allocations of the plans are shown in table 11.8 below.

Plan assets
Table	11.8
		Pension Plan		Other Postretirement Benefits
		12/31/2020	12/31/2019	12/31/2020	12/31/2019
1. Equity Securities		21%	23%	100%	100%
2. Debt Securities		79%	77%	—%	—%
3. Total		100%	100%	100%	100%

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value of our benefit plan assets:

è	Level 1	Quoted prices for identical instruments in active markets that we can access. Financial assets using Level 1 inputs include equity securities, mutual funds, money market funds, certain U.S. Treasury securities and exchange traded funds ("ETFs").
è	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the instrument. The observable inputs are used in valuation models to calculate the fair value of the instruments. Financial assets using Level 2 inputs include certain municipal, corporate and foreign bonds, obligations of U.S. government corporations and agencies, and pooled equity accounts.

MGIC Investment Corporation 2020 Form 10-K | 119

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

Tables 11.9a and 11.9b set forth by level, within the fair value hierarchy, the pension plan assets and related accrued investment income at fair value as of December 31, 2020 and 2019. There were no securities that used Level 3 inputs.

Pension plan assets at fair value as of December 31, 2020
Table	11.9a
(In thousands)		Level 1	Level 2	Total
Domestic Mutual Funds		$4,842	$—	$4,842
Corporate Bonds		—	231,190	231,190
U.S. Government Securities		26,407	—	26,407
Municipal Bonds		—	32,891	32,891
Foreign Bonds		—	33,368	33,368
Pooled Equity Accounts		—	82,547	82,547
Total Assets at fair value		$31,249	$379,996	$411,245

Pension plan assets at fair value as of December 31, 2019
Table	11.9b
(In thousands)		Level 1	Level 2	Total
Domestic Mutual Funds		$7,325	$—	$7,325
Corporate Bonds		—	203,684	203,684
U.S. Government Securities		32,166	2,511	34,677
Municipal Bonds		—	38,998	38,998
Foreign Bonds		—	34,024	34,024
Pooled Equity Accounts		—	83,983	83,983
Total Assets at fair value		$39,491	$363,200	$402,691

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

MGIC Investment Corporation 2020 Form 10-K | 120

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

Tables 11.10a and 11.10b set forth the other postretirement benefits plan assets at fair value as of December 31, 2020 and 2019. All are Level 1 assets.

Other postretirement benefits plan assets at fair value as of December 31, 2020
Table	11.10a
(In thousands)		Level 1
Domestic Mutual Funds		$91,454
International Mutual Funds		27,570
Total Assets at fair value		$119,024

Other postretirement benefits plan assets at fair value as of December 31, 2019
Table	11.10b
(In thousands)		Level 1
Domestic Mutual Funds		$77,640
International Mutual Funds		21,950
Total Assets at fair value		$99,590

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

Investment in international mutual funds is limited to a maximum of 30% of the equity range. The allocation as of December 31, 2020 included 3% that was primarily invested in equity securities of emerging market countries and another 20% was invested in securities of companies primarily based in Europe and the Pacific Basin.

Tables 11.12 and 11.13 show the current and estimated future contributions and benefit payments.

Company contributions
Table	11.12
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2020	12/31/2020
Company Contributions for the Year Ending:
1. Current		$12,453	$—
2. Current + 1		6,200	—

Benefits payments - total
Table	11.13
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2020	12/31/2020
Actual Benefit Payments for the Year Ending:
1. Current		$46,213	$1,975
Expected Benefit Payments for the Year Ending:
2. Current + 1		30,082	1,765
3. Current + 2		29,929	1,995
4. Current + 3		30,076	2,157
5. Current + 4		29,567	2,241
6. Current + 5		28,852	2,357
7. Current + 6 - 10		135,830	10,916

PROFIT SHARING AND 401(K)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a contribution to the plan of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees of 100% up to the first 4% contributed. We recognized expenses related to these plans of $8.0 million, $7.4 million and $6.0 million in 2020, 2019 and 2018, respectively.
MGIC Investment Corporation 2020 Form 10-K | 121

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 12	Income Taxes
Net deferred tax (liabilities) assets, included on the Consolidated Balance Sheet at December 31, 2020 and 2019 as a component of Other liabilities and Other assets, respectively, are as follows:

Deferred tax assets and liabilities
Table	12.1
(In thousands)		2020	2019
Total deferred tax assets		$38,443	$63,533
Total deferred tax liabilities		(98,485)	(57,791)
Net deferred tax (liability) asset		$(60,042)	$5,742

Table 12.2 includes the components of the net deferred tax (liability) asset as of December 31, 2020 and 2019.

Deferred tax components
Table	12.2
(In thousands)		2020	2019
Unearned premium reserves		$23,163	$30,487
Benefit plans		(13,977)	(10,790)
Loss reserves		3,542	2,175
Unrealized appreciation in investments		(72,341)	(36,822)
Mortgage investments		—	8,359
Deferred compensation		6,776	9,270
AMT credit carryforward		—	8,303
Other, net		(7,205)	(5,240)
Net deferred tax (liability) asset		$(60,042)	$5,742

We believe that all gross deferred tax assets at December 31, 2019 and 2020 are fully realizable and no valuation allowance has been established.

If the federal income tax rate increases, our net deferred tax liability or asset would increase. In addition, we would set up a deferred tax liability related to tax and loss bonds for the difference in the new federal income tax rate and the 21% federal income tax rate at which the tax and loss bonds were purchased.

Table 12.3 summarizes the components of the provision for (benefit from) income taxes:

Provision for (benefit from) income taxes
Table	12.3
(In thousands)		2020	2019	2018
Current Federal		$85,574	$162,911	$(16,272)
Deferred Federal		28,244	11,860	185,598
Other		(648)	(557)	4,727
Provision for income taxes		$113,170	$174,214	$174,053

The CARES Act provides financial relief to individuals and businesses in the form of loans, grants, and tax changes, among other types of assistance. The tax changes in the CARES Act did not materially impact our financial results.

Current federal income tax payments were$79.6 million, $158.3 million, and $12.2 million in 2020, 2019 and 2018, respectively.
At December 31, 2020 we owned $271.0 million of tax and loss bonds.

Table 12.4 reconciles the federal statutory income tax rate to our effective tax provision rate.

Effective tax rate reconciliation
Table	12.4
		2020	2019	2018
Federal statutory income tax rate		21.0%	21.0%	21.0%
Additional income tax benefit related to IRS litigation		—%	—%	(0.3)%
Tax exempt municipal bond interest		(0.9)%	(0.6)%	(0.7)%
Other, net		0.1%	0.1%	0.6%
Effective tax rate		20.2%	20.5%	20.6%

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

We have not recorded any uncertain tax positions during 2019 and 2020 and have no unrecognized tax benefits at December 31, 2019 and December 31, 2020. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2016.

MGIC Investment Corporation 2020 Form 10-K | 122

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

SHARE REPURCHASE PROGRAM
During the first quarter of 2020 we repurchased approximately 9.6 million shares of our common stock at a weighted average cost per share of $12.47, which included commissions. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020.

During 2019, we repurchased approximately 8.7 million shares of our common stock at a weighted average cost per share of $13.13, which included commissions. As of December 31, 2019, the authorized share repurchase program had approximately $111 million remaining.

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

Cash dividends
In 2020, we paid quarterly cash dividends of $0.06 per share to shareholders which totaled $82.6 million. On January 26, 2021, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.06 per share payable on March 3, 2021, to shareholders of record at the close of business on February 17, 2021.

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

In addition to the typical adjustments from statutory to GAAP, mortgage insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned under SSAP and principles prescribed by the OCI. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For the year ended 2020, MGIC's withdrew $30.4 million from its contingency reserve. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact the GAAP statements of operations.

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

The statutory net income loss, policyholders' surplus and contingency reserve liability of the insurance subsidiaries of our holding company are shown in table 14.1 below. The surplus amounts included in the following table are the combined policyholders' surplus of our insurance operations as utilized in our risk-to-capital calculations.

Statutory financial information of insurance subsidiaries
Table	14.1
		As of and for the Years Ended December 31,
(In thousands)		2020	2019	2018
Statutory net income		$65,201	$305,857	$375,484
Statutory policyholders' surplus		1,339,509	1,619,069	1,683,058
Contingency reserve		3,585,864	3,021,055	2,442,996

MGIC Investment Corporation 2020 Form 10-K | 123

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018 there were no surplus contributions made to MGIC or distributions from other insurance subsidiaries to us. Dividends paid by MGIC are shown in table 14.2 below.

Surplus contributions and dividends of insurance subsidiaries
Table	14.2
		Years Ended December 31,
(In thousands)		2020	2019	2018
Dividends paid by MGIC to the parent company (1)		$390,000	280,000	220,000
(1) Dividends paid in cash and/or investment securities. Also in 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures held at an amortized cost of $139.5 million.

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

At December 31, 2020, MGIC’s risk-to-capital ratio was 9.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements and its policyholder position was $3.2 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At December 31, 2020, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.1 to 1.
The NAIC has previously announced plans to revise the State Capital Requirements that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk and minimum capital floors. Currently we believe that the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act in most circumstances.

While MGIC currently meets, and expects to continue to meet, the State Capital Requirements of Wisconsin and all other jurisdictions, it could be prevented from writing new business in the future in all jurisdictions if it fails to meet the State Capital Requirements of Wisconsin, or it could be prevented from writing new business in a particular jurisdiction if it fails to meet the State Capital Requirements of that jurisdiction and in each case MGIC does not obtain a waiver of such requirements. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in all jurisdictions, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the State Capital Requirements or the PMIERs may affect its willingness to procure insurance from us. A possible future failure by MGIC to meet the State Capital Requirements or the PMIERs will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its IIF on a timely basis, you should read the rest of these financial statement footnotes for information about matters that could negatively affect MGIC’s claims paying resources, including the effects of the COVID-19 pandemic.

DIVIDEND RESTRICTIONS
During 2020, MGIC paid $390 million in cash and/or investment security dividends to our holding company. In the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures held at an amortized cost of $139.5 million, which was non-admitted for statutory reporting.

MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. Before making any dividend payments in 2021, we will notify the OCI to ensure it does not object.

Under the PMIERS guidance, any dividend paid by MGIC to our holding company, through June 30, 2021, requires GSE approval.

The OCI recognizes only statutory accounting principles prescribed, or practices permitted, by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency

MGIC Investment Corporation 2020 Form 10-K | 124

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

reserves, statutory net income is reduced. For the year ended December 31, 2020, MGIC’s increase in contingency reserves was $559 million and statutory net loss was $643 million. As of December 31, 2020, MGIC's statutory policyholders' surplus was $1,336 million. MGIC's statutory net loss includes a realized loss of $692 million resulting from its merger with MGIC Reinsurance Corporation of Wisconsin. This is eliminated on the consolidated statement of operations.

NOTE 15	Share-based Compensation Plans
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period.  Awards under our plans generally vest over periods ranging from one to three years.

We have an omnibus incentive plan that was adopted on April 23, 2020. When the 2020 plan was adopted, no further awards could be made under our previous 2015 plan. The purpose of the 2020 plan is to motivate and incentivize performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. The maximum number of shares of stock that can be awarded under the 2020 plan is 11.0 million. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. The 2020 plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after April 23, 2030 under the 2020 plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. Awards forfeited under the 2015 plan after April 23, 2020 will increase the 2020 plan's limit of shares available for future grant. At December 31, 2020, 11.1 million shares were available for future grant under the 2020 plan. The excess of available shares for future grant above the maximum number of shares that may be issued under the 2020 plan is the result of awards under the 2015 plan being forfeited subsequent to April 23, 2020.

The compensation cost that has been charged against income for share-based plans was $13.8 million, $18.9 million, and $20.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The related income tax benefit recognized for share-based plans was $1.7 million, $2.7 million, and $3.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Table 15.1 summarizes restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2020.

Restricted stock
Table	15.1
		Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2019		$12.81	4,150,394
Granted		13.62	1,672,060
Vested		11.67	(1,564,843)
Forfeited		13.24	(118,368)
Restricted stock outstanding at December 31, 2020		$13.57	4,139,243

At December 31, 2020, the 4.1 million shares of restricted stock outstanding consisted of 3.1 million shares that are subject to performance conditions (“performance shares”) and 1.0 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2019 and 2018 was $11.92 and $15.69, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant or previous trading day if the Exchange is closed on the date of grant. The total fair value of restricted stock vested during 2020, 2019 and 2018 was $20.4 million, $13.7 million, and $19.1 million, respectively.

As of December 31, 2020, there was $25.8 million of total unrecognized compensation cost related to non-vested share-based compensation agreements granted under the plans. Of this total, $19.8 million of unrecognized compensation costs relate to performance shares and $5.9 million relates to time vested shares. A portion of the unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance and service conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.7 years.

MGIC Investment Corporation 2020 Form 10-K | 125

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 16	Leases
We lease data processing equipment and autos under operating leases that expire during the next four years. Generally, rental payments are fixed.

Table 16.1 shows minimum the future operating lease payments as of December 31, 2020.

Minimum future operating lease payments
Table	16.1
(In thousands)		Amount
2021		$836
2022		687
2023		311
2024		81
2025 and thereafter		—
Total		$1,915

Total lease expense under operating leases was $1.9 million in 2020, $2.1 million in 2019, and $1.9 million in 2018.

NOTE 17	Litigation and Contingencies
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a "curtailment"). In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2020 and 2019 , curtailments reduced our average claim paid by approximately 3.6% and 5.0%, respectively.

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
Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is reasonably possible that, when all of these matters are resolved, we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $40 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

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

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The related contract underwriting remedy expense for each of the years ended December 31, 2020, 2019, and 2018, was immaterial to our consolidated financial statements.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation 2020 Form 10-K | 126

MGIC Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 18	Unaudited Quarterly Financial Data

Unaudited quarterly financial data - current year:
Table:	18.1a
2020:		Quarter				Full
(In thousands, except per share data)		First	Second	Third	Fourth	Year
Net premiums earned		$260,901	$243,562	$256,113	$261,367	$1,021,943
Investment income, net of expenses		41,347	39,679	37,252	36,118	154,396
Realized gains (losses)		1,891	6,701	2,259	2,901	13,752
Other revenue		2,754	4,026	380	1,895	9,055
Loss incurred, net		60,956	217,374	40,686	45,758	364,774
Underwriting and other expenses, net		57,698	60,111	64,253	66,311	248,373
Loss on debt extinguishment		—	—	26,736	—	26,736
Provision for income tax		38,434	2,436	33,518	38,782	113,170
Net income		149,805	14,047	130,811	151,430	446,093
Income per share (a) (b):
Basic		0.44	0.04	0.39	0.45	1.31
Diluted		0.42	0.04	0.38	0.44	1.29

Unaudited quarterly financial statements - prior year:
Table:	18.1b
2019:		Quarter				Full
(In thousands, except per share data)		First	Second	Third	Fourth	Year
Net premiums earned		$249,762	$247,102	$267,857	$266,267	$1,030,988
Investment income, net of expenses		40,585	42,423	42,715	41,322	167,045
Realized gains (losses)		(526)	307	4,205	1,320	5,306
Other revenue		1,830	2,485	3,606	2,717	10,638
Loss incurred, net		39,064	21,836	33,985	23,690	118,575
Underwriting and other expenses, net		61,650	59,270	61,278	65,227	247,425
Provision for income tax		38,996	43,433	46,186	45,599	174,214
Net income		151,941	167,778	176,934	177,110	673,763
Income per share (a) (b):
Basic		0.43	0.47	0.50	0.51	1.91
Diluted		0.42	0.46	0.49	0.49	1.85
(a)Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
(b)In periods where convertible debt instruments are dilutive to earnings per share the “if-converted” method of computing diluted EPS requires an interest expense adjustment, net of tax, to net income available to shareholders. See Note 4 – “Earnings Per Share” for further discussion on our calculation of diluted EPS.

MGIC Investment Corporation 2020 Form 10-K | 127

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGIC Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGIC Investment Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of loss reserves

As described in Notes 3 and 8 to the consolidated financial statements, the Company establishes reserves to recognize the estimated liability for losses related to reported defaults on insured mortgage loans. As of December 31, 2020, the Company’s recorded loss reserves were $881 million. A significant portion of total loss reserves relate to primary case reserves established for the Company’s primary insurance business. Case reserves are established by estimating the number of loans in the inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The Company’s case reserve estimates are established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between default and claim filing; and curtailments and rescissions.

The principal considerations for our determination that performing procedures relating to the valuation of loss reserves is a critical audit matter are (i) the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to loss reserves; (ii) there was significant auditor effort and judgment in evaluating the audit evidence relating to the significant assumptions, related to the claim rate and claim severity; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of loss reserves, including controls over the development of significant assumptions related to the claim rate and claim severity. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of loss reserves using historical experience and comparing this independent estimate to management’s recorded loss reserves to evaluate the reasonableness of the recorded loss reserves. Developing the independent estimate involved testing the completeness, accuracy, and relevance of data provided by management and independently developing assumptions related to the claim rate and claim severity.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 23, 2021

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2020, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL DURING THE FOURTH QUARTER
There are no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

MGIC Investment Corporation 2020 Form 10-K | 130

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information (other than on the executive officers) will be included in our Proxy Statement for the 2021 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2020. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

Item 11. Executive Compensation
This information will be included in our Proxy Statement for the 2021 Annual Meeting of Shareholders and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2020. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2021 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2020. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

The table below sets forth certain information, as of December 31, 2020, about the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

		Equity compensation plans approved by security holders
(a)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	4,130,510
(b)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	—
(c)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Row (a)) (2)	11,066,541

(1)Includes 4,087,141 restricted stock units (RSUs) granted under our 2015 Omnibus Incentive Plan (the “2015 Plan”) for which shares will be issued if certain criteria are met. Of the RSUs granted under the 2015 Plan, 3,168,256 are subject to performance conditions and the remaining RSUs are subject to service conditions. Also includes 25,869 vested RSUs granted under our 2002 Stock Incentive Plan for which shares will be issued in the future and 17,500 RSUs granted under our 2020 Omnibus Incentive Plan for which shares will be issued in the future, provided the service conditions are met.
(2)Reflects shares available for granting.  All of these shares are available under our 2020 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, this information will be included in our Proxy Statement for the 2021 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2020. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2020 Form 10-K | 131

Item 14. Principal Accountant Fees and Services
This information will be included in our Proxy Statement for the 2021 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2020. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2020 Form 10-K | 132

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2020 and 2019
Consolidated statements of operations for each of the three years in the period ended December 31, 2020
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2020
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2020
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2020
Notes to consolidated financial statements
Report of independent registered public accounting firm

2	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Page
Schedule I - Summary of investments, other than investments in related parties at December 31, 2020	138
Schedule II - Condensed financial information of Registrant
Condensed balance sheets at December 31, 2020 and 2019	139
Condensed statements of operations for each of the three years in the period ended December 31, 2020	140
Condensed statements of cash flows for each of the three years in the period ended December 31, 2020	141
Supplementary notes to parent company financial statements	142
Schedule IV – Reinsurance for each of the three years in the period ended December 31, 2020	143
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

3	Exhibits. The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item and, except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-K. Exhibit 32 is not filed as part of this Form 10-K but accompanies this Form 10-K.

MGIC Investment Corporation 2020 Form 10-K | 133

INDEX TO EXHIBITS

The agreements included as exhibits to this report are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or any of its subsidiaries or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	August 8, 2013
3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	May 19, 2020
4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	August 8, 2013
4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	May 19, 2020
4.3	Description of Registrant's Securities †
4.4	Indenture, dated as of October 15, 2000, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee [File 001-10816]	8-K	4.1	October 19, 2000
4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation. [File 001‑10816]	10-Q	4.6	May 12, 2008
4.8	Third Supplemental Indenture, dated as of August 5, 2016, between MGIC Investment Corporation and U.S. Bank National Association, as Trustee, under the Indenture dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	August 5, 2016
4.1	Fourth Supplemental Indenture, dated as of August 12, 2020, between MGIC Investment Corporation and U.S. Bank National Association, as Trustee, under the Indenture dated as of October 15, 2020, between the Company and the Trustee.	8-K	4.10	August 12, 2020
	[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]
10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005
10.2.4.1	Amendment to Restricted Stock Unit Agreements *†
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005
10.2.20	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2018).*	10-K	10.2.20	February 22, 2019
10.2.21	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2018).*	10-K	10.2.21	February 22, 2019
10.2.22	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2019).*	10-K	10.2.22	February 24, 2020
10.2.23	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted July 2019).*	10-K	10.2.23	February 24, 2020
10.2.24	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2020) * †
10.3	MGIC Investment Corporation 1991 Stock Incentive Plan. [File 001‑10816] *	10-K	10.7	March 29, 2000
10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K	10.3.1	March 1, 2011

MGIC Investment Corporation 2020 Form 10-K | 134

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan *	DEF 14A	App. A	March 24, 2015
10.3.4	MGIC Investment Corporation 2020 Omnibus Incentive Plan *	DEF 14A	App. C	March 20, 2020
10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan. [File 001‑10816] *	10-K	10.1	March 29, 2000
10.7	Supplemental Executive Retirement Plan. *	8-K	10.7	January 29, 2014
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K	10.8	February 27, 2015
10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. [File 001‑10816] *	10-K	10.24	March 25, 1994
10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.*	10-Q	10.27 and 10.28	August 12, 1994
10.11.1	Form of Key Executive Employment and Severance Agreement. *	10-K	10.11.1	February 27, 2015
10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement. *	10-K	10.11.2	February 27, 2015
10.11.3	Form of Key Executive Employment and Severance Agreement (Adopted July 2018) *	10-K	10.11.3	February 22, 2019
10.11.4	Form of Incorporated Terms to Key Executive Employment and Severance Agreement (Adopted July 2018). *	10-K	10.11.4	February 22, 2019
10.12	Form of Agreement Not to Compete. * †
21	Direct and Indirect Subsidiaries. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††
99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009
99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009
99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012
99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014
99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.25	May 7, 2015
99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation.	10-K	10.2.15	February 26, 2016
99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto	10-Q	99.27	May 5, 2017
99.28	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.28	May 7, 2020
99.29	State Variations Endorsement (for other than Maine and Puerto Rico) to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.29	May 7, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

MGIC Investment Corporation 2020 Form 10-K | 135

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes a management contract or compensatory plan.
**	Certain portions of this Exhibit are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith.
††	Furnished herewith.

Item 16. Form 10-K Summary
Not applicable.

MGIC Investment Corporation 2020 Form 10-K | 136

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2021.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Timothy J. Mattke	/s/ Jay C. Hartzell
Timothy J. Mattke	Jay C. Hartzell, Director
Chief Executive Officer and Director

/s/ Timothy A. Holt
/s/ Nathan H. Colson	Timothy A. Holt, Director
Nathan H. Colson
Executive Vice President and
Chief Financial Officer	/s/ Kenneth M. Jastrow, II
(Principal Financial Officer)	Kenneth M. Jastrow, II, Director

/s/ Julie K. Sperber	/s/ Jodeen A. Kozlak
Julie K. Sperber	Jodeen A. Kozlak, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Michael E. Lehman
Michael E. Lehman, Director

/s/ Analisa M. Allen
Analisa M. Allen, Director	/s/ Melissa B. Lora
Melissa B. Lora, Director

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni, Director	/s/ Gary A. Poliner
Gary A. Poliner, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director	/s/ Sheryl L. Sculley
Sheryl L. Sculley, Director

/s/ Curt S. Culver
Curt S. Culver, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

MGIC Investment Corporation 2020 Form 10-K | 137

MGIC INVESTMENT CORPORATION

SCHEDULE I — Summary of investments - Other than investments in related parties - December 31, 2020
(In thousands) Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed income:
Bonds:
United States Government and government agencies and authorities	$264,531	$265,693	$265,693
States, municipalities and political subdivisions	2,083,568	2,249,869	2,249,869
Foreign Governments	4,485	4,709	4,709
Public utilities	303,285	303,011	303,011
Asset-backed securities	203,807	206,686	206,686
Collateralized loan obligations	310,616	310,490	310,490
Mortgage-backed	738,104	758,668	758,668
All other corporate bonds	2,387,575	2,541,277	2,541,277
Other short-term investments	21,193	21,193	21,193
Total fixed income	6,317,164	6,661,596	6,661,596

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	17,522	18,215	18,215
Total equity securities	17,522	18,215	18,215

Total investments	$6,334,686	$6,679,811	$6,679,811

MGIC Investment Corporation 2020 Form 10-K | 138

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Balance Sheets Parent Company Only
	December 31,
(In thousands)	2020	2019
ASSETS
Fixed income, available-for-sale, at fair value (amortized cost, 2020 – $773,881; 2019 – $287,489)	$773,995	$288,362
Cash and cash equivalents	73,000	36,621
Investment in subsidiaries, at equity in net assets	4,740,074	4,611,356
Accounts receivable - affiliates	1,450	2,129
Income taxes -current and deferred	219,059	196,978
Accrued investment income	3,760	2,498
Other assets	—	81
Total assets	$5,811,338	$5,138,025

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$879,379	$420,867
Convertible junior subordinated debentures	208,814	389,522
Accrued interest	23,004	17,928
Other liabilities	1,155	474
Total liabilities	1,112,352	828,791

Shareholders’ equity:
Common stock, (one dollar par value, shares authorized 1,000,000; shares issued 2020 – 371,353; 2019 – 371,353; outstanding 2020 – 338,573; 2019 – 347,308)	371,353	371,353
Paid-in capital	1,862,042	1,869,719
Treasury stock (shares at cost 2020 – 32,779; 2019 – 24,045)	(393,326)	(283,196)
Accumulated other comprehensive income, net of tax	216,821	72,708
Retained earnings	2,642,096	2,278,650
Total shareholders’ equity	4,698,986	4,309,234
Total liabilities and shareholders’ equity	$5,811,338	$5,138,025
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2020 Form 10-K | 139

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Operations Parent Company Only
	Years Ended December 31,
(In thousands)	2020	2019	2018
Revenues:
Investment income, net of expenses	$7,090	$7,695	$4,685
Net realized investment gains (losses)	1,454	(311)	(532)
Total revenues	8,544	7,384	4,153

Expenses:
Operating expenses	719	793	637
Interest expense	65,472	61,593	61,930
Loss on debt extinguishment	35,033	—	—
Total expenses	101,224	62,386	62,567
Loss before tax	(92,680)	(55,002)	(58,414)
(Benefit from) provision for income taxes	(18,431)	(12,263)	(13,517)
Equity in net income of subsidiaries	520,342	716,502	714,994
Net income	446,093	673,763	670,097
Other comprehensive income (loss), net of tax	144,113	196,922	(80,413)
Comprehensive income	$590,206	$870,685	$589,684
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2020 Form 10-K | 140

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only
	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	446,093	$673,763	$670,097
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(520,342)	(716,502)	(714,994)
Dividends received from subsidiaries	221,024	154,413	199,692
Deferred tax (benefit) expense	(18,252)	(10,416)	(11,756)
Loss on debt extinguishment	35,033	—	—
Other	19,088	21,104	24,303
Change in certain assets and liabilities:
Accounts receivable - affiliates	972	(735)	18
Income taxes receivable	—	1	17,859
Accrued investment income	(1,262)	(478)	112
Accrued interest	5,076	(2)	(4)
Net cash provided by operating activities	187,430	121,148	185,327
Cash flows from investing activities:
Purchases of investments	(1,131,060)	(117,663)	(83,003)
Proceeds from sales of investments	812,188	160,040	93,481
Net cash provided by investing activities	(318,872)	42,377	10,478
Cash flows from financing activities:
Proceeds from issuance of senior notes	640,250	—	—
Purchase of senior notes	(179,735)	—	—
Payment of original issue discount - senior notes	(2,969)	—	—
Purchase of convertible junior subordinated debentures	(36,392)	—	—
Payment of original issue discount - convertible junior subordinated debentures	(15,049)	—	—
Cash portion of loss on debt extinguishment	(25,266)	—	—
Repurchase of common stock	(119,997)	(125,766)	(163,419)
Dividends paid	(82,061)	(41,914)	—
Payment of debt issuance costs	(2,020)	—	—
Payment of withholding taxes related to share-based compensation net share settlement	(8,940)	(5,726)	(8,131)
Net cash provided by (used in) financing activities	167,821	(173,406)	(171,550)
Net increase (decrease) in cash and cash equivalents	36,379	(9,881)	24,255
Cash and cash equivalents at beginning of year	36,621	46,502	22,247
Cash and cash equivalents at end of year	$73,000	$36,621	$46,502
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2020 Form 10-K | 141

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

The payment of dividends from our insurance subsidiaries is the principal source of cash inflow for MGIC Investment Corporation, our holding company, other than investment income and raising capital in the public markets. The payment of dividends by our insurance subsidiaries is restricted by insurance regulation as discussed above. MGIC is the principal source of dividend-paying capacity and paid a total of $390 million, $280 million and $220 million in dividends in cash and fixed income securities to our holding company during 2020, 2019 and 2018, respectively. No contributions were made to our insurance subsidiaries in 2020, 2019 or 2018.

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

MGIC Investment Corporation 2020 Form 10-K | 142

MGIC INVESTMENT CORPORATION

SCHEDULE IV — Reinsurance Mortgage Insurance Premiums Earned Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2020	$1,199,824	$188,729	$10,848	$1,021,943	1.1%
2019	1,155,240	129,337	5,085	1,030,988	0.5%
2018	1,084,748	111,391	1,805	975,162	0.2%

MGIC Investment Corporation 2020 Form 10-K | 143