Form 10-Q
period 2021-03-31
MGIC INVESTMENT CORP
filed 2021-05-05
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2021, there were 339,315,627 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

MGIC Investment Corporation - Q1 2021 | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

MGIC Investment Corporation - Q1 2021 | 4

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

MGIC
Mortgage Guaranty Insurance Corporation, a subsidiary of MGIC Investment Corporation

MAC
MGIC Assurance Corporation, a subsidiary of MGIC

Minimum Required Assets
The minimum amount of Available Assets that must be held under the PMIERs which is based on an insurer’s book of RIF and is calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor of $400 million.

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

MGIC Investment Corporation - Q1 2021 | 5

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

2019 QSR
Our QSR transaction that provides coverage on eligible NIW in 2019

2020 QSR
Our QSR transactions that provide coverage on eligible NIW in 2020

2021 QSR
Our QSR transactions that provide coverage on eligible NIW in 2021

2022 QSR
Our QSR transactions that provide coverage on eligible NIW in 2022

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
Residential mortgage-backed securities

MGIC Investment Corporation - Q1 2021 | 6

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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q1 2021 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	March 31, 2021	December 31, 2020
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2021 - $6,586,020; 2020 - $6,317,164)		$6,811,318	$6,661,596
Equity securities, at fair value (cost 2021 - $15,052; 2020 - $17,522)		15,319	18,215
Other invested assets, at cost		3,100	3,100
Total investment portfolio		6,829,737	6,682,911
Cash and cash equivalents		182,930	287,953
Restricted cash and cash equivalents		9,836	8,727
Accrued investment income		51,127	49,997
Reinsurance recoverable on loss reserves	4	102,901	95,042
Reinsurance recoverable on paid losses		606	669
Premiums receivable		55,107	56,044
Home office and equipment, net		46,024	47,144
Deferred insurance policy acquisition costs		22,335	21,561
Other assets		106,413	104,478
Total assets		$7,407,016	$7,354,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$913,110	$880,537
Unearned premiums		273,553	287,099
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	879,911	879,379
Convertible junior subordinated debentures	3	208,814	208,814
Other liabilities		244,335	244,711
Total liabilities		2,674,723	2,655,540
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2021 - 371,353; 2020 - 371,353; shares outstanding 2021 - 339,316; 2020 - 338,573)		371,353	371,353
Paid-in capital		1,782,041	1,862,042
Treasury stock at cost (shares 2021 - 32,037; 2020 - 32,779)		(384,550)	(393,326)
Accumulated other comprehensive income, net of tax		123,565	216,821
Retained earnings		2,839,884	2,642,096
Total shareholders’ equity		4,732,293	4,698,986
Total liabilities and shareholders’ equity		$7,407,016	$7,354,526
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2021 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2021	2020
Revenues:
Premiums written:
Direct		$283,005	$274,724
Assumed		2,131	2,859
Ceded	4	(43,637)	(31,576)
Net premiums written		241,499	246,007
Decrease in unearned premiums, net		13,546	14,894
Net premiums earned		255,045	260,901
Investment income, net of expenses		37,893	41,347
Net realized investment gains	7	2,215	1,891
Other revenue		2,804	2,754
Total revenues		297,957	306,893

Losses and expenses:
Losses incurred, net	11	39,636	60,956
Amortization of deferred policy acquisition costs		2,696	2,510
Other underwriting and operating expenses, net		48,023	42,262
Interest expense		17,985	12,926
Total losses and expenses		108,340	118,654
Income before tax		189,617	188,239
Provision for income taxes		39,596	38,434
Net income		$150,021	$149,805

Earnings per share:
Basic	6	$0.44	$0.44
Diluted	6	$0.43	$0.42

Weighted average common shares outstanding - basic	6	338,904	344,053
Weighted average common shares outstanding - diluted	6	356,383	365,216

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2021 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2021	2020
Net income		$150,021	$149,805
Other comprehensive (loss) income, net of tax:	9
Change in unrealized investment gains and losses	7	(94,129)	(72,585)
Benefit plan adjustments		873	1,101
Other comprehensive (loss) income, net of tax		(93,256)	(71,484)
Comprehensive income		$56,765	$78,321

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2021 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2021	2020
Common stock

Balance, beginning and end of period		$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,862,042	1,869,719
Cumulative effect of debt with conversion options accounting standards update	2	(68,289)	—
Reissuance of treasury stock, net under share-based compensation plans		(15,397)	(18,667)
Equity compensation		3,685	4,319
Balance, end of period		1,782,041	1,855,371

Treasury stock
Balance, beginning of period		(393,326)	(283,196)
Reissuance of treasury stock, net under share-based compensation plans		8,776	9,768
Repurchase of common stock	12	—	(119,997)
Balance, end of period		(384,550)	(393,425)

Accumulated other comprehensive income (loss)
Balance, beginning of period		216,821	72,708
Other comprehensive (loss) income, net of tax	9	(93,256)	(71,484)
Balance, end of period		123,565	1,224

Retained earnings
Balance, beginning of period, as previously reported		2,642,096	2,278,650
Cumulative effect of debt with conversion options accounting standards update	2	68,289	—
Balance, beginning of the period, as adjusted		2,710,385	2,278,650
Net income		150,021	149,805
Cash dividends	12	(20,522)	(21,150)
Balance, end of period		2,839,884	2,407,305

Total shareholders’ equity		$4,732,293	$4,241,828

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2021 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$150,021	$149,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,422	13,052
Deferred tax expense	2,635	15,877
Net realized investment (gains) losses	(2,215)	(1,891)
Change in certain assets and liabilities:
Accrued investment income	(1,130)	2,763
Reinsurance recoverable on loss reserves	(7,859)	(4,115)
Reinsurance recoverable on paid losses	63	(170)
Premium receivable	937	2,147
Deferred insurance policy acquisition costs	(774)	(983)
Profit commission receivable	(5,430)	1,121
Loss reserves	32,573	19,419
Unearned premiums	(13,546)	(14,894)
Return premium accrual	2,900	(400)
Current income taxes	36,897	22,527
Other, net	(14,461)	(19,934)
Net cash provided by operating activities	198,033	184,324

Cash flows from investing activities:
Purchases of investments	(652,328)	(280,614)
Proceeds from sales of investments	59,378	224,803
Proceeds from maturity of fixed income securities	318,892	222,544
Additions to property and equipment	(441)	(580)
Net cash provided by (used in) investing activities	(274,499)	166,153

Cash flows from financing activities:
Repurchase of common stock	—	(119,997)
Dividends paid	(20,827)	(21,111)
Payment of withholding taxes related to share-based compensation net share settlement	(6,621)	(8,899)
Net cash provided by (used in) financing activities	(27,448)	(150,007)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(103,914)	200,470
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	296,680	169,056
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$192,766	$369,526
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2021 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for an interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of March 31, 2021, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.
Note 2. Significant Accounting Policies

Recent accounting and reporting developments
Accounting standards effective in 2021, or early adopted, and relevant to our financial statements are described below:
Simplifying the Accounting for Income Taxes: ASU 2019-12
Effective January 1, 2021, we adopted FASB guidance which simplifies Accounting for Income Taxes (Topic 740). This update simplifies the accounting for income taxes by removing certain exceptions to Topic 740. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Clarification of Accounting for Equity Securities: ASU 2020-01
Effective January 1, 2021, we adopted ASU 2020-01. ASU 2020-1 clarifies certain interactions of accounting for equity securities under Topic 321, under the equity method of accounting in Topic 323, and accounting for certain forward contracts and purchased options in Topic 815. The amendment clarifies the consideration of observable transactions before applying or discounting the equity method of accounting. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs: ASU 2020-08
Effective January 1, 2021 we adopted Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. FASB standard 2017-08 shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that entities amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date and clarifies the FASB’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-35-33 for each reporting period. This guidance clarifies the issuer of a callable debt security should utilize the next call date versus the earliest call date in amortizing premium. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: ASU 2020-06
Effective January 1, 2021 we adopted ASU 2020-06 using a modified retrospective basis. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. It also includes amendments to EPS guidance. The updated guidance reduces the number of accounting models for convertible debt instruments and convertible preferred stock, and eliminated

MGIC Investment Corporation - Q1 2021 | 13

the cash conversion feature within ASU 470. As a result of these changes, more convertible instruments will be reported as a single unit on the balance sheet. We previously accounted for our 9% Debenture under the cash conversion feature, which required us to account for the conversion features of our 9% Debentures within Paid-in Capital. The adoption of this guidance resulted in a $68.3 million cumulative effective adjustment to our 2021 beginning Retained earnings and Paid-in Capital to reflect the 9% Debenture as if we had always accounted for the debt as a liability in its entirety.
The updated guidance also includes updates to the EPS calculation. The ASU requires companies to use the if-converted method, assume share settlement when settlement can be in cash or in shares, use an average market price for the period if the number of shares is based on an entity’s share price, and use the weighted average shares from each quarter to calculate the year to date weighted average shares. The ASU also includes improvements to the disclosures for convertible instruments and EPS. The updates within ASU 2020-06 to EPS calculations and disclosures did not have a material impact on our consolidated financial statement disclosures.
Reference Rate Reform: ASU 2020-04
In March 2020, the FASB issued ASU 2020-04 to provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provides optional expedients and exceptions for applying generally accepted accounting principles to contract, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. The adoption of, and future elections under, this ASU are not expected to have a material impact on our consolidated financial statements as the ASU will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on our contracts and other transactions.

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of March 31, 2021 and December 31, 2020 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		March 31, 2021	December 31, 2020
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $242.3 million)		240.8	$240.6
5.25% Notes, due August 2028 (par value: $650 million)		639.1	638.8
9% Debentures, due April 2063 (1)		208.8	208.8
Long-term debt, carrying value		$1,243.7	$1,243.2
(1)Convertible at any time prior to maturity at the holder’s option, at a conversion rate, which is subject to adjustment, of 75.5932 shares per $1,000 principal amount, representing a conversion price of approximately $13.23 per share.

The 5.75% Senior Notes (“5.75% Notes”), 5.25% Senior Notes (5.25% Notes) and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

See Note 7 “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information pertaining to our debt obligations. As of March 31, 2021 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the three months ended March 31, 2021 and 2020 were $25.1 million and $13.0 million.

MGIC Investment Corporation - Q1 2021 | 14

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended March 31,
(In thousands)		2021	2020
Premiums earned:
Direct		$296,271	$289,868
Assumed		2,411	2,609
Ceded		(43,637)	(31,576)
Net premiums earned		$255,045	$260,901

Losses incurred:
Direct		$48,071	$66,562
Assumed		(25)	166
Ceded		(8,410)	(5,772)
Losses incurred, net		$39,636	$60,956

Quota share reinsurance
We have entered into quota share reinsurance ("QSR") agreements with panels of third-party reinsurers to cede a fixed quota share percentage of premiums earned and received and losses incurred on insurance covered by the transactions. We receive the benefit of a ceding commission equal to 20% of premiums ceded before profit commission. We also receive the benefit of a profit commission through a reduction of premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at annual loss ratios higher than we have experienced on our QSR agreements.

Each of our QSR agreements typically have annual loss ratio caps of 300% and lifetime loss ratios of 200%.

MGIC Investment Corporation - Q1 2021 | 15

Table 4.2 below provides additional detail regarding our QSR agreements.

Reinsurance
Table	4.2

Quota Share Contract		Policy Year	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2015 QSR		Prior to 2017	15.0%	68.0%	December 31, 2031
2017 QSR		2017	30.0%	60.0%	December 31, 2028
2018 QSR		2018	30.0%	62.0%	December 31, 2029
2019 QSR		2019	30.0%	62.0%	December 31, 2030
2020 QSR		2020	12.5%	62.0%	December 31, 2031
2020 QSR and 2021 QSR		2020 - 2021	17.5%	62.0%	December 31, 2032
2021 QSR		2021	12.5%	57.5%	December 31, 2032
2022 QSR		2022	15.0%	57.5%	December 31, 2033
Credit Union QSR (2)		2020-2025	65.0%	50.0%	December 31, 2039
(1) We will receive a profit commission provided the annual loss ratio on loans covered under the transaction remains below this ratio.
(2) Eligible credit union business written before April 1, 2020 was covered by our 2019 and prior QSR Transactions.

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
Table 4.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can be elected by us for a fee. The optional reduction to the quota share percentage would give us an option to reduce our quota share percentage from the original percentage as shown in table 4.2.

Reinsurance
Table	4.3

Quota Share Contract		Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Quota Share % Reduction
2015 QSR		June 30, 2021	NA	NA
2017 QSR		December 31, 2021	NA	NA
2018 QSR		December 31, 2021	NA	NA
2019 QSR		December 31, 2021	July 1, 2020	25% or 20%
2020 QSR		December 31, 2022	July 1, 2021	10.5% or 8%
2020 QSR and 2021 QSR, 2020 Policy year		December 31, 2022	July 1, 2021	14.5% or 12%
2020 QSR and 2021 QSR, 2021 Policy year		December 31, 2023	July 1, 2022	14.5% or 12%
2021 QSR		December 31, 2023	July 1, 2022	10.5% or 8%
2022 QSR		December 31, 2024	July 1, 2023	12.5% or 10%
(1) We can elect early termination of the QSR agreement beginning on this date, and bi-annually thereafter for the 2015 QSR, 2019 QSR, 2020 QSR, 2021 QSR, and 2022 QSR. Early termination of the 2018 QSR can be elected annually after this date.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.

MGIC Investment Corporation - Q1 2021 | 16

Table 4.4 below provides a summary of our quota share reinsurance agreements, excluding captive agreements, for the three months ended March 31, 2021 and 2020.

Quota Share Reinsurance
Table	4.4
		Three Months Ended March 31,
(In thousands)		2021	2020
Ceded premiums written and earned, net of profit commission		$33,390	$26,846
Ceded losses incurred		8,405	5,804
Ceding commissions (1)		13,067	11,365
Profit commission		31,944	29,979
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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $102.9 million as of March 31, 2021 and $95.0 million as of December 31, 2020. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the amount of which is based on the funding requirements of PMIERs. An allowance for credit losses was not required at March 31, 2021.

Excess of loss reinsurance
We have aggregate excess of loss reinsurance agreements (“Home Re Transactions”) with unaffiliated special purpose insurers domiciled in Bermuda (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. Subject to certain conditions, the reinsurance coverage decreases over a period of either 10 or 12.5 years, depending on the transaction, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid. MGIC has rights to terminate the Home Re Transactions under certain circumstances.

The Home Re Entities financed the coverages by issuing mortgage insurance-linked notes (“ILNs”) to unaffiliated investors in an aggregate amount equal to the initial reinsurance coverage amounts. The 2018, 2019, and 2020 ILNs each have ten-year legal maturities and the 2021 ILN has a twelve and a half year legal maturity, and each ILN is non-recourse to any assets of MGIC or affiliates. The proceeds of the ILNs, which were deposited into reinsurance trusts for the benefit of MGIC, will be the source of reinsurance claim payments to MGIC and principal repayments on the ILNs.

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of March 31, 2021 a "Trigger Event" has occurred on each our outstanding ILN transactions. On the 2018 and 2019 ILN transactions a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. A “Trigger Event” has occurred on our 2020 and 2021 ILN transaction because the credit enhancement of the most senior tranche is less than the target credit enhancement.

MGIC Investment Corporation - Q1 2021 | 17

Table 4.6 provides a summary of our excess of loss reinsurance agreements as of March 31, 2021 and December 31, 2020.

Excess of Loss Reinsurance
Table 4.6
($ in thousands)	Home Re 2021-1, Ltd.	Home Re 2020-1, Ltd.	Home Re 2019-1, Ltd.	Home Re 2018-1, Ltd.
Issue Date	February 2, 2021	October 29, 2020	May 25, 2019	October 30, 2018
Policy Inforce Dates	August 1, 2020 - December 31, 2020	January 1, 2020 - July 31, 2020	January 1, 2018 - March 31, 2019	July 1, 2016 - December 31, 2017
Optional Call Date (1)	January 25, 2028	October 25, 2027	May 25, 2026	October 25, 2025
Initial First Layer Retention	211,159	275,283	185,730	168,691
Initial Excess of Loss Reinsurance Coverage	398,848	412,917	315,739	318,636
March 31, 2021
Remaining First Layer Retention	211,159	275,268	184,391	165,765
Remaining Excess of Loss Reinsurance Coverage	398,848	412,917	208,146	218,343
December 31, 2020
Remaining First Layer Retention	—	275,283	184,514	166,005
Remaining Excess of Loss Reinsurance Coverage	—	412,917	208,146	218,343
(1)We have the right to terminate the excess-of-loss reinsurance agreements under certain circumstances and on any payment date on or after the respective termination option date.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in one-month LIBOR, (or the fallback reference rate, as applicable) and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each reinsurance agreement contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at March 31, 2021, were not material to our consolidated balance sheet, and the change in fair value during the three months ended March 31, 2021 was not material to our consolidated statements of operations. Total ceded premiums were $10.3 million for the three months ended March 31, 2021, and $4.7 million for the three months ended March 31, 2020, respectively.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of March 31, 2021, and December 31, 2020, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance agreements. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance agreements. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance agreements. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance agreements and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance agreements should its claims not be paid. We consider our exposure to loss from our reinsurance agreements with the VIEs to be remote.

MGIC Investment Corporation - Q1 2021 | 18

Table 4.7 presents the total assets of the Home Re Entities as of March 31, 2021 and December 31, 2020.

Home Re total assets
Table	4.7
(In thousands)
Home Re Entity (Issue date)		Total VIE Assets
March 31, 2021
Home Re 2018-01 Ltd.		$218,343
Home Re 2019-01 Ltd.		208,146
Home Re 2020-01 Ltd.		412,917
Home Re 2021-01 Ltd.		398,848

December 31, 2020
Home Re 2018-01 Ltd.		$218,343
Home Re 2019-01 Ltd.		208,146
Home Re 2020-01 Ltd.		412,917

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

The total calculated PMIERs credit for risk ceded under our Home Re Transactions is generally based on the PMIERs requirement of the covered loans and the attachment and detachment points of the coverage and is subject to a modest reduction under the PMIERs financial requirements (see Note 1 - “Nature of Business and Basis of Presentation”).

Note 5. Litigation and Contingencies
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2020 and the first three months of 2021, curtailments reduced our average claim paid by approximately 3.6% and 3.9%, respectively. The COVID-19 related foreclosure moratoriums and forbearance plans have decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once the foreclosure moratoriums and forbearance plans end. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings. Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is reasonably possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is reasonably possible that when resolved we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $43 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q1 2021 | 19

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended March 31,
(In thousands, except per share data)		2021	2020
Basic earnings per share:
Net income		$150,021	$149,805
Weighted average common shares outstanding - basic		338,904	344,053
Basic earnings per share		$0.44	$0.44

Diluted earnings per share:
Net income		$150,021	$149,805
Interest expense, net of tax (1):
9% Debentures		3,712	4,566
Diluted income available to common shareholders		$153,733	$154,371

Weighted average common shares outstanding - basic		338,904	344,053
Effect of dilutive securities:
Unvested RSUs		1,694	2,033
9% Debentures		15,785	19,130
Weighted average common shares outstanding - diluted		356,383	365,216
Diluted earnings per share		$0.43	$0.42
(1) Interest expense for the three months ended March 31, 2021 and 2020, respectively, has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q1 2021 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at March 31, 2021 and December 31, 2020 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of March 31, 2021
Table	7.1a
(In thousands)		Amortized Cost	Allowance for Expected Credit Loss	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$252,806	$—	$873	$(222)	$253,457
Obligations of U.S. states and political subdivisions		2,249,876	—	132,869	(14,727)	2,368,018
Corporate debt securities		2,771,839	—	104,279	(14,990)	2,861,128
ABS		185,394	(31)	2,000	(222)	187,141
RMBS		432,148	—	5,270	(1,410)	436,008
CMBS		317,055	—	12,875	(2,080)	327,850
CLOs		372,417	—	966	(56)	373,327
Foreign government debt		4,485	—	—	(96)	4,389
Total fixed income securities		$6,586,020	$(31)	$259,132	$(33,803)	$6,811,318

Details of fixed income securities by category as of December 31, 2020
Table	7.1b
(In thousands)		Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		264,531	—	$1,164	$(2)	$265,693
Obligations of U.S. states and political subdivisions		2,083,568	—	166,557	(256)	2,249,869
Corporate debt securities		2,690,860	—	155,156	(1,728)	2,844,288
ABS		203,807	(49)	2,946	(18)	206,686
RMBS		425,532	—	6,472	(838)	431,166
CMBS		312,572	—	16,055	(1,125)	327,502
CLOs		310,616	—	566	(692)	310,490
Foreign government debt		4,485	—	224	—	4,709
Commercial paper		21,193	—	—	—	21,193
Total fixed income securities		$6,317,164	$(49)	$349,140	$(4,659)	$6,661,596

We had $13.9 million and $14.1 million of investments at fair value on deposit with various states as of March 31, 2021 and December 31, 2020, respectively, due to regulatory requirements of those state insurance departments. In connection with our insurance and reinsurance activities within MAC and MGIC Indemnity Corporation, insurance subsidiaries of MGIC , we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $167.7 million and $160.3 million at March 31, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation - Q1 2021 | 21

The amortized cost and fair values of fixed income securities at March 31, 2021, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		March 31, 2021
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$372,100	$376,608
Due after one year through five years		1,964,439	2,033,836
Due after five years through ten years		1,463,849	1,538,784
Due after ten years		1,478,618	1,537,764
		5,279,006	5,486,992

ABS		185,394	187,141
RMBS		432,148	436,008
CMBS		317,055	327,850
CLOs		372,417	373,327
Total as of March 31, 2021		$6,586,020	$6,811,318

Proceeds from sales of fixed income securities classified as available-for-sale were $56.8 million and $212.8 million during the three months ended March 31, 2021 and 2020, respectively. Gross gains of $3.0 million and gross losses of $0.4 million were realized during the three months ended March 31, 2021. We did not record any realized losses for the three months ended March 31, 2021 related to our intent to sell certain securities. During the three months ended March 31, 2020 gross gains and losses of $5.1 million and $1.3 million, respectively, were realized. We also recorded realized losses of $0.3 million related to our intent to sell certain securities.

During the three months ended March 31, 2021, we reduced our expected credit loss on securities where a credit loss was previously recognized by $18 thousand. There was no allowance for credit losses at March 31, 2020.

Equity securities
The cost and fair value of investments in equity securities at March 31, 2021 and December 31, 2020 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of March 31, 2021
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,052	$302	$(35)	$15,319

Details of equity security investments as of December 31, 2020
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,522	$695	$(2)	$18,215

For the three months ended March 31, 2021, we recognized $0.4 million of net losses on equity securities still held as of March 31, 2021. For the three months ended March 31, 2020, we recognized $0.8 million of net losses on equity securities still held as of March 31, 2020.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of March 31, 2021 and December 31, 2020, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $164.1 million and $163.9 million, respectively.

MGIC Investment Corporation - Q1 2021 | 22

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2021 and December 31, 2020, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2020 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of March 31, 2021
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$57,006	$(222)	$—	$—	$57,006	$(222)
Obligations of U.S. states and political subdivisions		522,476	(14,727)	—	—	522,476	(14,727)
Corporate debt securities		580,879	(14,990)	—	—	580,879	(14,990)
ABS		50,656	(222)	—	—	50,656	(222)
RMBS		127,663	(1,387)	3,254	(23)	130,917	(1,410)
CMBS		70,193	(749)	13,150	(1,331)	83,343	(2,080)
CLOs		55,161	(15)	24,510	(41)	79,671	(56)
Foreign government debt		4,389	(96)	—	—	4,389	(96)
Total		$1,468,423	$(32,408)	$40,914	$(1,395)	$1,509,337	$(33,803)

Unrealized loss aging for securities by type and length of time as of December 31, 2020
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$2,690	$(2)	$—	$—	$2,690	$(2)
Obligations of U.S. states and political subdivisions		31,416	(256)	—	—	31,416	(256)
Corporate debt securities		44,968	(1,728)	—	—	44,968	(1,728)
ABS		14,929	(18)	—	—	14,929	(18)
RMBS		98,409	(773)	3,566	(65)	101,975	(838)
CMBS		13,212	(789)	2,799	(336)	16,011	(1,125)
CLOs		95,287	(261)	73,904	(431)	169,191	(692)
Total		$300,911	$(3,827)	$80,269	$(832)	$381,180	$(4,659)

Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2021 presented in table 7.4a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at March 31, 2021 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists.

There were 403 and 109 securities in an unrealized loss position at March 31, 2021 and December 31, 2020, respectively.

We report accrued investment income separately from fixed income, available-for-sale, securities and we have determined an allowance for credit losses for accrued investment income is not required. Accrued investment income is written off through net realized investment gains (losses) if, and at the time, the issuer of the security defaults or is expected to default on payments.

MGIC Investment Corporation - Q1 2021 | 23

Note 8. Fair Value Measurements
Recurring fair value measurements
The following describes the valuation methodologies generally used by the independent pricing sources, or by us, to measure financial instruments at fair value, including the general classification of such financial instruments pursuant to the valuation hierarchy.

•Fixed income securities:
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies: Securities with valuations derived from quoted prices for identical instruments in active markets that we can access are categorized in Level 1 of the fair value hierarchy. Securities valued by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information in the valuation process are categorized as Level 2 of the fair value hierarchy.
Corporate Debt Bonds are valued by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the valuation process. These securities are generally categorized in Level 2 of the fair value hierarchy.
Obligations of U.S. States & Political Subdivisions are valued by tracking, capturing, and analyzing quotes for active issues and trades reported via the Municipal Securities Rulemaking Board records. Daily briefings and reviews of current economic conditions, trading levels, spread relationships, and the slope of the yield curve provide further data for evaluation. These securities are generally categorized in Level 2 of the fair value hierarchy.
Residential Mortgage-Backed Securities ("RMBS") are valued by monitoring interest rate movements, and other pertinent data daily. Incoming market data is enriched to derive spread, yield and/or price data as appropriate, enabling known data points to be extrapolated for valuation application across a range of related securities. These securities are generally categorized in Level 2 of the fair value hierarchy.
Commercial Mortgage-Backed Securities ("CMBS") are valued using techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including quoted prices for similar assets, benchmark yield curves and market corroborated inputs. Evaluation uses regular reviews of the inputs for securities covered, including executed trades, broker quotes, credit information, collateral attributes and/or cash flow waterfall as applicable. These securities are generally categorized in Level 2 of the fair value hierarchy.
Asset-Backed Securities ("ABS") are valued using spreads and other information solicited from market buy-and-sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts. Cash flows are generated for each tranche, benchmark yields are determined, and deal collateral performance and tranche level attributes including trade activity, bids, and offers are applied, resulting in tranche specific prices. These securities are generally categorized in Level 2 of the fair value hierarchy.
Collateralized loan obligations ("CLOs") are valued by evaluating manager rating, seniority in the capital structure, assumptions about prepayment, default and recovery and their impact on cash flow generation. Loan level net asset values are determined and aggregated for tranches and as a final step prices are checked against available recent trade activity. These securities are generally categorized in Level 2 of the fair value hierarchy.
Foreign government debt is valued by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the valuation process. These securities are generally categorized in Level 2 of the fair value hierarchy.
Commercial Paper, which has an original maturity greater than 90 days, is valued using market data for comparable instruments of similar maturity and average yields. These securities are categorized in Level 2 of the fair value hierarchy.
•Equity securities: Consist of actively traded, exchange-listed equity securities, including exchange traded funds (“ETFs”), and Bond Mutual Funds with valuations derived from quoted prices for identical assets in active markets that we can access. These securities are valued in Level 1 of the fair value hierarchy.
•Cash Equivalents: Consists of money market funds and treasury bills with valuations derived from quoted prices for identical assets in active markets that we can access. These securities are valued in level 1 of the fair value hierarchy. Instruments in this category valued using market data for comparable instruments are classified as level 2 in the fair value hierarchy.

•Real estate acquired is valued at the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends. These securities are categorized in level 3 of the fair value hierarchy.

MGIC Investment Corporation - Q1 2021 | 24

Assets measured at fair value, by hierarchy level, as of March 31, 2021 and December 31, 2020 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” of the notes to the consolidated financial statements in our 2020 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of March 31, 2021
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$253,457	$143,231	$110,226	$—
Obligations of U.S. states and political subdivisions		2,368,018	—	2,368,018	—
Corporate debt securities		2,861,128	—	2,861,128	—
ABS		187,141	—	187,141	—
RMBS		436,008	—	436,008	—
CMBS		327,850	—	327,850	—
CLOs		373,327	—	373,327	—
Foreign government debt		4,389	—	4,389	—
Total fixed income securities		6,811,318	143,231	6,668,087	—
Equity securities		15,319	15,319	—	—
Cash Equivalents		183,960	183,960	—	—
Real estate acquired (1)		1,794	—	—	1,794
Total		$7,012,391	$342,510	$6,668,087	$1,794

Assets carried at fair value by hierarchy level as of December 31, 2020
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,693	$149,339	$116,354	$—
Obligations of U.S. states and political subdivisions		2,249,869	—	2,249,869	—
Corporate debt securities		2,844,288	—	2,844,288	—
ABS		206,686	—	206,686	—
RMBS		431,166	—	431,166	—
CMBS		327,502	—	327,502	—
CLOs		310,490	—	310,490	—
Foreign government debt		4,709	—	4,709	—
Commercial paper		21,193	—	21,193	—
Total fixed income securities		6,661,596	149,339	6,512,257	—
Equity securities		18,215	18,215	—	—
Cash Equivalents		288,941	275,668	13,273	—
Real estate acquired (1)		1,092	—	—	1,092
Total		$6,969,844	$443,222	$6,525,530	$1,092
(1)Real estate acquired through claim settlement, which is held for sale, is reported in “Other assets” on the consolidated balance sheets.

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

MGIC Investment Corporation - Q1 2021 | 25

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2021 and 2020 is shown in tables 8.2a and 8.2b below. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended March 31, 2021
Table	8.2a

(In thousands)		Real Estate Acquired
Balance at December 31, 2020		$1,092
Purchases		2,008
Sales		(1,431)
Included in earnings and reported as losses incurred, net		125
Balance at March 31, 2021		$1,794

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended March 31, 2020
Table	8.2b
(In thousands)		Real Estate Acquired
Balance at December 31, 2019		$7,252
Purchases		4,115
Sales		(5,198)
Included in earnings and reported as losses incurred, net		57
Balance at March 31, 2020		$6,226

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
Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2021 and December 31, 2020.

Financial assets and liabilities not measured at fair value
Table	8.3
		March 31, 2021		December 31, 2020
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		155,000	160,136	155,000	160,865
5.75% Senior Notes		240,762	261,248	240,597	261,752
5.25% Senior Notes		639,150	677,235	638,782	696,449
9% Convertible Junior Subordinated Debentures		208,814	282,312	208,814	273,569
Total financial liabilities		$1,243,726	$1,380,931	$1,243,193	$1,392,635

MGIC Investment Corporation - Q1 2021 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive (loss) income for the three months ended March 31, 2021 and 2020 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended March 31,
(In thousands)		2021	2020
Net unrealized investment losses arising during the period		$(119,150)	$(91,880)
Total income tax benefit (expense)		25,021	19,295
Net of taxes		(94,129)	(72,585)

Net changes in benefit plan assets and obligations		1,105	1,394
Total income tax benefit (expense)		(232)	(293)
Net of taxes		873	1,101

Total other comprehensive loss		(118,045)	(90,486)
Total income tax benefit (expense)		24,789	19,002
Total other comprehensive loss, net of tax		$(93,256)	$(71,484)

The pretax and related income tax (expense) benefit components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three months ended March 31, 2021 and 2020 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended March 31,
(In thousands)		2021	2020
Reclassification adjustment for net realized (losses) gains(1)		$3,940	$4,714
Income tax (expense) benefit		(827)	(990)
Net of taxes		3,113	3,724

Reclassification adjustment related to benefit plan assets and obligations (2)		(1,105)	(1,394)
Income tax (expense) benefit		232	293
Net of taxes		(873)	(1,101)

Total reclassifications		2,835	3,320
Income tax (expense) benefit		(595)	(697)
Total reclassifications, net of tax		$2,240	$2,623
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (Increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the three months ended March 31, 2021, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Three Months Ended March 31, 2021
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2020, net of tax		272,137	(55,316)	216,821
Other comprehensive income before reclassifications		(91,016)	—	(91,016)
Less: Amounts reclassified from AOCI		3,113	(873)	2,240
Balance, March 31, 2021, net of tax		$178,008	$(54,443)	$123,565

MGIC Investment Corporation - Q1 2021 | 27

Note 10. Benefit Plans
Table 10.1 provides the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2021 and 2020.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended March 31,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2021	2020	2021	2020
Service cost		$1,664	$1,821	$364	$309
Interest cost		2,810	3,414	164	214
Expected return on plan assets		(5,202)	(5,580)	(2,215)	(1,852)
Amortization of net actuarial losses/(gains)		1,550	1,634	(439)	(190)
Amortization of prior service cost/(credit)		(60)	(62)	53	13
Net periodic benefit cost (benefit)		$762	$1,227	$(2,073)	$(1,506)

We currently intend to make contributions totaling $6.2 million to our qualified pension plan and supplemental executive retirement plan in 2021.

MGIC Investment Corporation - Q1 2021 | 28

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

IBNR reserves are established for estimated losses from delinquencies we estimate have occurred prior to the close of an accounting period but have not yet been reported to us. IBNR reserves are also established using estimated claim rates and claim severities.

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

Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. It is reasonably possible that given the uncertainty of the impacts of the COVID-19 pandemic, our reserve estimate may continue to be impacted.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2021, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $16 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $31 million.

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

Losses incurred on delinquencies that occurred in the current year decreased in the first three months of 2021 compared to the same period last year due to a decrease in the claim rate, offset by an increase in new delinquency notices. In addition, we decreased IBNR reserve estimates by $4.4 million in the first three months of 2021, compared to a $7.8 million increase in the first three months of 2020. Given the uncertainty surrounding the long-term impact of COVID-19, it is difficult to predict the ultimate effect of the COVID-19 related delinquencies and forbearances on our loss incidence.

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. For several years, the average time it took to receive a claim associated with a delinquency had increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation processes. Prior to 2020, we had experienced a decline in the average time it takes servicers to process foreclosures, which has reduced the average time to receive a claim associated with new delinquency notices that do not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the severity.

In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums and forbearance plans, we expect the average time it takes to receive a claim will increase.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $33 million and $30 million at March 31, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation - Q1 2021 | 29

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2021 and 2020.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Three Months Ended March 31,
(In thousands)		2021	2020
Reserve at beginning of period		$880,537	$555,334
Less reinsurance recoverable		95,042	21,641
Net reserve at beginning of period		785,495	533,693

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		41,425	59,799
Prior years (1)		(1,789)	1,157
Total losses incurred		39,636	60,956

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		—	39
Prior years		14,922	45,633
Reinsurance terminations		—	(20)
Total losses paid		14,922	45,652
Net reserve at end of period		810,209	548,997
Plus reinsurance recoverables		102,901	25,756
Reserve at end of period		$913,110	$574,753
(1)A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first three months of 2021 and 2020 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Three Months Ended March 31,
(In thousands)		2021	2020
Increase (decrease) in estimated claim rate on primary defaults		$87	$(705)
Increase (decrease) in estimated severity on primary defaults		59	3,833
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		(1,935)	(1,971)
Total prior year loss development (1)		$(1,789)	$1,157
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q1 2021 | 30

Delinquency inventory
A rollforward of our primary delinquency inventory for the three months ended March 31, 2021 and 2020 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended March 31,
		2021	2020
Delinquency inventory at beginning of period		57,710	30,028
New notices		13,011	12,398
Cures		(17,628)	(14,113)
Paid claims		(312)	(897)
Rescissions and denials		(6)	(32)
Delinquency inventory at end of period		52,775	27,384

COVID-19 Activity
Our delinquency inventory increased beginning in the second quarter of 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of COVID-19. Starting in the third quarter of 2020, we experienced an increase in cures associated with our COVID-19 new delinquency notices. Government initiatives and actions taken by the GSEs provide for payment forbearance on mortgages to borrowers experiencing hardship during the COVID-19 pandemic. These forbearance plans generally allow for mortgage payments to be suspended for up to 18 months: an initial forbearance period of up to six months; if requested by the borrower, an extension of up to six months; and, for loans in a COVID-19 forbearance plan as of February 28, 2021, an additional extension up to six months, subject to certain limits.

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it becomes more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		March 31, 2021	December 31, 2020	March 31, 2020
3 months or less		9,194	11,542	7,567
4-11 months		29,832	34,620	9,535
12 months or more (1)		13,749	11,548	10,282
Total		52,775	57,710	27,384
3 months or less		17%	20%	28%
4-11 months		57%	60%	35%
12 months or more		26%	20%	37%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		151	159	472
(1)Approximately 26%, 31%, and 34% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

The increase in delinquency inventory that is 4-11 consecutive months delinquent compared to March 31, 2020 and the increase in delinquency inventory that is 12 months or more delinquent compared to March 31, 2020 and December 31, 2020 is primarily due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic. This was partially offset by an increase in cures in the second half of 2020 and in 2021.

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

MGIC Investment Corporation - Q1 2021 | 31

Note 12. Shareholders’ Equity
Change in Accounting Policy
As of January 1, 2021, we adopted the updated guidance for "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The application of this guidance resulted in a $68.3 million cumulative effect adjustment to our 2021 beginning retained earnings and paid in capital to reflect the 9% Debenture as if we had always accounted for the debt as a liability in its entirety

Share repurchase programs
We did not repurchase any shares during the three months ended March 31, 2021 compared to the repurchase of 9.6 million shares of commons stock at an average cost of $12.47 for the three months ended March 31, 2020. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases but may resume them in the future.

Cash dividends
In March of 2021, we paid quarterly cash dividends of $0.06 per share to shareholders which totaled $21 million. On April 29, 2021, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.06 per share payable on May 27, 2021, to shareholders of record at the close of business on May 13, 2021.
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

Restricted stock unit grants
Table	13.1
		Three months ended March 31,
		2021		2020
		RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		966	$12.82	1,282	$12.87
RSUs subject only to service conditions		398	12.82	373	13.11

MGIC Investment Corporation - Q1 2021 | 32

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

At March 31, 2021, MGIC’s risk-to-capital ratio was 8.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.4 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At March 31, 2021, the risk-to-capital ratio of our combined insurance operations was 8.8 to 1.

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

Dividend restrictions
MGIC did not pay cash and/or investment security dividends to our holding company during the first quarter of 2021 due to the uncertainty of the COVID-19 pandemic.

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

Financial information of our insurance subsidiaries
Table 14.1
	As of and for the Three Months Ended March 31,
(In thousands)	2021	2020
Statutory net income	$47,775	$55,746
Statutory policyholders' surplus	1,383,114	1,271,244
Contingency reserve	3,733,126	3,166,180

MGIC Investment Corporation - Q1 2021 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2021. While the increased unemployment and economic uncertainty resulting from the COVID-19 pandemic had a material impact on our 2020 financial results, as we reserved for losses associated with the increased delinquency notices received, it had a limited impact on our first quarter 2021 results. While uncertain, the future impact of the COVID-19 pandemic on the Company’s financial results, liquidity and/or financial condition may also be material. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. The Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, discuss trends and uncertainties affecting us and are an integral part of the MD&A.

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

MGIC Investment Corporation - Q1 2021 | 34

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended March 31,
(In millions, except per share data, unaudited)	2021	2020	% Change
Selected statement of operations data
Net premiums earned	$255.0	$260.9	(2)
Investment income, net of expenses	37.9	41.3	(8)
Losses incurred, net	39.6	61.0	(35)
Other underwriting and operating expenses, net	48.0	42.3	13
Income before tax	189.6	188.2	1
Provision for income taxes	39.6	38.4	3
Net income	150.0	149.8	—
Diluted income per share	$0.43	$0.42	2

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$187.0	$185.4	1
Adjusted net operating income	148.0	147.5	—
Adjusted net operating income per diluted share	$0.42	$0.42	—
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of first quarter 2021 results

Comparative quarterly results
We recorded first quarter 2021 net income of $150.0 million, or $0.43 per diluted share. Net income increased by $0.2 million from net income of $149.8 million in the prior year primarily reflecting a decrease in losses incurred, net, partially offset by higher other underwriting and operating expenses, net, lower net premiums earned, higher interest expense and lower investment income, net of expenses.

Diluted income per share increased slightly due a decrease in the number of diluted weighted average shares outstanding and an increase in net income. Adjusted net operating income for the first quarter 2021 was $148.0 million (Q1 2020: $147.5 million) and adjusted net operating income per diluted share was $0.42 (Q1 2020: $0.42).

Net premiums earned declined as a result of lower net premiums written, partially offset by an increase in accelerated premiums earned from single premium policy cancellations. The decrease in net premium written during the first quarter of 2021 was due to an increase in ceded premiums written and lower average premium rates on our insurance in force. These impacts were partially offset by higher average insurance in force.

Investment income, net of expenses decreased due to lower investment yields, partially offset by an increase in the investment portfolio balance.

Losses incurred, net for the first quarter of 2021 were $39.6 million, a decrease of $21.3 million compared to the prior year.
In the three months ended March 31, 2021 and 2020 our re-estimation of loss reserves on previously received delinquencies did not result in any significant development. The first quarter of 2021 reflects a decrease in our IBNR and other reserve of $4 million compared to an increase in IBNR of $8 million in the first quarter of 2020. In addition, the claim rate on new notices decreased in the first three months of 2021, compared to the same period last year.

The increase in other underwriting and operating expenses, net is primarily due to an increase in fees for professional and consulting services and share-based compensation benefits.

See “Consolidated Results of Operations” below for additional discussion of our results for the three months ended March 31, 2021 compared to the respective prior year period.

Capital
MGIC dividend payments to our holding company
MGIC did not pay a cash and/or investment security dividend to our holding company in the first quarter of 2021, compared to a $390 million dividend in the first quarter of 2020. Future dividend payments from MGIC to the holding company will continue to be determined on a quarterly basis in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Under the PMIERs guidance, any dividend paid by MGIC to our holding company, through June 30, 2021, requires GSE approval.

MGIC Investment Corporation - Q1 2021 | 35

Share repurchase programs
We did not repurchase any shares during the three months ended March 31, 2021 compared to the repurchase of 9.6 million shares of commons stock for the three months ended March 31, 2020. As of March 31, 2021 we had $291 million remaining to repurchase of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market, including through 10b5-1 plans, or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases, although they may resume in the future. As of March 31, 2021, we had approximately 339 million shares of common stock outstanding.

Dividends to shareholders
In March 2021, we paid a dividend of $0.06 per common share totaling $21 million to our shareholders. On April 29, 2021, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on May 13, 2021, payable on May 27, 2021.

GSEs
We must comply with a GSE’s PMIERS to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the more restrictive PMIERs as of March 31, 2021, MGIC’s Available Assets totaled $5.5 billion, or $2.3 billion in excess of its Minimum Required Assets.

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

Forbearance for federally-insured mortgages allows for mortgage payments to be suspended for up to 18 month: an initial forbearance period of up to six months; if requested by the borrower following contact by the servicers, an extension of up to six months; and, for loans in a COVID-19 forbearance plan as of February 28, 2021, an additional six months, subject to certain limits. The servicer of the loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired.
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

è
The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. We do not anticipate that the regular periodic updates will occur more frequently than once every two years. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors; however, the GSEs may amend any portion of the PMIERs at any time, including by imposing restrictions specific to our company..

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

MGIC Investment Corporation - Q1 2021 | 36

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

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP. The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve, and a portion of the reserve for unearned premiums

At March 31, 2021, MGIC’s risk-to-capital ratio was 8.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.4 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. While we expect MGIC to continue to comply with the current State Capital Requirements, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively affect such compliance.

At March 31, 2021, the risk-to-capital ratio of our combined insurance operations was 8.8 to 1.

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

In late 2020, the CFPB adopted a rule that would have eliminated the GSE Patch effective upon the earlier of the

MGIC Investment Corporation - Q1 2021 | 37

GSEs’ exit from conservatorship or July 1, 2021. In addition, a new QM definition would have become effective March 1, 2021. Although the CFPB has proposed to delay the elimination of the GSE Patch and the effectiveness of the new QM definition until October 1, 2022, the GSEs have announced that loans with applications received on or after July 1, 2021 cannot be GSE Patch loans and must conform to the new QM definition. The GSE Patch had expanded the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The new QM definition continues to require lenders to consider a borrower's DTI ratio; however, it replaces the DTI ratio cap with a pricing threshold that would exclude from the definition of QM a loan whose annual percentage rate (“APR”) exceeds the average prime offer rate for comparable loans by 2.25 percentage points or more.

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

COVID-19 Pandemic
The increased level of unemployment and economic uncertainty resulting from the COVID-19 pandemic, initiatives to reduce the transmission of COVID-19 (including "shelter-in-place" restrictions), as well as COVID-19‑related illnesses and deaths, had a material impact on our 2020 financial results, as we reserved for losses associated with the increased delinquency notices received. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the level of unemployment, and the impact of past and future government initiatives and actions taken by the GSEs (including mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic and efforts to reduce its transmission.
Current mitigation programs include, among others:
•Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic.
•Additional cash payments to individuals provided for in the American Rescue Plan signed into law in March 2021.
•For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions until at least
June 30, 2021, on mortgages purchased or securitized by the GSEs.
•Enhanced unemployment payments through September 6, 2021.
•An extension of the maximum duration for unemployment benefits, generally through September 6, 2021.
As noted above, the servicer of the loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. In certain circumstances, the servicer may be unable to contact the borrower and the forbearance plan will expire after the first six months. A delinquent mortgage for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a delinquent loan in a forbearance plan. The substantial majority of our NIW was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the CFPB requires substantial loss mitigation efforts be made prior to servicers initiating foreclosure, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. As of March 31, 2021 61% of our delinquency inventory was reported to us as in forbearance plans. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices.
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

MGIC Investment Corporation - Q1 2021 | 38

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

•Premiums ceded, net of a profit commission, under our QSR Transactions and premiums ceded under our Home Re Transactions. The profit commission varies inversely with the level of ceded losses on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we currently are experiencing. Profit commission is higher when there is less benefit from ceded losses incurred and lower when there is more benefit from ceded losses incurred. For certain levels of accident year loss ratios, the profit commission is eliminated). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 2020 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Pandemics, including COVID-19, and other natural disasters may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

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

MGIC Investment Corporation - Q1 2021 | 39

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

MGIC Investment Corporation - Q1 2021 | 40

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

MGIC Investment Corporation - Q1 2021 | 41

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended March 31,
	2021			2020
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$189,617	$39,596	$150,021	$188,239	$38,434	$149,805
Adjustments:
Net realized investment (gains) losses	(2,622)	(551)	(2,071)	(2,875)	(604)	(2,271)
Adjusted pre-tax operating income / Adjusted net operating income	$186,995	$39,045	$147,950	$185,364	$37,830	$147,534

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			356,383			365,216

Net income per diluted share			$0.43			$0.42
Net realized investment (gains) losses			(0.01)			—
Adjusted net operating income per diluted share			$0.42			$0.42

MGIC Investment Corporation - Q1 2021 | 42

Mortgage Insurance Portfolio

New insurance written
The total amount of mortgage originations is generally influenced by the level of new and existing home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

NIW for the first quarter of 2021 was $30.8 billion (Q1 2020: $17.9 billion) The increase for the three months ended March 31, 2021, compared to the prior periods, was primarily driven by the increase in the mortgage origination market.

The following tables present characteristics of our primary NIW for the three months ended March 31, 2021 and 2020.

Primary NIW by FICO score
	Three Months Ended March 31,
(% of primary NIW)	2021	2020
760 and greater	46.6%	45.8%
740 - 759	17.2%	19.9%
720 - 739	13.5%	13.9%
700 - 719	11.5%	10.4%
680 - 699	7.3%	7.0%
660 - 679	2.1%	1.7%
640 - 659	1.3%	0.9%
639 and less	0.5%	0.4%

Primary NIW by loan-to-value
	Three Months Ended March 31,
(% of primary NIW)	2021	2020
95.01% and above	7.9%	8.4%
90.01% to 95.00%	35.6%	43.0%
85.01% to 90.00%	32.8%	30.7%
80.01% to 85%	23.7%	17.9%

Primary NIW by debt-to-income ratio
	Three Months Ended March 31,
(% of primary NIW)	2021	2020
45.01% and above	11.9%	12.8%
38.01% to 45.00%	29.3%	32.5%
38.00% and below	58.8%	54.7%

Primary NIW by policy payment type
	Three Months Ended March 31,
(% of primary NIW)	2021	2020
Monthly premiums	90.6%	85.1%
Single premiums	9.3%	14.8%
Annual premiums	0.1%	0.1%

Primary NIW by type of mortgage
	Three Months Ended March 31,
(% of primary NIW)	2021	2020
Purchases	59.7%	65.3%
Refinances	40.3%	34.7%

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

Persistency. Our persistency was 56.2% at March 31, 2021 compared to 60.5% at December 31, 2020 and 73.0% at March 31, 2020. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended March 31,
(In billions)	2021	2020
NIW	$30.8	$17.9
Cancellations	(25.7)	(14.7)
Increase in primary IIF	$5.1	$3.2

Direct primary IIF as of March 31,	$251.7	$225.5
Direct primary RIF as of March 31,	$62.6	$57.9

MGIC Investment Corporation - Q1 2021 | 43

Credit profile of our primary RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. The credit profile of our pre-2009 RIF has benefited from modification and refinance programs making outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. These programs included HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. As of March 31, 2021, our modifications accounted for 7.3% of our total RIF, compared to 7.8% at December 31, 2020. Loans associated with 85.2% of all our modifications were current as of March 31, 2021.

The following table sets forth certain statistics associated with our primary IIF and RIF as of March 31, 2021, by year(s) of policy origination since 1985.

Primary insurance in force and risk in force by policy year
(in millions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate %	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$2,162	0.9%	$602	1.0%	7.2%	13.9%	0.6%	N.M.
2005-2008	17,848	7.1%	4,735	7.5%	6.9%	13.3%	4.1%	7.3%
2009-2015	17,525	7.0%	4,781	7.6%	4.2%	5.8%	14.3%	9.9%
2016	14,735	5.8%	3,918	6.3%	3.9%	5.2%	14.1%	30.7%
2017	17,142	6.8%	4,391	7.0%	4.2%	6.5%	26.1%	34.8%
2018	17,727	7.0%	4,491	7.2%	4.7%	7.3%	24.8%	35.4%
2019	36,131	14.4%	9,112	14.5%	4.1%	4.5%	27.0%	55.5%
2020	103,014	40.9%	24,664	39.4%	3.2%	1.0%	27.6%	90.3%
2021	25,434	10.1%	5,949	9.5%	2.8%	—%	27.3%	99.7%
Total	$251,719	100.0%	$62,642	100.0%

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $331 million ($209 million on pool policies with aggregate loss limits and $122 million on pool policies without aggregate loss limits) at March 31, 2021 compared to $340 million ($210 million on pool policies with aggregate loss limits and $130 million on pool policies without aggregate loss limits) at December 31, 2020. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquent inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $321 million and $287 million as of March 31, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation - Q1 2021 | 44

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2021 and 2020.

Revenues

Revenues
	Three Months Ended March 31,
(in millions)	2021	2020	% Change
Net premiums written	$241.5	$246.0	(2)

Net premiums earned	$255.0	$260.9	(2)
Investment income, net of expenses	37.9	41.3	(8)
Net realized investment gains	2.2	1.9	N/M
Other revenue	2.8	2.8	—
Total revenues	$298.0	$306.9	(3)
Net premiums written and earned
Comparative quarterly results
NPW and NPE decreased for the three months ended March 31, 2021 compared with the prior year. The decrease in net premium written was due to an increase in ceded premiums written and lower average premium rates on our insurance in force. This was partially offset by higher average insurance in force. Net premiums earned was also impacted by an increase in accelerated premiums earned from single premium policy cancellations

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods.

Premium yields
Net premium yield is NPE divided by average IIF during the period and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for the three months ended March 31, 2021 and from the respective prior year period.

Premium Yield

		Three Months Ended March 31,
(in basis points)		2021	2020
In force portfolio yield	(1)	43.9	49.2
Premium refunds		(0.8)	(0.7)
Accelerated earnings on single premium policies		4.4	3.3
Total direct premium yield		47.5	51.8
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(6.6)	(5.2)
Net premium yield		40.9	46.6

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps in the first quarter of 2021 compared to 0.5 bps in the first quarter of 2020.

Changes in our premium yields when compared to the respective prior year periods reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, certain policies undergoing premium rate resets on their ten-year anniversaries, and the availability of reinsurance.
Premium Refunds
è	Premium refunds adversely impact our premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory.
Accelerated earnings on single premium policies
è	Greater amounts of accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to increased refinancing activity.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our premium yield. Ceded premiums earned, net of profit commission, were primarily associated with the QSR Transactions and the Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance agreements “ below for further discussion on our reinsurance transactions and the increase in our ceded premium earned.

MGIC Investment Corporation - Q1 2021 | 45

As discussed in our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses,” the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect our net premium yield to continue to decline as older insurance policies with higher premium rates run off and are replaced with new insurance policies which generally have lower premium rates.

Reinsurance agreements
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we are currently experiencing. As a result, lower levels of ceded losses result in a higher profit commission and less benefit from ceded losses; higher levels of ceded losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our quota share reinsurance agreements for 2021 and 2020.

Quota Share Reinsurance

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Ceded premiums written and earned, net of profit commission	$33,390	$26,846
% of direct premiums written	12%	10%
% of direct premiums earned	11%	9%
Profit commission	$31,944	$29,979
Ceding commissions	$13,067	$11,365
Ceded losses incurred	$8,405	$5,804

Mortgage insurance portfolio:
Ceded RIF (in millions)	$14,592	$11,713
2015 QSR	$1,393	$2,460
2017 QSR	$1,131	$2,137
2018 QSR	$1,133	$2,194
2019 QSR	$2,368	$3,859
2020 QSR	$5,831	$1,063
2021 QSR	$1,738	$—
Credit Union QSR	$998	$—

Covered risk
The amount of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	Three Months Ended March 31,
	2021	2020
NIW subject to QSR Transactions	73.7%	71.9%
New Risk Written subject to QSR Transactions	85.9%	81.6%
IIF subject to QSR Transactions	74.7%	78.0%
RIF subject to QSR Transactions	81.6%	81.6%

The NIW and new risk written subject to quota share reinsurance increased in the first three months of 2021 when compared to the same period of the prior year primarily due to the Credit Union QSR transaction not being effective until April 1, 2020, offset by an increase in NIW with LTVs less than or equal to 85% which are excluded from the QSR Transactions

As of March 31, 2021, the weighted average coverage percentage of our QSR transactions was 23% based on RIF.

Excess of loss reinsurance
As of March 31, 2021 our excess of loss reinsurance provided $1.2 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through December 31, 2020; all dates inclusive. As of March 31, 2021, the aggregate exposed principal balances under the Home Re 2018-01, 2019-01, 2020-01 and 2021-01 transactions were approximately $3.0 billion. $2.8 billion, $7.9 billion and $9.2 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. We ceded premiums of $10.3 million for the three months ended March 31, 2021, and $4.7 million for the three months ended March 31, 2020 .

In February 2021, MGIC entered into $398.8 excess of loss agreement (executed through an insurance linked notes transaction) on a portfolio of policies having in force dates from August 1, 2020 through December 31, 2020.

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of March 31, 2020 a "Trigger Event" has occurred for each our outstanding ILN transactions. On the 2018 and 2019 ILN transactions a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. A “Trigger Event” has occurred on our 2020 and 2021 ILN transaction because the credit enhancement of the most senior tranche is less than the target credit enhancement.

MGIC Investment Corporation - Q1 2021 | 46

Investment income
Comparative quarterly results
Net investment income in the three months ended March 31, 2021 was $37.9 million while net investment income in the three months ended March 31, 2020 was $41.3 million. The decrease in net investment income was due to lower investment yields, partially offset by an increase in the investment portfolio.

Losses and expenses

Losses and expenses
	Three Months Ended March 31,
(In millions)	2021	2020
Losses incurred, net	$39.6	$61.0
Amortization of deferred policy acquisition costs	2.7	2.5
Other underwriting and operating expenses, net	48.0	42.3
Interest expense	18.0	12.9
Total losses and expenses	$108.3	$118.7

Losses incurred, net
As discussed in “Critical Accounting Policies” in our 2020 10-K MD&A, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but not yet reported to us. IBNR reserves are established using estimated claim rates and claim severities.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. Changes in economic circumstances, including those associated with COVID-19 pandemic affected this pattern starting in the second quarter of 2020.

As discussed in our Risk Factor titled “The Covid-19 pandemic may continue to materially impact our financial results and may also materially impact our business, liquidity and financial condition" the impact of the COVID-19 pandemic on our future incurred losses is uncertain and may be material. As discussed in our risk factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of March 31, 2021 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

Comparative quarterly results
Losses incurred, net in the first quarter of 2021 were $39.6 million compared to $61.0 million in the prior year. In the first quarter of 2021 we reduced our claim rate on new delinquency notices compared to the same period last year when we had increased out claim rate on new notices due to the COVID-19 pandemic and the macroeconomic environment. We also decreased our IBNR reserve $4 million in the first quarter of 2021. The first quarter of 2020 reflected an increase in IBNR estimates of $8 million.

Composition of losses incurred
	Three Months Ended March 31,
(in millions)	2021	2020	% Change
Current year / New notices	$43.4	$59.8	(27)
Prior year reserve development	(3.8)	1.2	N.M.
Losses incurred, net	$39.6	$61.0	(35)

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decrease in the loss ratio for the three months ended March 31, 2021 compared to the respective prior year periods was primarily due to a decrease in losses incurred discussed above.

	Three Months Ended March 31,
	2021	2020
Loss ratio	15.5%	23.4%

MGIC Investment Corporation - Q1 2021 | 47

New notice claim rate
New delinquency notices increased 5% from the same period last year, but decreased 14% from the fourth quarter of 2020 as new notice activity returned to pre-COVID-19 pandemic levels.

The new notice claim rate decreased for the three months ended March 31, 2021, compared to three months ended March 31, 2020. The elevated new notice claim rate at March 31, 2020 was primarily due to the uncertainty of the COVID-19 pandemic and the macroeconomic environment.

Many of the loans in our delinquency inventory have entered forbearance plans. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices compared to home prices at the time of placement of coverage. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe substantially all represent forbearances related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. As of March 31, 2021 61% of our delinquency inventory were in such plans.

New notices and delinquency inventory during the period
March 31, 2021
Policy Year	New Notices in 2021	Delinquency Inventory as of 3/31/21	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	1,133	3,617	25.4%	17
2005-2008	3,929	15,892	37.2%	16
2009-2015	1,342	6,142	65.3%	10
2016	800	4,026	74.9%	9
2017	1,154	5,806	75.4%	9
2018	1,341	6,626	77.9%	9
2019	1,505	6,954	82.1%	8
2020	1,793	3,698	79.2%	6
2021	14	14	—%	1
Total	13,011	52,775	60.7%	11
Claim rate on new notices (1)	7%

March 31, 2020
Policy Year	New Notices in 2020	Inventory as of 3/31/20	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	1,487	4,121	15
2005-2008	5,630	14,646	14
2009-2015	1,752	3,285	7
2016	834	1,423	6
2017	1,106	1,824	5
2018	1,079	1,602	5
2019	509	482	3
2020	1	1	1
Total	12,398	27,384	12
Claim rate on new notices (1)	9%

(1) - Claim rate is the respective full year weighted average rate and is rounded to the nearest whole percent.

MGIC Investment Corporation - Q1 2021 | 48

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 11 - “Loss Reserves,” the average time for servicers to process foreclosures prior to 2020 has been decreasing. In light of the uncertainty caused by the COVID-19 pandemic, the average number of missed payments at the time a claim is received and expected to be received will increase in 2021. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

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

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2021	$46,807	$36,725	78.5%	$34
Q4 2020	48,321	40,412	83.6%	32
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33
Q4 2019	46,076	46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

The foreclosure moratoriums and forbearance plans in place under GSE initiatives have delayed and may continue to delay the receipt of claims. Claims that were resolved after the first quarter of 2020 experienced an increase in loss mitigation activities, primarily third party acquisitions (sometimes referred to as “short sales”), resulting in a decrease in the average claim paid and the average claim paid as a percentage of exposure. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and claims paid at exposure levels above those experienced subsequent to the second quarter of 2020. The magnitude and timing of the increases are uncertain.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2021, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $16 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $31 million.

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

MGIC Investment Corporation - Q1 2021 | 49

Delinquency inventory - number of payments delinquent
	March 31, 2021	December 31, 2020	March 31, 2020
3 payments or less	11,440	14,183	12,961
4-11 payments	25,016	35,977	8,178
12 payments or more (1)	16,319	7,550	6,245
Total	52,775	57,710	27,384

3 payments or less	22%	25%	47%
4-11 payments	47%	62%	30%
12 payments or more	31%	13%	23%
Total	100%	100%	100%
(1)Approximately 26%, 31%, and 34% of the primary delinquent inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended March 31, 2021 declined by $31 million, or 67% compared to the same period in the prior year due to lower claim activity on our primary business due to foreclosure moratoriums and payment forbearance plans in place.

While foreclosure moratoriums and payment forbearance plans remain in place, net losses and LAE paid are expected to continue to be lower. As the various moratorium and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The following table presents our net losses and LAE paid for the three months ended March 31, 2021 and 2020.

Net losses and LAE paid
	Three Months Ended March 31,
(In millions)	2021	2020
Total primary (excluding settlements)	$12	$42
Pool	—	1
Direct losses paid	12	43
Reinsurance	(1)	(1)
Net losses paid	11	42
LAE	4	4
Net losses and LAE paid	$15	$46

Primary claims paid for the top 15 jurisdictions (based on 2021 losses paid) and all other jurisdictions for the three months ended March 31, 2021 and 2020 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended March 31,
(In millions)	2021	2020
Florida *	$2	$7
New York *	2	5
Illinois *	1	3
New Jersey *	1	4
Maryland	1	3
Pennsylvania *	1	2
Ohio *	1	1
Puerto Rico *	1	3
Virginia	—	1
Louisiana *	—	1
New Mexico *	—	—
Indiana *	—	1
Connecticut *	—	1
Wisconsin	—	—
Rhode Island	—	—
All other jurisdictions	2	10
Total primary (excluding settlements)	$12	$42
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed

The primary average claim paid for the top 5 states (based on 2021 losses paid) for the three months ended March 31, 2021 and 2020 appears in the following table.

Primary average claim paid
	Three Months Ended March 31,
	2021	2020
Florida *	$47,451	$67,372
New York *	114,177	115,387
Illinois *	33,281	44,121
New Jersey *	89,040	104,728
Maryland	55,869	70,655
All other jurisdictions	26,625	34,541
All jurisdictions	36,725	47,222
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

MGIC Investment Corporation - Q1 2021 | 50

The primary average RIF on delinquent loans at March 31, 2021, December 31, 2020 and March 31, 2020 and for the top 5 jurisdictions (based on 2021 losses paid) appears in the following table.

Primary average RIF - delinquent loans
	March 31, 2021	December 31, 2020	March 31, 2020
Florida	$56,930	$56,956	$54,036
New York	73,708	73,509	72,800
Illinois	41,234	41,451	38,874
New Jersey	67,371	67,709	63,743
Maryland	67,873	68,347	65,595
All other jurisdictions	51,750	52,071	41,732
All jurisdictions	53,497	53,804	45,698

The primary average RIF on all loans was $55,418, $54,891, and $53,433 at March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Loss reserves
Our primary delinquency rate at March 31, 2021 was 4.65% (YE 2020: 5.11%, March 31, 2020: 2.53%). Our primary delinquency inventory was 52,775 loans at March 31, 2021, representing a decrease of 9% from December 31, 2020 and an increase of 93% from March 31, 2020. The increase in our primary delinquency inventory from the prior year is primarily due to the adverse economic impact of the COVID-19 pandemic. As of March 31,2021, 61% of our delinquency inventory were reported to us as subject to forbearance plans. We believe substantially all represent forbearance plans related to COVID-19. Prior to 2020, we experienced a decline in the number of delinquencies in inventory with twelve or more missed payments. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan’s delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time.

The gross reserves at March 31, 2021, December 31, 2020, and March 31, 2020 appear in the table below.

Gross reserves
	March 31, 2021		December 31, 2020		March 31, 2020
Primary:
Direct case loss reserves (in millions)	$825		$789		$501
Direct IBNR and LAE reserves	80		82		65
Total primary direct loss reserves	$905		$871		$566

Ending delinquent inventory		52,775		57,710		27,384
Percentage of loans delinquent (delinquency rate)		4.65%		5.11%		2.53%
Average total primary loss reserves per delinquency		$17,147		$15,100		$20,658
Primary claims received inventory included in ending delinquent inventory		151		159		472

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$5		$6		$6
Without aggregate loss limits	2		2		2
Total pool direct loss reserves	$7		$8		$8

Ending default inventory:
With aggregate loss limits		395		442		373
Without aggregate loss limits		210		238		203
Total pool ending delinquent inventory		605		680		576
Pool claims received inventory included in ending delinquent inventory		6		10		13
Other gross reserves (2) (in millions)	$1		$2		$1
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.
(2)Other Gross Reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

MGIC Investment Corporation - Q1 2021 | 51

The primary delinquency inventory for the top 15 jurisdictions (based on 2021 losses paid) at March 31, 2021, December 31, 2020 and March 31, 2020 appears in the following table.

Primary delinquency inventory by jurisdiction
	March 31, 2021	December 31, 2020	March 31, 2020
Florida *	5,198	5,936	2,250
New York *	2,253	2,416	1,551
Illinois *	3,345	3,460	1,657
New Jersey *	1,749	1,960	897
Maryland	1,469	1,556	743
Pennsylvania *	2,375	2,593	1,598
Ohio *	2,260	2,541	1,326
Puerto Rico *	1,265	1,458	1,089
Virginia	1,289	1,377	504
Louisiana *	910	979	580
New Mexico *	326	323	170
Indiana *	1,065	1,163	779
Connecticut *	804	909	473
Wisconsin	931	1,056	604
Rhode Island	194	201	125
All other jurisdictions	27,342	29,782	13,038
Total	52,775	57,710	27,384
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at March 31, 2021, December 31, 2020 and March 31, 2020 appears in the following table.

Primary delinquency inventory by policy year
	March 31, 2021	December 31, 2020	March 31, 2020
Policy year:
2004 and prior	3,617	3,885	4,121
2004 and prior %	7%	7%	15%
2005	2,265	2,462	2,526
2006	4,013	4,265	4,166
2007	7,469	8,011	6,316
2008	2,145	2,346	1,638
2005 - 2008%	30%	30%	53%
2009	149	159	118
2010	95	99	87
2011	137	151	125
2012	314	357	202
2013	816	929	498
2014	1,849	2,089	956
2015	2,782	3,133	1,299
2009 - 2015%	12%	12%	12%
2016	4,026	4,599	1,423
2017	5,806	6,746	1,824
2018	6,626	7,468	1,602
2019	6,954	7,929	482
2020	3,698	3,082	1
2021	14
2016 and later %	51%	52%	20%

Total	52,775	57,710	27,384

We expect that delinquencies will remain at elevated levels in 2021 as a result of the COVID-19 pandemic, including as a result of the increase in unemployment associated with initiatives intended to reduce the transmission of COVID-19.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions, including the impacts of the COVID-19 pandemic, can result in increasing claims following a period of declining claims. As of March 31, 2021, 63% of our primary RIF was written subsequent to December 31, 2018, 71% of our primary RIF was written subsequent to December 31, 2017, and 78% of our primary RIF was written subsequent to December 31, 2016.

COVID-19 Delinquency Activity
The delinquency inventory increased after the first quarter of 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19.

MGIC Investment Corporation - Q1 2021 | 52

Forbearance programs enacted by the GSEs provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. As of March 31, 2021 and December 31, 2020, 61% and 62%, respectively, of our delinquency inventory was reported as subject to a forbearance plan. We believe substantially all represent forbearances related to COVID-19. The following tables present characteristics of our primary delinquency inventory in forbearance plans.

The number of payments that a borrower in forbearance is delinquent as of March 31, 2021 and December 31, 2020 is shown in the following table.

Forbearance Delinquency inventory - number of payments delinquent
	March 31, 2021	December 31, 2020
3 payments or less	5,011	6,580
4-11 payments	18,095	28,153
12 payments or more (1)	8,928	1,145
Total	32,034	35,878

3 payments or less	16%	18%
4-11 payments	56%	79%
12 payments or more	28%	3%
Total	100%	100%

The primary delinquency inventory in forbearance for the top 15 jurisdictions (based on 2021 losses paid) at March 31, 2021 and December 31, 2020 appears in the following table.

Primary delinquency inventory in forbearance by jurisdiction
	March 31, 2021	December 31, 2020
Florida *	3,501	4,150
New York *	1,008	1,088
Illinois *	2,025	2,162
New Jersey *	1,016	1,174
Maryland	934	994
Pennsylvania *	1,170	1,294
Ohio *	1,078	1,228
Puerto Rico *	537	630
Virginia	837	935
Louisiana *	525	562
New Mexico *	209	213
Indiana *	472	538
Connecticut *	483	565
Wisconsin	473	536
Rhode Island	85	91
All other jurisdictions	17,681	19,718
Total	32,034	35,878

The primary delinquency inventory in forbearance by policy year at March 31, 2021 and December 31, 2020 appears in the following table.

Primary delinquency inventory in forbearance by policy year
	March 31, 2021	December 31, 2020
Policy year:
2004 and prior	917	937
2004 and prior %	3%	3%
2005	611	671
2006	1,255	1,293
2007	2,984	3,330
2008	1,061	1,197
2005 - 2008%	18%	18%
2009	72	84
2010	42	38
2011	63	66
2012	186	229
2013	507	583
2014	1,227	1,389
2015	1,916	2,180
2009 - 2015%	13%	13%
2016	3,014	3,490
2017	4,376	5,180
2018	5,163	5,927
2019	5,711	6,670
2020	2,929	2,614
2021	—	—
2016 and later %	66%	67%

Total	32,034	35,878

MGIC Investment Corporation - Q1 2021 | 53

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended March 31, 2021 were $48.0 million, an increase from $42.3 million in the prior year period primarily due to increases in professional and consulting services related to our investments in technology and business processes, as well as an increase in share-based compensation benefits. This was partially offset by decreases in employee compensation costs.

	Three Months Ended March 31,
	2021	2020
Underwriting expense ratio	19.8%	17.3%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three months ended March 31, 2021 increased due to a decrease in NPW and an increase in underwriting expenses compared with the same period the prior year.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended March 31,
(In millions, except rate)	2021	2020
Income before tax	$189.6	$188.2
Provision for income taxes	$39.6	$38.4
Effective tax rate	20.9%	20.4%

The difference between our statutory tax rate of 21% and our effective tax rate of 20.9% and 20.4% for the three months ended March 31, 2021 and 2020, respectively, was primarily due to the benefits of tax preferenced securities.

MGIC Investment Corporation - Q1 2021 | 54

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of March 31, 2021 and December 31, 2020, total assets were $7.4 billion and total liabilities were $2.7 billion. Shareholders’ equity was $4.7 billion as of March 31, 2021 and December 31, 2020. Net income in the first three months of 2021 was offset by a decrease in unrealized gains, dividends paid, and reissuance of treasury stock, net under share-based compensation plans.

The following sections mainly focus on our cash and cash equivalents, investments and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2020.

Consolidated balance sheets - Assets
as of March 31, 2021 (In thousands)

●	Cash and cash equivalents	$192,766
●	Investments	6,829,737
●	Premiums receivable	55,107
●	Reinsurance Recoverable	102,901
●	Other assets	226,505

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance decreased to $193 million as of March 31, 2021, from $297 million as of December 31, 2020, as net cash generated from operating activities was used in investing and financing activities.

Consolidated balance sheets - Liabilities and equity
as of March 31, 2021 (In thousands)

●	Loss reserves	$913,110
●	Unearned premiums	273,553
●	Long-term debt	1,243,725
●	Other liabilities	244,335
●	Shareholders’ equity	4,732,293

Loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. Loss reserves increased by 4% to $913 million as of March 31, 2021, from $881 million as of December 31, 2020. Reinsurance recoverables on our estimated losses and settlement expenses were $103 million and $95 million as of March 31, 2021 and December 31, 2020, respectively. The increase in loss reserves is primarily due to loss reserves established on new delinquency notices received in the quarter. In the first quarter of 2021, our re-estimation of reserves on previous delinquencies did not result in any meaningful loss reserve development.

Income Taxes - Our current income tax liability (receivable) was $34.8 million and ($2.1) million at March 31, 2021 and December 31, 2020, respectively and is included as a component of other liabilities (assets) in our consolidated balance sheets. The increase in our current income tax liability was primarily due to our first quarter estimated income tax payment not being due until the second quarter of 2021. Our deferred income tax liability was $37.9 million and $60.0 million at March 31, 2021 and December 31, 2020, respectively and is included as a component of other liabilities in our consolidated balance sheets. The decrease in our deferred income tax liability was primarily due to the tax effect of unrealized losses generated by the investment portfolio during

MGIC Investment Corporation - Q1 2021 | 55

the first quarter of 2021. At March 31, 2021 and December 31, 2020, we owned $271.0 million of tax and loss bonds. If the federal income tax rate increases, our net deferred income tax liability or asset would increase. In addition, we would set up a deferred income tax liability related to tax and loss bonds accrued on the effective date of the tax rate increase. The amount of the deferred income tax liability would be for the difference in the new federal income tax rate and the 21% federal income tax rate at which the tax and loss bonds were accrued.

Investment portfolio
The average duration and investment yield of our investment portfolio as of March 31, 2021, December 31, 2020, and March 31, 2020 are shown in the table below.

Portfolio duration and embedded investment yield
	March 31, 2021	December 31, 2020	March 31, 2020
Duration (in years)	4.5	4.3	4.0
Pre-tax yield (1)	2.5%	2.6%	3.1%
After-tax yield (1)	2.1%	2.1%	2.5%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of March 31, 2021, December 31, 2020, and March 31, 2020 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
March 31, 2021	21%	24%	35%	20%
December 31, 2020	23%	22%	35%	20%
March 31, 2020	22%	20%	35%	22%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

Off-Balance Sheet Arrangements
Home Re 2018-1 Ltd., Home Re 2019-1 Ltd. Home Re 2020-1 Ltd. and Home Re 2021-1 Ltd. are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. See Note 4 - “Reinsurance,” to our consolidated financial statements for additional information.

MGIC Investment Corporation - Q1 2021 | 56

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

Summary of consolidated cash flows
	Three Months Ended March 31,
(In thousands)	2021	2020
Total cash provided by (used in):
Operating activities	$198,033	$184,324
Investing activities	(274,499)	166,153
Financing activities	(27,448)	(150,007)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(103,914)	$200,470
Net cash provided by operating activities for the three months ended March 31, 2021 increased compared to the same period of 2020 primarily due to a lower level of losses paid, net, offset by an increase in interest payments on our outstanding debt obligations.

Net cash used in investing activities for the three months ended March 31, 2021 primarily reflects purchases of fixed income and equity securities during the period that exceeded sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment. Net cash provided by investing activities for the three months ended March 31, 2020 primarily reflects sales and maturities of fixed income and equity securities in amounts that exceeded our purchases of fixed income and equity securities during the period.

Net cash from financing activities for the three months ended March 31, 2021 primarily reflects dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement. Net cash used in financing activities for the three months ended March 31, 2020 reflects share repurchases during the period, as well as dividends paid to shareholders, and payments of withholding taxes related to share-based compensation net share settlement.
Capitalization
Debt - holding company
As of March 31, 2021, our holding company’s debt obligations were $1.1 billion in aggregate principal consisting of our 5.75% Notes, 5.25% Notes, and 9% Debentures. In the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures, retiring those 9%
Debentures. As of March 31, 2020 MGIC's ownership of our holding company's 9% Debentures of $132.7 million was eliminated in consolidation, but remained an obligation of our holding company.

Liquidity analysis - holding company
As of March 31, 2021, we had approximately $802 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, repurchase debt, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation and under the PMIERS guidance, requires GSE approval through June 30, 2021. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the first quarter of 2021 we paid $21 million in dividends to shareholders. On April 29, 2021, our Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on May 13, 2021, payable on May 27, 2021.

In the first three months of 2021, our holding company cash and investments decreased by $45 million to $802 million as of March 31, 2021.

Significant cash and investments inflows during the first three months:
•$ 4.5 million of investment income.

Significant cash outflows during the first three months:
•$21 million in cash dividends paid to shareholders
•$24 million of interest payments on our 5.75% Notes and 5.25% Notes.

We did not repurchase any shares during the three months ended March 31, 2021 compared to the repurchase of 9.6 million shares of common stock for the three months ended March 31, 2020. The share repurchase programs may be suspended or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases, but may resume them in the future. See “Overview - Capital” of this MD&A for a discussion of the share repurchase program authorized in January 2020.

MGIC Investment Corporation - Q1 2021 | 57

MGIC did not pay a cash and/or investment security dividend to our holding company in the first three months 2021, compared to a $390 million dividend in the first three months of 2020. Future dividend payments from MGIC to the holding company will be determined on a quarterly basis, in consultation with the board, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. Under the PMIERS guidance, any dividend paid by MGIC to our holding company, through June 30, 2021, requires GSE approval.

The net unrealized gains on our holding company investment portfolio were approximately $2.0 million at March 31, 2021 and the portfolio had a modified duration of approximately 1.9 years.

Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest on our 9% Debentures. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

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

Capital Adequacy
PMIERs
As of March 31, 2021, MGIC’s Available Assets under the PMIERs totaled approximately $5.5 billion, an excess of approximately $2.3 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $1.8 billion of capital credit under the PMIERs as of March 31, 2021. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR and Home Re Transactions.

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

Forbearance for federally-insured mortgages allows for mortgage payments to be suspended for up to 18 months: an initial forbearance period of up to six months; if requested by the borrower following contact by the servicers, an extension of up to six months; and for loans in a COVID-19 forbearance plan as of February 28, 2021 an additional six months, subject to certain limits. The servicer of the mortgage must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. If a servicer of a loan is unable to contact the borrower prior to the expiration of the first six month forbearance plan term, or if the forbearance plan reaches its twelve-month anniversary and is not further extended, the forbearance plan will expire. In such case, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable and our Minimum Required Assets will increase.
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

MGIC Investment Corporation - Q1 2021 | 58

Refer to “Overview - Capital - GSEs” of this MD&A and our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility” for further discussion of PMIERs.

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

We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operation basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool risk in force, net of reinsurance and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve, and a portion of the reserves for unearned premiums. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premiums in a calendar year.

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	March 31, 2021	December 31, 2020
RIF - net (1)	$44,642	$44,511
Statutory policyholders’ surplus	1,380	1,336
Statutory contingency reserve	3,667	3,521
Statutory policyholders’ position	$5,047	$4,857
Risk-to-capital	8.8:1	9.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent  ($2.7 billion at March 31, 2021 and $2.9 billion December 31, 2020) for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation is shown in the table below.

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	March 31, 2021	December 31, 2020
RIF - net (1)	$45,061	$44,868
Statutory policyholders’ surplus	1,383	1,340
Statutory contingency reserve	3,733	3,586
Statutory policyholders’ position	$5,116	$4,926
Risk-to-capital	8.8:1	9.1:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($2.7 billion at March 31, 2021 and $2.9 billion December 31, 2020) for which loss reserves have been established.

The decrease in MGIC's risk-to-capital and our combined insurance companies’ risk to capital in the first three months of 2021 was primarily due to an increase in the statutory policyholders’ position.

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

MGIC Investment Corporation - Q1 2021 | 59

Contractual Obligations

The following table summarizes, as of March 31, 2021, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,351.2	$69.9	$526.6	$105.8	$1,648.9
Operating lease obligations	1.7	0.8	0.9	—	—
Purchase obligations	56.8	28.7	28.1	—	—
Other long-term liabilities	913.1	127.9	392.6	392.6	—
Total	$3,322.8	$227.3	$948.2	$498.4	$1,648.9
Our long-term debt obligations as of March 31, 2021 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Purchase obligations consist primarily of agreements to purchase items related to our continued investment in our information technology infrastructure in the normal course of business.

Our other long-term liabilities represent the case and LAE loss reserves established to recognize the liability for losses and LAE related to existing delinquency inventory on insured mortgage loans and our IBNR reserve. The timing of the future claim payments associated with the established case loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of delinquency to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge differently than this estimate, in part, due to uncertainty regarding the impact of certain factors, such as impacts from the COVID-19 pandemic, loss mitigation protocols established by servicers and changes in some state foreclosure laws that may include, for example, a requirement for additional review and/or mediation process.

See Note 11 – “Loss Reserves” to our consolidated financial statements. In accordance with GAAP for the mortgage insurance industry, we establish case loss reserves only for delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Because our reserving method does not take into account the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our consolidated financial statements or in the table above.

MGIC Investment Corporation - Q1 2021 | 60

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2021, the modified duration of our fixed income investment portfolio was 4.5 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.5% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2021 | 61

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review Note 5 - “Litigation and Contingencies” to our consolidated financial statements our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Exhibit 99.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
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
•If the number of delinquencies increases, the number of claims we must pay over time will generally increase.
•Our access to the reinsurance and capital markets may be limited and the terms under which we are able to access such markets may be less attractive than the terms of our previous transactions.
Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.
Losses result from events that reduce a borrower’s ability or willingness to make mortgage payments, such as unemployment, health issues, family status, and whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect home prices, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home. In 2020, according to the Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, home prices increased by 10.9% in 2020, after increasing by 5.5%, 5.8%, 6.4% and 6.0% in 2016, 2017, 2018 and 2019, respectively. Home prices may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.
The unemployment rate rose from 3.5% as of December 31, 2019, to 14.7% as of April 30, 2020. It was 6.0% as of March 31, 2021. High levels of unemployment may result in an increasing number of loans in our delinquency inventory and an increasing number of insurance claims; however, the increases are difficult to predict given the uncertainty in the current market environment, including uncertainty about the length and severity of the COVID-19 pandemic; the length of time that measures intended to reduce the transmission of COVID-19 remain in place; effects of forbearance programs enacted by the GSEs, various states and municipalities; and effects of past and future government stimulus programs. Current programs include, among others:
•Payment forbearance on federally-backed mortgages (including those delivered to or purchased by the GSEs) to borrowers experiencing a hardship during the COVID-19 pandemic.

MGIC Investment Corporation - Q1 2021 | 62

•Additional cash payments to individuals provided for in the American Rescue Plan Act signed into law in March 2021.
•For those mortgages that are not subject to forbearance, a suspension of foreclosures and evictions until at least June 30, 2021, on mortgages purchased or securitized by the GSEs.
•Enhanced unemployment payments through September 6, 2021.
•An extension of the maximum duration for unemployment benefits, generally through September 6, 2021.
Forbearance for federally-insured mortgages allows for mortgage payments to be suspended for up to 18 months: an initial forbearance period of up to six months; if requested by the borrower following contact by the servicer, an extension of up to six months; and, for loans in a COVID-19 forbearance plan as of February 28, 2021, an additional extension of up to six months, subject to certain limits. The servicer of the loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. In certain circumstances, the servicer will be unable to contact the borrower and the forbearance plan will expire after the first 180-day plan. A delinquent loan for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a delinquent loan in a forbearance plan.
Of our insurance in force written in 2020, approximately 13.1% was not delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans. In addition, the Consumer Financial Protection Bureau ("CFPB") requires substantial loss mitigation efforts be made prior to servicers initiating foreclosures, therefore, servicers of non-GSE loans may have an incentive to offer forbearance or deferment.
On April 5, 2021, the CFPB issued a Notice of Proposed Rulemaking ("NPR") regarding mortgage servicing. Although we cannot predict the contents or timing of a final rule, the NPR included a provision that would require a pre-foreclosure review period that would generally prohibit servicers from starting foreclosure until after December 2021, with the review period intended to allow for loss mitigation options to be explored.
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Of the loans in our delinquency inventory at March 31, 2021, 32,034 were reported to us as in forbearance. Of the 46,684 loans in our delinquency inventory as of June 30, 2020 that were reported to us as in forbearance, 58.8% are no longer in the default inventory as of March 31, 2021; 34.4% are still in the delinquency inventory and reported to us as in forbearance; and 6.7% are still in the delinquency inventory but no longer reported to us as in forbearance. Based on the date each loan in our delinquency inventory was reported to us as being in forbearance, we estimate that during the second quarter of 2021, 62% of those will reach their twelve-month anniversary of having been in forbearance and, unless their forbearance plans are extended, their forbearance plans may end. Whether a loan delinquency will cure, including through modification, when forbearance ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with delinquencies that do not cure will depend on economic conditions at that time, including home prices.
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
Based on our interpretation of the PMIERs, as of March 31, 2021, MGIC’s Available Assets totaled $5.5 billion, or $2.3 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. Our "Minimum Required Assets" reflect a credit for risk ceded under our reinsurance transactions, which are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." The calculated credit for excess of loss reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment points of the coverage, all of which fluctuate over time. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. The total credit for risk ceded under our reinsurance transactions is subject to a modest reduction and is subject to periodic review by the GSEs. There is a risk we will not receive our current level of credit in future periods for ceded risk. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalty.
The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior

MGIC Investment Corporation - Q1 2021 | 63

to April 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan. As noted above, if a servicer of a loan is unable to contact the borrower prior to the expiration of the first 180-day forbearance plan term, or if the forbearance plan reaches its twelve-month anniversary and is not further extended, the forbearance plan generally will expire. In such case, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable, our Minimum Required Assets will increase and our excess of Available Assets over Minimum Required Assets will decrease. As of March 31, 2021, application of the 70% reduction decreased our Minimum Required Assets from approximately $3.9 billion to approximately $3.2 billion. We do not expect our Minimum Required Assets for the loans in forbearance at March 31, 2021 to increase by the full amount of the reduction upon expiration of the forbearance plans because we expect some loans whose forbearance plans expire to have their delinquencies cured through modification or otherwise.
Despite reducing the Minimum Required Assets for certain delinquent loans by 70%, an increasing number of loan delinquencies caused by the COVID-19 pandemic may cause our Minimum Required Assets to exceed our Available Assets. As of March 31, 2021, there were 52,775 loans in our delinquency inventory, of which 61% were reported to us as being subject to a forbearance plan. We believe substantially all of the reported forbearance plans are COVID-19-related. We are unable to predict the ultimate number of loans that will become delinquent as a result of the COVID-19 pandemic.
If our Available Assets fall below our Minimum Required Assets, we would not be in compliance with the PMIERs. The PMIERs provide a list of remediation actions for a mortgage insurer's non-compliance, with additional actions possible in the GSEs' discretion. At the extreme, the GSEs may suspend or terminate our eligibility to insure loans purchased by them. Such suspension or termination would significantly reduce the volume of our new insurance written ("NIW"); the substantial majority of which is for loans delivered to or purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with delinquent loans, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:
•The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. We do not anticipate that the regular periodic updates will occur more frequently than once every two years. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors; however, the GSEs may amend the PMIERs at any time, including by imposing restrictions specific to our company.
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
•The amount of loan level price adjustments and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require private mortgage

MGIC Investment Corporation - Q1 2021 | 64

insurance. The recently adopted GSE capital framework may lead the GSEs to increase their guaranty fees.
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
In late 2020, the CFPB adopted a rule that would have eliminated the GSE Patch effective upon the earlier of the GSEs' exit from conservatorship or July 1, 2021. In addition, a new QM definition would have become effective March 1, 2021. Although the CFPB has proposed to delay the elimination of the GSE Patch and the effectiveness of the new QM definition until October 1, 2022, the GSEs have announced that loans with applications received on or after July 1, 2021 cannot be GSE Patch loans and must conform to the new QM definition. The GSE Patch had expanded the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages did not meet the debt-to-income ("DTI") ratio limit of 43% that was included in the standard QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The new QM definition continues to require lenders to consider a borrower's DTI ratio; however, it replaces the DTI ratio cap with a pricing threshold that excludes from the definition of QM a loan whose annual percentage rate ("APR") exceeds the average prime offer rate for comparable loans by 2.25 percentage points or more. Although approximately 20% of our first quarter 2021 NIW was on loans with DTI ratios greater than 43%, we believe less than 2% of our first quarter 2021 NIW was on loans whose APR exceeded the maximum to qualify as a QM.
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

MGIC Investment Corporation - Q1 2021 | 65

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
Pandemics and other natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires and floods, or other events related to changing climatic conditions, could trigger an economic downturn in the affected areas, or in areas with similar risks, which could result in a decline in our business and an increased claim rate on policies in those areas. Natural disasters and rising sea levels could lead to a decrease in home prices in the affected areas, or in areas with similar risks, which could result in an increase in claim severity on policies in those areas. In addition, the inability of a borrower to obtain hazard and/or flood insurance, or the increased cost of such insurance, could lead to an increase in defaults or a decrease in home prices in the affected areas. If we were to attempt to limit our new insurance written in disaster-prone areas, lenders may be unwilling to procure insurance from us anywhere.
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
On January 19, 2021, the FHFA issued a Request for Input (“RFI”) regarding Climate and Natural Disaster Risk Management at the Regulated Entities (i.e. the GSEs and the Federal Home Loan Bank system). It is possible that efforts to manage this risk by the FHFA, GSEs or others could materially impact the volume and characteristics of our NIW, home prices in certain areas and defaults by borrowers in certain areas.
Risk Factors Relating to Our Business Generally
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
The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Regarding the concentration of our new business, our top ten customers accounted for approximately 41% and 26% of our NIW, in each of the twelve months ended March 31, 2021 and March 31, 2020, respectively.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Premium rates on NIW will change our premium yield (net premiums earned divided by the average insurance in force) over time as older insurance policies run off and new insurance policies with different premium rates are written.
Certain of our competitors have access to capital at a lower cost than we do (including, through off-shore intercompany

MGIC Investment Corporation - Q1 2021 | 66

reinsurance vehicles, which have tax advantages that may increase if U.S. corporate income taxes increase). As a result, they may be able to achieve higher after-tax rates of return on their NIW compared to us, which could allow them to leverage reduced premium rates to gain market share, and they may be better positioned to compete outside of traditional mortgage insurance, including by participating in alternative forms of credit enhancement pursued by the GSEs discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."
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
In response to the COVID-19 pandemic, the Company activated its business continuity program by transitioning to a virtual workforce model with certain essential activities supported by limited staff in controlled office environments. This transition was made to responsibly provide for the safety of employees and to continue to serve customers across our businesses. We have established an interim succession plan for each of our key executives, should an executive be unable to perform his or her duties.
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
The percentage of our NIW from all single-premium policies was 9% in the first quarter of 2021 and 9% in 2020 and has ranged from approximately 9% in 2020 and 2021 to 19% in 2017. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium

MGIC Investment Corporation - Q1 2021 | 67

policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
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
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of March 31, 2021, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (14.5%), mortgages with borrowers having FICO scores below 680 (8.9%), including those with borrowers having FICO scores of 620-679 (7.5%), mortgages with limited underwriting, including limited borrower documentation (1.3%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.4%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 2.5% of our primary risk in force as of March 31, 2021, and less than one percent of our NIW in the first quarter of 2021 and in 2020.
From time to time, we change the processes we use to underwrite loans. For example, we may rely on information provided to us by a lender that was obtained from certain of the GSEs’ automated appraisal and income verification tools. Those tools may produce results that differ from the results that would have determined using different methods. For example, the appraisal tools may indicate property values that differ from the values that would have been determined by onsite appraisals. In addition, we continue to further automate our underwriting processes. It is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes. In addition, the number of refinance loans receiving appraisal waivers from the GSEs increased significantly beginning in 2020 and temporary policies adopted by the GSEs in response to COVID-19, which we follow, allow for property valuations in certain transactions to be based on appraisals that do not involve an onsite or interior property inspection of the property. Our acceptance of GSE appraisal waivers and appraisal flexibilities may affect our pricing and risk assessment.
Approximately 69.4% of our first quarter 2021 NIW and 70.2% of our 2020 NIW (by risk written) was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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

MGIC Investment Corporation - Q1 2021 | 68

Our holding company debt obligations materially exceed our holding company cash and investments.
At March 31, 2021, we had approximately $802 million in cash and investments at our holding company and our holding company’s debt obligations were $1.1 billion in aggregate principal amount, consisting of $242 million of 5.75% Senior Notes due in 2023 ("5.75% Notes"), $650 million of 5.25% Senior Notes due 2028 (the 5.25% Notes), and $209 million of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures"). Annual debt service on the 5.75% Notes, 5.25% Notes and 9% Debentures outstanding as of March 31, 2021, is approximately $70 million.
The 5.75% Senior Notes, 5.25% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. In addition, through June 30, 2021, dividends paid by MGIC to our holding company require GSE approval. MGIC is the principal source of dividends, and in the first quarter of 2020, it paid a total of $390 million in dividends of cash and investments to our holding company. We ask the OCI not to object before MGIC pays dividends and, due to the uncertainty surrounding the COVID-19 pandemic, MGIC did not pay a dividend of cash and/or investment securities to the holding company after the first quarter of 2020; however, in the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the 9% Debentures, with a fair value of $167 million. Future dividend payments from MGIC to the holding company will be determined on a quarterly basis in consultation with the board of directors, and after considering any updated estimates about the length and severity of the economic impacts of the COVID-19 pandemic on our business.
In 2020, we issued the 5.25% Senior Notes and used a portion of the proceeds to repurchase $183 million of our 5.75% Senior Notes and $48 million of our 9% Debentures. We may, from time to time, repurchase our debt obligations on the open market (including through 10b5-1 plans) or through privately negotiated transactions.
In 2020 we repurchased approximately 9.6 million shares of our common stock, using approximately $120 million of holding company resources. As of March 31, 2021, we had $291 million of authorization remaining to repurchase our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases but may resume them in the future. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed with the SEC on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
The Company may be adversely impacted by the transition from LIBOR as a reference rate.
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it would no longer publish one-week and two-month tenor USD LIBOR and that after June 30, 2023, it would no longer publish all other USD LIBOR tenors. Efforts are underway to identify and transition to a set of alternative reference rates. The set of alternative rates includes the Secured Overnight Financing Rate (“SOFR”), which the Federal Reserve Bank of New York began publishing in 2018. Because SOFR is calculated based on different criteria than LIBOR, SOFR and LIBOR may diverge.
While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition. We have three primary types of transactions that involve financial instruments referencing LIBOR. First, as of March 31, 2021, approximately 6% of the fair value of our investment portfolio consisted of securities referencing LIBOR, none of which reference one-week and two-month tenors. Second, as of December 31, 2020, approximately $0.8 billion of our risk in force was on adjustable rate mortgages whose interest is referenced to one-month USD LIBOR. A change in reference rate associated with these loans may affect their principal balance, which may affect our risk-in-force and the amount of Minimum Required Assets we are required to maintain under PMIERs. A change in reference rate may also affect the amount of principal and/or accrued interest we are required to pay in the event of a claim payment. Third, we enter into reinsurance agreements under which our premiums are determined, in part, by the difference between interest payable on the reinsurers’ notes which reference one-month USD LIBOR and earnings from a pool of securities receiving interest that may reference LIBOR (in 2020, our total premiums on such transactions were approximately $20.8 million).

MGIC Investment Corporation - Q1 2021 | 69

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended March 31, 2021.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
January 1, 2021	January 31, 2021	—	$—	—	$290,818,024
February 1, 2021	February 28, 2021	—	$—	—	$290,818,024
March 1, 2021	March 31, 2021	—	$—	—	$290,818,024
		—	$—	—

(1) On January 28, 2020, our Board of Directors authorized a share repurchase program under which we may repurchase up to an additional $291 million of our common stock through the end of 2021. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time, and in light of the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases but may resume in the future.

MGIC Investment Corporation - Q1 2021 | 70

Item 5. Other Information
In accordance with applicable SEC rules, the following is intended to satisfy the Company's Item 5.02(e) Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.
On May 5, 2021, the Company entered into amended and restated Key Executive Employment and Severance Agreements (“KEESAs”) with each of its named executive officers.
The KEESAs provide the executive officer with certain protections during the three-year period after a change in control (the “Employment Period”). While the executive officer is employed during the Employment Period, the executive officer is entitled to a base salary no less than the base salary in effect prior to the change in control. The executive officer is also entitled to participate in medical, life insurance and other benefit plans made available to salaried employees generally and other benefits provided to executives of comparable rank, including bonus programs, stock awards, supplemental retirement benefits and periodic physicals. If the executive officer experiences a termination of the employment by the Company other than for cause and not due to death or disability, or by the executive officer for good reason, in either case during the Employment Period (a “Covered Termination”), he or she is entitled to a termination payment (the “Termination Payment”), continued life and health insurance for the remainder of the Employment Period or, if earlier, until the time he or she obtains similar coverage from a new employer, outplacement services and up to a total of $10,000 to cover tax preparation, legal and accounting services relating to the KEESA termination payment. Neither the prior KEESAs nor the amended and restated KEESAs provide for any gross-ups for excise taxes resulting from payment upon a change in control.
The amended and restated KEESAs generally include the same terms, and involve generally the same potential payment amounts, as the prior KEESAs that are described and quantified under the heading “Compensation and Related Tables – Potential Payments Upon Termination or Change-in-Control” in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 26, 2021, except for the following changes:
•The executive officer’s bonus opportunity during the Employment Period must have target and maximum levels that are no less than the corresponding target and maximum bonus levels under the executive officer’s bonus opportunity prior to the change in control. The prior KEESAs had described the required bonus opportunity only in terms of a percentage of the maximum bonus opportunity prior to the change in control.
•During the Employment Period, the executive officer will be entitled to receive annual grants of equity awards that are as favorable to the executive officer as the equity awards granted to the executive officer in either the year of, or the year immediately preceding, the change in control. The prior KEESAs required the aggregate value of equity awards and other fringe benefits to be not less than 75% of the aggregate annual value of such benefits made available to the executive officers prior to the change in control.
•Upon a change in control, the amended and restated KEESA provides for the same “double trigger” vesting that is currently set forth in the Company’s 2015 and 2020 Omnibus Incentive Plans except that, if outstanding equity awards are not assumed or the executive officer does not receive a substitute award from the acquirer in the change in control transaction, performance-vesting restricted stock units will vest based on the greater of target performance, performance as measured through the date of the change in control (as measured against a pro-rated portion of the performance goal) or the most recently forecasted performance through the end of the performance period, instead of in the maximum amount, as under the prior KEESAs.
The amended and restated KEESA would apply the same approach to unvested performance-vesting restricted stock units upon a Covered Termination.
•Upon a Covered Termination, the amended and restated KEESAs modify the calculation of the Termination Payment that will be payable to the executive officer so that (a) the calculation is the same regardless of when during the Employment Period the Covered Termination occurs and (b) the bonus component of the Termination Payment calculation is based, in relevant part, on the executive officer’s target, rather than maximum, bonus. In addition, the amended and restated KEESAs modify the calculation of the Termination Payment such that rather than taking into account, as under the prior KEESAs, an amount equal to the actuarial equivalent of the executive officer’s life annuity benefit accruals under the Company’s pension plan and supplemental executive retirement plan (“SERP”) for the year of termination or a prior year (whichever is greater), under the amended and restated KEESAs, the calculation takes into account the dollar value of the amounts that were or would have been credited to the executive officer’s account as a cash balance contribution credit under the pension plan and the SERP.
•The amended and restated KEESAs will modify the definition of “good reason” following a change in control to add as a triggering event certain relocations of the executive officer’s principal place of employment more than 50 miles.
•Upon a Covered Termination, rather than receiving, as under the prior KEESAs, the bonus otherwise payable to the executive officer for the year of termination , under the amended and restated KEESAs, an executive officer would receive only a pro rata bonus; such pro rata bonus would be calculated and paid on the basis of the greater of performance as

MGIC Investment Corporation - Q1 2021 | 71

measured through the termination date or the most recently forecasted performance through the end of the performance period.
•Upon a Covered Termination, the duration of health and welfare benefits under the amended and restated KEESAs will match the severance period rather than, as under the prior KEESAs, being linked to the end of the Employment Period.
•Following a Covered Termination, in addition to a 12-month non-competition provision similar to the non-competition provision in the prior KEESAs, the executive officer will be subject to a 12-month non-solicitation provision with respect to the Company’s employees and customers.
As under the prior KEESAs, under the amended and restated KEESAs, if a change in control and Covered Termination occur, the executive officer is entitled to receive a Termination Payment equal to a multiple of the sum of his or her annual base salary, a bonus component and an amount representing benefit credits under certain of the Company’s retirement plans. This Termination Payment is payable in one or two lump sums, depending on limits on amounts that may be paid within six months of termination under applicable tax rules and regulations. The first lump sum is payable within 10 business days after the termination date and the second lump sum, if required by applicable tax rules and regulations, is payable six months thereafter.
If the payments and benefits under the prior KEESAs would result in an excise tax under the “golden parachute” rules, then, depending on an executive officer’s pay grade and the date of his or her KEESA, the payments and benefits would either be reduced to a level that would not trigger the excise tax, or they would be determined using a “net best” approach. Under the “net best” approach, the amount of the payments and benefits would either be reduced to a level that would not trigger the excise tax or paid in full, with the executive officer being responsible for the excise tax, whichever was more favorable to the executive officer on an after-tax basis. Under the amended and restated KEESA, the “net best” approach applies to all executive officers.
In addition to the non-competition and non-solicitation provisions described above, the KEESAs also impose confidentiality obligations on the executive officers.
Under the KEESAs, a change in control generally would occur upon the acquisition by certain unrelated persons of 50% or more of the Company’s Common Stock; an exogenous change in the majority of the Company’s Board of Directors; certain mergers, consolidations or share exchanges or related share issuances; or the Company’s sale or disposition of all or substantially all of its assets. The Company would have “cause” to terminate an executive under a KEESA if the executive officer were to: intentionally engage in certain bad faith conduct causing demonstrable and serious financial injury to the Company; be convicted of certain felonies; or willfully, unreasonably and continuously refuse to perform his or her existing duties or responsibilities. An executive officer would have “good reason” under his or her KEESA if the Company were to breach the terms of the KEESA or make certain changes to the executive officer’s position, principal place of employment or working conditions.
The form of amended and restated KEESA is filed as Exhibit 10.11.5 to this Quarterly Report on Form 10-Q. The foregoing description is only a summary and is qualified by the actual terms of the amended and restated KEESA.

MGIC Investment Corporation - Q1 2021 | 72

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.2	Amended and Restated Bylaws, as amended	8-K	3.2	May 3, 2021
4.2	Amended and Restated Bylaws, as amended (included as Exhibit 3.2)	8-K	3.2	May 3, 2021
10.2.25	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted March 2021), as Amended May 2021 * †
10.6	Executive Bonus Plan * †
10.11.5	Form of Amended and Restated Key Executive Employment and Severance Agreement (Adopted May 2021) * †
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2021 | 73

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 5, 2021.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2021 | 74