Form 10-Q
period 2021-06-30
MGIC INVESTMENT CORP
filed 2021-08-04
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2021, there were 339,322,356 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

MGIC Investment Corporation - Q2 2021 | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

MGIC Investment Corporation - Q2 2021 | 4

Home Re Transactions
Excess-of-loss reinsurance transactions with unaffiliated special purpose insurers domiciled in Bermuda

HOPA
Homeowners Protection Act

HUD
Housing and Urban Development

/ I
IBNR Reserves
Loss reserves established on loans we estimate are delinquent, but for which the delinquency has not been reported to us

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance reported to us

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

MGIC Investment Corporation - Q2 2021 | 5

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

Premium Yield
The ratio of premium earned divided by the average IIF outstanding for the period measured

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

MGIC Investment Corporation - Q2 2021 | 6

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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q2 2021 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	June 30, 2021	December 31, 2020
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2021 - $6,682,052; 2020 - $6,317,164)		$6,964,409	$6,661,596
Equity securities, at fair value (cost 2021 - $14,964; 2020 - $17,522)		15,453	18,215
Other invested assets, at cost		3,100	3,100
Total investment portfolio		6,982,962	6,682,911
Cash and cash equivalents		178,635	287,953
Restricted cash and cash equivalents		12,318	8,727
Accrued investment income		52,214	49,997
Reinsurance recoverable on loss reserves	4	111,153	95,042
Reinsurance recoverable on paid losses		706	669
Premiums receivable		56,637	56,044
Home office and equipment, net		45,477	47,144
Deferred insurance policy acquisition costs		22,630	21,561
Other assets		112,995	104,478
Total assets		$7,575,727	$7,354,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$936,236	$880,537
Unearned premiums		263,751	287,099
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	880,443	879,379
Convertible junior subordinated debentures	3	208,814	208,814
Other liabilities		216,776	244,711
Total liabilities		2,661,020	2,655,540
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2021 - 371,353; 2020 - 371,353; shares outstanding 2021 - 339,316; 2020 - 338,573)		371,353	371,353
Paid-in capital		1,786,260	1,862,042
Treasury stock at cost (shares 2021 - 32,037; 2020 - 32,779)		(384,550)	(393,326)
Accumulated other comprehensive income, net of tax		169,282	216,821
Retained earnings		2,972,362	2,642,096
Total shareholders’ equity		4,914,707	4,698,986
Total liabilities and shareholders’ equity		$7,575,727	$7,354,526
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2021 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2021	2020	2021	2020
Revenues:
Premiums written:
Direct		$283,523	$283,224	$566,528	$557,948
Assumed		2,202	3,899	4,333	6,758
Ceded	4	(43,988)	(65,738)	(87,625)	(97,314)
Net premiums written		241,737	221,385	483,236	467,392
Decrease in unearned premiums, net		9,802	22,177	23,348	37,071
Net premiums earned		251,539	243,562	506,584	504,463
Investment income, net of expenses		41,129	39,679	79,022	81,026
Net realized investment gains	7	2,173	6,701	4,388	8,592
Other revenue		3,011	4,026	5,815	6,780
Total revenues		297,852	293,968	595,809	600,861

Losses and expenses:
Losses incurred, net	11	29,164	217,374	68,800	278,330
Amortization of deferred policy acquisition costs		3,025	2,909	5,721	5,419
Other underwriting and operating expenses, net		53,798	44,273	101,821	86,535
Interest expense		17,997	12,929	35,982	25,855
Total losses and expenses		103,984	277,485	212,324	396,139
Income before tax		193,868	16,483	383,485	204,722
Provision for income taxes		40,817	2,436	80,413	40,870
Net income		$153,051	$14,047	$303,072	$163,852

Earnings per share:
Basic	6	$0.45	$0.04	$0.89	$0.48
Diluted	6	$0.44	$0.04	$0.87	$0.48

Weighted average common shares outstanding - basic	6	339,326	338,593	339,116	341,323
Weighted average common shares outstanding - diluted	6	356,536	339,661	356,461	362,003

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2021 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2021	2020	2021	2020
Net income		$153,051	$14,047	$303,072	$163,852
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	45,054	143,181	(49,075)	70,596
Benefit plan adjustments		663	1,007	1,536	2,108
Other comprehensive income (loss), net of tax		45,717	144,188	(47,539)	72,704
Comprehensive income		$198,768	$158,235	$255,533	$236,556

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2021 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2021	2020	2021	2020
Common stock

Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period, as previously reported		1,782,041	1,855,371	1,862,042	1,869,719
Cumulative effect of debt with conversion options accounting standards update	2	—	—	(68,289)	—
Balance, beginning of the period, as adjusted		1,782,041	1,855,371	1,793,753	1,869,719
Reissuance of treasury stock, net under share-based compensation plans		(348)	—	(15,745)	(18,667)
Equity compensation		4,567	3,824	8,252	8,143
Balance, end of period		1,786,260	1,859,195	1,786,260	1,859,195

Treasury stock
Balance, beginning of period		(384,550)	(393,425)	(393,326)	(283,196)
Reissuance of treasury stock, net under share-based compensation plans		—	—	8,776	9,768
Repurchase of common stock	12	—	—	—	(119,997)
Balance, end of period		(384,550)	(393,425)	(384,550)	(393,425)

Accumulated other comprehensive income (loss)
Balance, beginning of period		123,565	1,224	216,821	72,708
Other comprehensive income (loss), net of tax	9	45,717	144,188	(47,539)	72,704
Balance, end of period		169,282	145,412	169,282	145,412

Retained earnings
Balance, beginning of period, as previously reported		2,839,884	2,407,305	2,642,096	2,278,650
Cumulative effect of debt with conversion options accounting standards update	2	—	—	68,289	—
Balance, beginning of the period, as adjusted		2,839,884	2,407,305	2,710,385	2,278,650
Net income		153,051	14,047	303,072	163,852
Cash dividends	12	(20,573)	(20,532)	(41,095)	(41,682)
Balance, end of period		2,972,362	2,400,820	2,972,362	2,400,820

Total shareholders’ equity		$4,914,707	$4,383,355	$4,914,707	$4,383,355

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2021 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$303,072	$163,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,472	25,457
Deferred tax expense	6,863	14,834
Net realized investment (gains) losses	(4,388)	(8,592)
Change in certain assets and liabilities:
Accrued investment income	(2,217)	2,915
Reinsurance recoverable on loss reserves	(16,111)	(41,803)
Reinsurance recoverable on paid losses	(37)	170
Premium receivable	(593)	1,559
Deferred insurance policy acquisition costs	(1,069)	(2,114)
Profit commission receivable	(4,464)	32,331
Loss reserves	55,699	242,062
Unearned premiums	(23,348)	(37,071)
Return premium accrual	2,500	(1,900)
Current income taxes	(1,357)	26,371
Other, net	2,400	2,054
Net cash provided by operating activities	349,422	420,125

Cash flows from investing activities:
Purchases of investments	(1,097,418)	(992,722)
Proceeds from sales of investments	142,754	476,639
Proceeds from maturity of fixed income securities	548,727	469,559
Additions to property and equipment	(1,405)	(942)
Net cash provided by (used in) investing activities	(407,342)	(47,466)

Cash flows from financing activities:
Repurchase of common stock	—	(119,997)
Dividends paid	(41,186)	(41,426)
Payment of withholding taxes related to share-based compensation net share settlement	(6,621)	(8,899)
Net cash provided by (used in) financing activities	(47,807)	(170,322)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(105,727)	202,337
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	296,680	169,056
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$190,953	$371,393
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2021 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of June 30, 2021, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.
Note 2. Significant Accounting Policies

Recent accounting and reporting developments
Accounting standards effective in 2021, or early adopted, and relevant to our financial statements are described below:
Simplifying the Accounting for Income Taxes: ASU 2019-12
Effective January 1, 2021, we adopted FASB guidance which simplifies Accounting for Income Taxes (Topic 740) by removing certain exceptions to Topic 740. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Clarification of Accounting for Equity Securities: ASU 2020-01
Effective January 1, 2021, we adopted ASU 2020-01, which clarifies certain interactions of accounting for equity securities under Topic 321, accounting for equity securities under the equity method of accounting in Topic 323, and accounting for certain forward contracts and purchased options in Topic 815. The amendment clarifies the consideration of observable transactions before applying or discounting the equity method of accounting. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs: ASU 2020-08
Effective January 1, 2021, we adopted Accounting Standards Update No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. FASB standard 2017-08 shortened the amortization period for certain purchased callable debt securities held at a premium by requiring that an entity amortize the premium associated with those callable debt securities within the scope of paragraph 310-20-25-33 to the earliest call date and clarified the FASB’s intent that an entity should reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-35-33 for each reporting period. This guidance clarified that the issuer of a callable debt security should use the next call date versus the earliest call date in amortizing premium. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: ASU 2020-06
Effective January 1, 2021, we adopted ASU 2020-06 using a modified retrospective basis. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. It also includes amendments to EPS guidance. The updated guidance reduced the number of accounting models for convertible debt instruments and convertible preferred stock, and eliminated the cash conversion feature within ASU 470. As a result of

MGIC Investment Corporation - Q2 2021 | 13

these changes, more convertible instruments will be reported as a single unit on the balance sheet. We previously accounted for our 9% Debentures under the cash conversion feature, which required us to account for the conversion features of our 9% Debentures within Paid-in Capital. The adoption of this guidance resulted in a $68.3 million cumulative effect adjustment to our 2021 beginning Retained Earnings and Paid-in Capital to reflect the 9% Debentures as if we had always accounted for them as a liability in their entirety.
The updated guidance also includes updates to the EPS calculation. It requires an entity to use the if-converted method, assume share settlement when settlement can be in cash or in shares, use an average market price for the period if the number of shares is based on an entity’s share price, and use the weighted average shares from each quarter to calculate the year to date weighted average shares. The guidance also includes improvements to the disclosures for convertible instruments and EPS. The adoption of this guidance did not have a material impact on our consolidated financial statement disclosures.
Reference Rate Reform: ASU 2020-04
In March 2020, the FASB issued ASU 2020-04 to provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. The adoption of, and future elections under, this standard are not expected to have a material impact on our consolidated financial statements as the standard will ease, if warranted, the requirements for accounting for the future effects of reference rate reform. We continue to monitor the impact the discontinuance of LIBOR or other reference rates will have on our contracts and other transactions.

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of June 30, 2021 and December 31, 2020 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		June 30, 2021	December 31, 2020
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $242.3 million)		240.9	240.6
5.25% Notes, due August 2028 (par value: $650 million)		639.5	638.8
9% Debentures, due April 2063 (1)		208.8	208.8
Long-term debt, carrying value		$1,244.2	$1,243.2
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

See Note 7 “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information pertaining to our debt obligations. As of June 30, 2021 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the six months ended June 30, 2021 and 2020 were $35.2 million and $31.3 million, respectively.

MGIC Investment Corporation - Q2 2021 | 14

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2021	2020	2021	2020
Premiums earned:
Direct		$293,047	$305,921	$589,318	$595,789
Assumed		2,480	3,381	4,891	5,990
Ceded (1)		(43,988)	(65,740)	(87,625)	(97,316)
Net premiums earned		$251,539	$243,562	$506,584	$504,463

Losses incurred:
Direct		$37,983	$256,224	$86,054	$322,786
Assumed		79	133	54	299
Ceded		(8,898)	(38,983)	(17,308)	(44,755)
Losses incurred, net		$29,164	$217,374	$68,800	$278,330
(1) Ceded premiums earned net of profit commission

Quota share reinsurance
We have entered into quota share reinsurance ("QSR") transactions with panels of third-party reinsurers to cede a fixed quota share percentage of premiums earned and received and losses incurred on insurance covered by the transactions. We receive the benefit of a ceding commission equal to 20% of premiums ceded before profit commission. We also receive the benefit of a profit commission through a reduction of premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at annual loss ratios higher than we have experienced on our QSR Transactions.

Each of our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratios of 200%.

MGIC Investment Corporation - Q2 2021 | 15

Table 4.2 below provides additional detail regarding our QSR Transactions.

Reinsurance
Table	4.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2015 QSR		Prior to 2017	15.0%	68.0%	December 31, 2031
2017 QSR		2017	30.0%	60.0%	December 31, 2028
2018 QSR		2018	30.0%	62.0%	December 31, 2029
2019 QSR		2019	30.0%	62.0%	December 31, 2030
2020 QSR		2020	12.5%	62.0%	December 31, 2031
2020 QSR and 2021 QSR		2020 - 2021	17.5%	62.0%	December 31, 2032
2021 QSR		2021	12.5%	57.5%	December 31, 2032
2022 QSR		2022	15.0%	57.5%	December 31, 2033
Credit Union QSR (2)		2020-2025	65.0%	50.0%	December 31, 2039
(1) We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.
(2) Eligible credit union business written before April 1, 2020 was covered by our 2019 and prior QSR Transactions.

We can elect to terminate the QSR Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than 90% (80% for the Credit Union QSR Transaction ) of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.
Table 4.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. The optional reduction to the quota share percentage would give us an option to reduce our quota share percentage from the original percentage shown in table 4.2 to the percentage shown in table 4.3.

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
(1) We can elect early termination of the QSR Transaction beginning on this date, and bi-annually thereafter for the 2015 QSR, 2019 QSR, 2020 QSR, 2021 QSR, and 2022 QSR. Early termination of the 2018 QSR can be elected on this date and annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.

MGIC Investment Corporation - Q2 2021 | 16

Table 4.4 below provides a summary of our QSR Transactions, excluding captive agreements, for the three and six months ended June 30, 2021 and 2020.

Quota Share Reinsurance
Table	4.4
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2021	2020	2021	2020
Ceded premiums written and earned, net of profit commission		$33,983	$61,357	$67,373	$88,203
Ceded losses incurred		8,903	38,982	17,308	44,786
Ceding commissions (1)		12,991	12,025	26,058	23,390
Profit commission		30,978	(1,231)	62,922	28,748
(1)Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Under the terms of our QSR Transactions, currently in effect, ceded premiums, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $111.2 million as of June 30, 2021 and $95.0 million as of December 31, 2020. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the minimum amount of which is based on the greater of a reinsurer’s funding requirements under PMIERs or ceded reserves. An allowance for credit losses was not required at June 30, 2021.

Excess of loss reinsurance
We have aggregate excess of loss reinsurance transactions (“Home Re Transactions”) with unaffiliated special purpose insurers domiciled in Bermuda (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. Subject to certain conditions, the reinsurance coverage decreases over a period of either 10 or 12.5 years, depending on the transaction, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid. MGIC has rights to terminate the Home Re Transactions under certain circumstances.

The Home Re Entities financed the coverages by issuing mortgage insurance-linked notes (“ILNs”) to unaffiliated investors in an aggregate amount equal to the initial reinsurance coverage amounts. The Home Re 2018-1, Home Re 2019-1, and Home Re 2020-1 ILNs each have ten-year legal maturities and the Home Re 2021-1 ILN has a twelve and a half year legal maturity, and each ILN is non-recourse to any assets of MGIC or affiliates. The proceeds of the ILNs, which were deposited into reinsurance trusts for the benefit of MGIC, will be the source of reinsurance claim payments to MGIC and principal repayments on the ILNs.

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of June 30, 2021 a "Trigger Event" has occurred on our Home Re 2018-1 and Home Re 2019-1 ILN transactions because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. A “Trigger Event” has also occurred on the Home Re 2021-1 ILN transaction because the credit enhancement of the most senior tranche is less than the target credit enhancement.

MGIC Investment Corporation - Q2 2021 | 17

Table 4.5 provides a summary of our Home Re Transactions as of June 30, 2021 and December 31, 2020.

Excess of Loss Reinsurance
Table 4.5
($ in thousands)	Home Re 2021-1, Ltd.	Home Re 2020-1, Ltd.	Home Re 2019-1, Ltd.	Home Re 2018-1, Ltd.
Issue Date	February 2, 2021	October 29, 2020	May 25, 2019	October 30, 2018
Policy Inforce Dates	August 1, 2020 - December 31, 2020	January 1, 2020 - July 31, 2020	January 1, 2018 - March 31, 2019	July 1, 2016 - December 31, 2017
Optional Call Date (1)	January 25, 2028	October 25, 2027	May 25, 2026	October 25, 2025
Initial First Layer Retention	211,159	275,283	185,730	168,691
Initial Excess of Loss Reinsurance Coverage	398,848	412,917	315,739	318,636
June 30, 2021
Remaining First Layer Retention	211,159	275,268	184,278	165,538
Remaining Excess of Loss Reinsurance Coverage	398,848	352,099	208,146	218,343
December 31, 2020
Remaining First Layer Retention	—	275,283	184,514	166,005
Remaining Excess of Loss Reinsurance Coverage	—	412,917	208,146	218,343
(1)We have the right to terminate the Home Re Transactions under certain circumstances and on any payment date on or after the respective Optional Call Date.

In August 2021, MGIC entered into a $398.4 million Home Re Transaction that covers policies with inforce dates from January 1, 2021 through May 28, 2021.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re Transaction closing in August 2021 references SOFR, while the remaining Home Re Transactions reference the one-month LIBOR. As a result, we concluded that each Home Re transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at June 30, 2021, were not material to our consolidated balance sheet, and the change in fair value during the three and six months ended June 30, 2021 was not material to our consolidated statements of operations. Total ceded premiums were $10.0 million and $20.3 million for the three and six months ended June 30, 2021, and $4.4 million and $9.1 million for the three and six months ended June 30, 2020, respectively.

At the time the Home Re Transactions were entered into, we concluded that each Home Re Entity is a variable interest entity (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make sufficient decisions relating to the entity’s operations through voting rights or do not substantively participate in gains and losses of the entity. Given that MGIC (1) does not have the unilateral power to direct the activities that most significantly affect each Home Re Entity’s economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits of each Home Re Entity that potentially could be significant to the Home Re Entity, consolidation of the Home Re Entities is not required.

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of June 30, 2021, and December 31, 2020, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the Home Re Transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We

MGIC Investment Corporation - Q2 2021 | 18

consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.6 presents the total assets of the Home Re Entities as of June 30, 2021 and December 31, 2020.

Home Re total assets
Table	4.6
(In thousands)
Home Re Entity (Issue date)		Total VIE Assets
June 30, 2021
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		372,414
Home Re 2021-1 Ltd.		398,848

December 31, 2020
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		412,917

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

The total calculated PMIERs credit for risk ceded under our Home Re Transactions is generally based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage and is subject to a modest reduction under the PMIERs financial requirements (see Note 1 - “Nature of Business and Basis of Presentation”).

Note 5. Litigation and Contingencies
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2020 and the first half of 2021, curtailments reduced our average claim paid by approximately 3.6% and 4.1%, respectively. The COVID-19 related foreclosure moratoriums and forbearance plans have decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once the foreclosure moratoriums and forbearance plans end. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings. Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss, including recording a probable loss of $6.3 million in the second quarter of 2021. The probable loss is reported within Loss Reserves on the Consolidated Balance Sheet and within Losses Incurred, net on the Consolidated Statements of Operations.. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is possible that, if not resolved by negotiation, we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $28 million more than the amount of the probable loss we have recorded. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q2 2021 | 19

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For purposes of calculating basic EPS, vested restricted stock and restricted stock units (“RSUs”) are considered outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. The determination of whether components are dilutive is calculated independently for each period. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested RSUs result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our 9% Debentures result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. For the quarter ended June 30, 2020 common stock equivalents of 19.1 million were not included because they were antidilutive.

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)		2021	2020	2021	2020
Basic earnings per share:
Net income		$153,051	$14,047	$303,072	$163,852
Weighted average common shares outstanding - basic		339,326	338,593	339,116	341,323
Basic earnings per share		$0.45	$0.04	$0.89	$0.48

Diluted earnings per share:
Net income		$153,051	$14,047	$303,072	$163,852
Interest expense, net of tax (1):
9% Debentures		3,712	—	7,423	9,132
Diluted income available to common shareholders		$156,763	$14,047	$310,495	$172,984

Weighted average common shares outstanding - basic		339,326	338,593	339,116	341,323
Effect of dilutive securities:
Unvested RSUs		1,425	1,068	1,560	1,551
9% Debentures		15,785	—	15,785	19,129
Weighted average common shares outstanding - diluted		356,536	339,661	356,461	362,003
Diluted earnings per share		$0.44	$0.04	$0.87	$0.48
(1) Interest expense for the three and six months ended June 30, 2021 and 2020, respectively, has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q2 2021 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at June 30, 2021 and December 31, 2020 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of June 30, 2021
Table	7.1a
(In thousands)		Amortized Cost	Allowance for Expected Credit Loss	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$235,822	$—	$647	$(149)	$236,320
Obligations of U.S. states and political subdivisions		2,339,194	—	161,787	(2,087)	2,498,894
Corporate debt securities		2,847,402	—	114,625	(5,966)	2,956,061
ABS		154,031	—	1,803	(101)	155,733
RMBS		377,315	—	4,284	(2,396)	379,203
CMBS		318,470	—	9,899	(934)	327,435
CLOs		396,070	—	952	(65)	396,957
Foreign government debt		13,748	—	64	(6)	13,806
Total fixed income securities		$6,682,052	$—	$294,061	$(11,704)	$6,964,409

Details of fixed income securities by category as of December 31, 2020
Table	7.1b
(In thousands)		Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$264,531	$—	$1,164	$(2)	$265,693
Obligations of U.S. states and political subdivisions		2,083,568	—	166,557	(256)	2,249,869
Corporate debt securities		2,690,860	—	155,156	(1,728)	2,844,288
ABS		203,807	(49)	2,946	(18)	206,686
RMBS		425,532	—	6,472	(838)	431,166
CMBS		312,572	—	16,055	(1,125)	327,502
CLOs		310,616	—	566	(692)	310,490
Foreign government debt		4,485	—	224	—	4,709
Commercial paper		21,193	—	—	—	21,193
Total fixed income securities		$6,317,164	$(49)	$349,140	$(4,659)	$6,661,596

We had $13.9 million and $14.1 million of investments at fair value on deposit with various states as of June 30, 2021 and December 31, 2020, respectively, due to regulatory requirements of those state insurance departments. In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $185.6 million and $160.3 million at June 30, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation - Q2 2021 | 21

The amortized cost and fair values of fixed income securities at June 30, 2021, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		June 30, 2021
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$449,359	$453,780
Due after one year through five years		1,870,031	1,939,373
Due after five years through ten years		1,586,713	1,690,066
Due after ten years		1,530,063	1,621,862
		5,436,166	5,705,081

ABS		154,031	155,733
RMBS		377,315	379,203
CMBS		318,470	327,435
CLOs		396,070	396,957
Total as of June 30, 2021		$6,682,052	$6,964,409

Proceeds from sales of fixed income securities classified as available-for-sale were $140.1 million and $448.5 million during the six months ended June 30, 2021 and 2020, respectively. Gross gains of $2.3 million and $5.3 million and gross losses of $0.4 million and $0.7 million were realized during the three and six months ended June 30, 2021. We did not record any realized losses for the three and six months ended June 30, 2021 related to our intent to sell certain securities. During the three and six months ended June 30, 2020 gross gains of $7.3 million and $12.4 million and gross losses of $3.7 million and $5.0 million, respectively, were realized. We did not record any realized losses for the three months ended June 30, 2020 and recorded realized losses of $0.3 million for the six months ended June 30, 2020 related to our intent to sell certain securities.

During the six months ended June 30, 2021, we reduced our expected credit loss on securities where a credit loss was previously recognized by $49 thousand. There was no allowance for credit losses at June 30, 2020.

Equity securities
The cost and fair value of investments in equity securities at June 30, 2021 and December 31, 2020 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of June 30, 2021
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$14,964	$493	$(4)	$15,453

Details of equity security investments as of December 31, 2020
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,522	$695	$(2)	$18,215

For the three and six months ended June 30, 2021, we recognized $0.2 million of net gains and $0.2 million of net losses on equity securities still held as of June 30, 2021. For the three and six months ended June 30, 2020, we recognized $1.2 million and $0.3 million of net gains, respectively, on equity securities still held as of June 30, 2020.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of June 30, 2021 and December 31, 2020, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $163.3 million and $163.9 million, respectively.

MGIC Investment Corporation - Q2 2021 | 22

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2021 and December 31, 2020, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2020 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of June 30, 2021
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$68,299	$(149)	$—	$—	$68,299	$(149)
Obligations of U.S. states and political subdivisions		153,214	(2,087)	—	—	153,214	(2,087)
Corporate debt securities		358,140	(5,966)	—	—	358,140	(5,966)
ABS		32,548	(101)	—	—	32,548	(101)
RMBS		222,192	(2,271)	10,056	(125)	232,248	(2,396)
CMBS		81,828	(866)	4,000	(68)	85,828	(934)
CLOs		124,739	(27)	21,973	(38)	146,712	(65)
Foreign government debt		4,479	(6)	—	—	4,479	(6)
Total		$1,045,439	$(11,473)	$36,029	$(231)	$1,081,468	$(11,704)

Unrealized loss aging for securities by type and length of time as of December 31, 2020
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$2,690	$(2)	$—	$—	$2,690	$(2)
Obligations of U.S. states and political subdivisions		31,416	(256)	—	—	31,416	(256)
Corporate debt securities		44,968	(1,728)	—	—	44,968	(1,728)
ABS		14,929	(18)	—	—	14,929	(18)
RMBS		98,409	(773)	3,566	(65)	101,975	(838)
CMBS		13,212	(789)	2,799	(336)	16,011	(1,125)
CLOs		95,287	(261)	73,904	(431)	169,191	(692)
Total		$300,911	$(3,827)	$80,269	$(832)	$381,180	$(4,659)

Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2021 presented in table 7.4a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at June 30, 2021 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists.

There were 336 and 109 securities in an unrealized loss position at June 30, 2021 and December 31, 2020, respectively.

We report accrued investment income separately from fixed income, available-for-sale, securities and we have determined an allowance for credit losses for accrued investment income is not required. Accrued investment income is written off through net realized investment gains (losses) if, and at the time, the issuer of the security defaults or is expected to default on payments.

MGIC Investment Corporation - Q2 2021 | 23

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
•Equity securities: Consist of actively traded, exchange-listed equity securities, including exchange traded funds (“ETFs”) and Bond Mutual Funds, with valuations derived from quoted prices for identical assets in active markets that we can access. These securities are valued in Level 1 of the fair value hierarchy.
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

MGIC Investment Corporation - Q2 2021 | 24

Assets measured at fair value, by hierarchy level, as of June 30, 2021 and December 31, 2020 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2020 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of June 30, 2021
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$236,320	$151,328	$84,992	$—
Obligations of U.S. states and political subdivisions		2,498,894	—	2,498,894	—
Corporate debt securities		2,956,061	—	2,956,061	—
ABS		155,733	—	155,733	—
RMBS		379,203	—	379,203	—
CMBS		327,435	—	327,435	—
CLOs		396,957	—	396,957	—
Foreign government debt		13,806	—	13,806	—
Total fixed income securities		6,964,409	151,328	6,813,081	—
Equity securities		15,453	15,453	—	—
Cash Equivalents		170,604	170,604	—	—
Real estate acquired (1)		572	—	—	572
Total		$7,151,038	$337,385	$6,813,081	$572

Assets carried at fair value by hierarchy level as of December 31, 2020
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,693	$149,339	$116,354	$—
Obligations of U.S. states and political subdivisions		2,249,869	—	2,249,869	—
Corporate debt securities		2,844,288	—	2,844,288	—
ABS		206,686	—	206,686	—
RMBS		431,166	—	431,166	—
CMBS		327,502	—	327,502	—
CLOs		310,490	—	310,490	—
Foreign government debt		4,709	—	4,709	—
Commercial paper		21,193	—	21,193	—
Total fixed income securities		6,661,596	149,339	6,512,257	—
Equity securities		18,215	18,215	—	—
Cash Equivalents		288,941	275,668	13,273	—
Real estate acquired (1)		1,092	—	—	1,092
Total		$6,969,844	$443,222	$6,525,530	$1,092
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

MGIC Investment Corporation - Q2 2021 | 25

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2021 and 2020 is shown in tables 8.2a through 8.2d below. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended June 30, 2021
Table	8.2a

(In thousands)		Real Estate Acquired
Balance at March 31, 2021		$1,794
Purchases		769
Sales		(2,223)
Included in earnings and reported as losses incurred, net		232
Balance at June 30, 2021		$572

Fair value roll-forward for financial instruments classified as Level 3 for the six months ended June 30, 2021
Table	8.2b

(In thousands)		Real Estate Acquired
Balance at December 31, 2020		$1,092
Purchases		2,777
Sales		(3,654)
Included in earnings and reported as losses incurred, net		357
Balance at June 30, 2021		$572

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended June 30, 2020
Table	8.2c
(In thousands)		Real Estate Acquired
Balance at March 31, 2020		$6,226
Purchases		1,806
Sales		(6,526)
Included in earnings and reported as losses incurred, net		457
Balance at June 30, 2020		$1,963

Fair value roll-forward for financial instruments classified as Level 3 for the six months ended June 30, 2020
Table	8.2d

(In thousands)		Real Estate Acquired
Balance at December 31, 2019		$7,252
Purchases		5,921
Sales		(11,725)
Included in earnings and reported as losses incurred, net		515
Balance at June 30, 2020		$1,963

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

MGIC Investment Corporation - Q2 2021 | 26

Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2021 and December 31, 2020.

Financial assets and liabilities not measured at fair value
Table	8.3
		June 30, 2021		December 31, 2020
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		155,000	159,381	155,000	160,865
5.75% Senior Notes		240,926	262,012	240,597	261,752
5.25% Senior Notes		639,517	689,813	638,782	696,449
9% Convertible Junior Subordinated Debentures		208,814	276,844	208,814	273,569
Total financial liabilities		$1,244,257	$1,388,050	$1,243,193	$1,392,635

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive (loss) income for the three and six months ended June 30, 2021 and 2020 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2021	2020	2021	2020
Net unrealized investment gains arising during the period		$57,030	$181,242	$(62,120)	$89,362
Total income tax benefit (expense)		(11,976)	(38,061)	13,045	(18,766)
Net of taxes		45,054	143,181	(49,075)	70,596

Net changes in benefit plan assets and obligations		839	1,275	1,944	2,669
Total income tax benefit (expense)		(176)	(268)	(408)	(561)
Net of taxes		663	1,007	1,536	2,108

Total other comprehensive income (loss)		57,869	182,517	(60,176)	92,031
Total income tax benefit (expense)		(12,152)	(38,329)	12,637	(19,327)
Total other comprehensive income, net of tax		$45,717	$144,188	$(47,539)	$72,704

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2021	2020	2021	2020
Reclassification adjustment for net realized (losses) gains(1)		$2,477	$(6,390)	$6,417	$(1,676)
Income tax benefit (expense)		(520)	1,342	(1,347)	352
Net of taxes		1,957	(5,048)	5,070	(1,324)

Reclassification adjustment related to benefit plan assets and obligations (2)		(839)	(1,275)	(1,944)	(2,669)
Income tax benefit (expense)		176	268	408	561
Net of taxes		(663)	(1,007)	(1,536)	(2,108)

Total reclassifications		1,638	(7,665)	4,473	(4,345)
Income tax benefit (expense)		(344)	1,610	(939)	913
Total reclassifications, net of tax		$1,294	$(6,055)	$3,534	$(3,432)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation - Q2 2021 | 27

A rollforward of AOCI for the six months ended June 30, 2021, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Six Months Ended June 30, 2021
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2020, net of tax		$272,137	$(55,316)	$216,821
Other comprehensive income before reclassifications		(44,005)	—	(44,005)
Less: Amounts reclassified from AOCI		5,070	(1,536)	3,534
Balance, June 30, 2021, net of tax		$223,062	$(53,780)	$169,282

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2021 and 2020.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2021	2020	2021	2020
Service cost		$2,152	$1,876	$390	$322
Interest cost		2,779	3,336	160	202
Expected return on plan assets		(5,256)	(5,473)	(2,216)	(1,852)
Amortization of net actuarial losses (gains)		1,255	1,526	(409)	(201)
Amortization of prior service cost (credit)		(59)	(62)	53	12
Net periodic benefit cost (benefit)		$871	$1,203	$(2,022)	$(1,517)

Components of net periodic benefit cost
Table	10.2
		Six Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2021	2020	2021	2020
Service cost		$3,816	$3,697	$754	$631
Interest cost		5,589	6,750	324	416
Expected return on plan assets		(10,458)	(11,053)	(4,431)	(3,704)
Amortization of net actuarial losses (gains)		2,805	3,160	(848)	(391)
Amortization of prior service cost (credit)		(119)	(124)	106	25
Net periodic benefit cost (benefit)		$1,633	$2,430	$(4,095)	$(3,023)

In July 2021, we made a contribution of $6.8 million to our qualified pension plan.

MGIC Investment Corporation - Q2 2021 | 28

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2021, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $17 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $25 million.

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

Losses incurred on delinquencies that occurred in the current year decreased in the first six months of 2021 compared to the same period last year due to a decrease in new delinquency notices. In addition, we decreased IBNR reserve estimates by $5.9 million in the first six months of 2021, compared to a $38.9 million increase in the first six months of 2020. New delinquency notices and IBNR estimates increased in the six months ended June 30, 2020 due to the impact of the COVID-19 pandemic. Given the uncertainty surrounding the long-term impact of COVID-19, it is difficult to predict the ultimate effect of the COVID-19 related delinquencies and forbearances on our loss incidence.

For the six months ended June 30, 2021 we experienced adverse loss development of $1.7 million on previously received notices primarily due to the recognition of a probable loss of $6.3 million related to litigation of our claims paying practices, offset by favorable development on pool reserves, LAE reserves and reinsurance. For the six months ended June 30, 2020 we experienced adverse loss development of $12.8 million on previously received delinquencies primarily related to severity.

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

MGIC Investment Corporation - Q2 2021 | 29

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $32.6 million and $30.1 million at June 30, 2021 and December 31, 2020, respectively.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2021 and 2020.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Six Months Ended June 30,
(In thousands)		2021	2020
Reserve at beginning of period		$880,537	$555,334
Less reinsurance recoverable		95,042	21,641
Net reserve at beginning of period		785,495	533,693

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		67,068	265,546
Prior years (1)		1,732	12,784
Total losses incurred		68,800	278,330

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		48	271
Prior years		29,164	77,820
Reinsurance terminations		—	(20)
Total losses paid		29,212	78,071
Net reserve at end of period		825,083	733,952
Plus reinsurance recoverables		111,153	63,444
Reserve at end of period		$936,236	$797,396
(1)A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first six months of 2021 and 2020 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Six Months Ended June 30,
(In thousands)		2021	2020
Increase (decrease) in estimated claim rate on primary defaults		$(356)	$(2,104)
Increase (decrease) in estimated severity on primary defaults		512	13,767
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		1,576	1,121
Total prior year loss development (1)		$1,732	$12,784
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q2 2021 | 30

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and six months ended June 30, 2021 and 2020 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Delinquency inventory at beginning of period		52,775	27,384	57,710	30,028
New notices		9,036	57,584	22,047	69,982
Cures		(18,460)	(14,964)	(36,088)	(29,077)
Paid claims		(346)	(661)	(658)	(1,558)
Rescissions and denials		(6)	(17)	(12)	(49)
Delinquency inventory at end of period		42,999	69,326	42,999	69,326

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

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		June 30, 2021	December 31, 2020	June 30, 2020
3 months or less		6,513	11,542	50,646
4-11 months		12,840	34,620	8,370
12 months or more (1)		23,646	11,548	10,310
Total		42,999	57,710	69,326
3 months or less		15%	20%	73%
4-11 months		30%	60%	12%
12 months or more		55%	20%	15%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		159	159	247
(1)Approximately 15%, 31%, and 33% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

The increase in delinquency inventory that is 12 months or more consecutive months delinquent compared to June 30, 2020 and December 31, 2020 is primarily due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic. This was partially offset by an increase in cures in the second half of 2020 and in the first half of 2021.

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

MGIC Investment Corporation - Q2 2021 | 31

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
We did not repurchase any shares during the first half of 2021, compared to the repurchase of 9.6 million shares of common stock, at an average cost of $12.47 per share, in the first half of 2020. We may repurchase up to an additional $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in 2020. Repurchases may be made from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases but intend to resume them in the third quarter.

Cash dividends
In March and May of 2021, we paid quarterly cash dividends of $0.06 per share to shareholders which totaled $41.1 million. On July 29, 2021, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.08 per share payable on August 26, 2021, to shareholders of record at the close of business on August 12, 2021.
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

MGIC Investment Corporation - Q2 2021 | 32

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

At June 30, 2021, MGIC’s risk-to-capital ratio was 8.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.5 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

At June 30, 2021, the risk-to-capital ratio of our combined insurance operations was 8.9 to 1.

Dividend restrictions
MGIC did not pay cash and/or investment security dividends to our holding company during the first six months of 2021 due to the uncertainty of the COVID-19 pandemic. In August 2021, MGIC paid a dividend of $150 million to our holding company.

MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory ‘policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. Before making any dividend payments, we will notify the OCI to ensure it does not object.

Under the PMIERs guidance, any dividend paid by MGIC to our holding company, through September 30, 2021, requires GSE approval if MGIC's excess of Available Assets is or would become less than 50% of its Minimum Required Assets; and from October 1, 2021 through December 31, 2021 such dividends require GSE approval if MGIC's excess of Available Assets is or would become less than 15% of its Minimum Required Assets. GSE approval was not required for the August 2021 dividend.

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

Financial information of our insurance subsidiaries
Table 14.1
	As of and for the Six Months Ended June 30,
(In thousands)	2021	2020
Statutory net income	$117,667	$4,545
Statutory policyholders' surplus	1,442,614	1,249,803
Contingency reserve	3,850,021	3,230,255

MGIC Investment Corporation - Q2 2021 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter of 2021. While the uncertainty resulting from the COVID-19 pandemic had a material impact on our 2020 financial results, as we reserved for losses associated with the increased delinquency notices received, it had a limited impact on our results for the three and six months ended June 30, 2021. While uncertain, the future impact of the COVID-19 pandemic on the Company’s financial results, liquidity and/or financial condition may also be material. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q2 2021 | 34

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data, unaudited)	2021	2020	% Change	2021	2020	% Change
Selected statement of operations data
Net premiums earned	$251.5	$243.6	3	$506.6	$504.5	—
Investment income, net of expenses	41.1	39.7	4	79.0	81.0	(2)
Losses incurred, net	29.2	217.4	(87)	68.8	278.3	N/M
Other underwriting and operating expenses, net	53.8	44.3	21	101.8	86.5	18
Income before tax	193.9	16.5	1,075	383.5	204.7	87
Provision for income taxes	40.8	2.4	1,600	80.4	40.9	97
Net income	153.1	14.0	—	303.1	163.9	85
Diluted income per share	$0.44	$0.04	1,000	$0.87	$0.48	81

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$191.9	$11.2	1,613	$378.9	$196.6	93
Adjusted net operating income	151.5	9.9	1,430	299.5	157.4	90
Adjusted net operating income per diluted share	$0.44	$0.03	1,367	$0.86	$0.46	87
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of second quarter and year to date 2021 results
Comparative quarterly results
We recorded second quarter 2021 net income of $153.1 million, or $0.44 per diluted share. Net income increased by $139.0 million from net income of $14.0 million in the prior year primarily reflecting a decrease in losses incurred, net, and higher net premiums earned, partially offset by higher other underwriting and operating expenses, net, and a higher provision for income taxes.

Diluted income per share increased due to an increase in net income, partially offset by the effects of an increased number of diluted weighted average shares outstanding resulting from common stock equivalents of 19.1 million shares being antidilutive for the quarter ended June 30, 2020.

Adjusted net operating income for the second quarter 2021 was $151.5 million (Q2 2020: $9.9 million) and adjusted net operating income per diluted share was $0.44 (Q2 2020: $0.03).

Net premiums earned increased as a result of higher net premiums written, offset by the decrease in accelerated premiums earned from single premium policy cancellations that resulted from a decrease in refinance activity. The increase in net premium written was due to an increase in insurance inforce and an increase in profit commission, partially offset by a decrease in the net premium yield. Profit commission was lower in the second quarter of 2020 due to higher ceded incurred losses resulting from the impacts of the COVID-19 pandemic.

Losses incurred, net for the second quarter of 2021 were $29.2 million, a decrease of $188.2 million over prior year losses incurred of $217.4 million. In the second quarter of 2021, we received 84% fewer new delinquency notices compared to the prior year. In addition, in the second quarter of 2021, our re-estimation of reserves on previous delinquencies resulted in insignificant loss development compared to $10 million of adverse loss reserve development in the second quarter of 2020. In the second quarter of 2021, we also increased our IBNR and other, reserve from $4 million compared to an increase of $31 million in the second quarter of 2020. The second quarter of 2020 reflects the impacts of the COVID-19 pandemic.

The increase in other underwriting and operating expenses, net is primarily due to increases in professional and consulting services related to our technology and business process investments. This was partially offset by decreases in employee compensation costs.

The increase in our provision for income taxes in the second quarter of 2021 as compared to the same period in the prior year was primarily due to an increase in income before tax.

Comparative year to date results
We recorded net income of $303.1 million, or $0.87 per diluted share during the first six months of 2021. Net income increased by $139.2 million from net income of $163.9 million in the prior year, or $0.48 per diluted share, The increase primarily reflected a decrease in losses incurred, net, partially offset by higher underwriting and operating expenses, net, a higher provision for income taxes, and higher interest expense.

Diluted income per share was higher than the prior year due to the increase in net income, partially offset by a decrease in the number of our diluted weighted average shares outstanding.

Adjusted net operating income for the first six months of 2021 was $299.5 million (YTD 2020: $157.4 million) and adjusted net operating income per diluted share was $0.86 (YTD 2020: $0.46). The increase in 2021 adjusted net operating income and adjusted net operating income per diluted share compared to 2020 primarily reflects higher net income.

Losses incurred, net for the first six months of 2021 were $68.8 million, a decrease of $209.5 million from the prior year

MGIC Investment Corporation - Q2 2021 | 35

losses incurred, net of $278.3 million. The decrease is due to a 72% decrease in new delinquency notices from the prior year. In addition, in the first six month of 2021, the change in IBNR and other reserves was insignificant compared to an increase of $39 million in the prior year. The increase in losses incurred, net, and IBNR reserves in the first six months of 2020 reflect the impacts of COVID-19 pandemic.

The increase in other underwriting and operating expenses, net over the prior year is primarily due to increases in professional and consulting services related to our technology and business process investments. This was partially offset by decreases in employee compensation costs.

Interest expense in the first half of 2021 increased compared with the same period in 2020 due to the August 2020 issuance of our 5.25% Notes, partially offset by the repurchase of a portion of our 5.75% Notes and 9% Debentures.

The increase in our provision for income taxes in the first six months of 2021 as compared to the same period in the prior year was primarily due to an increase in income before tax.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and six months ended June 30, 2021 compared to the respective prior year period.

Capital
MGIC dividend payments to our holding company
MGIC did not pay a cash and/or investment security dividend to our holding company in the first half of 2021 compared to a $390 million dividend in the first quarter of 2020. In August 2021, MGIC paid a dividend of $150 million to our holding company. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board, and after considering any updated estimates about the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Under the PMIERS guidance, any dividend paid by MGIC to our holding company, through September 30, 2021, requires GSE approval if MGIC's excess of Available Assets is or would become less than 50% of its Minimum Required Assets; and from October 1, 2021 through December 31, 2021 such dividends require GSE approval if MGIC's excess of Available Assets is or would become less than 15% of its Minimum Required Assets. GSE approval was not required for the August 2021 dividend.

Share repurchase programs
We did not repurchase any shares during the six months ended June 30, 2021 compared to the repurchase of 9.6 million shares of commons stock for the six months ended June 30, 2020. As of June 30, 2021 we had remaining authorization to repurchase $291 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market, including through 10b5-1 plans, or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases, but intend to resume them in the third quarter. As of June 30, 2021, we had approximately 339 million shares of common stock outstanding.

Dividends to shareholders
In May 2021, we paid a dividend of $0.06 per common share totaling $20.5 million to our shareholders. On July 29, 2021, our Board of Directors declared a quarterly cash dividend of $0.08 per common share to shareholders of record on August 12, 2021, payable on August 26, 2021.

GSEs
We must comply with a GSE’s PMIERS to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the more restrictive PMIERs as of June 30, 2021, MGIC’s Available Assets totaled $5.7 billion, or $2.3 billion in excess of its Minimum Required Assets.

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

MGIC Investment Corporation - Q2 2021 | 36

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

è
There may be future implications for PMIERs as a result of changes to regulatory capital requirements for the GSEs. In November 2020, the FHFA adopted a rule containing a risk-based capital framework for the GSEs that will increase their capital requirements, including through a decrease in credit received for credit risk transfer “CRT” transactions, effective on the later of (i) the date of termination of the FHFA’s conservatorship of the applicable GSE; (ii) sixty days after publication of the adopted rule in the Federal Register; or (iii) any later compliance date provided in a consent order or other transition order applicable to a GSE. The increase in capital requirements may ultimately result in an increase in the Minimum Required Assets required to be held by mortgage insurers, including through a decrease in credit received for mortgage insurers’ reinsurance transactions.

è
Our future operating results may be negatively impacted by the matters discussed in our risk factors. Such matters could decrease our revenues, increase our losses or require the use of assets, thereby creating a shortfall in Available Assets.

Our reinsurance transactions enable us to earn higher returns on our business than we would without them because they reduce the Minimum Required Assets we must hold under PMIERs. However, reinsurance may not always be available to us, or available on similar terms, and our quota share reinsurance subjects us to counterparty credit risk. The calculated credit for excess of loss reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The total credit under the PMIERS for risk ceded under our reinsurance transactions is subject to a modest reduction. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions.

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP. The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve, and a portion of the reserve for unearned premiums

At June 30, 2021, MGIC’s risk-to-capital ratio was 8.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.5 billion above the required MPP of $1.7 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. Refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively our compliance with State Capital Requirements.

At June 30, 2021, the risk-to-capital ratio of our combined insurance operations was 8.9 to 1.

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

MGIC Investment Corporation - Q2 2021 | 37

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

In 2019, under the prior Presidential Administration, the U.S. Treasury Department (“Treasury”) released the “Treasury Housing Reform Plan” (“the Plan”). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended, among other things, to achieve the goal of ending conservatorships of the GSEs.

The impact of the Plan on private mortgage insurance is unclear, in part, due to the change in Presidential Administration.

The GSEs announced that loans with applications received on or after July 1, 2021 cannot be “GSE Patch” loans and must conform to a new “Qualified Mortgage” (“QM”) definition. The GSE Patch had expanded the definition of QM under the Truth in Lending Act (Regulation Z) ("TILA") to include mortgages eligible to be purchased by the GSEs, even if the mortgages do not meet the debt-to-income ("DTI") ratio limit of 43% that is included in the previous QM definition. Originating a QM may provide a lender with legal protection from lawsuits that claim the lender failed to verify a borrower’s ability to repay. The new QM definition continues to require lenders to consider a borrower's DTI ratio; however, it replaces the DTI ratio cap with a pricing threshold that would exclude from the definition of QM a loan whose annual percentage rate (“APR”) exceeds the average prime offer rate for comparable loans by 2.25 percentage points or more.

Treasury’s Plan indicated that the FHFA and HUD should develop and implement a specific understanding as to the appropriate roles and overlap between the GSEs and FHA, including with respect to the GSEs’ acquisitions of high LTV ratio and high DTI ratio loans. In connection with the 2021 amendment to their Preferred Stock Purchase Plans, the GSEs must limit the acquisition of certain loans with multiple higher risk characteristics related to LTV, DTI and credit score, to levels indicated to be their current levels at the time of the amendment.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

COVID-19 Pandemic
The increased level of unemployment and economic uncertainty resulting from the COVID-19 pandemic, initiatives to reduce the transmission of COVID-19 (including "shelter-in-place" restrictions), as well as COVID-19‑related illnesses and deaths, had a material impact on our 2020 financial results, as we reserved for losses associated with the increased delinquency notices received. While uncertain, the future impact of the COVID-19 pandemic on the Company’s business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, the length of time that measures intended to reduce the transmission of COVID-19 remain in place, the level of unemployment, and the impact of past and future government initiatives and actions taken by the GSEs (including mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic.
As noted above, the servicer of a loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. In certain circumstances, the servicer may be unable to contact the borrower and the forbearance plan will expire after the first six months. A delinquent mortgage for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a delinquent loan in a forbearance plan. The substantial majority of our NIW was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans.
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. As of June 30, 2021 55% of our delinquency inventory was reported to us as in forbearance plans. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices.
The GSEs have introduced specific loss mitigation options for borrowers impacted by COVID-19 when their forbearance plans end, including the COVID-19 Payment Deferral solution for borrowers who are unable to immediately or gradually repay their missed loan payments. Under the COVID-19 Payment Deferral solution, the borrower's monthly loan payment would be returned to its pre-COVID amount and the missed payments would be added to the end of the mortgage term without accruing any additional interest or late fees. The deferred payments would be due when the loan is paid off or refinanced, or the home is sold.
Foreclosures on mortgages purchased or securitized by the GSEs have been suspended through July 31, 2021. Under a CFPB rule that is generally effective from August 31, 2021 through December 31, 2021 (from July 31, 2021 for servicers of GSE mortgages), with limited exceptions, servicers must

MGIC Investment Corporation - Q2 2021 | 38

ensure that at least one temporary procedural safeguard has been met before referring 120-day delinquent loans for foreclosure.
The foreclosure moratoriums and forbearance plans in place under the GSE initiatives have delayed, and may continue to delay, the receipt and payment of claims.

Factors affecting our results

As noted above, the COVID-19 pandemic may negatively impact our future business, results of operations, and financial condition. The magnitude of the impact will be influenced by the factors discussed above under “COVID-19 Pandemic.” We have addressed some of the potential impacts throughout this document.

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

MGIC Investment Corporation - Q2 2021 | 39

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

MGIC Investment Corporation - Q2 2021 | 40

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

Adjusted pre-tax operating income (loss) is defined as GAAP income (loss) before tax, excluding the effects of net realized investment gains (losses), gain and losses on debt extinguishment, net impairment losses recognized in earnings and infrequent or unusual non-operating items where applicable.

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain and losses on debt extinguishment, net impairment losses recognized in earnings, and infrequent or unusual non-operating items where applicable. The amounts of adjustments to components of pre-tax operating income (loss) are tax effected using a federal statutory tax rate of 21%.

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

MGIC Investment Corporation - Q2 2021 | 41

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended June 30,
	2021			2020
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$193,868	$40,817	$153,051	$16,483	$2,436	$14,047
Adjustments:
Net realized investment (gains) losses	(1,927)	(405)	(1,522)	(5,274)	(1,107)	(4,167)
Adjusted pre-tax operating income / Adjusted net operating income	$191,941	$40,412	$151,529	$11,209	$1,329	$9,880

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			356,536			339,661

Net income per diluted share			$0.44			$0.04
Net realized investment (gains) losses			—			(0.01)
Adjusted net operating income per diluted share			$0.44			$0.03

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Six Months Ended June 30,
	2021			2020
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$383,485	$80,413	$303,072	$204,722	$40,870	$163,852
Adjustments:
Net realized investment (gains) losses	(4,549)	(955)	(3,594)	(8,149)	(1,711)	(6,438)
Adjusted pre-tax operating income / Adjusted net operating income	$378,936	$79,458	$299,478	$196,573	$39,159	$157,414

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			356,461			362,003

Net income per diluted share			$0.87			$0.48
Net realized investment (gains) losses			(0.01)			(0.02)
Adjusted net operating income per diluted share			$0.86			$0.46

MGIC Investment Corporation - Q2 2021 | 42

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

NIW for the second quarter of 2021 was $33.6 billion (Q2 2020: $28.2 billion) and for the six months of 2021 was $64.4 billion (YTD 2020: $46.1 billion). The increase for the three and six months ended June 30, 2021, compared to the prior periods, was primarily driven by the increase in the mortgage origination market.

The following tables present characteristics of our primary NIW for the three and six months ended June 30, 2021 and 2020.

Primary NIW by FICO score
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2021	2020	2021	2020
760 and greater	43.7%	47.1%	45.1%	46.6%
740 - 759	17.8%	19.3%	17.5%	19.6%
720 - 739	14.3%	13.4%	13.9%	13.6%
700 - 719	11.5%	9.7%	11.5%	10.0%
680 - 699	7.4%	7.0%	7.4%	7.0%
660 - 679	2.8%	2.0%	2.5%	1.9%
640 - 659	1.9%	1.0%	1.6%	1.0%
639 and less	0.6%	0.5%	0.5%	0.3%

Primary NIW by loan-to-value
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2021	2020	2021	2020
95.01% and above	12.0%	8.5%	10.1%	8.5%
90.01% to 95.00%	41.7%	38.8%	38.7%	40.4%
85.01% to 90.00%	30.8%	31.8%	31.7%	31.4%
80.01% to 85%	15.5%	20.9%	19.5%	19.7%

Primary NIW by debt-to-income ratio
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2021	2020	2021	2020
45.01% and above	12.9%	10.8%	12.4%	11.6%
38.01% to 45.00%	30.4%	30.0%	29.7%	31.0%
38.00% and below	56.7%	59.2%	57.9%	57.4%

Primary NIW by policy payment type
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2021	2020	2021	2020
Monthly premiums	93.3%	88.1%	92.0%	86.9%
Single premiums	6.7%	11.8%	8.0%	13.0%
Annual premiums	0.0%	0.1%	0.0%	0.1%

Primary NIW by type of mortgage
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2021	2020	2021	2020
Purchases	79.3%	56.8%	69.9%	60.1%
Refinances	20.7%	43.2%	30.1%	39.9%

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

Persistency. Our persistency was 57.1% at June 30, 2021 compared to 60.5% at December 31, 2020 and 68.2% at June 30, 2020. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2021	2020	2021	2020
NIW	$33.6	$28.2	$64.4	$46.1
Cancellations	(23.3)	(23.2)	(49.0)	(37.9)
Increase in primary IIF	$10.3	$5.0	$15.4	$8.2

Direct primary IIF as of June 30,	$262.0	$230.5	$262.0	$230.5
Direct primary RIF as of June 30,	$65.3	$58.7	$65.3	$58.7

MGIC Investment Corporation - Q2 2021 | 43

Credit profile of our primary RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. As of June 30, 2021, our modifications accounted for 6.4% of our total RIF, compared to 7.8% at December 31, 2020. Loans associated with 85.7% of all our modifications were current as of June 30, 2021.

The following table sets forth certain statistics associated with our primary IIF and RIF as of June 30, 2021, by year(s) of policy origination since 1985.

Primary insurance in force and risk in force by policy year
(in millions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (1)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$2,036	0.8%	$567	0.9%	7.3%	12.6%	0.5%	N.M.
2005-2008	16,162	6.2%	4,284	6.5%	6.9%	12.2%	4.0%	6.6%
2009-2015	14,691	5.6%	4,005	6.1%	4.2%	5.3%	14.3%	8.3%
2016	12,748	4.9%	3,394	5.2%	3.9%	4.5%	14.1%	26.5%
2017	14,409	5.5%	3,698	5.7%	4.2%	5.7%	26.0%	29.2%
2018	14,896	5.7%	3,775	5.8%	4.8%	6.6%	24.9%	29.8%
2019	31,247	11.9%	7,896	12.1%	4.1%	3.8%	27.1%	48.0%
2020	97,490	37.2%	23,425	35.9%	3.2%	1.0%	27.7%	85.3%
2021	58,347	22.2%	14,234	21.8%	3.0%	0.0%	28.2%	98.9%
Total	$262,026	100.0%	$65,278	100.0%
(1)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $322 million ($208 million on pool policies with aggregate loss limits and $114 million on pool policies without aggregate loss limits) at June 30, 2021 compared to $340 million ($210 million on pool policies with aggregate loss limits and $130 million on pool policies without aggregate loss limits) at December 31, 2020. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $329 million and $287 million as of June 30, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation - Q2 2021 | 44

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2021 and 2020.

Revenues

Revenues
	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Net premiums written	$241.7	$221.4	9	$483.2	$467.4	3

Net premiums earned	$251.5	$243.6	3	$506.6	$504.5	—
Investment income, net of expenses	41.1	39.7	4	79.0	81.0	(2)
Net realized investment gains	2.2	6.7	N/M	4.4	8.6	N/M
Other revenue	3.0	4.0	(25)	5.8	6.8	(14)
Total revenues	$297.9	$294.0	1	$595.8	$600.9	(1)
Net premiums written and earned
Comparative quarterly results
NPW and NPE increased for the three months ended June 30, 2021 compared with the prior year. The increase in NPW was due to an increase in insurance inforce and an increase in profit commission, partially offset by a decrease in the net premium yield. Profit commission was lower in the second quarter of 2020 due to higher ceded incurred losses resulting from the impacts of the COVID-19 pandemic. NPE increased as a result of higher NPW, offset by a decrease in accelerated premiums earned from single premium policy cancellations due to a decrease in refinance activity.

Comparative year to date results
NPW and NPE increased for the six months ended June 30, 2021 compared with the prior year. The increase in NPW was due to an increase in insurance inforce and a decrease in ceded premiums written, net of profit commission, partially offset by a decrease in the net premium yield. NPE increased as a result of higher NPW, offset by a decrease in accelerated premiums earned from single premium policy cancellations due to a decrease in refinance activity.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is NPE divided by average IIF during the period and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for the three and six months ended June 30, 2021 and from the respective prior year period.

Premium Yield

		Three Months Ended June 30,		Six Months Ended June 30,
(in basis points)		2021	2020	2021	2020
In force portfolio yield	(1)	42.6	48.1	43.0	48.6
Premium refunds		(0.2)	(0.3)	(0.5)	(0.5)
Accelerated earnings on single premium policies		3.1	5.9	3.8	4.6
Total direct premium yield		45.5	53.7	46.3	52.7
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(6.4)	(11.0)	(6.5)	(8.1)
Net premium yield		39.1	42.7	39.8	44.6

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps for the six months ended June 30, 2021 compared to 0.5 bps for the six months ended June 30, 2020.

MGIC Investment Corporation - Q2 2021 | 45

Factors that impacted our net premium yield include the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, the availability of reinsurance, and certain policies undergoing premium rate resets on their ten-year anniversaries.
Premium Refunds
è	Premium refunds adversely impact our net premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory.
Accelerated earnings on single premium policies
è	Accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to refinancing activity, increase our yield.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our net premium yield. Ceded premiums earned, net of profit commission, were primarily associated with the QSR Transactions and the Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance Transactions “ below for further discussion on our reinsurance transactions.

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

Reinsurance Transactions
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we are currently experiencing. As a result, lower levels of ceded losses result in a higher profit commission and less benefit from ceded losses; higher levels of ceded losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our quota share reinsurance transactions for 2021 and 2020.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

Ceded premiums written and earned, net of profit commission	$33,983	$61,357	$67,373	$88,203
% of direct premiums written	12%	22%	12%	16%
% of direct premiums earned	12%	20%	11%	15%
Profit commission	$30,978	$(1,231)	$62,922	$28,748
Ceding commissions	$12,991	$12,025	$26,058	$23,390
Ceded losses incurred	$8,903	$38,982	$17,308	$44,786

Mortgage insurance portfolio:
Ceded RIF (in millions)
2015 QSR			1,187	2,194
2017 QSR			950	1,842
2018 QSR			956	1,859
2019 QSR			2,054	3,529
2020 QSR			5,523	2,624
2021 QSR			3,872	—
Credit Union QSR			1,222	244
Total ceded RIF			15,764	12,292

MGIC Investment Corporation - Q2 2021 | 46

Covered risk
The amount of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NIW subject to QSR Transactions	81.6%	73.5%	77.8%	72.9%
New Risk Written subject to QSR Transactions	90.4%	85.2%	88.3%	83.8%
IIF subject to QSR Transactions	74.6%	77.0%	74.6%	77.0%
RIF subject to QSR Transactions	81.6%	81.3%	81.6%	81.3%

The increase in NIW and new risk written subject to quota share reinsurance increased for the three months ended June 30, 2021 compared to the same period of the prior year primarily due to a decrease in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 year, which are excluded from the QSR Transactions. The NIW and new risk written subject to quota share reinsurance increased in the first six months of 2021 when compared to the same period of the prior year primarily due to the Credit Union QSR transaction not being effective until April 1, 2020 and a decrease in NIW with amortization terms less than or equal to 20 year, which are excluded from the QSR Transactions.

As of June 30, 2021, the weighted average coverage percentage of our QSR transactions was 24% based on RIF.

Excess of loss reinsurance
As of June 30, 2021 our excess of loss reinsurance provided $1.2 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through December 31, 2020; all dates inclusive. As of June 30, 2021, the aggregate exposed principal balances under the Home Re 2018-1, 2019-1, 2020-1, and 2021-1 transactions were approximately $2.6 billion, $2.3 billion, $7.2 billion, and $8.9 billion, respectively, which take into account the mortgage insurance coverage percentage, net retained risk after quota share reinsurance, and the reinsurance inclusion percentage of the unpaid principal balance. We ceded premiums of $10.0 million and $20.3 million for the three and six months ended June 30, 2021, and $4.4 million and $9.1 million for the three and six months ended June 30, 2020.

In February 2021, MGIC entered into $398.8 excess of loss agreement (executed through an insurance linked notes transaction) on a portfolio of policies having in force dates from August 1, 2020 through December 31, 2020.

In August 2021, MGIC entered into a $398.4 million excess of loss reinsurance agreement (executed through an insurance linked notes transaction) that covers policies with inforce dates from January 1, 2021 through May 28, 2021.

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of June 30, 2021 a "Trigger Event" is in effect on our Home Re 2018-1, 2019-1, and 2021-1 transactions. On the Home Re 2018-1 and 2019-1 transactions a “Trigger Event” has occurred because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. A “Trigger Event” has occurred on our Home Re 2021-1 transaction because the credit enhancement of the most senior tranche is less than the target credit enhancement.

Investment income
Comparative quarterly and year to date results
Net investment income in the three and six months ended June 30, 2021 was $41.1 million and $79.0 million, respectively. Net investment income in the three and six months ended June 30, 2020 was $39.7 million and $81.0 million. Net investment income was impacted by lower investment yields, offset by an increase in the investment portfolio.

Losses and expenses

Losses and expenses
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Losses incurred, net	$29.2	$217.4	$68.8	$278.3
Amortization of deferred policy acquisition costs	3.0	2.9	5.7	5.4
Other underwriting and operating expenses, net	53.8	44.3	101.8	86.5
Interest expense	18.0	12.9	36.0	25.9
Total losses and expenses	$104.0	$277.5	$212.3	$396.1

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local

MGIC Investment Corporation - Q2 2021 | 47

housing markets. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrower income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. Changes in economic circumstances, including those associated with the COVID-19 pandemic, affected this pattern starting in the second quarter of 2020.

As discussed in our Risk Factor titled “The Covid-19 pandemic may continue to materially impact our financial results and may also materially impact our business, liquidity and financial condition" the impact of the COVID-19 pandemic on our future incurred losses is uncertain and may be material. As discussed in our risk factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of June 30, 2021 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

Comparative quarterly results
Losses incurred, net in the second quarter of 2021 were $29.2 million compared to $217.4 million in the prior year. The decrease is primarily due to an 84% reduction in new delinquency notices received in the second quarter of 2021 compared to the prior year. New delinquency notices increased in the second quarter of 2020 due to the impact of the COVID-19 pandemic and the macroeconomic environment. We also increased our IBNR and other reserve estimate $4 million in the second quarter of 2021, compared to an increase of $31 million in the second quarter of 2020. The IBNR and other reserves as of June 30, 2021 includes the recognition of a probable loss of $6.3 million related to litigation of our claims paying practices

Comparative year to date results
Losses incurred, net in the six months ended June 30, 2021 were $68.8 million compared to $278.3 million in the prior year period. The decrease is primarily due to a 72% reduction in new delinquency notices in the first six months of 2021 compared to the prior year. New delinquency notices increased in the second half of 2020 due to the impact of the COVID-19 pandemic and the macroeconomic environment. IBNR and other reserves estimates increased $39 million in the first half of 2020 compared to an insignificant change for the first half of 2021.

Composition of losses incurred
	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Current year / New notices	$25.7	$205.7	(88)	$67.1	$265.5	(75)
Prior year reserve development	3.5	11.6	(70)	1.7	12.8	(87)
Losses incurred, net	$29.2	$217.3	(87)	$68.8	$278.3	(75)

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decrease in the loss ratio for the three and six months ended June 30, 2021 compared to the respective prior year periods was primarily due to a decrease in losses incurred discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss ratio	11.6%	89.2%	13.6%	55.2%

MGIC Investment Corporation - Q2 2021 | 48

New notice claim rate
New delinquency notices for the three months ended June 30, 2021 decreased 84% from the same period last year as new notice activity was below pre-COVID-19 pandemic levels. The new notice claim rate for the three months ended June 30, 2021 was consistent with the three months ended March 31, 2021 and December 31, 2020 and increased compared to the three months ended June 30, 2020

Many of the loans in our delinquency inventory have entered forbearance plans. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices compared to home prices at the time of placement of coverage. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe substantially all represent forbearances related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. As of June 30, 2021 55% of our delinquency inventory were in such plans.

New notices and delinquency inventory during the period
June 30, 2021
Policy Year	New Notices for the Three Months Ended	New Notices for the Six Months Ended	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	825	1,958	3,125	22.3%	20
2005-2008	2,725	6,654	13,319	33.3%	18
2009-2015	850	2,192	4,777	58.9%	11
2016	567	1,367	3,079	68.0%	11
2017	722	1,876	4,456	69.1%	11
2018	840	2,181	5,204	71.4%	10
2019	915	2,420	5,305	77.1%	10
2020	1,273	3,066	3,531	80.2%	7
2021	319	333	203	42.9%	3
Total	9,036	22,047	42,999	55.4%	13
Claim rate on new notices (1)	8%	8%

June 30, 2020
Policy Year	New Notices for the Three Months Ended	New Notices for the Six Months Ended	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	2,218	3,705	4,380	28.3%	14
2005-2008	11,606	17,236	19,577	43.9%	11
2009-2015	7,574	9,326	8,802	73.3%	4
2016	5,806	6,640	6,143	82.2%	4
2017	8,052	9,158	8,495	83.7%	3
2018	9,293	10,372	9,482	85.5%	3
2019	11,113	11,622	10,621	85.4%	3
2020	1,922	1,923	1,826	58.1%	2
Total	57,584	69,982	69,326	67.3%	6
Claim rate on new notices (1)	7%	7%

(1) - Claim rate is the respective quarter or year to date weighted average rate and is rounded to the nearest whole percent.

MGIC Investment Corporation - Q2 2021 | 49

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

As discussed in Note 11 - “Loss Reserves,” the average time for servicers to process foreclosures prior to 2020 had been decreasing. In light of the uncertainty caused by the COVID-19 pandemic, the average number of missed payments at the time a claim is received and expected to be received will increase in 2021. Our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend.

The majority of loans prior to 2008 (which represent 31% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2021	$40,300	$34,068	84.5%	36
Q1 2021	46,807	36,725	78.5%	34
Q4 2020	48,321	40,412	83.6%	32
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33
Q4 2019	46,076	46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2021, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $17 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $25 million.

See Note 11 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and claims paying practices.).

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

MGIC Investment Corporation - Q2 2021 | 50

Delinquency inventory - number of payments delinquent
	June 30, 2021	December 31, 2020	June 30, 2020
3 payments or less	8,619	14,183	51,877
4-11 payments	14,894	35,977	11,026
12 payments or more (1)	19,486	7,550	6,423
Total	42,999	57,710	69,326

3 payments or less	20%	25%	75%
4-11 payments	35%	62%	16%
12 payments or more	45%	13%	9%
Total	100%	100%	100%
(1)Approximately 10%, 31%, and 33% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and six months ended June 30, 2021 decreased by $18 million and $49 million, respectively, or 56% and 63%, respectively, compared to the same period in the prior year due to lower claim activity on our primary business due to foreclosure moratoriums and payment forbearance plans in place.

While foreclosure moratoriums and payment forbearance plans remain in place, net losses and LAE paid are expected to continue to be lower. As the various moratorium and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2021 and 2020.

Net losses and LAE paid
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total primary (excluding settlements)	$11	$29	$23	$71
Pool	—	—	—	1
Direct losses paid	11	29	23	72
Reinsurance	—	(2)	(1)	(3)
Net losses paid	11	27	22	69
LAE	3	5	7	9
Net losses and LAE paid	$14	$32	$29	$78

Primary claims paid for the top 15 jurisdictions (based on 2021 losses paid) and all other jurisdictions for the three and six months ended June 30, 2021 and 2020 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Florida *	$1	$3	$3	$10
New York *	1	3	3	8
Puerto Rico *	2	1	2	4
Illinois *	1	2	2	6
New Jersey *	1	2	2	6
Maryland	1	2	1	5
Pennsylvania *	—	1	1	3
Ohio *	1	1	1	2
Indiana *	1	1	1	1
Connecticut *	—	1	1	1
Louisiana *	—	—	1	1
Wisconsin	—	1	1	1
Massachusetts *	—	1	—	2
Virginia	—	1	—	2
Iowa *	—	—	—	—
All other jurisdictions	2	9	4	19
Total primary (excluding settlements)	$11	$29	$23	$71
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed

The primary average claim paid for the top 5 states (based on 2021 losses paid) for the three and six months ended June 30, 2021 and 2020 appears in the following table.

Primary average claim paid
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Florida *	$39,831	$52,669	$43,802	$62,345
New York *	89,808	101,164	101,993	108,762
Puerto Rico *	42,673	44,222	42,443	43,589
Illinois *	31,437	40,017	32,292	42,455
New Jersey *	57,853	97,622	70,057	101,958
All other jurisdictions	26,151	35,220	26,957	35,795
All jurisdictions	$34,068	$42,915	$35,328	$45,394
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q2 2021 | 51

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at June 30, 2021, December 31, 2020 and June 30, 2020 and for the top 5 jurisdictions (based on 2021 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	June 30, 2021	December 31, 2020	June 30, 2020
Florida	$57,564	$56,956	$58,968
Texas	52,897	53,194	54,700
Illinois	41,423	41,451	44,829
California	90,626	89,202	89,733
Pennsylvania	41,698	42,616	45,730
All other jurisdictions	51,933	45,850	48,340
All jurisdictions	$53,787	$53,804	$56,236

The primary average RIF on all loans was $56,680, $54,891, and $53,713 at June 30, 2021, December 31, 2020, and June 30, 2020, respectively.

Loss reserves
Our primary delinquency rate at June 30, 2021 was 3.71% (YE 2020: 5.11%, June 30, 2020: 6.35%). Our primary delinquency inventory was 42,999 loans at June 30, 2021, representing a decrease of 25% from December 31, 2020 and 38% from June 30, 2020. As of June 30, 2021, 55% of our delinquency inventory were reported to us as subject to forbearance plans. We believe substantially all represent forbearance plans related to COVID-19. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim. Prior to 2020, we experienced a decline in the number of delinquencies in inventory with twelve or more missed payments. The increase at June 30, 2021 of delinquencies with twelve or more missed payment is due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan’s delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time.

MGIC Investment Corporation - Q2 2021 | 52

The gross reserves at June 30, 2021, December 31, 2020, and June 30, 2020 appear in the table below.

Gross reserves
	June 30, 2021		December 31, 2020		June 30, 2020
Primary:
Direct case loss reserves (in millions)	$843		$789		$677
Direct IBNR and LAE reserves	85		82		110
Total primary direct loss reserves	$928		$871		$787

Ending delinquent inventory		42,999		57,710		69,326
Percentage of loans delinquent (delinquency rate)		3.71%		5.11%		6.35%
Average total primary loss reserves per delinquency		$21,147		$15,100		$11,357
Primary claims received inventory included in ending delinquent inventory		159		159		247

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$5		$6		$7
Without aggregate loss limits	2		2		3
Total pool direct loss reserves	$7		$8		$10

Ending default inventory:
With aggregate loss limits		348		442		457
Without aggregate loss limits		194		238		248
Total pool ending delinquent inventory		542		680		705
Pool claims received inventory included in ending delinquent inventory		7		10		5
Other gross reserves (2) (in millions)	$1		$2		$—
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.
(2)Other Gross Reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

MGIC Investment Corporation - Q2 2021 | 53

The primary delinquency inventory for the top 15 jurisdictions (based on June 30, 2021 delinquency inventory) at June 30, 2021, December 31, 2020 and June 30, 2020 appears in the following table.

Primary delinquency inventory by jurisdiction
	June 30, 2021	December 31, 2020	June 30, 2020
Florida *	4,086	5,936	7,608
Texas	3,467	4,617	5,361
Illinois *	2,779	3,460	3,822
California	2,680	3,584	4,742
Pennsylvania *	2,062	2,593	3,360
New York *	1,987	2,416	2,973
Ohio *	1,809	2,541	2,825
Georgia	1,736	2,422	2,985
New Jersey *	1,478	1,960	2,619
Michigan	1,318	1,842	2,243
North Carolina	1,285	1,686	2,077
Maryland	1,242	1,556	1,820
Virginia	1,028	1,377	1,687
Puerto Rico *	1,009	1,458	2,526
Minnesota	928	1,234	1,282
All other jurisdictions	14,105	19,028	21,396
Total	42,999	57,710	69,326
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at June 30, 2021, December 31, 2020 and June 30, 2020 appears in the following table.

Primary delinquency inventory by policy year
	June 30, 2021	December 31, 2020	June 30, 2020
Policy year:
2004 and prior	3,125	3,885	4,380
2004 and prior %	7%	7%	6%
2005	1,943	2,462	2,851
2006	3,407	4,265	5,035
2007	6,216	8,011	8,919
2008	1,753	2,346	2,772
2005 - 2008%	31%	30%	28%
2009	110	159	191
2010	74	99	119
2011	113	151	215
2012	230	357	514
2013	651	929	1,212
2014	1,416	2,089	2,509
2015	2,183	3,133	4,042
2009 - 2015%	11%	12%	13%
2016	3,079	4,599	6,143
2017	4,456	6,746	8,495
2018	5,204	7,468	9,482
2019	5,305	7,929	10,621
2020	3,531	3,082	1,826
2021	203
2016 and later %	51%	52%	53%

Total	42,999	57,710	69,326

At March 31, 2020, before the COVID-19 pandemic impacted our delinquency inventory, our delinquency inventory was 27,384. As a result of the impacts of the COVID-19 pandemic, we experienced an increase in our delinquency inventory beginning in the second quarter of 2020. We expect that delinquencies will remain at elevated levels in 2021.

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions, including the impacts of the COVID-19 pandemic, can result in increasing claims following a period of declining claims. As of June 30, 2021, 71% of our primary RIF was written subsequent to December 31, 2018, 77% of our primary RIF was written subsequent to December 31, 2017, and 83% of our primary RIF was written subsequent to December 31, 2016.

COVID-19 Delinquency Activity
The delinquency inventory increased after the first quarter of 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19.

MGIC Investment Corporation - Q2 2021 | 54

Forbearance programs enacted by the GSEs provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. As of June 30, 2021, December 31, 2020, and June 30, 2020, 55%, 62%, and 67%, respectively, of our delinquency inventory was reported as subject to a forbearance plan. We believe substantially all represent forbearances related to COVID-19. The following tables present characteristics of our primary delinquency inventory in forbearance plans.

The number of payments that a borrower in forbearance is delinquent as of June 30, 2021, December 31, 2020, and June 30, 2020 is shown in the following table.

Forbearance Delinquency inventory - number of payments delinquent
	June 30, 2021	December 31, 2020	June 30, 2020
3 payments or less	3,082	6,580	41,295
4-11 payments	9,782	28,153	5,023
12 payments or more (1)	10,985	1,145	366
Total	23,849	35,878	46,684

3 payments or less	13%	18%	89%
4-11 payments	41%	79%	10%
12 payments or more	46%	3%	1%
Total	100%	100%	100%

The primary delinquency inventory in forbearance for the top 15 jurisdictions (based on June 30, 2021 delinquency inventory) at June 30, 2021, December 31, 2020 and June 30, 2020 appears in the following table.

Primary delinquency inventory in forbearance by jurisdiction
	June 30, 2021	December 31, 2020	June 30, 2020
Florida *	2,484	4,150	5,697
Texas	2,210	3,285	3,936
Illinois *	1,532	2,162	2,498
California	1,832	2,668	3,703
Pennsylvania *	923	1,294	2,041
New York *	812	1,088	1,600
Ohio *	783	1,228	1,698
Georgia	1,132	1,721	2,294
New Jersey *	823	1,174	1,788
Michigan	701	1,151	1,537
North Carolina	725	1,081	1,426
Maryland	721	994	1,228
Virginia	640	935	1,251
Puerto Rico *	383	630	1,601
Minnesota	600	857	913
All other jurisdictions	7,548	11,460	13,473
Total	23,849	35,878	46,684

The primary delinquency inventory in forbearance by policy year at June 30, 2021, December 31, 2020 and June 30, 2020 appears in the following table.

Primary delinquency inventory in forbearance by policy year
	June 30, 2021	December 31, 2020	June 30, 2020
Policy year:
2004 and prior	697	937	1,240
2004 and prior %	3%	3%	3%
2005	500	671	869
2006	964	1,293	1,773
2007	2,206	3,330	4,358
2008	767	1,197	1,602
2005 - 2008%	18%	18%	18%
2009	54	84	104
2010	23	38	49
2011	47	66	125
2012	125	229	349
2013	360	583	876
2014	843	1,389	1,836
2015	1,360	2,180	3,109
2009 - 2015%	12%	13%	14%
2016	2,095	3,490	5,050
2017	3,081	5,180	7,112
2018	3,716	5,927	8,106
2019	4,091	6,670	9,065
2020	2,833	2,614	1,061
2021	87	—	—
2016 and later %	67%	67%	65%

Total	23,849	35,878	46,684

MGIC Investment Corporation - Q2 2021 | 55

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended June 30, 2021 were $53.8 million, an increase from $44.3 million in the prior year period. Underwriting and other expenses, net for the six months ended June 30, 2021 were $101.8 million, an increase from $86.5 million in the prior year period. Underwriting and other expenses, net increased during the three and six months ended June 30, 2021 compared with the same periods in the prior year primarily due to increases in professional and consulting services related to our investments in our infrastructure. This was partially offset by decreases in employee compensation costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Underwriting expense ratio	22.3%	20.1%	21.1%	18.6%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three and six months ended June 30, 2021 increased due to a an increase in underwriting expenses, only partially offset by the effects of the increase in NPW when compared with the same periods the prior year.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except rate)	2021	2020	2021	2020
Income before tax	$193.9	$16.5	$383.5	$204.7
Provision for income taxes	$40.8	$2.4	$80.4	$40.9
Effective tax rate	21.1.%	14.8%	21.0%	20.0%

Our effective tax rate for the three months ended June 30, 2021 approximated the statutory tax rate of 21%. The difference between our statutory tax rate of 21% and our effective tax rate of 14.8% for the three months ended June 30, 2020 was due to an underwriting loss and the benefits of tax preferenced securities.

Our effective tax rate for the six months ended June 30, 2021 approximated the statutory tax rate of 21%. The difference between our statutory tax rate of 21% and our effective tax rate of 20.0% for the first six months of 2020 was primarily due to the benefits of tax preferenced securities.

MGIC Investment Corporation - Q2 2021 | 56

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of June 30, 2021 and December 31, 2020, total assets were $7.6 billion and $7.4 billion, respectively, and total liabilities at each date were $2.7 billion. Shareholders’ equity was $4.9 billion as of June 30, 2021 and $4.7 billion as of December 31, 2020. The increase in shareholders’ equity represents net income in the first six months of 2021, offset in part by a decrease in unrealized gains and by dividends paid.

The following sections mainly focus on our cash and cash equivalents, investments and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2020.

Consolidated balance sheets - Assets
as of June 30, 2021 (In thousands)

●	Cash and cash equivalents	$190,953
●	Investments	6,982,962
●	Premiums receivable	56,637
●	Reinsurance Recoverable	111,153
●	Other assets	234,022

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance decreased to $191 million as of June 30, 2021, from $297 million as of December 31, 2020, as net cash generated from operating activities was used in investing and financing activities.

Consolidated balance sheets - Liabilities and equity
as of June 30, 2021 (In thousands)

●	Loss reserves	$936,236
●	Unearned premiums	263,751
●	Long-term debt	1,244,257
●	Other liabilities	216,776
●	Shareholders’ equity	4,914,707

Loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. Loss reserves increased by 6% to $936 million as of June 30, 2021, from $881 million as of December 31, 2020. Reinsurance recoverables on our estimated losses and settlement expenses were $111 million and $95 million as of June 30, 2021 and December 31, 2020, respectively. The increase in loss reserves is primarily due to additional loss reserves established on new delinquency notices received in the first six months of 2021, with insignificant development on reserves of previously received delinquencies.

Income Taxes - Our current income tax receivable was $3.5 million and $2.1 million at June 30, 2021 and December 31, 2020, respectively and is included as a component of other assets in our consolidated balance sheets. Our deferred income tax liability was $54.3 million and $60.0 million at June 30, 2021 and December 31, 2020, respectively and is included as a component of other liabilities in our consolidated balance sheets. The decrease in our deferred income tax liability was primarily due to the tax effect of unrealized losses generated by the investment portfolio during the first six months of 2021. At June 30, 2021 and December 31, 2020, we owned $345.3 and $271.0 million of tax and loss bonds, respectively. If the

MGIC Investment Corporation - Q2 2021 | 57

federal income tax rate increases, our net deferred income tax liability or asset would increase. In addition, on the effective date of the tax rate increase, we would establish a deferred income tax liability related to tax and loss bonds in an amount equal to the difference between the new federal income tax rate and the 21% federal income tax rate at which the tax and loss bonds were accrued.

Investment portfolio
The average duration and investment yield of our investment portfolio as of June 30, 2021, December 31, 2020, and June 30, 2020 are shown in the table below.

Portfolio duration and embedded investment yield
	June 30, 2021	December 31, 2020	June 30, 2020
Duration (in years)	4.4	4.3	4.0
Pre-tax yield (1)	2.5%	2.6%	2.8%
After-tax yield (1)	2.0%	2.1%	2.3%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of June 30, 2021, December 31, 2020, and June 30, 2020 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
June 30, 2021	20%	25%	34%	21%
December 31, 2020	23%	22%	35%	20%
June 30, 2020	24%	20%	34%	21%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

Off-Balance Sheet Arrangements
Home Re 2018-1 Ltd., Home Re 2019-1 Ltd., Home Re 2020-1 Ltd., and Home Re 2021-1 Ltd. are special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. See Note 4 - “Reinsurance,” to our consolidated financial statements for additional information.

MGIC Investment Corporation - Q2 2021 | 58

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

Summary of consolidated cash flows
	Six Months Ended June 30,
(In thousands)	2021	2020
Total cash provided by (used in):
Operating activities	$349,422	$420,125
Investing activities	(407,342)	(47,466)
Financing activities	(47,807)	(170,322)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(105,727)	$202,337
Net cash provided by operating activities for the six months ended June 30, 2021 decreased compared to the same period of 2020 primarily due to an increase in income taxes paid and a decrease in cash received from premiums written, net.

Net cash used in investing activities for the six months ended June 30, 2021 and June 30, 2020 primarily reflects purchases of fixed income and equity securities during the period that exceeded sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment.

Net cash from financing activities for the six months ended June 30, 2021 primarily reflects dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement. Net cash used in financing activities for the six months ended June 30, 2020 reflects share repurchases during the period, as well as dividends paid to shareholders and payments of withholding taxes related to share-based compensation net share settlement.
Capitalization
Debt - holding company
As of June 30, 2021, our holding company’s debt obligations were $1.1 billion in aggregate principal consisting of our 5.75% Notes, 5.25% Notes, and 9% Debentures. In the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures, retiring those 9% Debentures. As of June 30, 2020 MGIC's ownership of our holding company's 9% Debentures of $132.7 million was eliminated in consolidation, but remained an obligation of our holding company.

Liquidity analysis - holding company
As of June 30, 2021, we had approximately $772 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, repurchase debt, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. Under the PMIERs guidance, any dividend paid by MGIC to our holding company, through September 30, 2021, requires GSE approval if MGIC's excess of Available Assets is or would become less than 50% of its Minimum Required Assets; and from October 1, 2021 through December 31, 2021 such dividends require GSE approval if MGIC's excess of Available Assets is or would become less than 15% of its Minimum Required Assets. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the second quarter of 2021 we paid $20 million in dividends to shareholders. On July 29, 2021, our Board of Directors declared a quarterly cash dividend of $0.08 per common share to shareholders of record on August 12, 2021, payable on August 26, 2021.

In the first six months of 2021, our holding company cash and investments decreased by $75 million to $772 million as of June 30, 2021.

Significant cash and investments inflows during the first six months:
•$ 9 million of investment income.

Significant cash outflows during the first six months:
•$41 million in cash dividends paid to shareholders
•$34 million of interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures.

We did not repurchase any shares of our common stock during the six months ended June 30, 2021 compared to the repurchase of 9.6 million shares of common stock during the six months ended June 30, 2020. Our share repurchase programs may be suspended or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases, but intend to resume them in the third quarter. See “Overview - Capital” of this MD&A for a discussion of the share repurchase program authorized in January 2020.

MGIC Investment Corporation - Q2 2021 | 59

MGIC did not pay a cash and/or investment security dividend to our holding company in the first six months 2021, compared to a $390 million dividend in the first six months of 2020. In August 2021, MGIC paid a dividend of $150 million to our holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

The net unrealized gains on our holding company investment portfolio were approximately $1.9 million at June 30, 2021 and the portfolio had a modified duration of approximately 1.8 years.

Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest on our 9% Debentures. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures..

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

Capital Adequacy
PMIERs
As of June 30, 2021, MGIC’s Available Assets under the PMIERs totaled approximately $5.7 billion, an excess of approximately $2.3 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $1.7 billion of capital credit under the PMIERs as of June 30, 2021. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR and Home Re Transactions.

We anticipate our delinquency inventory to remain elevated in 2021 due to the impacts of the COVID-19 pandemic. The PMIERS generally require us to hold significantly more
Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. For delinquent loans whose initial missed payment occurred on or after March 1, 2020 and prior to April 1, 2021 (the "COVID-19 Crisis Period"), the Minimum Required Assets are generally reduced by 70% for at least three months. The 70% reduction will continue, or be newly applied, for delinquent loans that are subject to a forbearance plan that is granted in response to a financial hardship related to COVID-19, the terms of which are materially consistent with terms of forbearance plans offered by Freddie Mac or Fannie Mae. Under the PMIERs, a forbearance plan on a loan with an initial missed payment occurring during the COVID-19 Crisis Period is assumed to have been granted in response to a financial hardship related to COVID-19. Loans considered to be subject to a forbearance plan include those that are in a repayment plan or loan modification trial period following the forbearance plan.

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

MGIC Investment Corporation - Q2 2021 | 60

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

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	June 30, 2021	December 31, 2020
RIF - net (1)	$46,593	$44,511
Statutory policyholders’ surplus	1,439	1,336
Statutory contingency reserve	3,782	3,521
Statutory policyholders’ position	$5,221	$4,857
Risk-to-capital	8.9:1	9.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent  ($2.2 billion at June 30, 2021 and $2.9 billion December 31, 2020) for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation is shown in the table below.

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	June 30, 2021	December 31, 2020
RIF - net (1)	$47,048	$44,868
Statutory policyholders’ surplus	1,443	1,340
Statutory contingency reserve	3,850	3,586
Statutory policyholders’ position	$5,293	$4,926
Risk-to-capital	8.9:1	9.1:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($2.2 billion at June 30, 2021 and $2.9 billion December 31, 2020) for which loss reserves have been established.

The decrease in MGIC's risk-to-capital and our combined insurance companies’ risk to capital in the first six months of 2021 was due to an increase in statutory policyholders’ position, partially offset by an increase in RIF, net.

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

MGIC Investment Corporation - Q2 2021 | 61

Contractual Obligations

The following table summarizes, as of June 30, 2021, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,341.0	$69.9	$525.9	$105.8	$1,639.4
Operating lease obligations	1.5	0.8	0.7	—	—
Purchase obligations	53.4	30.9	22.5	—	—
Other long-term liabilities	936.2	131.0	402.6	402.6	—
Total	$3,332.1	$232.6	$951.7	$508.4	$1,639.4
Our long-term debt obligations as of June 30, 2021 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Purchase obligations consist primarily of agreements to purchase items related to our continued investment in our information technology infrastructure in the normal course of business.

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

See Note 11 – “Loss Reserves” to our consolidated financial statements. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for delinquent loans that were reported to us as two or more payments past due and have not become current or resulted in a claim payment and for loans we estimate are delinquent but for which delinquencies have not yet been received (“IBNR”). Because our reserving method does not take into account the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our consolidated financial statements or in the table above.

MGIC Investment Corporation - Q2 2021 | 62

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2021, the modified duration of our fixed income investment portfolio was 4.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.4% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2021 | 63

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

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.
Losses result from events that reduce a borrower’s ability or willingness to make mortgage payments, such as unemployment, health issues, family status, and whether the home of a borrower who defaults on a mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect home prices, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home. The seasonally-adjusted Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices increased by 7.7% in the first five months of 2021, after increasing by 11.5%, 5.4%, 5.7% and 6.3% in 2020, 2019, 2018 and 2017, respectively. The price-to-income ratio in some markets exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Home prices may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.
The unemployment rate rose from 3.5% as of December 31, 2019, to 14.7% as of April 30, 2020. It was 5.9% as of June 30, 2021. High levels of unemployment may result in an increasing number of loans in our delinquency inventory and an increasing number of insurance claims; however, the increases are difficult to predict given the uncertainty in the current market environment, including uncertainty about the length and severity of the COVID-19 pandemic; efforts to reduce the transmission of COVID-19; effects of forbearance programs enacted by the GSEs, various states and municipalities; and effects of past and future government stimulus programs.
Forbearance for federally-insured mortgages (including those delivered to or purchased by the GSEs) allows for mortgage payments to be suspended for up to 18 months: an initial forbearance period of up to six months; if requested by the borrower following contact by the servicer, an extension of up to six months; and, for loans in a COVID-19 forbearance plan as of February 28, 2021, an additional extension of up to six months, subject to certain limits. The servicer of the loan must begin attempts to contact the borrower no later than 30 days prior to the expiration of any forbearance plan term and must continue outreach attempts until appropriate contact is made or the forbearance plan term has expired. In certain circumstances, the servicer will be unable to contact the borrower and the forbearance plan will expire after the first 180-day plan. A delinquent loan for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a delinquent loan in a forbearance plan.
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. At June 30, 2021, 23,849 of the loans in our delinquency inventory were reported to us as in forbearance. Of the 46,684 loans in our delinquency inventory as of June 30, 2020 that were reported to us as in forbearance, 70.2% are no longer in the default inventory as of June 30, 2021; 22.5% are still in the delinquency inventory and reported to us as in forbearance; and 7.4% are still in the delinquency inventory but no longer reported to us as in forbearance. As of June 30, 2021, 55% of the loans in forbearance have reached the twelve-month anniversary of their forbearance plans, 16% have reached the nine-month anniversary of their forbearance plans, and 11% have reached the six-month anniversary of their forbearance plans. Whether a loan delinquency will cure, including through modification, when forbearance ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with delinquencies that do not cure will depend on economic conditions at that time, including home prices.
Foreclosures on mortgages purchased or securitized by the GSEs have been suspended through July 31, 2021. Under a CFPB rule that is generally effective from August 31, 2021 through December 31, 2021 (from July 31, 2021 for servicers of GSE mortgages), with limited exceptions, servicers must ensure that at least one temporary procedural safeguard has been met before referring 120-day delinquent loans for foreclosure.

MGIC Investment Corporation - Q2 2021 | 64

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
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, premium rates and discrimination in pricing, and minimum capital requirements. The increased use, by the private mortgage insurance industry, of risk-based pricing systems that establish premium rates based on more attributes than previously considered, and of algorithms, artificial intelligence and data and analytics, may lead to additional regulatory scrutiny of premium rates and of other matters such as discrimination in pricing and underwriting, data privacy and access to insurance. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be adversely affected if personal information on consumers that we maintain is improperly disclosed; our information technology systems are damaged or their operations are interrupted; or our automated processes do not operate as expected.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020.
While we have established policies and procedures to comply with applicable laws and regulations, many such laws and regulations are complex and it is not possible to predict the eventual scope, duration or outcome of any reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.
Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.
The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from a monthly premium policy are received and earned each month over the life of the policy. In each year, most of our premiums earned are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is generally measured by persistency (the percentage of our insurance remaining in force from one year prior), is a significant determinant of our revenues. A higher than expected persistency rate may decrease the profitability from single premium policies because they will remain in force longer and may increase the incidence of claims than was estimated when the policies were written. A low persistency rate on monthly premium policies will reduce future premiums but may also reduce the incidence of claims, while a high persistency on those policies will increase future premiums but may increase the incidence of claims.
Our persistency rate was 57.1% at June 30, 2021, 60.5% at December 31, 2020 and 75.8% at December 31, 2019. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing; and the current amount of equity that borrowers have in the homes underlying our insurance in force. Borrowers with significant equity may be able to refinance their loans without requiring mortgage insurance. In addition, the Homeowners Protection Act (“HOPA”) requires servicers to cancel mortgage insurance when a borrower’s LTV ratio meets or is scheduled to meet certain levels, generally based on the original value of the home and subject to various conditions. The GSEs’ mortgage insurance cancellation guidelines may be more flexible than HOPA and they consider a home’s current value.
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

MGIC Investment Corporation - Q2 2021 | 65

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
The percentage of our NIW from all single-premium policies was 8% in the first half of 2021 and 9% in 2020 and has ranged from approximately 8% in 2021 to 19% in 2017. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
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
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of June 30, 2021, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (14.7%), mortgages with borrowers having FICO scores below 680 (8.6%), including those with borrowers having FICO scores of 620-679 (7.3%), mortgages with limited underwriting, including limited borrower documentation (1.2%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.3%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 2.3% of our primary risk in force as of June 30, 2021, and less than one percent of our NIW in the first half of 2021 and in 2020. When home prices increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase.
From time to time, we change the processes we use to underwrite loans. For example, we may rely on information provided to us by a lender that was obtained from certain of the GSEs’ automated appraisal and income verification tools. Those tools may produce results that differ from the results that would have been determined using different methods. For example, the appraisal tools may indicate property values that differ from the values that would have been determined by onsite appraisals. In addition, we continue to further automate our underwriting processes. It is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes. In addition, the number of refinance loans receiving appraisal waivers from the GSEs increased significantly beginning in 2020 and temporary policies adopted by the GSEs in response to COVID-19, which we follow, allow for property valuations in certain transactions to be based on appraisals that do not involve an onsite or interior property inspection of the property. Our acceptance of GSE appraisal waivers and appraisal flexibilities may affect our pricing and risk assessment.
Approximately 72.1% of our first half 2021 NIW and 70.2% of our 2020 NIW (by risk written) was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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

MGIC Investment Corporation - Q2 2021 | 66

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
At June 30, 2021, we had approximately $772 million in cash and investments at our holding company and our holding company’s debt obligations were $1.1 billion in aggregate principal amount, consisting of $242 million of 5.75% Senior Notes due in 2023 ("5.75% Notes"), $650 million of 5.25% Senior Notes due 2028 (the 5.25% Notes), and $209 million of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures"). Annual debt service on the 5.75% Notes, 5.25% Notes and 9% Debentures outstanding as of June 30, 2021, is approximately $70 million.
The 5.75% Senior Notes, 5.25% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation. In addition, through September 30, 2021, dividends paid by MGIC to our holding company require GSE approval if MGIC's excess of Available Assets is or would become less than 50% of its Minimum Required Assets; and from October 1, 2021 through December 31, 2021 such dividends require GSE approval if MGIC's excess of Available Assets is or would become less than 15% of its Minimum Required Assets. MGIC is the principal source of dividends. In the first quarter of 2020, MGIC paid a total of $390 million in dividends of cash and investments to our holding company. We ask the OCI not to object before MGIC pays dividends and, due to the uncertainty surrounding the COVID-19 pandemic, MGIC did not pay dividends of cash and/or investment securities to the holding company from the second quarter of 2020 through the second quarter of 2021; however, in the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the 9% Debentures, with a fair value of $167 million and in August 2021, MGIC paid a $150 million cash dividend to the holding company. GSE approval was not required for the August 2021 dividend. Future dividend payments from MGIC to the holding company will be determined in consultation with the board of directors, and after considering any updated estimates about the economic impacts of the COVID-19 pandemic on our business.
In 2020, we issued the 5.25% Senior Notes and used a portion of the proceeds to repurchase $183 million of our 5.75%
Senior Notes and $48 million of our 9% Debentures. We may, from time to time, repurchase our debt obligations on the open market (including through 10b5-1 plans) or through privately negotiated transactions.
In 2020 we repurchased approximately 9.6 million shares of our common stock, using approximately $120 million of holding company resources. As of June 30, 2021, we had $291 million of authorization remaining to repurchase our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases but intend to resume them in the third quarter. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed with the SEC on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
We could be adversely affected if personal information on consumers that we maintain is improperly disclosed, our information technology systems are damaged or their operations are interrupted, or our automated processes do not operate as expected.
As part of our business, we maintain large amounts of personal information of consumers. Federal and state laws designed to promote the protection of such information require businesses that collect or maintain consumer information to adopt information security programs, and to notify individuals, and in some jurisdictions, regulatory authorities, of security breaches involving personally identifiable information. Those laws may require free credit monitoring services to be provided to individuals affected by security breaches. While we have information security policies and systems in place to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or employees, will not occur. Unauthorized disclosure could adversely affect our reputation, result in a loss of business and expose us to material claims for damages.
We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by third-party cyber attacks, including those involving ransomware. Due to our reliance on information technology systems, including ours and those of our customers and third-party service providers, their damage or interruption could adversely affect our reputation and severely disrupt our operations, which could have a material adverse effect on our business, business prospects and results of operations.
In response to the COVID-19 pandemic, the Company transitioned to a primarily virtual workforce model and will likely continue to operate under a hybrid model in the future.

MGIC Investment Corporation - Q2 2021 | 67

Virtual and hybrid workforce models may be more vulnerable to security breaches.
We are in the process of upgrading certain of our information systems, and transforming and automating certain of our business processes, and we continue to enhance our risk-based pricing system and our system for evaluating risk. Certain of our information systems have been in place for a number of years and it has become increasingly difficult to support their operation. The implementation of technological and business process improvements, as well as their integration with customer and third-party systems when applicable, is complex, expensive and time consuming. If we fail to timely and successfully implement and integrate the new technology systems, if the third party providers to which we are becoming increasingly reliant do not perform as expected, if our legacy systems fail to operate as required, or if the upgraded systems and/or transformed and automated business processes do not operate as expected, it could have an adverse impact on our business, business prospects and results of operations.

MGIC Investment Corporation - Q2 2021 | 68

Item 5. Other Information

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2021 | 69

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 4, 2021.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2021 | 70

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2021.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
April 1, 2021	April 30, 2021	—	$—	—	$290,818,024
May 1, 2021	May 31, 2021	—	$—	—	$290,818,024
June 1, 2021	June 30, 2021	—	$—	—	$290,818,024
		—	$—	—

(1) On January 28, 2020, our Board of Directors authorized a share repurchase program under which we may repurchase up to an additional $291 million of our common stock through the end of 2021. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Due to the uncertainty caused by the COVID-19 pandemic, we had temporarily suspended stock repurchases but intend to resume in the third quarter.

MGIC Investment Corporation - Q2 2021 | 71