Form 10-Q
period 2021-09-30
MGIC INVESTMENT CORP
filed 2021-11-03
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 29, 2021, there were 325,582,685 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q3 2021 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

MGIC Investment Corporation - Q3 2021 | 3

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
DAC
Deferred insurance policy acquisition costs

Debt-to-income (“DTI”) ratio
The ratio, expressed as a percentage, of a borrower’s total debt payments to gross income

Delinquent Loan
A loan that is past due on a mortgage payment. A delinquent loan is typically reported to us by servicers when the loan has missed two or more payments. A loan will continue to be reported as delinquent until it becomes current or a claim payment has been made. A delinquent loan is also referred to as a default

Delinquency Rate
The percentage of insured loans that are delinquent

Direct
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

/ H
HAMP
Home Affordable Modification Program

MGIC Investment Corporation - Q3 2021 | 4

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

MGIC Investment Corporation - Q3 2021 | 5

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

Pre-COVID-19 delinquencies
A delinquent loan reported to us prior to the second quarter of 2020.

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

MGIC Investment Corporation - Q3 2021 | 6

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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q3 2021 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	September 30, 2021	December 31, 2020
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2021 - $6,650,315; 2020 - $6,317,164)		$6,897,734	$6,661,596
Equity securities, at fair value (cost 2021 - $14,981; 2020 - $17,522)		15,361	18,215
Other invested assets, at cost		3,100	3,100
Total investment portfolio		6,916,195	6,682,911
Cash and cash equivalents		176,426	287,953
Restricted cash and cash equivalents		9,486	8,727
Accrued investment income		53,595	49,997
Reinsurance recoverable on loss reserves	4	107,029	95,042
Reinsurance recoverable on paid losses		526	669
Premiums receivable		56,388	56,044
Home office and equipment, net		45,303	47,144
Deferred insurance policy acquisition costs		22,284	21,561
Other assets		124,077	104,478
Total assets		$7,511,309	$7,354,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$932,909	$880,537
Unearned premiums		256,517	287,099
Federal Home Loan Bank advance	3	155,000	155,000
Senior notes	3	880,976	879,379
Convertible junior subordinated debentures	3	208,814	208,814
Other liabilities		199,673	244,711
Total liabilities		2,633,889	2,655,540
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2021 - 371,353; 2020 - 371,353; shares outstanding 2021 - 329,335; 2020 - 338,573)		371,353	371,353
Paid-in capital		1,789,874	1,862,042
Treasury stock at cost (shares 2021 - 42,018; 2020 - 32,779)		(534,447)	(393,326)
Accumulated other comprehensive income, net of tax		147,645	216,821
Retained earnings		3,102,995	2,642,096
Total shareholders’ equity		4,877,420	4,698,986
Total liabilities and shareholders’ equity		$7,511,309	$7,354,526
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2021 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2021	2020	2021	2020
Revenues:
Premiums written:
Direct		$280,172	$272,990	$846,700	$830,938
Assumed		2,477	2,137	6,810	8,895
Ceded	4	(35,039)	(47,173)	(122,664)	(144,487)
Net premiums written		247,610	227,954	730,846	695,346
Decrease in unearned premiums, net		7,234	28,159	30,582	65,230
Net premiums earned		254,844	256,113	761,428	760,576
Investment income, net of expenses		38,282	37,252	117,304	118,278
Net realized investment gains	7	1,009	2,259	5,397	10,851
Other revenue		1,611	380	7,426	7,160
Total revenues		295,746	296,004	891,555	896,865

Losses and expenses:
Losses incurred, net	11	20,766	40,686	89,566	319,016
Amortization of deferred policy acquisition costs		3,295	3,278	9,016	8,697
Other underwriting and operating expenses, net		53,942	45,250	155,763	131,785
Loss on debt extinguishment		—	26,736	—	26,736
Interest expense		18,011	15,725	53,993	41,580
Total losses and expenses		96,014	131,675	308,338	527,814
Income before tax		199,732	164,329	583,217	369,051
Provision for income taxes		41,755	33,518	122,168	74,388
Net income		$157,977	$130,811	$461,049	$294,663

Earnings per share:
Basic	6	$0.47	$0.39	$1.36	$0.87
Diluted	6	$0.46	$0.38	$1.33	$0.85

Weighted average common shares outstanding - basic	6	335,938	338,598	338,045	340,408
Weighted average common shares outstanding - diluted	6	353,557	357,195	355,481	360,389

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2021 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2021	2020	2021	2020
Net income		$157,977	$130,811	$461,049	$294,663
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	(27,600)	33,712	(76,675)	104,308
Benefit plan adjustments		5,963	(11,347)	7,499	(9,239)
Other comprehensive income (loss), net of tax		(21,637)	22,365	(69,176)	95,069
Comprehensive income		$136,340	$153,176	$391,873	$389,732

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2021 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2021	2020	2021	2020
Common stock

Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period, as previously reported		1,786,260	1,859,195	1,862,042	1,869,719
Cumulative effect of debt with conversion options accounting standards update	2	—	—	(68,289)	—
Balance, beginning of the period, as adjusted		1,786,260	1,859,195	1,793,753	1,869,719
Reissuance of treasury stock, net under share-based compensation plans		(211)	(140)	(15,956)	(18,807)
Reacquisition of convertible junior subordinated debentures - equity component		—	(2,673)	—	(2,673)
Equity compensation		3,825	188	12,077	8,331
Balance, end of period		1,789,874	1,856,570	1,789,874	1,856,570

Treasury stock
Balance, beginning of period		(384,550)	(393,425)	(393,326)	(283,196)
Reissuance of treasury stock, net under share-based compensation plans		103	99	8,879	9,867
Repurchase of common stock	12	(150,000)	—	(150,000)	(119,997)
Balance, end of period		(534,447)	(393,326)	(534,447)	(393,326)

Accumulated other comprehensive income (loss)
Balance, beginning of period		169,282	145,412	216,821	72,708
Other comprehensive income (loss), net of tax	9	(21,637)	22,365	(69,176)	95,069
Balance, end of period		147,645	167,777	147,645	167,777

Retained earnings
Balance, beginning of period, as previously reported		2,972,362	2,400,820	2,642,096	2,278,650
Cumulative effect of debt with conversion options accounting standards update	2	—	—	68,289	—
Balance, beginning of the period, as adjusted		2,972,362	2,400,820	2,710,385	2,278,650
Net income		157,977	130,811	461,049	294,663
Cash dividends	12	(27,344)	(20,383)	(68,439)	(62,065)
Balance, end of period		3,102,995	2,511,248	3,102,995	2,511,248

Total shareholders’ equity		$4,877,420	$4,513,622	$4,877,420	$4,513,622

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2021 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$461,049	$294,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,820	40,660
Deferred tax expense	4,591	28,427
Loss on debt extinguishment	—	26,736
Net realized investment (gains) losses	(5,397)	(10,851)
Change in certain assets and liabilities:
Accrued investment income	(3,598)	1,923
Reinsurance recoverable on loss reserves	(11,987)	(61,502)
Reinsurance recoverable on paid losses	143	459
Premium receivable	(344)	1,616
Deferred insurance policy acquisition costs	(723)	(2,707)
Profit commission receivable	(18,564)	13,909
Loss reserves	52,372	285,115
Unearned premiums	(30,582)	(65,231)
Return premium accrual	7,200	(300)
Current income taxes	5,453	(40,855)
Other, net	2,977	(3,209)
Net cash provided by operating activities	512,410	508,853

Cash flows from investing activities:
Purchases of investments	(1,335,569)	(1,994,286)
Proceeds from sales of investments	239,483	741,732
Proceeds from maturity of fixed income securities	700,301	776,709
Additions to property and equipment	(2,388)	(2,214)
Net cash provided by (used in) investing activities	(398,173)	(478,059)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	640,250
Purchase of senior notes	—	(179,735)
Payment of original issue discount - senior notes	—	(2,969)
Purchase of convertible junior subordinated debentures	—	(36,392)
Payment of original issue discount - convertible junior subordinated debentures	—	(15,049)
Cash portion of loss on debt extinguishment	—	(25,266)
Payment of debt issuance costs	—	(1,197)
Repurchase of common stock	(150,000)	(119,997)
Dividends paid	(68,276)	(61,745)
Payment of withholding taxes related to share-based compensation net share settlement	(6,729)	(8,940)
Net cash provided by (used in) financing activities	(225,005)	188,960
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(110,768)	219,754
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	296,680	169,056
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$185,912	$388,810
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2021 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of September 30, 2021, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

MGIC Investment Corporation - Q3 2021 | 13

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

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of September 30, 2021 and December 31, 2020 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		September 30, 2021	December 31, 2020
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $242.3 million)		241.1	240.6
5.25% Notes, due August 2028 (par value: $650 million)		639.9	638.8
9% Debentures, due April 2063 (1)		208.8	208.8
Long-term debt, carrying value		$1,244.8	$1,243.2
(1)Convertible at any time prior to maturity at the holder’s option, at a conversion rate, which is subject to adjustment, of 75.5932 shares per $1,000 principal amount, representing a conversion price of approximately $13.23 per share. The payment of dividends by our holding company results in adjustments to the conversion rate, with such adjustment generally deferred until the end of the year.

The 5.75% Senior Notes (“5.75% Notes”), 5.25% Senior Notes (5.25% Notes) and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation. The Federal Home Loan Bank Advance (the “FHLB Advance”) is an obligation of MGIC.

See Note 7 “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information pertaining to our debt obligations and the 2020 repurchase of a portion of our 5.75% Notes and 9% Debentures resulting in a total loss on debt extinguishment of $26.7 million .As of September 30, 2021 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the nine months ended September 30, 2021 and 2020 were $60.0 million and $44.2 million, respectively.

MGIC Investment Corporation - Q3 2021 | 14

Note 4. Reinsurance
The reinsurance agreements to which we are a party, excluding captive agreements (which were immaterial), are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2021	2020	2021	2020
Premiums earned:
Direct		$287,223	$300,557	$876,541	$896,346
Assumed		2,660	2,729	7,551	8,719
Ceded (1)		(35,039)	(47,173)	(122,664)	(144,489)
Net premiums earned		$254,844	$256,113	$761,428	$760,576

Losses incurred:
Direct		$17,265	$61,164	$103,319	$383,950
Assumed		(97)	229	(43)	528
Ceded		3,598	(20,707)	(13,710)	(65,462)
Losses incurred, net		$20,766	$40,686	$89,566	$319,016
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

MGIC Investment Corporation - Q3 2021 | 15

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

We have elected to terminate our 2017 QSR and 2018 QSR Transactions effective December 31, 2021 and will incur an early termination fee of $5 million at December 31, 2021.

MGIC Investment Corporation - Q3 2021 | 16

Table 4.4 below provides a summary of our QSR Transactions, excluding captive agreements, for the three and nine months ended September 30, 2021 and 2020.

Quota Share Reinsurance
Table	4.4
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2021	2020	2021	2020
Ceded premiums written and earned, net of profit commission		$22,911	$43,448	$90,284	$131,651
Ceded losses incurred		(3,598)	20,707	13,710	65,493
Ceding commissions (1)		13,599	12,128	39,657	35,518
Profit commission		45,078	17,191	108,000	45,939
(1)Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Ceded losses incurred for the three and nine months ended September 30, 2021 reflect favorable loss reserve development on previously received notices primarily due to the decrease in the claim rate on pre-COVID-19 delinquencies notices and a decrease in new delinquency notices reported on insurance covered by our QSR Transactions. Ceded loss incurred for the three and nine months ended September 30, 2020 reflect the increase in new delinquency notices due to the impact of the COVID-19 pandemic on insurance covered by our QSR Transactions. See Note 11 - “Loss Reserves” for discussion of our loss reserves.
Under the terms of our QSR Transactions, currently in effect, ceded premiums, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $107.0 million as of September 30, 2021 and $95.0 million as of December 31, 2020. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the minimum amount of which is based on the greater of a reinsurer’s funding requirements under PMIERs or ceded reserves. An allowance for credit losses was not required at September 30, 2021.

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

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of September 30, 2021 a "Trigger Event" has occurred on our Home Re 2018-1 and Home Re 2019-1 ILN transactions because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. A “Trigger Event” has also occurred on the Home Re 2021-1 and Home Re 2021-2 ILN transactions because the credit enhancement of the most senior tranche is less than the target credit enhancement.

MGIC Investment Corporation - Q3 2021 | 17

Table 4.5 provides a summary of our Home Re Transactions as of September 30, 2021 and December 31, 2020.

Excess of Loss Reinsurance
Table 4.5
($ in thousands)	Home Re 2021-2, Ltd.	Home Re 2021-1, Ltd.	Home Re 2020-1, Ltd.	Home Re 2019-1, Ltd.	Home Re 2018-1, Ltd.
Issue Date	August 3, 2021	February 2, 2021	October 29, 2020	May 25, 2019	October 30, 2018
Policy Inforce Dates	January 1, 2021 - May 28, 2021	August 1, 2020 - December 31, 2020	January 1, 2020 - July 31, 2020	January 1, 2018 - March 31, 2019	July 1, 2016 - December 31, 2017
Optional Call Date (1)	July 25, 2028	January 25, 2028	October 25, 2027	May 25, 2026	October 25, 2025
Legal Maturity	12.5 years	12.5 years	10 years	10 years	10 years
Initial First Layer Retention	190,159	211,159	275,283	185,730	168,691
Initial Excess of Loss Reinsurance Coverage	398,429	398,848	412,917	315,739	318,636
September 30, 2021
Remaining First Layer Retention	190,159	211,159	275,268	184,007	165,434
Remaining Excess of Loss Reinsurance Coverage	398,429	398,848	288,777	208,146	218,343
December 31, 2020
Remaining First Layer Retention	—	—	275,283	184,514	166,005
Remaining Excess of Loss Reinsurance Coverage	—	—	412,917	208,146	218,343
(1)We have the right to terminate the Home Re Transactions under certain circumstances and on any payment date on or after the respective Optional Call Date.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 Transaction references SOFR, while the remaining Home Re Transactions reference the one-month LIBOR. As a result, we concluded that each Home Re transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at September 30, 2021, were not material to our consolidated balance sheet, and the change in fair value during the three and nine months ended September 30, 2021 was not material to our consolidated statements of operations. Total ceded premiums were $12.1 million and $32.4 million for the three and nine months ended September 30, 2021, and $3.7 million and $12.8 million for the three and nine months ended September 30, 2020, respectively.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record -in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of September 30, 2021, and December 31, 2020, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The

MGIC Investment Corporation - Q3 2021 | 18

trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the Home Re Transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.6 presents the total assets of the Home Re Entities as of September 30, 2021 and December 31, 2020.

Home Re total assets
Table	4.6
(In thousands)
Home Re Entity (Issue date)		Total VIE Assets
September 30, 2021
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		312,199
Home Re 2021-1 Ltd.		398,848
Home Re 2021-2 Ltd.		398,429

December 31, 2020
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		412,917

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

The total calculated PMIERs credit for risk ceded under our Home Re Transactions is generally based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (see Note 1 - “Nature of Business and Basis of Presentation”).

MGIC Investment Corporation - Q3 2021 | 19

Note 5. Litigation and Contingencies
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent quarters, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In the three quarters of 2021 and in 2020, curtailments reduced our average claim paid by approximately 3.9% and 3.6%, respectively. The COVID-19 related foreclosure moratoriums and forbearance plans have decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once the foreclosure moratoriums and forbearance plans end.

When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings. Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss, including recording a probable loss of $6.3 million in the second quarter of 2021. The probable loss is reported within Loss Reserves on the Consolidated Balance Sheet and within Losses Incurred, net on the Consolidated Statements of Operations. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is possible that, if not resolved by negotiation, we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $27 million more than the amount of the probable loss we have recorded. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q3 2021 | 20

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)		2021	2020	2021	2020
Basic earnings per share:
Net income		$157,977	$130,811	$461,049	$294,663
Weighted average common shares outstanding - basic		335,938	338,598	338,045	340,408
Basic earnings per share		$0.47	$0.39	$1.36	$0.87

Diluted earnings per share:
Net income		$157,977	$130,811	$461,049	$294,663
Interest expense, net of tax (1):
9% Debentures		3,712	4,161	11,135	13,293
Diluted income available to common shareholders		$161,689	$134,972	$472,184	$307,956

Weighted average common shares outstanding - basic		335,938	338,598	338,045	340,408
Effect of dilutive securities:
Unvested RSUs		1,834	1,377	1,651	1,492
9% Debentures		15,785	17,220	15,785	18,489
Weighted average common shares outstanding - diluted		353,557	357,195	355,481	360,389
Diluted earnings per share		$0.46	$0.38	$1.33	$0.85
(1) Interest expense for the three and nine months ended September 30, 2021 and 2020, respectively, has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q3 2021 | 21

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at September 30, 2021 and December 31, 2020 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of September 30, 2021
Table	7.1a
(In thousands)		Amortized Cost	Allowance for Expected Credit Loss	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$184,578	$—	$434	$(277)	$184,735
Obligations of U.S. states and political subdivisions		2,372,020	—	146,149	(3,639)	2,514,530
Corporate debt securities		2,856,671	—	100,264	(8,438)	2,948,497
ABS		158,637	(1)	1,337	(198)	159,775
RMBS		337,353	—	3,581	(1,666)	339,268
CMBS		319,187	—	9,634	(628)	328,193
CLOs		408,121	—	913	(64)	408,970
Foreign government debt		13,748	—	58	(40)	13,766
Total fixed income securities		$6,650,315	$(1)	$262,370	$(14,950)	$6,897,734

Details of fixed income securities by category as of December 31, 2020
Table	7.1b
(In thousands)		Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$264,531	$—	$1,164	$(2)	$265,693
Obligations of U.S. states and political subdivisions		2,083,568	—	166,557	(256)	2,249,869
Corporate debt securities		2,690,860	—	155,156	(1,728)	2,844,288
ABS		203,807	(49)	2,946	(18)	206,686
RMBS		425,532	—	6,472	(838)	431,166
CMBS		312,572	—	16,055	(1,125)	327,502
CLOs		310,616	—	566	(692)	310,490
Foreign government debt		4,485	—	224	—	4,709
Commercial paper		21,193	—	—	—	21,193
Total fixed income securities		$6,317,164	$(49)	$349,140	$(4,659)	$6,661,596

We had $13.8 million and $14.1 million of investments at fair value on deposit with various states as of September 30, 2021 and December 31, 2020, respectively, due to regulatory requirements of those state insurance departments. In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $187.5 million and $160.3 million at September 30, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation - Q3 2021 | 22

The amortized cost and fair values of fixed income securities at September 30, 2021, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		September 30, 2021
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$415,090	$418,673
Due after one year through five years		1,856,136	1,919,980
Due after five years through ten years		1,666,042	1,757,537
Due after ten years		1,489,749	1,565,338
		5,427,017	5,661,528

ABS		158,637	159,775
RMBS		337,353	339,268
CMBS		319,187	328,193
CLOs		408,121	408,970
Total as of September 30, 2021		$6,650,315	$6,897,734

Proceeds from sales of fixed income securities classified as available-for-sale were $246.8 million and $713.1 million during the nine months ended September 30, 2021 and 2020, respectively. Gross gains of $1.4 million and $6.7 million and gross losses of $0.3 million and $1.0 million were realized during the three and nine months ended September 30, 2021. We did not record any realized losses for the three and nine months ended September 30, 2021 related to our intent to sell certain securities. During the three and nine months ended September 30, 2020 gross gains of $3.4 million and $15.9 million and gross losses of $0.8 million and $5.9 million, respectively, were realized. We recorded $0.4 million of realized losses for the three months ended September 30, 2020 and $0.7 million of realized losses for the nine months ended September 30, 2020 related to our intent to sell certain securities.

Equity securities
The cost and fair value of investments in equity securities at September 30, 2021 and December 31, 2020 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of September 30, 2021
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$14,981	$395	$(15)	$15,361

Details of equity security investments as of December 31, 2020
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$17,522	$695	$(2)	$18,215

For the three and nine months ended September 30, 2021, we recognized $0.1 million and $0.3 million of net losses on equity securities still held as of September 30, 2021. For the three and nine months ended September 30, 2020, we recognized $0.1 million and $0.4 million of net gains, respectively, on equity securities still held as of September 30, 2020.

Other invested assets
Other invested assets include an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of September 30, 2021 and December 31, 2020, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $163.7 million and $163.9 million, respectively.

MGIC Investment Corporation - Q3 2021 | 23

Unrealized investment losses
Tables 7.4a and 7.4b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2021 and December 31, 2020, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.4a and 7.4b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2020 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of September 30, 2021
Table	7.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$88,312	$(277)	$—	$—	$88,312	$(277)
Obligations of U.S. states and political subdivisions		250,099	(3,479)	15,638	(160)	265,737	(3,639)
Corporate debt securities		468,720	(8,438)	—	—	468,720	(8,438)
ABS		58,901	(198)	—	—	58,901	(198)
RMBS		174,094	(1,302)	26,733	(364)	200,827	(1,666)
CMBS		82,653	(628)	—	—	82,653	(628)
CLOs		127,483	(29)	21,974	(35)	149,457	(64)
Foreign government debt		4,445	(40)	—	—	4,445	(40)
Total		$1,254,707	$(14,391)	$64,345	$(559)	$1,319,052	$(14,950)

Unrealized loss aging for securities by type and length of time as of December 31, 2020
Table	7.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$2,690	$(2)	$—	$—	$2,690	$(2)
Obligations of U.S. states and political subdivisions		31,416	(256)	—	—	31,416	(256)
Corporate debt securities		44,968	(1,728)	—	—	44,968	(1,728)
ABS		14,929	(18)	—	—	14,929	(18)
RMBS		98,409	(773)	3,566	(65)	101,975	(838)
CMBS		13,212	(789)	2,799	(336)	16,011	(1,125)
CLOs		95,287	(261)	73,904	(431)	169,191	(692)
Total		$300,911	$(3,827)	$80,269	$(832)	$381,180	$(4,659)

Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2021 presented in table 7.4a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at September 30, 2021 were primarily caused by changes in interest rates between the time of purchase and the respective fair value measurement date. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists.

There were 396 and 109 securities in an unrealized loss position at September 30, 2021 and December 31, 2020, respectively.

We report accrued investment income separately from fixed income, available-for-sale, securities, and we have determined an allowance for credit losses for accrued investment income is not required. Accrued investment income is written off through net realized investment gains (losses) if, and at the time, the issuer of the security defaults or is expected to default on payments.

MGIC Investment Corporation - Q3 2021 | 24

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

MGIC Investment Corporation - Q3 2021 | 25

Assets measured at fair value, by hierarchy level, as of September 30, 2021 and December 31, 2020 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2020 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of September 30, 2021
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$184,735	$124,310	$60,425	$—
Obligations of U.S. states and political subdivisions		2,514,530	—	2,514,530	—
Corporate debt securities		2,948,497	—	2,948,497	—
ABS		159,775	—	159,775	—
RMBS		339,268	—	339,268	—
CMBS		328,193	—	328,193	—
CLOs		408,970	—	408,970	—
Foreign government debt		13,766	—	13,766	—
Total fixed income securities		6,897,734	124,310	6,773,424	—
Equity securities		15,361	15,361	—	—
Cash Equivalents		168,083	168,083	—	—
Real estate acquired (1)		1,485	—	—	1,485
Total		$7,082,663	$307,754	$6,773,424	$1,485

Assets carried at fair value by hierarchy level as of December 31, 2020
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,693	$149,339	$116,354	$—
Obligations of U.S. states and political subdivisions		2,249,869	—	2,249,869	—
Corporate debt securities		2,844,288	—	2,844,288	—
ABS		206,686	—	206,686	—
RMBS		431,166	—	431,166	—
CMBS		327,502	—	327,502	—
CLOs		310,490	—	310,490	—
Foreign government debt		4,709	—	4,709	—
Commercial paper		21,193	—	21,193	—
Total fixed income securities		6,661,596	149,339	6,512,257	—
Equity securities		18,215	18,215	—	—
Cash Equivalents		288,941	275,668	13,273	—
Real estate acquired (1)		1,092	—	—	1,092
Total		$6,969,844	$443,222	$6,525,530	$1,092
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

MGIC Investment Corporation - Q3 2021 | 26

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2021 and 2020 is shown in tables 8.2a and 8.2b below. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended September 30,
Table	8.2a
		Real Estate Acquired
(In thousands)		2021	2020
Balance at June 30,		$572	$1,963
Purchases		1,178	1,990
Sales		(190)	(2,266)
Included in earnings and reported as losses incurred, net		(75)	3
Balance at September 30,		$1,485	$1,690

Fair value roll-forward for financial instruments classified as Level 3 for the nine months ended September 30,
Table	8.2b
		Real Estate Acquired
(In thousands)		2021	2020
Balance at December 31,		$1,092	$7,252
Purchases		3,955	7,911
Sales		(3,844)	(13,991)
Included in earnings and reported as losses incurred, net		282	518
Balance at September 30,		$1,485	$1,690

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
Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2021 and December 31, 2020.

Financial assets and liabilities not measured at fair value
Table	8.3
		September 30, 2021		December 31, 2020
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100

Financial liabilities
FHLB Advance		155,000	158,820	155,000	160,865
5.75% Senior Notes		241,090	260,349	240,597	261,752
5.25% Senior Notes		639,886	694,135	638,782	696,449
9% Convertible Junior Subordinated Debentures		208,814	279,696	208,814	273,569
Total financial liabilities		$1,244,790	$1,393,000	$1,243,193	$1,392,635

MGIC Investment Corporation - Q3 2021 | 27

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2021	2020	2021	2020
Net unrealized investment (losses) gains arising during the period		$(34,937)	$42,674	$(97,057)	$132,036
Total income tax benefit (expense)		7,337	(8,962)	20,382	(27,728)
Net of taxes		(27,600)	33,712	(76,675)	104,308

Net changes in benefit plan assets and obligations		7,548	(14,364)	9,492	(11,695)
Total income tax benefit (expense)		(1,585)	3,017	(1,993)	2,456
Net of taxes		5,963	(11,347)	7,499	(9,239)

Total other comprehensive income (loss)		(27,389)	28,310	(87,565)	120,341
Total income tax benefit (expense)		5,752	(5,945)	18,389	(25,272)
Total other comprehensive income (loss), net of tax		$(21,637)	$22,365	$(69,176)	$95,069

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2021	2020	2021	2020
Reclassification adjustment for net realized (losses) gains(1)		$1,045	$10,349	$7,462	$8,673
Income tax benefit (expense)		(219)	(2,173)	(1,566)	(1,821)
Net of taxes		826	8,176	5,896	6,852

Reclassification adjustment related to benefit plan assets and obligations (2)		(971)	(1,336)	(2,915)	(4,005)
Income tax benefit (expense)		204	280	612	841
Net of taxes		(767)	(1,056)	(2,303)	(3,164)

Total reclassifications		74	9,013	4,547	4,668
Income tax benefit (expense)		(15)	(1,893)	(954)	(980)
Total reclassifications, net of tax		$59	$7,120	$3,593	$3,688
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the nine months ended September 30, 2021, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Nine Months Ended September 30, 2021
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2020, net of tax		$272,137	$(55,316)	$216,821
Other comprehensive income before reclassifications		(70,779)	5,196	(65,583)
Less: Amounts reclassified from AOCI		5,896	(2,303)	3,593
Balance, September 30, 2021, net of tax		$195,462	$(47,817)	$147,645

MGIC Investment Corporation - Q3 2021 | 28

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2021 and 2020.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2021	2020	2021	2020
Service cost		$1,908	$1,848	$377	$316
Interest cost		2,794	3,375	163	208
Expected return on plan assets		(5,229)	(5,526)	(2,216)	(1,852)
Amortization of net actuarial losses (gains)		1,403	1,580	(425)	(196)
Amortization of prior service cost (credit)		(60)	(62)	53	13
Cost of settlements		4,732	6,520	—	—
Net periodic benefit cost (benefit)		$5,548	$7,735	$(2,048)	$(1,511)

Components of net periodic benefit cost
Table	10.2
		Nine Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2021	2020	2021	2020
Service cost		$5,724	$5,545	$1,131	$947
Interest cost		8,383	10,125	487	624
Expected return on plan assets		(15,687)	(16,579)	(6,647)	(5,556)
Amortization of net actuarial losses (gains)		4,208	4,740	(1,273)	(587)
Amortization of prior service cost (credit)		(179)	(186)	159	38
Cost of settlements		4,732	6,520	—	—
Net periodic benefit cost (benefit)		$7,181	$10,165	$(6,143)	$(4,534)

Contributions of $6.9 million have been made to our qualified pension and supplemental executive retirement plan in 2021. We recorded pension settlement accounting charges of $4.7 million and $6.5 million in 2021 and 2020, respectively.

MGIC Investment Corporation - Q3 2021 | 29

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment and the continued impact of the COVID-19 pandemic, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, the impact of past and future government initiatives and actions taken by the GSEs (including mortgage forbearance programs and foreclosure moratoriums), and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in future periods will also be dependent on the number of loans reported to us as delinquent.

Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. It is reasonably possible that given the uncertainty of the impacts of the COVID-19 pandemic, our reserve estimate may continue to be impacted.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2021, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $17 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $22 million.
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

Losses incurred on delinquencies that occurred in the current year decreased in the first nine months of 2021 compared to the same period last year primarily due to a decrease in new delinquency notices reported. In addition, we decreased IBNR reserve estimates by $5.9 million in the nine months ending September 30, 2021, compared to a $12.6 million increase in the nine months ending September 30, 2020. New delinquency notices and IBNR reserve estimates increased in the nine months ended September 30, 2020 due to the impact of the COVID-19 pandemic. Given the uncertainty surrounding the long-term impact of COVID-19, it is difficult to predict the ultimate effect of the COVID-19 related delinquencies and forbearances on our loss incidence.

For the nine months ended September 30, 2021 we experienced favorable loss development of $6.0 million on previously received notices primarily due to the decrease in the claim rate on pre-COVID-19 delinquencies. This was offset by the recognition of a probable loss of $6.3 million related to litigation of our claims paying practices and adverse development on LAE reserves and reinsurance. For the nine months ended September 30, 2020 we experienced adverse loss development of $17.3 million on previously received delinquencies primarily related to severity.

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums and forbearance plans, we expect the average time it takes to receive a claim will increase.

MGIC Investment Corporation - Q3 2021 | 30

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2021 and 2020.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Nine Months Ended September 30,
(In thousands)		2021	2020
Reserve at beginning of period		$880,537	$555,334
Less reinsurance recoverable		95,042	21,641
Net reserve at beginning of period		785,495	533,693

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		95,534	301,699
Prior years (1)		(5,968)	17,317
Total losses incurred		89,566	319,016

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		339	1,486
Prior years		48,842	93,937
Reinsurance terminations		—	(20)
Total losses paid		49,181	95,403
Net reserve at end of period		825,880	757,306
Plus reinsurance recoverables		107,029	83,143
Reserve at end of period		$932,909	$840,449
(1)A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.

The prior year development of the reserves in the first nine months of 2021 and 2020 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Nine Months Ended September 30,
(In thousands)		2021	2020
Increase (decrease) in estimated claim rate on primary defaults		$(18,147)	$(1,626)
Increase (decrease) in estimated severity on primary defaults		(105)	13,503
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		12,284	5,440
Total prior year loss development (1)		$(5,968)	$17,317
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q3 2021 | 31

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and nine months ended September 30, 2021 and 2020 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Delinquency inventory at beginning of period		42,999	69,326	57,710	30,028
New notices		9,862	20,924	31,909	90,906
Cures		(14,813)	(25,446)	(50,901)	(54,523)
Paid claims		(298)	(375)	(956)	(1,933)
Rescissions and denials		(11)	(11)	(23)	(60)
Other items removed from inventory		(360)	—	(360)	—
Delinquency inventory at end of period		37,379	64,418	37,379	64,418
During the three and nine months ended September 30, 2021, our losses paid included amounts paid upon commutation of coverage of pools of non-performing loans (“NPLs”). As a result of these payments, 360 items were removed from the delinquency inventory with an amount paid of $6.7 million.

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

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		September 30, 2021	December 31, 2020	September 30, 2020
3 months or less		6,948	11,542	15,879
4-11 months		9,371	34,620	37,702
12 months or more (1)		21,060	11,548	10,837
Total		37,379	57,710	64,418
3 months or less		19%	20%	25%
4-11 months		25%	60%	58%
12 months or more		56%	20%	17%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		154	159	172
(1)Approximately 17%, 31%, and 32% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

The increase in delinquency inventory that is 12 months or more consecutive months delinquent compared to September 30, 2020 and December 31, 2020 is primarily due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic. This was partially offset by an increase in cures in the second half of 2020 and in the first nine months of 2021.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $37.3 million and $30.1 million at September 30, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation - Q3 2021 | 32

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

Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In 2020, we repurchased approximately 9.6 million shares of our common stock, at an average cost of $12.47 per share, which included commissions. After suspending stock repurchases due to the uncertainty caused by the COVID-19 pandemic, in the third quarter of 2021, we repurchased approximately 10.0 million shares at an average cost of $15.01 per share, which included commissions. At September 30, 2021 we had $141 million remaining under a share repurchase program approved by our Board of Directors in 2020. In October 2021, we received authorization to repurchase an additional $500 million of our common stock through the end of 2023. In October 2021, we repurchased an additional 3.8 million shares totaling $60 million under the remaining authorization that expires at year end 2021.

Cash dividends
In March and May of 2021, we paid quarterly cash dividends of $0.06 per share to shareholders which totaled $41.1 million. In August 2021, we paid a quarterly cash dividend of $0.08 per share which totaled $27.3 million. On October 28, 2021, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.08 per share payable on November 23, 2021, to shareholders of record at the close of business on November 11, 2021.
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

Restricted stock unit grants
Table	13.1
		Nine months ended September 30,
		2021		2020
		RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		966	$12.82	1,282	$12.87
RSUs subject only to service conditions		398	12.82	390	12.91

MGIC Investment Corporation - Q3 2021 | 33

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

At September 30, 2021, MGIC’s risk-to-capital ratio was 9.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $1.8 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

At September 30, 2021, the risk-to-capital ratio of our combined insurance operations was 9.0 to 1.

Dividend restrictions
In the third quarter of 2021, MGIC paid a dividend of $150 million to our holding company.

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

Under the PMIERs guidance, any dividend paid by MGIC to our holding company, through December 31, 2021 requires GSE approval if MGIC's excess of Available Assets is or would become less than 15% of its Minimum Required Assets. GSE approval was not required for the 2021 dividend.

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

Statutory Financial Information
The statutory net income, policyholders’ surplus, and contingency reserve liability of our insurance subsidiaries, which agrees to amounts utilized in our risk-to-capital calculations, are shown in table 14.1.

Financial information of our insurance subsidiaries
Table 14.1
	As of and for the Nine Months Ended September 30,
(In thousands)	2021	2020
Statutory net income	$194,614	$28,954
Statutory policyholders' surplus	1,354,268	1,313,952
Contingency reserve	3,987,786	3,409,778

MGIC Investment Corporation - Q3 2021 | 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter of 2021. While the COVID-19 pandemic had a material impact on our 2020 financial results, as we reserved for losses associated with the increased delinquency notices received, it had a limited impact on our results for the three and nine months ended September 30, 2021. While uncertain, the future impact of the COVID-19 pandemic on the Company’s financial results, liquidity and/or financial condition may also be material. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2021 | 35

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data, unaudited)	2021	2020	% Change	2021	2020	% Change
Selected statement of operations data
Net premiums earned	$254.8	$256.1	(1)	$761.4	$760.6	—
Investment income, net of expenses	38.3	37.3	3	117.3	118.3	(1)
Losses incurred, net	20.8	40.7	(49)	89.6	319.0	(72)
Other underwriting and operating expenses, net	53.9	45.3	19	155.8	131.8	18
Loss on debt extinguishment	—	26.7	N/M	—	26.7	N/M
Income before tax	199.7	164.3	22	583.2	369.1	58
Provision for income taxes	41.8	33.5	25	122.2	74.4	64
Net income	158.0	130.8	21	461.0	294.7	56
Diluted income per share	$0.46	$0.38	21	$1.33	$0.85	56

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$198.6	$188.4	5	$577.6	$385.0	50
Adjusted net operating income	157.1	149.9	5	456.6	307.3	49
Adjusted net operating income per diluted share	$0.46	$0.43	7	$1.32	$0.89	48
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of third quarter and year to date 2021 results
Comparative quarterly results
We recorded third quarter 2021 net income of $158.0 million, or $0.46 per diluted share. Net income increased by $27.2 million from net income of $130.8 million in the prior year primarily reflecting decreases in loss on debt extinguishment and losses incurred, partially offset by higher other underwriting and operating expenses, net, and a higher provision for income taxes. Diluted income per share increased primarily due to an increase in net income.

Adjusted net operating income for the third quarter 2021 was $157.1 million (Q3 2020: $149.9 million) and adjusted net operating income per diluted share was $0.46 (Q3 2020: $0.43).

Losses incurred, net for the third quarter of 2021 were $20.8 million, a decrease of $19.9 million over prior year losses incurred of $40.7 million. In the third quarter of 2021, we received 53% fewer new delinquency notices compared to the prior year, primarily reflecting the impact of the COVID-19 pandemic in the third quarter of 2020. In addition, our re-estimation of reserves on previous delinquencies resulted in $18 million of favorable loss development in the third quarter of 2021 primarily attributable to delinquency notices received prior to the start of the COVID-19 pandemic compared to insignificant loss reserve development in the third quarter of 2020. These decreases in losses incurred were partially offset by insignificant adjustments to our incurred but not reported, or IBNR, reserve in the third quarter of 2021, compared to a decrease of $27 million in the third quarter of 2020.

In the third quarter of 2020, the $26.7 million loss on debt extinguishment reflects the repurchase of a portion of our 5.75% Notes at costs that were in excess of carrying value and a portion of our 9% Debentures at costs that were in excess of their fair value.

The increase in other underwriting and operating expenses, net is primarily due to increases in professional and consulting services related to our investments in infrastructure and increases in employee compensation costs.

The increase in our provision for income taxes in the third quarter of 2021 as compared to the same period in the prior year was primarily due to an increase in income before tax.

Comparative year to date results
We recorded net income of $461.0 million, or $1.33 per diluted share during the nine months ended September 30, 2021. Net income increased by $166.4 million from net income of $294.7 million in the prior year, or $0.85 per diluted share. The increase primarily reflected a decrease in losses incurred, net and loss on debt extinguishment, partially offset by higher underwriting and operating expenses, net, and a higher provision for income taxes.

Diluted income per share was higher than the prior year primarily due to the increase in net income.

Adjusted net operating income for the nine months ended September 30, 2021 was $456.6 million (YTD 2020: $307.3 million) and adjusted net operating income per diluted share was $1.32 (YTD 2020: $0.89). The increase in 2021 adjusted net operating income and adjusted net operating income per diluted share compared to 2020 primarily reflects higher net income in 2021 partially offset by the impact of the loss on debt extinguishment of $21.1 million, net of tax, incurred in 2020.

Losses incurred, net for the nine months ended September 30, 2021 were $89.6 million, a decrease of $229.5 million from the prior year losses incurred, net of $319.0 million. The decrease is primarily due to a 65% decrease in new delinquency notices received from the prior year. The higher new delinquency

MGIC Investment Corporation - Q3 2021 | 36

notices received and an increase in IBNR and other reserves in the nine months ended September 30, 2020 reflect the impacts of COVID-19 pandemic and the general macroeconomic environment. In addition, in the first nine months of 2021 our re-estimation of reserves on delinquency notices received in previous years resulted in $18 million of favorable loss development primarily attributable to delinquency notices received prior to the start of the COVID-19 pandemic compared to adverse development in the prior year of $17 million.

The increase in other underwriting and operating expenses, net over the prior year is primarily due to increases in professional and consulting services related to our investment in our infrastructure and increases in employee compensation costs, including equity-based compensation. This was offset by an increase in ceding commission.

In 2020, the $26.7 million loss on debt extinguishment reflects the repurchase of a portion of our 5.75% Notes at costs that were in excess of carrying value and a portion of our 9% Debentures at costs that were in excess of their fair value.

The increase in our provision for income taxes in the first nine months of 2021 as compared to the same period in the prior year was primarily due to an increase in income before tax.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and nine months ended September 30, 2021 compared to the respective prior year period.

Capital
MGIC dividend payments to our holding company
MGIC paid a cash dividend to our holding company of $150 million in the third quarter of 2021 compared with a combined cash and investment security dividend of $390 million in the first quarter of 2020. In the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the holding company’s 9% Debentures. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board, and after considering any updated estimates about the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Under the PMIERS guidance, any dividend paid by MGIC to our holding company, through December 31, 2021 requires GSE approval if MGIC's excess of Available Assets is or would become less than 15% of its Minimum Required Assets.
Share repurchase programs
Repurchases may be made from time to time on the open market, including through 10b5-1 plans, or through privately negotiated transactions. After suspending stock repurchases due to the uncertainty caused by the COVID-19 pandemic, we repurchased 10.0 million shares during the nine months ended September 30, 2021 compared to the repurchase of 9.6 million shares of common stock in the first quarter of 2020. As of September 30, 2021 we had remaining authorization to repurchase $141 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. As of September 30, 2021, we had approximately 329 million shares of common stock outstanding. In October 2021, we received authorization to repurchase an additional $500 million of our common stock through the end of 2023.

Dividends to shareholders
In March and May 2021, we paid dividends of $0.06 per common share totaling $41.1 million to our shareholders. In August 2021, we paid a dividend of $0.08 per common share totaling $27.3 million. On October 28, 2021, our Board of Directors declared a quarterly cash dividend of $0.08 per common share to shareholders of record on November 11, 2021, payable on November 23, 2021.

GSEs
We must comply with a GSE’s PMIERS to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the more restrictive PMIERs as of September 30, 2021, MGIC’s Available Assets totaled $5.8 billion, or $2.6 billion in excess of its Minimum Required Assets.

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

MGIC Investment Corporation - Q3 2021 | 37

Forbearance for federally-insured mortgages allows for mortgage payments to be suspended for up to 18 months: an initial forbearance period of up to six months; if requested by the borrower following contact by the servicers, an extension of up to six months; and, for loans in a COVID-19 forbearance plan as of February 28, 2021, an additional six months, subject to certain limits.
In certain circumstances, the servicer will be unable to contact the borrower regarding an extension of the forbearance plan and it will expire without being further extended. In such case, if the loan remains delinquent, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable, our Minimum Required Assets will increase and our excess of Available Assets over Minimum Required Assets will decrease.

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

è
There may be future implications for PMIERs as a result of changes to the regulatory capital requirements for the GSEs. In 2020, the FHFA adopted a rule containing a capital framework for the GSEs that would have increased their capital requirements, including through a decrease in credit received for credit risk transfer "CRT" transactions, effective on the later of (i) the date of termination of the FHFA’s conservatorship of the applicable GSE; (ii) sixty days after publication of the adopted rule in the Federal Register; or (iii) any later compliance date provided in a consent order or other transition order applicable to a GSE. In September 2021, the FHFA issued a notice of proposed rule-making that would modify that capital framework, making it more likely that a risk-based capital requirement would be the binding constraint, instead of a leverage-based capital requirement, and increasing the credit for CRT transactions. When the final GSE capital requirements have been determined and become effective, they may affect the Minimum Required Assets required to be held by mortgage insurers, including through a change in credit received for mortgage insurers' reinsurance transactions and they may affect the volume of CRT transactions entered into by the GSEs.

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

At September 30, 2021, MGIC’s risk-to-capital ratio was 9.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $1.8 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. Refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.

At September 30, 2021, the risk-to-capital ratio of our combined insurance operations was 9.0 to 1.

The NAIC has previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely

MGIC Investment Corporation - Q3 2021 | 38

addressed by the framework, including the treatment of ceded risk and minimum capital floors. Currently we believe that, in most circumstances, the PMIERs contain more restrictive capital requirements than the draft Mortgage Guaranty Insurance Model Act.

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

As a result of the 2021 change in the Presidential Administration, the June 2021 appointment of a new Acting Director of the FHFA, and the 2021 U.S. Supreme Court decision that allows the President to remove the FHFA Director at will, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Many of the proposed changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

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
As noted above, in certain circumstances, the servicer of a loan may be unable to contact the borrower regarding an extension of the forbearance plan and it will expire without being extended. A delinquent loan for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a delinquent loan in a forbearance plan. The substantial majority of our NIW was delivered to or purchased by the GSEs. While servicers of some non-GSE loans may not be required to offer forbearance to borrowers, we allow servicers to apply GSE loss mitigation programs to non-GSE loans.
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. As of September 30, 2021, 48% of our delinquency inventory was reported to us as in forbearance plans. Whether a loan's delinquency will cure, including through modification or payment deferral, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices.
Prior to the end of the forbearance period, the servicer must begin attempts to contact the borrower to determine how payments missed during the forbearance period will be repaid. The GSEs have introduced specific loss workout options for borrowers impacted by COVID-19 when their forbearance plans end, including the COVID-19 Payment Deferral solution for borrowers who are unable to immediately or gradually repay their missed loan payments. Under the COVID-19 Payment Deferral solution, the borrower's monthly loan payment would be returned to its pre-COVID amount and the missed payments would be added to the end of the mortgage term without accruing any additional interest or late fees on the deferred portion. The deferred payments would be due when the loan is paid off or refinanced, or the home is sold. In certain circumstances, a servicer may be unable to contact the borrower to determine a loan workout option prior to the end of the forbearance. In these scenarios, the forbearance plan will end and the loan may remain delinquent. Foreclosures on mortgages purchased or securitized by the GSEs were suspended through July 31, 2021. Under a CFPB rule that is

MGIC Investment Corporation - Q3 2021 | 39

generally effective through December 31, 2021, with limited exceptions, servicers must ensure that at least one temporary procedural safeguard has been met before referring 120-day delinquent loans for foreclosure.
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

The future effects of changing climatic conditions on our business is uncertain. For information about possible effects, please refer to our Risk Factor titled “Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.”

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

•Cancellations, which reduce IIF. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values compared to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Home price appreciation will increase cancellations if sufficient home equity is achieved, including under HOPA and broader GSE guidelines that consider a home’s current value. Cancellations also result from policy rescissions, which require us to return any premiums received on the rescinded policies and claim payments, which require us to return any premium received on the related policies from the date of default on the insured loans. Cancellations of single premium policies, which are generally non-refundable, result in immediate recognition of any remaining unearned premium.

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimate of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 2020 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Pandemics, including COVID-19, and other natural disasters may result in

MGIC Investment Corporation - Q3 2021 | 40

delinquencies not following the typical pattern. Losses incurred are generally affected by:

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

MGIC Investment Corporation - Q3 2021 | 41

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

MGIC Investment Corporation - Q3 2021 | 42

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended September 30,
	2021			2020
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$199,732	$41,755	$157,977	$164,329	$33,518	$130,811
Adjustments:
Loss on debt extinguishment	—	—	—	26,736	5,615	21,121
Net realized investment (gains) losses	(1,115)	(234)	(881)	(2,624)	(551)	(2,073)
Adjusted pre-tax operating income / Adjusted net operating income	$198,617	$41,521	$157,096	$188,441	$38,582	$149,859

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			353,557			357,195

Net income per diluted share			$0.46			$0.38
Loss on debt extinguishment			—			0.06
Net realized investment (gains) losses			—			(0.01)
Adjusted net operating income per diluted share			$0.46			$0.43

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Nine Months Ended September 30,
	2021			2020
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$583,217	$122,168	$461,049	$369,051	$74,388	$294,663
Adjustments:
Loss on debt extinguishment	—	—	—	26,736	5,615	21,121
Net realized investment (gains) losses	(5,665)	(1,190)	(4,475)	(10,773)	(2,262)	(8,511)
Adjusted pre-tax operating income / Adjusted net operating income	$577,552	$120,978	$456,574	$385,014	$77,741	$307,273

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			355,481			360,389

Net income per diluted share			$1.33			$0.85
Loss on debt extinguishment			—			0.06
Net realized investment (gains) losses			(0.01)			(0.02)
Adjusted net operating income per diluted share			$1.32			$0.89

MGIC Investment Corporation - Q3 2021 | 43

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

NIW for the third quarter of 2021 was $28.7 billion (Q3 2020: $32.8 billion) and for the first nine months of 2021 was $93.1 billion (YTD 2020: $78.9 billion). The decrease for the three months ended September 30, 2021, compared to the prior period, is primarily due to a decrease in the refinance market. The increase for the nine months ended September 30, 2021, compared to the prior periods, was primarily driven by the increase in the mortgage origination market.

Over the next several quarters, we expect refinance activity to remain low and purchase activity, while lower than what we experienced in recent quarters, to remain strong.

The following tables present characteristics of our primary NIW for the three and nine months ended September 30, 2021 and 2020.

Primary NIW by FICO score
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2021	2020	2021	2020
760 and greater	46.8%	47.5%	45.7%	46.9%
740 - 759	17.4%	17.4%	17.5%	18.7%
720 - 739	13.3%	13.1%	13.7%	13.4%
700 - 719	10.4%	10.2%	11.1%	10.1%
680 - 699	7.1%	7.6%	7.3%	7.2%
660 - 679	2.9%	2.2%	2.6%	2.0%
640 - 659	1.5%	1.2%	1.6%	1.1%
639 and less	0.6%	0.8%	0.5%	0.6%

Primary NIW by loan-to-value
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2021	2020	2021	2020
95.01% and above	13.0%	9.1%	10.9%	8.7%
90.01% to 95.00%	45.8%	39.2%	40.9%	39.9%
85.01% to 90.00%	29.0%	32.0%	30.9%	31.7%
80.01% to 85%	12.2%	19.7%	17.3%	19.7%

Primary NIW by debt-to-income ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2021	2020	2021	2020
45.01% and above	14.7%	10.8%	13.1%	11.2%
38.01% to 45.00%	29.4%	31.3%	29.6%	31.1%
38.00% and below	56.0%	57.9%	57.3%	57.7%

Primary NIW by policy payment type
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2021	2020	2021	2020
Monthly premiums	92.3%	93.3%	92.1%	89.6%
Single premiums	7.6%	6.6%	7.9%	10.3%
Annual premiums	0.1%	0.1%	0.0%	1.0%

Primary NIW by type of mortgage
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2021	2020	2021	2020
Purchases	89.7%	68.7%	76.0%	63.6%
Refinances	10.3%	31.3%	24.0%	36.4%

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

Persistency. Our persistency was 59.5% at September 30, 2021 compared to 60.5% at December 31, 2020 and 64.5% at September 30, 2020. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2021	2020	2021	2020
NIW	$28.7	$32.8	$93.1	$78.9
Cancellations	(22.3)	(24.4)	(71.3)	(62.3)
Increase in primary IIF	$6.4	$8.4	$21.8	$16.6

Direct primary IIF as of September 30,	$268.4	$238.9	$268.4	$238.9
Direct primary RIF as of September 30,	$67.2	$60.4	$67.2	$60.4

MGIC Investment Corporation - Q3 2021 | 44

Credit profile of our primary RIF
The proportion of our total primary RIF written after 2008 has been steadily increasing in proportion to our total primary RIF. Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. HARP allowed borrowers who were not delinquent, but who may not otherwise have been able to refinance their loans under the current GSE underwriting standards due to, for example, the current LTV exceeding 100%, to refinance and lower their note rate. As of September 30, 2021, our modifications accounted for 5.9% of our total RIF, compared to 7.8% at December 31, 2020. Loans associated with 86% of all our modifications were current as of September 30, 2021.

The following table sets forth certain statistics associated with our primary IIF and RIF as of September 30, 2021:

Primary insurance in force and risk in force by policy year
(in millions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (1)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1,912	0.7%	$531	0.9%	7.3%	12.3%	0.5%	NM
2005-2008	15,226	5.7%	4,039	6.0%	6.9%	11.7%	3.9%	6.3%
2009-2015	12,451	4.6%	3,391	5.0%	4.3%	5.2%	14.3%	7.0%
2016	11,157	4.2%	2,971	4.4%	3.9%	4.0%	14.2%	23.2%
2017	12,459	4.6%	3,202	4.8%	4.2%	5.3%	26.0%	25.3%
2018	12,834	4.8%	3,255	4.8%	4.8%	6.1%	25.0%	25.6%
2019	26,912	10.0%	6,807	10.1%	4.1%	3.4%	27.1%	41.4%
2020	89,962	33.5%	21,731	32.3%	3.2%	1.0%	27.9%	78.7%
2021	85,529	31.9%	21,310	31.7%	3.0%	0.2%	25.5%	97.6%
Total	$268,442	100.0%	$67,237	100.0%
(1)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $313 million ($207 million on pool policies with aggregate loss limits and $106 million on pool policies without aggregate loss limits) at September 30, 2021 compared to $340 million ($210 million on pool policies with aggregate loss limits and $130 million on pool policies without aggregate loss limits) at December 31, 2020. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $326 million and $287 million as of September 30, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation - Q3 2021 | 45

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2021 and 2020.

Revenues

Revenues
	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Net premiums written	$247.6	$228.0	9	$730.8	$695.3	5

Net premiums earned	$254.8	$256.1	(1)	$761.4	$760.6	—
Investment income, net of expenses	38.3	37.3	3	117.3	118.3	(1)
Net realized investment gains	1.0	2.3	(57)	5.4	10.9	(50)
Other revenue	1.6	0.4	N/M	7.4	7.2	4
Total revenues	$295.7	$296.1	—	$891.6	$897.0	(1)
Net premiums written and earned
Comparative quarterly results
NPW increased for the three months ended September 30, 2021 compared with the prior year. The increase in NPW was due to an increase in insurance inforce and a decrease in ceded premiums written, net of profit commission, partially offset by a decrease in the premium yield. NPE decreased slightly for the three months ended September 30, 2021 compared with the prior year due to a decrease in accelerated premiums earned from single premium policy cancellations given the decrease in refinance activity, partially offset by the increase in net premiums written.

Comparative year to date results
NPW and NPE increased for the nine months ended September 30, 2021 compared with the prior year. The increase in NPW was due to an increase in insurance inforce and a decrease in ceded premiums written, net of profit commission, partially offset by a decrease in the premium yield. NPE increased slightly as a result of higher NPW, offset by a decrease in accelerated premiums earned from single premium policy cancellations given the decrease in refinance activity.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is NPE divided by average IIF during the period and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for the three and nine months ended September 30, 2021 and from the respective prior year period.

Premium Yield

		Three Months Ended September 30,		Nine Months Ended September 30,
(in basis points)		2021	2020	2021	2020
In force portfolio yield	(1)	41.8	46.3	42.7	47.5
Premium refunds		(1.0)	(0.6)	(0.7)	(0.5)
Accelerated earnings on single premium policies		2.5	5.5	3.3	4.8
Total direct premium yield		43.3	51.2	45.3	51.8
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(4.9)	(7.6)	(5.9)	(7.8)
Net premium yield		38.4	43.6	39.4	44.0

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps for the nine months ended September 30, 2021 compared to 0.5 bps for the nine months ended September 30, 2020.

MGIC Investment Corporation - Q3 2021 | 46

Factors that impacted our net premium yield include the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, the availability of reinsurance, and certain policies undergoing premium rate resets on their ten-year anniversaries.
Premium Refunds
è	Premium refunds adversely impact our net premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory.
Accelerated earnings on single premium policies
è	Accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to refinancing activity, increase our yield.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our net premium yield. Ceded premiums earned, net of profit commission, are associated with the QSR Transactions and the Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance Transactions “ below for further discussion on our reinsurance transactions.

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

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we are currently experiencing. As a result, lower levels of ceded losses result in less benefit from ceded losses and a higher profit commission; higher levels of ceded losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our quota share reinsurance transactions for 2021 and 2020.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Ceded premiums written and earned, net of profit commission	$22,911	$43,448	$90,284	$131,651
% of direct premiums written	8%	16%	11%	16%
% of direct premiums earned	8%	14%	10%	15%
Profit commission	$45,078	$17,191	$108,000	$45,939
Ceding commissions	$13,599	$12,128	$39,657	$35,518
Ceded losses incurred	$(3,598)	$20,707	$13,710	$65,493

Mortgage insurance portfolio:
Ceded RIF (Dollars in millions)
2015 QSR			$1,029	$1,901
2017 QSR			823	1,578
2018 QSR			827	1,584
2019 QSR			1,771	3,176
2020 QSR			5,118	4,447
2021 QSR			5,714	—
Credit Union QSR			1,418	517
Total ceded RIF			$16,700	$13,203

Ceded losses incurred for the three and nine months ended September 30, 2021 reflect favorable loss reserve development on previously received notices primarily due to the decrease in the claim rate on pre-COVID-19 delinquencies notices and a decrease in new delinquency notices reported on insurance covered by our QSR Transactions. Ceded loss incurred for the three and nine months ended September 30, 2020 reflect the increase in new delinquency notices due to the impact of the COVID-19 pandemic on insurance covered by our QSR Transactions. See "Losses Incurred, net” below for discussion of our loss reserves.

We have elected to terminate our 2017 QSR and 2018 QSR Transactions effective December 31, 2021 and will incur an early termination fee of $5 million at December 31, 2021.

MGIC Investment Corporation - Q3 2021 | 47

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NIW subject to QSR Transactions	85.0%	76.0%	80.0%	74.2%
New Risk Written subject to QSR Transactions	89.5%	87.0%	91.9%	85.1%
IIF subject to QSR Transactions	77.0%	76.5%	77.0%	76.5%
RIF subject to QSR Transactions	83.9%	81.6%	83.9%	81.6%

The increase in NIW and new risk written subject to quota share reinsurance increased for the three and nine months ended September 30, 2021 compared to the same periods of the prior year primarily due to a decrease in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 year, which generally have lower coverage percentages, and are excluded from the QSR Transactions.

As of September 30, 2021, the weighted average coverage percentage of our QSR transactions was 29% based on RIF.

Excess of loss reinsurance
As of September 30, 2021 our excess of loss reinsurance provided $1.5 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through May 28, 2021; all dates inclusive. For the reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

As of September 30, 2021, the remaining first layer retention and remaining excess of loss reinsurance coverage under our Home Re Transactions was as follows.

($ In thousands)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverage
Home Re 2018-1	$165,434	$218,343
Home Re 2019-1	184,007	208,146
Home Re 2020-1	275,268	288,777
Home Re 2021-1	211,159	398,848
Home Re 2021-2	190,159	398,429
We ceded premiums of $12.1 million and $32.4 million for the three and nine months ended September 30, 2021, respectively, and $3.7 million and $12.8 million for the three and nine months ended September 30, 2020, respectively.

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

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of September 30, 2021 a "Trigger Event" is in effect on our Home Re 2018-1 and 2019-1 transactions because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded 4% of the total reinsured principal balance of loans under each transaction. A “Trigger Event” has occurred on our Home Re 2021-1 and Home Re 2021-2 transactions because the credit enhancement of the most senior tranche is less than the target credit enhancement. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our excess of loss reinsurance.

Investment income
Comparative quarterly and year to date results
Net investment income in the three and nine months ended September 30, 2021 was $38.3 million and $117.3 million, respectively. Net investment income in the three and nine months ended September 30, 2020 was $37.3 million and $118.3 million. respectively. Net investment income was impacted by lower investment yields, offset by an increase in the investment portfolio.

Losses and expenses

Losses and expenses
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Losses incurred, net	$20.8	$40.7	$89.6	$319.0
Amortization of deferred policy acquisition costs	3.3	3.3	9.0	8.7
Other underwriting and operating expenses, net	53.9	45.3	155.8	131.8
Loss on debt extinguishment	—	26.7	—	26.7
Interest expense	18.0	15.7	54.0	41.6
Total losses and expenses	$96.0	$131.7	$308.4	$527.8

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

MGIC Investment Corporation - Q3 2021 | 48

IBNR reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but not yet reported to us. IBNR reserves are established using estimated claim rates and claim severities.

Estimation of losses is inherently judgmental. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment and the continued impact of the COVID-19 pandemic, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, the impact of past and future government initiatives and actions taken by the GSEs (including mortgage forbearance programs and foreclosure moratoriums), and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in the future will also be dependent on the number of loans reported to us as delinquent.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. Changes in economic circumstances, including those associated with the COVID-19 pandemic, affected this pattern starting in the second quarter of 2020.

As discussed in our Risk Factor titled “The Covid-19 pandemic may continue to materially impact our financial results and may also materially impact our business, liquidity and financial condition" the impact of the COVID-19 pandemic on our future incurred losses is uncertain and may be material. As discussed in our risk factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of September 30, 2021 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Comparative quarterly results
Losses incurred, net in the third quarter of 2021 were $20.8 million compared to $40.7 million in the prior year. The decrease is primarily due to a 53% reduction in new delinquency notices received in the third quarter of 2021 compared to the prior year primarily reflecting the impact of the COVID-19 pandemic in the third quarter of 2020. In addition, our re-estimation of reserves on previous delinquencies resulted in $18 million of favorable loss development in the third quarter of 2021 primarily attributable to delinquencies received prior to the start of the COVID-19 pandemic, compared to insignificant loss reserve development in the third quarter of 2020. The favorable loss development in the third quarter of 2021 was partially offset by adverse development on LAE reserves and reinsurance. In the third quarter of 2020, our incurred but not reported, or IBNR reserve decreased by $27.

Comparative year to date results
Losses incurred, net in the nine months ended September 30, 2021 were $89.6 million compared to $319.0 million in the prior year period. The decrease is primarily due to a 65% reduction in new delinquency notices received in the first nine months of 2021 compared to the prior year. New delinquency notices increased in 2020 due to the impact of the COVID-19 pandemic and the macroeconomic environment. In addition, in the first nine months of 2021 our re-estimation of reserves on previous delinquencies resulted in favorable loss development primarily attributable to delinquency notices received prior to the start of the COVID-19 pandemic. This was partially offset by the recognition of a probable loss of $6.3 million related to litigation of our claims paying practice. For the nine months ended September 30, 2020 we experienced adverse loss development on previously received delinquencies.

Composition of losses incurred
	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	% Change	2021	2020	% Change
Current year / New notices	$28.5	$36.2	(21)	$95.6	$301.7	(68)
Prior year reserve development	(7.7)	4.5	(271)	(6.0)	17.3	(135)
Losses incurred, net	$20.8	$40.7	(49)	$89.6	$319.0	(72)

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The decrease in the loss ratio for the three and nine months ended September 30, 2021 compared to the respective prior year periods was primarily due to a decrease in losses incurred discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss ratio	8.1%	15.9%	11.8%	41.9%

MGIC Investment Corporation - Q3 2021 | 49

New notice claim rate
The number of new delinquency notices received for the three months ended September 30, 2021 was below pre-COVID-19 pandemic levels and decreased 53% from the same period last year as new notice activity in the third quarter of 2020 was impacted by the COVID-19 pandemic. The new notice claim rate for the three months ended September 30, 2021 was consistent with the quarters ended December 31, 2020 through June 30, 2021.

Many of the loans in our delinquency inventory have entered forbearance plans. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices compared to home prices at the time of placement of coverage. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe substantially all forbearances are related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. As of September 30, 2021, 48% of our delinquency inventory was in such plans.

New notices and delinquency inventory during the period
September 30, 2021
Policy Year	New Notices for the Three Months Ended	New Notices for the Nine Months Ended	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	941	2,899	2,915	19.1%	20
2005-2008	3,093	9,747	11,854	27.0%	19
2009-2015	946	3,138	4,047	49.3%	12
2016	500	1,867	2,468	59.6%	12
2017	771	2,647	3,656	60.1%	12
2018	848	3,029	4,197	61.7%	11
2019	852	3,272	4,165	68.5%	11
2020	1,286	4,352	3,465	77.1%	8
2021	625	958	612	43.0%	3
Total	9,862	31,909	37,379	47.6%	14
Claim rate on new notices (1)	8%	8%

September 30, 2020
Policy Year	New Notices for the Three Months Ended	New Notices for the Nine Months Ended	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	1,179	4,884	4,021	26.7%	16
2005-2008	5,283	22,519	18,203	41.5%	13
2009-2015	2,518	11,844	8,019	71.3%	6
2016	1,726	8,366	5,552	80.9%	5
2017	2,430	11,588	7,832	81.4%	5
2018	2,789	13,161	8,599	83.7%	5
2019	3,344	14,966	9,494	88.2%	5
2020	1,655	3,578	2,698	88.1%	4
Total	20,924	90,906	64,418	67.0%	8
Claim rate on new notices (1)	8%	7%

(1) - Claim rate is the respective quarter or year to date weighted average rate and is rounded to the nearest whole percent.

MGIC Investment Corporation - Q3 2021 | 50

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

As discussed in Note 11 - “Loss Reserves,” our loss reserves estimates take into consideration current trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. In light of the forbearance and foreclosure moratorium programs associated with the COVID-19 pandemic, the average number of missed payments at the time a claim is received and expected to be received will increase in 2021. Although foreclosure moratoriums are expiring, under a CFPB rule that is generally effective through December 31, 2021, with limited exceptions, servicers must ensure that at least one temporary safeguard has been met before referring 120-day delinquent loans for foreclosure.

The majority of loans prior to 2008 (which represent 40% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2021	$42,468	$36,138	85.1%	34
Q2 2021	40,300	34,068	84.5%	36
Q1 2021	46,807	36,725	78.5%	34
Q4 2020	48,321	40,412	83.6%	32
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33
Q4 2019	46,076	46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2021, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the reserve amount by approximately +/- $17 million. A 1 percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $22 million.

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

MGIC Investment Corporation - Q3 2021 | 51

Delinquency inventory - number of payments delinquent
	September 30, 2021	December 31, 2020	September 30, 2020
3 payments or less	8,911	14,183	18,541
4-11 payments	11,165	35,977	38,999
12 payments or more (1)	17,303	7,550	6,878
Total	37,379	57,710	64,418

3 payments or less	24%	25%	29%
4-11 payments	30%	62%	60%
12 payments or more	46%	13%	11%
Total	100%	100%	100%
(1)Approximately 11%, 25%, and 27% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended September 30, 2021 increased by $2 million or 11% compared to the same period in the prior year primarily due to NPL settlement activity during the quarter, partially offset by lower claim activity on our primary business due to foreclosure moratoriums and payment forbearance plans in place. Net losses and LAE paid in the nine months ended September 30, 2021 decreased by $47 million, or 49%, compared to the same period in the prior year primarily due to lower claim activity on our primary business due to foreclosure moratoriums and payment forbearance plans in place. While foreclosure moratoriums and payment forbearance plans remain in place, net losses and LAE paid are expected to continue to be lower. As the various moratorium and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2021 and 2020.

Net losses and LAE paid
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total primary (excluding settlements)	$11	$15	$34	$86
Claims paying practices and NPL settlements (1)	7	—	7	—
Pool	—	—	—	1
Direct losses paid	18	15	41	87
Reinsurance	(1)	—	(2)	(3)
Net losses paid	17	15	39	84
LAE	3	3	10	12
Net losses and LAE paid	$20	$18	$49	$96
(1) See Note 11- “Loss Reserves,” for additional information on our settlements of disputes for claims paying practices and commutations of NPLs.

MGIC Investment Corporation - Q3 2021 | 52

Primary claims paid for the top 15 jurisdictions (based on 2021 primary losses paid excluding settlements) and all other jurisdictions for the three and nine months ended September 30, 2021 and 2020 appears in the following table.

Paid losses by jurisdiction
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Puerto Rico *	$2	$—	$4	$4
Florida *	1	1	4	11
New York *	1	2	4	10
Illinois *	1	1	4	7
New Jersey *	1	2	2	8
Maryland	1	2	2	6
Pennsylvania *	—	1	1	4
Ohio *	—	—	1	3
Connecticut *	1	—	1	1
Massachusetts *	—	—	1	2
Indiana *	—	—	1	1
Louisiana *	—	—	1	1
Iowa *	—	—	1	1
Virginia	—	—	1	2
Wisconsin	—	—	—	1
All other jurisdictions	3	6	6	24
Total primary (excluding settlements)	$11	$15	$34	$86
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed

The primary average claim paid for the top 5 states (based on 2021 primarily losses paid excluding settlements) for the three and nine months ended September 30, 2021 and 2020 appears in the following table.

Primary average claim paid
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Puerto Rico *	$44,216	$37,461	$43,241	$42,994
Florida *	50,289	47,396	45,228	60,127
New York *	102,509	105,666	102,129	108,235
Illinois *	37,233	46,369	34,017	43,195
New Jersey *	117,925	85,792	81,226	97,866
All other jurisdictions	25,393	32,472	26,483	35,109
All jurisdictions	$36,138	$40,600	$35,580	$44,464
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q3 2021 | 53

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at September 30, 2021, December 31, 2020 and September 30, 2020 for the top 5 jurisdictions (based on the September 30, 2021 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	September 30, 2021	December 31, 2020	September 30, 2020
Florida	$57,029	$56,956	$57,929
Texas	52,220	53,194	54,111
Illinois	40,947	41,451	43,251
California	89,449	89,202	89,569
New York	75,473	73,509	74,300
All other jurisdictions	48,374	49,888	51,292
All jurisdictions	$52,744	$53,804	$55,191

The primary average RIF on all loans was $57,867, $54,891, and $54,307 at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

Loss reserves
Our primary delinquency rate at September 30, 2021 was 3.20% (YE 2020: 5.11%, September 30, 2020: 5.79%). Our primary delinquency inventory was 37,379 loans at September 30, 2021, representing a decrease of 35% from December 31, 2020 and 42% from September 30, 2020. As of September 30, 2021, 48% of our delinquency inventory were reported to us as subject to forbearance plans. We believe substantially all represent forbearance plans related to COVID-19. Generally, a defaulted loan with fewer missed payments is less likely to result in a claim. Prior to 2020, we experienced a decline in the number of delinquencies in inventory with twelve or more missed payments. The increase at September 30, 2021 of delinquencies with twelve or more missed payment is due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic. (See Note 11- “Loss Reserves,” table 11.4) Given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan’s delinquency will cure when its forbearance plan ends will depend on the economic circumstances of the borrower at that time.

MGIC Investment Corporation - Q3 2021 | 54

The gross reserves at September 30, 2021, December 31, 2020, and September 30, 2020 appear in the table below.

Gross reserves
	September 30, 2021		December 31, 2020		September 30, 2020
Primary:
Direct case loss reserves (in millions)	$840		$789		$745
Direct IBNR and LAE reserves	86		82		86
Total primary direct loss reserves	$926		$871		$831

Ending delinquent inventory		37,379		57,710		64,418
Percentage of loans delinquent (delinquency rate)		3.20%		5.11%		5.79%
Average total primary loss reserves per delinquency		$24,597		$15,100		$12,907
Primary claims received inventory included in ending delinquent inventory		154		159		172

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$5		$6		$6
Without aggregate loss limits	2		2		2
Total pool direct loss reserves	$7		$8		$8

Ending default inventory:
With aggregate loss limits		344		442		211
Without aggregate loss limits		195		238		139
Total pool ending delinquent inventory		539		680		350
Pool claims received inventory included in ending delinquent inventory		6		10		5
Other gross reserves (2) (in millions)	$—		$2		$1
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.
(2)Other Gross Reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

MGIC Investment Corporation - Q3 2021 | 55

The primary delinquency inventory for the top 15 jurisdictions (based on September 30, 2021 delinquency inventory) at September 30, 2021, December 31, 2020 and September 30, 2020 appears in the following table.

Primary delinquency inventory by jurisdiction
	September 30, 2021	December 31, 2020	September 30, 2020
Florida *	3,401	5,936	6,900
Texas	2,964	4,617	4,956
Illinois *	2,370	3,460	3,831
California	2,218	3,584	4,209
New York *	1,808	2,416	2,655
Pennsylvania *	1,768	2,593	2,843
Ohio *	1,657	2,541	2,745
Georgia	1,439	2,422	2,703
New Jersey *	1,325	1,960	2,263
Michigan	1,221	1,842	2,107
North Carolina	1,090	1,686	1,916
Maryland	1,053	1,556	1,726
Virginia	871	1,377	1,561
Minnesota	840	1,234	1,277
Puerto Rico *	827	1,458	1,896
All other jurisdictions	12,527	19,028	20,830
Total	37,379	57,710	64,418
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at September 30, 2021, December 31, 2020 and September 30, 2020 appears in the following table.

Primary delinquency inventory by policy year
	September 30, 2021	December 31, 2020	September 30, 2020
Policy year:
2004 and prior	2,915	3,885	4,021
2004 and prior %	8%	6%	6%
2005	1,792	2,462	2,560
2006	3,148	4,265	4,568
2007	5,437	8,011	8,511
2008	1,477	2,346	2,564
2005 - 2008%	32%	30%	28%
2009	97	159	180
2010	67	99	111
2011	96	151	175
2012	188	357	431
2013	551	929	1,077
2014	1,231	2,089	2,393
2015	1,817	3,133	3,652
2009 - 2015%	11%	12%	13%
2016	2,468	4,599	5,552
2017	3,656	6,746	7,832
2018	4,197	7,468	8,599
2019	4,165	7,929	9,494
2020	3,465	3,082	2,698
2021	612	—	—
2016 and later %	49%	52%	53%

Total	37,379	57,710	64,418

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions, including the impacts of the COVID-19 pandemic, can result in increasing claims following a period of declining claims. As of September 30, 2021, 74% of our primary RIF was written subsequent to December 31, 2018, 79% of our primary RIF was written subsequent to December 31, 2017, and 84% of our primary RIF was written subsequent to December 31, 2016.

COVID-19 Delinquency Activity
At March 31, 2020, before the COVID-19 pandemic impacted our delinquency inventory, our delinquency inventory was 27,384. As a result of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19, we experienced an increase in our delinquency inventory

Forbearance programs enacted by the GSEs provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. The forbearance information provided by the GSEs will be with respect to

MGIC Investment Corporation - Q3 2021 | 56

delinquent loans in forbearance as of the prior month-end, while the information provided by loan servicers may be more current. As of September 30, 2021, December 31, 2020, and September 30, 2020, 48%, 62%, and 67%, respectively, of our delinquency inventory was reported as subject to a forbearance plan. We believe substantially all represent forbearances related to COVID-19. The following tables present characteristics of our primary delinquency inventory in forbearance plans.
The number of payments that a borrower in forbearance is delinquent as of September 30, 2021, December 31, 2020, and September 30, 2020 is shown in the following table.

Forbearance Delinquency inventory - number of payments delinquent
	September 30, 2021	December 31, 2020	September 30, 2020
3 payments or less	2,646	6,580	10,554
4-11 payments	6,642	28,153	31,919
12 payments or more (1)	8,505	1,145	680
Total	17,793	35,878	43,153

3 payments or less	15%	18%	25%
4-11 payments	37%	79%	73%
12 payments or more	48%	3%	2%
Total	100%	100%	100%

The primary delinquency inventory in forbearance for the top 15 jurisdictions (based on September 30, 2021 delinquency inventory) at September 30, 2021, December 31, 2020 and September 30, 2020 appears in the following table.

Primary delinquency inventory in forbearance by jurisdiction
	September 30, 2021	December 31, 2020	September 30, 2020
Florida *	1,834	4,150	5,140
Texas	1,655	3,285	3,735
Illinois *	1,093	2,162	2,505
California	1,352	2,668	3,399
New York *	661	1,088	1,346
Pennsylvania *	678	1,294	1,607
Ohio *	580	1,228	1,493
Georgia	809	1,721	2,078
New Jersey *	654	1,174	1,498
Michigan	503	1,151	1,417
North Carolina	541	1,081	1,322
Maryland	550	994	1,173
Virginia	479	935	1,170
Minnesota	457	857	931
Puerto Rico *	253	630	1,063
All other jurisdictions	5,694	11,460	13,276
Total	17,793	35,878	43,153

The primary delinquency inventory in forbearance by policy year at September 30, 2021, December 31, 2020 and September 30, 2020 appears in the following table.

Primary delinquency inventory in forbearance by policy year
	September 30, 2021	December 31, 2020	September 30, 2020
Policy year:
2004 and prior	557	937	1,073
2004 and prior %	3%	3%	2%
2005	397	671	706
2006	756	1,293	1,462
2007	1,524	3,330	3,980
2008	520	1,197	1,405
2005 - 2008%	18%	18%	18%
2009	37	84	95
2010	18	38	52
2011	32	66	90
2012	90	229	290
2013	242	583	744
2014	598	1,389	1,706
2015	976	2,180	2,739
2009 - 2015%	11%	13%	13%
2016	1,471	3,490	4,493
2017	2,198	5,180	6,377
2018	2,589	5,927	7,195
2019	2,852	6,670	8,369
2020	2,673	2,614	2,377
2021	263	—	—
2016 and later %	68%	67%	67%

Total	17,793	35,878	43,153

MGIC Investment Corporation - Q3 2021 | 57

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended September 30, 2021 were $53.9 million, an increase from $45.3 million in the prior year period. Underwriting and other expenses, net for the nine months ended September 30, 2021 were $155.8 million, an increase from $131.8 million in the prior year period. Underwriting and other expenses, net increased during the three and nine months ended September 30, 2021 compared with the same periods in the prior year primarily due to increases in professional and consulting services related to our investments in our infrastructure and increases in employee compensation costs, including equity-based compensation. For the nine months ended September 30, 2021, these increases were partially offset by an increase in ceding commission.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Underwriting expense ratio	21.9%	20.2%	21.3%	19.1%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to NPW. The underwriting expense ratio in the three and nine months ended September 30, 2021 increased due to an increase in underwriting expenses, only partially offset by the effects of the increase in NPW when compared with the same periods in the prior year.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except rate)	2021	2020	2021	2020
Income before tax	$199.7	$164.3	$583.2	$369.1
Provision for income taxes	$41.8	$33.5	$122.2	$74.4
Effective tax rate	20.9%	20.4%	21.0%	20.2%

Our effective tax rate for the three and nine months ended September 30, 2021 approximated the statutory tax rate of 21%. The difference between our statutory tax rate of 21% and our effective tax rate of 20.4% and 20.2% for the three and nine months ended September 30, 2020, respectively, was primarily due to the benefits of tax preferenced securities.

MGIC Investment Corporation - Q3 2021 | 58

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of September 30, 2021 and December 31, 2020, total assets were $7.5 billion and $7.4 billion, respectively, and total liabilities at each date were $2.6 billion and $2.7 billion, respectively. Shareholders’ equity was $4.9 billion as of September 30, 2021 and $4.7 billion as of December 31, 2020. The increase in shareholders’ equity represents net income in the first nine months of 2021, partially offset by repurchases of our common stock, a decrease in unrealized gains and dividends paid.

The following sections mainly focus on our cash and cash equivalents, investments and loss reserves as these reflect the major developments in our assets and liabilities since December 31, 2020.

Consolidated balance sheets - Assets
as of September 30, 2021 (In thousands)

●	Cash and cash equivalents	$185,912
●	Investments	6,916,195
●	Premiums receivable	56,388
●	Reinsurance Recoverable	107,029
●	Other assets	245,785

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance decreased to $186 million as of September 30, 2021, from $297 million as of December 31, 2020, as net cash generated from operating activities was used in investing and financing activities.

Consolidated balance sheets - Liabilities and equity
as of September 30, 2021 (In thousands)

●	Loss reserves	$932,909
●	Unearned premiums	256,517
●	Long-term debt	1,244,790
●	Other liabilities	199,673
●	Shareholders’ equity	4,877,420

Loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. Loss reserves increased by 6% to $933 million as of September 30, 2021, from $881 million as of December 31, 2020. Reinsurance recoverables on our estimated losses and settlement expenses were $107 million and $95 million as of September 30, 2021 and December 31, 2020, respectively. The increase in loss reserves is primarily due to additional loss reserves established on new delinquency notices received in the first nine months of 2021, partially offset by a decrease in our re-estimation of reserves on delinquency notices received prior to the start of the COVID-19 pandemic.

Income Taxes - Our current income tax payable was $3.3 million at September 30, 2021 and is included as a component of other liabilities in our consolidated balance sheets. At December 31, 2020, our current income tax receivable was $2.1 million and is included as a component of other assets in our consolidated balance sheets. Our deferred income tax liability was $46.2 million and $60.0 million at September 30, 2021 and December 31, 2020, respectively and is included as a component of other liabilities in our consolidated balance sheets. The decrease in our deferred income tax liability was primarily due to the tax effect of unrealized losses generated

MGIC Investment Corporation - Q3 2021 | 59

by the investment portfolio during the first nine months of 2021.

At September 30, 2021 and December 31, 2020, we owned $382.3 and $271.0 million of tax and loss bonds, respectively. If the federal income tax rate increases, our net deferred income tax liability or asset would increase. In addition, on the effective date of the tax rate increase, we would establish a deferred income tax liability related to tax and loss bonds in an amount equal to the difference between the new federal income tax rate and the 21% federal income tax rate at which the tax and loss bonds were accrued.

Investment portfolio
The average duration and investment yield of our investment portfolio as of September 30, 2021, December 31, 2020, and September 30, 2020 are shown in the table below.

Portfolio duration and embedded investment yield
	September 30, 2021	December 31, 2020	September 30, 2020
Duration (in years)	4.4	4.3	4.1
Pre-tax yield (1)	2.5%	2.6%	2.6%
After-tax yield (1)	2.0%	2.1%	2.2%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of September 30, 2021, December 31, 2020, and September 30, 2020 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
September 30, 2021	19%	25%	35%	21%
December 31, 2020	23%	22%	35%	20%
September 30, 2020	23%	21%	35%	21%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

Off-Balance Sheet Arrangements
We have five special purpose variable interest entities that are not consolidated in our consolidated financial statements because we do not have the unilateral power to direct those activities that are significant to their economic performance. See Note 4 - “Reinsurance,” to our consolidated financial statements for additional information.

MGIC Investment Corporation - Q3 2021 | 60

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

Summary of consolidated cash flows
	Nine Months Ended September 30,
(In thousands)	2021	2020
Total cash provided by (used in):
Operating activities	$512,410	$508,853
Investing activities	(398,173)	(478,059)
Financing activities	(225,005)	188,960
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(110,768)	$219,754
Net cash provided by operating activities for the nine months ended September 30, 2021 increased compared to the same period of 2020 primarily due to a lower level of losses paid, net partially offset by an increase in income taxes paid and an increase in interest payments on our outstanding debt.

Net cash used in investing activities for the nine months ended September 30, 2021 and September 30, 2020 primarily reflects purchases of fixed income and equity securities during the period that exceeded sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment.

Net cash used in financing activities for the nine months ended September 30, 2021 primarily reflects share repurchases and dividends to shareholders. Net cash used in financing activities for the nine months ended September 30, 2020 primarily reflects the issuance of our 5.25% Notes, partially offset by repurchase of a portion of our 5.75% Notes and 9% Debentures, share repurchases and dividends to shareholders.
Capitalization
Debt - holding company
As of September 30, 2021, our holding company’s debt obligations were $1.1 billion in aggregate principal consisting of our 5.75% Notes, 5.25% Notes, and 9% Debentures. In the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures, retiring those 9% Debentures.
Liquidity analysis - holding company
As of September 30, 2021, we had approximately $715.9 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, repurchase debt, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. Under the PMIERs guidance, any dividend paid by MGIC to our holding company through December 31, 2021 requires GSE approval if MGIC's excess of Available Assets is or would become less than 15% of its Minimum Required Assets. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the third quarter of 2021 we paid $27.1 million in dividends to shareholders. On October 28, 2021, our Board of Directors declared a quarterly cash dividend of $0.08 per common share to shareholders of record on November 11, 2021, payable on November 23, 2021.

In the first nine months of 2021, our holding company cash and investments decreased by $131.1 million to $715.9 million as of September 30, 2021.

Significant cash and investments inflows during the first nine months:
•$150.0 million dividends received from MGIC,
•$13.3 million of investment income.

Significant cash outflows during the first nine months:
•$150.0 million of share repurchase transactions,
•$68.3 million in cash dividends paid to shareholders, and
•$57.8 million of interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures.

MGIC Investment Corporation - Q3 2021 | 61

After suspending stock repurchases due to the uncertainty caused by the COVID-19 pandemic, in the third quarter of 2021, we repurchased 10.0 million shares of our common stock using $150 million of holding company cash. As of September 30, 2021 we had remaining authorization to repurchase $141 million of our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. In October, our Board of Directors authorized an additional $500 million common stock repurchase program through the end of 2023. Also in October 2021, we repurchased an additional 3.8 million shares totaling $60 million under the remaining authorization that expires at year end 2021.

MGIC paid a cash dividend of $150 million to our holding company in the nine months ended September 30, 2021, compared with a combined cash and investment security dividend of $390 million in the comparable period of 2020. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about the economic impacts of the COVID-19 pandemic on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

The net unrealized gains on our holding company investment portfolio were approximately $1.4 million at September 30, 2021 and the portfolio had a modified duration of approximately 1.7 years.

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

Capital Adequacy
PMIERs
As of September 30, 2021, MGIC’s Available Assets under the PMIERs totaled approximately $5.8 billion, an excess of approximately $2.6 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.0 billion of capital credit under the PMIERs as of September 30, 2021. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our QSR and Home Re Transactions.

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

Forbearance for federally-insured mortgages allows for mortgage payments to be suspended for up to 18 months: an initial forbearance period of up to six months; if requested by the borrower following contact by the servicers, an extension of up to six months; and for loans in a COVID-19 forbearance plan as of February 28, 2021 an additional six months, subject to certain limits. If a servicer of a loan is unable to contact the borrower regarding an extension of the plan, the forbearance plan will expire. In such case, the 70% reduction in Minimum Required Assets for that loan will no longer be applicable and our Minimum Required Assets will increase.
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

MGIC Investment Corporation - Q3 2021 | 62

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

We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operation basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool risk in force, net of reinsurance and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve, and a portion of the reserves for unearned premiums. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to the contingency reserve of approximately 50% of earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premiums in a calendar year.

MGIC’s separate company risk-to-capital calculation is shown in the table below.

Risk-to-capital - MGIC separate company
(In millions, except ratio)	September 30, 2021	December 31, 2020
RIF - net (1)	$47,558	$44,511
Statutory policyholders’ surplus	1,351	1,336
Statutory contingency reserve	3,919	3,521
Statutory policyholders’ position	$5,270	$4,857
Risk-to-capital	9.0:1	9.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.9 billion at September 30, 2021 and $2.9 billion December 31, 2020) for which loss reserves have been established.

At September 30, 2021 and December 30, 2020, our combined insurance companies’ risk-to-capital calculation was 9.0 to 1 and 9.1 to 1, respectively.

The decrease in MGIC's risk-to-capital and our combined insurance companies’ risk to capital in the first nine months of 2021 was due to an increase in statutory policyholders’ position, partially offset by an increase in RIF, net.

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

MGIC Investment Corporation - Q3 2021 | 63

Contractual Obligations

The following table summarizes, as of September 30, 2021, the approximate future payments under our contractual obligations and estimated claim payments on established loss reserves.

Contractual obligations
	Payments due by period
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$2,316.2	$69.9	$518.1	$105.8	$1,622.4
Operating lease obligations	1.3	0.7	0.6	—	—
Purchase obligations	54.6	36.7	17.9	—	—
Other long-term liabilities	932.9	130.5	401.2	401.2	—
Total	$3,305.0	$237.8	$937.8	$507.0	$1,622.4
Our long-term debt obligations as of September 30, 2021 include their related interest and are discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on data processing equipment and autos, as discussed in Note 16 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Purchase obligations consist primarily of agreements to purchase items related to our continued investment in our information technology infrastructure in the normal course of business.

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

MGIC Investment Corporation - Q3 2021 | 64

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

Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2021, the modified duration of our fixed income investment portfolio was 4.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.4% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2021 | 65

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review Note 5 - “Litigation and Contingencies” to our consolidated financial statements and our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Exhibit 99.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Part II, Item I A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2021 and June 30, 2021. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our NIW is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business. The GSEs are required to submit Equitable Housing Finance Plans to the FHFA by the end of 2021. The plans are to identify and address barriers to sustainable housing opportunities, including the GSEs’ goals and action plans to advance equity in housing finance for the next three years. The GSEs’ action plans will likely change certain of the GSEs’ business practices and those changes may affect the mortgage insurance industry. The GSEs’ business practices that currently affect the mortgage insurance industry include:
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
•The terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law. For more information, see our risk factor titled “Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.”
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
In 2019, under the prior Presidential Administration, the U.S. Treasury Department ("Treasury") released the “Treasury Housing Reform Plan” (the "Plan"). The Plan recommends administrative and legislative reforms for the housing finance system, with such reforms intended, among other things, to achieve the goals of ending the conservatorships of the GSEs. The impact of the Plan on private mortgage insurance is unclear, in part, due to the change in Presidential Administration.

MGIC Investment Corporation - Q3 2021 | 66

As a result of the 2021 change in the Presidential Administration, the June 2021 appointment of a new Acting Director of the FHFA, and the 2021 U.S. Supreme Court decision that allows the President to remove the FHFA Director at will, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Many of the proposed changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.
Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.
The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from monthly and annual premium policies are received each month or year, as applicable, and earned each month over the life of the policy. In each year, most of our premiums earned are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is generally measured by persistency (the percentage of our insurance remaining in force from one year prior), is a significant determinant of our revenues. A higher than expected persistency rate may decrease the profitability from single premium policies because they will remain in force longer and may increase the incidence of claims than was estimated when the policies were written. A low persistency rate on monthly and annual premium policies will reduce future premiums but may also reduce the incidence of claims, while a high persistency on those policies will increase future premiums but may increase the incidence of claims.
Our persistency rate was 59.5% at September 30, 2021, 60.5% at December 31, 2020 and 75.8% at December 31, 2019. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing; and the current amount of equity that borrowers have in the homes underlying our insurance in force. The amount of equity affects persistency in the following ways:
•Borrowers with significant equity may be able to refinance their loans without requiring mortgage insurance.
•The Homeowners Protection Act (“HOPA”) requires servicers to cancel mortgage insurance when a borrower’s LTV ratio meets or is scheduled to meet certain levels, generally based on the original value of the home and subject to various conditions.
•The GSEs’ mortgage insurance cancellation guidelines apply more broadly than HOPA and also consider a home’s current value. For example, borrowers may request cancellation of mortgage insurance based on the home’s current value if certain LTV and seasoning requirements are met and the borrowers have an acceptable payment history. For loans seasoned between two and five years, the LTV ratio must be 75% or less, and for loans seasoned more than five years the LTV ratio must be 80% or less. For more information about the GSEs guidelines and business practices, and how they may change, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”
Our holding company debt obligations materially exceed our holding company cash and investments.
At September 30, 2021, we had approximately $716 million in cash and investments at our holding company and our holding company’s debt obligations were $1.1 billion in aggregate principal amount, consisting of $242 million of 5.75% Senior Notes due in 2023 ("5.75% Notes"), $650 million of 5.25% Senior Notes due 2028 (the 5.25% Notes), and $209 million of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures"). Annual debt service on the 5.75% Notes, 5.25% Notes and 9% Debentures outstanding as of September 30, 2021, is approximately $67 million.
The 5.75% Senior Notes, 5.25% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow, is restricted by insurance regulation, including a requirement that mortgage insurers make annual additions to a contingency reserve of approximately 50% of earned premiums, which, with certain exceptions, must be maintained for ten years. In addition, through December 31, 2021, dividends paid by MGIC to our holding company require GSE approval if MGIC's excess of Available Assets is or would become less than 15% of its Minimum Required Assets. MGIC is the principal source of dividends. We ask the OCI not to object before MGIC pays dividends and, due to the uncertainty surrounding the COVID-19 pandemic, MGIC did not pay dividends of cash and/or investment securities to the holding company from the second quarter of 2020 through the second quarter of 2021; however, in the third quarter of 2020, MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the 9% Debentures, with a fair value of $167 million. MGIC paid a $150 million cash dividend to the holding company in August 2021. GSE approval was not required for the August 2021 dividend. Future dividend payments from MGIC to the holding company will be determined in consultation with the board of directors, and after considering any updated estimates about the economic impacts of the COVID-19 pandemic on our business.
We may, from time to time, repurchase our debt obligations on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In addition, we may redeem our 9% Debentures as discussed in our risk factor titled "Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock."

MGIC Investment Corporation - Q3 2021 | 67

Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In 2020 we repurchased approximately 9.6 million shares of our common stock, using approximately $120 million of holding company resources. After suspending stock repurchases due to the uncertainty caused by the COVID-19 pandemic, in the third quarter of 2021, we repurchased approximately 10.0 million shares, using approximately $150 million of holding company resources. As of September 30, 2021, we had $141 million of authorization remaining to repurchase our common stock through the end of 2021 under a share repurchase program approved by our Board of Directors in January 2020. In October 2021, our Board approved an additional $500 million stock repurchase authorization, which expires at the end of 2023. If any additional capital contributions to our subsidiaries were required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed with the SEC on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
We could be adversely affected if personal information on consumers that we maintain is improperly disclosed, our information technology systems are damaged or their operations are interrupted, or our automated processes do not operate as expected.
As part of our business, we maintain large amounts of personal information of consumers, including on our servers and those of cloud computing services. Federal and state laws designed to promote the protection of such information require businesses that collect or maintain consumer information to adopt information security programs, and to notify individuals, and in some jurisdictions, regulatory authorities, of security breaches involving personally identifiable information. While we have information security policies and systems in place to prevent unauthorized disclosure, there can be no assurance with respect to our systems and those of our third-party vendors that unauthorized disclosure, either through the actions of third parties or employees, will not occur. Unauthorized disclosure could adversely affect our reputation, result in a loss of business and expose us to material claims for damages and may require that we provide free credit monitoring services to individuals affected by a security breach.
We are increasingly reliant on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by third-party cyber attacks, including those involving ransomware. In response to the COVID-19 pandemic, the Company transitioned to a primarily virtual workforce model and will likely continue to operate under a hybrid model in the future. Virtual and hybrid workforce models may be more vulnerable to security breaches. Due to our reliance on information technology systems, including ours and those of our customers and third-party service providers, their damage or interruption could adversely affect our reputation and severely disrupt our operations, which could have a material adverse effect on our business and business prospects.
Should we experience an unauthorized disclosure of information or a cyber attack, including those involving ransomware, some of the costs we incur may not be recoverable through insurance, or legal or other processes, and this may have a material adverse effect on our results of operations.
We are in the process of upgrading certain information systems, and transforming and automating certain business processes, and we continue to enhance our risk-based pricing system and our system for evaluating risk. Certain information systems have been in place for a number of years and it has become increasingly difficult to support their operation. The implementation of technological and business process improvements, as well as their integration with customer and third-party systems when applicable, is complex, expensive and time consuming. If we fail to timely and successfully implement and integrate the new technology systems, if the third party providers to which we are becoming increasingly reliant do not perform as expected, if our legacy systems fail to operate as required, or if the upgraded systems and/or transformed and automated business processes do not operate as expected, it could have a material adverse impact on our business, business prospects and results of operations.

MGIC Investment Corporation - Q3 2021 | 68

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended September 30, 2021.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
July 1, 2021	July 31, 2021	—	$—	—	$290,818,024
August 1, 2021	August 31, 2021	5,021,482	$14.94	5,021,482	$215,818,021
September 1, 2021	September 30, 2021	4,968,886	$15.09	4,968,886	$140,818,034
		9,990,368	$15.01	9,990,368

(1)On January 28, 2020, our Board of Directors authorized a share repurchase program under which we may repurchase $300 million of our common stock through the end of 2021. In October 2021, we received authorization from our Board of Directors to repurchase an additional $500 million of our common stock through the end of 2023. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation - Q3 2021 | 69

Item 5. Other Information

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021, and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2021 | 70

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 3, 2021.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2021 | 71