Form 10-K
period 2021-12-31
MGIC INVESTMENT CORP
filed 2022-02-23
CIK 876437

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue
Milwaukee,	Wisconsin	53202
(Address of principal executive offices)		(Zip Code)
(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1 per share	MTG	New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. : Approximately $4.6 billion*

MGIC Investment Corporation 2021 Form 10-K | 1

* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 18, 2022, there were 315,605,040 shares of common stock of the registrant, par value $1.00 per share, outstanding.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2022 Annual Meeting of Shareholders, provided such Proxy Statement is filed within 120 days after December 31, 2021. If not so filed, the information provided in Items 10 through 14 of Part III will be included in an amended Form 10-K filed within such 120 day period.	Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

MGIC Investment Corporation 2021 Form 10-K | 2

MGIC Investment Corporation and Subsidiaries

MGIC Investment Corporation 2021 Form 10-K | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

MGIC Investment Corporation 2021 Form 10-K | 4

MGIC Investment Corporation and Subsidiaries

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

Home Re Entities
Unaffiliated special purpose insurers domiciled in Bermuda that participate in our aggregate excess of loss reinsurance agreements.

Home Re Transactions
Excess-of-loss reinsurance transactions with the Home Re Entities

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

MGIC Investment Corporation 2021 Form 10-K | 5

MGIC Investment Corporation and Subsidiaries

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
The amount of premiums written, net of premiums assumed and ceded under reinsurance agreements

/ O
OCI
Office of the Commissioner of Insurance of the State of Wisconsin

OTTI
Other than temporary impairment

/ P
Peak-COVID-19 delinquencies
A delinquent loan reported to us in the second and third quarter of 2020

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
A delinquent loan reported to us prior to the second quarter of 2020

Premium Rate
The contractual rate charged for coverage under our insurance policies

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
QSR Transaction
Quota share reinsurance transaction with a group of unaffiliated reinsurers

2015 QSR
Our QSR transaction that provides coverage on eligible NIW written prior to 2017

2017 QSR
Our QSR transaction that provided coverage on eligible NIW in 2017

2018 QSR
Our QSR transaction that provided coverage on eligible NIW in 2018

2019 QSR
Our QSR transaction that provides coverage on eligible NIW in 2019

2020 QSR
Our QSR transactions that provides coverage on eligible NIW in 2020

2021 QSR
Our QSR transactions that provides coverage on eligible NIW in 2021

2022 QSR
Our QSR transactions that provides coverage on eligible NIW in 2022

Credit Union QSR
Our QSR transaction that provides coverage on eligible NIW from credit union institutions originated from April 1, 2020 through December 31, 2025

MGIC Investment Corporation 2021 Form 10-K | 6

MGIC Investment Corporation and Subsidiaries

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
NPE minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation 2021 Form 10-K | 7

Item 1. Business
See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report.

A.    General
We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance, other mortgage credit risk management solutions, and ancillary services. In 2021, our total revenues were $1.2 billion and our primary NIW was $120.2 billion. As of December 31, 2021, our direct primary IIF was $274.4 billion and our direct primary RIF was $69.3 billion. For further information about our results of operations, see our consolidated financial statements in Item 8 and our MD&A in Item 7. As of December 31, 2021, our principal mortgage insurance subsidiary, MGIC, was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. During 2021, we wrote new insurance in each of those jurisdictions.
2022 BUSINESS STRATEGIES
Our business strategies continue to be to 1) maximize the value we create through our mortgage credit enhancement activities; 2) differentiate ourselves through our customer experience; 3) establish a competitive advantage through our digital and analytical capabilities; 4) excel at acquiring, managing and distributing mortgage credit risk and the related capital; 5) maintain financial strength through economic cycles; and 6) foster an environment that embraces diversity and best positions our people to succeed.
2021 ACCOMPLISHMENTS
Following are several of our 2021 accomplishments that furthered our business strategies.
•Earned $635 million of net income ($1.85 per diluted share) for the year, compared to $446 million ($1.29 per diluted share) in 2020.
•Increased primary NIW from $112.1 billion in 2020 to $120.2 billion in 2021 and increased primary IIF by more than 11.3% year-over-year. The NIW is consistent with the Company's risk and return goals.
•Expanded our reinsurance program by reaching favorable terms to secure quota share reinsurance coverage on NIW through 2023, and by executing two insurance linked note transactions, providing a total of $797 million in excess-of-loss reinsurance coverage on a portion of our 2020 and 2021 NIW. These transactions allow us to better manage our risk profile and they provide an alternative source of capital.
•Paid $400 million of cash dividends from MGIC to our holding company, after having temporarily suspended such dividends through mid-2021 as a result of the COVID-19 pandemic. Maintained financial strength and capital flexibility while returning approximately $385 million in capital to shareholders:
◦Repurchased 5.6% of our shares outstanding at the beginning of the year.
◦Increased cash dividends by 33% in the second half of 2021.
•Repurchased $99 million of our 2063 Junior Convertible Debentures, which eliminated approximately 7.5 million potentially dilutive shares.
•Continued to transform our business processes along a number of dimensions, including pricing, data and analytics, inside sales and our underwriting platform.
•Established an Affordable Housing Strategy, which in 2021 included:
•Made significant progress in our diversity, equity and inclusion work, and continued to enhance career developments, talent analytics and financial health capabilities for employees, each as discussed in greater detail below under the heading "Human Capital" in Item 1.G.
COVID-19 RESPONSE
The accomplishments described above were all achieved despite managing through the continuing effects of the COVID-19 pandemic. In addition, the Company's specific response to the COVID-19 pandemic included transitioning our workforce to a flexible hybrid model from the remote work environment, in a second straight year of record-breaking NIW. We continued to position employees to succeed and provide continuing high service levels. We focused on ensuring employee safety, business continuity and legal compliance; and maintained and enhanced morale through extensive authentic communications, collaboration and an environment of support and trust.
OVERVIEW OF THE PRIVATE MORTGAGE INSURANCE INDUSTRY AND ITS OPERATING ENVIRONMENT
We established the modern PMI industry in 1957 to provide a private market alternative to federal government insurance programs. PMI covers losses from homeowner defaults on residential mortgage loans, reducing, and in some instances eliminating, the loss to the insured institution.
Fannie Mae and Freddie Mac have been the major purchasers of the mortgage loans underlying new insurance written by private mortgage insurers. The GSEs purchase residential mortgage loans as part of their governmental mandate to provide liquidity in the secondary mortgage market. The GSEs cannot buy low down payment mortgage loans without certain forms of credit enhancement. Private mortgage insurance has generally been purchased by lenders in primary mortgage market transactions to satisfy this credit enhancement requirement. Therefore, PMI facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs and plays an important role in the housing finance system by assisting consumers, especially first-time and low- and medium-wealth homebuyers, to finance homes with low down payment mortgages. PMI also reduces the regulatory capital that depository institutions are required to hold against certain low down payment mortgages that they hold as assets.
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

MGIC Investment Corporation 2021 Form 10-K | 8

MGIC Investment Corporation and Subsidiaries

process. The FHFA is the conservator of the GSEs and has the authority to control and direct their operations.
The GSEs have been requested to submit Equitable Housing Finance Plans to the FHFA. The plans are to identify and address barriers to sustainable housing opportunities, including the GSEs’ goals and action plans to advance equity in housing finance for the next three years. The action plans, when finalized, may include methods to reduce mortgage costs for historically underserved borrowers, including mortgage insurance costs. The GSEs’ action plans will likely change certain of the GSEs’ business practices and those changes may affect the mortgage insurance industry.
As a result of the matters referred to above, the 2021 change in the Presidential Administration, the June 2021 appointment of a new Acting Director of the FHFA who has also been nominated to become the full-time Director, and the 2021 U.S. Supreme Court decision that allows the President to remove the FHFA Director at will, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Some changes would require Congressional action to implement and it is difficult to estimate when any action would be final and how long any associated phase-in period may last.
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
The COVID-19 pandemic had a material impact on our 2020 financial results. The increased level of unemployment and economic uncertainty resulted in an increase in the number of mortgage delinquencies for which we recorded increased loss reserves. After reaching 14.7% in April 2020, the unemployment rate has continually declined through the end of 2021. The number of delinquent mortgages that we insure has also continually declined through the end of 2021, after reaching its recent peak in June 2020. As a result, our losses incurred significantly decreased in 2021 compared to 2020 and our net income significantly increased. For a discussion of the various ways the COVID-19 pandemic may impact us in the future, see our Risk Factor titled "The COVID-19 pandemic may materially impact our future financial results, business, liquidity and/or financial condition" in Item 1A.
During the first nine months of 2021, $455 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $600 billion for full year 2020 and $384 billion for full year 2019. The 2021 and 2020 volumes were significantly greater than the recent low in 2010 of $70 billion and greater than the volumes of 2001 through 2007 when, on average, approximately $311 billion of mortgages were insured with primary coverage by private mortgage insurers. The high 2021 and 2020 volumes resulted, in part, from historically low interest rates driving sustained borrower demand, including for refinances, and the effect that the COVID-19 pandemic had on demand for homes.
For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA, VA and USDA. The publication Inside Mortgage Finance estimates that in the first three quarters of 2021, the FHA accounted for 23.9% of low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 23.4% in 2020 and 28.2% in 2019. Beginning in 2012, the FHA’s market share has been as low as 23.4% (2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. The focus of the Presidential Administration on equitable housing finance and sustainable housing opportunities increases the likelihood of a reduction in the FHA’s mortgage insurance premium rates. Such a rate reduction would negatively impact our NIW; however, given the many factors that influence the FHA's market share, it is difficult to predict the impact. In addition, we also cannot predict how the factors that affect the FHA’s share of NIW will change in the future.
Inside Mortgage Finance estimates that in the first three quarters of 2021, the VA accounted for 30.9% of all low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 30.9% in 2020 and 25.2% in 2019. Beginning in 2012, the VA's market share has been as low as 22.8% (in 2013) and as high a 30.9% (in 2020 and the first three quarters of 2021). We believe that the VA’s market share has generally been elevated in recent years because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount, and because

MGIC Investment Corporation 2021 Form 10-K | 9

MGIC Investment Corporation and Subsidiaries

eligible borrowers have opted to use the VA program when refinancing their mortgages.
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
In addition to the FHA, VA, other governmental agencies and the alternatives to mortgage insurance discussed above, we compete with other mortgage insurers. The level of competition, including price competition, within the private mortgage insurance industry has remained intense over the past several years. See "Our Products and Services – Sales and Marketing and Competition – Competition" below for more information about the impact on our business of competition in the private mortgage insurance industry.
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
Our revenues and losses may be materially affected by the risk factors that are included in Item 1A of this annual report and are an integral part of this annual report. These risk factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements that relate to matters other than historical fact. Among others, statements that include words such as we “believe,” “anticipate” or “expect,” or words of similar import, are forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No reader of this annual report should rely on these statements being current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.
B. Our Products and Services
MORTGAGE INSURANCE
In general, there are two principal types of private mortgage insurance: “primary” and “pool.”
Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers a percentage of the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure on the mortgage or sale of the underlying property (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure or sale process. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied "single-family" homes, which are one-to-four family homes and condominiums. Primary insurance can be written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.
References in this document to amounts of insurance written or in force, risk written or in force, and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. Our new primary insurance written was $120.2 billion in 2021, compared to $112.1 billion in 2020 and $63.4 billion in 2019. The 2021 increase compared to 2020 reflects an increase in purchase mortgage originations we insured, only partially offset by a decrease in refinance mortgage originations we insured.

MGIC Investment Corporation 2021 Form 10-K | 10

MGIC Investment Corporation and Subsidiaries

The following charts show, on a direct basis, our primary IIF and primary RIF as of December 31 for the years indicated.

Primary insurance and risk in force
(In billions)	2021	2020	2019	2018	2017
Primary IIF	$274.4	$246.6	$222.3	$209.7	$194.9
Primary RIF	69.3	61.8	57.2	54.1	50.3

For loans sold to a GSE, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2021, a substantial majority of our volume was on loans with GSE standard or higher coverage.
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
The percentage of NIW on loans representing refinances was 20% for 2021, compared to 36% for 2020 and 19% for 2019. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be NIW. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and NIW. When a lender and borrower modify a loan rather than replace it with a new one or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans are not included in our NIW.
In addition to varying with the coverage percentage, our premium rates for insurance have varied depending upon the perceived risk of a claim on the insured loan and thus have taken into account, among other things, the LTV ratio, the borrower’s credit score and DTI ratio, the number of borrowers, the property location, the mortgage term and whether the property is the borrower’s primary residence. In 2019 we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. In recent years, the mortgage insurance industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of risk-based pricing systems and customized rate plans, both of which typically have rates lower than the standard rate card. Premium rates cannot be changed after the issuance of coverage.
The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry

MGIC Investment Corporation 2021 Form 10-K | 11

MGIC Investment Corporation and Subsidiaries

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
During 2021, 2020 and 2019, the single premium plan represented approximately 7%, 9% and 16%, respectively, of our NIW. The monthly premium plan represented approximately 93%, 91% and 84%, respectively. The annual premium plan represented less than 1% of NIW in each of those years. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
Pool and Other Insurance. Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the amount of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. As of December 31, 2021, less than 1% of our RIF was associated with pool insurance.
In connection with the GSEs' credit risk transfer programs, we provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs.
MORTGAGE INSURANCE PORTFOLIO
Geographic Dispersion. The following tables reflect the percentage of primary RIF in the top 10 jurisdictions and top 10 core-based statistical areas for the MGIC Book at December 31, 2021. We refer to the insurance that has been written by MGIC (including MGIC Indemnity Corporation, a subsidiary of MGIC, for portions of 2012 and 2013) as the "MGIC Book."

Top 10 jurisdictions – RIF

California	8.2%
Texas	7.4%
Florida	7.0%
Pennsylvania	4.9%
Illinois	4.2%
Virginia	3.8%
Ohio	3.8%
North Carolina	3.7%
Georgia	3.6%
New York	3.5%
Total	50.1%

Top 10 core-based statistical areas – RIF

Washington-Arlington-Alexandria	3.0%
Chicago-Naperville-Arlington Heights	2.7%
Atlanta-Sandy Springs-Roswell	2.7%
Houston-Woodlands-Sugar Land	2.3%
Minneapolis-St. Paul-Bloomington	1.9%
Los Angeles-Long Beach-Glendale	1.7%
Phoenix-Mesa-Scottsdale	1.7%
Philadelphia	1.6%
Dallas-Plano-Irving	1.5%
Riverside-San Bernardino	1.5%
Total	20.6%
The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

MGIC Investment Corporation 2021 Form 10-K | 12

MGIC Investment Corporation and Subsidiaries

Policy Year. The following table sets forth for the MGIC Book the dispersion and certain statistics associated with our primary IIF and RIF as of December 31, 2021, by year(s) of policy origination since we began operations in 1985.

Primary insurance in force and risk in force by policy year
(in thousands)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate %	Cede Rate %	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1,796,359	0.7%	$500,433	0.7%	7.3%	12.6%	0.5%	N.M.
2005-2008	14,050,656	5.1%	3,727,818	5.4%	6.9%	11.5%	3.8%	5.8%
2009-2015	10,518,016	3.8%	2,864,823	4.1%	4.3%	5.0%	14.3%	5.9%
2016	9,755,569	3.6%	2,600,952	3.8%	3.9%	3.7%	13.0%	20.3%
2017	10,967,734	4.0%	2,830,652	4.1%	4.2%	4.8%	0.1%	22.3%
2018	11,132,886	4.1%	2,827,458	4.1%	4.8%	5.6%	0.9%	22.2%
2019	23,282,490	8.5%	5,902,427	8.5%	4.1%	3.1%	27.1%	35.8%
2020	82,920,688	30.1%	20,163,569	29.0%	3.2%	1.0%	28.0%	72.5%
2021	109,980,004	40.1%	27,919,338	40.3%	3.1%	0.3%	29.0%	95.9%
Total	$274,404,402	100.0%	$69,337,470	100.0%

MGIC Investment Corporation 2021 Form 10-K | 13

MGIC Investment Corporation and Subsidiaries

Product Characteristics. The following table reflects, at the dates and by the categories indicated, the total dollar amount of primary RIF for the MGIC Book and the percentage of that primary RIF, as determined on the basis of information available on the date of mortgage origination.

Characteristics of primary risk in force

	December 31, 2021	December 31, 2020
Primary RIF (In millions):	$69,337	$61,812
Loan-to-value ratios:
95.01% and above	14.7%	14.7%
90.01 - 95.00%	50.4%	50.1%
85.01 - 90.00%	28.1%	28.3%
80.01 - 85.00%	6.4%	6.4%
80% and below	0.4%	0.5%
Total	100.0%	100.0%
Debt-to-income ratios:
45.01% and above	13.6%	14.2%
38.01% - 45.00%	31.5%	33.4%
38% and below	54.9%	52.4%
Total	100.0%	100.0%
Loan Type:
Fixed(1)	99.4%	99.2%
ARMs(2)	0.6%	0.8%
Total	100.0%	100.0%
Original Insured Loan Amount:(3)
Conforming loan limit and below	97.5%	97.4%
Non-conforming	2.5%	2.6%
Total	100.0%	100.0%
Mortgage Term:
15-years and under	1.7%	1.8%
Over 15 years	98.3%	98.2%
Total	100.0%	100.0%
Property Type:
Single-family detached	86.9%	87.6%
Condominium/Townhouse/Other attached	12.4%	11.7%
Other(4)	0.7%	0.7%
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	97.4%	97.6%
Second home	2.4%	2.1%
Investor property	0.2%	0.3%
Total	100.0%	100.0%
Documentation:
Reduced:(5)
Stated	0.7%	1.0%
No	0.3%	0.2%
Full documentation	99.0%	98.8%
Total	100.0%	100.0%

MGIC Investment Corporation 2021 Form 10-K | 14

MGIC Investment Corporation and Subsidiaries

Characteristics of primary risk in force

	December 31, 2021	December 31, 2020
FICO Score:(6)
760 and greater	42.1%	40.3%
740 - 759	17.2%	17.0%
720 - 739	13.7%	13.8%
700 - 719	11.1%	11.2%
680 - 699	7.9%	8.3%
660 - 679	3.3%	3.7%
640 - 659	2.2%	2.5%
639 and less	2.5%	3.2%
Total	100.0%	100.0%
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
(2)Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at each of December 31, 2021 and 2020, represented 0.1% and 0.2%, respectively, of primary RIF. As indicated in note (1), does not include ARMs in which the initial interest rate is fixed for at least five years. For both December 31, 2021 and 2020, ARMs with LTV ratios in excess of 90% represented 0.1% and 0.2%, of primary RIF, respectively.
(3)Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs will purchase. The conforming loan limit for one unit properties was $484,350 for 2019, $510,400 for 2020, and $548,250 for 2021, and is $647,200 for 2022. The limit for high cost communities has been higher and is $970,800 for 2022. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
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
(6)Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for NIW in 2021 was 749 compared to 752 in 2020. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

MGIC Investment Corporation 2021 Form 10-K | 15

MGIC Investment Corporation and Subsidiaries

OTHER PRODUCTS AND SERVICES
Contract Underwriting. A non-insurance subsidiary of ours provides contract underwriting services for lenders, pursuant to which loans are underwritten to conform to prescribed guidelines. The guidelines might be the lender's own guidelines or the guidelines of Fannie Mae, Freddie Mac or a non-GSE investor. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance.
Other. We provide insurance and reinsurance related to certain mortgages under GSE credit risk transfer programs. The amount of risk associated with these transactions is currently $321 million.
CUSTOMERS
Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers generated 36% of our NIW on a flow basis in 2021, 41% in 2020 and 24% in 2019. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, or our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments). Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.
SALES AND MARKETING AND COMPETITION
Sales and Marketing. Our employees sell our insurance products throughout all regions of the United States and in Puerto Rico and Guam.
Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and the VA. The FHA, VA and USDA sponsor government-backed mortgage insurance programs, and it is estimated that during the first nine months of 2021, they accounted for a combined approximately 56.7% of the total low down payment residential mortgages which were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 56.1% and 55.3% in 2020 and 2019, respectively. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.
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
The U.S. PMI industry currently consists of six active mortgage insurers and their affiliates, including MGIC. Our market share (as measured by NIW) was 20.5% in the first nine months of 2021, compared to 18.7% in 2020 and 16.5% in 2019, in each case excluding HARP refinances. (source: Inside Mortgage Finance).
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
Risk Governance. The Company maintains a Senior Management Oversight Committee (“SMOC”) that, at the management level, serves as its primary risk management governance organization. The SMOC oversees the Company’s ERM framework; oversees how the Company aligns its people, processes and technology capabilities with the strategic and business issues critical to the Company, and it maintains an enterprise view of risk across a set

MGIC Investment Corporation 2021 Form 10-K | 16

MGIC Investment Corporation and Subsidiaries

of identified key risks (see “Risk Identification and Assessment” below); and provides reporting to the Risk Management Committee of the Company’s Board of Directors (“RMC”). The SMOC, of which the CEO is a member, is chaired by the Company’s Executive Vice President and Chief Risk Officer, who is the principal management liaison to the RMC.
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
Environmental, Social and Governance ("ESG") Risk Governance. The Company maintains an ESG Executive Council that, at the management level, supports the Company's on-going commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to the Company. In performing this general responsibility, the Council has discretion to: assist in setting the Company’s general strategy with respect to ESG matters; identify current and emerging ESG issues that may affect the Company’s business, strategy, operations, performance, or public image; make recommendations regarding policies, practices, procedures, or disclosures to address ESG matters; implement systems to monitor ESG matters when necessary; oversee the Company’s internal and external reporting and disclosures surrounding ESG matters; and advise on shareholder or stakeholder concerns regarding ESG matters. The ESG Executive Council will make regular reports to the SMOC and to the relevant Committee(s) of the Board of Directors of the Company.
The Board has delegated oversight for the following ESG matters to the following committees, who regularly report their actions to the Board:
•Risk Management Committee: Mortgage Credit Risk, including risks associated with climate change.
•Management Development, Nominating and Governance Committee: Corporate governance and human capital management policies such as executive compensation; succession planning; recruitment, retention and development of management resources; workforce planning, recruitment morale and talent; diversity and inclusion initiatives; and work environment, including health and safety.
•Securities Investment Committee: Our investment portfolio; such oversight may include consideration of ESG factors.
•Audit Committee: Disclosure controls and procedures relating to financial reports made to the SEC, as well as ESG reports.
•Business Transformation and Technology Committee: Cybersecurity and business continuity.
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
Risk Identification and Assessment. On a regular basis, the Company monitors key risks with a focus on identifying risks or changes to risks with the greatest impact on the Company's ability to accomplish its strategic goals. In addition to the ongoing monitoring, the Company also identifies key risks in a bottom up process facilitated through workshops and discussions during an annual compliance and risk forum with co-workers across all business functions. The results of the identification process are reported to and reviewed annually by the SMOC and presented to the RMC and/or the full Board.
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

MGIC Investment Corporation 2021 Form 10-K | 17

MGIC Investment Corporation and Subsidiaries

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

Beginning in 2013, we aligned most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html. Our underwriters are authorized to approve loans that do not meet all of our underwriting requirements under certain circumstances.

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

MGIC Investment Corporation 2021 Form 10-K | 18

MGIC Investment Corporation and Subsidiaries

The following table shows the number of insured primary and pool loans in the MGIC Book, the related number of delinquent loans and the percentage of delinquent loans, or delinquency rate, as of December 31, 2017-2021.

Delinquency statistics for the MGIC book

	December 31,
	2021	2020	2019	2018	2017
Primary Insurance:
Insured loans in force	1,164,984	1,126,079	1,079,578	1,058,292	1,023,951
Delinquent loans	33,290	57,710	30,028	32,898	46,556
Delinquency rate – all loans	2.8%	5.1%	2.8%	3.1%	4.6%
Defaulted loans in our claims received inventory	211	159	538	809	954

Pool Insurance:
Insured loans in force	16,342	18,288	20,318	23,675	31,364
Delinquent loans	498	680	653	859	1,309
Delinquency rate	3.1%	3.7%	3.2%	3.6%	4.2%
Different geographical areas may experience different delinquency rates due to varying localized economic conditions from year to year and the amount of time it takes for foreclosures to be completed for uncured delinquencies. The primary delinquency rate for the top 15 jurisdictions (based on December 31, 2021 delinquency inventory) at December 31, 2021, 2020, and 2019 appears in table the below.

Primary delinquency rate by jurisdiction

	2021	2020	2019
Florida *	3.7%	7.5%	3.4%
Texas	3.1%	6.1%	3.3%
Illinois *	3.4%	5.9%	3.2%
California	3.2%	6.1%	2.1%
New York *	4.3%	6.9%	5.3%
Pennsylvania *	2.5%	4.0%	2.8%
Ohio *	2.4%	4.0%	2.3%
Georgia	3.1%	6.2%	3.1%
New Jersey *	4.1%	7.0%	3.9%
Michigan	2.4%	4.0%	2.0%
North Carolina	2.3%	4.2%	2.6%
Maryland	3.3%	6.0%	3.6%
Virginia	1.9%	4.2%	1.9%
Louisiana *	5.7%	7.7%	5.2%
Indiana	2.8%	4.4%	3.1%
All other jurisdictions	2.5%	4.4%	2.5%

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
The primary delinquency inventory in those same jurisdictions at December 31, 2021, 2020 and 2019 appears in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Loss Reserves,” in Item 7.

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

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). For several years, the average time it took to receive a claim associated with a delinquency increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may have included, for example, a requirement for additional review and/or mediation processes. Prior to the second quarter of 2020, we had begun to experience a decline in the average time it took servicers to process foreclosures, which had reduced the average time to receive a claim associated with new delinquencies that did not cure. All else being equal, the longer the period between delinquency and claim filing, the greater the size of the claim, or “severity.” It is difficult to estimate how long it may take for current and future delinquencies that do not cure to develop into paid claims. In light of the uncertainty caused by the COVID-19 pandemic, including the impact of foreclosure moratoriums and forbearance programs, the average number of missed payments at the time a claim is received has increased.

The majority of loans we insured from 2005 through 2008 (which represent 33% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of accumulated interest that an insured may include in a claim. Under our current master policy terms, an insured can include accumulated interest only for the first three years the loan is delinquent.

MGIC Investment Corporation 2021 Form 10-K | 19

MGIC Investment Corporation and Subsidiaries

Other determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts, and local market conditions. For information about our primary average claim paid, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Net Losses and LAE Paid,” in Item 7.

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

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are typically received during the first two years following issuance of coverage on a loan. The highest level of claim activity has typically occurred in the third and fourth years after the year of loan origination. Thereafter, the number of claims received has typically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or home price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the typical pattern for other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books of business increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2021, 78% of our primary RIF was written subsequent to December 31, 2018, 82% of our primary RIF was written subsequent to December 31, 2017, and 86% of our primary RIF was written subsequent to December 31, 2016. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Primary losses paid for the top 15 jurisdictions (based on 2021 losses paid) and all other jurisdictions for 2021 and 2020 appear in tables found in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Net Losses and LAE Paid,” in Item 7.

Loss Mitigation. Before paying a claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. Our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In each of 2021 and 2020, curtailments reduced our average claim paid by approximately 4.4% and 3.6%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans have decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once the foreclosure moratoriums and forbearance plans end.

When reviewing the loan file associated with a claim, we may determine that we have the right to rescind coverage on the loan. In our SEC reports, we refer to insurance rescissions and denials of claims as “rescissions” and variations of this term. The circumstances in which we are entitled to rescind coverage narrowed under more restrictive policy terms beginning in 2012. As a result of revised PMIERs requirements, we have revised our master policy effective for new insurance written beginning March 1, 2020. Our ability to rescind insurance coverage has become further limited for insurance we write under the new master policy, potentially resulting in higher losses than would be the case under our previous master policies. In recent years, an immaterial percentage of claims received in a quarter have been resolved by rescissions. We do not expect future rescissions will be a significant portion of the claims we resolve over the next few years.

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

We are currently involved in discussions and/or proceedings with insureds with respect to our claims paying practices. Although it is reasonably possible that when these matters are resolved we will not prevail in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure associated with matters where a loss is reasonably possible to be approximately $27 million. This estimate of maximum exposure is based upon currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties;

MGIC Investment Corporation 2021 Form 10-K | 20

MGIC Investment Corporation and Subsidiaries

will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

Loss Reserves. A significant period of time typically elapses between the time when a borrower becomes delinquent on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the delinquency to us, the acquisition of the property by the lender (typically through foreclosure) or the sale of the property, and the eventual payment of the claim related to the uncured delinquency or a rescission. To recognize the estimated liability for losses related to outstanding reported delinquencies, we establish loss reserves by estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss reserve estimates are established primarily based upon historical experience, including rescission and curtailment activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish case reserves for future claims on insured loans that are not currently delinquent.

We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from delinquencies that have occurred, but have not yet been reported to us (IBNR).

Our reserving process bases our estimates of future events on our past experience. For further information about our loss reserving methodology, refer to “Management’s Discussion and Analysis – Critical Accounting Estimates,” in Item 7. Estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or to a similar degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods,” and “Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.”

Our losses incurred were $64.6 million in 2021, compared to $364.8 million and $118.6 million in 2020 and 2019, respectively. Our losses incurred in 2020 were above the levels of the other years shown as a result of losses stemming from the COVID-19 pandemic. For information about losses incurred from 2019 to 2021, including the amounts of losses incurred that are associated with delinquency notices received in the reporting year compared to losses incurred associated with delinquency notices received in prior years, see Note 8 – "Loss Reserves" to our consolidated financial statements in Item 8.
D. Reinsurance Agreements
We have in place quota share reinsurance ("QSR") and excess of loss reinsurance ("XOL") transactions providing various amounts of coverage on 92% of our risk in force as of December 31, 2021. These transactions allow us to better manage our risk profile and because they reduce the amount of capital we are required to hold to comply with insurance regulatory requirements and the requirements of the GSEs' PMIERs, they provide a source of capital relief.

Quota Share Transactions. At December 31, 2021 and 2020, approximately 78% and 76%, respectively, of our IIF was subject to quota share reinsurance ("QSR") transactions. In 2021 and 2020, approximately 82% and 74%, respectively, of our NIW was subject to QSR transactions.
Our QSR transactions are with unaffiliated reinsurers and cover a percentage of most of our insurance written from 2013 through 2016 and 2019 through 2022, and a smaller percentage of our insurance written prior to 2013 and from 2023 through 2025. The weighted average coverage percentage of our QSR transactions was 30%, based on risk in force as of December 31, 2021.

The structure of the QSR transactions is a quota share of various percentages of the policies covered, with a ceding commission and a profit commission. Generally, under the transactions, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below various percentages, depending upon the transaction.

Excess of Loss Transactions. Our XOL transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). Our XOL transactions provide XOL reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from July 1, 2016 through March 31, 2019 and January 1, 2020 through May 28, 2021, all dates inclusive.

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
Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it reduces the amount of capital we are required to retain against potential future losses for PMIERs, rating agency and insurance regulatory purposes. The calculated credit for XOL reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage, all of which fluctuate over time. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. The total credit for risk ceded under our reinsurance transactions is subject to periodic review by the GSEs.

MGIC Investment Corporation 2021 Form 10-K | 21

MGIC Investment Corporation and Subsidiaries

For further information about our reinsurance agreements, including the Company's early termination rights, see Note 9 – “Reinsurance,” to our consolidated financial statements in Item 8, and our risk factor titled "Reinsurance may not always be available or affordable" in Item 1A.

E. Investment Portfolio
POLICY AND STRATEGY
At December 31, 2021, the fair value of our investment portfolio was approximately $6.6 billion. In addition, at December 31, 2021, our total assets included approximately $305 million of cash and cash equivalents. At December 31, 2021, approximately $663 million of investments and cash and cash equivalents was held by our parent company, and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2021, approximately 96% of our investment portfolio (excluding cash and cash equivalents) was managed by two external investment managers, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

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

Our investment policies in effect at December 31, 2021 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. They also limit the amount of investment in foreign governments and foreign domiciled securities and in any individual foreign country. In addition, the guidelines require the portfolio to carry a weighted average credit quality of at least an "A" rating.

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

Investment Operations
At December 31, 2021, the sectors represented in our investment portfolio were as shown in the table below:

Investment portfolio - sectors

Percentage of Portfolio’s Fair Value
1. Corporate	42%
2. Tax-Exempt Municipals	16%
3. Taxable Municipals	22%
4. Asset-Backed	13%
5. U.S. government and agency debt	2%
6. GNMA and other agency mortgage-backed securities	5%
100%

We had no derivative financial instruments in our investment portfolio. Securities with stated maturities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 5%, 27%, 28% and 23%, respectively, of the total fair value of our fixed income investment securities. Asset-backed and mortgage-backed securities are not included in these maturity categories as the expected maturities may be different from the stated maturities depending upon the periodic payments during the life of the security. Asset-backed securities represent 13% of the investment portfolio (CLOs represent 6%, CMBS represent 5% and other asset-backed securities represent 2%). GNMA and other agency mortgage-backed securities represent 5% of the investment portfolio. Our pre-tax yield was 2.5%, 2.6%, and 3.1% for 2021, 2020, and 2019, respectively, and our after-tax yield was 2.1%, 2.1%, and 2.5% for 2021, 2020, and 2019, respectively.

MGIC Investment Corporation 2021 Form 10-K | 22

MGIC Investment Corporation and Subsidiaries

Our ten largest holdings at December 31, 2021 appear in the table below:

Investment portfolio - Ten largest holdings

		Fair Value (In thousands)
1	New York St Dorm Auth Rev	$86,737
2	JP Morgan Chase	59,697
3	Bank of America Corp	55,162
4	Citigroup Inc	49,246
5	Morgan Stanley	45,346
6	Chicago Transit Authority	43,152
7	Pennsylvania St Turnpike Comm	42,684
8	Athene Global Funding	40,081
9	City of Bridgeport CT	37,058
10	Anaheim CA Public Fdng Auth	34,159
		$493,322

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

Future regulation is expected to address the use of algorithms, artificial intelligence and data and analytics to determine pricing and for other purposes.
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

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, currently the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position. MGIC's “policyholder position” includes its net worth or surplus and its contingency reserve.

At December 31, 2021, MGIC’s risk-to-capital ratio was 9.5 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.4 billion above the required MPP of $1.9 billion.

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

We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of earned premiums. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With regulatory

MGIC Investment Corporation 2021 Form 10-K | 23

MGIC Investment Corporation and Subsidiaries

approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. Although MGIC holds assets in excess of its minimum statutory capital requirements and its PMIERs financial requirements, the ability of MGIC to pay dividends is restricted by insurance regulation. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The level of ordinary dividends that may be paid without OCI approval is determined on an annual basis. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. At December 31, 2021 MGIC could pay $122 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2021, MGIC paid $400 million in dividends of cash and investments to the holding company. For further information, see Note 14 – “Statutory Information,” to our consolidated financial statements in Item 8.

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to time. Based on our interpretation of the financial requirements of the PMIERs, as of December 31, 2021, MGIC’s Available Assets totaled $5.7 billion, or $2.2 billion in excess of its Minimum Required Assets. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

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

MGIC Investment Corporation 2021 Form 10-K | 24

MGIC Investment Corporation and Subsidiaries

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

Lenders are subject to various laws, including the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, TILA, HOPA, the Secure and Fair Enforcement for Mortgage Licensing Act, FCRA, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, and the Fair Housing Act, and Fannie Mae and Freddie Mac are subject to various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons, or in targeted areas.

There can be no assurance that other federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry.

G. Human Capital
In 1957, MGIC’s founder Max Karl pioneered the modern form of private mortgage insurance in an effort to make homeownership more accessible. In the 65 years since, we’ve helped 13.5 million people attain homeownership sooner. Every day, we ground our efforts in the knowledge that our products help homeowners and their families and contribute to stronger communities. The importance of community is something that affects all that we do: including how we think about the experience and environment we strive to create for our co-workers and how we can impact the world around us.
In 2021, a significant focus was placed on the need for connection, including strengthening communication within our teams, prioritizing co-worker wellness and opportunity, breaking down barriers and giving back locally. Our people-focused work efforts were numerous, but they all linked back to the principles on which we were founded.
The following table provides selected demographic information for our workforce as of December 31, 2021.

Demographics (as of December 31, 2021)

Number of Co-Workers	711 *
Average Tenure	14 years
Percent Female	59%
Percent Racial / Ethnic Minorities	16%
Turnover Rate	9%
Average Age	50
*The number of co-workers does not include “on-call” co-workers. The number of “on-call” co-workers can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” co-workers has ranged from fewer than 25 to more than 110.

COVID-19 Response & Workplace Evolution
The health and safety of our co-workers is very important to us, as is providing them with the resources and support they need to perform effectively. Our leadership regularly communicates with co-workers, and we have deployed new methods since the onset of COVID-19, including a new MGIC intranet, to support an even more connected co-worker experience. Leadership and co-workers at all levels have found value in the workplace flexibility initiated by COVID-19, so we have adopted a hybrid work model as our new way of operating. Accordingly, we have invested significant time and resources on planning, training, and updating our technology to prepare our teams to work together in a new way, while attempting to maintain equity, productivity and support, regardless of where work is performed.
Diversity, Equity & Inclusion
MGIC strives to create an employee experience that attracts, develops, engages and retains strong talent through diverse teams and inclusive collaboration. Notable expansions of our diversity, equity and inclusion work in 2021 included:
•Creating a dedicated Community and Inclusion Advisor role
•Establishing a relationship with All-In-Milwaukee, a coalition of education partners helping limited income, high potential students graduate college
•Signing the CEO Action Pledge for Diversity and Inclusion
•Continuing participation in the Metropolitan Milwaukee Association of Commerce “Region of Choice” initiative to increase Black and Brown representation in management roles
•Supporting IDEAL (Inclusion and Diversity Encourage Authentic Leadership), our business resource group, which involved 47% of our home-office co-workers in numerous speaker and networking events in 2021
Total Rewards and Talent Practices
Our total rewards program is designed to provide a competitive package of benefits and compensation elements that recognize the unique needs of our workforce and their families. All full-time MGIC co-workers are eligible to participate in our health program, which is calibrated toward well-being through our popular Health Rewards program in addition to a comprehensive medical, dental and vision plan. We also recognize financial health as part of well-being, and so currently provide retirement programs, including both a defined benefit pension plan and a 401(k)

MGIC Investment Corporation 2021 Form 10-K | 25

MGIC Investment Corporation and Subsidiaries

defined contribution plan with company match and discretionary annual profit-sharing contributions.
Our talent practices reflect a commitment to creating a positive co-worker experience and investing in development and career growth. In 2021, we implemented targeted tools and trainings to further hone the skill sets most critical to the future of work. For managers, this meant an emphasis on leading effectively in a hybrid environment. For our technical roles, we invested in upskilling and certifications. Our co-workers have access to self-paced LinkedIn Learning courses, which allows them to pursue individual career goals when and how it best fit their schedule. We also offered virtual workshops and curated third-party resources to meet the unique needs of specific groups and individuals. Beyond development, we enhanced several stages of the co-worker lifecycle, particularly onboarding (updated to increase clarity and equity across locations) and performance.
Co-Worker Sentiment
To ensure we are providing a rich experience for our co-workers, MGIC measures the sentiment of the workforce through an annual engagement survey. In 2021, we saw an 86% participation rate. We also administered the survey using a new survey platform, designed to increase leader visibility to team results and to focus attention on action planning. Based on the information and insights gathered from the survey, we have identified areas of strength/opportunity and have shared them with our Board of Directors and executive leadership.
Community Involvement
As a company whose very business is built on homeownership, the value of strong and secure communities is core to everything we do. Our commitment to community has a strong philanthropy and volunteering component, and in 2021 included:
•Formalizing our volunteering and community giving programs under the banner Giving Back, Together
•Providing a half day of paid volunteer time off for every co-worker annually
•Showcasing community partners via lunch and learns during National Volunteer Week
•Participating in United Way’s Loaned Executive program
•Establishing a relationship with All-In-Milwaukee, a coalition of education partners helping limited income, high potential students graduate college
•Joining the University of Wisconsin — Milwaukee’s Industry Connect program, which gives business students hands-on project experience in applicable business settings

H. Website Access
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

MGIC Investment Corporation 2021 Form 10-K | 26

MGIC Investment Corporation and Subsidiaries

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
Risk Factors Relating to the COVID-19 Pandemic
The COVID-19 pandemic may materially impact our future financial results, business, liquidity and/or financial condition.
The COVID-19 pandemic had a material impact on our 2020 financial results. While uncertain, the impact of the COVID-19 pandemic on the Company’s future financial results, business, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, efforts to reduce the transmission of COVID-19, the level of unemployment, and the impact of government initiatives and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19.

The COVID-19 pandemic may impact our business in various ways, including the following, each of which is described in more detail in the remainder of these risk factors:
•Our incurred losses will increase if the number of delinquencies increases. We establish reserves for insurance losses when delinquency notices are received on loans that are two or more payments past due and for loans we estimate are delinquent prior to the close of the accounting period but for which delinquency notices have not yet been reported to us (which is included in what we refer to as “IBNR”). In addition, our current estimates of the number of delinquencies for which we will receive claims, and the amount, or severity, of each claim, may increase.
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
Losses result from events that reduce a borrower’s ability or willingness to make mortgage payments, such as unemployment, health issues, family status, and whether the mortgage balance exceeds the value of the home, net of sales-related expenses. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect home prices, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home, net of sales-related expenses.
The seasonally-adjusted Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices increased by 15.9% in the first eleven months of 2021, after increasing by 11.5%, 5.4%, 5.7% and 6.3% in 2020, 2019, 2018 and 2017, respectively. The price-to-income ratio in some markets exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Home prices may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.
High levels of unemployment may result in an increasing number of loan delinquencies and an increasing number of insurance claims; however, the increases are difficult to predict given the uncertainty in the current market environment, including uncertainty about the length and severity of the COVID-19 pandemic; efforts to reduce the transmission of COVID-19; effects of forbearance programs enacted by the GSEs, various states and municipalities; and effects of past and future government stimulus programs.
Forbearance for federally-insured mortgages (including those delivered to or purchased by the GSEs) allows for mortgage payments to be suspended for up to 18 months: an initial forbearance period of up to six months; if requested by the borrower following contact by the servicer, an extension of up to

MGIC Investment Corporation 2021 Form 10-K | 27

MGIC Investment Corporation and Subsidiaries

six months; and, for loans in a COVID-19 forbearance plan as of February 28, 2021, an additional extension of up to six months, subject to certain limits. In certain circumstances, the servicer will be unable to contact the borrower regarding an extension of the forbearance plan and it will expire without being extended, or further extended, as applicable. A delinquent loan for which the borrower was unable to be contacted and that is not in a forbearance plan may be more likely to result in a claim than a delinquent loan in a forbearance plan.
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Of the 46,684 loans in our delinquency inventory as of June 30, 2020 that were reported to us as in forbearance, 85% are no longer in the default inventory as of December 31, 2021; 4% are still in the delinquency inventory and reported to us as in forbearance; and 11% are still in the delinquency inventory but no longer reported to us as in forbearance. At December 31, 2021, 11,137, or 33%, of the loans in our delinquency inventory were reported to us as in forbearance and of those, 40%, 12%, 12% and 10% have reached the fifteen-month, twelve-month, nine-month and six-month anniversaries of their forbearance plans, respectively. Whether a loan delinquency will cure, including through modification, when forbearance ends will depend on the economic circumstances of the borrower at that time. The GSEs have introduced specific loan workout options for borrowers whose COVID-19 forbearance plans end. If a servicer is unable to contact a borrower to determine a loan workout option, the forbearance plan will end and the loan may remain delinquent. The severity of losses associated with delinquencies that do not cure will depend on economic conditions at that time, including home prices.
Foreclosures on mortgages purchased or securitized by the GSEs were suspended through July 31, 2021. Under a CFPB rule that was effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary procedural safeguard had been met before referring 120-day delinquent loans for foreclosure. With the expiration of the CFPB rule, it is likely that foreclosures and claims will increase.
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
Based on our interpretation of the PMIERs, as of December 31, 2021, MGIC’s Available Assets totaled $5.7 billion, or $2.2 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. Our "Minimum Required Assets" reflect a credit for risk ceded under our reinsurance transactions, which are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." The calculated credit for excess of loss reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment points of the coverage, all of which fluctuate over time. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. Refer to our Quarterly Supplements, which are posted on our investor website, for the calculated PMIERs credit for each of our excess of loss reinsurance transactions. We are not including the information contained in those Supplements or on our investor website as a part of, or incorporating it by reference into, this Report. There is a risk we will not receive our current level of credit in future periods for ceded risk. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalty.
The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. If the number of loan delinquencies caused by the COVID-19 pandemic or other factors increases, it may cause our Minimum Required Assets to exceed our Available Assets. We are unable to predict the ultimate number of loans that will become delinquent.
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
•There may be future implications for PMIERs as a result of changes to the regulatory capital requirements for the GSEs. In 2020, the FHFA adopted a rule containing a capital framework for the GSEs that generally would have become

MGIC Investment Corporation 2021 Form 10-K | 28

MGIC Investment Corporation and Subsidiaries

effective on the date of termination of the FHFA’s conservatorship of the applicable GSE. In September 2021, the FHFA issued a notice of proposed rule-making that would modify that capital framework. When the final GSE capital requirements have been determined and become effective, they may affect the Minimum Required Assets required to be held by mortgage insurers.
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
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when delinquency notices are received for insured loans that are two or more payments past due and for loans we estimate are delinquent but for which delinquency notices have not yet been received (which we include in “IBNR”). Losses that may occur from loans that are not delinquent are not reflected in our financial statements, except in the case where a premium deficiency exists. A premium deficiency would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As a result, future losses incurred on loans that are not currently delinquent may have a material impact on future results as delinquencies emerge. As of December 31, 2021, we had established case reserves and reported losses incurred for 33,290 loans in our delinquency inventory and our IBNR reserve totaled $27 million. The number of loans in our delinquency inventory may increase from that level as a result of the COVID-19 pandemic, and our losses incurred may increase. The impact of the COVID-19 pandemic on the number of delinquencies and our losses incurred will be influenced by various factors, including those discussed in our risk factor titled "The COVID-19 pandemic may materially impact our financial results, business, liquidity and/or financial condition."
Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.
When we establish case reserves, we estimate our ultimate loss on delinquent loans by estimating the number of such loans that will result in a claim payment (the "claim rate"), and further estimating the amount of the claim payment (the "claim severity"). Our estimates incorporate anticipated cures, loss mitigation activity, rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Our actual claim payments may be substantially different than our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions, the impact of past and future government initiatives and actions taken by the GSEs to mitigate the economic harm caused by the COVID-19 pandemic (including foreclosure moratoriums and mortgage forbearance and modification programs) and efforts to reduce the transmission of COVID-19, and a change in the length of time loans are delinquent before claims are received. All else being equal, the longer a loan is delinquent before a claim is received, the greater the severity. As a result of foreclosure moratoriums and forbearance programs, the average time it takes to receive claims has increased. The change in economic conditions may include changes in unemployment, including prolonged unemployment as a result of the COVID-19 pandemic, which may affect the ability of borrowers to make mortgage payments, and changes in home prices, which may affect the willingness of borrowers to make mortgage payments when the value of the home is below the mortgage balance. The economic effects of the COVID-19 pandemic may be disproportionately concentrated in certain geographic regions. Information about the geographic dispersion of our insurance in force can be found in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Changes to our claim rate and claim severity estimates could have a material impact on our future results, even in a stable economic environment. Losses incurred generally have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate; however, the effects of the COVID-19 pandemic affected this pattern in 2020 and 2021.
The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
Alternatives to private mortgage insurance include:
•investors using risk mitigation and credit risk transfer techniques other than private mortgage insurance, or accepting credit risk without credit enhancement,
•lenders and other investors holding mortgages in portfolio and self-insuring,
•lenders using Federal Housing Administration ("FHA"), U.S. Department of Veterans Affairs ("VA") and other government mortgage insurance programs, and
•lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% LTV ratio and a second mortgage with a 10%, 15% or 20% LTV ratio rather than a first mortgage with a 90%, 95% or 100% LTV ratio that has private mortgage insurance.
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

MGIC Investment Corporation 2021 Form 10-K | 29

MGIC Investment Corporation and Subsidiaries

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
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 23.9% in the first three quarters of 2021, 23.4% in 2020 and 28.2% in 2019. Beginning in 2012, the FHA’s share has been as low as 23.4% (in 2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. The focus of the Presidential Administration on equitable housing finance and sustainable housing opportunities increases the likelihood of a reduction in the FHA’s mortgage insurance premium rates. Such a rate reduction would negatively impact our NIW; however, given the many factors that influence the FHA's market share, it is difficult to predict the impact. In addition, we cannot predict how the factors that affect the FHA’s share of new insurance written will change in the future.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 30.9% in the first three quarters of 2021, 30.9% in 2020 and 25.2% in 2019. Beginning in 2012, the VA’s share has been as low as 22.8% (in 2013) and as high as 30.9% (in 2020 and the first three quarters of 2021). We believe that the VA’s market share has generally been elevated in recent years because of an increase in the number of borrowers that are eligible for the VA’s program, which offers 100% LTV ratio loans and charges a one-time funding fee that can be included in the loan amount, and because eligible borrowers have opted to use the VA program when refinancing their mortgages.
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our NIW is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business. The GSEs have been requested to submit Equitable Housing Finance Plans to the FHFA. The plans are to identify and address barriers to sustainable housing opportunities, including the GSEs’ goals and action plans to advance equity in housing finance for the next three years. The action plans, when finalized, may include methods to reduce mortgage costs for historically underserved borrowers, including mortgage insurance costs. The GSEs’ action plans will likely change certain of the GSEs’ business practices and those changes may affect the mortgage insurance industry. The GSEs’ business practices that currently affect the mortgage insurance industry include:
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
•The amount of loan level price adjustments and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require private mortgage insurance. In January 2022, the FHFA announced targeted increases in the loan level price adjustments for certain high-balance loans and second home mortgages. The GSE capital framework, when finalized, may lead the GSEs to increase their guaranty fees.
•Whether the GSEs select or influence the mortgage lender’s selection of the mortgage insurer providing coverage.
•The underwriting standards that determine which loans are eligible for purchase by the GSEs, which can affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans.
•The terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law and the business practices associated with such cancellations. For more information, see our risk factor titled “Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.”
•The programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs.
•The terms that the GSEs require to be included in mortgage insurance policies for loans that they purchase, including limitations on the rescission rights of mortgage insurers.

MGIC Investment Corporation 2021 Form 10-K | 30

MGIC Investment Corporation and Subsidiaries

•The extent to which the GSEs intervene in mortgage insurers’ claims paying practices, rescission practices or rescission settlement practices with lenders.
•The maximum loan limits of the GSEs compared to those of the FHA and other investors.
•The benchmarks established by the FHFA for loans to be purchased by the GSEs, which can affect the loans available to be insured. In December 2021, the FHFA established the benchmark levels for 2022-2024 purchases of low-income home mortgages, very low-income home mortgages and low-income refinance mortgages, each of which exceeded the 2021 benchmarks. The FHFA also established two new sub-goals: one targeting minority communities and the other targeting low-income neighborhoods.
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
As a result of the 2021 change in the Presidential Administration, the June 2021 appointment of a new Acting Director of the FHFA who has also been nominated to become the full-time Director, and the 2021 U.S. Supreme Court decision that allows the President to remove the FHFA Director at will, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Many of the proposed changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.
Reinsurance may not always be available or affordable.
We have in place quota share reinsurance ("QSR") and excess of loss reinsurance ("XOL") transactions providing various amounts of coverage on 78% of our risk in force as of December 31, 2021. As of December 31, 2021, our QSR transactions with unaffiliated reinsurers cover most of our insurance written from 2013 through 2016 and 2019 through 2022, and smaller portions of our insurance written prior to 2013 and from 2023 through 2025. The weighted average coverage percentage of our QSR transactions was 30%, based on risk in force as of December 31, 2021. We elected to terminate our QSR Transactions covering 2017 and 2018 policy years, effective December 31, 2021. Our XOL transactions at December 31, 2021 provided XOL reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from July 1, 2016 through March 31, 2019 and January 1, 2020 through May 28, 2021, all dates inclusive. The XOL transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the capital that we are required to hold to support the risk and they allow us to earn higher returns on our business than we would without them. However, reinsurance may not always be available to us or available on similar terms, the quota share reinsurance transactions subject us to counterparty credit risk, and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. If we are unable to obtain reinsurance for NIW, the capital required to support our NIW will increase and our returns may decrease absent an increase in our premium rates. An increase in our premium rates may lead to a decrease in our NIW.
We are subject to comprehensive regulation and other requirements, which we may fail to satisfy.
We are subject to comprehensive regulation, including by state insurance departments. Many regulations are designed for the protection of our insured policyholders and consumers, rather than for the benefit of investors. Mortgage insurers, including MGIC, have in the past been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act ("RESPA"), and the notice provisions of the Fair Credit Reporting Act ("FCRA"). While these proceedings in the aggregate did not result in material liability for MGIC, there can be no assurance that the outcome of future proceedings, if any, under these laws would not have a material adverse effect on us. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act ("ECOA"), FCRA, and other laws. Under relevant laws, examination may also be made of whether a mortgage insurer's underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.
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

MGIC Investment Corporation 2021 Form 10-K | 31

MGIC Investment Corporation and Subsidiaries

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline.
The factors that may affect the volume of low down payment mortgage originations include the health of the U.S. economy, conditions in regional and local economies and the level of consumer confidence; restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues or risk-retention and/or capital requirements affecting lenders; the level of home mortgage interest rates; housing affordability; new and existing housing availability; the rate of household formation, which is influenced, in part, by population and immigration trends; homeownership rates; the rate of home price appreciation, which in times of heavy refinancing can affect whether refinanced loans have LTV ratios that require private mortgage insurance; and government housing policy encouraging loans to first-time homebuyers. A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance and limit our NIW. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.”
State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.
The insurance laws of 16 jurisdictions, including Wisconsin, MGIC's domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC's “policyholder position” includes its net worth or surplus, and its contingency reserve.
At December 31, 2021 MGIC’s risk-to-capital ratio was 9.5 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.4 billion above the required MPP of $1.9 billion. At December 31, 2021, the risk-to-capital ratio of our combined insurance operations was 9.5 to 1. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our quota share reinsurance and excess of loss transactions with unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under the State Capital Requirements, MGIC may terminate the reinsurance transactions, without penalty.
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
We depend on reliable, consistent third-party servicing of the loans that we insure. An increase in delinquent loans, including as a result of the COVID-19 pandemic, may result in liquidity issues and operational burdens for servicers. When a mortgage loan that is collateral for a mortgage backed security ("MBS") becomes delinquent, the servicer is usually required to continue to pay principal and interest to the MBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues for especially non-bank servicers (who service approximately 46% of the loans underlying our insurance in force as of December 31, 2021) because they do not have the same sources of liquidity that bank servicers have.
While there has been no disruption in our premium receipts through the end of December 2021, servicers who experience future liquidity issues may be less likely to advance premiums to us on policies covering delinquent loans or to remit premiums on policies covering loans that are not delinquent. Our policies allow us to cancel coverage on loans that are not delinquent if the premiums are not paid within a grace period. However, in response to the COVID-19 pandemic, many states have enacted moratoriums on the cancellation of insurance due to non-payment. The specific provisions of the moratoriums vary from state-to-state.
A future increase in delinquent loans caused by the COVID-19 pandemic or other factors, as well as the possible transfer of servicing resulting from liquidity issues, may increase the

MGIC Investment Corporation 2021 Form 10-K | 32

MGIC Investment Corporation and Subsidiaries

operational burden on servicers, cause a disruption in the servicing of delinquent loans and reduce servicers’ abilities to undertake mitigation efforts that could help limit our losses.
The information presented in this report and on our website with respect to the mortgage loans we insure is based on information reported to us by third parties, including the servicers and originators of the mortgage loans, and information presented may be subject to lapses or inaccuracies in reporting from such third parties. In many cases, we may not be aware that information reported to us is incorrect until such time as a claim is made against us under the relevant insurance policy. We do not receive monthly policy status information from servicers for single premium policies, and may not be aware that the mortgage loans insured by such policies have been repaid. We periodically attempt to determine if coverage is still in force on such policies by asking the last servicer of record or through the periodic reconciliation of loan information with certain servicers. It may be possible that our reports continue to reflect, as active, policies on mortgage loans that have been repaid.
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
Our persistency rate was 62.6% at December 31, 2021, 60.5% at December 31, 2020 and 75.8% at December 31, 2019. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing; and the current amount of equity that borrowers have in the homes underlying our insurance in force. The amount of equity affects persistency in the following ways:
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
Pandemics and other natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires and floods, or other events related to changing climatic conditions, could trigger an economic downturn in the affected areas, or in areas with similar risks, which could result in a decline in our business and an increased claim rate on policies in those areas. Natural disasters, rising sea levels and/or fresh water shortages could lead to a decrease in home prices in the affected areas, or in areas with similar risks, which could result in an increase in claim severity on policies in those areas. In addition, the inability of a borrower to obtain hazard and/or flood insurance, or the increased cost of such insurance, could lead to an increase in delinquencies or a decrease in home prices in the affected areas. If we were to attempt to limit our new insurance written in affected areas, lenders may be unwilling to procure insurance from us anywhere.
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
In January 2021, the FHFA issued a Request for Input (“RFI”) regarding Climate and Natural Disaster Risk Management at the Regulated Entities (i.e., the GSEs and the Federal Home Loan Banks). The FHFA has instructed the GSEs to designate climate change as a priority concern and actively consider its effects in their decision making. It is possible that efforts to manage this risk by the FHFA, GSEs (including through GSE guideline or mortgage insurance policy changes) or others could materially impact the volume and characteristics of our NIW (including its policy terms), home prices in certain areas and defaults by borrowers in certain areas.

MGIC Investment Corporation 2021 Form 10-K | 33

MGIC Investment Corporation and Subsidiaries

Risk Factors Relating to Our Business Generally
The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.
When we set our premiums at policy issuance, we have expectations regarding likely performance of the insured risks over the long term. Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. Our premiums are subject to approval by state regulatory agencies, which can delay or limit our ability to increase premiums on future policies. In addition, our customized rate plans may delay our ability to increase premiums on future policies covered by such plans. The premiums we charge, the investment income we earn and the amount of reinsurance we carry may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipated when we set the premiums, could adversely affect our results of operations or financial condition. Our premium rates are also based in part on the amount of capital we are required to hold against the insured risk. If the amount of capital we are required to hold increases from the amount we were required to hold when we set the premiums, our returns may be lower than we assumed. For a discussion of the amount of capital we are required to hold, see our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."
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

In recent years, the industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i) "risk-based pricing systems" that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans, both of which typically have rates lower than the standard rate card. Our increased use of reinsurance over the past several years, and the improved credit profile and reduced loss expectations associated with loans insured after 2008, have helped to mitigate the negative effect of declining premium rates on our expected returns. However, refer to our risk factor titled "Reinsurance may not always be available or affordable" for a discussion of the risks associated with the availability of reinsurance, and our risk factors titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns,” and “Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs” for a discussion about risks associated with our NIW.
The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Regarding the concentration of our new business, our top ten customers accounted for approximately 36% in 2021 and 41% in 2020.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Premium rates on NIW will change our premium yield (net premiums earned divided by the average insurance in force) over time as older insurance policies run off and new insurance policies with premium rates that are generally lower are written.
Certain of our competitors have access to capital at a lower cost than we do (including, through off-shore intercompany reinsurance vehicles, which have tax advantages that may increase if U.S. corporate income taxes increase). As a result, they may be able to achieve higher after-tax rates of return on their NIW compared to us, which could allow them to leverage reduced premium rates to gain market share, and they may be better positioned to compete outside of traditional mortgage insurance, including by participating in alternative forms of credit enhancement pursued by the GSEs discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance."
Although the current PMIERs of the GSEs do not require an insurer to maintain minimum financial strength ratings, our financial strength ratings can affect us in the ways set forth below. If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our insurance subsidiaries, our future NIW could be negatively affected.
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

MGIC Investment Corporation 2021 Form 10-K | 34

MGIC Investment Corporation and Subsidiaries

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
In December 2021, Standard & Poor’s announced a proposed change to their rating methodologies for insurers, including mortgage insurers. It is uncertain what impact the proposed change would have, whether it will be adopted in its current form, whether it will prompt similar moves at other rating agencies, or the extent to which it will impact how external parties evaluate the different rating levels.
We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent years, an immaterial percentage of claims received have been resolved by rescissions. In 2021 and 2020, curtailments reduced our average claim paid by approximately 4.4% and 3.6%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans have decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once the foreclosure moratoriums and forbearance plans end. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.
When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings. Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss, including recording a probable loss of $6.3 million in 2021. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is possible that, if not resolved by negotiation, we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $27 million more than the amount of probable loss we have recorded. This estimate of maximum exposure is based on currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.
In addition to the matters described above, from time to time, we are involved in other disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.
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
We employ proprietary and third party models to project returns, price products (including through our risk-based pricing system), determine the techniques used to underwrite insurance, estimate reserves, generate projections used to estimate future pre-tax income and to evaluate loss recognition testing, evaluate risk, determine internal capital requirements, perform stress testing, and for other uses. These models rely on estimates and projections that are inherently uncertain and may not operate as intended, especially in unprecedented circumstances such as those surrounding the COVID-19 pandemic, or with respect to emerging risks, such as changing climatic conditions. In addition, from time to time we seek to improve certain models, and the conversion process may result in material changes to certain assumptions, which could impact our expectations about future returns and financial results. The models we employ are complex, which increases our risk of error in their design, implementation or use. Also, the associated input data, assumptions and calculations may not be correct or accurate, and the controls we have in place to mitigate that risk may not be effective in all cases. The risks related to our models may increase when we change assumptions and/or methodologies, or when we add or change modeling platforms. We have enhanced, and we intend to continue to enhance, our modeling capabilities. Moreover, we may

MGIC Investment Corporation 2021 Form 10-K | 35

MGIC Investment Corporation and Subsidiaries

use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.
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
In response to the COVID-19 pandemic, the Company transitioned to a virtual workforce model with certain essential activities supported by limited staff in controlled office environments. This transition was made to responsibly provide for the safety of employees and to continue to serve customers across our businesses. As our employees begin to return to the office, they may be exposed to health risks, which may expose us to potential liability. We have established an interim succession plan for each of our key executives, should an executive be unable to perform his or her duties.
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
The minimum capital required by the risk-based capital framework contained in the exposure draft released by the NAIC in December 2019 would be, in part, a function of certain loan and economic factors, including property location, LTV ratio and credit score, general underwriting quality in the market at the time of loan origination, the age of the loan, and the premium rate we charge. Depending on the provisions of the capital requirements when they are released in final form and become effective, our mix of business may affect the minimum capital we are required to hold under the new framework.
The percentage of our NIW from all single-premium policies was 7.4% in 2021 and 8.9% in 2020 and has ranged from approximately 5.7% in 2021 to 19% in 2017. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
As discussed in our risk factor titled "Reinsurance may not always be available or affordable," we have in place various QSR transactions. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses incurred. We also have in place various excess-of-loss ("XOL") reinsurance transactions, under which we cede premiums. Under the XOL reinsurance transactions, for the respective reinsurance coverage periods, we retain the first layer of aggregate losses, and special purpose insurers provide second layer coverage up to the outstanding reinsurance coverage amount.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield because an increasing percentage of our insurance in force is from recent book years whose premium rates had been trending lower.
Our ability to rescind insurance coverage became more limited for new insurance written beginning in mid-2012, and it became further limited for new insurance written under our revised master policy that became effective March 1, 2020. These limitations may result in higher losses paid than would be the case under our previous master policies. In addition, our rescission rights temporarily have become more limited due to accommodations we have made in connection with the COVID-19 pandemic. We have waived our rescission rights in certain circumstances where the failure to make payments was associated with a COVID-19 pandemic-related forbearance.
From time to time, in response to market conditions, we change the types of loans that we insure. We also may change our underwriting guidelines, in part by agreeing with certain approval recommendations from a GSE automated underwriting system. In the third quarter of 2021, Fannie Mae indicated that it was easing its credit assessments and guidelines to help increase homeownership opportunities for borrowers. We have aligned with these changes, which will result in our insuring some loans with FICO scores lower than 620. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of December 31, 2021, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (14.7%), mortgages with borrowers having FICO scores below 680 (7.9%), including those with borrowers having FICO scores of 620-679 (6.8%), mortgages with limited underwriting,

MGIC Investment Corporation 2021 Form 10-K | 36

MGIC Investment Corporation and Subsidiaries

including limited borrower documentation (1.0%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.6%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 2% of our primary risk in force as of December 31, 2021, and less than one percent of our NIW in each of 2021 and 2020. When home prices increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase.
From time to time, we change the processes we use to underwrite loans. For example: we rely on information provided to us by lenders that was obtained from certain of the GSEs’ automated appraisal and income verification tools, which may produce results that differ from the results that would have been determined using different methods; we accept GSE appraisal waivers for certain refinance loans, the numbers of which have increased significantly beginning in 2020 and remain elevated; and we accept GSE appraisal flexibilities that allow property valuations in certain transactions to be based on appraisals that do not involve an onsite or interior inspection of the property. Our acceptance of automated GSE appraisal and income verification tools, GSE appraisal waivers and GSE appraisal flexibilities may affect our pricing and risk assessment. We also continue to further automate our underwriting processes and it is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes.
Approximately 72.2% of our 2021 NIW and 70.2% of our 2020 NIW (by risk written) was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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
If state or federal regulations or statutes are changed in ways that ease mortgage lending standards and/or requirements, or if lenders seek ways to replace business in times of lower mortgage originations, it is possible that more mortgage loans could be originated with higher risk characteristics than are currently being originated, such as loans with lower FICO scores and higher DTI ratios. The focus of the new FHFA leadership on increasing homeownership opportunities for borrowers is likely to have this effect. Lenders could pressure mortgage insurers to insure such loans, which are expected to experience higher claim rates. Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses paid even under our current underwriting requirements.
Our holding company debt obligations materially exceed our holding company cash and investments.
At December 31, 2021, we had approximately $663 million in cash and investments at our holding company and our holding company’s debt obligations were $1.0 billion in aggregate principal amount, consisting of $242 million of 5.75% Senior Notes due in 2023 ("5.75% Notes"), $650 million of 5.25% Senior Notes due 2028 (the 5.25% Notes), and $110 million of 9% Convertible Junior Subordinated Debentures due in 2063 ("9% Debentures"). Annual debt service on the 5.75% Notes, 5.25% Notes and 9% Debentures outstanding as of December 31, 2021, is approximately $58 million.
The 5.75% Senior Notes, 5.25% Senior Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries (primarily MGIC) which, other than investment income and raising capital in the public markets, is the principal source of our holding company cash inflow. Although MGIC holds assets in excess of its minimum statutory capital requirements and its PMIERs financial requirements, the ability of MGIC to pay dividends is restricted by insurance regulation. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The level of ordinary dividends that may be paid without OCI approval is determined on an annual basis. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. At December 31, 2021 MGIC could pay $122 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2021, MGIC paid $400 million in dividends of cash and investments to the holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the board of directors, and after considering any updated estimates about the economic impacts of the COVID-19 pandemic on our business.
In the fourth quarter of 2021, we repurchased $99 million in aggregate principal amount of our 9% Debentures, using $136 million of holding company resources, eliminating 7.5 million potentially dilutive common shares, reducing annual interest expense by $8.9 million and resulting in a $37 million loss on debt extinguishment. We may continue to repurchase our debt obligations on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In addition, we may redeem our 9% Debentures as discussed in our risk factor titled "Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock."
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In 2020 we repurchased approximately 9.6 million shares of our common stock, using approximately $120 million of holding company resources. After suspending stock repurchases due to the uncertainty caused by the COVID-19 pandemic, in the second half

MGIC Investment Corporation 2021 Form 10-K | 37

MGIC Investment Corporation and Subsidiaries

of 2021, we repurchased approximately 19.0 million shares, using approximately $291 million of holding company resources. As of December 31, 2021, we had $500 million of authorization remaining to repurchase our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. If any capital contributions to our subsidiaries are required, such contributions would decrease our holding company cash and investments. As described in our Current Report on Form 8-K filed with the SEC on February 11, 2016, MGIC borrowed $155 million from the Federal Home Loan Bank of Chicago. This is an obligation of MGIC and not of our holding company.
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
At December 31, 2021, we had outstanding $110 million principal amount of 9% Debentures. The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at a conversion rate, which is subject to adjustment, of 76.5496 common shares per $1,000 principal amount of debentures. This represents a conversion price of approximately $13.06 per share. The payment of dividends by our holding company results in an adjustment to the conversion rate and price, with such adjustment generally deferred until the end of the year.
We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $16.98 (adjusted pro rata for changes in the conversion price) for at least 20 of the 30 trading days preceding notice of the redemption. We have the right, and may elect, to defer interest payable under the 9% Debentures in the future. If a holder elects to convert its 9% Debentures, the interest that has been deferred on the 9% Debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures. For more information about the 9% Debentures, including additional requirements resulting from the deferral of interest, see Note 7 – “Debt” to our consolidated financial statements in Item 8.
For a discussion of the dilutive effects of our convertible securities on our earnings per share, see Note 4 – “Earnings Per
Share” to our consolidated financial statements in Item 8. As noted above, we have repurchased shares of our common stock in 2021 and intend to do so again in the future. In addition, we repurchased a portion of our debt obligations in 2021 and may do so again in the future.
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
We are increasingly reliant on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by third-party cyber attacks, including those involving ransomware. The Company discovers vulnerabilities and experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that will hinder the Company’s ability to identify, investigate and recover from incidents. In response to the COVID-19 pandemic, the Company transitioned to a primarily virtual workforce model and will likely

MGIC Investment Corporation 2021 Form 10-K | 38

MGIC Investment Corporation and Subsidiaries

continue to operate under a hybrid model in the future. Virtual and hybrid workforce models may be more vulnerable to security breaches.
While we have information security policies and systems in place to secure our information technology systems and to prevent unauthorized access to or disclosure of sensitive information, there can be no assurance with respect to our systems and those of our third-party vendors that unauthorized access to the systems or disclosure of the sensitive information, either through the actions of third parties or employees, will not occur. Due to our reliance on information technology systems, including ours and those of our customers and third-party service providers, and to the sensitivity of the information that we maintain, unauthorized access to the systems or disclosure of the information could adversely affect our reputation, severely disrupt our operations, result in a loss of business and expose us to material claims for damages and may require that we provide free credit monitoring services to individuals affected by a security breach.
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
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists mostly of highly-rated fixed income investments, our investment portfolio is affected by general economic conditions and tax policy, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities. The value of our investment portfolio may also be adversely affected by ratings downgrades, increased bankruptcies and credit spreads widening in distressed industries. In addition, the collectability and valuation of our municipal bond portfolio may be adversely affected if state and local municipalities incur increased costs to respond to COVID-19 and receive fewer tax revenues due to adverse economic conditions. Our investment portfolio also includes commercial mortgage-backed securities, collateralized loan obligations, and asset-backed securities, which could be adversely affected by declines in real estate valuations, increases in unemployment and/or financial market disruption, including a heightened collection risk on the underlying loans. As a result of these matters, we may not achieve our investment objectives and a reduction in the market value of our investments could have an adverse effect on our liquidity, financial condition and results of operations.
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
While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition. We have three primary types of transactions that involve financial instruments referencing LIBOR. First, as of December 31, 2021, approximately 6% of the fair value of our investment portfolio consisted of securities referencing LIBOR, none of which reference one-week and two-month tenors. Second, as of December 31, 2021, approximately $0.5 billion of our risk in force was on adjustable rate mortgages whose interest is referenced to one-month USD LIBOR. A change in reference rate associated with these loans may affect their principal balance, which may affect our risk-in-force and the amount of Minimum Required Assets we are required to maintain under PMIERs. A change in reference rate may also affect the amount of principal and/or accrued interest we are required to pay in the event of a claim payment. Third, the premiums under most of our 2018-2021 excess-of-loss reinsurance agreements are determined, in part, by the difference between interest payable on the reinsurers’ notes which reference one-month USD LIBOR and earnings from a pool

MGIC Investment Corporation 2021 Form 10-K | 39

MGIC Investment Corporation and Subsidiaries

of securities receiving interest that may reference LIBOR (in 2021, our total premiums on such transactions were approximately $39.5 million).

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2021, we had no office space leases in the United States that require monthly rental payments.

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

Item 4. Mine Safety Disclosures
Not Applicable.

MGIC Investment Corporation 2021 Form 10-K | 40

MGIC Investment Corporation and Subsidiaries

Information About Our Executive Officers
Certain information with respect to our executive officers as of February 23, 2022 is set forth below:

Executive officers of the registrant

Name and Age	Title
Timothy J. Mattke, 46	Chief Executive Officer and Director of MGIC Investment Corporation and MGIC
Salvatore A. Miosi, 55	President and Chief Operating Officer of MGIC Investment Corporation and MGIC
Nathan H. Colson, 38	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC
James J. Hughes, 59	Executive Vice President – Sales and Business Development of MGIC
Paula C. Maggio, 53	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC
Steven M. Thompson, 59	Executive Vice President and Chief Risk Officer of MGIC
Robert J. Candelmo, 58	Senior Vice President and Chief Information Officer of MGIC

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

MGIC Investment Corporation 2021 Form 10-K | 41

MGIC Investment Corporation and Subsidiaries

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.”

As of February 18, 2022, the number of shareholders of record was 259. In addition, we estimate there are approximately 56,100 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended December 31, 2021.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2021	October 31, 2021	3,752,394	$15.99	3,752,394	$580,818,038
November 1, 2021	November 30, 2021	5,247,039	$15.40	5,247,039	$500,000,000
December 1, 2021	December 31, 2021	—	$—	—	$500,000,000
		8,999,433	$15.65	8,999,433	$500,000,000

(1)In October 2021, we received authorization from our Board of Directors to repurchase an additional $500 million of our common stock through the end of 2023. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation 2021 Form 10-K | 42

MGIC Investment Corporation and Subsidiaries

Item 6. Reserved.

MGIC Investment Corporation 2021 Form 10-K | 43

MGIC Investment Corporation and Subsidiaries

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

The following is a discussion and analysis of the financial conditions and results of operations for the years ended December 31, 2021 and 2020, including comparisons between 2021 and 2020. Comparisons between 2020 and 2019 have been omitted from this Form 10-K, but can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

Through our subsidiary, MGIC, we are a leading provider of PMI in the United States, as measured by $274.4 billion of primary IIF on a consolidated basis at December 31, 2021.

Summary of financial results of MGIC Investment Corporation

	Year Ended December 31,
(in millions, except per share data)	2021	2020	Change
Selected statement of operations data
Net premiums earned	$1,014.4	$1,021.9	(1)%
Investment income, net of expenses	156.4	154.4	1%
Losses incurred, net	64.6	364.8	(82)%
Other operating and underwriting expenses, net	198.4	176.4	12%
Loss on debt extinguishment	36.9	26.7	38%
Income before tax	801.8	559.3	43%
Provision for income taxes	166.8	113.2	47%
Net income	635.0	446.1	42%
Diluted income per share	$1.85	$1.29	43%

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$831.7	$572.8	45%
Adjusted net operating income	658.6	456.8	44%
Adjusted net operating income per diluted share	$1.91	$1.32	45%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

MGIC Investment Corporation 2021 Form 10-K | 44

MGIC Investment Corporation and Subsidiaries

SUMMARY OF 2021 FINANCIAL RESULTS
Net income of $635.0 million for 2021 increased by $188.9 million when compared to the prior year, and diluted income per share of $1.85 increased by 43% when compared to the prior year. These increases primarily reflect a decrease in losses incurred, partially offset by increases in the provision for income taxes, other underwriting and operating expenses, net, and loss on debt extinguishment.

Diluted income per share increased due to a an increase in net income and a decrease in the number of diluted weighted average shares outstanding.

Adjusted net operating income for 2021 was $658.6 million (2020: $456.8 million) and adjusted net operating income per diluted share was $1.91 (2020: $1.32). Adjusted net operating income for 2021 and 2020 included adjustments for a loss on debt extinguishment and net realized investment gains.

Losses incurred, net were $64.6 million, compared to $364.8 million the prior year. The decrease reflects fewer delinquency notices in 2021 compared with 2020 which was impacted by the COVID-19 pandemic and the resultant macroeconomic environment.

The decrease in losses incurred in 2021 was also due to favorable loss reserve development of $60.0 million primarily due to a decrease in the estimated claim rate on pre-COVID and peak COVID delinquencies (those that occurred in the second and third quarters of 2020). The favorable loss reserve development was offset by the recognition of a probable loss of $6.3 million related to litigation of our claims paying practice. In 2020 we experienced adverse loss reserve development of $19.6 million primarily due to an increase in the estimate of claim severity.

The increase in our provision for income taxes to $166.8 million in 2021 compared to $113.2 million in 2020 was primarily due to an increase in income before tax. Our effective tax rate for 2021 was 20.8% compared to 20.2% for 2020.

Other operating and underwriting expenses, net increased to $198.4 million in 2021 from $176.4 million in 2020 primarily due to increases in professional and consulting services, offset by an increase in ceding commissions.

We recorded a loss on debt extinguishment of $36.9 million in 2021 associated with the repurchase of a portion of our 9% Debentures and $26.7 million in 2020 associated with the repurchases of a portion of each of our 5.75% Notes and our 9% Debentures.

BUSINESS ENVIRONMENT
Economic conditions
Low interest rates, increasing household formations and appreciating home values supported favorable housing trends in 2021. These factors contributed to an increase in home purchase activity in 2021, after a strong 2020. Refinance activity was also robust during 2021, but decreased throughout the year. The continued favorable housing trends resulted in an increase in our NIW, from $120.2 billion in 2021 when compared to $112.1 billion in 2020.

While uncertain, the COVID-19 pandemic may adversely impact our future financial results, business, liquidity and/or financial condition. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, efforts to reduce the transmission of COVID-19, the level of unemployment, and the impact of government initiatives and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19.

The level of unemployment, interest rates, and home prices may change in the future. For the possible effects of such changes, see our risk factors titled "If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline,” “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns,” “Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force," and "The COVID-19 pandemic may materially impact our financial results, business, liquidity, and/or financial condition."

Mortgage insurance market
The past several years of favorable housing fundamentals and in our view, favorable risk characteristics of our recently insured loans contributed to a growing insurance in force.

The percentage of our NIW with DTI ratios over 45% and LTV's over 95% increased slightly in 2021 compared with 2020. The increase was primarily driven by an increase in home price appreciation and an increase in purchase activity with a corresponding decrease in refinance activity.

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

Pricing practices
In recent years, the industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i) "risk-based pricing systems" that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans, both of which typically have rates lower than the standard rate card. Our increased use of reinsurance over the past several years, and the improved credit profile and reduced loss expectations associated with loans insured after 2008, have helped to mitigate the negative effect of declining premium rates on our expected returns. We expect our direct premium yield to continue to decline as older policies with higher premium rates run off, and are replaced with new insurance policies, which generally have lower premium rates.

MGIC Investment Corporation 2021 Form 10-K | 45

MGIC Investment Corporation and Subsidiaries

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

Government programs. PMI also competes against government mortgage insurance programs such as the FHA, VA, and USDA, primarily for lower FICO score business. The combined market share of primary mortgage insurance written by government programs continues to exceed that written by PMI in 2020 and 2021. The strong refinance markets in 2020 and 2021, and PMI premium rate reductions, have contributed to a PMI market share consistent with 2018 and 2019, which were at its highest levels since the financial crisis.

Refer to "Mortgage Insurance Portfolio" for additional discussion of the 2021 business environment and the impact it had on operating measures including NIW, IIF and RIF.

PMIERs
We operate under the requirements of the PMIERs of the GSEs in order to insure loans delivered to or purchased by them. The PMIERs include financial requirements as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the more restrictive PMIERs, MGIC's Available Assets under PMIERs totaled $5.7 billion, an excess of $2.2 billion over its Minimum Required Assets at December 31, 2021.

BUSINESS OUTLOOK FOR 2022
Our outlook for 2022 should be viewed against the backdrop of the business environment discussed above.

NIW
Our NIW is affected by total mortgage originations, the percentage of total mortgage originations using private mortgage insurance (the "PMI penetration rate"), and our market share within the PMI industry. As of January 2022, the total mortgage origination forecasts from the GSEs and MBA indicate average mortgage originations of $3.1 trillion in 2022, compared to an average estimated $4.4 trillion in 2021. Purchase originations are expected to increase in 2022, compared to 2021, while refinance transactions are expected to decrease. As a result of the decrease in forecasted mortgage originations, we are expecting NIW to be lower in 2022 compared to 2021. The reduction will be driven primarily by a decrease in refinance activity.

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

IIF
Our IIF increased 11.3% in 2021. We expect our IIF to grow in 2022, but at a slower rate than what we experienced in 2021. Our book of IIF is an important driver of our future revenues, and its growth is driven by our ability to generate NIW and retain existing policies in force, as measured by our persistency. Interest rates influence both our NIW and persistency. Generally speaking, in a rising rate environment, total mortgage originations may decline; however, absent material accumulated home price appreciation since the issuance of a policy, we would also expect policy cancellation rates to decline, and in turn increase persistency, although the impact generally lags the change in interest rates. The Federal Reserve has indicated that interest rates may increase in 2022 and home price appreciation is expected to slow in 2022 when compared to the record highs of 2021.

Results of operations
Premiums. Despite an increase in IIF, we expect our 2022 earned premiums (on a direct basis) to be lower than they were in 2021. Overall, our premium rates have been trending down in recent years, including in 2021, as the books of business written at lower rates represent an increasing percentage of our total IIF.

Our 2022 net premiums written are expected to be comparable to 2021, while our net premiums earned are expected to decrease in 2022. Our net premiums written and earned will be impacted by the downward trend in premium rates noted above and by the amount of premiums we cede under our quota share and excess of loss reinsurance transactions, offset by an increase in IIF. Net premiums earned are also impacted by the amount of accelerated premiums from single premium policy cancellations, which generally decrease as refinance activity decreases. Our unearned premium decreased to $241.7 million at December 31, 2021 from $287.1 million at December 31, 2020. The amount of profit commission we receive, which reduces the amount of premiums we cede, is variable year-to-year and is dependent on the amount of losses ceded. The amount of premiums we cede in 2022 will be affected by any changes in our reinsurance coverage.

MGIC Investment Corporation 2021 Form 10-K | 46

MGIC Investment Corporation and Subsidiaries

Factors that affect the amount of premiums we earn from our IIF are further discussed in our "Consolidated Results of Operations - Premium yield."

Investment income. Net investment income is a material contributor to our results of operations. We expect net investment income in 2022 to be comparable to 2021. The amount of investment income will be impacted by the change in the yield we can earn on investments and the level of invested assets. The level of invested assets will primarily be impacted by the amount of cash we expect to use in financing activities relative to our cash from operations. The magnitude of any change in our invested asset level will be subject to the timing of our financing activities.

Losses. Losses incurred, net in 2021 were $64.6 million, a decrease of $300.2 million over the prior year losses incurred of $364.8 million. The decrease reflects fewer delinquency notices received in 2021 compared with 2020 which was impacted by the COVID-19 pandemic. The decrease was also due to favorable loss reserve development of $60.0 million recognized in 2021 compared to adverse loss development of $19.6 million in 2020. Through December 31, 2021, our re-estimation of reserves resulted in favorable development on pre-COVID and peak COVID delinquencies as a result of a decrease in the estimated claim rate on those delinquencies. In 2020, we experienced adverse loss development of $19.6 million primarily related to an increase in the estimate of claim severity.

We expect our delinquency inventory to continue to decrease in 2022, but at a slower rate than what we experienced in 2021. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and claims paid.

Underwriting and operating expenses, net. We expect underwriting and operating expenses, net to increase in 2022 as we invest in our technology and data and analytics infrastructure to execute our strategies.

Income taxes. We expect our 2022 effective tax rate to be approximately 21%.

CAPITAL
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. At December 31, 2021 MGIC could pay $122 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2021 and 2020, MGIC paid a cash and/or investment security dividend of $400 million and $390 million, respectively, to our holding company. In 2020 MGIC distributed to the holding company, as a dividend, its ownership in $133 million of the holding company’s 9% Debentures. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board.

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. After suspending stock repurchases due to the COVID 19 pandemic, we repurchased approximately 19.0 million in the second half of 2021 using approximately $291 million of holding company resources. Prior to the COVID 19 pandemic, we repurchased approximately 9.6 million shares of our common stock in the first quarter of 2020 using approximately $120 million of holding company resources. As of December 31, 2021, we had $500 million of authorization remaining to repurchase our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021.

The following table shows details of our share repurchase programs.

Repurchase Program	Expiration Date	Repurchased (in millions)	Authorization Remaining (in millions)
2019 Authorization	December 31, 2020	$200	$—
2020 Authorization	December 31, 2021	$300	$—
2021 Authorization	December 31, 2023	$—	$500
As of December 31, 2021, we had approximately 320,336 million shares of common stock outstanding.

Dividends to shareholders
In the first and second quarters of 2021, we paid quarterly cash dividends of $0.06 per share to shareholders which totaled $41.1 million. In the third and fourth quarters of 2021, we paid a quarterly cash dividend of $0.08 per share which totaled $53.6 million. On January 25, 2022, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.08 per share payable on March 2, 2022, to shareholders of record at the close of business on February 16, 2022.

For information about how the payment of dividends by our holding company will result in an adjustment to the conversion rate and price of our convertible securities, see our risk factor titled “Your ownership in our company may be diluted by additional

MGIC Investment Corporation 2021 Form 10-K | 47

MGIC Investment Corporation and Subsidiaries

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

è
There may be future implications for PMIERs as a result of changes to the regulatory capital requirements for the GSEs. In 2020, the FHFA adopted a rule containing a capital framework for the GSEs that generally would have become effective on the date of termination of the FHFA’s conservatorship of the applicable GSE. In September 2021, the FHFA issued a notice of proposed rule-making that would modify that capital framework. In light of recent home price appreciation, countercyclical adjustments included in the capital requirements could lead to significantly higher capital requirements for loans with loan-to-vale ("LTV") ratios greater than 80%. When the final GSE capital requirements have been determined and become effective, they may affect the Minimum Required Assets required to be held by mortgage insurers.

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

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a MPP. MGIC's "policyholder position" includes its net worth or surplus and its, contingency reserve.

MGIC Investment Corporation 2021 Form 10-K | 48

MGIC Investment Corporation and Subsidiaries

At December 31, 2021, MGIC’s risk-to-capital ratio was 9.5 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.4 billion above the required MPP of $1.9 billion. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A for more information about matters that could negatively affect such compliance.
At December 31, 2021, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.5 to 1.
The NAIC previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although no date has been established by which the NAIC must propose revisions to the capital requirements and certain items have not yet been completely addressed by the framework, including the treatment of ceded risk and minimum capital floors.
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

As a result of the 2021 change in the Presidential Administration, the June 2021 appointment of a new Acting Director of the FHFA who has also been nominated to become the full-time Director, and the 2021 U.S. Supreme Court decision that allows the President to remove the FHFA Director at will, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes is uncertain. Many of the proposed changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

COVID-19 PANDEMIC
The COVID-19 pandemic had a material impact on our 2020 financial results. While uncertain, the impact of the COVID-19 pandemic on the Company’s future business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, efforts to reduce the transmission of COVID-19, the level of unemployment, and the impact of government initiatives and actions taken by the GSEs (including mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic.
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
Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. As of December 31, 2021 and 2020, 33% and 62% of our delinquency inventory was reported to us as in forbearance plans, respectively. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices.
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

The foreclosure moratoriums and forbearance plans in place under the GSE initiatives have delayed the receipt and payment of claims. Foreclosures on mortgages purchased or securitized by the GSEs were suspended through July 31, 2021. Under a CFPB rule that was effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary procedural safeguard had been met before referring 120-day delinquent loans for foreclosure. With the expiration of the CFPB rule, it is likely that foreclosures and claims will increase.

MGIC Investment Corporation 2021 Form 10-K | 49

MGIC Investment Corporation and Subsidiaries

FACTORS AFFECTING OUR RESULTS
As noted above, the COVID-19 pandemic may adversely affect our future business, results of operations, and financial condition. The extent of the adverse effects will depend on the duration and severity of the COVID-19 pandemic, the ultimate effect of COVID-19 related delinquencies and forbearances on our loss incidence, and the effect of the pandemic on the U.S. economy and housing market. We have addressed some of the potential impacts throughout this document.
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

•Premiums ceded, net of profit commission under our QSR Transactions, and premiums ceded under our Home Re Transactions. The profit commission varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than we experienced in 2021. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred; higher levels of losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 9 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

•Premiums earned are generated by the insurance that is in force during all or a portion of the period. A change in the average IIF in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods, as well as by premiums that are returned or expected to be returned in connection with claim payments and rescissions, and premiums ceded under reinsurance transactions. Also, NIW and cancellations during a period will generally have a greater effect on premiums earned in subsequent periods than in the period in which these events occur.

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, cost of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets. Pandemics, including COVID-19, and other natural disasters may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

•The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

MGIC Investment Corporation 2021 Form 10-K | 50

MGIC Investment Corporation and Subsidiaries

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

Underwriting and other expenses
Underwriting and other expenses include items such as employee compensation, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our QSR Transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and changes in headcount (which can fluctuate due to volume). See Note 9 – “Reinsurance” to our consolidated financial statements for a discussion of ceding commission on our QSR Transactions.

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

Net realized investment gains (losses)
•Fixed income securities. Realized investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and any "other than temporary" impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

MGIC Investment Corporation 2021 Form 10-K | 51

MGIC Investment Corporation and Subsidiaries

CYBERSECURITY
We are increasingly reliant on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by third-party cyber attacks, including those involving ransomware. The Company discovers vulnerabilities and experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that will hinder the Company’s ability to identify, investigate and recover from incidents. In response to the
COVID-19 pandemic, the Company transitioned to a primarily virtual workforce model and will likely continue to operate under a hybrid model in the future. Virtual and hybrid workforce models may be more vulnerable to security breaches.
While we have information security policies and systems in place to secure our information technology systems and to prevent unauthorized access to or disclosure of sensitive information, there can be no assurance with respect to our systems and those of our third-party vendors that unauthorized access to the systems or disclosure of the sensitive information, either through the actions of third parties or employees, will not occur.
For additional information about the business practices of the GSEs, see our risk factor titled “We could be adversely affected if personal information on consumers that we maintain is improperly disclosed, our information technology systems are damaged or their operations are interrupted, or our automated processes do not operate as expected.” in Item 1A.

MGIC Investment Corporation 2021 Form 10-K | 52

MGIC Investment Corporation and Subsidiaries

The following table shows five years of selected financial information.

Summary of operations
	As of and for the Years Ended December 31,
(In thousands, except per share data)	2021	2020	2019	2018	2017
Revenues:
Net premiums written	$969,010	$928,742	$1,001,308	$992,262	$997,955
Net premiums earned	1,014,419	1,021,943	1,030,988	975,162	934,747
Investment income, net	156,438	154,396	167,045	141,331	120,871
Realized investment (losses) gains, net including net impairment losses	6,582	13,752	5,306	(1,353)	231
Other revenue	8,236	9,055	10,638	8,708	10,205
Total revenues	1,185,675	1,199,146	1,213,977	1,123,848	1,066,054

Losses and expenses:
Losses incurred, net	64,577	364,774	118,575	36,562	53,709
Underwriting and other expenses	211,047	188,778	194,769	190,143	170,749
Interest expense	71,360	59,595	52,656	52,993	57,035
Loss on debt extinguishment	36,914	26,736	—	—	65
Total losses and expenses	383,898	639,883	366,000	279,698	281,558
Income before tax	801,777	559,263	847,977	844,150	784,496
Provision for income taxes (1)	166,794	113,170	174,214	174,053	428,735
Net income	$634,983	$446,093	$673,763	$670,097	$355,761

Weighted average common shares outstanding	351,308	359,293	373,924	386,078	394,766

Diluted income per share	$1.85	$1.29	$1.85	$1.78	$0.95

Balance sheet data
Total investments	$6,606,749	$6,682,911	$5,758,320	$5,159,019	$4,990,561
Cash and cash equivalents	284,690	287,953	161,847	151,892	99,851
Total assets	7,325,008	7,354,526	6,229,571	5,677,802	5,619,499
Loss reserves	883,522	880,537	555,334	674,019	985,635
Short- and long-term debt	1,036,508	1,034,379	575,867	574,713	573,560
Convertible junior subordinated debentures	110,204	208,814	256,872	256,872	256,872
Shareholders' equity	$4,861,382	4,698,986	4,309,234	3,581,891	3,154,526
Book value per share	$15.18	$13.88	$12.41	$10.08	$8.51
(1)In 2017, we remeasured our net deferred tax assets at the lower enacted corporate income tax rate under the Tax Act.

MGIC Investment Corporation 2021 Form 10-K | 53

MGIC Investment Corporation and Subsidiaries

Other data

	Years Ended December 31,
	2021	2020	2019	2018	2017
New primary insurance written ($ millions)	$120,204	$112,113	$63,421	$50,526	$49,123
New primary risk written ($ millions)	$30,324	$26,759	$15,811	$12,657	$12,217

IIF (at year-end) ($ millions)
Direct primary IIF	$274,404	$246,572	$222,295	$209,707	$194,941
RIF (at year-end) ($ millions)
Direct primary RIF	$69,337	$61,812	$57,213	$54,063	$50,319
Direct pool RIF
With aggregate loss limits	206	210	213	228	236
Without aggregate loss limits	99	130	163	191	235

Primary loans in default ratios
Policies in force	1,164,984	1,126,079	1,079,578	1,058,292	1,023,951
Loans in default	33,290	57,710	30,028	32,898	46,556
Percentage of loans in default	2.84%	5.11%	2.78%	3.11%	4.55%

Insurance operating ratios (GAAP)
Loss ratio	6.4%	35.7%	11.5%	3.7%	5.7%
Underwriting Expense ratio	20.6%	19.2%	18.4%	18.2%	16.0%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	9.5:1	9.2:1	9.7:1	9.0:1	9.5:1
Combined insurance companies	9.5:1	9.1:1	9.6:1	9.8:1	10.5:1

MGIC Investment Corporation 2021 Form 10-K | 54

MGIC Investment Corporation and Subsidiaries

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

MGIC Investment Corporation 2021 Form 10-K | 55

MGIC Investment Corporation and Subsidiaries

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income:

	Years Ended December 31,
	2021			2020
(in thousands)	Pre-tax	Tax Effect	Net (after-tax)	Pre-tax	Tax Effect	Net (after-tax)
Income before tax / Net income	$801,777	$166,794	$634,983	559,263	113,170	446,093
Adjustments:
Net realized investment (gains) losses	(7,009)	(1,472)	(5,537)	(13,245)	(2,781)	(10,464)
Loss on debt extinguishment	36,914	7,752	29,162	26,736	5,615	21,121
Adjusted pre-tax operating income / Adjusted net operating income	$831,682	$173,074	$658,608	$572,754	$116,004	$456,750

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share:

Weighted average diluted shares outstanding			351,308			359,293
Net income per diluted share			$1.85			$1.29
Net realized investment (gains) losses			(0.02)			(0.03)
Loss on debt extinguishment			0.08			0.06
Adjusted net operating income per diluted share			$1.91			$1.32
MGIC Investment Corporation 2021 Form 10-K | 56

MGIC Investment Corporation and Subsidiaries

MORTGAGE INSURANCE PORTFOLIO

MORTGAGE ORIGINATIONS
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

Total mortgage originations in 2020 and 2021 reflect record highs in the housing market. Total mortgage originations are forecasted to be strong in 2022, although less so than the last two years. The 2022 refinance market is forecasted to decrease, while the purchase market is forecasted to increase when compared to estimates for 2021.

Mortgage originations
(in billions)
2022 (F)
$1,953
$1,116
$3,069
2021 (E)
$1,804
$2,555
$4,359
2020
$1,547
$2,760
$4,307
$0
$1,000
$2,000
$3,000
$4,000
$5,000
Purchase
Refinance

E - Estimated, F- Forecast
Source: GSEs and MBA estimates/forecasts as of January 2022. Amounts represent the average of all sources.

The total estimated mortgage insurance volume is shown below.

Estimated total of PMI, FHA, USDA, and VA primary mortgage insurance

(in billions)	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
Primary mortgage insurance	$1,050	$1,366
Source: Inside Mortgage Finance - November 11, 2021 or SEC filings. Includes HARP NIW.

PMI's market share is primarily impacted by competition from government mortgage insurance programs. In consideration of the expected decrease in mortgage originations, our 2022 NIW is expected to decrease from 2021.

MORTGAGE INSURANCE INDUSTRY
We compete against five other private mortgage insurers, as well as government mortgage insurance programs, including those offered by the FHA, VA, and USDA. Refer to "Overview - Business Environment - Competition" for a discussion of our competitive position.

The PMI industry's market share through September 30, 2021 decreased compared to the market share for the full year of 2020.

Estimated primary MI market share

(% of total primary MI volume)	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
PMI	43.4%	43.9%
FHA	23.9%	23.4%
VA	30.9%	30.9%
USDA	1.9%	1.8%
Source: Inside Mortgage Finance - November 11, 2021. Includes HARP NIW.

Based on the current trajectory of our business, as shown in the table below, we expect that our market share within the PMI industry has increased in 2021 when compared to 2020. For additional discussion of the competitive landscape of the industry refer to "Overview - Business Environment - Competition."

Estimated MGIC market share

(% of total primary private MI volume)	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
MGIC	20.5%	18.7%
Source: Inside Mortgage Finance - November 11, 2021. Excludes HARP NIW.

NEW INSURANCE WRITTEN
NIW for 2021 continued to have what we believe are favorable risk characteristics. The following tables provide information about characteristics of our NIW.
The percentage of our NIW with DTI ratios over 45% and LTV's over 95% increased slightly in 2021 compared with 2020. The increase was primarily driven by an increase in home price appreciation and purchase activity with a corresponding decrease in refinance activity.

Primary NIW by FICO score

	Years Ended December 31,
(% of primary NIW)	2021	2020
760 and greater	45.6%	47.1%
740 - 759	17.5%	18.2%
720 - 739	13.7%	13.3%
700 - 719	11.1%	10.3%
680 - 699	7.3%	7.3%
660 - 679	2.7%	2.1%
640 - 659	1.6%	1.1%
639 and less	0.5%	0.6%
Total	100%	100%

MGIC Investment Corporation 2021 Form 10-K | 57

MGIC Investment Corporation and Subsidiaries

Primary NIW by loan-to-value

	Years Ended December 31,
(% of primary NIW)	2021	2020
95.01% and above	10.8%	8.6%
90.01% to 95.00%	43.7%	39.1%
85.01% to 90.00%	30.0%	32.1%
80.01% to 85%	15.5%	20.2%
Total	100%	100%

Primary NIW by debt-to-income ratio

	Years Ended December 31,
(% of primary NIW)	2021	2020
45.01% and above	13.6%	11.3%
38.01% to 45.00%	30.0%	30.8%
38.00% and below	56.4%	57.9%
Total	100%	100%

Primary NIW by policy payment type

	Years Ended December 31,
(% of primary NIW)	2021	2020
Monthly premiums	92.5%	91.0%
Single premiums	7.4%	8.9%
Annual Premiums	0.1%	0.1%

Primary NIW by type of mortgage

	Years Ended December 31,
(% of primary NIW)	2021	2020
Purchases	79.7%	64.3%
Refinances	20.3%	35.7%

IIF AND RIF
Our IIF grew 11.3% in 2021, and 10.9% in 2020, as NIW more than offset policy cancellations. Cancellation activity is primarily due to refinancing activity, but is also impacted by policies cancelled when borrowers achieve the required amount of home equity, cancellations due to claim payment, and by rescissions. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Persistency. Our persistency at December 31, 2021 was 62.6% compared to 60.5% at December 31, 2020. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Insurance in force and risk in force

	Years Ended December 31,
($ in billions)	2021	2020
NIW	$120.2	$112.1
Cancellations	(92.4)	(87.8)
Increase in primary IIF	$27.8	$24.3

Direct primary IIF as of December 31,	$274.4	$246.6

Direct primary RIF as of December 31,	$69.3	$61.8

CREDIT PROFILE OF OUR PRIMARY RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of December 31, 2021, modifications accounted for approximately 5.4% of our total primary RIF, compared to 7.8% at December 31, 2020. Loans associated with 86% of all our modifications were current as of December 31, 2021. For additional information on the composition of our primary RIF see "Business - Our Products and Services"

The composition of our primary RIF by policy year as of December 31, 2021 and 2020 is shown below:

Primary risk in force

($ in millions)	December 31, 2021	December 31, 2020
2004 and prior	500	635
2005 - 2008	3,728	5,043
2009 - 2015	2,865	5,689
2016 - 2021	62,244	50,445
Total	69,337	61,812

MGIC Investment Corporation 2021 Form 10-K | 58

MGIC Investment Corporation and Subsidiaries

POOL AND OTHER INSURANCE
MGIC has written no new pool insurance since 2008, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, MGIC may write pool risk in the future. Our direct pool RIF was $305 million ($206 million on pool policies with aggregate loss limits and $99 million on pool policies without aggregate loss limits) at December 31, 2021 compared to $340 million ($210 million on pool policies with aggregate loss limits and $130 million on pool policies without aggregate loss limits) at December 31, 2020. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $321 million and $287 million as of December 31, 2021 and December 31, 2020, respectively.

MGIC Investment Corporation 2021 Form 10-K | 59

MGIC Investment Corporation and Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS

The following section of the MD&A provides a comparative discussion of our Consolidated Results of Operations for the two-year period ended December 31, 2021. For a discussion of the Critical Accounting Estimates used by us that affect the Consolidated Results of Operations, see "Critical Accounting Estimates" below.

Revenues

Revenues

	Year Ended December 31,
(In millions)	2021	2020
Net premiums written	$969.0	$928.7

Net premiums earned	$1,014.4	$1,021.9
Investment income, net of expenses	156.4	154.4
Net realized investment (losses) gains	6.6	13.8
Other revenue	8.2	9.1
Total revenues	$1,185.7	$1,199.1

NET PREMIUMS WRITTEN AND EARNED
NPW increased 4% while NPE decreased 1%, in 2021 compared with the prior year, The increase in net premiums written was due to an increase in insurance in force partially offset by the effects of a decrease in the direct premium yield and an increase in ceded premiums written, net of profit commission. The decrease in net premiums earned was due to a decrease in accelerated premiums earned from single premium policy cancellations, given the decrease in refinance activity, partially offset by the increase in net premiums written.
Premium yield
Premium yield is NPE divided by average IIF during the year and is influenced by a number of key drivers, which have a varying impact from period to period. The following table provides information related to our premium yield for 2021, and 2020.

Premium Yield

		Year Ended December 31,
(in basis points)		2021	2020
In force portfolio yield	(1)	42.2	46.7
Premium refunds		(0.6)	(0.5)
Accelerated earnings on single premium policies		3.2	5.0
Total direct premium yield		44.8	51.2
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(5.9)	(7.6)
Net premium yield		38.9	43.6
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps in 2021 and 0.5 bps in 2020

Changes in our premium yields when compared to the respective prior year periods reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF is from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, the availability of reinsurance and certain policies undergoing premium rate resets on their ten-year anniversaries.
Premium Refunds
è	Premium refunds adversely impact our premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquent inventory.
Accelerated earnings on single premium policies
è	Accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to increased refinancing activity increase our yield.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our premium yield. Ceded premium earned, net of profit commission, were primarily associated with QSR Transactions and Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See "Reinsurance Agreements" below for further discussion on our reinsurance transactions.

As discussed in our Risk Factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses," the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect that our in force portfolio yield will continue to decline as older insurance policies with higher premium rates run off or have their premium rates reset, or are replaced with new insurance policies, which generally have lower premium rates. While our increased use of reinsurance over the past several years has helped to mitigate the negative effect of declining premium rates on our returns, refer to our risk factor titled "Reinsurance may not always be available or affordable" for a discussion of the risks associated with the availability of reinsurance.

See "Overview – Factors Affecting Our Results" above for additional factors that also influence the amount of net premiums written and earned in a year.

MGIC Investment Corporation 2021 Form 10-K | 60

MGIC Investment Corporation and Subsidiaries

REINSURANCE AGREEMENTS
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its effect on our pre-tax net income, as described below.

è	We cede a fixed percentage of premiums earned and received on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a "dollar for dollar" basis and can be eliminated at loss levels higher than we are currently experiencing. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred, higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of losses of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our quota share agreements for 2021 and 2020.

Quota share reinsurance

	As of and For the Years Ended December 31,
(Dollars in thousands)	2021	2020
Statements of operations:
Ceded premiums written and earned, net of profit commission	$118,537	$167,930
% of direct premiums written	11%	15%
% of direct premiums earned	10%	14%
Profit commission	153,759	72,452
Ceding commissions	53,460	48,077
Ceded losses incurred	9,862	78,012

Mortgage insurance portfolio:
Ceded RIF (in millions)
2015 QSR	$889	$1,625
2017 QSR	—	1,330
2018 QSR	—	1,333
2019 QSR	1,539	2,779
2020 QSR	4,754	6,169
2021 QSR	7,470	—
Credit Union QSR	1,594	770
Total ceded RIF	$16,246	$14,006

Ceded losses incurred for the year ended December 31, 2021 reflect favorable loss reserve development on previously received delinquency notices and a decrease in new delinquency notices reported on insurance covered by our QSR Transactions. Ceded loss incurred for 2020 reflect the increase in new delinquency notices due to the impact of the COVID-19 pandemic on insurance covered by our QSR Transactions. See "Losses Incurred, net” below for discussion of our loss reserves.

Covered Risk
The amount of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota share reinsurance

	As of and For the Years Ended December 31,
	2021	2020
NIW subject to QSR Transactions	81.9%	74.4%
New Risk Written subject to QSR Transactions	90.5%	85.5%
IIF subject to QSR Transactions	78.4%	75.9%
RIF subject to QSR Transactions	77.9%	81.8%

The NIW subject to quota share reinsurance increased in 2021 compared to 2020 due to a decrease in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 years, which generally have lower coverage percentages, and are excluded from the QSR Transactions.

We terminated our 2017 and 2018 QSR Transactions effective December 31, 2021 and incurred an early termination fee of $5 million. The termination reduces the amount of IIF and RIF subject to QSR transactions.

2022 and 2023 QSR Transaction.
We have executed an agreement with a group of unaffiliated reinsurers for reinsurance transactions with similar structures to our existing QSR transactions that will cover most of our NIW in 2022 (with an additional 15.0% quota share) and 2023 (with a 15% quota share). This is in addition to the reinsurance agreements executed in 2021 that included a 15.0% quota share on eligible 2022 NIW and the Credit Union QSR Transaction that covers NIW on loans originated by credit unions with a 65% quota share.

Excess of loss reinsurance
Our excess-of-loss reinsurance agreements provide $1.4 billion of loss coverage on an existing portfolio of in force policies having an in force dates from July 1, 2016 through March 31, 2019, and January 1, 2020 through May 28, 2021, all dates inclusive. For the reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide the second layer coverage up to the outstanding reinsurance amount.

MGIC Investment Corporation 2021 Form 10-K | 61

MGIC Investment Corporation and Subsidiaries

As of December 31, 2021, the remaining first layer retention and remaining excess of loss reinsurance coverage under our Home Re Transactions was as follows:

($ In thousands)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverage
Home Re 2018-1	$165,365	$218,343
Home Re 2019-1	183,917	208,146
Home Re 2020-1	275,204	234,312
Home Re 2021-1	211,142	387,830
Home Re 2021-2	190,159	398,429
Total ceded premiums for 2021 and 2020 were $44.5 million and $20.8 million, respectively.

When a “Trigger Event” is in effect, payment of principal on the notes that were sold by the Home Re Entity to raise capital to supports its reinsurance obligation will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of December 31, 2021 a "Trigger Event" has occurred on our Home Re 2018-1 and Home Re 2019-1 ILN transactions because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded the limit specified in each transaction. A "Trigger Event" has also occurred on the Home Re 2021-2 ILN transactions because the credit enhancement of the most senior tranche is less than the target credit enhancement.

See Note 9 - "Reinsurance," to our consolidated financial statements for additional information on the Home Re Entities.

INVESTMENT INCOME, NET
Net investment income increased 1% to $156.4 million in 2021 compared to $154.4 million in 2020. The increase in investment income was due to an increase in the average investment portfolio, partially offset by a decrease in the average investment yield.

See "Balance Sheet Review" in this MD&A for further discussion regarding our investment portfolio.

NET REALIZED INVESTMENT GAINS (LOSSES)
Net realized investment gains (losses) in 2021 and 2020 were $6.6 million and $13.8 million, respectively. The decrease in net realized investment gains was primarily due to a decrease in the number of fixed income and equity securities sold.

OTHER REVENUE
Other revenue decreased to $8.2 million in 2021 from $9.1 million in 2020.

Losses and expenses

Losses and expenses

	Year Ended December 31,
(In millions)	2021	2020
Losses incurred, net	$64.6	$364.8
Amortization of deferred policy acquisition costs	12.6	12.4
Other underwriting and operating expenses, net	198.4	176.4
Interest expense	71.4	59.6
Loss on debt extinguishment	36.9	26.7
Total losses and expenses	$383.9	$639.9

LOSSES INCURRED, NET
As discussed in “Critical Accounting Estimates” below and consistent with industry practices, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but have not yet been reported to us. IBNR reserves are established using estimated delinquencies, claim rates and claim severities.

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

As discussed in our Risk Factor titled “The Covid-19 pandemic may materially impact our future financial results, business, liquidity and/or financial condition" the impact of the COVID-19 pandemic on our future incurred losses is uncertain and may be material. As discussed in our risk factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of December 31, 2021 and recorded an IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

MGIC Investment Corporation 2021 Form 10-K | 62

MGIC Investment Corporation and Subsidiaries

Our estimates are also affected by any agreements we enter into regarding our claims paying practices such as the settlement agreements discussed in Note 17 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment.

Losses incurred, net decreased to $64.6 million compared to $364.8 million in 2020. The decrease reflects fewer delinquency notices received in 2021 compared with 2020 which was impacted by the COVID-19 pandemic, and the resultant macroeconomic environment.

The decrease was also due to favorable loss reserve development of $60.0 million recognized in 2021 compared to adverse loss development of $19.6 million in 2020. Through December 31, 2021, our re-estimation of reserves resulted in favorable development on pre-COVID and peak COVID delinquencies as a result of a decrease in the estimated claim rate on those delinquencies. This was offset by the recognition of a probable loss of $6.3 million related to litigation of our claim paying practices. In 2020, we experienced adverse loss development of $19.6 million primarily related to an increase in the estimate of claim severity.

See "New notice claim rate" and "Claims severity" below for additional factors and trends that impact these loss reserve assumptions.

Composition of losses incurred

	Year Ended December 31,
(In millions)	2021	2020
Current year / New notices	$124.6	$345.2
Prior year reserve development	(60.0)	19.6
Losses incurred, net	$64.6	$364.8

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and LAE, net to net premiums earned. The decrease in the loss ratio in 2021 when compared to 2020 was primarily due to a decrease in losses incurred discussed above.

	Year Ended December 31,
	2021	2020
Loss ratio	6.4%	35.7%

MGIC Investment Corporation 2021 Form 10-K | 63

MGIC Investment Corporation and Subsidiaries

New notice claim rate
The number of new delinquency notices received for the year ended December 31, 2021 decreased 60% compared to 2020 and new delinquency notices received in second half of 2021 were below pre-COVID-19 pandemic levels. The new notice claim rate in 2021 was consistent with the new notice claim rate in 2020.

Many of the loans in our delinquency inventory have entered forbearance plans. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan's delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with loans whose delinquencies do not cure will depend on economic conditions at that time, including home prices compared to home prices at the time of placement of coverage. Forbearance information is based on the most recent information provided by the GSEs, as well as loan servicers, and we believe substantially all forbearances are related to COVID-19. While the forbearance information provided by the GSEs refers to delinquent loans in forbearance as of the prior month-end, the information provided by loan servicers may be more current. As of December 31, 2021, 33% of our delinquency inventory was in such plans.
The table below presents our new delinquency notices received, delinquency inventory, percentage of loans in forbearance, and the average number of missed payments for the loans in our delinquency inventory by policy year.

New notices and delinquency inventory during the period
	December 31, 2021
Policy Year	New Notices in 2021	Delinquency Inventory as of 12/31/21	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	3,893	2,829	21.4%	19
2005-2008	13,070	10,882	24.3%	19
2009-2015	4,040	3,400	34.9%	13
2016	2,375	2,004	43.5%	12
2017	3,384	2,949	46.6%	12
2018	3,902	3,412	49.3%	12
2019	4,163	3,340	58.1%	11
2020	5,623	3,308	63.4%	8
2021	1,982	1,166	40.9%	4
Total	42,432	33,290	39.5%	14
Claim rate on new notices (1)	8%

	December 31, 2020
Policy Year	New Notices in 2020	Delinquency Inventory as of 12/31/20	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	6,079	3,885	24.1%	16
2005-2008	26,838	17,084	38.0%	14
2009-2015	13,513	6,917	66.1%	8
2016	9,497	4,599	75.9%	7
2017	13,139	6,746	76.8%	7
2018	15,040	7,468	79.4%	7
2019	16,904	7,929	84.1%	6
2020	5,089	3,082	84.8%	5
Total	106,099	57,710	62.2%	10
Claim rate on new notices (1)	7%
(1) - Claim rate is the respective full year weighted average rate and is rounded to the nearest whole percent.

MGIC Investment Corporation 2021 Form 10-K | 64

MGIC Investment Corporation and Subsidiaries

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

As discussed in Note 8 - "Loss Reserves," our loss reserves estimates take into consideration current trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. In light of the forbearance and foreclosure moratorium programs associated with the COVID-19 pandemic, the average number of missed payments at the time a claim is received and expected to be received increased in 2021 and will increase in 2022. Although foreclosure moratoriums are expiring, under a CFPB rule that was generally effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary safeguard had been met before referring 120-day delinquent loans for foreclosure. With the expiration of the CFPB rule, it is likely that foreclosures and claims will increase.

The majority of loans insured prior to 2008 (which represent 41% of the loans in the delinquent inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

The quarterly trend in claims severity for each of the three years in the period ended December 31, 2021 is shown in the following table.

Claims severity trend

Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q4 2021	$43,485	$32,722	75.2%	42
Q3 2021	42,468	36,138	85.1%	34
Q2 2021	40,300	34,068	84.5%	36
Q1 2021	46,807	36,725	78.5%	34
Q4 2020	48,321	40,412	83.6%	32
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33
Q4 2019	46,076	46,302	100.5%	34
Q3 2019	42,821	44,388	103.7%	35
Q2 2019	46,950	46,883	99.9%	34
Q1 2019	42,277	43,930	103.9%	35

Note: Table excludes material settlements. Settlements include amounts paid in settlement of disputes for claims paying practices and/or commutations of policies.

Claims that were resolved after the first quarter of 2020 experienced an increase in loss mitigation activities, primarily third party acquisitions (sometimes referred to as “short sales”), resulting in a decrease in the average claim paid and the average claim paid as a percentage of exposure. In the fourth quarter of 2021, the average number of missed payments at the time claims were received increased compared to the previous quarter as foreclosure moratoriums expired resulting in an increase in our claims received. However, at December 31, 2021, claims received are still below levels experienced prior to the second quarter of 2020. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and claims paid at exposure levels above those experienced subsequent to the second quarter of 2020. The magnitude and timing of the increases are uncertain.

See Note 8 – “Loss Reserves” to our consolidated financial statements and “Critical Accounting Estimates” below for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation 2021 Form 10-K | 65

MGIC Investment Corporation and Subsidiaries

The length of time a loan is in the delinquency inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the following table.

Primary delinquent inventory - number of payments delinquent

	2021	2020
3 payments or less	9,529	14,183
4 - 11 payments	9,208	35,977
12 payments or more (1)	14,553	7,550
Total	33,290	57,710

3 payments or less	28%	25%
4 - 11 payments	28%	62%
12 payments or more	44%	13%
Total	100%	100%
(1)Approximately 13% and 31% of the loans in the primary delinquency inventory with 12 payments or more delinquent have at least 36 payments delinquent as of December 31, 2021, and 2020, respectively.

The increase in loans in the delinquency inventory that are 12 months or more payments delinquent compared to December 31, 2020 is primarily due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic. This was partially offset by an increase in cures in the second half of 2020 and throughout 2021.

NET LOSSES AND LAE PAID
Net losses and LAE paid decreased 71% in 2021 compared to 2020 primarily due to lower claim activity on our primary business due to foreclosure moratoriums and payment forbearance plans in place. As the various moratorium and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The table below presents our net losses and LAE paid for 2021 and 2020.

Net losses and LAE paid

(in millions)	2021	2020
Total primary (excluding settlements)	$43	$98
Claims paying practices and NPL settlements (1)	14	—
Pool	—	2
Direct losses paid	57	100
Reinsurance	(2)	(4)
Net losses paid	55	96
LAE	14	18
Net losses and LAE paid before terminations	69	114
Reinsurance terminations (2)	(36)	—
Net losses and LAE paid	$33	$114
(1)See Note 8 - "Loss Reserves" for additional information on our settlements of disputes for claims paying practices and/or commutations of policies
(2)See Note 9 - "Reinsurance" for additional information on our reinsurance termination

Primary losses paid for the top 15 jurisdictions (based on 2021 losses paid) and all other jurisdictions for 2021 and 2020 appears in the table below.

Primary paid losses by jurisdiction

(In millions)	2021	2020
Puerto Rico *	$6	$5
Florida *	5	13
New York *	5	11
Illinois *	4	9
Maryland	3	7
New Jersey *	3	8
Pennsylvania *	2	4
Connecticut *	2	2
Ohio *	2	3
Indiana *	1	1
Massachusetts	1	2
Louisiana *	1	1
Iowa *	1	1
Texas	1	2
Virginia	1	2
All other jurisdictions	5	27
Total primary (excluding settlements)	$43	$98
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation 2021 Form 10-K | 66

MGIC Investment Corporation and Subsidiaries

The primary average claim paid for the top 5 jurisdictions (based on 2021 losses paid) for 2021 and 2020 appears in table below.

Primary average claim paid

	2021	2020
Puerto Rico *	$44,924	$42,650
Florida *	45,599	59,610
New York *	100,403	111,112
Illinois *	32,982	43,339
Maryland	48,979	63,665
All other jurisdictions	26,068	35,770
All jurisdictions	34,956	43,901

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

The primary average RIF on delinquent loans as of December 31, 2021 and 2020 and for the top 5 jurisdictions (based on December 31, 2021 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans

	2021	2020
Florida	$56,227	$56,956
Texas	51,037	53,194
Illinois	40,798	41,451
California	89,935	89,202
New York	74,836	73,509
All other jurisdictions	47,538	49,888
All jurisdictions	51,887	53,804

The primary average RIF on all loans was $59,518 and $54,891 at December 31, 2021 and December 31, 2020, respectively.

LOSS RESERVES
Our primary default rate at December 31, 2021 was 2.84% (2020: 5.11% ). There were 33,290 loans in our delinquency inventory at December 31, 2021, compared to 57,710 at December 31, 2020.

The primary delinquency inventory at December 31, 2020 reflects the adverse economic impact of the COVID-19 pandemic in 2020. New delinquency notices received in 2021 were 42,432 compared with 106,099 in 2020. As of December 31, 2021 and December 31, 2020, 33% and 62%, respectively, of our delinquency inventory were reported to us as subject to forbearance plans.

Generally, a defaulted loan with fewer missed payments is less likely to result in a claim. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related delinquencies and forbearances on our loss incidence. Whether a loan’s delinquency will cure, including through modification, when its forbearance plan ends will depend on the economic circumstances of the borrower at that time.

MGIC Investment Corporation 2021 Form 10-K | 67

MGIC Investment Corporation and Subsidiaries

The primary and pool loss reserves as of December 31, 2021, and 2020 appear in the table below.

Gross loss reserves

	December 31,
	2021		2020
Primary:
Case reserves (In millions)	$795		$789
IBNR and LAE	82		82
Total primary direct loss reserves	877		871
Ending delinquency inventory		33,290		57,710
Percentage of loans delinquent (default rate)		2.84%		5.11%
Average direct reserve per default		$26,156		$15,100
Primary claims received inventory included in ending delinquency inventory		211		159
Pool (1):
Direct loss reserves (In millions):
With aggregate loss limits	4		6
Without aggregate loss limits	2		2
Total pool direct loss reserves	6		8
Ending delinquency inventory:
With aggregate loss limits		313		442
Without aggregate loss limits		185		238
Total pool ending delinquency inventory		498		680
Pool claims received inventory included in ending delinquency inventory		1		10
Other gross loss reserves (2) (In millions)	1		2
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2)Other gross loss reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

The average direct reserve per default as of December 31, 2021 increased when compared to the average as of December 31, 2020 because the delinquency inventory as of December 31, 2021 included loans with more missed payment, which generally have higher anticipated claim rates.

MGIC Investment Corporation 2021 Form 10-K | 68

MGIC Investment Corporation and Subsidiaries

The primary delinquency inventory for the top 15 jurisdictions (based on December 31, 2021 delinquency inventory) at December 31, 2021, and 2020 appears in table the below.

Primary delinquency inventory by jurisdiction

	2021	2020
Florida *	2,948	5,936
Texas	2,572	4,617
Illinois *	2,082	3,460
California	1,852	3,584
New York *	1,674	2,416
Pennsylvania *	1,672	2,593
Ohio *	1,458	2,541
Georgia	1,272	2,422
New Jersey *	1,169	1,960
Michigan	1,144	1,842
North Carolina	987	1,686
Maryland	929	1,556
Virginia	766	1,377
Louisiana *	757	979
Indiana	736	1,163
All other jurisdictions	11,272	19,578
Total	33,290	57,710

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at December 31, 2021 and 2020 appears in the following table.

Primary delinquency inventory by policy year

	2021	2020
2004 and prior	2,829	3,885
2004 and prior %:	8%	6%
2005	1,703	2,462
2006	2,928	4,265
2007	4,973	8,011
2008	1,278	2,346
2005 - 2008%	33%	30%
2009	84	159
2010	56	99
2011	79	151
2012	143	357
2013	441	929
2014	1,055	2,089
2015	1,542	3,133
2009 - 2015%	10%	12%
2016	2,004	4,599
2017	2,949	6,746
2018	3,412	7,468
2019	3,340	7,929
2020	3,308	3,082
2021	1,166	—
2016 and later %:	49%	52%

Total	33,290	57,710
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2021, 78% of our primary RIF was written subsequent to December 31, 2018, 82% of our primary RIF was written subsequent to December 31, 2017, and 86% of our primary RIF was written subsequent to December 31, 2016.

MGIC Investment Corporation 2021 Form 10-K | 69

MGIC Investment Corporation and Subsidiaries

COVID-19 Delinquency Activity
At March 31, 2020, before the COVID-19 pandemic impacted our delinquency inventory, our delinquency inventory was 27,384. As a result of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19, we experienced an increase in our delinquency inventory.

Forbearance programs enacted by the GSEs provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. The forbearance information provided by the GSEs will be with respect to delinquent loans in forbearance as of the prior month-end, while the information provided by loan servicers may be more current. As of December 31, 2021 and December 31, 2020 33% and 62%, respectively, of our delinquency inventory was reported as subject to a forbearance plan. We believe substantially all represent forbearances related to COVID-19. The following tables present characteristics of our primary delinquency inventory in forbearance plans.

The number of payments that a borrower in forbearance is delinquent as of December 31, 2021 and 2020 is shown in the following table.

Forbearance delinquency inventory - number of payments delinquent

	2021	2020
3 payments or less	2,565	6,580
4 - 11 payments	4,594	28,153
12 payments or more	3,978	1,145
Total	11,137	35,878

3 payments or less	23%	18%
4 - 11 payments	41%	79%
12 payments or more	36%	3%
Total	100%	100%

The primary delinquency inventory in forbearance for the top 15 jurisdictions (based on December 31, 2021 delinquency inventory) at December 31, 2021 and 2020 appears in the following table.

Primary delinquency inventory in forbearance - by jurisdiction

	2021	2020
Florida *	1,071	4,150
Texas	1,002	3,285
Illinois *	701	2,162
California	805	2,668
New York *	406	1,088
Pennsylvania *	458	1,294
Ohio *	357	1,228
Georgia	495	1,721
New Jersey *	387	1,174
Michigan	341	1,151
North Carolina	336	1,081
Maryland	340	994
Virginia	291	935
Louisiana *	294	562
Indiana	176	538
All other jurisdictions	3,677	11,847
Total	11,137	35,878

The primary delinquency inventory in forbearance by policy year at December 31, 2021, and 2020 appears in the table below.

Primary delinquency inventory in forbearance by policy year

	2021	2020
2004 and prior	483	937
2004 and prior %:	4%	3%
2005	352	671
2006	601	1,293
2007	921	3,330
2008	288	1,197
2005 - 2008%	20%	18%
2009	20	84
2010	7	38
2011	18	66
2012	40	229
2013	114	583
2014	278	1,389
2015	546	2,180
2009 - 2015%	9%	13%
2016	740	3,490
2017	1,066	5,180
2018	1,304	5,927
2019	1,482	6,670
2020	2,238	2,614
2021	639	—
2016 and later %:	67%	67%

Total	11,137	35,878

MGIC Investment Corporation 2021 Form 10-K | 70

MGIC Investment Corporation and Subsidiaries

UNDERWRITING AND OTHER EXPENSES, NET
Underwriting and other expenses include items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses for 2021 increased to $198.4 million from $176.4 million in 2020. The increase is primarily due to increases in professional and consulting services related to our investments in our technology and data and analytics infrastructure, partially offset by an increase in ceding commission on our QSR transactions.

Underwriting expense ratio
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance operations) to NPW, and is presented in the table below for the past two years.

The underwriting expense ratio increased in 2021 compared with 2020 due to an increase in underwriting expenses and other expenses, net, partially offset by higher NPW.

	Year Ended December 31,
	2021	2020
Underwriting expense ratio	20.6%	19.2%

INTEREST EXPENSE
Interest expense for 2021 was $71.4 million compared to $59.6 million for 2020. The increase is due to the issuance of the 5.25% Notes in August 2020, partially offset by the repurchase of a portion of the 5.75% Notes in 2020 and the 9% Debentures in 2021 and 2020.

LOSS ON DEBT EXTINGUISHMENT
We recorded a loss on debt extinguishment of $36.9 million in 2021 associated with the repurchase of a portion of our 9% Debentures and $26.7 million in 2020 associated with the repurchase of a portion of each of our 5.75% Notes and our 9% Debentures.

See Note 7 - "Debt" to our consolidated financial statements for a discussion on our debt.
INCOME TAX EXPENSE AND EFFECTIVE TAX RATE

Income tax provision and effective tax rate

(In millions, except rate)	2021	2020
Income before tax	$802	$559
Provision for income taxes	167	113
Effective tax rate	20.8%	20.2%

The increase in our provision for income taxes for 2021 compared to 2020 was primarily due to an increase in income before tax. Our effective tax rate for 2021 and 2020 was below the federal statutory income tax rate of 21% primarily due to the benefits of tax-preferenced securities.

See Note 12 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation 2021 Form 10-K | 71

MGIC Investment Corporation and Subsidiaries

BALANCE SHEET REVIEW

Shareholders' equity

Shareholders' equity
	As of December 31,
(In millions)	2021	2020	$ Change
Shareholders' equity
Common stock	$371	$371	$—
Paid-in capital	1,795	1,862	(67)
Treasury stock	(675)	(393)	(282)
Accumulated Other Comprehensive Income (Loss), net of tax	120	217	(97)
Retained earnings	3,251	2,642	609
Total	4,861	$4,699	$162

The increase in shareholders' equity in 2021 compared with the prior year was primarily due to net income, offset in part by the repurchase of shares of our common stock and quarterly dividends paid to shareholders.

Total assets and total liabilities
As of December 31, 2021, total assets were $7.3 billion and total liabilities were $2.5 billion. Compared to December 31,2020, total assets decreased modestly and total liabilities decreased by $0.2 billion.

The following sections focus on the assets and liabilities experiencing major developments in 2021.

INVESTMENT PORTFOLIO
The investment portfolio decreased to $6.6 billion as of December 31, 2021 (2020: $6.7 billion), primarily due to lower unrealized gains.

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
(1)Primarily MGIC

To achieve our portfolio objectives, our asset allocation considers the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by, and based on, the following factors:

è	economic and market outlooks;
è	diversification effects;
è	security duration;
è	liquidity;
è	capital considerations; and
è	income tax rates.

The average duration and embedded investment yield of our investment portfolio as of December 31, 2021 and 2020 is shown in the following table.

Portfolio duration and embedded investment yield

	December 31,
	2021	2020
Duration (in years)	4.5	4.3
Pre-tax yield (1)	2.5%	2.6%
After-tax yield (1)	2.1%	2.1%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The credit risk of a security is evaluated through analysis of the security's underlying fundamentals, including the issuer's sector, scale, profitability, debt coverage, and ratings. The investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. The following table shows the security ratings of our fixed income investments as of December 31, 2021 and 2020.

Fixed income security ratings
% of fixed income securities at fair value
	Security Ratings (1)
Period	AAA	AA	A	BBB
December 31, 2021	18%	26%	36%	20%
December 31, 2020	23%	22%	35%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is shown; otherwise the lowest rating is shown.

MGIC Investment Corporation 2021 Form 10-K | 72

MGIC Investment Corporation and Subsidiaries

Our investment portfolio was invested in comparable security types for the years ended December 31, 2021 and December 31, 2020. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

Investments outlook
Our investment portfolio of fixed income securities is subject to interest rate risk and its fair value is likely to increase in a decreasing interest rate environment. Changes in interest rates affect the carrying value and returns of our fixed income investments. We seek to manage our exposure to interest rate risk and volatility by maintaining a diverse mix of high-quality securities with an intermediate duration profile.

The Federal Open Market Committee (“FOMC”) maintained the targeted federal funds rate at 0 percent to 1/4 percent throughout 2021 as it weighed the ongoing economic impacts of the Covid-19 Pandemic, employment and inflation and the associated risks to the economic outlook. In response to rising inflation, and a desire to normalize monetary policy, the FOMC has signaled increases to the federal funds rate in 2022. Yields have increased in the capital markets in response to the FOMC’s announcements, which has recently resulted in a lower level of unrealized gains on our fixed income investments.

While higher interest rates may adversely impact the fair values of our fixed income investments, they present an opportunity to reinvest investment income and proceeds from security maturities into higher yielding investments. Investing activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield. Any decline in market-based portfolio yield is expected to result in lower net investment income in future periods.

As of December 31, 2021, approximately 6% of the fair value of our investment portfolio consisted of securities referencing LIBOR, none of which reference one-week and two-month tenors. As discussed in our risk factor titled "The Company may be adversely impacted by the transition from LIBOR as a reference rate," the ICE Benchmark Administration, the administrator of LIBOR, ceased publishing the one-week and two-month tenors of the USD LIBOR tenors and intends to cease publishing the other USD LIBOR tenors on June 30, 2023.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased to $285 million, as of December 31, 2021 (2020: $288 million), as net cash generated from operating was substantially used in financing activities and net purchases of investments.

REINSURANCE RECOVERABLE ON PAID LOSSES
Reinsurance recoverable on paid losses increased to $36.3 million at December 31, 2021 (2020: $0.7 million) primarily due to the termination of our 2017 and 2018 QSR transaction as of December 31, 2021. The reinsurers participating in the 2017 and 2018 QSR transaction were responsible for any loss and LAE reserves incurred at the time of termination.

LOSS RESERVES
Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves) (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. Loss reserves increased slightly to $884 million as of December 31, 2021, from $881 million of December 31, 2020. Reinsurance recoverables on our estimated losses and settlement expenses were $67 million and $95 million as of December 31, 2021 and December 31, 2020, respectively. The increase in loss reserves is primarily due to additional loss reserves established on new delinquency notices received in 2021, partially offset by favorable development on pre-COVID and peak COVID delinquencies as a result of a decrease in the estimated ultimate claim rate on those delinquencies. The reinsurance recoverable on loss reserves decreased primarily due to the termination of the 2017 and 2018 QSR transaction.

LONG-TERM DEBT
Our long-term debt decreased to $1,146.7 million as of December 31, 2021 from $1,243.2 million as of December 31, 2020. In December 2021 we repurchased $98.6 million in aggregate principal amount of our 9% Debentures due 2063.

UNEARNED PREMIUM
Our unearned premium decreased to $241.7 million as of December 31, 2021 from $287.1 million as of December 31, 2020 primarily due to single premium policy cancellations exceeding the level of new business from single premium policies.

OTHER LIABILITIES
Other liabilities decreased to $192 million as of December 31, 2021 (2020: $245 million), primarily due to decreases in our deferred income tax liability, reinsurance premium payable (net of ceding commission and profit commission), liability for pension obligations and investment securities payable. These were partially offset by an increase in our accrual for premium refunds.

MGIC Investment Corporation 2021 Form 10-K | 73

MGIC Investment Corporation and Subsidiaries

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

Summary of consolidated cash flows

	Years ended December 31,
(In thousands)	2021	2020
Total cash provided by (used in):
Operating activities	$696,317	$732,309
Investing activities	(160,749)	(772,506)
Financing activities	(527,290)	167,821
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$8,278	$127,624

Operating activities
The following list highlights the major sources and uses of cash flow from operating activities:

Sources
+	Premiums received
+	Loss payments from reinsurers
+	Investment income

Uses
-	Claim payments
-	Premium ceded to reinsurers
-	Interest expense
-	Operating expenses
-	Tax payments
Our largest source of cash is from premiums received from our insurance policies, which we receive on a monthly installment basis for most policies. Premiums are received at the beginning of the coverage period for single premium and annual premium policies. Our largest cash outflow is generally for claims that arise when a delinquency results in an insured loss. Based on historical experience, we expect our future claim payments associated with established case loss reserves to pay out at or within 5 years, with the majority of future claim payments made within one to three years. However, due to the foreclosure moratoriums and payment forbearance plans in place, we have experienced a decrease in losses and LAE paid through 2021. As the various moratoriums and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.
We invest our claims paying resources from premiums and other sources in various investment securities that earn interest. We also use cash to pay for our ongoing expenses such as salaries, debt interest, professional services and occupancy costs.
We also have purchase obligations totaling approximately $40 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $12 million for our purchase obligations.
In connection with the reinsurance we use to manage the risk associated with our insurance policies, we cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when claims subject to our reinsurance coverage are paid.

Net cash provided by operating activities in 2021 decreased compared to 2020 primarily due to an increase in tax payments, interest expense and underwriting and operating expenses. This was partially offset by a decrease in losses paid and an increase in premium received.

Investing activities
The following list highlights the major sources and uses of cash flow from investing activities:

Sources
+	Proceeds from sales of investments
+	Proceeds from maturity of fixed income securities

Uses
-	Purchases of investments
-	Purchases of property and equipment

We maintain an investment portfolio that is primarily invested in a diverse mix of fixed income securities. As of December 31, 2021, our portfolio had a fair value of $6.6 billion, a decrease of $0.1 billion, or (1.1)% from December 31, 2020. Net cash flows used in investing activities in 2021 and 2020 primarily reflect purchases of fixed income securities in an amount that exceeded our proceeds from sales and maturities of such securities during the year as cash from operations was available for additional investment. In addition to investment portfolio activities, our investing activities included investment in our technology infrastructure to enhance our ability to conduct business and execute our strategies.

MGIC Investment Corporation 2021 Form 10-K | 74

MGIC Investment Corporation and Subsidiaries

Financing activities
The following list highlights the major sources and uses of cash flow from financing activities:

Sources
+	Proceeds from debt and/or common stock issuances

Uses
-	Repurchase of common stock
-	Payment of dividends to shareholders
-	Repayment/repurchase of debt
-	Payment of withholding taxes related to share-based compensation net share settlement
Net cash flows used in financing activities in 2021 primarily reflect repurchases of our common stock, repurchase of a portion of our 9% Debentures, payment of dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement. In 2020, financing activities also included cash received from the issuance of our 5.25% Notes.
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

Capital Structure
The following table summarizes our capital structure as of December 31, 2021, and 2020.

(In thousands, except ratio)	2021	2020
Common stock, paid-in capital, retained earnings, less treasury stock	$4,741,685	$4,482,165
Accumulated other comprehensive loss, net of tax	119,697	216,821
Total shareholders' equity	4,861,382	4,698,986
Long-term debt, par value	1,157,500	1,256,110
Total capital resources	$6,018,882	$5,955,096

Ratio of long-term debt to shareholders' equity	23.8%	26.7%

The increase in total shareholders' equity in 2021 from 2020 was primarily due to net income during 2021, offset by our repurchases of our common stock, and dividends paid to shareholders. See Note 13 - "Shareholders' Equity" for further information.

DEBT AT OUR HOLDING COMPANY AND HOLDING COMPANY LIQUIDITY
Debt obligations - holding company
The 5.75% Notes, 5.25% Notes, and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. We have no debt obligations due within the next twelve months. As of December 31, 2021, our 5.25% Notes had $650 million of outstanding principal due in 2028, our 5.75% Notes had $242.3 million of outstanding principal due in August 2023, and our 9% Debentures had $110.2 million of outstanding principal due in April 2063.

In February 2022, we repurchased $42.0 million aggregate principal amount of our 9% Debentures at a purchase prices of $57.3 million, plus accrued interest.

The 9% Debentures are a convertible debt issuance. Subject to certain limitations and restrictions, holders of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated prior to the scheduled maturity.

In December 2021, we repurchased $98.6 million in aggregate principal of our 9% Debentures.

See Note 7 - "Debt" for further information on our outstanding debt obligations and transactions impacting our consolidated financial statements in 2021 and 2020.

Liquidity analysis - holding company
As of December 31, 2021, and December 31, 2020, we had approximately $663 million and $847 million, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our interest expense. Investment income and

MGIC Investment Corporation 2021 Form 10-K | 75

MGIC Investment Corporation and Subsidiaries

the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures approximating $58 million, based on the debt outstanding at December 31, 2021. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

During the last half of 2021 and the first quarter of 2020, we used approximately $291 million and $120 million respectively, of available holding company cash to repurchase shares of our common stock. In 2022, through February 18, we used approximately $76 million of available holding company cash to repurchase shares of our common stock. The repurchase programs may be suspended or discontinued at any time. See “Overview - Capital” of this MD&A for a discussion of our share repurchase programs.

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

In 2021 we used $94 million to pay cash dividends to shareholders. On January 25, 2022, our Board of Directors declared a quarterly cash dividend of $0.08 per common share to shareholders of record on February 16 2022, payable on March 2, 2022.

Our holding company cash and investments decreased $184 million in 2021, to $663 million as of December 31, 2021.

Significant cash and investments inflows during the year:
•$400 million of dividends received from MGIC, and
•$17 million of investment income.

Significant cash outflows during the year:
•$291 million of share repurchase transactions,
•$94 million in cash dividends paid to shareholders,
•$136 million in repurchases of our 9% Debentures ($98.6 million in principal amount), and
•$69 million of interest payments on our 5.75% Notes, 5.25% Notes and 9% Debentures.

The net unrealized gains on our holding company investment portfolio were approximately $2.6 million at December 31, 2021 and the portfolio had a modified duration of approximately 1.7 years.

Scheduled debt maturities beyond the next twelve months include $242.3 million of our 5.75% Notes in 2023, $650 of our 5.25% Notes in 2028, and $110.2 million of our 9% Debentures in 2063. The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at a conversion rate, which is subject to adjustment, of 76.5496 common shares per $1,000 principal amount of debentures. This represents a conversion price of approximately $13.06 per share. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $16.98 (adjusted pro rata for changes in the conversion price) for at least 20 of the 30 trading days preceding notice of the redemption. We expect to provide a redemption notice for the Debentures when this requirement is met and would expect the majority of the holders of the Debentures would elect to convert their Debentures into common stock before the redemption date. Under the terms of the Debenture, we may pay cash in lieu of issuing shares.
See Note 7 – “Debt” to our consolidated financial statements for additional information about the conversion terms of our 9% Debentures. The description in Note 7 - “Debt" to our consolidated financial statements is qualified in its entirety by the terms of the notes and debentures. The terms of our 9% Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008. The terms of our 5.75% Notes are contained in a Supplemental Indenture, dated as of August 5, 2016, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on August 5, 2016, and in the Indenture dated as of October 15, 2000 between us and the trustee. The terms of our 5.25% Notes are contained in a Supplemental Indenture, dated as of August 12, 2020, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on August 12, 2020, and in the Indenture dated as of October 15, 2000 between us and the trustee.

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

DEBT AT SUBSIDIARIES
MGIC is a member of the FHLB. Membership in the FHLB provides MGIC access to an additional source of liquidity via a secured lending facility. MGIC has outstanding a $155.0 million fixed rate advance from the FHLB. Interest on the advance is payable monthly at a fixed annual rate of 1.91%. The principal of the advance matures on February 10, 2023 but may be prepaid at any time. Such prepayment would be below par if interest rates have risen after the advance was originated, or above par if

MGIC Investment Corporation 2021 Form 10-K | 76

MGIC Investment Corporation and Subsidiaries

interest rates have declined. The advance is secured by eligible collateral in the form of pledged securities from the investment portfolio, whose market value must be maintained at a minimum of 102% of the principal balance of the advance. Annual debt services on the FHLB debt as of December 31, 2021, is approximately $3 million.

Capital Adequacy
PMIERs
We operate under each of the GSE's PMIERs. Refer to "Overview - Capital - GSEs" of this MD&A for further discussion of PMIERs.

As of December 31, 2021, MGIC’s Available Assets under PMIERs totaled approximately $5.7 billion, an excess of approximately $2.2 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of excess Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

	December 31,
(In millions)	2021	2020
QSR Transactions	$1,129	$1,002
Home Re Transactions	765	482
Total capital credit for Reinsurance Transactions	$1,894	$1,484

Our 2022 QSR transaction terms are generally comparable to our existing QSR transactions and will also provide PMIERs capital credit. Refer to Note 9 - "Reinsurance" to our consolidated financial statements for additional information on our reinsurance transactions.
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

RISK-TO-CAPITAL
We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operations basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool RIF and excludes risk on policies that are currently in default and for which case loss reserves have been established and the risk covered by reinsurance. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve and a portion of the reserves for unearned premiums. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to a contingency reserve of approximately 50% of earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of earned premiums in a calendar year.

The table below presents our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate).

Risk-to-capital - Combined insurance companies

	December 31,
(In millions, except ratio)	2021	2020
RIF - net (1)	$50,748	$44,868
Statutory policyholders' surplus	$1,221	$1,340
Statutory contingency reserve	4,127	3,586
Statutory policyholders' position	$5,348	$4,926
Risk-to-capital	9.5:1	9.1:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.8 billion at December 31, 2021 and $2.9 billion at December 31, 2020) and for which case loss reserves have been established.

The 2021 increase in our combined insurance companies risk-to-capital was due to an increase in RIF, net of reinsurance, partially offset by an increase in our statutory policyholder's position. The increase in statutory policyholders' position was primarily due to an increase in statutory contingency reserves and net income during 2021, offset by dividends paid to our holding company of $400 million. The increase in our RIF, net of reinsurance, was primarily due to an increase in our IIF and the termination of our 2017 and 2018 QSR Transaction, offset by a decrease in our reduction to risk on policies that are currently in default for which loss reserves have been established. Our risk-to-capital ratio will increase if the percentage increase in capital exceeds the percentage decrease in insured risk.

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

For further information about the importance of MGIC’s ratings and rating methodologies, see our risk factor titled “Competition

MGIC Investment Corporation 2021 Form 10-K | 77

MGIC Investment Corporation and Subsidiaries

or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses” in Item 1A.

MGIC Investment Corporation 2021 Form 10-K | 78

MGIC Investment Corporation and Subsidiaries

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates described below require significant judgments and estimates in the preparation of our consolidated financial statements.

LOSS RESERVES
The estimation of case loss reserves is subject to inherent uncertainty and requires significant judgement by management. Changes to our estimates could result in a material impact to our consolidated results and financial position, even in a stable economic environment.

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

The estimated claim rates and claim severities are used to determine the amount we estimate will actually be paid on the delinquent loans as of the reserve date. If a policy is rescinded we do not expect that it will result in a claim payment and thus the rescission generally reduces the historical claim rate used in establishing reserves. In addition, if a loan cures its delinquency, including through a successful loan modification, the cure reduces the historical claim rate used in establishing reserves. To establish reserves, we utilize a reserving model that continually incorporates historical data into the estimated claim rate. The model also incorporates an estimate for the amount of the claim we will pay, or severity. The severity is estimated using the historical percentage of our claims paid compared to our loan exposures, as well as the RIF of the loans currently in default. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. We review recent trends in the claim rate, claim severity, levels of defaults by geography and average loan exposure. As a result, the process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.

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

Our estimate of loss reserves is sensitive to changes in claim rate and claim severity; it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2021, assuming all other factors remain constant, a $1,000 increase/decrease in the average claim severity reserve factor would change the reserve amount by approximately +/- $16 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $19 million. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

Historical development of loss reserves

(In thousands)	Losses incurred related to prior years (1)	Reserve at end of prior year
2021	(60,015)	880,537
2020	19,604	555,334
2019	(71,006)	674,019
2018	(167,366)	985,635
2017	(231,204)	1,438,813
(1)A negative number for a prior year indicates a redundancy of loss reserves. A positive number for a prior year indicates a deficiency of loss reserves.

See Note 8 – “Loss Reserves” to our consolidated financial statements for a discussion of recent loss development.

MGIC Investment Corporation 2021 Form 10-K | 79

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2021, the modified duration of our fixed income investment portfolio was 4.5 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.5% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Balance Sheet Review– Investment Portfolio" in Item 7.

MGIC Investment Corporation 2021 Form 10-K | 80

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements are filed pursuant to this Item 8:

MGIC Investment Corporation 2021 Form 10-K | 81

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
(In thousands)	Note	2021	2020
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost, 2021 - $6,397,658; 2020 - $6,317,164)		$6,587,581	$6,661,596
Equity securities, at fair value (cost, 2021 - $15,838; 2020 - $17,522)		16,068	18,215
Other invested assets, at cost		3,100	3,100
Total investment portfolio		6,606,749	6,682,911

Cash and cash equivalents		284,690	287,953
Restricted cash and cash equivalents		20,268	8,727
Accrued investment income		51,902	49,997
Reinsurance recoverable on loss reserves	9	66,905	95,042
Reinsurance recoverable on paid losses	9	36,275	669
Premiums receivable		56,540	56,044
Home office and equipment, net		45,614	47,144
Deferred insurance policy acquisition costs		21,671	21,561
Other assets		134,394	104,478
Total assets		$7,325,008	$7,354,526

Liabilities and shareholders' equity
Liabilities:
Loss reserves	8	$883,522	$880,537
Unearned premiums		241,690	287,099
Federal Home Loan Bank Advance	7	155,000	155,000
Senior notes	7	881,508	879,379
Convertible junior subordinated debentures	7	110,204	208,814
Other liabilities		191,702	244,711
Total liabilities		2,463,626	2,655,540
Contingencies	17
Shareholders' equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2021 - 371,353; 2020 - 371,353; shares outstanding 2021 - 320,336; 2020 - 338,573)		371,353	371,353
Paid-in capital		1,794,906	1,862,042
Treasury stock at cost (shares 2021 - 51,017; 2020 - 32,779)		(675,265)	(393,326)
Accumulated other comprehensive income, net of tax	10	119,697	216,821
Retained earnings		3,250,691	2,642,096
Total shareholders' equity		4,861,382	4,698,986
Total liabilities and shareholders' equity		$7,325,008	$7,354,526
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2021 Form 10-K | 82

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended December 31,
(In thousands, except per share data)	Note	2021	2020	2019
Revenues:
Premiums written:
Direct		$1,123,117	$1,106,632	$1,124,196
Assumed		8,924	10,837	6,446
Ceded	9	(163,031)	(188,727)	(129,334)
Net premiums written		969,010	928,742	1,001,308
Decrease (increase) in unearned premiums		45,409	93,201	29,680
Net premiums earned	9	1,014,419	1,021,943	1,030,988

Investment income, net of expenses	5	156,438	154,396	167,045
Net realized investment gains (losses)	5	6,582	13,752	5,306
Other revenue		8,236	9,055	10,638
Total revenues		1,185,675	1,199,146	1,213,977

Losses and expenses:
Losses incurred, net	8 / 9	64,577	364,774	118,575
Amortization of deferred policy acquisition costs		12,602	12,380	12,001
Other underwriting and operating expenses, net		198,445	176,398	182,768
Loss on debt extinguishment	7	36,914	26,736	—
Interest expense	7	71,360	59,595	52,656
Total losses and expenses		383,898	639,883	366,000
Income before tax		801,777	559,263	847,977
Provision for income taxes	12	166,794	113,170	174,214
Net income		$634,983	$446,093	$673,763

Earnings per share:	4
Basic		$1.90	$1.31	$1.91
Diluted		$1.85	$1.29	$1.85

Weighted average common shares outstanding - basic	4	334,330	339,953	352,827
Weighted average common shares outstanding - diluted	4	351,308	359,293	373,924

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2021 Form 10-K | 83

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years Ended December 31,
(In thousands)	Note	2021	2020	2019
Net income		$634,983	$446,093	$673,763
Other comprehensive income (loss), net of tax:	10
Change in unrealized investment gains and losses	5/10	(122,099)	133,616	173,910
Benefit plans adjustment	11	24,975	10,497	23,012
Other comprehensive income (loss), net of tax		(97,124)	144,113	196,922
Comprehensive income		$537,859	$590,206	$870,685
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2021 Form 10-K | 84

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Years Ended December 31,
(In thousands)	Note	2021	2020	2019
Common stock
Balance, beginning and end of year		371,353	371,353	371,353

Paid-in capital
Balance, beginning of year		1,862,042	1,869,719	1,862,536
Cumulative effect of debt with conversion options accounting standards update		(68,289)	—	—
Balance, beginning of period, as adjusted		1,793,753	1,869,719	1,862,536
Reacquisition of convertible junior subordinated debentures-equity component	7	—	(2,673)	—
Reissuance of treasury stock, net under share-based compensation plans		(15,956)	(18,807)	(11,715)
Equity compensation		17,109	13,803	18,898
Balance, end of year		1,794,906	1,862,042	1,869,719

Treasury stock
Balance, beginning of year		(393,326)	(283,196)	(175,059)
Purchases of common stock	13	(290,818)	(119,997)	(114,126)
Reissuance of treasury stock, net under share-based compensation plans		8,879	9,867	5,989
Balance, end of year		(675,265)	(393,326)	(283,196)

Accumulated other comprehensive income (loss)
Balance, beginning of year		216,821	72,708	(124,214)
Other comprehensive (loss) income	10	(97,124)	144,113	196,922
Balance, end of year		119,697	216,821	72,708

Retained earnings
Balance, beginning of year		2,642,096	2,278,650	1,647,275
Cumulative effect of debt with conversion options accounting standards update		68,289	—	—
Balance, beginning of period, as adjusted		2,710,385	2,278,650	1,647,275
Net income		634,983	446,093	673,763
Cash dividends		(94,677)	(82,647)	(42,388)
Balance, end of year		3,250,691	2,642,096	2,278,650

Total shareholders' equity		$4,861,382	$4,698,986	$4,309,234
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2021 Form 10-K | 85

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$634,983	$446,093	$673,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	66,014	57,812	48,784
Deferred tax expense	5,188	27,475	11,096
Loss on debt extinguishment	36,914	26,736	—
Net realized investment (gains) losses	(6,582)	(13,752)	(5,306)
Change in certain assets and liabilities:
Accrued investment income	(1,905)	(292)	(1,704)
Reinsurance recoverable on loss reserves	28,137	(73,401)	11,687
Reinsurance recoverable on paid losses	(35,606)	852	1,427
Premiums receivable	(496)	(457)	(497)
Deferred insurance policy acquisition costs	(110)	(3,030)	(643)
Profit commission receivable	(19,245)	4,586	4,945
Loss reserves	2,985	325,203	(118,685)
Unearned premiums	(45,409)	(93,203)	(29,683)
Return premium accrual	7,200	(500)	(11,500)
Current income taxes	5,429	6,271	1,057
Other, net	18,820	21,916	24,791
Net cash provided by operating activities	696,317	732,309	609,532
Cash flows from investing activities:
Purchases of investments	(1,531,129)	(2,636,972)	(1,394,126)
Proceeds from sales of investments	473,904	836,851	229,796
Proceeds from maturity of fixed income securities	900,591	1,030,926	748,165
Net decrease in payables for securities	—	—	(307)
Additions to property and equipment	(4,115)	(3,311)	(5,636)
Net cash used in investing activities	(160,749)	(772,506)	(422,108)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	640,250	—
Purchase of senior notes	—	(179,735)	—
Payment of original issue discount - senior notes	—	(2,969)	—
Purchase of convertible junior subordinated debentures	(98,610)	(36,392)	—
Payment of original issue discount- convertible junior subordinated debentures	—	(15,049)	—
Cash portion of loss on debt extinguishment	(36,914)	(25,266)	—
Repurchase of common stock	(290,818)	(119,997)	(125,766)
Dividends paid	(94,219)	(82,061)	(41,914)
Payment of debt issuance costs	—	(2,020)	—
Payment of withholding taxes related to share-based compensation net share settlement	(6,729)	(8,940)	(5,726)
Net cash provided by (used in) financing activities	(527,290)	167,821	(173,406)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	8,278	127,624	14,018
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	296,680	169,056	155,038
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$304,958	$296,680	$169,056
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2021 Form 10-K | 86

MGIC Investment Corporation and Subsidiaries

NOTE 1	Nature of Business
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

Through certain non-insurance subsidiaries, we also provide certain services for the mortgage finance industry, such as contract underwriting.

At December 31, 2021, our direct primary insurance in force ("IIF") was $274.4 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct primary risk in force ("RIF") was $69.3 billion, which represents the IIF multiplied by the insurance coverage percentage.

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of December 31, 2021, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

The COVID-19 pandemic had a material impact on our 2020 financial results. While uncertain, the impact of the COVID-19 pandemic on the Company’s future financial results, business, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, efforts to reduce the transmission of COVID-19, the level of unemployment, and the impact of government initiatives and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including mortgage forbearance and modification programs) to mitigate the economic harm caused by COVID-19.

SUBSEQUENT EVENTS
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation 2021 Form 10-K | 87

MGIC Investment Corporation and Subsidiaries

NOTE 3	Significant Accounting Policies
CASH AND CASH EQUIVALENTS
We consider money market funds and investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH AND CASH EQUIVALENTS
Restricted cash and cash equivalents consists of cash and money market funds held in trusts for the benefit of contractual counterparties under reinsurance agreements or for other contractual restrictions.

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

For the years ended December 31, 2021, 2020, and 2019, we did not elect to measure any financial instruments acquired, or issued, such as our outstanding debt obligations, at fair value for which the primary basis of accounting is not fair value.

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

Market indicators, industry, and economic events are also considered. The inputs listed above are evaluated using a multidimensional pricing model. This model combines all inputs to arrive at a value assigned to each security. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information, data changes, and directional moves compared to market moves.

On a quarterly basis, we perform quality controls over values received from the pricing sources which also include reviewing tolerance reports, data changes, and directional moves compared to market moves. We have not made any adjustments to the prices obtained from the independent pricing sources.

Valuation hierarchy
A three-level valuation hierarchy has been established under GAAP for disclosure of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of a financial instrument as of the measurement date. To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources, as described below, have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded.

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

MGIC Investment Corporation 2021 Form 10-K | 88

MGIC Investment Corporation and Subsidiaries

INVESTMENTS
Fixed income securities. Our fixed income securities are classified as available-for-sale and are reported at fair value. The related unrealized investment gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Realized investment gains and losses on fixed income securities are reported in income based upon specific identification of securities sold as well as any credit allowance (2021 and 2020), and any "other than temporary" impairments ("OTTI") (2019).

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

We report accrued investment income separately from securities. Accrued investment income is written off through net realized investment gains (losses) if, and at the time, the issuer of the security defaults or is expected to default on payments.

Unrealized losses and allowance for credit losses
Each quarter we determine whether securities in an unrealized loss position are impaired by considering several factors including, but not limited to:

è	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis;
è	the present value of the discounted cash flows we expect to collect compared to the amortized cost basis of the security;
è	failure of the issuer to make scheduled interest or principal payments;
è	a change in rating to below investment grade; and
è	adverse conditions specifically related to the security, an industry, or a geographic area.

Based on our evaluation, we will record a realized loss on an impaired security if we intend to sell, if it is more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, or if the present value of the discounted cash flows we expect to collect is less than the amortized cost basis of the security.

When a security is considered to be impaired, but when a sale is not intended or is not likely, the loss is separated into the portion that represents the credit loss and the portion that is due to other factors. An allowance for credit losses is recorded, subject to reversal, for the credit loss portion in the statement of operations within realized investment gains and losses, while the loss due to other factors is recognized in accumulated other comprehensive loss, net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security is less than the cost basis of the security.

For 2019, our evaluation of whether a decline in fair values was other-than-temporary also included reviewing the extent and duration of the decline. Based on our evaluation, if the fair value of a security was below its amortized cost at the time of our intent to sell, the security was classified as other-than-temporarily impaired and the full amount of the impairment was recognized as a loss in the statement of operations. Otherwise, when a security was considered to be other-than-temporarily impaired, the loss was separated into the portion of the loss that represented the credit loss and the portion that was due to other factors. The credit loss portion was recognized as a loss in the statement of operations, while the loss due to other factors was recognized in accumulated other comprehensive loss, net of taxes. A credit loss was determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security was less than the cost basis of the security. If the security was determined to be other-than-temporary-impaired the security was classified as other-than-temporarily impaired and the full amount of the impairment was recognized as a loss in the statement of operations.

HOME OFFICE AND EQUIPMENT
Home office and equipment is carried at cost net of depreciation. For financial reporting purposes, depreciation is determined on a straight-line basis for the home office and equipment over estimated lives ranging from 3 to 45 years. For income tax purposes, we use accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $55.4 million, $51.2 million and $43.0 million as of December 31, 2021, 2020 and 2019, respectively. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $5.6 million, $6.3 million and $6.5 million, respectively.

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

LOSS RESERVES
Loss reserves include case reserves, incurred but not reported ("IBNR") reserves, and loss adjustment expense ("LAE") reserves.

Case reserves and LAE reserves are established when notices of delinquency on insured mortgage loans are received. Such loans are referred to as being in our delinquency inventory. For reporting purposes, we consider a loan delinquent when it is two or more payments past due and has not become current or resulted in a claim payment. Even though the accounting

MGIC Investment Corporation 2021 Form 10-K | 89

MGIC Investment Corporation and Subsidiaries

standard, ASC 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish case reserves for future claims on insured loans that are not currently delinquent.

Case reserves are established by estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our case reserve estimates are primarily established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

IBNR reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but have not yet been reported to us. Consistent with reserves for reported delinquencies, IBNR reserves are also established using estimated claim rates and claim severities.

LAE reserves are established for the estimated costs of settling claims, including legal and other expenses, and general expenses of administering the claims settlement process.

Our loss reserve estimates are also affected by any agreements we enter into regarding our claims paying practices, such as the settlement agreements discussed in Note 17 – “Litigation and Contingencies” to our consolidated financial statements.

Loss reserves are ceded to reinsurers under our reinsurance agreements. (See Note 8 – “Loss Reserves” and Note 9 – “Reinsurance.”)

PREMIUM DEFICIENCY RESERVE
After our loss reserves are established, we perform premium deficiency tests using our best estimate of future premium, losses and LAE paid. Premium deficiency reserves are established, if necessary, when the present value of expected future losses and LAE paid exceeds the present value of expected future premium and already established reserves.

REVENUE RECOGNITION
We write policies which are guaranteed renewable at the insured's option on a monthly, single, or annual premium basis. We have no ability to re-underwrite or reprice these policies. Premiums written on monthly premium policies are earned as coverage is provided. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve. Premiums written on annual premium policies are earned on a monthly pro rata basis. Premiums written on policies covering more than one year are amortized over the estimated policy life based on historical experience, which includes the anticipated incurred loss pattern. When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. When a policy is cancelled due to rescission, all previously collected premium is returned and when a policy is cancelled because a claim is paid, premium collected since the date of delinquency is returned.

The liability associated with our estimate of premium to be returned is accrued for separately and included in "Other liabilities" on our consolidated balance sheets. Changes in this liability, and the actual return of premiums for all periods, affects premiums written and earned.

We assess whether a credit loss allowance is required for our premium receivable. We consider collectability trends and industry development, among other things. Any estimated credit loss would be immediately recognized.

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

BENEFIT PLANS
We have a non-contributory defined benefit pension plan covering substantially all employees, as well as a supplemental executive retirement plan. Retirement benefits are based on compensation and years of service, utilizing a cash balance formula. Under the cash balance formula, participants’ accounts are credited each

MGIC Investment Corporation 2021 Form 10-K | 90

MGIC Investment Corporation and Subsidiaries

year with an employer contribution and interest. The employer contribution is a percentage of eligible earnings based on the participant’s age on January 1, 2019. We recognize these retirement benefit costs over the period during which employees render the service that qualifies them for benefits. Our policy is to fund pension cost as required under the Employee Retirement Income Security Act of 1974.

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

REINSURANCE
We cede insurance risk through the use of quota share reinsurance transactions and aggregate excess of loss reinsurance transactions. Premiums and losses incurred are ceded pursuant to the terms of our quota share reinsurance transactions. Reinsurance premiums ceded under our excess of loss transactions are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in the reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC.

Loss reserves are reported before taking credit for amounts ceded under reinsurance transactions. Ceded loss reserves are reflected as "Reinsurance recoverable on loss reserves." Amounts due from reinsurers on paid claims are reflected as “Reinsurance recoverable on paid losses.” Ceded premiums payable, net of ceding commission and profit commission are included in “Other liabilities.” Profit commissions are included with “Premiums written – Ceded” and ceding commissions are included with “Other underwriting and operating expenses, net.” We remain liable for all insurance ceded. (See Note 9 – “Reinsurance.”)

We assess the credit risk associated with our reinsurance recoverable. Effective January 1, 2020 if an estimated credit loss is expected to occur over the remaining life of reinsurance recoverable, it is immediately recorded to income. In assessing whether a credit allowance should be established, we consider several factors including, but not limited to, the credit ratings of individual reinsurers, investor reports for our excess of loss transactions, collateral held in trust accounts in which MGIC is the sole beneficiary, and aging of outstanding reinsurance recoverable balances.

Assumed reinsurance is based on information received from the ceding company.

SHARE-BASED COMPENSATION
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years, although awards to our non-employee directors vest immediately. (See Note 15 – “Share-based Compensation Plans.”)

EARNINGS PER SHARE
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The computation of basic EPS includes as "participating securities" an immaterial number of unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, under the "two-class" method. Our participating securities are composed of vested restricted stock and restricted stock units ("RSUs") with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if our unvested restricted stock units result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our 9% Debentures are converted to common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. For purposes of calculating basic and diluted EPS, vested restricted stock and RSUs are considered outstanding.

RELATED PARTY TRANSACTIONS
In 2021, MGIC distributed to the holding company, as a dividend, its investment in MGIC Credit Assurance Corporation. In 2020 MGIC Reinsurance Corporation of Wisconsin, a subsidiary of MGIC, merged with MGIC. There were no related party transactions during 2019.

RECENT ACCOUNTING AND REPORTING DEVELOPMENTS

Accounting standards effective in 2021, or early adopted, and relevant to our financial statements

Simplifying the Accounting for Income Taxes: ASU 2019-12
Effective January 1, 2021, we adopted FASB guidance on a prospective basis which simplifies Accounting for Income Taxes (Topic 740) by removing certain exceptions to Topic 740. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

MGIC Investment Corporation 2021 Form 10-K | 91

MGIC Investment Corporation and Subsidiaries

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
Prospective Accounting Standards
Table 2.1 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

Standard / Interpretation
Table	2.1

Amended Standards			Effective date
ASC 944	Long-Duration Contracts
	•	ASU 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	January 1, 2022

Targeted Improvements for Long Duration Contracts: ASU 2018-12
In August 2018, the FASB issued guidance which simplifies the amortization of deferred acquisition costs. It also provides updates to the recognition, measurement, presentation and disclosure requirements for long duration contracts, which generally do not apply to mortgage insurance. The updated guidance requires deferred acquisition costs to be amortized on a constant level basis over the expected term of the related contracts, versus in proportion to premium, gross profits, or gross margins. In November 2020, FASB issued ASU 2020-11 deferring the effective date, so that it applies for annual periods beginning after December 15, 2022, including interim periods within those annual periods. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact.

MGIC Investment Corporation 2021 Form 10-K | 92

MGIC Investment Corporation and Subsidiaries

NOTE 4	Earnings Per Share
Table 4.1 reconciles basic and diluted EPS amounts:

Earnings per share
Table	4.1
		Years Ended December 31,
(In thousands, except per share data)		2021	2020	2019
Basic earnings per share:
Net income		$634,983	$446,093	$673,763
Weighted average common shares outstanding - basic		334,330	339,953	352,827
Basic earnings per share		$1.90	$1.31	$1.91
Diluted earnings per share:
Net income		$634,983	$446,093	$673,763
Interest expense, net of tax (1):
9% Debentures		14,343	17,004	18,264
Diluted income available to common shareholders		$649,326	$463,097	$692,027
Weighted-average shares - basic		334,330	339,953	352,827
Effect of dilutive securities:
Unvested restricted stock units		1,782	1,589	2,069
9% Debentures		15,196	17,751	19,028
Weighted average common shares outstanding - diluted		351,308	359,293	373,924
Diluted income per share		$1.85	$1.29	$1.85
(1) Interest expense for the years ended December 31, 2021, 2020 and 2019 has been tax effected at a rate of 21%.

For the years ended December 31, 2021, 2020, and 2019, all of our then outstanding 9% Debentures are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock related to the outstanding 9% Debentures is assumed issued as of the beginning of the reporting period and the related interest expense, net of tax, is added back to earnings in calculating diluted EPS.

MGIC Investment Corporation 2021 Form 10-K | 93

MGIC Investment Corporation and Subsidiaries

NOTE 5	Investments
FIXED INCOME SECURITIES
Our fixed income securities consisted of the following as of December 31, 2021 and 2020:

Details of fixed income investment securities by category as of December 31, 2021
Table	5.1a
(In thousands)		Amortized Cost	Allowance for Expected Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,990	$—	$285	$(868)	$133,407
Obligations of U.S. states and political subdivisions		2,408,688	—	133,361	(7,396)	2,534,653
Corporate debt securities		2,704,586	—	75,172	(13,776)	2,765,982
ABS		150,888	—	830	(1,008)	150,710
RMBS		309,991	—	2,397	(3,278)	309,110
CMBS		315,330	—	5,736	(1,936)	319,130
CLOs		360,436	—	609	(106)	360,939
Foreign government debt		13,749	—	—	(99)	13,650
Total fixed income securities		$6,397,658	$—	$218,390	$(28,467)	$6,587,581

Details of fixed income investment securities by category as of December 31, 2020
Table	5.1b
(In thousands)		Amortized Cost	Allowance for Expected Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$264,531	$—	$1,164	$(2)	$265,693
Obligations of U.S. states and political subdivisions		2,083,568	—	166,557	(256)	2,249,869
Corporate debt securities		2,690,860	—	155,156	(1,728)	2,844,288
ABS		203,807	(49)	2,946	(18)	206,686
RMBS		425,532	—	6,472	(838)	431,166
CMBS		312,572	—	16,055	(1,125)	327,502
CLOs		310,616	—	566	(692)	310,490
Foreign government debt		4,485	—	224	—	4,709
Commercial paper		21,193	—	—	—	21,193
Total fixed income securities		$6,317,164	$(49)	$349,140	$(4,659)	$6,661,596

The decrease in gross unrealized gains and the increase in gross unrealized losses in our fixed income securities from December 31, 2020 to December 31, 2021 were principally related to an increase in market yields which may include increased risk-free interest rates or wider credit spreads since the time of initial purchase.

We had $13.4 million and $14.1 million of investments at fair value on deposit with various states as of December 31, 2021 and 2020, respectively, due to regulatory requirements of those states' insurance departments. In connection with our insurance and reinsurance activities within insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties. The fair value of the investments and restricted cash and cash equivalents on deposit in these trusts was $189.8 million and $165.9 million at December 31, 2021 and 2020, respectively.

MGIC Investment Corporation 2021 Form 10-K | 94

MGIC Investment Corporation and Subsidiaries

Table 5.2 compares the amortized cost and fair values of fixed income securities, by contractual maturity, as of December 31, 2021. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	5.2
		December 31, 2021
(In thousands)		Amortized Cost	Fair Value
Due in one year or less		$338,988	$341,604
Due after one year through five years		1,751,297	1,795,249
Due after five years through ten years		1,745,569	1,824,307
Due after ten years		1,425,159	1,486,532
		5,261,013	5,447,692

ABS		150,888	150,710
RMBS		309,991	309,110
CMBS		315,330	319,130
CLOs		360,436	360,939
Total as of December 31, 2021		$6,397,658	$6,587,581

Proceeds from sales of fixed income securities classified as available-for-sale were $471.8 million, $803.4 million, and $228.1 million during the years ended December 31, 2021, 2020, and 2019, respectively. Gross gains of $9.0 million, $21.3 million, and $7.1 million and gross losses of $1.9 million, $8.8 million, and $3.5 million were realized on those sales during the years ended December 31, 2021, 2020, and 2019, respectively.

We recorded no realized losses for the year ended December 31, 2021 related to our intent to sell certain securities. We recorded $0.3 million of realized losses for the year ended December 31, 2020 related to our intent to sell certain securities. We also recorded a credit allowance of $49 thousand for the year ended December 31, 2020.

EQUITY SECURITIES
The cost and fair value of investments in equity securities as of December 31, 2021 and December 31, 2020 are shown in tables 5.3a and 5.3b below.

Details of equity investment securities as of December 31, 2021
Table	5.3a
(In thousands)		Cost	Gross gains	Gross losses	Fair Value
Equity securities		15,838	264	(34)	16,068

Details of equity investment securities as of December 31, 2020
Table	5.3b
(In thousands)		Cost	Gross gains	Gross losses	Fair Value
Equity securities		17,522	695	(2)	18,215

Proceeds from the sale of equity securities were $2.6 million, $25.7 million, and $1.7 million during the years ended December 31, 2021 2020, and 2019, respectively. Gross gains of $6.0 thousand, $1.8 million, and $1.6 million were realized on those sales during the year ended December 31, 2021, 2020, and 2019, respectively. Gross losses of $2.3 thousand, $0.4 million, and zero were realized on those sales during the year ended December 31, 2021, 2020, and 2019, respectively. For the year ended December 31, 2021, 2020, and 2019 we recognized $0.5 million in net losses, $0.6 million and $0.2 million of net gains on equity securities still held as of December 31, 2021, 2020, and 2019, respectively, which are reported in Net realized investment gains (losses) on our consolidated statements of operations.

MGIC Investment Corporation 2021 Form 10-K | 95

MGIC Investment Corporation and Subsidiaries

OTHER INVESTED ASSETS
Other invested assets represents our investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, and our current FHLB Advance amount is secured by eligible collateral whose fair value is maintained at a minimum of 102% of the outstanding principal balance of the FHLB Advance. As of December 31, 2021, that collateral consisted of fixed income securities included in our total investment portfolio, and cash and cash equivalents, with a total fair value of $167.2 million.

UNREALIZED INVESTMENT LOSSES
Tables 5.4a and 5.4b below summarize, for all available-for-sale investments in an unrealized loss position as of December 31, 2021 and 2020, the aggregate fair value and gross unrealized losses by the length of time those securities have been continuously in an unrealized loss position. Gross unrealized losses on our available-for-sale investments amounted to $28.5 million and $4.7 million as of December 31, 2021 and 2020, respectively. The fair value amounts reported in tables 5.4a and 5.4b below are estimated using the process described in Note 6 - "Fair Value Measurements" to these consolidated financial statements.

Unrealized loss aging for securities by type and length of time as of December 31, 2021
Table	5.4a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$91,154	$(790)	$2,616	$(78)	$93,770	$(868)
Obligations of U.S. states and political subdivisions		452,021	(7,189)	15,540	(207)	467,561	(7,396)
Corporate debt securities		865,085	(13,260)	10,997	(516)	876,082	(13,776)
ABS		100,064	(998)	1,552	(10)	101,616	(1,008)
RMBS		180,586	(2,548)	31,641	(730)	212,227	(3,278)
CMBS		89,889	(1,887)	1,511	(49)	91,400	(1,936)
CLOs		177,663	(71)	21,973	(35)	199,636	(106)
Foreign government debt		13,649	(99)	—	—	13,649	(99)
Total		$1,970,111	$(26,842)	$85,830	$(1,625)	$2,055,941	$(28,467)

Unrealized loss aging for securities by type and length of time as of December 31, 2020
Table	5.4b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$2,690	$(2)	$—	$—	$2,690	$(2)
Obligations of U.S. states and political subdivisions		31,416	(256)	—	—	31,416	(256)
Corporate debt securities		44,968	(1,728)	—	—	44,968	(1,728)
ABS		14,929	(18)	—	—	14,929	(18)
RMBS		98,409	(773)	3,566	(65)	101,975	(838)
CMBS		13,212	(789)	2,799	(336)	16,011	(1,125)
CLOs		95,287	(261)	73,904	(431)	169,191	(692)
Total		$300,911	$(3,827)	$80,269	$(832)	$381,180	$(4,659)
Based on current facts and circumstances, we believe the unrealized losses as of December 31, 2021 presented in table 5.4a above are not indicative of the ultimate collectability of the current amortized cost of the securities and that the securities are not impaired. The gross unrealized losses in all categories of our investments were caused by changes in market yields, between the time of purchase and the respective fair value measurement date. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists.
The unrealized losses in all categories of our investments as of December 31, 2020 were primarily attributable to widening credit spreads over risk free rates, as a result of economic and market uncertainties arising from the COVID-19 pandemic, which included demand shocks in multiple sectors that originated in 2020.

MGIC Investment Corporation 2021 Form 10-K | 96

MGIC Investment Corporation and Subsidiaries

There were 610 and 109 securities in an unrealized loss position as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the fair value as a percent of amortized cost of the securities in an unrealized loss position was 99% and approximately 15% of the securities in an unrealized loss position were backed by the U.S. Government. As of December 31, 2020, the fair value as a percent of amortized cost of the securities in an unrealized loss position was 99% and approximately 27% of the securities in an unrealized loss position were backed by the U.S. Government. All of the securities in an unrealized loss position are current with respect to their interest obligations.

The source of net investment income is shown in table 5.5 below.

Net investment income
Table	5.5
(In thousands)		2021	2020	2019
Fixed income securities		$160,030	$157,065	$165,523
Equity securities		471	620	406
Cash equivalents		75	1,648	4,444
Other		22	275	974
Investment income		160,598	159,608	171,347
Investment expenses		(4,160)	(5,212)	(4,302)
Net investment income		$156,438	$154,396	$167,045

The change in unrealized gains (losses) of investments is shown in table 5.6 below.

Change in unrealized gains (losses)
Table	5.6
(In thousands)		2021	2020	2019
Fixed income securities		$(154,555)	$169,135	$220,139

MGIC Investment Corporation 2021 Form 10-K | 97

MGIC Investment Corporation and Subsidiaries

NOTE 6	Fair Value Measurements
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

MGIC Investment Corporation 2021 Form 10-K | 98

MGIC Investment Corporation and Subsidiaries

Assets measured at fair value included those listed, by hierarchy level, in the following tables as of December 31, 2021 and 2020. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - "Significant Accounting Policies" to the consolidated financial statements in this Form 10-K.

Assets carried at fair value by hierarchy level as of December 31, 2021
Table	6.1a
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,407	$102,153	$31,254	$—
Obligations of U.S. states and political subdivisions		2,534,653	—	2,534,653	—
Corporate debt securities		2,765,982	—	2,765,982	—
ABS		150,710	—	150,710	—
RMBS		309,110	—	309,110	—
CMBS		319,130	—	319,130	—
CLOs		360,939	—	360,939	—
Foreign government debt		13,650	—	13,650	—
Total fixed income securities		6,587,581	102,153	6,485,428	—
Equity securities		16,068	16,068	—	—
Cash Equivalents		254,230	254,230	—	—
Real estate acquired (1)		1,507	—	—	1,507
Total		$6,859,386	$372,451	$6,485,428	$1,507

Assets carried at fair value by hierarchy level as of December 31, 2020
Table	6.1b
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,693	$149,339	$116,354	$—
Obligations of U.S. states and political subdivisions		2,249,869	—	2,249,869	—
Corporate debt securities		2,844,288	—	2,844,288	—
ABS		206,686	—	206,686	—
RMBS		431,166	—	431,166	—
CMBS		327,502	—	327,502	—
CLOs		310,490	—	310,490	—
Foreign government debt		4,709	—	4,709	—
Commercial paper		21,193	—	21,193	—
Total fixed income securities		6,661,596	149,339	6,512,257	—
Equity securities		18,215	18,215	—	—
Cash Equivalents		288,941	275,668	13,273	—
Real estate acquired (1)		1,092	—	—	1,092
Total		$6,969,844	$443,222	$6,525,530	$1,092
(1)Real estate acquired through claim settlement, which is held for sale, is reported in "Other assets" on the consolidated balance sheets.

Certain financial instruments, including insurance contracts, are excluded from fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 5 - "Investments."

MGIC Investment Corporation 2021 Form 10-K | 99

MGIC Investment Corporation and Subsidiaries

RECONCILIATIONS OF LEVEL 3 ASSETS
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2021 and 2020 is shown in table 6.2 below. There were no losses included in earnings for the years ended December 31, 2021 and 2020 attributable to the change in unrealized losses on assets still held at the end of each applicable year.

Fair value roll-forward for financial instruments classified as Level 3 for the year ended December 31,
Table	6.2
		Real Estate Acquired
(In thousands)		2021	2020
Beginning balance		$1,092	$7,252
Purchases		4,836	8,609
Sales		(4,806)	(15,429)
Included in earnings and reported as losses incurred, net		385	660
Ending balance		$1,507	$1,092
FINANCIAL LIABILITIES NOT CARRIED AT FAIR VALUE
Other invested assets represents our investment in FHLB stock that is carried at cost, which due to restrictions that require it to be redeemed or sold only to the security issuer at par value, approximates fair value. The fair value of other invested assets is categorized as Level 2.

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

Table 6.3 compares the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2021 and 2020.

Financial liabilities not carried at fair value
Table	6.3
		December 31, 2021		December 31, 2020
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$3,100	$3,100	$3,100	$3,100
Financial liabilities
FHLB Advance		$155,000	$157,585	$155,000	$160,865
5.75% Notes		241,255	256,213	240,597	261,752
5.25% Notes		640,253	686,875	638,782	696,449
9% Debentures		110,204	151,000	208,814	273,569
Total financial liabilities		$1,146,712	$1,251,673	$1,243,193	$1,392,635

The 5.75% Notes, 5.25% Notes, and 9% Debentures are obligations of our holding company, MGIC Investment Corporation.

MGIC Investment Corporation 2021 Form 10-K | 100

MGIC Investment Corporation and Subsidiaries

NOTE 7	Debt
DEBT OBLIGATIONS
Table 7.1 shows the carrying value of our long-term debt obligations as of December 31, 2021 and 2020.

Long-term debt obligations
Table	7.1
		December 31,
(In millions)		2021	2020
FHLB Advance - 1.91%, due February 2023		$155.0	$155.0
5.75% Notes, due August 2023 (par value: $242.3 million)		241.3	240.6
5.25% Notes, due August 2028 (par value: $650 million)		640.2	638.8
9% Debentures, due April 2063		110.2	208.8
Long-term debt, carrying value		$1,146.7	$1,243.2

The 5.75% Senior Notes (“5.75% Notes”), 5.25% Senior Notes ("5.25% Notes") and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation. The Federal Home Loan Bank Advance (“FHLB Advance”) is an obligation of MGIC.

2021 Transactions
In December 2021, we repurchased $98.6 million in aggregate principal amount of our 9% Debentures at a purchase price of $135.5 million, plus accrued interest. The repurchase of 9% Debentures resulted in a $36.9 million loss on debt extinguishment on our consolidated statement of operations and a reduction in our potentially dilutive shares by approximately 7.5 million shares.

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

The 5.75% Notes have covenants and events of default customary for securities of this nature, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.75% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.75% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.75% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2021.

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

MGIC Investment Corporation 2021 Form 10-K | 101

MGIC Investment Corporation and Subsidiaries

The 5.25% Notes have covenants and events of default customary for securities of this nature, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.25% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.25% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.25% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2021.

9% Debentures
The 9% Debentures are currently convertible, at the holder's option, at a conversion rate, which is subject to adjustment, of 76.5496 common shares per $1,000 principal amount of the 9% Debentures at any time prior to the maturity date. This represents a conversion price of approximately $13.06 per share. If a holder elects to convert their 9% Debentures, deferred interest, if any, owed on the 9% Debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert.

The 9% Debentures include a feature that allows us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $16.98 (adjusted pro rata for changes in the conversion price) for at least 20 of the 30 trading days preceding notice of the redemption.

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

This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 9% Debentures, including their covenants and events of default. We were in compliance with all covenants at December 31, 2021. The 9% Debentures rank junior to all of our existing and future senior indebtedness.

In February 2022, we repurchased $42.0 million aggregate principal amount of our 9% Debentures at purchase prices of $57.3 million, plus accrued interest.

INTEREST PAYMENTS
Interest payments were $71.7 million during 2021, $54.3 million during 2020 and $50.8 million during 2019.

MGIC Investment Corporation 2021 Form 10-K | 102

MGIC Investment Corporation and Subsidiaries

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2021, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $16 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $19 million.

The “Losses incurred” section of table 8.1 below shows losses incurred on delinquencies that occurred in the current year and in prior years. The amount of losses incurred relating to delinquencies that occurred in the current year represents the estimated amount to be ultimately paid on such delinquencies. The amount of losses incurred relating to delinquencies that occurred in prior years represents the difference between the actual claim rate and claim severity associated with those delinquencies resolved in the current year compared to the estimated claim rate and claim severity at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on delinquencies continuing from the end of the prior year. This re-estimation of the claim rate and claim severity is the result of our review of current trends in the delinquency inventory, such as percentages of delinquencies that have resulted in a claim, the amount of the claims relative to the average loan exposure, changes in the relative level of delinquencies by geography and changes in average loan exposure.

Losses incurred on delinquencies that occurred in the current year decreased in 2021 compared to 2020 due to a decrease in new delinquency notices reported. New delinquency notices and IBNR reserve estimates increased in 2020 due to the impact of the COVID-19 pandemic.

In 2021, we experienced favorable loss development of $60.0 million on previously received delinquencies primarily due to the decrease in the claim rate on pre-COVID-19 and peak COVID-19 delinquencies (those delinquencies for which notices were received in the second and third quarter of 2020). This was offset by the recognition of a probable loss of $6.3 million related to litigation of our claims paying practices and adverse development on LAE reserves and reinsurance. For the year ended December 31, 2020 we experienced adverse loss development of $19.6 million on previously received delinquencies primarily related to claim severity and adjustments to LAE reserves.

The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums and forbearance plans, the average time it takes to receive a claim has increased.

MGIC Investment Corporation 2021 Form 10-K | 103

MGIC Investment Corporation and Subsidiaries

Table 8.1 provides a reconciliation of beginning and ending loss reserves as of and for the past three years:

Development of loss reserves
Table	8.1
(In thousands)		2021	2020	2019
Reserve at beginning of year		$880,537	$555,334	$674,019
Less reinsurance recoverable		95,042	21,641	33,328
Net reserve at beginning of year		785,495	533,693	640,691

Losses incurred:
Losses and LAE incurred in respect of delinquent notices received in:
Current year		124,592	345,170	189,581
Prior years (1)		(60,015)	19,604	(71,006)
Total losses incurred		64,577	364,774	118,575

Losses paid:
Losses and LAE paid in respect of delinquent notices received in:
Current year		664	3,069	4,018
Prior years		68,769	109,923	235,551
Reinsurance terminations (2)		(35,978)	(20)	(13,996)
Total losses paid		33,455	112,972	225,573
Net reserve at end of year		816,617	785,495	533,693
Plus reinsurance recoverables		66,905	95,042	21,641
Reserve at end of year		$883,522	$880,537	$555,334
(1)A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.
(2)In a termination, amounts for any incurred but unpaid losses are paid to us. As a result, the amount due from the reinsurers is reclassified from reinsurance recoverable on loss reserves to reinsurance recoverable on paid losses, resulting in no impact on losses incurred. (See Note 9 - "Reinsurance")

The prior year development of the reserves in 2021, 2020 and 2019 is reflected in the table 8.2 below.

Reserve development on previously received delinquencies
Table	8.2
(In thousands)		2021	2020	2019
(Decrease) in estimated claim rate on primary delinquencies		$(82,904)	$(2,536)	$(111,848)
Increase (decrease)in estimated claim severity on primary delinquencies		310	13,535	(434)
Change in estimates related to pool reserves, LAE reserves, reinsurance and other		22,579	8,605	41,276
Total prior year loss development (1)		$(60,015)	$19,604	$(71,006)
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.
MGIC Investment Corporation 2021 Form 10-K | 104

MGIC Investment Corporation and Subsidiaries

DELINQUENCY INVENTORY
A roll-forward of our primary delinquency inventory for the years ended December 31, 2021, 2020, and 2019 appears in table 8.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Primary delinquency inventory roll-forward
Table	8.3
		2021	2020	2019
Beginning delinquent inventory		57,710	30,028	32,898
New Notices		42,432	106,099	54,239
Cures		(64,896)	(76,107)	(52,035)
Paid claims		(1,223)	(2,245)	(4,267)
Rescissions and denials		(38)	(65)	(168)
Other items removed from inventory		(695)	—	(639)
Ending delinquent inventory		33,290	57,710	30,028

During 2021 and 2019, our losses paid included amounts paid upon commutation of coverage on pools of non-performing loans ("NPLs"). As a result of these payments 695 items were removed from the delinquency inventory with an amount paid of $13.8 million in 2021. During 2019, 639 items were removed from delinquency inventory with an amount paid of $30.0 million.

COVID-19 Activity
Our delinquency notices increased beginning in the second quarter of 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of COVID-19. Starting in the third quarter of 2020, we experienced an increase in cures associated with our COVID-19 new delinquency notices. Government initiatives and actions taken by the GSEs provide for payment forbearance on mortgages to borrowers experiencing hardship during the COVID-19 pandemic. These forbearance plans generally allow for mortgage payments to be suspended for up to 18 months: an initial forbearance period of up to six months; if requested by the borrower, an extension of up to six months; and, for loans in a COVID-19 forbearance plan as of February 28, 2021, an additional extension up to six months, subject to certain limits.

Historically as a delinquency ages it is more likely to result in a claim. The number of consecutive months that a borrower has been delinquent is shown in table 8.4 below.

Primary delinquency inventory - consecutive months delinquent
Table	8.4
		December 31,
		2021	2020	2019
3 months or less		7,586	11,542	9,447
4 - 11 months		7,990	34,620	9,664
12 months or more (1)		17,714	11,548	10,917
Total		33,290	57,710	30,028

3 months or less		23%	20%	32%
4 - 11 months		24%	60%	32%
12 months or more		53%	20%	36%
Total		100%	100%	100%

Primary claims received inventory included in ending delinquent inventory		211	159	538
(1)Approximately 20%, 31%, and 36% of the delinquent inventory that has been delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of December 31, 2021, 2020 and 2019, respectively.

The increase in loans in the delinquency inventory that are 12 months or more consecutive months delinquent compared to December 31, 2020 is primarily due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic. This was partially offset by an increase in cures in the second half of 2020 and throughout 2021.

POOL INSURANCE DEFAULT INVENTORY
Pool insurance default inventory was 498 at December 31, 2021, 680 at December 31, 2020, and 653 at December 31, 2019.

PREMIUM REFUNDS
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in "Other liabilities" on our consolidated balance sheets and approximated $37 million and $30 million at December 31, 2021 and 2020, respectively.

MGIC Investment Corporation 2021 Form 10-K | 105

MGIC Investment Corporation and Subsidiaries

NOTE 9	Reinsurance
Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with, in the case of quota share reinsurance, the related earned premiums) we have underwritten to other insurance companies who agree to share these risks. The purpose of ceded reinsurance is to protect us, at a cost, against losses arising from our mortgage guaranty policies covered by the agreement and to manage our capital requirements under PMIERs. Reinsurance is currently placed on a quota share and excess of loss basis but we also have immaterial captive reinsurance agreements that were in effect through December 31, 2020.

Table 9.1 below shows the effect of all reinsurance agreements on premiums earned and losses incurred as reflected in the consolidated statements of operations.

Reinsurance
Table	9.1
		Years ended December 31,
(In thousands)		2021	2020	2019
Premiums earned:
Direct		$1,167,592	$1,199,824	$1,155,240
Assumed		9,858	10,848	5,085
Ceded		(163,031)	(188,729)	(129,337)
Net premiums earned		1,014,419	1,021,943	1,030,988

Losses incurred:
Direct		74,496	442,194	130,100
Assumed		(57)	555	(125)
Ceded		(9,862)	(77,975)	(11,400)
Net losses incurred		$64,577	$364,774	$118,575

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

MGIC Investment Corporation 2021 Form 10-K | 106

MGIC Investment Corporation and Subsidiaries

Table 9.2 below provides additional detail regarding our QSR transactions in effect during 2021.

Reinsurance
Table	9.2

Quota Share Contract		Policy Year	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2015 QSR		Prior to 2017	15.0%	68.0%	December 31, 2031
2017 QSR (2)		2017	30.0%	60.0%	December 31, 2028
2018 QSR (2)		2018	30.0%	62.0%	December 31, 2029
2019 QSR		2019	30.0%	62.0%	December 31, 2030
2020 QSR		2020	12.5%	62.0%	December 31, 2031
2020 QSR and 2021 QSR		2020 - 2021	17.5%	62.0%	December 31, 2032
2021 QSR		2021	12.5%	57.5%	December 31, 2032
2022 QSR		2022	15.0%	57.5%	December 31, 2033
Credit Union QSR (3)		2020-2025	65.0%	50.0%	December 31, 2039
(1) We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.
(2) 2017 and 2018 QSR Transactions were terminated effective December 31, 2021.
(3) Eligible credit union business written before April 1, 2020 was covered by our 2019 and prior QSR Transactions.

We have executed an agreement with a group of unaffiliated reinsurers for a reinsurance transaction with an effective date of January 1, 2022 with a similar structure to our existing QSR transactions that will cover most of our NIW in 2022 (with an additional 15.0% quota share) and 2023 (with a 15% quota share). Generally, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transaction remain below 62.0%.

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

Table 9.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case be elected by us for a fee. The optional reduction to the quota share percentage would give us an option to reduce our quota share percentage from the original percentage as shown in table 9.2 to the percentage showed in 9.3.

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
(1) We can elect early termination of the QSR transaction beginning on this date, and bi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.

MGIC Investment Corporation 2021 Form 10-K | 107

MGIC Investment Corporation and Subsidiaries

Table 9.4 provides a summary of our QSR Transactions, excluding captive agreements, for 2021, 2020, and 2019.

Quota share reinsurance
Table	9.4
		Years ended December 31,
(In thousands)		2021	2020	2019
Ceded premiums written and earned, net of profit commission		$118,537	$167,930	$111,550
Ceded losses incurred		9,862	78,012	11,395
Ceding commissions (1)		53,460	48,077	48,793
Profit commission		153,759	72,452	139,179
(1)Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

We incurred an early termination fee of $5 million for the termination of our 2017 and 2018 QSR Transactions effective December 31, 2021. The reinsurance recoverable on paid losses as of December 31, 2021 includes $36 million due from the reinsurers participating in the 2017 and 2018 QSR Transactions for loss and LAE reserves incurred at the time of termination.

Ceded premiums written and earned, net of profit commission, increased in 2020 due to the decrease in profit commission. The decrease in profit commission was a result of higher ceded losses incurred, primarily due to an increase in the delinquency inventory due to the impacts of the COVID-19 pandemic.

Under the terms of our QSR Transactions currently in effect, ceded premiums, ceding commissions, profit commission, and ceded loss paid and LAE paid are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheets. The reinsurance recoverable on loss reserves related to our QSR Transactions was $66.9 million as of December 31, 2021 and $95.0 million as of December 31, 2020. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three. An allowance for credit losses was not required for 2021.

MGIC Investment Corporation 2021 Form 10-K | 108

MGIC Investment Corporation and Subsidiaries

EXCESS OF LOSS REINSURANCE
We have aggregate excess of loss reinsurance transactions (“Home Re Transactions”) with unaffiliated special purpose insurers (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses paid, and a Home Re special purpose entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. Subject to certain conditions, the reinsurance coverage decreases over a period of either 10 or 12.5 years, depending on the transaction, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid.

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

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of December 31, 2021 a "Trigger Event" has occurred on our Home Re 2018-1 and Home Re 2019-1 ILN transactions because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction. A "Trigger Event" has also occurred on the Home Re 2021-2 ILN transactions because the credit enhancement of the most senior tranche is less than the target credit enhancement.

Table 9.5 provides a summary of our Home Re Transactions as of December 31, 2021, December 31, 2020 and December 31, 2019.

Excess of Loss Reinsurance
Table 9.5
($ in thousands)	Home Re 2021-2, Ltd.	Home Re 2021-1, Ltd.	Home Re 2020-1, Ltd.	Home Re 2019-1, Ltd.	Home Re 2018-1, Ltd.
Issue Date	August 3, 2021	February 2, 2021	October 29, 2020	May 25, 2019	October 30, 2018
Policy Inforce Dates	January 1, 2021 - May 28, 2021	August 1, 2020 - December 31, 2020	January 1, 2020 - July 31, 2020	January 1, 2018 - March 31, 2019	July 1, 2016 - December 31, 2017
Optional Call Date (1)	July 25, 2028	January 25, 2028	October 25, 2027	May 25, 2026	October 25, 2025
Legal Maturity	12.5 years	12.5 years	10 years	10 years	10 years
Initial First Layer Retention	190,159	211,159	275,283	185,730	168,691
Initial Excess of Loss Reinsurance Coverage	398,429	398,848	412,917	315,739	318,636
2021
Remaining First Layer Retention	190,159	211,142	275,204	183,917	165,365
Remaining Excess of Loss Reinsurance Coverage	398,429	387,830	234,312	208,146	218,343
2020
Remaining First Layer Retention	—	—	275,283	184,514	166,005
Remaining Excess of Loss Reinsurance Coverage	—	—	412,917	208,146	218,343
2019
Remaining First Layer Retention	—	—	—	185,636	167,779
Remaining Excess of Loss Reinsurance Coverage	—	—	—	271,021	260,957
(1)We have the right to terminate the Home Re Transactions under certain circumstances and on any payment date on or after the respective Optional Call date.

MGIC Investment Corporation 2021 Form 10-K | 109

MGIC Investment Corporation and Subsidiaries

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 Transactions references SOFR, while the remaining Home Re Transactions reference the one-month LIBOR. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at December 31, 2021 and December 31, 2020, were not material to our consolidated balance sheet, and the change in fair values during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 were not material to our consolidated statements of operations. Total ceded premiums under the Home Re transaction were $44.5 million, $20.8 million, and $17.6 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

At the time the Home Re Transactions were entered into, we concluded that each Home Re Entity is a variable interest entity (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make sufficient decisions relating to the entity’s operations through voting rights or do not substantively participate in gains and losses of the entity. Given that MGIC (1) does not have the unilateral power to direct the activities that most significantly affect each Home Re Entity’s economic performance and (2) does not have the obligation to absorb losses or the right to receive benefits of each Home Re Entity that could be significant to the Home Re Entity, consolidation of the Home Re Entities is not required.

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of December 31, 2021, December 31, 2020 and December 31, 2019, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 9.6 presents the total assets of the Home Re Entities as of December 31, 2021 , December 31, 2020 and December 31, 2019.

Home Re Entities total assets
Table	9.6

(In thousands)
Home Re Entity		Total VIE Assets
December 31, 2021
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		251,387
Home Re 2021-1 Ltd.		398,848
Home Re 2021-2 Ltd.		398,429

December 31, 2020
Home Re 2018-01 Ltd.		$218,343
Home Re 2019-01 Ltd.		208,146
Home Re 2020-01 Ltd.		412,917

December 31, 2019
Home Re 2018-01 Ltd.		$269,451
Home Re 2019-01 Ltd.		283,150

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

The total calculated PMIERs credit for risk ceded under our Home Re Transactions is generally based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (see Note 1 - "Nature of Business" and Note 2 - "Basis of Presentation" ).

MGIC Investment Corporation 2021 Form 10-K | 110

MGIC Investment Corporation and Subsidiaries

NOTE 10	Other Comprehensive Income (Loss)
The pretax components of our other comprehensive income (loss) and related income tax (expense) benefit for the years ended December 31, 2021, 2020 and 2019 are included in table 10.1 below.

Components of other comprehensive income (loss)
Table	10.1
(In thousands)		2021	2020	2019
Net unrealized investment (losses) gains on securities without an allowance for credit losses		$(154,555)	$169,135	$220,139
Income tax benefit (expense)		32,456	(35,519)	(46,229)
Net of taxes		(122,099)	133,616	173,910

Net changes in benefit plan assets and obligations		31,613	13,288	29,129
Income tax benefit (expense)		(6,638)	(2,791)	(6,117)
Net of taxes		24,975	10,497	23,012

Total other comprehensive income (loss)		(122,942)	182,423	249,268
Total income tax benefit (expense)		25,818	(38,310)	(52,346)
Total other comprehensive income (loss), net of tax		$(97,124)	$144,113	$196,922

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) ( "AOCI", "AOCL") to our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 are included in table 10.2 below.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
Table	10.2
(In thousands)		2021	2020	2019
Reclassification adjustment for net realized (losses) gains included in net income (1)		$10,455	$13,862	$3,637
Income tax benefit (expense)		(2,195)	(2,912)	(763)
Net of taxes		8,260	10,950	2,874

Reclassification adjustment related to benefit plan assets and obligations (2)		(9,779)	(15,968)	(8,097)
Income tax benefit (expense)		2,053	3,353	1,701
Net of taxes		(7,726)	(12,615)	(6,396)

Total reclassifications		676	(2,106)	(4,460)
Income tax benefit (expense)		(142)	441	938
Total reclassifications, net of tax		$534	$(1,665)	$(3,522)
(1)(Decreases) increases Net realized investment gains on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation 2021 Form 10-K | 111

MGIC Investment Corporation and Subsidiaries

A roll-forward of AOCI (AOCL) for the years ended December 31, 2021, 2020, and 2019, including amounts reclassified from AOCI (AOCL), is included in table 10.3 below.

Roll-forward of Accumulated Other Comprehensive Income (Loss)
Table	10.3
(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Total AOCL
Balance, December 31, 2018, net of tax		$(35,389)	$(88,825)	$(124,214)
Other comprehensive income (loss) before reclassifications		176,784	16,616	193,400
Less: Amounts reclassified from AOCL		2,874	(6,396)	(3,522)
Balance, December 31, 2019, net of tax		138,521	(65,813)	72,708
Other comprehensive income (loss) before reclassifications		144,566	(2,118)	142,448
Less: Amounts reclassified from AOCL		10,950	(12,615)	(1,665)
Balance, December 31, 2020, net of tax		272,137	(55,316)	216,821
Other comprehensive income (loss) before reclassifications		(113,839)	17,249	(96,590)
Less: Amounts reclassified from AOCL		8,260	(7,726)	534
Balance, December 31, 2021, net of tax		$150,038	$(30,341)	$119,697

MGIC Investment Corporation 2021 Form 10-K | 112

MGIC Investment Corporation and Subsidiaries

NOTE 11	Benefit Plans
We have a non-contributory defined benefit pension plan covering substantially all employees, as well as a supplemental executive retirement plan. We also offer both medical and dental benefits for retired domestic employees, their eligible spouses and dependents under a postretirement benefit plan. The following tables 11.1, 11.2, and 11.3 provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2021, 2020, and 2019 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets as of December 31, 2021 and 2020.

Components of net periodic benefit cost
Table	11.1
		Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
(In thousands)		12/31/2021	12/31/2020	12/31/2019	12/31/2021	12/31/2020	12/31/2019
1. Company Service Cost		$7,569	$7,342	$8,345	$1,508	$1,263	$1,345
2. Interest Cost		11,276	13,036	15,705	648	832	1,130
3. Expected Return on Assets		(20,657)	(22,139)	(19,466)	(8,863)	(7,407)	(5,785)
4. Other Adjustments		—	—	—	—	—	—
Subtotal		(1,812)	(1,761)	4,584	(6,707)	(5,312)	(3,310)
5. Amortization of:
a. Net Transition Obligation/(Asset)		—	—	—	—	—	—
b. Net Prior Service Cost/(Credit)		(239)	(247)	(281)	213	51	(34)
c. Net Losses/(Gains)		5,490	6,578	8,412	(1,697)	(783)	—
Total Amortization		5,251	6,331	8,131	(1,484)	(732)	(34)
6. Net Periodic Benefit Cost		3,439	4,570	12,715	(8,191)	(6,044)	(3,344)
7. Cost of settlements		6,012	10,369	1,933	—	—	—
8. Total Expense for Year		$9,451	$14,939	$14,648	$(8,191)	$(6,044)	$(3,344)

Development of funded status
Table	11.2
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2021	12/31/2020	12/31/2021	12/31/2020
Actuarial Value of Benefit Obligations
1. Measurement Date		12/31/2021	12/31/2020	12/31/2021	12/31/2020
2. Accumulated Benefit Obligation		$390,747	$423,305	$25,635	$28,714

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
1. Projected Benefit Obligation		$(391,698)	$(423,713)	$(25,635)	$(28,714)
2. Plan Assets at Fair Value		391,555	411,245	140,839	119,024
3. Funded Status - Overfunded/Asset		N/A	N/A	$115,204	$90,310
4. Funded Status - Underfunded/Liability		(143)	(12,468)	N/A	N/A

Accumulated other comprehensive (income) loss
Table	11.3
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2021	12/31/2020	12/31/2021	12/31/2020
1. Net Actuarial (Gain)/Loss		$84,045	$98,899	$(47,352)	$(30,565)
2. Net Prior Service Cost/(Credit)		(747)	(988)	2,461	2,673
3. Net Transition Obligation/(Asset)		—	—	—	—
4. Total at Year End		$83,298	$97,911	$(44,891)	$(27,892)

The amortization of gains and losses resulting from differences in actual experience from assumed experience or changes in assumptions including discount rates is included as a component of Net Periodic Benefit Cost/(Income) for the year. The gain or loss in excess of a 10% corridor is amortized by the average remaining service period of participating employees expected to receive benefits under the plan.

MGIC Investment Corporation 2021 Form 10-K | 113

MGIC Investment Corporation and Subsidiaries

Table 11.4 shows the changes in the projected benefit obligation for 2021 and 2020.

Change in projected benefit / accumulated benefit
Table	11.4
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2021	12/31/2020	12/31/2021	12/31/2020
1. Benefit Obligation at Beginning of Year		$423,713	$413,350	$28,714	$27,496
2. Company Service Cost		7,569	7,342	1,508	1,263
3. Interest Cost		11,276	13,036	648	832
4. Plan Participants' Contributions		—	—	456	425
5. Net Actuarial (Gain)/Loss		(10,018)	36,196	(3,574)	660
6. Benefit Payments from Fund (1)		(40,482)	(40,260)	(1,963)	(1,975)
7. Benefit Payments Directly by Company		(362)	(5,953)	—	—
8. Plan Amendments		2	2	—	—
9. Other Adjustment		—	—	(154)	13
10. Settlement (Gain)/Loss		—	—	—	—
11. Benefit Obligation at End of Year		$391,698	$423,713	$25,635	$28,714
(1)Includes lump sum payments of $27.6 million and $27.5 million in 2021 and 2020, respectively, from our pension plan to eligible participants, which were former employees with vested benefits.

The actuarial gain for 2021 for the pension and supplemental executive retirement plans was primarily due to an increase in the discount rate used to calculate the obligation. The actuarial loss for 2020 for the pension and supplemental executive retirement plans was primarily due to a decrease in the discount rate used to calculate the obligation. The actuarial gain for 2021 for other postretirement plans was primarily due to an increase in the discount rate used to calculate the obligation. The actuarial loss for 2020 for the postretirement benefits plan was primarily due to the decrease in the discount rate used to calculate the obligation. Table 11.7 below includes the actuarial assumptions used to calculate the benefit obligations of our plans for 2021 and 2020.

MGIC Investment Corporation 2021 Form 10-K | 114

MGIC Investment Corporation and Subsidiaries

Tables 11.5 and 11.6 shows the changes in the fair value of the net assets available for plan benefits, and changes in other comprehensive income (loss) during 2021 and 2020.

Change in plan assets
Table	11.5
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2021	12/31/2020	12/31/2021	12/31/2020
1. Fair Value of Plan Assets at Beginning of Year		$411,245	$402,691	$119,024	$99,590
2. Company Contributions		7,162	12,453	—	—
3. Plan Participants' Contributions		—	—	456	425
4. Benefit Payments from Fund		(40,482)	(40,260)	(1,963)	(1,975)
5. Benefit Payments paid directly by Company		(362)	(5,953)	—	—
6. Actual Return on Assets		13,992	42,314	23,773	21,409
7. Other Adjustment		—	—	(451)	(425)
8. Fair Value of Plan Assets at End of Year		$391,555	$411,245	$140,839	$119,024

Change in accumulated other comprehensive income (loss) ("AOCI")
Table	11.6
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2021	12/31/2020	12/31/2021	12/31/2020
1. AOCI in Prior Year		$97,911	$98,589	$(27,892)	$(15,281)
2. Increase/(Decrease) in AOCI
a. Recognized during year - Prior Service (Cost)/Credit		239	247	(213)	(51)
b. Recognized during year - Net Actuarial (Losses)/Gains		(11,502)	(16,948)	1,697	782
c. Occurring during year - Prior Service Cost		2	2	—	—
d. Occurring during year - Net Actuarial Losses/(Gains)		(3,352)	16,021	(18,483)	(13,342)
3. AOCI in Current Year		$83,298	$97,911	$(44,891)	$(27,892)

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

Actuarial assumptions
Table	11.7
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
		12/31/2021	12/31/2020	12/31/2021	12/31/2020
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate		3.05%	2.75%	2.85%	2.35%
2. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A
3. Cash balance interest crediting rate		2.80%	2.50%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate		2.80%	3.30%	2.35%	3.20%
2. Expected Long-term Return on Plan Assets		5.25%	5.75%	7.50%	7.50%
3. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year		N/A	N/A	6.50%	6.00%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)		N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate		N/A	N/A	2028	2024

MGIC Investment Corporation 2021 Form 10-K | 115

MGIC Investment Corporation and Subsidiaries

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

The year-end asset allocations of the plans are shown in table 11.8 below.

Plan assets
Table	11.8
		Pension Plan		Other Postretirement Benefits
		12/31/2021	12/31/2020	12/31/2021	12/31/2020
1. Equity Securities		21%	21%	100%	100%
2. Debt Securities		79%	79%	—%	—%
3. Total		100%	100%	100%	100%

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value of our benefit plan assets:

è	Level 1	Quoted prices for identical instruments in active markets that we can access. Financial assets using Level 1 inputs include equity securities, mutual funds, money market funds, certain U.S. Treasury securities and exchange traded funds ("ETFs").
è	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the instrument. The observable inputs are used in valuation models to calculate the fair value of the instruments. Financial assets using Level 2 inputs include certain municipal, corporate and foreign bonds, obligations of U.S. government corporations and agencies, and pooled equity accounts.

MGIC Investment Corporation 2021 Form 10-K | 116

MGIC Investment Corporation and Subsidiaries

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

Tables 11.9a and 11.9b set forth by level, within the fair value hierarchy, the pension plan assets and related accrued investment income at fair value as of December 31, 2021 and 2020. There were no securities that used Level 3 inputs.

Pension plan assets at fair value as of December 31, 2021
Table	11.9a
(In thousands)		Level 1	Level 2	Total
Domestic Mutual Funds		$4,071	$—	$4,071
Corporate Bonds		—	221,033	221,033
U.S. Government Securities		32,947	—	32,947
Municipal Bonds		—	20,093	20,093
Foreign Bonds		—	34,103	34,103
Pooled Equity Accounts		—	79,308	79,308
Total Assets at fair value		$37,018	$354,537	$391,555

Pension plan assets at fair value as of December 31, 2020
Table	11.9b
(In thousands)		Level 1	Level 2	Total
Domestic Mutual Funds		$4,842	$—	$4,842
Corporate Bonds		—	231,190	231,190
U.S. Government Securities		26,407	—	26,407
Municipal Bonds		—	32,891	32,891
Foreign Bonds		—	33,368	33,368
Pooled Equity Accounts		—	82,547	82,547
Total Assets at fair value		$31,249	$379,996	$411,245

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

MGIC Investment Corporation 2021 Form 10-K | 117

MGIC Investment Corporation and Subsidiaries

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

Tables 11.10a and 11.10b set forth the other postretirement benefits plan assets at fair value as of December 31, 2021 and 2020. All are Level 1 assets.

Other postretirement benefits plan assets at fair value as of December 31, 2021
Table	11.10a
(In thousands)		Level 1
Domestic Mutual Funds		$112,770
International Mutual Funds		28,069
Total Assets at fair value		$140,839

Other postretirement benefits plan assets at fair value as of December 31, 2020
Table	11.10b
(In thousands)		Level 1
Domestic Mutual Funds		$91,454
International Mutual Funds		27,570
Total Assets at fair value		$119,024

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

Investment in international mutual funds is limited to a maximum of 30% of the equity range. The allocation as of December 31, 2021 included 2% that was primarily invested in equity securities of emerging market countries and another 18% was invested in securities of companies primarily based in Europe and the Pacific Basin.

Tables 11.12 and 11.13 show the current and estimated future contributions and benefit payments.

Company contributions
Table	11.12
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2021	12/31/2021
Company Contributions for the Year Ending:
1. Current		$7,162	$—
2. Current + 1		6,500	—

Benefits payments - total
Table	11.13
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2021	12/31/2021
Actual Benefit Payments for the Year Ending:
1. Current		$40,844	$1,963
Expected Benefit Payments for the Year Ending:
2. Current + 1		28,806	1,713
3. Current + 2		29,023	1,888
4. Current + 3		28,247	2,000
5. Current + 4		28,320	2,148
6. Current + 5		28,815	2,108
7. Current + 6 - 10		131,716	9,854

PROFIT SHARING AND 401(K)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a contribution to the plan of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees of 100% up to the first 4% contributed. We recognized expenses related to these plans of $8.0 million in 2021 and 2020 respectively, and $7.4 million in 2019.

MGIC Investment Corporation 2021 Form 10-K | 118

MGIC Investment Corporation and Subsidiaries

NOTE 12	Income Taxes
Net deferred tax liabilities included on the Consolidated Balance Sheet at December 31, 2021 and 2020 as a component of Other liabilities are as follows:

Deferred tax assets and liabilities
Table	12.1
(In thousands)		2021	2020
Total deferred tax assets		$32,331	$38,443
Total deferred tax liabilities		(71,743)	(98,485)
Net deferred tax liability		$(39,412)	$(60,042)

Table 12.2 includes the components of the net deferred tax liability as of December 31, 2021 and 2020.

Deferred tax components
Table	12.2
(In thousands)		2021	2020
Unearned premium reserves		$19,116	$23,163
Benefit plans		(21,360)	(13,977)
Loss reserves		4,034	3,542
Unrealized appreciation in investments		(39,883)	(72,341)
Deferred Policy Acquisition Cost		(4,551)	(4,528)
Deferred compensation		6,118	6,776
Other, net		(2,886)	(2,677)
Net deferred tax liability		$(39,412)	$(60,042)

We believe that all gross deferred tax assets at December 31, 2020 and 2021 are fully realizable and no valuation allowance has been established.

Table 12.3 summarizes the components of the provision for income taxes:

Provision for (benefit from) income taxes
Table	12.3
(In thousands)		2021	2020	2019
Current Federal		$161,055	$85,574	$162,911
Deferred Federal		4,392	28,244	11,860
Other		1,347	(648)	(557)
Provision for income taxes		$166,794	$113,170	$174,214

Current federal income tax payments were $155.3 million, $79.6 million, and $158.3 million in 2021, 2020 and 2019, respectively. At December 31, 2021 we owned $426.3 million of tax and loss bonds.

Table 12.4 reconciles the federal statutory income tax rate to our effective tax provision rate.

Effective tax rate reconciliation
Table	12.4
		2021	2020	2019
Federal statutory income tax rate		21.0%	21.0%	21.0%
Tax exempt municipal bond interest		(0.6)%	(0.9)%	(0.6)%
Other, net		0.4%	0.1%	0.1%
Effective tax rate		20.8%	20.2%	20.5%

We have not recorded any uncertain tax positions during 2020 and 2021 and have no unrecognized tax benefits at December 31, 2020 and December 31, 2021. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2018.
MGIC Investment Corporation 2021 Form 10-K | 119

MGIC Investment Corporation and Subsidiaries

NOTE 13	Shareholders' Equity
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

SHARE REPURCHASE PROGRAMS
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the last half of 2021 we repurchased approximately 19.0 million shares of our common stock at a weighted average cost per share of $15.30, which included commissions. We may repurchase up to an additional $500 million of our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. In 2022, through February 18, we repurchased approximately 4.9 million shares of our common stock at a weighted average cost per share of $15.50, which included commissions.

Prior to the COVID-19 pandemic, In the first quarter of 2020, we repurchased approximately 9.6 million shares of our common stock at a weighted average cost per share of $12.47, which included commissions.

During 2019, we repurchased approximately 8.7 million shares of our common stock at a weighted average cost per share of $13.13, which included commissions.

CASH DIVIDENDS
In the first and second quarters of 2021, we paid quarterly cash dividends of $0.06 per share to shareholders which totaled $41.1 million. In the third and fourth quarters of 2021, we paid quarterly cash dividends of $0.08 per share which totaled $53.6 million. On January 25, 2022, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.08 per share payable on March 2, 2022, to shareholders of record at the close of business on February 16, 2022.

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

In addition to the typical adjustments from statutory to GAAP, mortgage insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned under SSAP and principles prescribed by the OCI. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of premiums earned in a calendar year. For the year ended 2021, MGIC did not withdraw amounts from its contingency reserve. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact the GAAP statements of operations.

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

Statutory financial information of insurance subsidiaries
Table	14.1
		As of and for the Years Ended December 31,
(In thousands)		2021	2020	2019
Statutory net income		$295,811	$65,201	$305,857
Statutory policyholders' surplus		1,220,714	1,339,509	1,619,069
Contingency reserve		4,126,604	3,585,864	3,021,055

MGIC Investment Corporation 2021 Form 10-K | 120

MGIC Investment Corporation and Subsidiaries

For the years ended December 31, 2021, 2020, and 2019 there were no surplus contributions made to MGIC or distributions from other insurance subsidiaries to us. Dividends paid by MGIC are shown in table 14.2 below.

Surplus contributions and dividends of insurance subsidiaries
Table	14.2
		Years Ended December 31,
(In thousands)		2021	2020	2019
Dividends paid by MGIC to the parent company (1)		$400,000	390,000	280,000
(1) Dividends paid in cash and/or investment securities. Also in 2021 MGIC distributed to the holding company, as a dividend, its investment in MGIC Credit Assurance Corporation at an amount of $8.9 million. In 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures held at an amortized cost of $139.5 million.

STATUTORY CAPITAL REQUIREMENTS
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position ("MPP"). MGIC's “policyholder position” includes its net worth or surplus, and its contingency loss reserve.

At December 31, 2021, MGIC’s risk-to-capital ratio was 9.5 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements and its policyholder position was $3.4 billion above the required MPP of $1.9 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

At December 31, 2021, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.5 to 1.
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
DIVIDEND RESTRICTIONS
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments in 2022, we will notify the OCI to ensure it does not object.

The OCI recognizes only statutory accounting principles prescribed, or practices permitted, by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency loss reserves through the income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency loss reserves, statutory net income is reduced. For the year ended December 31, 2021, MGIC’s increase in contingency loss reserves was $534 million and statutory net income was $290 million. As of December 31, 2021, MGIC's statutory policyholders' surplus was $1,217 million.

MGIC Investment Corporation 2021 Form 10-K | 121

MGIC Investment Corporation and Subsidiaries

NOTE 15	Share-based Compensation Plans
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years, although awards to our non-employee directors vest immediately.

We have an omnibus incentive plan that was adopted on April 23, 2020. When the 2020 plan was adopted, no further awards could be made under our previous 2015 plan. The purpose of the 2020 plan is to motivate and incentivize performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. The 2020 plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after April 23, 2030 under the 2020 plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. At December 31, 2021, 8.8 million shares were available for future grant under the 2020 plan.

The compensation cost that has been charged against income for share-based plans was $17.1 million, $13.8 million, and $18.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The related income tax benefit recognized for share-based plans was $1.8 million, $1.7 million, and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Table 15.1 summarizes restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2021.

Restricted stock
Table	15.1
		Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2020		$13.57	4,139,243
Granted (1)		12.83	1,370,542
Vested		14.97	(1,330,129)
Forfeited		13.87	(33,568)
Restricted stock outstanding at December 31, 2021		$12.88	4,146,088
(1) Approximately 71% of the shares granted in 2021 are subject to performance conditions under which the target number of shares granted may vest up to 200%.

At December 31, 2021, the 4.1 million shares of restricted stock outstanding consisted of 3.1 million shares that are subject to performance conditions (“performance shares”) and 1.0 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2020 and 2019 was $13.62 and $11.92, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant or previous trading day if the Exchange is closed on the date of grant. The total fair value of restricted stock vested during 2021, 2020 and 2019 was $15.1 million, $20.4 million, and $13.7 million, respectively.

As of December 31, 2021, there was $38.1 million of total unrecognized compensation cost related to non-vested share-based compensation agreements granted under the plans. Of this total, $32.6 million of unrecognized compensation costs relate to performance shares and $5.5 million relates to time vested shares. A portion of the unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance and service conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 16	Leases
We lease data processing equipment and autos under operating leases that expire during the next four years. Generally, rental payments are fixed.

Table 16.1 shows minimum the future operating lease payments as of December 31, 2021.

Minimum future operating lease payments
Table	16.1
(In thousands)		Amount
2022		$771
2023		416
2024		211
2025		45
2026 and thereafter		—
Total		$1,443

Total lease expense under operating leases was $1.3 million in 2021, $1.9 million in 2020, and $2.1 million in 2019.

MGIC Investment Corporation 2021 Form 10-K | 122

MGIC Investment Corporation and Subsidiaries

NOTE 17	Litigation and Contingencies
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a "curtailment"). In recent years, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In 2021 and 2020, curtailments reduced our average claim paid by approximately 4.4% and 3.6%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans have decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once the foreclosure moratoriums and forbearance plans end. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment, and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings. Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we consider our claim payment or rescission resolved for financial reporting purposes and do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss, including recording a probable loss of $6.3 million in 2021. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is possible that we will record an additional loss. We are currently involved in discussions and/or proceedings with respect to our claims paying practices. Although it is possible that, if not resolved by negotiation, we will not prevail on all matters, we are unable to make a reasonable estimate or range of estimates of the potential liability. We estimate the maximum exposure where a loss is reasonably possible to be approximately $27 million more than the amount of probable loss we have recorded. This estimate of maximum exposure is based on currently available information; is subject to significant judgment, numerous assumptions and known and unknown uncertainties; will include an amount for matters for which we have recorded a probable loss until such matters are concluded; will include different matters from time to time; and does not include interest or consequential or exemplary damages.

Mortgage insurers, including MGIC, have in the past been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act ("RESPA") and the notice provisions of the Fair Credit Reporting Act ("FCRA"). While these proceedings in the aggregate did not result in material liability for MGIC, there can be no assurance that the outcome of future proceedings, if any, under these laws would not have a material adverse effect on us. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act , FCRA, and other laws. Under relevant laws, examination may also be made of whether a mortgage insurer’s underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.

Through a non-insurance subsidiary, we provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. Claims for remedies may be made a number of years after the underwriting work was performed. The related contract underwriting remedy expense for each of the years ended December 31, 2021, 2020, and 2019, was immaterial to our consolidated financial statements.

In addition to the matters described above, we are involved in other disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation 2021 Form 10-K | 123

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGIC Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGIC Investment Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Loss Reserves – Primary Case Reserves

As described in Notes 3 and 8 to the consolidated financial statements, the Company establishes case reserves for estimated insurance losses when notices of delinquency on insured mortgage loans are received. As of December 31, 2021, the Company’s recorded loss reserves were $884 million. A significant portion of total loss reserves relate to primary case reserves established for the Company’s primary insurance business. Case reserves are established by estimating the number of loans in the delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The Company’s case reserve estimates are primarily established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions.

The principal considerations for our determination that performing procedures relating to the valuation of loss reserves – primary case reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of the primary case reserves; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence relating to the claim rate and claim severity significant assumptions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of loss reserves, including controls over the development of significant assumptions related to the claim rate and claim severity. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the primary case reserves and comparing this independent estimate to management’s recorded primary case reserves to evaluate the reasonableness of the recorded primary case reserves. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and independently developing assumptions related to the claim rate and claim severity.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 23, 2022

We have served as the Company’s auditor since 1985.

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
MANAGEMENT'S CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2021, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL DURING THE FOURTH QUARTER
There are no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

MGIC Investment Corporation 2021 Form 10-K | 126

MGIC Investment Corporation and Subsidiaries

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information (other than on the executive officers) will be included in our Proxy Statement for the 2022 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2021. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

Item 11. Executive Compensation
This information will be included in our Proxy Statement for the 2022 Annual Meeting of Shareholders and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2021. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2022 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2021. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

The table below sets forth certain information, as of December 31, 2021, about the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

		Equity compensation plans approved by security holders
(a)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	4,141,038
(b)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	—
(c)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Row (a)) (2)	8,763,271

(1)Includes 2,772,328 restricted stock units (RSUs) granted under our 2015 Omnibus Incentive Plan (the “2015 Plan”) for which shares will be issued if certain criteria are met. Of the RSUs granted under the 2015 Plan, 2,212,634 are subject to performance conditions and the remaining RSUs are subject to service conditions. Also includes 1,368,710 RSUs granted under our 2020 Omnibus Incentive Plan for which shares will be issued in the future, provided the service conditions are met. Of the RSUs granted under the 2020 Plan, 961,420 are subject to performance conditions and the remaining RSUs are subject to service conditions.
(2)Reflects shares available for granting. All of these shares are available under our 2020 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, this information will be included in our Proxy Statement for the 2022 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2021. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2021 Form 10-K | 127

Item 14. Principal Accountant Fees and Services
This information will be included in our Proxy Statement for the 2022 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2021. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2021 Form 10-K | 128

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2021 and 2020
Consolidated statements of operations for each of the three years in the period ended December 31, 2021
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2021
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2021
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2021
Notes to consolidated financial statements
Report of independent registered public accounting firm

2	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Page
Schedule I - Summary of investments, other than investments in related parties at December 31, 2021	134
Schedule II - Condensed financial information of Registrant
Condensed balance sheets at December 31, 2021 and 2020	135
Condensed statements of operations for each of the three years in the period ended December 31, 2021	136
Condensed statements of cash flows for each of the three years in the period ended December 31, 2021	137
Supplementary notes to parent company financial statements	138
Schedule IV – Reinsurance for each of the three years in the period ended December 31, 2021	139
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

MGIC Investment Corporation 2021 Form 10-K | 129

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	August 8, 2013
3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	May 3, 2021
4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	August 8, 2013
4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	May 3, 2021
4.3	Description of Registrant's Securities †
4.4	Indenture, dated as of October 15, 2000, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee [File 001-10816]	8-K	4.1	October 19, 2000
4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation. [File 001‑10816]	10-Q	4.6	May 12, 2008
4.8	Third Supplemental Indenture, dated as of August 5, 2016, between MGIC Investment Corporation and U.S. Bank National Association, as Trustee, under the Indenture dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	August 5, 2016
4.1	Fourth Supplemental Indenture, dated as of August 12, 2020, between MGIC Investment Corporation and U.S. Bank National Association, as Trustee, under the Indenture dated as of October 15, 2020, between the Company and the Trustee.	8-K	4.10	August 12, 2020
	[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]
10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005
10.2.22	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2019).*	10-K	10.2.22	February 24, 2020
10.2.23	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted July 2019).*	10-K	10.2.23	February 24, 2020
10.2.24	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2020) *	10-K	10.2.24	February 23, 2021
10.2.25	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted March 2021, as amended May 2021) *	10-Q	10.2.25	May 5, 2021
10.2.26	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2022) * †
10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K	10.3.1	March 1, 2011
10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan *	DEF 14A	App. A	March 24, 2015
10.3.4	MGIC Investment Corporation 2020 Omnibus Incentive Plan *	DEF 14A	App. C	March 20, 2020
10.6	Executive Bonus Plan * †

MGIC Investment Corporation 2021 Form 10-K | 130

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.7	Supplemental Executive Retirement Plan. *	8-K	10.7	January 29, 2014
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.* †
10.11.5	Form of Amended and Restated Key Executive Employment and Severance Agreement (Adopted May 2021) *	10-Q	10.11.5	May 5, 2021
10.12	Form of Agreement Not to Compete. * †
21	Direct and Indirect Subsidiaries. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††
99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009
99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009
99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012
99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014
99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.25	May 7, 2015
99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation.	10-K	10.2.15	February 26, 2016
99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto	10-Q	99.27	May 5, 2017
99.28	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.28	May 7, 2020
99.29	State Variations Endorsement (for other than Maine and Puerto Rico) to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.29	May 7, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes a management contract or compensatory plan.
**	Certain portions of this Exhibit are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith.
††	Furnished herewith.

MGIC Investment Corporation 2021 Form 10-K | 131

Item 16. Form 10-K Summary
Not applicable.

MGIC Investment Corporation 2021 Form 10-K | 132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2022.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Timothy J. Mattke	/s/ Jay C. Hartzell
Timothy J. Mattke	Jay C. Hartzell, Director
Chief Executive Officer and Director

/s/ Timothy A. Holt
/s/ Nathaniel H. Colson	Timothy A. Holt, Director
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer	/s/ Jodeen A. Kozlak
(Principal Financial Officer)	Jodeen A. Kozlak, Director

/s/ Julie K. Sperber	/s/ Michael E. Lehman
Julie K. Sperber	Michael E. Lehman, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Melissa B. Lora
Melissa B. Lora, Director

/s/ Analisa M. Allen
Analisa M. Allen, Director	/s/ Gary A. Poliner
Gary A. Poliner, Director

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni, Director	/s/ Sheryl L. Sculley
Sheryl L. Sculley, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

/s/ Curt S. Culver
Curt S. Culver, Director

MGIC Investment Corporation 2021 Form 10-K | 133

MGIC INVESTMENT CORPORATION

SCHEDULE I — Summary of investments - Other than investments in related parties - December 31, 2021
(In thousands) Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed income:
Bonds:
United States government and government agencies and authorities	$133,990	$133,407	$133,407
States, municipalities and political subdivisions	2,408,688	2,534,653	2,534,653
Foreign governments	13,749	13,650	13,650
Public utilities	251,110	250,835	250,835
Asset-backed securities	150,888	150,710	150,710
Collateralized loan obligations	360,436	360,939	360,939
Mortgage-backed	625,321	628,240	628,240
All other corporate bonds	2,453,476	2,515,147	2,515,147
Total fixed income	6,397,658	6,587,581	6,587,581

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	15,838	16,068	16,068
Total equity securities	15,838	16,068	16,068

Total investments	$6,413,496	$6,603,649	$6,603,649

MGIC Investment Corporation 2021 Form 10-K | 134

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Balance Sheets Parent Company Only
	December 31,
(In thousands)	2021	2020
ASSETS
Fixed income, available-for-sale, at fair value (amortized cost, 2021 – $550,324 ; 2020 – $773,881)	$538,872	$773,995
Cash and cash equivalents	124,164	73,000
Investment in subsidiaries, at equity in net assets	4,964,954	4,740,074
Accounts receivable - affiliates	2,130	1,450
Income taxes - current and deferred	242,427	219,059
Accrued investment income	2,642	3,760
Total assets	$5,875,189	$5,811,338

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$881,508	$879,379
Convertible junior subordinated debentures	110,204	208,814
Accrued interest	20,501	23,004
Other liabilities	1,594	1,155
Total liabilities	1,013,807	1,112,352

Shareholders’ equity:
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2021 - 371,353; 2020 - 371,353; shares outstanding 2021 - 320,336; 2020 - 338,573)	371,353	371,353
Paid-in capital	1,794,906	1,862,042
Treasury stock at cost (shares 2021 - 51,017; 2020 - 32,779)	(675,265)	(393,326)
Accumulated other comprehensive income, net of tax	119,697	216,821
Retained earnings	3,250,691	2,642,096
Total shareholders’ equity	4,861,382	4,698,986
Total liabilities and shareholders’ equity	$5,875,189	$5,811,338
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2021 Form 10-K | 135

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Operations Parent Company Only
	Years Ended December 31,
(In thousands)	2021	2020	2019
Revenues:
Investment income, net of expenses	$3,850	$7,090	$7,695
Net realized investment gains (losses)	490	1,454	(311)
Total revenues	4,340	8,544	7,384

Expenses:
Operating expenses	1,644	719	793
Interest expense	68,359	65,472	61,593
Loss on debt extinguishment	36,914	35,033	—
Total expenses	106,917	101,224	62,386
Loss before tax	(102,577)	(92,680)	(55,002)
(Benefit from) provision for income taxes	(21,240)	(18,431)	(12,263)
Equity in net income of subsidiaries	716,320	520,342	716,502
Net income	634,983	446,093	673,763
Other comprehensive income (loss), net of tax	(97,124)	144,113	196,922
Comprehensive income	$537,859	$590,206	$870,685
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2021 Form 10-K | 136

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only
	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$634,983	$446,093	$673,763
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(716,320)	(520,342)	(716,502)
Dividends received from subsidiaries	400,000	221,024	154,413
Deferred tax (benefit) expense	(21,551)	(18,252)	(10,416)
Loss on debt extinguishment	36,914	35,033	—
Other	29,799	19,088	21,104
Change in certain assets and liabilities:
Accounts receivable - affiliates	(680)	972	(735)
Income taxes receivable	(306)	—	1
Accrued investment income	1,118	(1,262)	(478)
Accrued interest	(2,503)	5,076	(2)
Net cash provided by operating activities	361,454	187,430	121,148
Cash flows from investing activities:
Purchases of investments	(339,384)	(1,131,060)	(117,663)
Proceeds from sales of investments	556,384	812,188	160,040
Net cash provided by (used in) investing activities	217,000	(318,872)	42,377
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	640,250	—
Purchase of senior notes	—	(179,735)	—
Payment of original issue discount - senior notes	—	(2,969)	—
Purchase of convertible junior subordinated debentures	(98,610)	(36,392)	—
Payment of original issue discount - convertible junior subordinated debentures	—	(15,049)	—
Cash portion of loss on debt extinguishment	(36,914)	(25,266)	—
Repurchase of common stock	(290,818)	(119,997)	(125,766)
Dividends paid	(94,219)	(82,061)	(41,914)
Payment of debt issuance costs	—	(2,020)	—
Payment of withholding taxes related to share-based compensation net share settlement	(6,729)	(8,940)	(5,726)
Net cash provided by (used in) financing activities	(527,290)	167,821	(173,406)
Net increase (decrease) in cash and cash equivalents	51,164	36,379	(9,881)
Cash and cash equivalents at beginning of year	73,000	36,621	46,502
Cash and cash equivalents at end of year	$124,164	$73,000	$36,621
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2021 Form 10-K | 137

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
SUPPLEMENTARY NOTES

Note A

The accompanying Parent Company financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing this annual report.

Note B

Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date.

The payment of dividends from our insurance subsidiaries is the principal source of cash inflow for MGIC Investment Corporation, our holding company, other than investment income and raising capital in the public markets. The payment of dividends by our insurance subsidiaries is restricted by insurance regulation as discussed above. MGIC is the principal source of dividend-paying capacity and paid a total of $400 million, $390 million and $280 million in dividends in cash and fixed income securities to our holding company during 2021, 2020 and 2019, respectively. No contributions were made to our insurance subsidiaries in 2021, 2020 or 2019.

Note C

The senior notes and convertible junior subordinated debentures ("9% Debentures"), discussed in Note 7 – “Debt” to our consolidated financial statements, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries.

MGIC Investment Corporation 2021 Form 10-K | 138

MGIC INVESTMENT CORPORATION

SCHEDULE IV — Reinsurance Mortgage Insurance Premiums Earned Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2021	$1,167,592	$163,031	$9,858	$1,014,419	1.0%
2020	1,199,824	188,729	10,848	1,021,943	1.1%
2019	1,155,240	129,337	5,085	1,030,988	0.5%

MGIC Investment Corporation 2021 Form 10-K | 139