Form 10-Q
period 2022-03-31
MGIC INVESTMENT CORP
filed 2022-05-04
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2022, there were 309,601,216 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q1 2022 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2022

MGIC Investment Corporation - Q1 2022 | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program
MGIC Investment Corporation - Q1 2022 | 4

Home Re Entities
Unaffiliated special purpose insurers domiciled in Bermuda that participate in our aggregate excess of loss reinsurance transactions.

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
The ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned

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

MGIC Investment Corporation - Q1 2022 | 5

/ O
OCI
Office of the Commissioner of Insurance of the State of Wisconsin

OTTI
Other than temporary impairment

/ P
Peak COVID-19 delinquencies
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

2023 QSR
Our QSR transactions that provides coverage on eligible NIW in 2023

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

MGIC Investment Corporation - Q1 2022 | 6

RMBS
Residential mortgage-backed securities

/ S
State Capital Requirements
Under certain state regulations, the minimum amount of statutory capital relative to risk in force (or similar measure)

/ T
TILA
Truth in Lending Act

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written

Underwriting profit
Net premiums earned minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity
MGIC Investment Corporation - Q1 2022 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	March 31, 2022	December 31, 2021
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2022 - $6,088,948; 2021 - $6,397,658)		$5,935,916	$6,587,581
Equity securities, at fair value (cost 2022 - $15,966; 2021 - $15,838)		15,191	16,068
Other invested assets, at cost		850	3,100
Total investment portfolio		5,951,957	6,606,749
Cash and cash equivalents		477,113	284,690
Restricted cash and cash equivalents		12,784	20,268
Accrued investment income		50,400	51,902
Reinsurance recoverable on loss reserves	4	64,717	66,905
Reinsurance recoverable on paid losses	4	203	36,275
Premiums receivable		57,338	56,540
Home office and equipment, net		45,184	45,614
Deferred insurance policy acquisition costs		21,538	21,671
Other assets		163,567	134,394
Total assets		$6,844,801	$7,325,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$851,272	$883,522
Unearned premiums		229,115	241,690
Federal Home Loan Bank advance	3	—	155,000
Senior notes	3	882,040	881,508
Convertible junior subordinated debentures	3	53,239	110,204
Other liabilities		218,780	191,702
Total liabilities		2,234,446	2,463,626
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2022 - 371,353; 2021 - 371,353; shares outstanding 2022 - 312,581; 2021 - 320,336)		371,353	371,353
Paid-in capital		1,783,611	1,794,906
Treasury stock at cost (shares 2022 - 58,772; 2021 - 51,017)		(793,696)	(675,265)
Accumulated other comprehensive income, net of tax		(150,848)	119,697
Retained earnings		3,399,935	3,250,691
Total shareholders’ equity		4,610,355	4,861,382
Total liabilities and shareholders’ equity		$6,844,801	$7,325,008
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q1 2022 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2022	2021
Revenues:
Premiums written:
Direct		$274,793	$283,005
Assumed		2,031	2,131
Ceded	4	(34,159)	(43,637)
Net premiums written		242,665	241,499
Decrease in unearned premiums, net		12,575	13,546
Net premiums earned		255,240	255,045
Investment income, net of expenses		38,262	37,893
Net realized investment gains (losses)	7	(1,505)	2,215
Other revenue		2,619	2,804
Total revenues		294,616	297,957

Losses and expenses:
Losses incurred, net	11	(19,314)	39,636
Amortization of deferred policy acquisition costs		2,740	2,696
Other underwriting and operating expenses, net		54,732	48,023
Loss on debt extinguishment		22,107	—
Interest expense		14,912	17,985
Total losses and expenses		75,177	108,340
Income before tax		219,439	189,617
Provision for income tax		44,426	39,596
Net income		$175,013	$150,021

Earnings per share:
Basic	6	$0.55	$0.44
Diluted	6	$0.54	$0.43

Weighted average common shares outstanding - basic	6	315,975	338,904
Weighted average common shares outstanding - diluted	6	324,538	356,383

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2022 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2022	2021
Net income		$175,013	$150,021
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	(270,938)	(94,129)
Benefit plan adjustments		393	873
Other comprehensive income (loss), net of tax		(270,545)	(93,256)
Comprehensive income (loss)		$(95,532)	$56,765

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2022 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2022	2021
Common stock

Balance, beginning and end of period		$371,353	$371,353

Paid-in capital
Balance, beginning of period, as previously reported		1,794,906	1,862,042
Cumulative effect of debt with conversion options accounting standards update		—	(68,289)
Balance, beginning of the period, as adjusted		1,794,906	1,793,753
Reissuance of treasury stock, net under share-based compensation plans		(17,867)	(15,397)
Equity compensation		6,572	3,685
Balance, end of period		1,783,611	1,782,041

Treasury stock
Balance, beginning of period		(675,265)	(393,326)
Reissuance of treasury stock, net under share-based compensation plans		9,179	8,776
Repurchase of common stock	12	(127,610)	—
Balance, end of period		(793,696)	(384,550)

Accumulated other comprehensive income (loss)
Balance, beginning of period		119,697	216,821
Other comprehensive income (loss), net of tax	9	(270,545)	(93,256)
Balance, end of period		(150,848)	123,565

Retained earnings
Balance, beginning of period, as previously reported		3,250,691	2,642,096
Cumulative effect of debt with conversion options accounting standards update		—	68,289
Balance, beginning of the period, as adjusted		3,250,691	2,710,385
Net income		175,013	150,021
Cash dividends	12	(25,769)	(20,522)
Balance, end of period		3,399,935	2,839,884

Total shareholders’ equity		$4,610,355	$4,732,293

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2022 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$175,013	$150,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,395	17,422
Deferred tax expense	5,945	2,635
Loss on debt extinguishment	22,107	—
Net realized investment (gains) losses	1,505	(2,215)
Change in certain assets and liabilities:
Accrued investment income	1,502	(1,130)
Reinsurance recoverable on loss reserves	2,188	(7,859)
Reinsurance recoverable on paid losses	36,072	63
Premium receivable	(798)	937
Deferred insurance policy acquisition costs	133	(774)
Profit commission receivable	6,779	(5,430)
Loss reserves	(32,250)	32,573
Unearned premiums	(12,575)	(13,546)
Return premium accrual	(900)	2,900
Current income taxes	38,445	36,897
Other, net	(30,550)	(14,461)
Net cash provided by (used in) operating activities	228,011	198,033

Cash flows from investing activities:
Purchases of investments	(94,017)	(652,328)
Proceeds from sales of investments	218,373	59,378
Proceeds from maturity of fixed income securities	225,972	318,892
Additions to property and equipment	(888)	(441)
Net cash provided by (used in) investing activities	349,440	(274,499)

Cash flows from financing activities:
Purchase of convertible junior subordinated debentures	(56,965)	—
Repayment of FHLB Advance	(155,000)	—
Cash portion of loss on debt extinguishment	(22,107)	—
Repurchase of common stock	(123,640)	—
Dividends paid	(26,112)	(20,827)
Payment of withholding taxes related to share-based compensation net share settlement	(8,688)	(6,621)
Net cash provided by (used in) financing activities	(392,512)	(27,448)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	184,939	(103,914)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	304,958	296,680
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$489,897	$192,766
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2022 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for an interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of March 31, 2022, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.

Note 2. Significant Accounting Policies

Prospective Accounting Standards
Table 2.1 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

Standard / Interpretation
Table	2.1

Amended Standards			Effective date
ASC 944	Long-Duration Contracts
	•	ASU 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	January 1, 2023
Targeted Improvements for Long Duration Contracts: ASU 2018-12
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the amortization of deferred insurance policy acquisition costs. It also provides updates to the recognition, measurement, presentation and disclosure requirements for long duration contracts, which generally do not apply to mortgage insurance. The updated guidance requires deferred acquisition costs to be amortized on a constant level basis over the expected term of the related contracts, versus in proportion to premium, gross profits, or gross margins. In November 2020, FASB issued ASU 2020-11 deferring the effective date, so that it applies for annual periods beginning after December 15, 2022, including interim periods within those annual periods. We are currently evaluating the impacts the adoption of this guidance will have on our consolidated financial statements, but do not expect it to have a material impact.

MGIC Investment Corporation - Q1 2022 | 13

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of March 31, 2022 and December 31, 2021 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		March 31, 2022	December 31, 2021
FHLB Advance - 1.91%, due February 2023		$—	$155.0
5.75% Notes, due August 2023 (par value: $242.3 million)		241.4	241.3
5.25% Notes, due August 2028 (par value: $650 million)		640.6	640.2
9% Debentures, due April 2063 (1)		53.3	110.2
Long-term debt, carrying value		$935.3	$1,146.7
(1)Convertible at any time prior to maturity at the holder’s option, at a conversion rate, which is subject to adjustment, of 76.5496 shares per $1,000 principal amount, representing a conversion price of approximately $13.06 per share. The payment of dividends by our holding company results in adjustments to the conversion rate, with such adjustment generally deferred until the end of the year.

The 5.75% Senior Notes (“5.75% Notes”), 5.25% Senior Notes (5.25% Notes) and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation.

In the first quarter of 2022, we repurchased $57.0 million in aggregate principal amount of our 9% Debentures at a purchase price of $77.7 million plus accrued interest. The repurchase of 9% Debentures resulted in a $20.8 million loss on debt extinguishment on our consolidated statement of operations and a reduction of approximately 4.4 million shares in our potentially dilutive shares.

The Federal Home Loan Bank Advance (the “FHLB Advance”) was an obligation of MGIC. In the first quarter of 2022, we repaid the outstanding principal balance of the FHLB Advance at a prepayment price of $156.3 million, incurring a prepayment fee of $1.3 million.

See Note 7 “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information pertaining to our debt obligations.. As of March 31, 2022 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the three months ended March 31, 2022 and 2021 were $26.7 million and $25.1 million, respectively.

MGIC Investment Corporation - Q1 2022 | 14

Note 4. Reinsurance
The reinsurance agreements to which we are a party, are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended March 31,
(In thousands)		2022	2021
Premiums earned:
Direct		$287,273	$296,271
Assumed		2,126	2,411
Ceded (1)		(34,159)	(43,637)
Net premiums earned		$255,240	$255,045

Losses incurred:
Direct		$(21,092)	$48,071
Assumed		(207)	(25)
Ceded		1,985	(8,410)
Losses incurred, net		$(19,314)	$39,636
(1)Ceded premiums earned net of profit commission.

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

Each of our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratios of 200%.

Table 4.2 below provides additional detail regarding our QSR Transactions.

Quota Share Reinsurance
Table	4.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2015 QSR		Prior to 2017	15.0%	68.0%	December 31, 2031
2019 QSR		2019	30.0%	62.0%	December 31, 2030
2020 QSR		2020	12.5%	62.0%	December 31, 2031
2020 QSR and 2021 QSR		2020	17.5%	62.0%	December 31, 2032
2020 QSR and 2021 QSR		2021	17.5%	61.9%	December 31, 2032
2021 QSR and 2022 QSR		2021	12.5%	57.5%	December 31, 2032
2021 QSR and 2022 QSR		2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR		2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
Credit Union QSR (2)		2020-2025	65.0%	50.0%	December 31, 2039
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
Table 4.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 4.2 to the percentage shown in table 4.3.

MGIC Investment Corporation - Q1 2022 | 15

Quota Share Reinsurance
Table	4.3

Quota Share Contract		Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2015 QSR		June 30, 2021	NA	NA
2019 QSR		July 1, 2022	July 1, 2022	25% or 20%
2020 QSR		December 31, 2022	July 1, 2022	10.5% or 8%
2020 QSR and 2021 QSR, 2020 Policy year		December 31, 2022	July 1, 2022	14.5% or 12%
2020 QSR and 2021 QSR, 2021 Policy year		December 31, 2023	July 1, 2022	14.5% or 12%
2021 QSR and 2022 QSR. 2021 Policy Year		December 31, 2023	July 1, 2022	10.5% or 8%
2021 QSR and 2022 QSR, 2022 Policy Year		December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR, 2022 Policy Year		December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR, 2023 Policy Year		December 31, 2025	July 1, 2024	12.5% or 10%
(1) We can elect early termination of the QSR Transaction beginning on this date, and bi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.

See Note 9 “Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2021 for information about the termination of our 2017 and 2018 QSR Transactions, which resulted in a reinsurance recoverable on paid losses of $36 million for loss and loss adjustment expenses (“LAE”) reserves incurred at the time of termination.

Table 4.4 below provides a summary of our QSR Transactions, for the three months ended March 31, 2022 and 2021.

Quota Share Reinsurance
Table	4.4
		Three Months Ended March 31,
(In thousands)		2022	2021
Ceded premiums written and earned, net of profit commission		$22,378	$33,390
Ceded losses incurred		(1,985)	8,405
Ceding commissions (1)		12,272	13,067
Profit commission		38,980	31,944
(1) Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Ceded losses incurred for the three months ended March 31, 2022 reflect favorable loss reserve development primarily related to delinquencies received in the second and third quarters of 2020 (“Peak COVID-19” delinquencies). See Note 11 - “Loss Reserves” for discussion of our loss reserves.
Under the terms of our QSR Transactions, ceded premiums, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $64.7 million as of March 31, 2022 and $66.9 million as of December 31, 2021. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three..

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

MGIC Investment Corporation - Q1 2022 | 16

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of March 31, 2022 a "Trigger Event" has occurred on our Home Re 2018-1 and Home Re 2019-1 ILN transactions because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction. A “Trigger Event” has also occurred on the Home Re 2021-2 ILN transaction because the credit enhancement of the most senior tranche is less than the target credit enhancement.

Table 4.5 provides a summary of our Home Re Transactions as of March 31, 2022 and December 31, 2021.

Excess of Loss Reinsurance
Table 4.5
($ in thousands)	Home Re 2021-2, Ltd.	Home Re 2021-1, Ltd.	Home Re 2020-1, Ltd.	Home Re 2019-1, Ltd.	Home Re 2018-1, Ltd.
Issue Date	August 3, 2021	February 2, 2021	October 29, 2020	May 25, 2019	October 30, 2018
Policy Inforce Dates	January 1, 2021 - May 28, 2021	August 1, 2020 - December 31, 2020	January 1, 2020 - July 31, 2020	January 1, 2018 - March 31, 2019	July 1, 2016 - December 31, 2017
Optional Call Date (1)	July 25, 2028	January 25, 2028	October 25, 2027	May 25, 2026	October 25, 2025
Legal Maturity	12.5 years	12.5 years	10 years	10 years	10 years
Initial First Layer Retention	190,159	211,159	275,283	185,730	168,691
Initial Excess of Loss Reinsurance Coverage	398,429	398,848	412,917	315,739	318,636
March 31, 2022
Remaining First Layer Retention	190,159	211,142	275,172	183,807	165,179
Remaining Excess of Loss Reinsurance Coverage	398,429	361,362	196,552	208,146	218,343
December 31, 2021
Remaining First Layer Retention	190,159	211,142	275,204	183,917	165,365
Remaining Excess of Loss Reinsurance Coverage	398,429	387,830	234,312	208,146	218,343
(1) We have the right to terminate the Home Re Transactions under certain circumstances and on any payment date on or after the respective Optional Call Date.

In April 2022, MGIC entered into a $473.6 million excess-of-loss reinsurance agreement (executed through an insurance linked note transaction) that covers policies with inforce dates from May 29, 2021 through December 31, 2021.

MGIC Investment Corporation - Q1 2022 | 17

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 Transaction references SOFR, while the remaining Home Re Transactions reference one-month LIBOR. As a result, we concluded that each Home Re transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at March 31, 2022, were not material to our consolidated balance sheet, and the change in fair value during the three months ended March 31, 2022 was not material to our consolidated statements of operations. Total ceded premiums under the Home Re transaction were $11.8 million for the three months ended March 31, 2022, and $10.3 million for the three months ended March 31, 2021.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of March 31, 2022, and December 31, 2021, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.6 presents the total assets of the Home Re Entities as of March 31, 2022 and December 31, 2021.

Home Re total assets
Table	4.6
(In thousands)
Home Re Entity		Total VIE Assets
March 31, 2022
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		209,686
Home Re 2021-1 Ltd.		370,621
Home Re 2021-2 Ltd.		398,429

December 31, 2021
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		251,387
Home Re 2021-1 Ltd.		398,848
Home Re 2021-2 Ltd.		398,429

The reinsurance trust agreements provide that the trust assets may generally only be invested in certain money market funds that (i) invest at least 99.5% of their total assets in cash or direct U.S. federal government obligations, such as U.S. Treasury bills, as well as other short-term securities backed by the full faith and credit of the U.S. federal government or issued by an agency of the U.S. federal government, (ii) have a principal stability fund rating of “AAAm” by S&P or a money market fund rating of “Aaamf” by Moody’s as of the Closing Date and thereafter maintain any rating with either S&P or Moody’s, and (iii) are permitted investments under the applicable credit for reinsurance laws and applicable PMIERs credit for reinsurance requirements.

The total calculated PMIERs credit for risk ceded under our Home Re Transactions is generally based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (see Note 1 - “Nature of Business and Basis of Presentation”).

MGIC Investment Corporation - Q1 2022 | 18

Note 5. Litigation and Contingencies
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent years, an immaterial percentage of claims received in a quarter have been resolved by rescissions. In the first quarter of 2022 and in 2021, curtailments reduced our average claim paid by approximately 5.3% and 4.4%, respectively. The COVID-19 related foreclosure moratoriums and forbearance plans decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once foreclosure activity returns to a more typical level. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

In addition, from time to time, we are involved in other disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q1 2022 | 19

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended March 31,
(In thousands, except per share data)		2022	2021
Basic earnings per share:
Net income		$175,013	$150,021
Weighted average common shares outstanding - basic		315,975	338,904
Basic earnings per share		$0.55	$0.44

Diluted earnings per share:
Net income		$175,013	$150,021
Interest expense, net of tax (1):
9% Debentures		1,512	3,712
Diluted income available to common shareholders		$176,525	$153,733

Weighted average common shares outstanding - basic		315,975	338,904
Effect of dilutive securities:
Unvested RSUs		2,029	1,694
9% Debentures		6,534	15,785
Weighted average common shares outstanding - diluted		324,538	356,383
Diluted earnings per share		$0.54	$0.43
(1) Interest expense for the three months ended March 31, 2022 and 2021, respectively, has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q1 2022 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at March 31, 2022 and December 31, 2021 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of March 31, 2022
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$120,223	$70	$(4,712)	$115,581
Obligations of U.S. states and political subdivisions		2,383,899	38,260	(90,246)	2,331,913
Corporate debt securities		2,572,570	14,382	(84,660)	2,502,292
ABS		117,517	91	(3,464)	114,144
RMBS		259,849	56	(11,594)	248,311
CMBS		298,490	267	(9,440)	289,317
CLOs		331,914	5	(1,670)	330,249
Foreign government debt		4,486	—	(377)	4,109
Total fixed income securities		$6,088,948	$53,131	$(206,163)	$5,935,916

Details of fixed income securities by category as of December 31, 2021
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses) (1)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,990	$285	$(868)	$133,407
Obligations of U.S. states and political subdivisions		2,408,688	133,361	(7,396)	2,534,653
Corporate debt securities		2,704,586	75,172	(13,776)	2,765,982
ABS		150,888	830	(1,008)	150,710
RMBS		309,991	2,397	(3,278)	309,110
CMBS		315,330	5,736	(1,936)	319,130
CLOs		360,436	609	(106)	360,939
Foreign government debt		13,749	—	(99)	13,650
Total fixed income securities		$6,397,658	$218,390	$(28,467)	$6,587,581

We had $12.8 million and $13.4 million of investments at fair value on deposit with various states as of March 31, 2022 and December 31, 2021, respectively, due to regulatory requirements of those state insurance departments. In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $183.4 million and $189.8 million at March 31, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q1 2022 | 21

The amortized cost and fair values of fixed income securities at March 31, 2022, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		March 31, 2022
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$319,247	$320,108
Due after one year through five years		1,575,075	1,557,833
Due after five years through ten years		1,747,456	1,703,148
Due after ten years		1,439,400	1,372,806
		5,081,178	4,953,895

ABS		117,517	114,144
RMBS		259,849	248,311
CMBS		298,490	289,317
CLOs		331,914	330,249
Total as of March 31, 2022		$6,088,948	$5,935,916

The proceeds from the sale of fixed income securities classified as available-for-sale along with gross gains (losses) associated with such sales are shown in table 7.3 below.

Details of fixed income securities gains (losses)
Table	7.3	Three Months Ended March 31,
(in thousands)		2022	2021

Gains on sales		4,134	3,016
Losses on sales		(4,657)	(392)
Change in credit allowance		—	18

Proceeds from sales of fixed income securities		216,824	56,827

Equity securities
The cost and fair value of investments in equity securities at March 31, 2022 and December 31, 2021 are shown in tables 7.4a and 7.4b below.

Details of equity security investments as of March 31, 2022
Table	7.4a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,966	$6	$(781)	$15,191

Details of equity security investments as of December 31, 2021
Table	7.4b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,838	$264	$(34)	$16,068

For the three months ended March 31, 2022, we recognized $1.0 million of net losses on equity securities still held as of March 31, 2022. For the three months ended March 31, 2021, we recognized $0.4 million of net losses, on equity securities still held as of March 31, 2021.

MGIC Investment Corporation - Q1 2022 | 22

Other invested assets
At December 31, 2021, the FHLB Advance amount was secured by $167.2 million of eligible collateral. As a result of the prepayment of the outstanding principal balance on the FHLB Advance we are no longer required to maintain collateral Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2022 and December 31, 2021, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2021 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of March 31, 2022
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$89,952	$(4,508)	$2,589	$(204)	$92,541	$(4,712)
Obligations of U.S. states and political subdivisions		1,033,010	(86,569)	36,513	(3,677)	1,069,523	(90,246)
Corporate debt securities		1,305,092	(66,461)	168,499	(18,199)	1,473,591	(84,660)
ABS		82,000	(3,066)	8,660	(398)	90,660	(3,464)
RMBS		204,868	(8,805)	39,473	(2,789)	244,341	(11,594)
CMBS		222,998	(7,773)	25,201	(1,667)	248,199	(9,440)
CLOs		277,052	(1,238)	41,840	(432)	318,892	(1,670)
Foreign government debt		4,108	(377)	—	—	4,108	(377)
Total		$3,219,080	$(178,797)	$322,775	$(27,366)	$3,541,855	$(206,163)

Unrealized loss aging for securities by type and length of time as of December 31, 2021
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$91,154	$(790)	$2,616	$(78)	$93,770	$(868)
Obligations of U.S. states and political subdivisions		452,021	(7,189)	15,540	(207)	467,561	(7,396)
Corporate debt securities		865,085	(13,260)	10,997	(516)	876,082	(13,776)
ABS		100,064	(998)	1,552	(10)	101,616	(1,008)
RMBS		180,586	(2,548)	31,641	(730)	212,227	(3,278)
CMBS		89,889	(1,887)	1,511	(49)	91,400	(1,936)
CLOs		177,663	(71)	21,973	(35)	199,636	(106)
Foreign government debt		13,649	(99)	—	—	13,649	(99)
Total		$1,970,111	$(26,842)	$85,830	$(1,625)	$2,055,941	$(28,467)

Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2022 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at March 31, 2022 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

There were 909 and 610 securities in an unrealized loss position at March 31, 2022 and December 31, 2021, respectively.

We report accrued investment income separately from fixed income, available-for-sale, securities.

MGIC Investment Corporation - Q1 2022 | 23

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

MGIC Investment Corporation - Q1 2022 | 24

Assets measured at fair value, by hierarchy level, as of March 31, 2022 and December 31, 2021 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2021 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of March 31, 2022
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$115,581	$90,816	$24,765	$—
Obligations of U.S. states and political subdivisions		2,331,913	—	2,331,913	—
Corporate debt securities		2,502,292	—	2,502,292	—
ABS		114,144	—	114,144	—
RMBS		248,311	—	248,311	—
CMBS		289,317	—	289,317	—
CLOs		330,249	—	330,249	—
Foreign government debt		4,109	—	4,109	—
Total fixed income securities		5,935,916	90,816	5,845,100	—
Equity securities		15,191	15,191	—	—
Cash Equivalents		473,712	473,712	—	—
Real estate acquired (1)		1,052	—	—	1,052
Total		$6,425,871	$579,719	$5,845,100	$1,052

Assets carried at fair value by hierarchy level as of December 31, 2021
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,407	$102,153	$31,254	$—
Obligations of U.S. states and political subdivisions		2,534,653	—	2,534,653	—
Corporate debt securities		2,765,982	—	2,765,982	—
ABS		150,710	—	150,710	—
RMBS		309,110	—	309,110	—
CMBS		319,130	—	319,130	—
CLOs		360,939	—	360,939	—
Foreign government debt		13,650	—	13,650	—
Total fixed income securities		6,587,581	102,153	6,485,428	—
Equity securities		16,068	16,068	—	—
Cash Equivalents		254,230	254,230	—	—
Real estate acquired (1)		1,507	—	—	1,507
Total		$6,859,386	$372,451	$6,485,428	$1,507
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

MGIC Investment Corporation - Q1 2022 | 25

Reconciliations of Level 3 assets
For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2022 and 2021 is shown in table 8.2 below. There were no losses included in earnings for those periods attributable to the change in unrealized losses on assets still held at the end of the applicable period.

Fair value roll-forward for financial instruments classified as Level 3 for the three months ended March 31,
Table	8.2
		Real Estate Acquired
(In thousands)		2022	2021
Balance at December 31,		$1,507	$1,092
Purchases		502	2,008
Sales		(1,026)	(1,431)
Included in earnings and reported as losses incurred, net		69	125
Balance at March 31,		$1,052	$1,794

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
Table 8.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2022 and December 31, 2021.

Financial assets and liabilities not measured at fair value
Table	8.3
		March 31, 2022		December 31, 2021
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$3,100	$3,100

Financial liabilities
FHLB Advance		—	—	155,000	157,585
5.75% Senior Notes		241,419	251,009	241,255	256,213
5.25% Senior Notes		640,621	642,941	640,253	686,875
9% Convertible Junior Subordinated Debentures		53,239	71,597	110,204	151,000
Total financial liabilities		$935,279	$965,547	$1,146,712	$1,251,673

MGIC Investment Corporation - Q1 2022 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended March 31,
(In thousands)		2022	2021
Net unrealized investment gains (losses) arising during the period		$(342,960)	$(119,150)
Total income tax benefit (expense)		72,022	25,021
Net of taxes		(270,938)	(94,129)

Net changes in benefit plan assets and obligations		498	1,105
Total income tax benefit (expense)		(105)	(232)
Net of taxes		393	873

Total other comprehensive income (loss)		(342,462)	(118,045)
Total income tax benefit (expense)		71,917	24,789
Total other comprehensive income (loss), net of tax		$(270,545)	$(93,256)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three months ended March 31, 2022 and 2021 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended March 31,
(In thousands)		2022	2021
Reclassification adjustment for net realized (losses) gains(1)		$4,841	$3,940
Income tax benefit (expense)		(1,017)	(827)
Net of taxes		3,824	3,113

Reclassification adjustment related to benefit plan assets and obligations (2)		(498)	(1,105)
Income tax benefit (expense)		105	232
Net of taxes		(393)	(873)

Total reclassifications		4,343	2,835
Income tax benefit (expense)		(912)	(595)
Total reclassifications, net of tax		$3,431	$2,240
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the three months ended March 31, 2022, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Three Months Ended March 31, 2022
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2021, net of tax		$150,038	$(30,341)	$119,697
Other comprehensive income before reclassifications		(267,114)	—	(267,114)
Less: Amounts reclassified from AOCI		3,824	(393)	3,431
Balance, March 31, 2022, net of tax		$(120,900)	$(29,948)	$(150,848)

MGIC Investment Corporation - Q1 2022 | 27

Note 10. Benefit Plans
Tables 10.1 provides the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2022 and 2021.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended March 31,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2022	2021	2022	2021
Service cost		$1,757	$1,664	$348	$364
Interest cost		2,877	2,810	177	164
Expected return on plan assets		(4,952)	(5,202)	(2,625)	(2,215)
Amortization of net actuarial losses (gains)		1,183	1,550	(754)	(439)
Amortization of prior service cost (credit)		(53)	(60)	122	53
Net periodic benefit cost (benefit)		$812	$762	$(2,732)	$(2,073)

We currently intend to make contributions totaling $6.5 million to our qualified pension and supplemental executive retirement plan in 2022.

MGIC Investment Corporation - Q1 2022 | 28

Note 11. Loss Reserves
We establish case reserves and LAE reserves on delinquent loans that were reported to us as two or more payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case reserves are established by estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2022, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $15 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $18 million.

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

Losses incurred on delinquencies that occurred in the current year decreased in the first quarter of 2022 compared to the same period last year primarily due to a decrease in new delinquency notices reported.

For the three months ended March 31, 2022 we experienced favorable loss development of $55.7 million on previously received notices primarily related to a decrease in estimated claim rate on Peak COVID-19 delinquencies. For the three months ended March 31, 2021 we experienced favorable loss development of $1.8 million.

MGIC Investment Corporation - Q1 2022 | 29

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums and forbearance plans, the average time it takes to receive a claim has increased.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2022 and 2021.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Three Months Ended March 31,
(In thousands)		2022	2021
Reserve at beginning of period		$883,522	$880,537
Less reinsurance recoverable		66,905	95,042
Net reserve at beginning of period		816,617	785,495

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		36,344	41,425
Prior years (1)		(55,658)	(1,789)
Total losses incurred		(19,314)	39,636

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		—	—
Prior years		10,748	14,922
Total losses paid		10,748	14,922
Net reserve at end of period		786,555	810,209
Plus reinsurance recoverable		64,717	102,901
Reserve at end of period		$851,272	$913,110
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The prior year loss reserve development in the first three months of 2022 and 2021 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Three Months Ended March 31,
(In thousands)		2022	2021
Increase (decrease) in estimated claim rate on primary defaults		$(55,777)	$87
Increase (decrease) in estimated severity on primary defaults		(2,172)	59
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		2,291	(1,935)
Total prior year loss development (1)		$(55,658)	$(1,789)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q1 2022 | 30

Delinquency inventory
A rollforward of our primary delinquency inventory for the three months ended March 31, 2022 and 2021 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended March 31,
		2022	2021
Delinquency inventory at beginning of period		33,290	57,710
New notices		10,703	13,011
Cures		(13,200)	(17,628)
Paid claims		(322)	(312)
Rescissions and denials		(9)	(6)
Delinquency inventory at end of period		30,462	52,775
COVID-19 Pandemic Delinquencies
Our delinquency notices increased beginning in the second quarter of 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of COVID-19. Starting in the third quarter of 2020, we experienced an increase in cures associated with our COVID-19 new delinquency notices. Government initiatives and actions taken by the GSEs provided for payment forbearance on mortgages to borrowers experiencing hardship during the COVID-19 pandemic, allowing mortgage payments to be suspended for a period generally ranging from six to eighteen months.

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		March 31, 2022	December 31, 2021	March 31, 2021
3 months or less		7,382	7,586	9,194
4-11 months		8,131	7,990	29,832
12 months or more (1)		14,949	17,714	13,749
Total		30,462	33,290	52,775
3 months or less		24%	23%	17%
4-11 months		27%	24%	57%
12 months or more		49%	53%	26%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		217	211	151
(1)Approximately 23%, 20%, and 26% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $36.4 million and $37.3 million at March 31, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q1 2022 | 31

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

Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the first quarter of 2022, we repurchased 8.5 million shares at an average cost of $14.99 per share, which included commissions. In 2021, we repurchased approximately 19.0 million shares of our common stock, at an average cost of $15.30 per share, which included commissions. At March 31, 2022 we had $372 million remaining under a share repurchase program approved by our Board of Directors in 2021. In April 2022, we repurchased an additional 3.0 million shares totaling $39.7 million under the remaining authorization that expires at year end 2023.

Cash dividends
In March 2022, we paid quarterly cash dividends of $0.08 per share to shareholders which totaled $25.8 million. On April 28, 2022, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.08 per share payable on May 26, 2022, to shareholders of record at the close of business on May 12, 2022.

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

Restricted stock unit grants
Table	13.1
			Three months ended March 31,
			2022		2021
			RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		(1)	848	$15.46	966	$12.82
RSUs subject only to service conditions			413	15.46	398	12.82
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest up to 200%.

MGIC Investment Corporation - Q1 2022 | 32

Note 14. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve.

At March 31, 2022, MGIC’s risk-to-capital ratio was 9.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.7 billion above the required MPP of $1.9 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements, without penalty.

At March 31, 2022, the risk-to-capital ratio of our combined insurance operations (which includes a reinsurance affiliate) was 9.2 to 1.

Dividend restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory ‘policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we will notify the OCI to ensure it does not object. In April 2022, MGIC obtained approval to pay a $400 million dividend to our holding company.

The OCI recognizes only statutory accounting principles prescribed, or practices permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company. The OCI has adopted certain prescribed accounting practices that differ from those found in other states. Specifically, Wisconsin domiciled companies record changes in the contingency loss reserves through their income statement as a change in underwriting deduction. As a result, in periods in which MGIC is increasing contingency loss reserves, statutory net income is reduced.

Statutory Financial Information
The statutory net income, policyholders’ surplus, and contingency reserve liability of our insurance subsidiaries, which agrees to amounts utilized in our risk-to-capital calculations, are shown in table 14.1.

Financial information of our insurance subsidiaries
Table 14.1
	As of and for the Three Months Ended March 31,
(In thousands)	2022	2021
Statutory net income	$96,018	$47,775
Statutory policyholders' surplus	1,319,633	1,383,114
Contingency reserve	4,263,599	3,733,126

MGIC Investment Corporation - Q1 2022 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2022. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below and they are an integral part of the MD&A.

Forward Looking and Other Statements
As discussed under “Forward Looking Statements and Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. These forward looking statements speak only as of the date of this filing and are subject to change without notice. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

MGIC Investment Corporation - Q1 2022 | 34

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended March 31,
(In millions, except per share data, unaudited)	2022	2021	% Change
Selected statement of operations data
Net premiums earned	$255.2	$255.0	—
Investment income, net of expenses	38.3	37.9	1
Losses incurred, net	(19.3)	39.6	(149)
Other underwriting and operating expenses, net	54.7	48.0	14
Loss on debt extinguishment	22.1	—	N/M
Income before tax	219.4	189.6	16
Provision for income taxes	44.4	39.6	12
Net income	175.0	150.0	17
Diluted income per share	$0.54	$0.43	26

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$242.1	$187.0	29
Adjusted net operating income	192.9	148.0	30
Adjusted net operating income per diluted share	$0.60	$0.42	43
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of first quarter 2022 results
Comparative quarterly results
We recorded first quarter 2022 net income of $175.0 million, or $0.54 per diluted share. Net income increased by $25.0 million from net income of $150.0 million in the prior year primarily reflecting decreases in losses incurred partially offset by a loss on debt extinguishment, higher other underwriting and operating expenses, net, and a higher provision for income taxes. Diluted income per share increased primarily due to an increase in net income and a decrease in diluted weighted average shares outstanding.

Adjusted net operating income for the first quarter 2022 was $192.9 million (Q1 2021: $148.0 million) and adjusted net operating income per diluted share was $0.60 (Q1 2021: $0.42).

Losses incurred, net for the first quarter of 2022 were $(19.3) million, a decrease of $58.9 million compared to the first quarter of 2021 losses incurred of $39.6 million. While new delinquency notices added approximately $36.3 million to losses incurred in the first quarter of 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of $55.7 million, primarily related to a decrease in the estimated claim rate on Peak COVID-19 delinquencies. In the first quarter of 2021, our re-estimation of loss reserves on previously received delinquency notices did not result in any significant development.

In the first quarter of 2022, the $22.1 million loss on debt extinguishment reflects a $20.8 million loss on the repurchase of a portion of our 9% Debentures at costs that were in excess of their carrying value and a prepayment fee of $1.3 million on the repayment of our FHLB advance.

The increase in other underwriting and operating expenses, net is primarily due to increases in expenses related to our investments in technology and data and analytics infrastructure.

The increase in our provision for income taxes in the first quarter of 2022 as compared to the same period in the prior year was primarily due to an increase in income before tax.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2022, MGIC can pay $122 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the twelve months ended March 31, 2022, MGIC paid $400 million in dividends in cash and investments to the holding company. We did not make dividend payments to our holding company during the three months ended March 31, 2022 and March 31, 2021. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board.
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market, including through 10b5-1 plans, or through privately negotiated transactions. We repurchased 8.5 million shares of common stock during the three months ended March 31, 2022. We did not repurchase shares during the three months ended March 31, 2021. As of March 31, 2022 we had remaining authorization to repurchase $372 million of our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. As of March 31, 2022, we had approximately 313 million shares of common stock outstanding.

MGIC Investment Corporation - Q1 2022 | 35

Dividends to shareholders
In the first quarter of 2022, we paid dividends of $0.08 per common share totaling $25.8 million to our shareholders. On April 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.08 per common share to shareholders of record on May, 12, 2022, payable on May 26, 2022.

GSEs
We must comply with a GSE’s PMIERS to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the more restrictive PMIERs as of March 31, 2022, MGIC’s Available Assets totaled $6.0 billion, or $2.4 billion in excess of its Minimum Required Assets.

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

è	The PMIERS may be changed in response to the final regulatory capital framework for the GSEs which was established in February 2022.
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
Our reinsurance transactions enable us to earn higher returns on our business than we would without them because they reduce the Minimum Required Assets we must hold under PMIERs. However, reinsurance may not always be available to us; or available on similar terms, and our quota share reinsurance subjects us to counterparty credit risk. The calculated credit for excess of loss reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalties.

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

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP. MGIC’s “policyholder position” includes its net worth or surplus and its, contingency reserve.

MGIC Investment Corporation - Q1 2022 | 36

At March 31, 2022, MGIC’s risk-to-capital ratio was 9.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.7 billion above the required MPP of $1.9 billion. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. Refer to our Risk Factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.

At March 31, 2022, the risk-to-capital ratio of our combined insurance operations was 9.2 to 1.

COVID-19 Pandemic
The COVID-19 pandemic materially impacted our 2020 financial results, as we reserved for losses associated with the increased delinquency notices received. While uncertain, the impact of the COVID-19 pandemic on the Company’s future business, financial results, liquidity and/or financial condition may also be material. The magnitude of the impact will be influenced by various factors, including the length and severity of the pandemic in the United States, efforts to reduce the transmission of COVID-19, the level of unemployment, and the impact of government initiatives and actions taken by the GSEs (including mortgage forbearance and modification programs) to mitigate the economic harm caused by the COVID-19 pandemic.
Forbearance for federally-insured mortgages (including those delivered to or purchased by the GSEs) whose borrowers were affected by COVID-19 allows mortgage payments to be suspended for a period generally ranging from 6 to 18 months. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan delinquency will cure, including through modification, when forbearance ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with delinquencies that do not cure will depend on economic conditions at that time, including home prices.
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
Factors affecting our results
As noted above, the COVID-19 pandemic may adversely affect our future business, results of operations, and financial condition. The extent of the adverse effects depend on the duration and severity of the COVID-19 Pandemic, the impact of government initiatives and actions taken by the GSEs (including mortgage forbearance and modification programs), the ultimate effect of COVID-19 related delinquencies and forbearances on our loss incidence, and the effect of the pandemic on the U.S. economy and housing market. We have addressed some of the potential impacts throughout this document.
The future effects of changing climatic conditions on our business is uncertain. For information about possible effects, please refer to our Risk Factor titled “Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.”
Russia’s invasion of Ukraine has added increased risk to the U.S. economy, which is already contending with higher inflation and interest rates. For information about the possible effects of this on our business please refer to our Risk Factor title “The Russia-Ukraine war and/or other global events may adversely affect the U.S. economy and our business.

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

MGIC Investment Corporation - Q1 2022 | 37

•Premiums ceded, net of profit commission, under our QSR Transactions and premiums ceded under our Home Re Transactions. The profit commission varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred; higher levels of losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

Premiums earned are generated by the insurance that is in force during all or a portion of the period. A change in the average IIF in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by the factors discussed immediately above.

Investment income
Our investment portfolio is composed principally of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums written, investment income, net claim payments and expenses, and cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases, and dividends.

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” in our 2021 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year. The state of the economy, local housing markets and various other factors, including the COVID-19 pandemic, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

•The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

•The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•The size of loans insured, with higher average loan amounts tending to increase incurred losses.

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

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our QSR transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and changes in headcount (which can fluctuate due to volume). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of ceding commission on our QSR transactions.

Interest expense
Interest expense reflects the interest associated with our consolidated outstanding debt obligations discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.
Other
Certain activities that we do not consider being part of our fundamental operating activities may also impact our results of operations and are described below.
Net realized investment gains (losses)
•Fixed income securities. Realized investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and any “other than temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•Equity securities. Realized investment gains and losses are accounted for as a function of the periodic change in fair value.

MGIC Investment Corporation - Q1 2022 | 38

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

Mortgage insurance earnings and cash flow cycle
In general, the majority of any underwriting profit that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book may result in either underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the incurred losses on delinquencies that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments) and increasing losses. The typical pattern is also a function of premium rates generally resetting to lower levels after ten years. The state of the economy, local housing markets and various other factors, including the COVID-19 pandemic, may result in delinquencies not following the typical pattern.

Cybersecurity
We are increasingly reliant on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by third-party cyber attacks, including those involving ransomware. The Company discovers vulnerabilities and experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that will hinder the Company’s ability to identify, investigate and recover from incidents. In response to the COVID-19 pandemic, the Company transitioned to a primarily virtual workforce model and is now operating under a hybrid model. Virtual and hybrid workforce models may be more vulnerable to security breaches.

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

MGIC Investment Corporation - Q1 2022 | 39

Explanation and reconciliation of our use of non-GAAP financial measures

Non-GAAP financial measures
We believe that use of the Non-GAAP financial measures of adjusted pre-tax operating income (loss), adjusted net operating income (loss) and adjusted net operating income (loss) per diluted share facilitate the evaluation of the company's core financial performance thereby providing relevant information to investors. These measures are not recognized in accordance with GAAP and should not be viewed as alternatives to GAAP measures of performance.

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

MGIC Investment Corporation - Q1 2022 | 40

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended March 31,
	2022				2021
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$219,439	44,426	$175,013		$189,617	39,596	$150,021
Adjustments:
Loss on debt extinguishment	22,107	4,642	17,465		—	—	—
Net realized investment (gains) losses	511	107	404		(2,622)	(551)	(2,071)
Adjusted pre-tax operating income / Adjusted net operating income	$242,057	$49,175	$192,882		$186,995	$39,045	$147,950

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			324,538				356,383

Net income per diluted share			$0.54				$0.43
Loss on debt extinguishment			0.05				—
Net realized investment (gains) losses			—				(0.01)
Adjusted net operating income per diluted share			$0.60	(1)			$0.42

(1) Does not foot due to rounding.

MGIC Investment Corporation - Q1 2022 | 41

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

NIW for the first quarter of 2022 was $19.6 billion (Q1 2021: $30.8 billion). The decrease when compared with the same period last year was primarily due to a decrease in refinance transactions that require mortgage insurance.

For the remainder of the year, we expect the decrease in refinance activity to drive a decrease in our NIW compared to 2021.

The following tables present characteristics of our primary NIW for the three months ended March 31, 2022 and 2021.

The percentage of our NIW with DTI ratios over 45% and LTV’s over 95% increased for the three months ended March 31, 2022 when compared with the same period last year. The increase was primarily driven by higher home price and interest rates, and a higher percentage of NIW from purchase transactions.

Primary NIW by FICO score
	Three Months Ended March 31,
(% of primary NIW)	2022	2021
760 and greater	43.4%	46.6%
740 - 759	19.0%	17.2%
720 - 739	14.6%	13.5%
700 - 719	10.7%	11.5%
680 - 699	7.2%	7.3%
660 - 679	3.2%	2.1%
640 - 659	1.4%	1.3%
639 and less	0.5%	0.5%

Primary NIW by loan-to-value
	Three Months Ended March 31,
(% of primary NIW)	2022	2021
95.01% and above	11.4%	7.9%
90.01% to 95.00%	52.1%	35.6%
85.01% to 90.00%	26.6%	32.8%
80.01% to 85%	9.9%	23.7%

Primary NIW by debt-to-income ratio
	Three Months Ended March 31,
(% of primary NIW)	2022	2021
45.01% and above	17.2%	11.9%
38.01% to 45.00%	31.6%	29.3%
38.00% and below	51.2%	58.8%

Primary NIW by policy payment type
	Three Months Ended March 31,
(% of primary NIW)	2022	2021
Monthly premiums	93.3%	90.6%
Single premiums	6.6%	9.3%
Annual premiums	0.1%	0.1%

Primary NIW by type of mortgage
	Three Months Ended March 31,
(% of primary NIW)	2022	2021
Purchases	94.2%	59.7%
Refinances	5.8%	40.3%

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

Persistency
Our persistency was 66.9% at March 31, 2022 compared to 62.6% at December 31, 2021 and 56.2% at March 31, 2021. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended March 31,
(In billions)	2022	2021
NIW	$19.6	$30.8
Cancellations	(16.7)	(25.7)
Increase in primary IIF	$2.9	$5.1

Direct primary IIF as of March 31,	$277.3	$251.7
Direct primary RIF as of March 31,	$70.6	$62.6

MGIC Investment Corporation - Q1 2022 | 42

Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of March 31, 2022, loans associated with modification programs accounted for 5.0% of our total RIF, compared to 5.4% at December 31, 2021. As of March 31, 2022, 87% of loans associated with modifications programs were current.

The following table sets forth certain statistics associated with our primary IIF and RIF as of March 31, 2022:

Primary insurance in force and risk in force by policy year
(in millions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (1)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1,701	0.6%	$474	0.7%	7.3%	12.8%	0.5%	NM
2005-2008	13,019	4.7%	3,459	4.9%	6.9%	11.6%	3.7%	5.4%
2009-2015	9,174	3.3%	2,500	3.5%	4.3%	4.9%	14.2%	5.2%
2016	8,647	3.1%	2,312	3.3%	3.9%	3.5%	13.0%	18.0%
2017	9,737	3.5%	2,532	3.6%	4.2%	4.4%	—%	19.8%
2018	9,884	3.6%	2,517	3.6%	4.8%	5.2%	0.9%	19.7%
2019	21,016	7.6%	5,346	7.6%	4.1%	2.8%	27.2%	32.3%
2020	77,880	28.1%	19,096	27.0%	3.2%	1.0%	28.2%	68.1%
2021	109,782	39.6%	27,984	39.6%	3.1%	0.5%	29.0%	93.2%
2022	16,444	5.9%	4,386	6.2%	3.6%	0.0%	29.9%	99.6%
Total	$277,285	100.0%	$70,606	100.0%
(1)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $293 million ($199 million on pool policies with aggregate loss limits and $94 million on pool policies without aggregate loss limits) at March 31, 2022 compared to $305 million ($206 million on pool policies with aggregate loss limits and $99 million on pool policies without aggregate loss limits) at December 31, 2021. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $315 million and $321 million as of March 31, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q1 2022 | 43

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2022 and 2021.

Revenues

	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Net premiums written	$242.7	$241.5	—

Net premiums earned	$255.2	$255.0	—
Investment income, net of expenses	38.3	37.9	1
Net realized investment gains (losses)	(1.5)	2.2	N/M
Other revenue	2.6	2.8	(7)
Total revenues	$294.6	$298.0	(1)
Net premiums written and earned
Comparative quarterly results
Net premiums written increased slightly for the three months ended March 31, 2022 compared with the prior year. The increase was due to an increase in IIF and a decrease in ceded premiums under our quota share reinsurance transactions, partially offset by a decrease in our premium yield. Net premiums earned increased slightly for the three months ended March 31, 2022 compared with the prior year primarily due to the increase in net premiums written.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for each of the three months ended March 31, 2022 and March 31, 2021.

Premium Yield

		Three Months Ended March 31,
(in basis points)		2022	2021
In force portfolio yield	(1)	40.0	43.9
Premium refunds		(0.2)	(0.8)
Accelerated earnings on single premium policies		1.7	4.4
Total direct premium yield		41.5	47.5
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(4.6)	(6.6)
Net premium yield		36.9	40.9

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.3 bps for the three months ended March 31, 2022 compared to 0.4 bps for the three months ended March 31, 2021.

Changes in the net premium yield for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, the availability of reinsurance, and certain policies undergoing premium rate resets on their ten-year anniversaries.
Premium Refunds
è	Premium refunds adversely impact our net premium yield and are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory. The low level of claims received have resulted in a lower level of premium refunds.
Accelerated earnings on single premium policies
è	Accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to refinancing activity, increase our yield. The lower level of refinance transactions have reduced this benefit.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our net premium yield. Ceded premiums earned, net of profit commission, are associated with the QSR Transactions and the Home Re Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance Transactions“ below for further discussion on our reinsurance transactions.
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

MGIC Investment Corporation - Q1 2022 | 44

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

The following table provides information related to our quota share reinsurance transactions for each of the three months ended March 31, 2022 and March 31, 2021.

Quota Share Reinsurance

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Ceded premiums written and earned, net of profit commission	$22,378	$33,390
% of direct premiums written	8%	12%
% of direct premiums earned	8%	11%
Profit commission	$38,980	$31,944
Ceding commissions	$12,272	$13,067
Ceded losses incurred	$(1,985)	$8,405

Mortgage insurance portfolio:
Ceded RIF (Dollars in millions)
2015 QSR	$785	$1,393
2017 QSR	—	1,131
2018 QSR	—	1,133
2019 QSR	1,398	2,368
2020 QSR	4,522	5,831
2021 QSR	7,288	1,738
2022 QSR	1,364	—
Credit Union QSR	1,723	998
Total ceded RIF	$17,080	$14,592

Ceded losses incurred for the three months ended March 31, 2022 reflect favorable loss reserve development on previously received delinquency notices. See "Losses Incurred, net” below for discussion of our loss reserves.

We terminated our 2017 and 2018 QSR Transactions effective December 31, 2021.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	Three Months Ended March 31,
	2022	2021
NIW subject to QSR Transactions	87.5%	73.7%
New Risk Written subject to QSR Transactions	93.1%	85.9%
IIF subject to QSR Transactions	73.6%	74.7%
RIF subject to QSR Transactions	79.8%	81.6%

The increase in NIW and new risk written subject to quota share reinsurance increased for the three months ended March 31, 2022 compared to the same period of the prior year primarily due to a decrease in refinance transaction which resulted in a decrease in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 years, which generally have lower coverage percentages, and are excluded from the QSR Transactions.

As of March 31, 2022, the weighted average coverage percentage of our QSR transactions was 30% based on RIF.

Excess of loss reinsurance
As of March 31, 2022 our excess of loss reinsurance provided $1.4 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through May 28, 2021; all dates inclusive. For the reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

As of March 31, 2022, the remaining first layer retention and remaining excess of loss reinsurance coverage under our Home Re Transactions was as follows.

($ In thousands)	Remaining First Layer Retention	Remaining Excess of Loss Reinsurance Coverage
Home Re 2018-1	$165,179	$218,343
Home Re 2019-1	183,807	208,146
Home Re 2020-1	275,172	196,552
Home Re 2021-1	211,142	361,362
Home Re 2021-2	190,159	398,429

In April 2022, MGIC entered into a $473.6 million excess of loss reinsurance agreement (executed through an insurance linked notes transaction) on a portfolio of policies having an in force date from May 29, 2021 through December 31, 2021.

We ceded premiums of $11.8 million for the three months ended March 31, 2022, and $10.3 million for the three months ended March 31, 2021.

MGIC Investment Corporation - Q1 2022 | 45

When a “Trigger Event” is in effect, payment of principal on the notes that were sold by the Home Re Entity to raise capital to supports its reinsurance obligation will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of March 31, 2022, a "Trigger Event" has occurred on our Home Re 2018-1 and Home Re 2019-1 ILN transactions because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded the limit specified in each transaction. A "Trigger Event" has also occurred on the Home Re 2021-2 ILN transactions because the credit enhancement of the most senior tranche is less than the target credit enhancement. See Note 4 - “Reinsurance" to our consolidated financial statements for a discussion of our excess of loss reinsurance.

Investment income
Comparative quarterly results
Net investment income in the three months ended March 31, 2022 and March 31, 2021, was $38.3 million and $37.9 million, respectively. Net investment income was impacted by slightly higher investment yields partially offset by a decrease in the investment portfolio.

Losses and expenses

Losses and expenses
	Three Months Ended March 31,
(In millions)	2022	2021
Losses incurred, net	$(19.3)	$39.6
Amortization of deferred policy acquisition costs	2.7	2.7
Other underwriting and operating expenses, net	54.7	48.0
Loss on debt extinguishment	22.1	—
Interest expense	14.9	18.0
Total losses and expenses	$75.1	$108.3

Losses incurred, net
As discussed in “Critical Accounting Policies” in our 2021 10-K MD&A, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but have not yet been reported to us. IBNR reserves are established using estimated delinquencies, claim rates, and claim severities.

Estimation of losses is inherently judgmental. Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment and the continued impact of the COVID-19 pandemic, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, the impact of past and future government initiatives and actions taken by the GSEs (including mortgage forbearance programs and foreclosure moratoriums), and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the net value of the home is below the mortgage balance. Loss reserves in the future will also be dependent on the number of loans reported to us as delinquent.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. Changes in economic circumstances, including those associated with the COVID-19 pandemic, affected this pattern starting in the second quarter of 2020.

As discussed in our Risk Factors titled “The Covid-19 pandemic may materially impact our future financial results, business, liquidity and/or financial condition" and “The future impact of Covid-19 related forbearance and foreclosure mitigation activities is unknown,” the impact of the COVID-19 pandemic on our future incurred losses is uncertain and may be material. As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of March 31, 2022 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Comparative quarterly results
Losses incurred, net for the first quarter of 2022 were $(19.3) million, a decrease of $58.9 million compared to the first quarter of 2021 losses incurred, net of $39.6 million. While new delinquency notices added approximately $36.3 million to losses incurred in the first quarter of 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of $55.7 million, primarily related to a decrease in the estimated claim rate on delinquencies received on Peak COVID-19 pandemic delinquencies. In the first quarter of 2021, our re-estimation of loss reserves on previously received delinquency notices did not result in any significant development.

Composition of losses incurred
	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Current year / New notices	$36.3	$41.4	(12)
Prior year reserve development	(55.7)	(1.8)	N/M
Losses incurred, net	$(19.3)	$39.6	(149)

MGIC Investment Corporation - Q1 2022 | 46

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio was (7.6%) and 15.5% for the three months ended March 31, 2022 and 2021, respectively. The decrease in the loss ratio for the three months ended March 31, 2022 compared to the respective prior year period was primarily due to a decrease in losses incurred discussed above.

New notice claim rate
The number of new delinquency notices received for the three months ended March 31, 2022 decreased 18% from the same period last year. The estimated claim rate on delinquency notices received in the first quarter of 2022 was consistent with the new notice claim rate in 2021.

The table below presents our new delinquency notices received, delinquency inventory, percentage of loans in forbearance, and the average number of missed payments for the loans in our delinquency inventory by policy year

New notices and delinquency inventory during the three months ended and as of:
March 31, 2022
Policy Year	New Notices in 2022	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	1,002	2,745	17.5%	19
2005-2008	3,127	10,171	17.3%	19
2009-2015	860	2,886	23.5%	13
2016	555	1,724	27.4%	12
2017	719	2,419	28.7%	12
2018	815	2,844	29.6%	12
2019	862	2,790	36.5%	11
2020	1,315	3,079	62.0%	8
2021	1,448	1,804	54.8%	4
2022	—	—	—%	0
Total	10,703	30,462	29.0%	14
Claim rate on new notices (1)	8%

March 31, 2021
Policy Year	New Notices in 2021	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	1,133	3,617	25.4%	17
2005-2008	3,929	15,892	37.2%	16
2009-2015	1,342	6,142	65.3%	10
2016	800	4,026	74.9%	9
2017	1,154	5,806	75.4%	9
2018	1,341	6,626	77.9%	9
2019	1,505	6,954	82.1%	8
2020	1,793	3,698	79.2%	6
2021	14	14	—%	1
Total	13,011	52,775	60.7%	11
Claim rate on new notices (1)	7%

(1) Claim rate is the respective quarter or year to date weighted average rate and is rounded to the nearest whole percent.

MGIC Investment Corporation - Q1 2022 | 47

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

As discussed in Note 11 - “Loss Reserves,” our loss reserves estimates take into consideration current trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. In light of the forbearance and foreclosure moratorium programs associated with the COVID-19 pandemic, the average number of missed payments at the time a claim is received and expected to be received will increase throughout 2022. Although foreclosure moratoriums are expiring, under a CFPB rule that was generally effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary safeguard was met before referring 120-day delinquent loans for foreclosure. With the expiration of the CFPB rule, it is likely that foreclosures and claims will increase.

The majority of loans insured prior to 2009 (which represent 42% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2022	38,009	27,662	72.8%	45
Q4 2021	43,485	32,722	75.2%	42
Q3 2021	42,468	36,138	85.1%	34
Q2 2021	40,300	34,068	84.5%	36
Q1 2021	46,807	36,725	78.5%	34
Q4 2020	48,321	40,412	83.6%	32
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

Claims that were resolved after the first quarter of 2020 experienced an increase in loss mitigation activities, primarily third party acquisitions (sometimes referred to as “short sales”), resulting in a decrease in the average claim paid and the average claim paid as a percentage of exposure. At the end of 2021, the average number of missed payments at the time claims were received increased compared to the previous quarter as foreclosure moratoriums expired resulting in an increase in our claims received. However, at March 31, 2022, claims received are still below levels experienced prior to the second quarter of 2020. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and claims paid at exposure levels above those experienced subsequent to the second quarter of 2020. The magnitude and timing of the increases are uncertain.

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

MGIC Investment Corporation - Q1 2022 | 48

Delinquency inventory - number of payments delinquent
	March 31, 2022	December 31, 2021	March 31, 2021
3 payments or less	9,586	9,529	11,440
4-11 payments	8,803	9,208	25,016
12 payments or more (1)	12,073	14,553	16,319
Total	30,462	33,290	52,775

3 payments or less	31%	28%	22%
4-11 payments	29%	28%	47%
12 payments or more	40%	44%	31%
Total	100%	100%	100%
(1)Approximately 16%, 13%, and 26% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended March 31, 2022 decreased by $4 million or 27% compared to the same period in the prior year primarily due to a lower average claim paid and LAE paid. While foreclosure moratoriums and payment forbearance plans remain in place, net losses and LAE paid are expected to continue to be lower. As the various moratorium and forbearance plans end, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The following table presents our net losses and LAE paid for the three months ended March 31, 2022 and 2021.

Net losses and LAE paid
	Three Months Ended March 31,
(In millions)	2022	2021
Total primary (excluding settlements)	$9	$12
Pool	—	—
Direct losses paid	9	12
Reinsurance	—	(1)
Net losses paid	9	11
LAE	2	4
Net losses and LAE paid	$11	$15

The primary average claim paid for the three months ended March 31, 2022 and 2021 was $27,662 and $36,725, respectively. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.
The primary average RIF on delinquent loans at March 31, 2022, December 31, 2021 and March 31, 2021 for the top 5 jurisdictions (based on the March 31, 2022 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	March 31, 2022	December 31, 2021	March 31, 2021
Florida	$56,088	$56,227	$56,930
Texas	51,212	51,037	52,870
Illinois	40,997	40,798	41,234
California	90,420	89,935	89,785
New York	74,374	74,836	73,708
All other jurisdictions	46,978	47,538	49,467
All jurisdictions	$51,423	$51,887	$53,497

The primary average RIF on all loans was $60,945, $59,518, and $55,418 at March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Loss reserves
Our primary delinquency rate at March 31, 2022 was 2.61% (YE 2021: 2.84%, March 31, 2021: 4.65%). Our primary delinquency inventory was 30,462 loans at March 31, 2022, representing a decrease of 8.5% from December 31, 2021 and 42.3% from March 31, 2021. Generally, a defaulted loan with more missed payments is more likely to result in a claim. We experienced an increase in the number of delinquencies in inventory with twelve or more missed payments at March 31, 2022 and December 31, 2021 when compared to March 31, 2021. The increase is due to the number of new delinquency notices received in the second quarter of 2020 resulting from the impacts of the COVID-19 pandemic that remain in the delinquency inventory. (See Note 11- “Loss Reserves,” table 11.4)

MGIC Investment Corporation - Q1 2022 | 49

The gross reserves at March 31, 2022, December 31, 2021, and March 31, 2021 appear in the table below.

Gross reserves
	March 31, 2022		December 31, 2021		March 31, 2021
Primary:
Direct case loss reserves (in millions)	$766		$795		$825
Direct IBNR and LAE reserves	79		82		80
Total primary direct loss reserves	$845		$877		$905

Ending delinquent inventory		30,462		33,290		52,775
Percentage of loans delinquent (delinquency rate)		2.61%		2.84%		4.65%
Average total primary loss reserves per delinquency		$27,538		$26,156		$17,147
Primary claims received inventory included in ending delinquent inventory		217		211		151

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$4		$4		$5
Without aggregate loss limits	2		2		2
Total pool direct loss reserves	$6		$6		$7

Ending default inventory:
With aggregate loss limits		296		313		395
Without aggregate loss limits		176		185		210
Total pool ending delinquent inventory		472		498		605
Pool claims received inventory included in ending delinquent inventory		2		1		6
Other gross reserves (2) (in millions)	$—		$1		$1
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.
(2)Other Gross Reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

MGIC Investment Corporation - Q1 2022 | 50

The primary delinquency inventory for the top 15 jurisdictions (based on March 31, 2022 delinquency inventory) at March 31, 2022, December 31, 2021 and March 31, 2021 appears in the following table.

Primary delinquency inventory by jurisdiction
	March 31, 2022	December 31, 2021	March 31, 2021
Florida *	2,576	2,948	5,198
Texas	2,314	2,572	4,259
Illinois *	1,929	2,082	3,345
California	1,617	1,852	3,283
New York *	1,586	1,674	2,253
Pennsylvania *	1,579	1,672	2,375
Ohio *	1,373	1,458	2,260
Georgia	1,167	1,272	2,188
New Jersey *	1,056	1,169	1,749
Michigan	1,041	1,144	1,614
Maryland	893	929	1,469
North Carolina	881	987	1,550
Virginia	722	766	1,289
Minnesota	712	725	1,168
Indiana	680	736	1,065
All other jurisdictions	10,336	11,304	17,710
Total	30,462	33,290	52,775
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at March 31, 2022, December 31, 2021 and March 31, 2021 appears in the following table.

Primary delinquency inventory by policy year
	March 31, 2022	December 31, 2021	March 31, 2021
Policy year:
2004 and prior	2,745	2,829	3,617
2004 and prior %	9%	8%	7%
2005	1,644	1,703	2,265
2006	2,763	2,928	4,013
2007	4,607	4,973	7,469
2008	1,157	1,278	2,145
2005 - 2008%	33%	33%	30%
2009	75	84	149
2010	57	56	95
2011	68	79	137
2012	111	143	314
2013	394	441	816
2014	894	1,055	1,849
2015	1,287	1,542	2,782
2009 - 2015%	10%	10%	12%
2016	1,724	2,004	4,026
2017	2,419	2,949	5,806
2018	2,844	3,412	6,626
2019	2,790	3,340	6,954
2020	3,079	3,308	3,698
2021	1,804	1,166	14
2022	—	—	—
2016 and later %	48%	49%	51%

Total	30,462	33,290	52,775

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions, including the impacts of the COVID-19 pandemic, can result in increasing claims following a period of declining claims. As of March 31, 2022, 73% of our primary RIF was written subsequent to December 31, 2019, 80% of our primary RIF was written subsequent to December 31, 2018, and 84% of our primary RIF was written subsequent to December 31, 2017.

MGIC Investment Corporation - Q1 2022 | 51

COVID-19 Delinquency Activity
At March 31, 2020, before the COVID-19 pandemic impacted our delinquency inventory, our delinquency inventory was 27,384. As a result of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19 in the second and third quarters of 2020, we experienced an increase in our delinquency inventory

Forbearance programs enacted by the GSEs provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. As of March 31, 2022, December 31, 2021, and March 31, 2021, 29%, 33%, and 61%, respectively, of our delinquency inventory was reported as subject to a forbearance plan. We believe substantially all represent forbearances related to COVID-19. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan delinquency will cure, including through modification, when forbearance ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with delinquencies that do not cure will depend on economic conditions at that time, including home prices

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended March 31, 2022 were $54.7 million, an increase from $48.0 million in the prior year period. Underwriting and other expenses, net increased during the three months ended March 31, 2022 compared with the same period in the prior year primarily due to increases in expenses related to our investments in technology and data and analytics infrastructure.

	Three Months Ended March 31,
	2022	2021
Underwriting expense ratio	23.0%	19.8%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio in the three months ended March 31, 2022 increased due to an increase in underwriting expenses.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended March 31,
(In millions, except rate)	2022	2021
Income before tax	$219.4	$189.6
Provision for income taxes	$44.4	$39.6
Effective tax rate	20.2%	20.9%

The difference between our statutory tax rate of 21% and our effective tax rate of 20.2% and 20.9% for the three months ended March 31, 2022 and 2021, respectively, was primarily due to the benefits of tax preferenced securities.

MGIC Investment Corporation - Q1 2022 | 52

Balance Sheet Review

Total assets, liabilities, and shareholders’ equity
As of March 31, 2022 and December 31, 2021, total assets were $6.8 billion and $7.3 billion, respectively, and total liabilities at each date were $2.2 billion and $2.5 billion, respectively. Shareholders’ equity was $4.6 billion as of March 31, 2022 and $4.9 billion as of December 31, 2021.

The decrease in shareholders’ equity represents a decrease in the fair value of our investments portfolio, repurchases of our common stock and dividends paid, partially offset by net income in the first three months of 2022.

The following sections mainly focus on our cash and cash equivalents, investments, loss reserves and debt as these reflect the major developments in our assets and liabilities since December 31, 2021.

Consolidated balance sheets - Assets
as of March 31, 2022 (In thousands)

●	Cash and cash equivalents	$489,897
●	Investments	5,951,957
●	Premiums receivable	57,338
●	Reinsurance recoverable on loss reserves	64,717
●	Other assets	280,892

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance increased to $490 million as of March 31, 2022, from $305 million as of December 31, 2021, as net cash generated from operating activities was only partially offset by cash used in investing and financing activities.

Consolidated balance sheets - Liabilities and equity
as of March 31, 2022 (In thousands)

●	Loss reserves	$851,272
●	Unearned premiums	229,115
●	Long-term debt	935,279
●	Other liabilities	218,780
●	Shareholders’ equity	4,610,355

Loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on our estimated losses and settlement expenses to calculate a net reserve balance. Loss reserves decreased by 4% to $851 million as of March 31, 2022, from $884 million as of December 31, 2021. Reinsurance recoverables on our estimated losses and settlement expenses were $65 million and $67 million as of March 31, 2022 and December 31, 2021, respectively. The decrease in loss reserves is primarily due to our re-estimation of loss reserves which resulted in favorable development of $56.7 million primarily related to a decrease in the estimated claim rate on Peak COVID-19 delinquencies, partially offset by reserves associated with new delinquency notices which added approximately $36.3 million to the reserves in the first quarter.

Income Taxes - Our current income tax liability was $41.7 million and $3.3 million at March 31, 2022 and December 31, 2021, respectively and is included as a component of other liabilities in our consolidated balance sheets. The first quarter estimated income tax payment is not due until the second quarter of 2022, resulting in an increase in our current income tax liability. Our deferred tax asset was $26.6 million at March 31, 2022 and is included as a component of other assets in our consolidated

MGIC Investment Corporation - Q1 2022 | 53

balance sheets. Our deferred income tax liability was $39.4 million at December 31, 2021 and is included as a component of other liabilities in our consolidated balance sheets. The change in our deferred income tax was primarily due to the tax effect of unrealized losses generated by the investment portfolio during the first three months of 2022. At March 31, 2022 and December 31, 2021, we owned $426.3 million of tax and loss bonds.

Long-term debt
Our long-term debt decreased to $935.3 million as of March 31, 2022 from $1,146.7 million as of December 31, 2021. In the first quarter of 2022 we repurchased $57.0 million in aggregate principal amount of our 9% Debentures and repaid the outstanding balance of the FHLB Advance of $155.0 million.

Investment portfolio
Our investment portfolio decreased to $6.0 billion as of March 31, 2022 from $6.6 billion as of December 31, 2021. The decrease is primarily due to a decrease in the fair value of our investment portfolio due to the increase in the prevailing interest rates and the use of our investment portfolio to reduce debt outstanding and return capital to shareholders.

The average duration and investment yield of our investment portfolio as of March 31, 2022, December 31, 2021, and March 31, 2021 are shown in the table below.

Portfolio duration and embedded investment yield
	March 31, 2022	December 31, 2020	March 31, 2021
Duration (in years)	4.6	4.5	4.5
Pre-tax yield (1)	2.6%	2.5%	2.5%
After-tax yield (1)	2.1%	2.1%	2.1%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of March 31, 2022, December 31, 2021, and March 31, 2021 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
March 31, 2022	17%	27%	35%	21%
December 31, 2021	18%	26%	36%	20%
March 31, 2021	21%	24%	35%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

MGIC Investment Corporation - Q1 2022 | 54

Liquidity and Capital Resources

Consolidated Cash Flow Analysis
We have three primary types of cash flows: (1) operating cash flows, which consist mainly of cash generated by our insurance operations and income earned on our investment portfolio, less amounts paid for claims, interest expense and operating expenses, (2) investing cash flows related to the purchase, sale and maturity of investments and purchases of property and equipment and (3) financing cash flows generally from activities that impact our capital structure, such as changes in debt and shares outstanding, and dividend payments. The following table summarizes our consolidated cash flows from operating, investing and financing activities:

Summary of consolidated cash flows
	Three Months Ended March 31,
(In thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$228,011	$198,033
Investing activities	349,440	(274,499)
Financing activities	(392,512)	(27,448)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$184,939	$(103,914)
Net cash provided by operating activities for the three months ended March 31, 2022 increased compared to the same period of 2021 primarily due to decreases in losses paid and the reinsurance recoverable on paid losses, partially offset by increases in underwriting and operating expenses and a decrease in premiums received.

We also have purchase obligations totaling approximately $61 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $37 million for our purchase obligations.

Net cash provided by investing activities for the three months ended March 31, 2022 primarily reflects sales and maturities of fixed income and equity securities during the period that exceeded purchases as proceeds were used in financing activities. Net cash used in investing activities for the three months ended March 31, 2021 primarily reflects purchases of fixed income and equity securities during the period that exceeded sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment.

Net cash used in financing activities for the three months ended March 31, 2022 primarily reflects repayment of our FHLB Advance, repurchases of our common stock, the repurchase of a portion of our 9% Debentures and dividends to shareholders. Net cash used in financing activities for the three months ended March 31, 2021 primarily reflects dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement.
Capitalization
Debt - holding company
As of March 31, 2022, our holding company’s debt obligations were $0.9 billion in aggregate principal amount consisting of our 5.75% Notes, 5.25% Notes, and 9% Debentures. In the first quarter of 2022 we repurchased $57.0 million in aggregate principal amount of our 9% Debentures at a purchase price of $77.7 million plus accrued interest. The repurchase of 9% Debentures resulted in a $20.8 million loss on debt extinguishment on our consolidated statement of operations and a reduction in our potentially dilutive shares by approximately 4.4 million shares.

Liquidity analysis - holding company
As of March 31, 2022, we had approximately $409 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, repurchase debt, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. Investment income and the payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the first quarter of 2022 we paid $25.8 million in dividends to shareholders. On April 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.08 per common share to shareholders of record on May 12, 2022, payable on May 26, 2022.

In the first three months of 2022, our holding company cash and investments decreased by $254 million to $409 million as of March 31, 2022.

Significant cash and investments inflows during the first three months:
•$1.6 million of investment income.

Significant cash outflows during the first three months:
•$123.6 million of share repurchase transactions,
•$77.7 million for 9% Debenture repurchases,
•$26.1 million in cash dividends paid to shareholders, and
•$26.0 million of interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures.

MGIC Investment Corporation - Q1 2022 | 55

In the first quarter of 2022, we repurchased 8.5 million shares of our common stock using $127.6 million of holding company cash. As of March 31, 2022 we had remaining authorization to repurchase $372.4 million of our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. Also in April 2022, we repurchased an additional 3.0 million shares totaling $39.7 million under the remaining authorization that expires at year end 2023.

MGIC did not pay cash dividends to our holding company in the three months ended March 31, 2022 or March 31, 2021. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about the economic impacts of the COVID-19 pandemic and other factors on our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. In April 2022, MGIC obtained approval to pay a $400 million dividend to our holding company.

The net unrealized losses on our holding company investment portfolio were approximately $9.8 million at March 31, 2022 and the portfolio had a modified duration of approximately 1.7 years.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures approximating $53 million, based on the debt outstanding at March 31, 2022. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

We may also use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions. See "Overview-Capital" of this MD&A for a discussion for a discussion of our share repurchase programs.

Scheduled debt maturities beyond the next twelve months include $242.3 million of our 5.75% Notes in 2023, $650 of our 5.25% Notes in 2028, and $53.2 million of our 9% Debentures in 2063. Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest on our 9% Debentures. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

Debt at subsidiaries
MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. In the first quarter of 2022, we prepaid the outstanding principal balance of $155 million on the FHLB Advance at a prepayment price of $156.3 million, incurring a prepayment fee of $1.3 million.

Capital Adequacy
PMIERs
As of March 31, 2022, MGIC’s Available Assets under the PMIERs totaled approximately $6.0 billion, an excess of approximately $2.4 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $1.9 billion of capital credit under the PMIERs as of March 31, 2022. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance Transactions.

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

We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operation basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool risk in force, net of reinsurance and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. MGIC’s policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to the contingency reserve of approximately 50% of earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of earned premiums in a calendar year.

MGIC Investment Corporation - Q1 2022 | 56

The table below presents our combined insurance companies’ risk-to-capital calculation (which includes a reinsurance affiliate).

Risk-to-capital - Combined insurance companies
(In millions, except ratio)	March 31, 2022	December 31, 2021
RIF - net (1)	$51,382	$50,748
Statutory policyholders’ surplus	1,320	1,221
Statutory contingency reserve	4,264	4,127
Statutory policyholders’ position	$5,584	$5,348
Risk-to-capital	9.2:1	9.5:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.7 billion at March 31, 2022 and $1.8 billion December 31, 2021) for which loss reserves have been established.

The decrease in MGIC's risk-to-capital and our combined insurance companies’ risk to capital in the first three months of 2022 was due to an increase in statutory policyholders’ position, partially offset by an increase in RIF, net.

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

MGIC Investment Corporation - Q1 2022 | 57

Forward Looking Statements and Risk Factors
General: Our business, results of operations, and financial condition could be affected by the Risk Factors referred to under “Location of Risk Factors” below. These Risk Factors are an integral part of Management’s Discussion and Analysis.

These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as we “believe,” “anticipate” or “expect,” or words of similar import, are forward looking statements. These Risk Factors speak only as of the date of this filing and are subject to change without notice as the Company cannot predict all risks relating to this evolving set of events. We are not undertaking any obligation to update any forward looking statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

While we communicate with security analysts from time to time, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report, and such reports are not our responsibility.

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section C, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2022, the modified duration of our fixed income investment portfolio was 4.6 years, which means that an instantaneous parallel shift of 4.6% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2022 | 58

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review Note 5 - “Litigation and Contingencies” to our consolidated financial statements and our Risk Factor titled “We are subject to the risk of legal proceedings in the future” in Exhibit 99.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our Risk Factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Risk Factors Relating to Global Events
The Russia-Ukraine war and/or other global events may adversely affect the U.S. economy and our business.
Russia's invasion of Ukraine has increased the already-elevated inflation rate, added more pressure to strained supply chains, and has increased volatility in the domestic and global financial markets. The war has impacted, and may impact, our business in various ways, including the following which are described in more detail in the remainder of these risk factors:
•The terms under which we are able to obtain excess-of-loss ("XOL") reinsurance through the insurance-linked notes ("ILN") market have been negatively impacted.
•The risk of a cybersecurity incident that affects our company may have increased.
•An extended or broadened war may negatively impact the domestic economy, which may increase unemployment and inflation, or decrease home prices, in each case leading to an increase in loan delinquencies.
•The volatility in the financial markets may impact the performance of our investment portfolio and our investment portfolio may include investments in companies or securities that are negatively impacted by the war.
Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.
Losses result from events that reduce a borrower’s ability or willingness to make mortgage payments, such as unemployment, health issues, changes in family status, and decreases in home prices that result in the borrower's mortgage balance exceeding the net value of the home. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect home prices, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments when the mortgage balance exceeds the net value of the home.
High levels of unemployment may result in an increasing number of loan delinquencies and an increasing number of insurance claims; however, unemployment is difficult to predict given the uncertainty in the current market environment, including as a result of global events such as the COVID-19 pandemic, the Russia-Ukraine war, and the possibility of an economic recession. Inflation has increased dramatically in the past twelve months. The impact that higher inflation rates will have on loan delinquencies is unknown.
The seasonally-adjusted Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices increased by 3.7% in the first two months of 2022, after increasing by 17.8%, 11.8%, and 5.9% in 2021, 2020 and 2019, respectively. The price-to-income ratio in some markets exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Home prices may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors. The significant increase in interest rates in recent months may put downward pressure on home prices.
Reinsurance may not always be available or affordable.
We have in place QSR and XOL reinsurance transactions providing various amounts of coverage on 92% of our risk in force as of March 31, 2022. As of March 31, 2022, our QSR transactions with unaffiliated reinsurers cover most of our insurance written from 2013 through 2016 and 2019 through 2023, and smaller portions of our insurance written prior to 2013 and from 2024 through 2025. The weighted average coverage percentage of our QSR transactions was 30%, based on risk in force as of March 31, 2022. Our XOL transactions in place as of March 31, 2022 provided XOL reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from July 1, 2016 through March 31, 2019 and January 1, 2020 through May 28, 2021, all dates inclusive. The XOL transactions were entered into with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the capital that we are required to hold to support the risk and they allow us to earn higher returns on our business than we would without them. However, reinsurance may not always be available to us or available on similar terms, the quota share reinsurance transactions subject us to counterparty credit risk, and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. In the first quarter of 2022, our access to XOL reinsurance through the ILN market was temporarily disrupted and the terms under which we were able to access that market were less attractive than in the past due to volatility stemming from circumstances such as higher

MGIC Investment Corporation - Q1 2022 | 59

interest rates, increased inflation and Russia's invasion of Ukraine. In April 2022 we completed an XOL transaction in the ILN market. If we are unable to obtain reinsurance for NIW, the capital required to support our NIW will increase and our returns may decrease absent an increase in our premium rates. An increase in our premium rates may lead to a decrease in our NIW.
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
The percentage of our NIW from all single-premium policies was 6.6% in the first quarter of 2022 and 7.4% in full year 2021, and has ranged from 6.6% in 2022 to 19.0% in 2017. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
As discussed in our risk factor titled "Reinsurance may not always be available or affordable," we have in place various QSR transactions. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses incurred. We also have in place various XOL reinsurance transactions, under which we cede premiums. Under the XOL reinsurance transactions, for the respective reinsurance coverage periods, we retain the first layer of aggregate losses, and special purpose insurers provide second layer coverage up to the outstanding reinsurance coverage amount.
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
Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of March 31, 2022, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (14.7%), mortgages with borrowers having FICO scores below 680 (7.6%), including those with borrowers having FICO scores of 620-679 (6.6%), mortgages with limited underwriting, including limited borrower documentation (0.9%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (13.8%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 2% of our primary risk in force as of March 31, 2022, and less than one percent of our NIW in the first quarter of 2022 and in 2021. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase. Our NIW on mortgages with LTV ratios greater than 95% increased from 8% in the first quarter of 2021 to 11% in the first quarter of 2022 and our NIW on mortgages with DTI ratios greater than 45% increased from 12% in the first quarter of 2021 to 17% in the first quarter of 2022.
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

MGIC Investment Corporation - Q1 2022 | 60

further automate our underwriting processes and it is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes.
Approximately 75% of our first quarter 2022 and 72% of our 2021 NIW (by risk written) was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists mostly of highly-rated fixed income investments, our investment portfolio is affected by general economic conditions and tax policy, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities. Prevailing market rates have increased for various reasons, including inflationary pressures, which has reduced the fair value of our investment portfolio. The value of our investment portfolio may also be adversely affected by ratings downgrades, increased bankruptcies and credit spreads widening in distressed industries. In addition, the collectability and valuation of our municipal bond portfolio may be adversely affected if state and local municipalities incur increased costs to respond to COVID-19 and receive fewer tax revenues due to adverse economic conditions. Our investment portfolio also includes commercial mortgage-backed securities, collateralized loan obligations, and asset-backed securities, which could be adversely affected by declines in real estate valuations, increases in unemployment geopolitical risks and/or financial market disruption, including a heightened collection risk on the underlying loans. As a result of these matters, we may not achieve our investment objectives and a reduction in the market value of our investments could have an adverse effect on our liquidity, financial condition and results of operations.
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

MGIC Investment Corporation - Q1 2022 | 61

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended March 31, 2022.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
January 1, 2022	January 31, 2022	3,887,863	$15.43	3,887,863	$440,000,014
February 1, 2022	February 28, 2022	1,536,302	$15.54	1,536,302	$416,125,126
March 1, 2022	March 31, 2022	3,089,229	$14.16	3,089,229	$372,390,059
		8,513,394	$14.99	8,513,394

(1)In October 2021, our Board of Directors authorized a share repurchase program under which we may repurchase up to an additional $372 million of our common stock through the end of 2023. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation - Q1 2022 | 62

Item 5. Other Information

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.2.27	Form of Restricted Stock Unit Agreement (for Directors) under 2020 Omnibus Incentive Plan (Adopted February 2022) * †
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2022 | 63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 4, 2022.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2022 | 64