Form 10-Q
period 2022-06-30
MGIC INVESTMENT CORP
filed 2022-08-03
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2022, there were 303,439,959 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q2 2022 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2022

MGIC Investment Corporation - Q2 2022 | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program
MGIC Investment Corporation - Q2 2022 | 4

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

MGIC Investment Corporation - Q2 2022 | 5

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

MGIC Investment Corporation - Q2 2022 | 6

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
Net premiums earned minus incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity
MGIC Investment Corporation - Q2 2022 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	June 30, 2022	December 31, 2021
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2022 - $6,087,857; 2021 - $6,397,658)		$5,712,820	$6,587,581
Equity securities, at fair value (cost 2022 - $15,986; 2021 - $15,838)		14,481	16,068
Other invested assets, at cost		850	3,100
Total investment portfolio		5,728,151	6,606,749
Cash and cash equivalents		410,188	284,690
Restricted cash and cash equivalents		9,073	20,268
Accrued investment income		51,635	51,902
Reinsurance recoverable on loss reserves	4	53,958	66,905
Reinsurance recoverable on paid losses	4	310	36,275
Premiums receivable		57,547	56,540
Home office and equipment, net		45,072	45,614
Deferred insurance policy acquisition costs		21,003	21,671
Deferred income taxes, net		75,617	—
Other assets		147,053	134,394
Total assets		$6,599,607	$7,325,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$727,178	$883,522
Unearned premiums		217,739	241,690
Federal Home Loan Bank advance	3	—	155,000
Senior notes	3	882,572	881,508
Convertible junior subordinated debentures	3	35,339	110,204
Other liabilities		163,760	191,702
Total liabilities		2,026,588	2,463,626
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2022 - 371,353; 2021 - 371,353; shares outstanding 2022 - 305,436; 2021 - 320,336)		371,353	371,353
Paid-in capital		1,791,380	1,794,906
Treasury stock at cost (shares 2022 - 65,917; 2021 - 51,017)		(887,959)	(675,265)
Accumulated other comprehensive income (loss), net of tax		(325,738)	119,697
Retained earnings		3,623,983	3,250,691
Total shareholders’ equity		4,573,019	4,861,382
Total liabilities and shareholders’ equity		$6,599,607	$7,325,008
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q2 2022 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2022	2021	2022	2021
Revenues:
Premiums written:
Direct		$276,536	$283,523	$551,329	$566,528
Assumed		2,055	2,202	4,086	4,333
Ceded	4	(34,270)	(43,988)	(68,429)	(87,625)
Net premiums written		244,321	241,737	486,986	483,236
Decrease in unearned premiums, net		11,376	9,802	23,951	23,348
Net premiums earned		255,697	251,539	510,937	506,584
Investment income, net of expenses		40,305	41,129	78,567	79,022
Net gains (losses) on investments and other financial instruments	7/8	(4,746)	2,911	(5,518)	5,161
Other revenue		1,860	2,273	3,746	5,042
Total revenues		293,116	297,852	587,732	595,809

Losses and expenses:
Losses incurred, net	11	(99,058)	29,164	(118,372)	68,800
Amortization of deferred policy acquisition costs		2,982	3,025	5,722	5,721
Other underwriting and operating expenses, net		53,449	53,798	108,181	101,821
Loss on debt extinguishment		6,391	—	28,498	—
Interest expense		13,461	17,997	28,373	35,982
Total losses and expenses		(22,775)	103,984	52,402	212,324
Income before tax		315,891	193,868	535,330	383,485
Provision for income tax		66,623	40,817	111,049	80,413
Net income		$249,268	$153,051	$424,281	$303,072

Earnings per share:
Basic	6	$0.81	$0.45	$1.36	$0.89
Diluted	6	$0.80	$0.44	$1.34	$0.87

Weighted average common shares outstanding - basic	6	308,840	339,326	312,388	339,116
Weighted average common shares outstanding - diluted	6	313,545	356,536	319,012	356,461

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2022 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2022	2021	2022	2021
Net income		$249,268	$153,051	$424,281	$303,072
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	(175,380)	45,054	(446,318)	(49,075)
Benefit plan adjustments		490	663	883	1,536
Other comprehensive income (loss), net of tax		(174,890)	45,717	(445,435)	(47,539)
Comprehensive income (loss)		$74,378	$198,768	$(21,154)	$255,533

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2022 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2022	2021	2022	2021
Common stock

Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period, as previously reported		1,783,611	1,782,041	1,794,906	1,862,042
Cumulative effect of debt with conversion options accounting standards update		—	—	—	(68,289)
Balance, beginning of the period, as adjusted		1,783,611	1,782,041	1,794,906	1,793,753
Reissuance of treasury stock, net under share-based compensation plans		—	(348)	(17,867)	(15,745)
Equity compensation		7,769	4,567	14,341	8,252
Balance, end of period		1,791,380	1,786,260	1,791,380	1,786,260

Treasury stock
Balance, beginning of period		(793,696)	(384,550)	(675,265)	(393,326)
Reissuance of treasury stock, net under share-based compensation plans		—	—	9,179	8,776
Repurchase of common stock	12	(94,263)	—	(221,873)	—
Balance, end of period		(887,959)	(384,550)	(887,959)	(384,550)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(150,848)	123,565	119,697	216,821
Other comprehensive income (loss), net of tax	9	(174,890)	45,717	(445,435)	(47,539)
Balance, end of period		(325,738)	169,282	(325,738)	169,282

Retained earnings
Balance, beginning of period, as previously reported		3,399,935	2,839,884	3,250,691	2,642,096
Cumulative effect of debt with conversion options accounting standards update		—	—	—	68,289
Balance, beginning of the period, as adjusted		3,399,935	2,839,884	3,250,691	2,710,385
Net income		249,268	153,051	424,281	303,072
Cash dividends	12	(25,220)	(20,573)	(50,989)	(41,095)
Balance, end of period		3,623,983	2,972,362	3,623,983	2,972,362

Total shareholders’ equity		$4,573,019	$4,914,707	$4,573,019	$4,914,707

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2022 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$424,281	$303,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,523	32,472
Deferred tax expense	3,378	6,863
Loss on debt extinguishment	28,498	—
Net (gains) losses on investments and other financial instruments	5,518	(5,161)
Change in certain assets and liabilities:
Accrued investment income	267	(2,217)
Reinsurance recoverable on loss reserves	12,947	(16,111)
Reinsurance recoverable on paid losses	35,965	(37)
Premium receivable	(1,007)	(593)
Deferred insurance policy acquisition costs	668	(1,069)
Profit commission receivable	(3,054)	(4,464)
Loss reserves	(156,344)	55,699
Unearned premiums	(23,951)	(23,348)
Return premium accrual	(4,500)	2,500
Current income taxes	22,831	(1,357)
Other, net	(13,341)	3,173
Net cash provided by (used in) operating activities	361,679	349,422

Cash flows from investing activities:
Purchases of investments	(375,754)	(1,097,418)
Proceeds from sales of investments	266,374	142,754
Proceeds from maturity of fixed income securities	401,112	548,727
Additions to property and equipment	(2,146)	(1,405)
Net cash provided by (used in) investing activities	289,586	(407,342)

Cash flows from financing activities:
Purchase of convertible junior subordinated debentures	(74,865)	—
Repayment of FHLB Advance	(155,000)	—
Cash portion of loss on debt extinguishment	(28,498)	—
Repurchase of common stock	(219,073)	—
Dividends paid	(50,838)	(41,186)
Payment of withholding taxes related to share-based compensation net share settlement	(8,688)	(6,621)
Net cash provided by (used in) financing activities	(536,962)	(47,807)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	114,303	(105,727)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	304,958	296,680
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$419,261	$190,953
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2022 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of June 30, 2022, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

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

MGIC Investment Corporation - Q2 2022 | 13

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of June 30, 2022 and December 31, 2021 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		June 30, 2022	December 31, 2021
FHLB Advance - 1.91%, due February 2023		$—	$155.0
5.75% Notes, due August 2023 (par value: $242.3 million)		241.6	241.3
5.25% Notes, due August 2028 (par value: $650 million)		641.0	640.2
9% Debentures, due April 2063 (1)		35.3	110.2
Long-term debt, carrying value		$917.9	$1,146.7
(1)Convertible at any time prior to maturity at the holder’s option, at a conversion rate, which is subject to adjustment, of 76.5496 shares per $1,000 principal amount, representing a conversion price of approximately $13.06 per share. The payment of dividends by our holding company results in adjustments to the conversion rate, with such adjustments generally deferred until the end of the year.

The 5.75% Senior Notes (“5.75% Notes”), 5.25% Senior Notes (5.25% Notes) and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation.

During the first half of 2022, we repurchased $74.9 million in aggregate principal amount of our 9% Debentures at a purchase price of $102.0 million plus accrued interest. The repurchase of 9% Debentures resulted in a $27.2 million loss on debt extinguishment on our consolidated statement of operations and a reduction of approximately 5.7 million shares in our potentially dilutive shares.

The Federal Home Loan Bank Advance (the “FHLB Advance”) was an obligation of MGIC. In the first quarter of 2022, we repaid the outstanding principal balance of the FHLB Advance at a prepayment price of $156.3 million, incurring a prepayment fee of $1.3 million.

In July, we redeemed the outstanding principal balance of the 5.75% Notes at a price of $248.4 million plus accrued interest. The redemption of the 5.75% Notes resulted in a $6.8 million loss on debt extinguishment, which will be recorded in the third quarter of 2022.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information pertaining to our debt obligations. As of June 30, 2022 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the six months ended June 30, 2022 and 2021 were $29.2 million and $35.2 million, respectively.

MGIC Investment Corporation - Q2 2022 | 14

Note 4. Reinsurance
The reinsurance agreements to which we are a party, are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2022	2021	2022	2021
Premiums earned:
Direct		$287,846	$293,047	$575,119	$589,318
Assumed		2,121	2,480	4,247	4,891
Ceded (1)		(34,270)	(43,988)	(68,429)	(87,625)
Net premiums earned		$255,697	$251,539	$510,937	$506,584

Losses incurred:
Direct		$(109,334)	$37,983	$(130,426)	$86,054
Assumed		(154)	79	(361)	54
Ceded		10,430	(8,898)	12,415	(17,308)
Losses incurred, net		$(99,058)	$29,164	$(118,372)	$68,800
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
(2) Eligible credit union business written before April 1, 2020 was covered by our 2019 and 2015 QSR Transactions.

We can elect to terminate the QSR Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than 90% (80% for the Credit Union QSR Transaction) of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

MGIC Investment Corporation - Q2 2022 | 15

Table 4.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 4.2 to the percentage shown in table 4.3.

Quota Share Reinsurance
Table	4.3

Quota Share Contract		Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2015 QSR		December 31, 2022	NA	NA
2019 QSR		December 31, 2022	July 1, 2022	25% or 20%
2020 QSR		December 31, 2022	July 1, 2022	10.5% or 8%
2020 QSR and 2021 QSR, 2020 Policy year		December 31, 2022	July 1, 2022	14.5% or 12%
2020 QSR and 2021 QSR, 2021 Policy year		December 31, 2023	July 1, 2022	14.5% or 12%
2021 QSR and 2022 QSR. 2021 Policy Year		December 31, 2023	July 1, 2022	10.5% or 8%
2021 QSR and 2022 QSR, 2022 Policy Year		December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR, 2022 Policy Year		December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR, 2023 Policy Year		December 31, 2025	July 1, 2024	12.5% or 10%
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

Table 4.4 below provides a summary of our QSR Transactions, for the three and six months ended June 30, 2022 and 2021.

Quota Share Reinsurance
Table	4.4
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2022	2021	2022	2021
Ceded premiums written and earned, net of profit commission		$14,995	$33,983	$37,373	$67,373
Ceded losses incurred		(10,430)	8,903	(12,415)	17,308
Ceding commissions (1)		12,762	12,991	25,034	26,058
Profit commission		48,814	30,978	87,794	62,922
(1) Ceding commissions are reported within Other underwriting and operating expenses, net on the consolidated statements of operations.

Ceded losses incurred for the three and six months ended June 30, 2022 primarily reflects favorable loss reserve development. See Note 11 - “Loss Reserves” for discussion of our loss reserves.
Under the terms of our QSR Transactions, ceded premiums earned, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums earned due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $54.0 million as of June 30, 2022 and $66.9 million as of December 31, 2021. The reinsurance recoverable balance is secured by funds on deposit from reinsurers, the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

MGIC Investment Corporation - Q2 2022 | 16

Excess of loss reinsurance
We have entered into an excess of loss reinsurance transaction, in the traditional reinsurance market with a panel of third-party reinsurers (the “XOL Transaction”) to provide up to $175 million of reinsurance coverage on eligible NIW in 2022. The XOL Transaction has a contractual termination date after approximately ten years, with an optional termination date after seven years and quarterly thereafter. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans. The reinsurance premiums ceded to the XOL Transaction are based off the remaining reinsurance coverage levels.

We also have aggregate excess of loss reinsurance transactions (“Home Re Transactions”) with unaffiliated special purpose insurers (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. Subject to certain conditions, the reinsurance coverage decreases over a period of either 10 or 12.5 years, depending on the transaction, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid.

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

When a “Trigger Event” is in effect, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of June 30, 2022 a "Trigger Event" has occurred on our Home Re 2019-1 ILN transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction. A "Trigger Event" has also occurred on the Home Re 2022-1 ILN transactions because the credit enhancement of the most senior tranche is less than the target credit enhancement.

Tables 4.5a and 4.5b provide a summary of our Home Re Transactions as of June 30, 2022 and December 31, 2021.

Excess of Loss Reinsurance - Home Re Transactions
4.5a
($ in thousands)	Issue Date	Policy In force Dates	Optional Call Date (1)	Legal Maturity	Initial First Layer Retention	Initial Excess of Loss Reinsurance Coverage
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years	$325,589	$473,575
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years	190,159	398,429
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years	211,159	398,848
Home Re 2020-1, Ltd.	October 29, 2020	January 1, 2020 - July 31, 2020	October 25, 2027	10 years	275,283	412,917
Home Re 2019-1, Ltd.	May 25, 2019	January 1, 2018 - March 31, 2019	May 25, 2026	10 years	185,730	315,739
Home Re 2018-1, Ltd.	October 30, 2018	July 1, 2016 - December 31, 2017	October 25, 2025	10 years	168,691	318,636
(1) We have the right to terminate the Home Re Transactions under certain circumstances and on any payment date on or after the respective Optional Call Date.

4.5b	Remaining First Layer Retention		Remaining Excess of Loss Reinsurance Coverage
($ in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Home Re 2022-1, Ltd.	$325,589	$—	$473,575	$—
Home Re 2021-2, Ltd.	190,159	190,159	384,694	398,429
Home Re 2021-1, Ltd.	211,142	211,142	337,270	387,830
Home Re 2020-1, Ltd.	275,169	275,204	162,705	234,312
Home Re 2019-1, Ltd.	183,789	183,917	208,146	208,146
Home Re 2018-1, Ltd.	165,075	165,365	184,664	218,343

MGIC Investment Corporation - Q2 2022 | 17

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded on the Home Re Transactions will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 and Home Re 2022-1 Transactions reference SOFR, while the remaining Home Re Transactions reference one-month LIBOR. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at June 30, 2022, were not material to our consolidated balance sheet and the changes in fair value during the three and six months ended June 30, 2022 were not material to our consolidated statements of operations. (See Note 8 - “Fair Value Measurements”). Total ceded premiums under the Home Re Transactions were $18.2 million and $30.0 million for the three and six months ended June 30, 2022, and $10.0 million and $20.3 million for the three and six months ended June 30, 2021.

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of June 30, 2022, and December 31, 2021, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.6 presents the total assets of the Home Re Entities as of June 30, 2022 and December 31, 2021.

Home Re total assets
Table	4.6
(In thousands)
Home Re Entity		Total VIE Assets
June 30, 2022
Home Re 2022-1 Ltd.		$473,575
Home Re 2021-2 Ltd.		391,130
Home Re 2021-1 Ltd.		345,131
Home Re 2020-1 Ltd.		174,006
Home Re 2019-1 Ltd.		208,146
Home Re 2018-1 Ltd.		193,106

December 31, 2021
Home Re 2021-2 Ltd.		$398,429
Home Re 2021-1 Ltd.		398,848
Home Re 2020-1 Ltd.		251,387
Home Re 2019-1 Ltd.		208,146
Home Re 2018-1 Ltd.		218,343

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

The total calculated PMIERs credit for risk ceded under our excess of loss transactions is generally based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (see Note 1 - “Nature of Business and Basis of Presentation”).

MGIC Investment Corporation - Q2 2022 | 18

Note 5. Litigation and Contingencies
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to herein as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent years, an immaterial percentage of claims received have been resolved by rescissions. In the first half of 2022 and in 2021, curtailments reduced our average claim paid by approximately 5.3% and 4.4%, respectively. The COVID-19 related foreclosure moratoriums and forbearance plans decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once foreclosure activity returns to a more typical level. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.

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

We are monitoring litigation that involves refunds of mortgage insurance premiums under the Homeowners Protection Act. In one case, we expect to be named as a third-party defendant. We are unable to assess the potential impact of any such litigation at this time. In addition, from time to time, we are involved in other disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q2 2022 | 19

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)		2022	2021	2022	2021
Basic earnings per share:
Net income		$249,268	$153,051	$424,281	$303,072
Weighted average common shares outstanding - basic		308,840	339,326	312,388	339,116
Basic earnings per share		$0.81	$0.45	$1.36	$0.89

Diluted earnings per share:
Net income		$249,268	$153,051	$424,281	$303,072
Interest expense, net of tax (1):
9% Debentures		719	3,712	2,231	7,423
Diluted income available to common shareholders		$249,987	$156,763	$426,512	$310,495

Weighted average common shares outstanding - basic		308,840	339,326	312,388	339,116
Effect of dilutive securities:
Unvested RSUs		1,613	1,425	1,821	1,560
9% Debentures		3,092	15,785	4,803	15,785
Weighted average common shares outstanding - diluted		313,545	356,536	319,012	356,461
Diluted earnings per share		$0.80	$0.44	$1.34	$0.87
(1) Interest expense for the three and six months ended June 30, 2022 and 2021, respectively, has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q2 2022 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at June 30, 2022 and December 31, 2021 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of June 30, 2022
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$123,595	$19	$(6,295)	$117,319
Obligations of U.S. states and political subdivisions		2,455,698	11,529	(174,093)	2,293,134
Corporate debt securities		2,532,263	945	(158,155)	2,375,053
ABS		108,064	9	(4,805)	103,268
RMBS		240,109	31	(17,591)	222,549
CMBS		282,090	50	(15,529)	266,611
CLOs		337,823	6	(10,418)	327,411
Foreign government debt		4,486	—	(740)	3,746
Commercial paper		3,729	—	—	3,729
Total fixed income securities		$6,087,857	$12,589	$(387,626)	$5,712,820

Details of fixed income securities by category as of December 31, 2021
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,990	$285	$(868)	$133,407
Obligations of U.S. states and political subdivisions		2,408,688	133,361	(7,396)	2,534,653
Corporate debt securities		2,704,586	75,172	(13,776)	2,765,982
ABS		150,888	830	(1,008)	150,710
RMBS		309,991	2,397	(3,278)	309,110
CMBS		315,330	5,736	(1,936)	319,130
CLOs		360,436	609	(106)	360,939
Foreign government debt		13,749	—	(99)	13,650
Total fixed income securities		$6,397,658	$218,390	$(28,467)	$6,587,581

We had $12.6 million and $13.4 million of investments at fair value on deposit with various states as of June 30, 2022 and December 31, 2021, respectively, due to regulatory requirements of those state insurance departments. In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $177.6 million and $189.8 million at June 30, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q2 2022 | 21

The amortized cost and fair values of fixed income securities at June 30, 2022, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		June 30, 2022
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$299,593	$297,963
Due after one year through five years		1,536,218	1,489,620
Due after five years through ten years		1,822,146	1,695,419
Due after ten years		1,461,814	1,309,979
		5,119,771	4,792,981

ABS		108,064	103,268
RMBS		240,109	222,549
CMBS		282,090	266,611
CLOs		337,823	327,411
Total as of June 30, 2022		$6,087,857	$5,712,820

The proceeds from the sale of fixed income securities classified as available-for-sale along with gross gains (losses) associated with such sales are shown in table 7.3 below.

Details of fixed income securities gains (losses)
Table	7.3	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2022	2021	2022	2021

Gains on sales		987	2,275	5,121	5,291
Losses on sales		(1,093)	(353)	(5,750)	(745)
Change in credit allowance		—	31	—	49

Proceeds from sales of fixed income securities		46,730	83,235	263,554	140,062

Equity securities
The cost and fair value of investments in equity securities at June 30, 2022 and December 31, 2021 are shown in tables 7.4a and 7.4b below.

Details of equity security investments as of June 30, 2022
Table	7.4a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,986	$—	$(1,505)	$14,481

Details of equity security investments as of December 31, 2021
Table	7.4b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,838	$264	$(34)	$16,068

For the three and six months ended June 30, 2022, we recognized $0.7 million and $1.7 million of net losses on equity securities still held as of June 30, 2022. For the three and six months ended June 30, 2021, we recognized $0.2 million of net gains and $0.2 million of net losses, on equity securities still held as of June 30, 2021.

MGIC Investment Corporation - Q2 2022 | 22

Other invested assets
At December 31, 2021, the FHLB Advance amount was secured by $167.2 million of eligible collateral. As a result of the prepayment of the outstanding principal balance on the FHLB Advance we are no longer required to maintain collateral. Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2022 and December 31, 2021, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2021 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of June 30, 2022
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$106,464	$(6,062)	$2,561	$(233)	$109,025	$(6,295)
Obligations of U.S. states and political subdivisions		1,471,282	(168,115)	34,851	(5,978)	1,506,133	(174,093)
Corporate debt securities		2,043,621	(130,168)	172,444	(27,987)	2,216,065	(158,155)
ABS		79,046	(4,066)	17,173	(739)	96,219	(4,805)
RMBS		140,146	(10,365)	81,398	(7,226)	221,544	(17,591)
CMBS		228,340	(12,783)	33,890	(2,746)	262,230	(15,529)
CLOs		269,852	(8,363)	51,649	(2,055)	321,501	(10,418)
Foreign government debt		3,746	(740)	—	—	3,746	(740)
Total		$4,342,497	$(340,662)	$393,966	$(46,964)	$4,736,463	$(387,626)

Unrealized loss aging for securities by type and length of time as of December 31, 2021
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$91,154	$(790)	$2,616	$(78)	$93,770	$(868)
Obligations of U.S. states and political subdivisions		452,021	(7,189)	15,540	(207)	467,561	(7,396)
Corporate debt securities		865,085	(13,260)	10,997	(516)	876,082	(13,776)
ABS		100,064	(998)	1,552	(10)	101,616	(1,008)
RMBS		180,586	(2,548)	31,641	(730)	212,227	(3,278)
CMBS		89,889	(1,887)	1,511	(49)	91,400	(1,936)
CLOs		177,663	(71)	21,973	(35)	199,636	(106)
Foreign government debt		13,649	(99)	—	—	13,649	(99)
Total		$1,970,111	$(26,842)	$85,830	$(1,625)	$2,055,941	$(28,467)

Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2022 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at June 30, 2022 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

There were 1,164 and 610 securities in an unrealized loss position at June 30, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q2 2022 | 23

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

MGIC Investment Corporation - Q2 2022 | 24

Assets measured at fair value, by hierarchy level, as of June 30, 2022 and December 31, 2021 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2021 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of June 30, 2022
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$117,319	$105,652	$11,667	$—
Obligations of U.S. states and political subdivisions		2,293,134	—	2,293,134	—
Corporate debt securities		2,375,053	—	2,375,053	—
ABS		103,268	—	103,268	—
RMBS		222,549	—	222,549	—
CMBS		266,611	—	266,611	—
CLOs		327,411	—	327,411	—
Foreign government debt		3,746	—	3,746	—
Commercial paper		3,729	—	3,729	—
Total fixed income securities		5,712,820	105,652	5,607,168	—
Equity securities		14,481	14,481	—	—
Cash equivalents		399,062	394,273	4,789	—
Total		$6,126,363	$514,406	$5,611,957	$—

Assets carried at fair value by hierarchy level as of December 31, 2021
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,407	$102,153	$31,254	$—
Obligations of U.S. states and political subdivisions		2,534,653	—	2,534,653	—
Corporate debt securities		2,765,982	—	2,765,982	—
ABS		150,710	—	150,710	—
RMBS		309,110	—	309,110	—
CMBS		319,130	—	319,130	—
CLOs		360,939	—	360,939	—
Foreign government debt		13,650	—	13,650	—
Total fixed income securities		6,587,581	102,153	6,485,428	—
Equity securities		16,068	16,068	—	—
Cash equivalents		254,230	254,230	—	—
Total		$6,857,879	$372,451	$6,485,428	$—

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as Other liabilities or Other assets in our consolidated balance sheets. The changes in the fair value of the embedded derivatives are reported within Net gains (losses) on investments and other financial instruments on the Consolidated Statement of Operations. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we will pay. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At June 30, 2022 and December 30, 2021, the fair value of the embedded derivatives was a liability of $5.0 million and $1.8 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

MGIC Investment Corporation - Q2 2022 | 25

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy.

Activity related to the Level 3 assets and liabilities (including realized and unrealized gains and losses, purchases and sales) were immaterial for the three and six months ended June 30, 2022 and 2021.

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2022 and December 31, 2021.

Financial assets and liabilities not measured at fair value
Table	8.2
		June 30, 2022		December 31, 2021
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$3,100	$3,100

Financial liabilities
FHLB Advance		—	—	155,000	157,585
5.75% Senior Notes		241,583	248,191	241,255	256,213
5.25% Senior Notes		640,989	583,044	640,253	686,875
9% Convertible Junior Subordinated Debentures		35,339	47,197	110,204	151,000
Total financial liabilities		$917,911	$878,432	$1,146,712	$1,251,673

MGIC Investment Corporation - Q2 2022 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2022	2021	2022	2021
Net unrealized investment gains arising during the period		$(222,000)	$57,030	$(564,960)	$(62,120)
Total income tax benefit (expense)		46,620	(11,976)	118,642	13,045
Net of taxes		(175,380)	45,054	(446,318)	(49,075)

Net changes in benefit plan assets and obligations		620	839	1,118	1,944
Total income tax benefit (expense)		(130)	(176)	(235)	(408)
Net of taxes		490	663	883	1,536

Total other comprehensive income (loss)		(221,380)	57,869	(563,842)	(60,176)
Total income tax benefit (expense)		46,490	(12,152)	118,407	12,637
Total other comprehensive income (loss), net of tax		$(174,890)	$45,717	$(445,435)	$(47,539)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2022	2021	2022	2021
Reclassification adjustment for net realized (losses) gains(1)		$(2,433)	$2,477	$2,408	$6,417
Income tax benefit (expense)		511	(520)	(506)	(1,347)
Net of taxes		(1,922)	1,957	1,902	5,070

Reclassification adjustment related to benefit plan assets and obligations (2)		(620)	(839)	(1,118)	(1,944)
Income tax benefit (expense)		130	176	235	408
Net of taxes		(490)	(663)	(883)	(1,536)

Total reclassifications		(3,053)	1,638	1,290	4,473
Income tax benefit (expense)		641	(344)	(271)	(939)
Total reclassifications, net of tax		$(2,412)	$1,294	$1,019	$3,534
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the six months ended June 30, 2022, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Six Months Ended June 30, 2022
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2021, net of tax		$150,038	$(30,341)	$119,697
Other comprehensive income (loss) before reclassifications		(444,416)	—	(444,416)
Less: Amounts reclassified from AOCI		1,902	(883)	1,019
Balance, June 30, 2022, net of tax		$(296,280)	$(29,458)	$(325,738)

MGIC Investment Corporation - Q2 2022 | 27

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2022 and 2021.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2022	2021	2022	2021
Service cost		$1,869	$2,152	$306	$390
Interest cost		2,848	2,779	171	160
Expected return on plan assets		(4,864)	(5,256)	(2,626)	(2,216)
Amortization of net actuarial losses (gains)		1,349	1,255	(798)	(409)
Amortization of prior service cost (credit)		(53)	(59)	122	53
Net periodic benefit cost (benefit)		$1,149	$871	$(2,825)	$(2,022)

Components of net periodic benefit cost
Table	10.2
		Six Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2022	2021	2022	2021
Service cost		$3,626	$3,816	$654	$754
Interest cost		5,725	5,589	348	324
Expected return on plan assets		(9,816)	(10,458)	(5,251)	(4,431)
Amortization of net actuarial losses (gains)		2,532	2,805	(1,552)	(848)
Amortization of prior service cost (credit)		(106)	(119)	244	106
Net periodic benefit cost (benefit)		$1,961	$1,633	$(5,557)	$(4,095)

In July 2022, we made a contribution totaling $6.3 million to our qualified pension plan.

MGIC Investment Corporation - Q2 2022 | 28

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2022, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $13 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $16 million.

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

Losses incurred on delinquencies that occurred in the current year were flat in the first half of 2022 compared to the same period last year.

For the six months ended June 30, 2022 we experienced favorable loss development of $186.6 million on previously received notices primarily related to a decrease in the estimated claim rate. The favorable development resulted from greater than expected cures on delinquency notices received during the COVID-19 pandemic as well as delinquency notices received prior to the COVID-19 pandemic. For the six months ended June 30, 2021 we experienced adverse loss development of $1.7 million.

MGIC Investment Corporation - Q2 2022 | 29

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. In light of the uncertainty caused by the COVID-19 pandemic, specifically the foreclosure moratoriums and forbearance plans, the average time it takes to receive a claim has increased.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2022 and 2021.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Six Months Ended June 30,
(In thousands)		2022	2021
Reserve at beginning of period		$883,522	$880,537
Less reinsurance recoverable		66,905	95,042
Net reserve at beginning of period		816,617	785,495

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		68,210	67,068
Prior years (1)		(186,582)	1,732
Total losses incurred		(118,372)	68,800

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		116	48
Prior years		24,909	29,164
Total losses paid		25,025	29,212
Net reserve at end of period		673,220	825,083
Plus reinsurance recoverable		53,958	111,153
Reserve at end of period		$727,178	$936,236
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The prior year loss reserve development for the six months of June 30, 2022 and 2021 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Six Months Ended June 30,
(In thousands)		2022	2021
Increase (decrease) in estimated claim rate on primary defaults		$(186,163)	$(356)
Increase (decrease) in estimated severity on primary defaults		(9,945)	512
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		9,526	1,576
Total prior year loss development (1)		$(186,582)	$1,732
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q2 2022 | 30

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and six months ended June 30, 2022 and 2021 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Delinquency inventory at beginning of period		30,462	52,775	33,290	57,710
New notices		9,396	9,036	20,099	22,047
Cures		(12,677)	(18,460)	(25,877)	(36,088)
Paid claims		(319)	(346)	(641)	(658)
Rescissions and denials		(7)	(6)	(16)	(12)
Delinquency inventory at end of period		26,855	42,999	26,855	42,999

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		June 30, 2022	December 31, 2021	June 30, 2021
3 months or less		6,791	7,586	6,513
4-11 months		7,946	7,990	12,840
12 months or more (1)		12,118	17,714	23,646
Total		26,855	33,290	42,999
3 months or less		25%	23%	15%
4-11 months		30%	24%	30%
12 months or more		45%	53%	55%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		254	211	159
(1)Approximately 29%, 20%, and 15% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2022, December 31, 2021, and June 30, 2021, respectively.

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

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $32.8 million and $37.3 million at June 30, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q2 2022 | 31

Note 12. Shareholders’ Equity
Change in Accounting Policy
As of January 1, 2021, we adopted the updated guidance for "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The application of this guidance resulted in a $68.3 million cumulative effect adjustment to our 2021 beginning retained earnings and paid in capital to reflect the 9% Debentures as if we had always accounted for the debt as a liability in its entirety.

Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the first six months of 2022, we repurchased 15.7 million shares at an average cost of $14.17 per share, which included commissions. In 2021, we repurchased approximately 19.0 million shares of our common stock, at an average cost of $15.30 per share, which included commissions. At June 30, 2022 we had $278 million remaining under a share repurchase program approved by our Board of Directors in 2021 that expires at year end 2023. In July 2022, we repurchased an additional 2.1 million shares totaling $27.9 million under the remaining authorization.

Cash dividends
In March and May 2022, we paid quarterly cash dividends of $0.08 per share to shareholders which totaled $51 million. On July 28, 2022, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.10 per share payable on August 25, 2022, to shareholders of record at the close of business on August 11, 2022.

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

Table 13.1 shows the number of restricted stock units (RSUs) granted to employees and non-employee directors and the weighted average fair value per share during the periods presented (shares in thousands).

Restricted stock unit grants
Table	13.1
			Six months ended June 30,
			2022		2021
			RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		(1)	848	$15.46	966	$12.82
RSUs subject only to service conditions			316	15.46	398	12.82
Non-employee director RSUs			104	15.32	—	—
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest up to 200%.

MGIC Investment Corporation - Q2 2022 | 32

Note 14. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve.

At June 30, 2022, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.5 billion above the required MPP of $1.9 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements, without penalty.

Dividend restrictions
In the six months ended June 30, 2022, MGIC paid a $400 million dividend to our holding company. MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory ‘policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we will notify the OCI to ensure it does not object.

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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Six Months Ended June 30,
(In thousands)	2022	2021
Statutory net income	$252,345	$117,667
Statutory policyholders' surplus	1,072,481	1,442,614
Contingency reserve	4,397,971	3,850,021

MGIC Investment Corporation - Q2 2022 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter of 2022. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q2 2022 | 34

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data, unaudited)	2022	2021	% Change	2022	2021	% Change
Selected statement of operations data
Net premiums earned	$255.7	$251.5	2	$510.9	$506.6	1
Investment income, net of expenses	40.3	41.1	(2)	78.6	79.0	(1)
Losses incurred, net	(99.1)	29.2	(439)	(118.4)	68.8	(272)
Other underwriting and operating expenses, net	56.4	53.8	5	113.9	101.8	12
Loss on debt extinguishment	6.4	—	N/M	28.5	—	N/M
Income before tax	315.9	193.9	63	535.3	383.5	40
Provision for income taxes	66.6	40.8	63	111.0	80.4	38
Net income	249.3	153.1	63	424.3	303.1	40
Diluted income per share	$0.80	$0.44	82	$1.34	$0.87	54

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$322.4	$191.9	68	$564.4	$378.9	49
Adjusted net operating income	254.4	151.5	68	447.3	299.5	49
Adjusted net operating income per diluted share	$0.81	$0.44	84	$1.41	$0.86	64
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of second quarter 2022 results
Comparative quarterly results
We recorded second quarter 2022 net income of $249.3 million, or $0.80 per diluted share. Net income increased by $96.2 million from net income of $153.1 million in the prior year primarily reflecting decreases in losses incurred, partially offset by a higher provision for income taxes and a loss on debt extinguishment. Diluted income per share increased primarily due to an increase in net income and a decrease in diluted weighted average shares outstanding.

Adjusted net operating income for the second quarter 2022 was $254.4 million (Q2 2021: $151.5 million) and adjusted net operating income per diluted share was $0.81 (Q2 2021: $0.44). The increase in 2022 adjusted net operating income and adjusted net operating income per diluted share compared to 2021 primarily reflects higher net income.

Losses incurred, net for the second quarter of 2022 were $(99.1) million, a decrease of $128.3 million compared to the second quarter of 2021 losses incurred of $29.2 million primarily due to favorable loss reserve development. While new delinquency notices added approximately $31.9 million to losses incurred in the second quarter of 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $130.9 million primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development resulted from greater than expected cures on delinquency notices received during the COVID-19 pandemic as well as delinquency notices received prior to the COVID-19 pandemic. In the second quarter of 2021, our re-estimation of loss reserves on previously received delinquency notices did not result in any significant development.

In the second quarter of 2022, the $6.4 million loss on debt extinguishment reflects a loss on the repurchase of a portion of our 9% Debentures at costs that were in excess of their carrying value.

The increase in our provision for income taxes in the second quarter of 2022 as compared to the same period in the prior year was primarily due to an increase in income before tax.

Comparative year to date results
We recorded net income of $ 424.3 million, or $1.34 per diluted share during the first six months of 2022 compared with $303.1 million, or $0.87 per diluted share during the prior year. Net income increased by $121.2 million, or $0.47 per diluted share. The increase primarily reflected a decrease in losses incurred, partially offset by a higher provision for income taxes and losses on debt extinguishment.

Diluted income per share was higher than the prior year due to the increase in net income and a decrease in the number of our diluted weighted average shares outstanding.

Adjusted net operating income for the first six months of 2022 was $447.3 million (YTD June 30, 2021: $299.5 million) and adjusted net operating income per diluted share was $1.41 (YTD June 30, 2021: $0.86). The increase in 2022 adjusted net operating income and adjusted net operating income per diluted share compared to 2021 primarily reflects higher net income.

MGIC Investment Corporation - Q2 2022 | 35

Losses incurred, net for the six months ended June 30, 2022 were ($118.4) million, a decrease of $187.2 million compared with losses incurred of $68.8 million for the prior year primarily due to favorable loss reserve development. While new delinquency notices added $68.2 million to losses incurred, our re-estimation of loss reserves on previously received delinquency notice resulted in favorable development of $186.6 million primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development resulted from greater than expected cures on delinquency notices received during the COVID-19 pandemic as well as delinquency notices received prior to the COVID-19 pandemic. In the first six months of 2021, our re-estimation of loss reserves on previously received delinquency notices did not result in any significant development.

In the first six months of 2022, the $28.5 million loss on debt extinguishment reflects a $27.2 million loss on the repurchase of a portion of our 9% Debentures at costs in excess of their carrying value and a prepayment fee of $1.3 million on the repayment of our FHLB advance.

The increase in our provision for income taxes for the first six months of 2022 as compared to the same period in the prior year was primarily due to an increase in income before tax.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and six months ended June 30, 2022 compared with the respective prior year period.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2022, MGIC can pay $122 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the six months ended June 30, 2022, MGIC paid $400 million in dividends in cash and investments to the holding company. We did not make dividend payments to our holding company during the six months ended June 30, 2021. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board.
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market, including through 10b5-1 plans, or through privately negotiated transactions. In the first half of 2022, we repurchased 15.7 million shares of common stock, using approximately $222 million of holding company resources. As of June 30, 2022 we had $278 million of authorization remaining to repurchase our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. As of June 30, 2022, we had approximately 305 million shares of common stock outstanding. We did not repurchase shares during the six months ended June 30, 2021.

Dividends to shareholders
In March and May 2022, we paid quarterly dividends of $0.08 per common share to our shareholders which totaled $51 million for the year. On July 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.10 per common share to shareholders of record on August 25, 2022, payable on August 11, 2022.

GSEs
We must comply with a GSE’s PMIERS to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the PMIERs as of June 30, 2022, MGIC’s Available Assets totaled $5.8 billion, or $2.6 billion in excess of its Minimum Required Assets.

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

MGIC Investment Corporation - Q2 2022 | 36

Our reinsurance transactions enable us to earn higher returns on our business than we would without them because they reduce the Minimum Required Assets we must hold under PMIERs. However, reinsurance may not always be available to us; or available on similar terms, and our reinsurance subjects us to counterparty credit risk. The calculated credit for excess of loss reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalties.

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

At June 30, 2022, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.5 billion above the required MPP of $1.9 billion. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. Refer to our Risk Factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.

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
Foreclosures on mortgages purchased or securitized by the GSEs were suspended through July 31, 2021. Under a CFPB rule that was effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary procedural safeguard had been met before referring 120-day delinquent loans for foreclosure. With the expiration of the CFPB rule, it is likely that foreclosures and claims will increase, although the timing and magnitude of such increase is uncertain.
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
Russia's invasion of Ukraine has increased the already-elevated inflation rate, added more pressure to strained supply chains, and has increased volatility in the domestic and global financial

MGIC Investment Corporation - Q2 2022 | 37

markets. For information about the possible effects of this on our business please refer to our Risk Factor title “The Russia-Ukraine war and/or other global events may adversely affect the U.S. economy and our business.

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

•Premiums ceded, net of profit commission, under our QSR Transactions and premiums ceded under our excess of loss transactions. The profit commission under our QSR Transactions varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred; higher levels of losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

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

MGIC Investment Corporation - Q2 2022 | 38

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

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our QSR Transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and changes in headcount (which can fluctuate due to volume of NIW). See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of ceding commission on our QSR Transactions.

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

Gains (losses) on investments and other financial instruments
•Fixed income securities. Investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and any “other than temporary” impairments recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•Equity securities. Investment gains and losses are accounted for as a function of the periodic change in fair value.

•Financial instruments. Investment gains and losses on the embedded derivative on our Home Re Transactions reflect the present value impact of the variation in investment income on assets on the insurance-linked notes held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we pay.

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

Cybersecurity
We are increasingly reliant on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by third-party cyber attacks, including those involving ransomware. The Company discovers vulnerabilities and experiences malicious attacks and other attempts to gain unauthorized access to its systems on a regular basis. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that will hinder the Company’s ability to identify, investigate and recover from incidents. Such attacks may also increase as a result of retaliation by Russia in response to actions taken by the U.S. and other countries in connection with Russia's military invasion of Ukraine. In response to the COVID-19 pandemic, the Company transitioned to a primarily virtual workforce model and is now operating under a hybrid model. Virtual and hybrid workforce models may be more vulnerable to security breaches.

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

MGIC Investment Corporation - Q2 2022 | 39

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

MGIC Investment Corporation - Q2 2022 | 40

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended June 30,
	2022				2021
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$315,891	66,623	$249,268		$193,868	40,817	$153,051
Adjustments:
Loss on debt extinguishment	6,391	1,342	5,049		—	—	—
Net realized investment (gains) losses	69	14	55		(1,927)	(405)	(1,522)
Adjusted pre-tax operating income / Adjusted net operating income	$322,351	$67,979	$254,372		$191,941	$40,412	$151,529

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			313,545				356,536

Net income per diluted share			$0.80				$0.44
Loss on debt extinguishment			0.02				—
Net realized investment (gains) losses			—				—
Adjusted net operating income per diluted share			$0.81	(1)			$0.44

(1) Does not foot due to rounding.
Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Six Months Ended June 30,
	2022				2021
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$535,330	$111,049	$424,281		$383,485	$80,413	$303,072
Adjustments:
Loss on debt extinguishment	28,498	5,985	22,513		—	—	—
Net realized investment (gains) losses	581	122	459		(4,549)	(955)	(3,594)
Adjusted pre-tax operating income / Adjusted net operating income	$564,409	$117,156	$447,253		$378,936	$79,458	$299,478

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			319,012				356,461

Net income per diluted share			$1.34				$0.87
Loss on debt extinguishment			0.07				—
Net realized investment (gains) losses			—				(0.01)
Adjusted net operating income per diluted share			$1.41				$0.86

MGIC Investment Corporation - Q2 2022 | 41

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

NIW for the second quarter of 2022 was $24.3 billion (Q2 2021: $33.6 billion) and for the six months ended was $43.9 billion (YTD 2021: $64.4 billion). The decrease when compared with the same period last year was primarily due to a decrease in refinance transactions that required mortgage insurance.

For the remainder of the year, we expect a smaller origination market to drive a decrease in our NIW compared to 2021.

The following tables present characteristics of our primary NIW for the three and six months ended June 30, 2022 and 2021.

The percentage of our NIW with DTI ratios over 45% and LTV’s over 95% increased for the three and six months ended June 30, 2022 when compared with the same period last year. The increase was primarily driven by higher home price and interest rates, and a higher percentage of NIW from purchase transactions.

Primary NIW by FICO score
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2022	2021	2022	2021
760 and greater	41.2%	43.7%	42.1%	45.1%
740 - 759	19.3%	17.8%	19.2%	17.5%
720 - 739	15.3%	14.3%	14.9%	13.9%
700 - 719	11.1%	11.5%	10.9%	11.5%
680 - 699	7.5%	7.4%	7.4%	7.4%
660 - 679	3.6%	2.8%	3.4%	2.5%
640 - 659	1.2%	1.9%	1.3%	1.6%
639 and less	0.8%	0.6%	0.8%	0.5%
We are aware of an issue of inaccurate reporting of FICO credit scores by a third-party occurring in late Q1 2022 and into the beginning of Q2 2022. At this time, we do not know the impact to the metrics shown above. However, we do not believe it will have a material impact on our business.

Primary NIW by loan-to-value
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2022	2021	2022	2021
95.01% and above	14.3%	12.0%	13.0%	10.1%
90.01% to 95.00%	47.7%	41.7%	49.6%	38.7%
85.01% to 90.00%	27.7%	30.8%	27.2%	31.7%
80.01% to 85.00%	10.3%	15.5%	10.2%	19.5%

Primary NIW by debt-to-income ratio
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2022	2021	2022	2021
45.01% and above	21.0%	12.9%	19.3%	12.4%
38.01% to 45.00%	32.1%	30.4%	31.9%	29.7%
38.00% and below	46.9%	56.7%	48.8%	57.9%

Primary NIW by policy payment type
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2022	2021	2022	2021
Monthly premiums	96.1%	93.3%	94.9%	92.0%
Single premiums	3.9%	6.7%	5.1%	8.0%
Annual premiums	0.0%	0.0%	0.0%	0.0%

Primary NIW by type of mortgage
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2022	2021	2022	2021
Purchases	98.2%	79.3%	96.4%	69.9%
Refinances	1.8%	20.7%	3.6%	30.1%

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

Persistency
Our persistency was 71.5% at June 30, 2022 compared to 62.6% at December 31, 2021 and 57.1% at June 30, 2021. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2022	2021	2022	2021
NIW	$24.3	$33.6	$43.9	$64.4
Cancellations	(14.8)	(23.3)	(31.5)	(49.0)
Increase in primary IIF	$9.5	$10.3	$12.4	$15.4

Direct primary IIF as of June 30,	$286.8	$262.0	$286.8	$262.0
Direct primary RIF as of June 30,	$73.6	$65.3	$73.6	$65.3

MGIC Investment Corporation - Q2 2022 | 42

Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of June 30, 2022, loans associated with modification programs accounted for 4.6% of our total RIF, compared to 5.4% at December 31, 2021. As of June 30, 2022, 87.2% of loans associated with modifications programs were current.

The following table sets forth certain statistics associated with our primary IIF and RIF as of June 30, 2022:

Primary insurance in force and risk in force by policy year
(in millions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (1)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1,616	0.6%	$450	0.6%	7.3%	12.3%	0.4%	NM
2005-2008	12,197	4.3%	3,240	4.4%	6.9%	11.0%	3.6%	5.0%
2009-2015	7,927	2.8%	2,158	2.9%	4.3%	4.6%	14.2%	4.5%
2016	7,729	2.7%	2,068	2.8%	3.9%	3.2%	13.0%	16.1%
2017	8,837	3.1%	2,312	3.1%	4.2%	3.9%	0.0%	17.9%
2018	9,051	3.1%	2,309	3.1%	4.8%	4.5%	0.8%	18.1%
2019	19,445	6.8%	4,961	6.8%	4.1%	2.3%	27.3%	29.9%
2020	73,331	25.5%	18,119	24.7%	3.1%	0.9%	28.4%	64.1%
2021	106,433	37.1%	27,231	37.0%	3.1%	0.6%	29.1%	90.3%
2022	40,232	14.0%	10,740	14.6%	4.3%	0.1%	30.1%	98.7%
Total	$286,798	100.0%	$73,588	100.0%
(1)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $286 million ($198 million on pool policies with aggregate loss limits and $88 million on pool policies without aggregate loss limits) at June 30, 2022 compared to $305 million ($206 million on pool policies with aggregate loss limits and $99 million on pool policies without aggregate loss limits) at December 31, 2021. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $288 million and $321 million as of June 30, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q2 2022 | 43

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2022 and 2021.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Net premiums written	$244.3	$241.7	1	$487.0	$483.2	1

Net premiums earned	$255.7	$251.5	2	$510.9	$506.6	1
Investment income, net of expenses	40.3	41.1	(2)	78.6	79.0	(1)
Net gains (losses) on investments and other financial instruments	(4.7)	2.9	N/M	(5.5)	5.2	(206)
Other revenue	1.9	2.3	(17)	3.7	5.0	(26)
Total revenues	$293.1	$297.9	(2)	$587.7	$595.8	(1)
Net premiums written and earned
Comparative quarterly and year to date results
Premiums earned for the three and six months ended June 30, 2022 were $255.7 million and $510.9 million, respectively, compared with $251.5 million and $506.6 million, respectively, for the same comparable period last year. Net premiums written for the three and six months ended June 30, 2022 were $244.3 million and $487.0 million, respectively, compared with $241.7 million and $483.2 million, respectively, for the same comparable period last year. The increase in net premiums written and earned was due to an increase in insurance in force and a decrease in ceded premiums from our quota share reinsurance transactions, partially offset by a decrease in our premium yield compared to the same period last year.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for each of the three and six months ended June 30, 2022 and June 30, 2021.

Premium Yield

		Three Months Ended June 30,		Six Months Ended June 30,
(in basis points)		2022	2021	2022	2021
In force portfolio yield	(1)	39.4	42.6	39.5	43.0
Premium refunds		0.2	(0.2)	—	(0.5)
Accelerated earnings on single premium policies		1.1	3.1	1.4	3.8
Total direct premium yield		40.7	45.5	40.9	46.3
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(4.5)	(6.4)	(4.5)	(6.5)
Net premium yield		36.2	39.1	36.4	39.8

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.3 bps for the six months ended June 30, 2022 compared to 0.4 bps for the six months ended June 30, 2021.

MGIC Investment Corporation - Q2 2022 | 44

Changes in the net premium yield for the three and six months ended June 30, 2022 compared to the three months ended June 30, 2021 reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, an in force book with lower risk characteristics, lower required capital, the availability of reinsurance, and certain policies undergoing premium rate resets on their ten-year anniversaries.
Premium Refunds
è	Premium refunds are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory. The low level of claims received have resulted in a lower level of premium refunds. Fluctuations in our delinquency inventory and our estimate of the number of loans in our delinquency inventory that will result in a claim impact our estimate of refundable premium on our delinquency inventory.
Accelerated earnings on single premium policies
è	Accelerated earned premium from cancellation of single premium policies prior to their estimated policy life, primarily due to refinancing activity, increase our yield. The lower level of refinance transactions have reduced this benefit.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our net premium yield. Ceded premiums earned, net of profit commission, are associated with the QSR Transactions and the excess of loss transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance Transactions“ below for further discussion on our reinsurance transactions.
As discussed in our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses,” the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect our in force portfolio yield to continue to decline as older insurance policies with higher premium rates run off and are replaced with new insurance policies which generally have lower premium rates.

Reinsurance Transactions
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we are currently experiencing. As a result, lower levels of ceded losses result in less benefit from ceded losses and a higher profit commission; higher levels of ceded losses result in more benefit from ceded losses and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our QSR Transactions for each of the three and six months ended June 30, 2022 and June 30, 2021.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Ceded premiums written and earned, net of profit commission	$14,995	$33,983	$37,373	$67,373
% of direct premiums written	5%	12%	7%	12%
% of direct premiums earned	5%	12%	6%	11%
Profit commission	$48,814	$30,978	$87,794	$62,922
Ceding commissions	$12,762	$12,991	$25,034	$26,058
Ceded losses incurred	$(10,430)	$8,903	$(12,415)	$17,308

Mortgage insurance portfolio:
Ceded RIF (Dollars in millions)
2015 QSR			$694	$1,187
2017 QSR			—	950
2018 QSR			—	956
2019 QSR			1,302	2,054
2020 QSR			4,311	5,523
2021 QSR			7,101	3,872
2022 QSR			3,019	—
Credit Union QSR			1,941	1,222
Total ceded RIF			$18,368	$15,764

Ceded losses incurred for the three and six months ended June 30, 2022 reflect favorable loss reserve development on previously received delinquency notices. See "Losses Incurred, net” below for discussion of our loss reserves.

We terminated our 2017 and 2018 QSR Transactions effective December 31, 2021.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NIW subject to QSR Transactions	87.7%	81.6%	87.6%	77.8%
New Risk Written subject to QSR Transactions	93.3%	90.4%	93.2%	88.3%
IIF subject to QSR Transactions	75.5%	74.6%	75.5%	74.6%
RIF subject to QSR Transactions	81.4%	81.6%	81.4%	81.6%

MGIC Investment Corporation - Q2 2022 | 45

The increase in NIW and new risk written subject to quota share reinsurance increased for the three and six months ended June 30, 2022 compared to the same periods of the prior year primarily due to a decrease in refinance transactions which resulted in a decrease in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 years, which generally have lower coverage percentages, and are excluded from the QSR Transactions.

As of June 30, 2022, the weighted average coverage percentage of our QSR transactions was 30% based on RIF.

Excess of loss reinsurance
We have entered into an excess of loss reinsurance transaction, in the traditional reinsurance market with a panel of third-party reinsurers (the “XOL Transaction”) to provide up to $175 million of reinsurance coverage on eligible NIW in 2022. The XOL Transaction has contractual termination date after approximately ten years, with an optional termination date after seven years and quarterly thereafter. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans. The reinsurance premiums ceded to the XOL Transaction are based off the remaining reinsurance coverage levels.

We also have aggregate excess of loss reinsurance (“Home Re Transactions”) with unaffiliated special purpose entities. As of June 30, 2022 our Home Re Transactions provided $1.8 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through December 31, 2021; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our Home Re Transactions as of June 30, 2022, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
Home Re 2018-1	2.25%	6.50%	10.23%	21.67%	$—
Home Re 2019-1	2.50%	6.75%	13.31%	28.38%	—
Home Re 2020-1	3.00%	7.50%	5.51%	8.76%	31,016
Home Re 2021-1	2.25%	6.50%	2.92%	7.58%	260,682
Home Re 2021-2	2.10%	6.50%	2.42%	7.32%	332,664
Home Re 2022-1	2.75%	6.75%	2.84%	6.96%	468,526
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the ILN taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the ILN layer

We ceded premiums on our Home Re Transactions of $18.2 million and $30.0 million, respectively, for the three and six months ended June 30, 2022, and $10.0 million and $20.3 million, respectively, for the three and six months ended June 30, 2021.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our excess of loss reinsurance.

Investment income
Comparative quarterly and year to date results
Net investment income in the three and six months ended June 30, 2022 was $40.3 million and $78.6 million, respectively, compared with $41.1 million and $79.0 million, respectively for the comparative periods in the prior year. Net investment income was impacted by a decrease in the investment portfolio, partially offset by slightly higher yields.

MGIC Investment Corporation - Q2 2022 | 46

Losses and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Losses incurred, net	$(99.1)	$29.2	(439)	$(118.4)	$68.8	(272)
Amortization of deferred policy acquisition costs	3.0	3.0	—	5.7	5.7	—
Other underwriting and operating expenses, net	53.4	53.8	(1)	108.2	101.8	6
Loss on debt extinguishment	6.4	—	N/M	28.5	—	N/M
Interest expense	13.5	18.0	(25)	28.4	36.0	(21)
Total losses and expenses	$(22.8)	$104.0	(122)	$52.4	$212.3	(75)

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

As discussed in our Risk Factors titled “The Covid-19 pandemic may materially impact our future financial results, business, liquidity and/or financial condition" and “The future impact of Covid-19 related forbearance and foreclosure mitigation activities is unknown,” the impact of the COVID-19 pandemic on our future incurred losses is uncertain and may be material. As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of June 30, 2022 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Comparative quarterly results
Losses incurred, net for the second quarter of 2022 were ($99.1) million, a decrease of $128.3 million compared to the second quarter of 2021 losses incurred, net of $29.2 million primarily due to favorable loss reserve development on previously received delinquencies. While new delinquency notices added approximately $31.9 million to losses incurred in the second quarter of 2022, our re-estimation of loss reserves on previously received delinquencies resulted in favorable development of approximately $130.9 million primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development resulted from greater than expected cures on delinquency notices received during the COVID-19 pandemic as well as delinquency notices received prior to the COVID-19 pandemic. In the second quarter of 2021, losses incurred were primarily related to reserves established on new notices with insignificant loss reserve development.

MGIC Investment Corporation - Q2 2022 | 47

Comparative year to date results
Losses incurred, net for the six months ended June 30, 2022 were ($118.4) million, a decrease of $187.2 million compared with losses incurred of $68.8 million for the comparable prior year period primarily due to favorable loss reserve development. While new delinquency notices added approximately $68.2 million to losses incurred for the six months ended June 30, 2022, our re-estimation of loss reserves on previously received delinquencies resulted in favorable development of approximately $186.6 million. The favorable development resulted from greater than expected cures on delinquency notices received during the COVID-19 pandemic as well as delinquency notices received prior to the COVID-19 pandemic. For the six months ended June 30, 2021, losses incurred were primarily related to reserves established on new notices with insignificant loss reserve development.

Composition of losses incurred
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Current year / New notices	$31.9	$25.7	$68.2	$67.1
Prior year reserve development	(130.9)	3.5	(186.6)	1.7
Losses incurred, net	$(99.0)	$29.2	$(118.4)	$68.8

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio was (38.7%) and (23.2%), respectively for the three and six months ended June 30, 2022 compared with 11.6% and 13.6%, respectively for the comparative periods in the prior year. The decrease in the loss ratio for the three and six months ended June 30, 2022 compared to the respective prior year periods was primarily due to a decrease in losses incurred discussed above.

MGIC Investment Corporation - Q2 2022 | 48

New notice claim rate
The number of new delinquency notices received for the three months ended June 30, 2022 increased 4% from the same period last year. The estimated claim rate on delinquency notices received in the second quarter of 2022 was consistent with the new notice claim rate in 2021.

The table below presents our new delinquency notices received, delinquency inventory, percentage of loans in forbearance, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three months ended and as of:
June 30, 2022
Policy Year	New Notices for the Three Months Ended	New Notices for the Six Months Ended	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	832	1,834	2,526	15.8%	20
2005-2008	2,728	5,855	9,158	15.2%	20
2009-2015	690	1,550	2,391	17.3%	13
2016	475	1,030	1,450	20.2%	12
2017	637	1,356	1,966	22.4%	12
2018	738	1,553	2,314	23.7%	11
2019	682	1,544	2,146	28.1%	11
2020	1,113	2,428	2,643	51.9%	8
2021	1,364	2,812	2,156	53.1%	5
2022	137	137	105	21.0%	2
Total	9,396	20,099	26,855	24.7%	14
Claim rate on new notices (1)	8%

June 30, 2021
Policy Year	New Notices for the Three Months Ended	New Notices for the Six Months Ended	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	825	1,958	3,125	22.3%	20
2005-2008	2,725	6,654	13,319	33.3%	18
2009-2015	850	2,192	4,777	58.9%	11
2016	567	1,367	3,079	68.0%	11
2017	722	1,876	4,456	69.1%	11
2018	840	2,181	5,204	71.4%	10
2019	915	2,420	5,305	77.1%	10
2020	1,273	3,066	3,531	80.2%	7
2021	319	333	203	42.9%	3
Total	9,036	22,047	42,999	55.4%	13
Claim rate on new notices (1)	8%

(1) Claim rate is the respective quarter or year to date weighted average rate and is rounded to the nearest whole percent.

MGIC Investment Corporation - Q2 2022 | 49

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

As discussed in Note 11 - “Loss Reserves,” our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. In light of the forbearance and foreclosure moratorium programs associated with the COVID-19 pandemic, the average number of missed payments at the time a claim is received and expected to be received will increase throughout 2022. Although foreclosure moratoriums are expiring, under a CFPB rule that was generally effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary safeguard was met before referring 120-day delinquent loans for foreclosure. Given the expiration of the CFPB rule, it is likely that foreclosures and claims will increase, although the timing and magnitude of such increase is uncertain

The majority of loans insured prior to 2009 (which represent 43% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2022	44,106	27,374	62.1%	41
Q1 2022	38,009	27,662	72.8%	45
Q4 2021	43,485	32,722	75.2%	42
Q3 2021	42,468	36,138	85.1%	34
Q2 2021	40,300	34,068	84.5%	36
Q1 2021	46,807	36,725	78.5%	34
Q4 2020	48,321	40,412	83.6%	32
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

Claims that were resolved after the first quarter of 2020 experienced an increase in loss mitigation activities, primarily third party acquisitions (sometimes referred to as “short sales”), resulting in a decrease in the average claim paid and the average claim paid as a percentage of exposure. At the end of 2021, the average number of missed payments at the time claims were received increased as foreclosure moratoriums expired resulting in an increase in our claims received. However, at June 30, 2022, claims received are still below levels experienced prior to the second quarter of 2020. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and claims paid at exposure levels above those experienced subsequent to the second quarter of 2020. The magnitude and timing of the increases are uncertain.

The length of time a loan is in the delinquency inventory (see Note 11 - “Loss Reserves,” table 11.4) can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the following table.

MGIC Investment Corporation - Q2 2022 | 50

Delinquency inventory - number of payments delinquent
	June 30, 2022	December 31, 2021	June 30, 2021
3 payments or less	9,198	9,529	8,619
4-11 payments	8,138	9,208	14,894
12 payments or more (1)	9,519	14,553	19,486
Total	26,855	33,290	42,999

3 payments or less	35%	28%	20%
4-11 payments	30%	28%	35%
12 payments or more	35%	44%	45%
Total	100%	100%	100%
(1)Approximately 21%, 13%, and 10% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2022, December 31, 2021, and June 30, 2021, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended June 30, 2022 was flat compared with the same period in the prior year and decreased slightly for the six months ended June 30, 2022 compared with the six months ended June 30, 2021. Foreclosures on mortgages purchased or securitized by the GSEs were suspended through July 31, 2021. Under a CFPB rule that was effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary procedural safeguard had been met before referring 120-day delinquent loans for foreclosure. As the various foreclosure moratoriums came to an end in 2021, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2022 and 2021.

Net losses and LAE paid
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Total primary (excluding settlements)	$9	$11	$18	$23
Claims paying practices and NPL settlements	4	—	4	—
Pool	—	—	—	—
Direct losses paid	13	11	22	23
Reinsurance	(1)	—	(1)	(1)
Net losses paid	12	11	21	22
LAE	2	3	4	7
Net losses and LAE paid	$14	$14	$25	$29

Average Claim Paid	$27,374	$34,058	$27,519	$35,328

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at June 30, 2022, December 31, 2021 and June 30, 2021 for the top 5 jurisdictions (based on the June 30, 2022 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	June 30, 2022	December 31, 2021	June 30, 2021
Florida	$56,308	$56,227	$57,564
Texas	50,900	51,037	52,897
Illinois	41,193	40,798	41,423
New York	74,784	74,836	76,198
Pennsylvania	39,408	39,523	41,698
All other jurisdictions	50,603	51,652	53,871
All jurisdictions	$51,197	$51,887	$53,787

The primary average RIF on all loans was $62,735, $59,518, and $56,680 at June 30, 2022, December 31, 2021, and June 30, 2021, respectively.

Loss reserves
Our primary delinquency inventory was 26,855 loans at June 30, 2022, representing a decrease of 19.3% from December 31, 2021 and 37.5% from June 30, 2021. Generally, a defaulted loan with more missed payments is more likely to result in a claim. We experienced a decrease in the number of delinquencies in inventory with twelve or more missed payments at June 30, 2022 and December 31, 2021 when compared to June 30, 2021. The decrease is primarily due to the increase in cure activity on delinquencies received during the COVID-19 pandemic as well as delinquency notices received prior to the COVID-19 pandemic. (See Note 11- “Loss Reserves,” table 11.4)

MGIC Investment Corporation - Q2 2022 | 51

The gross reserves at June 30, 2022, December 31, 2021, and June 30, 2021 appear in the table below.

Gross reserves
	June 30, 2022		December 31, 2021		June 30, 2021
Primary:
Direct case loss reserves (in millions)	$656		$795		$843
Direct IBNR and LAE reserves	66		82		85
Total primary direct loss reserves	$722		$877		$928

Ending delinquent inventory		26,855		33,290		42,999
Percentage of loans delinquent (delinquency rate)		2.28%		2.84%		3.71%
Average total primary loss reserves per delinquency		$26,890		$26,156		$21,147
Primary claims received inventory included in ending delinquent inventory		254		211		159

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$3		$4		$5
Without aggregate loss limits	2		2		2
Total pool direct loss reserves	$5		$6		$7

Ending default inventory:
With aggregate loss limits		272		313		348
Without aggregate loss limits		148		185		194
Total pool ending delinquent inventory		420		498		542
Pool claims received inventory included in ending delinquent inventory		2		1		7
Other gross reserves (2) (in millions)	$—		$1		$1
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.
(2)Other Gross Reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

MGIC Investment Corporation - Q2 2022 | 52

The primary delinquency inventory for the top 15 jurisdictions (based on June 30, 2022 delinquency inventory) at June 30, 2022, December 31, 2021 and June 30, 2021 appears in the following table.

Primary delinquency inventory by jurisdiction
	June 30, 2022	December 31, 2021	June 30, 2021
Florida *	2,155	2,948	4,086
Texas	2,004	2,572	3,467
Illinois *	1,756	2,082	2,779
New York *	1,499	1,674	1,987
Pennsylvania *	1,488	1,672	2,062
California	1,370	1,852	2,680
Ohio *	1,201	1,458	1,809
Georgia	983	1,272	1,736
Michigan	932	1,144	1,318
New Jersey *	916	1,169	1,478
North Carolina	788	987	1,285
Maryland	782	929	1,242
Indiana	612	736	877
Virginia	602	766	1,028
Minnesota	600	725	928
All other jurisdictions	9,167	11,304	14,237
Total	26,855	33,290	42,999
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at June 30, 2022, December 31, 2021 and June 30, 2021 appears in the following table.

Primary delinquency inventory by policy year
	June 30, 2022	December 31, 2021	June 30, 2021
Policy year:
2004 and prior	2,526	2,829	3,125
2004 and prior %	9%	8%	7%
2005	1,512	1,703	1,943
2006	2,504	2,928	3,407
2007	4,140	4,973	6,216
2008	1,002	1,278	1,753
2005 - 2008%	34%	33%	31%
2009	65	84	110
2010	47	56	74
2011	58	79	113
2012	89	143	230
2013	323	441	651
2014	751	1,055	1,416
2015	1,058	1,542	2,183
2009 - 2015%	9%	10%	11%
2016	1,450	2,004	3,079
2017	1,966	2,949	4,456
2018	2,314	3,412	5,204
2019	2,146	3,340	5,305
2020	2,643	3,308	3,531
2021	2,156	1,166	203
2022	105	—	—
2016 and later %	48%	49%	51%

Total	26,855	33,290	42,999

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions, including the impacts of the COVID-19 pandemic, can result in increasing claims following a period of declining claims. As of June 30, 2022, 76% of our primary RIF was written subsequent to December 31, 2019, 83% of our primary RIF was written subsequent to December 31, 2018, and 86% of our primary RIF was written subsequent to December 31, 2017.

MGIC Investment Corporation - Q2 2022 | 53

COVID-19 Delinquency Activity
At March 31, 2020, before the COVID-19 pandemic impacted our delinquency inventory, our delinquency inventory was 27,384. As a result of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of the COVID-19 in the second and third quarters of 2020, we experienced an increase in our delinquency inventory

Forbearance programs enacted by the GSEs provide for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. As of June 30, 2022, December 31, 2021, and June 30, 2021, 25%, 33%, and 55%, respectively, of our delinquency inventory was reported as subject to a forbearance plan. We believe substantially all represent forbearances related to COVID-19. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan delinquency will cure, including through modification, when forbearance ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with delinquencies that do not cure will depend on economic conditions at that time, including home prices.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and six months ended June 30, 2022 were $53.4 million and $108.2 million, respectively, compared with $53.8 million and $101.8 million, respectively, in the prior year periods. Underwriting and other expenses, net increased during the six months ended June 30, 2022 compared with the same period in the prior year primarily due to increases in expenses related to our investments in technology and data and analytics infrastructure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Underwriting expense ratio	22.4%	22.3%	22.7%	21.1%

The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio in the six months ended June 30, 2022 increased due to an increase in underwriting expenses, partially offset by an increase in net premiums written.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except rate)	2022	2021	2022	2021
Income before tax	$315.9	$193.9	$535.3	$383.5
Provision for income taxes	$66.6	$40.8	$111.0	$80.4
Effective tax rate	21.1%	21.1%	20.7%	21.0%

Our effective tax rate for the three and six months ended June 30, 2022 and 2021 approximated the statutory tax rate of 21%.

MGIC Investment Corporation - Q2 2022 | 54

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2021.

Consolidated balance sheets - Assets

(in thousands)	June 30, 2022	December 31, 2021	% Change
Investments	$5,728,151	$6,606,749	(13)
Cash and cash equivalents	419,261	304,958	37
Premiums receivable	57,547	56,540	2
Reinsurance recoverable on loss reserves	53,958	66,905	(19)
Deferred incomes taxes, net	75,617	—	N/M
Other assets	265,073	289,856	(9)
Total Assets	$6,599,607	$7,325,008	(10)

Investments - Our investments decreased to $5.7 billion as of June 30, 2022 from $6.6 billion as of December 31, 2021. The decrease is primarily due to a decrease in the fair value of our investment portfolio due to the increase in the prevailing interest rates and the use of our investment portfolio to reduce debt outstanding.

The average duration and investment yield of our investment portfolio as of June 30, 2022, December 31, 2021, and June 30, 2021 are shown in the table below.

Portfolio duration and embedded investment yield
	June 30, 2022	December 31, 2021
Duration (in years)	4.6	4.5
Pre-tax yield (1)	2.7%	2.5%
After-tax yield (1)	2.2%	2.1%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of June 30, 2022, December 31, 2021, and June 30, 2021 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
June 30, 2022	17%	27%	35%	21%
December 31, 2021	18%	26%	36%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is utilized; otherwise the lowest rating is utilized.

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance increased to $419 million as of June 30, 2022, from $305 million as of December 31, 2021, as net cash generated from operating activities was only partially offset by cash used in investing and financing activities.

Income Taxes - Our current income tax liability was $26.1 million and $3.3 million at June 30, 2022 and December 31, 2021, respectively, and is included as a component of other liabilities in our consolidated balance sheets. Our deferred tax asset was $75.6 million at June 30, 2022. Our deferred income tax liability was $39.4 million at December 31, 2021 and is included as a component of other liabilities in our consolidated balance sheets. The change in our deferred income tax asset and liability was primarily due to the tax effect of unrealized losses generated by the investment portfolio during the first six months of 2022. We owned $510.3 million and $426.3 million of tax and loss bonds at June 30, 2022 and December 31, 2021, respectively.

Consolidated balance sheets - Liabilities and equity

(in thousands)	June 30, 2022	December 31, 2021	% Change
Loss reserves	$727,178	$883,522	(18)
Unearned premiums	217,739	241,690	(10)
Long-term debt	917,911	1,146,712	(20)
Other liabilities	163,760	191,702	(15)
Total Liabilities	$2,026,588	$2,463,626	(18)
Common stock	371,353	371,353	—
Paid-in capital	1,791,380	1,794,906	—
Treasury stock	(887,959)	(675,265)	31
Accumulated other comprehensive income (loss), net of tax	(325,738)	119,697	(372)
Retained earnings	3,623,983	3,250,691	11
Shareholders’ equity	$4,573,019	$4,861,382	(6)

Loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased by 18% to $727 million as of June 30, 2022, from $884 million as of December 31, 2021. Reinsurance recoverables on loss reserves were $54 million and $67 million as of June 30, 2022 and December 31, 2021, respectively. The decrease in loss reserves is primarily due to favorable development of $186.7 million on previously received delinquency notices, partially offset by loss reserves established on new delinquency notices.

Long-term debt - Our long-term debt decreased to $917.9 million as of June 30, 2022 from $1,146.7 million as of December 31, 2021. In the first six months of 2022 we repurchased $74.9 million in aggregate principal amount of our 9% Debentures and repaid the outstanding balance of the FHLB Advance of $155.0 million. In July 2022, we redeemed the $242.3 million of aggregate principal outstanding on our 5.75% Senior Notes due in 2023.

Shareholder’s Equity - The decrease in shareholders’ equity represents a decrease in the fair value of our investments portfolio, repurchases of our common stock and dividends paid, partially offset by net income in the first six months of 2022.

MGIC Investment Corporation - Q2 2022 | 55

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

Summary of consolidated cash flows
	Six Months Ended June 30,
(In thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$361,679	$349,422
Investing activities	289,586	(407,342)
Financing activities	(536,962)	(47,807)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$114,303	$(105,727)
Net cash provided by operating activities for the six months ended June 30, 2022 increased compared to the same period of 2021 primarily due to decreases in losses paid and the reinsurance recoverable on paid losses. This was partially offset by increases in underwriting and operating expenses and a decrease in premiums received.

We also have purchase obligations totaling approximately $29 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $25 million for our purchase obligations.

Net cash provided by investing activities for the six months ended June 30, 2022 primarily reflects sales and maturities of fixed income and equity securities during the period that exceeded purchases as proceeds were used in financing activities. Net cash used in investing activities for the six months ended June 30, 2021 primarily reflects purchases of fixed income and equity securities during the period that exceeded sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment.

Net cash used in financing activities for the six months ended June 30, 2022 primarily reflects repurchase of our common stock, repayment of our FHLB Advance, the repurchase of a portion of our 9% Debentures and dividends to shareholders. Net cash used in financing activities for the six months ended June 30, 2021 primarily reflects dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement.
Capitalization
Debt - holding company
As of June 30, 2022, our holding company’s debt obligations were $0.9 billion in aggregate principal amount consisting of our 5.75% Notes, 5.25% Notes, and 9% Debentures. In the first half of 2022 we repurchased $74.9 million in aggregate principal amount of our 9% Debentures at a purchase price of $102.0 million plus accrued interest. The repurchase of 9% Debentures resulted in a $27.2 million loss on debt extinguishment on our consolidated statement of operations and a reduction in our potentially dilutive shares by approximately 5.7 million shares. In July, we redeemed the $242.3 million of aggregate principal outstanding on our 5.75% Notes due in 2023 at a price of $248.4 million plus accrued interest. The redemption of the 5.75% Notes resulted in a $6.8 million loss on debt extinguishment, which will be recorded in the third quarter of 2022.

Liquidity analysis - holding company
As of June 30, 2022, we had approximately $690 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, repurchase debt, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from our insurance subsidiaries are the principal sources of holding company cash inflow. MGIC is the principal source of dividends, and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the first six months of 2022 we paid $51 million in dividends to shareholders. On July 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.10 per common share to shareholders of record on August 11, 2022, payable on August 25, 2022.

In the first six months of 2022, our holding company cash and investments increased by $27 million to $690 million as of June 30, 2022.

MGIC Investment Corporation - Q2 2022 | 56

Significant cash and investments inflows at our holding company during the first six months:
•$400.0 million dividends received,
•$32.7 million intercompany tax receipts, and
•$3.9 million of investment income.

Significant cash outflows at our holding company during the first six months:
•$221.9 million of share repurchase transactions,
•$102.0 million of 9% Debenture repurchases,
•$50.8 million of cash dividends paid to shareholders, and
•$28.5 million of interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures.

In the first six months of 2022, we repurchased 15.7 million shares of our common stock using $221.9 million of holding company cash. As of June 30, 2022 we had remaining authorization to repurchase $278.1 million of our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. In July 2022, we repurchased an additional 2.1 million shares totaling $27.9 million under the remaining authorization.

MGIC paid cash dividends to our holding company of $400 million in the six months ended June 30, 2022. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

The net unrealized losses on our holding company investment portfolio were approximately $13.5 million at June 30, 2022 and the portfolio had a modified duration of approximately 1.7 years.

In July 2022 we redeemed the $242.3 million of aggregate principal outstanding on our 5.75% Senior Notes due in 2023. Scheduled debt maturities beyond the next twelve months include $650 of our 5.25% Notes in 2028, and $35.3 million of our 9% Debentures in 2063. Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option under the terms of their issuance, in which case our corresponding obligation will be eliminated.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.25% Notes, and 9% Debentures is approximating $37 million, after giving effect to the redemption of our 5.75% Senior Notes discussed above. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

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

Capital Adequacy
PMIERs
As of June 30, 2022, MGIC’s Available Assets under the PMIERs totaled approximately $5.8 billion, an excess of approximately $2.6 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.4 billion of capital credit under the PMIERs as of June 30, 2022. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

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

MGIC Investment Corporation - Q2 2022 | 57

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	June 30, 2022	December 31, 2021
RIF - net (1)	$52,435	$50,298
Statutory policyholders’ surplus	1,069	1,217
Statutory contingency reserve	4,326	4,056
Statutory policyholders’ position	$5,395	$5,273
Risk-to-capital	9.7:1	9.5:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at June 30, 2022 and $1.8 billion December 31, 2021) for which loss reserves have been established.

The increase in our combined insurance companies’ risk to capital in the first six months of 2022 was due to an increase in RIF, net, partially offset by an increase in statutory policyholders’ position.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our Risk Factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	A3	Stable
Standard and Poor’s Rating Services	BBB+	Stable
A.M. Best	A-	Stable

MAC financial strength ratings
Rating Agency	Rating	Outlook
A.M. Best	A-	Stable

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MGIC Investment Corporation - Q2 2022 | 58

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2022, the modified duration of our fixed income investment portfolio was 4.6 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.6% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2022 | 59

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review Note 5 - “Litigation and Contingencies” to our consolidated financial statements and our Risk Factor titled “We are subject to the risk of legal proceedings in the future” below.

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our Risk Factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our NIW is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business. In June 2022 the GSEs each published their Equitable Housing Finance Plans. The Plans seek to advance equity in housing finance over a three year period and include potential changes to the GSEs’ business practices and policies. Specifically relating to mortgage insurance, (1) Fannie Mae’s Plan contemplates the creation of special purchase credit program(s) (SPCPs) targeted to historically underserved borrowers with a goal of lowering costs for such borrowers through lower than standard mortgage insurance requirements; and (2) Freddie Mac’s Plan contemplates the creation of SPCPs targeted to historically underserved borrowers with a goal of (a) working with mortgage insurers to reduce costs for high LTV borrowers and (b) updating mortgage insurance cancellation requirements. To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, including more broadly than through SPCPs, such changes may negatively impact the mortgage insurance industry.

Other GSEs’ business practices that affect the mortgage insurance industry include:
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
•The amount of loan level price adjustments and guaranty fees (which result in higher costs to borrowers) that the GSEs assess on loans that require private mortgage insurance. The requirements of the new GSE capital framework may lead the GSEs to increase their guaranty fees. In addition, the FHFA has indicated that it is reviewing the GSEs' pricing in connection with preparing them to exit conservatorship and to ensure that pricing subsidies benefit only affordable housing activities.
•Whether the GSEs select or influence the mortgage lender’s selection of the mortgage insurer providing coverage.
•The underwriting standards that determine which loans are eligible for purchase by the GSEs, which can affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans.
•The terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law and the business practices associated with such cancellations. For more information, see the above discussion of the GSEs' Equitable Housing Plans and our risk factor titled “Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.”
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

MGIC Investment Corporation - Q2 2022 | 60

residential housing finance system through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change, including through administrative action, in ways that have a material adverse effect on us and that the charters of the GSEs are changed by new federal legislation.
It is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes are uncertain. Many of the proposed changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.
Risk Factors Relating to Our Business Generally
We are subject to the risk of legal proceedings.
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to herein as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent years, an immaterial percentage of claims received have been resolved by rescissions. In the first half of 2022 and in 2021, curtailments reduced our average claim paid by approximately 5.3% and 4.4%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once foreclosure activity returns to a more typical level. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.
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
We are monitoring litigation that involves refunds of mortgage insurance premiums under the Homeowners Protection Act. In one case, we expect to be named as a third-party defendant. We are unable to assess the potential impact of any such litigation at this time. In addition, from time to time, we are involved in other disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.
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
The percentage of our NIW from all single-premium policies was 5.1% in the first half of 2022 and 7.4% in full year 2021, and has ranged from 5.1% in 2022 to 19.0% in 2017. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
As discussed in our risk factor titled "Reinsurance may not always be available or its cost may increase," we have in place various QSR transactions. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses incurred. We also have in place various XOL reinsurance transactions, under which we cede premiums. Under the XOL reinsurance transactions, for the respective reinsurance coverage periods, we retain the first layer of aggregate losses, and the reinsurers provide second layer coverage up to the outstanding reinsurance coverage amount.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield because an increasing percentage of our insurance in force is from recent book years whose premium rates had been trending lower.
Our ability to rescind insurance coverage became more limited for new insurance written beginning in mid-2012, and it became further limited for new insurance written under our revised master policy that became effective March 1, 2020. These limitations may result in higher losses paid than would be the case under our previous master policies. In addition, our

MGIC Investment Corporation - Q2 2022 | 61

rescission rights temporarily have become more limited due to accommodations we made in connection with the COVID-19 pandemic. We waived our rescission rights in certain circumstances where the failure to make payments was associated with a COVID-19 pandemic-related forbearance.
From time to time, in response to market conditions, we change the types of loans that we insure. We also may change our underwriting guidelines, including by agreeing with certain approval recommendations from a GSE automated underwriting system. In the second quarter of 2022, Fannie Mae indicated that as a part of normal operations and prudent risk management, it would update its automated underwriting system's risk and eligibility assessment in response to changing market conditions. That update may yield a reduction in loan case files receiving an "Approve/Eligible" recommendation from such system. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting/index.html.

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of June 30, 2022, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (15.1%), mortgages with borrowers having FICO scores below 680 (7.3%), including those with borrowers having FICO scores of 620-679 (6.4%), mortgages with limited underwriting, including limited borrower documentation (0.9%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (14.5%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 4.4% of our primary risk in force as of June 30, 2022, and 3.3% of our NIW in the first half of 2022 and less than one percent of our NIW in the first half of 2021. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase. Our NIW on mortgages with LTV ratios greater than 95% increased from 10% in the first half of 2021 to 13% in the first half of 2022 and our NIW on mortgages with DTI ratios greater than 45% increased from 13% in the first half of 2021 to 19% in the first half of 2022.

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
Approximately 73% of our first half 2022 and 72% of our 2021 NIW was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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

MGIC Investment Corporation - Q2 2022 | 62

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2022.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
April 1, 2022	April 30, 2022	2,980,136	$13.32	2,980,136	$332,690,441
May 1, 2022	May 31, 2022	1,889,445	$13.40	1,889,445	$307,368,066
June 1, 2022	June 30, 2022	2,275,902	$12.85	2,275,902	$278,126,006
		7,145,483	$13.19	7,145,483

(1)In October 2021, our Board of Directors authorized a share repurchase program under which as of June 30, 2022, we may repurchase up to an additional $278 million of our common stock through the end of 2023. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation - Q2 2022 | 63

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2022 and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2022 | 64

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 3, 2022.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2022 | 65