Form 10-Q
period 2022-09-30
MGIC INVESTMENT CORP
filed 2022-11-02
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2022, there were 297,025,490 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q3 2022 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2022

MGIC Investment Corporation - Q3 2022 | 3

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
Borrower-paid mortgage insurance

/ C
CECL
Current expected credit losses covered under ASC 326

CFPB
Consumer Financial Protection Bureau

CLO
Collateralized loan obligations

CMBS
Commercial mortgage-backed securities

COVID-19 Pandemic
An outbreak of the novel coronavirus disease, later named COVID-19. The outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency in the United States in March 2020

CRT
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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program
MGIC Investment Corporation - Q3 2022 | 4

Home Re Entities
Unaffiliated special purpose insurers domiciled in Bermuda that participate in our aggregate XOL Transactions through the ILN market.

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

5.25% Notes
5.25% Senior Notes due on August 15, 2028, with interest payable semi-annually on February 15 and August 15 of each year

9% Debentures
9% Convertible Junior Subordinated Debentures due on April 1, 2063, with interest payable semi-annually on April 1 and October 1 of each year

FHLB Advance or the Advance
1.91% Fixed rate advance from the FHLB

Loss ratio
The ratio, expressed as a percentage, of the sum of net incurred losses and loss adjustment expenses to net premiums earned

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

MGIC Investment Corporation - Q3 2022 | 5

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

MGIC Investment Corporation - Q3 2022 | 6

RMBS
Residential mortgage-backed securities

/ S
State Capital Requirements
Under certain state regulations, the minimum amount of statutory capital relative to risk in force (or similar measure)

/ T
TILA
Truth in Lending Act

Traditional XOL Transaction
Excess-of-loss reinsurance transaction with a group of unaffiliated reinsurers that provides coverage on eligible NIW in 2022.

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written

Underwriting profit
Net premiums earned minus net incurred losses and underwriting and operating expenses

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transaction
MGIC Investment Corporation - Q3 2022 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	September 30, 2022	December 31, 2021
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2022 - $5,970,459; 2021 - $6,397,658)		$5,400,982	$6,587,581
Equity securities, at fair value (cost 2022 - $16,006; 2021 - $15,838)		13,885	16,068
Other invested assets, at cost		850	3,100
Total investment portfolio		5,415,717	6,606,749
Cash and cash equivalents		241,982	284,690
Restricted cash and cash equivalents		7,776	20,268
Accrued investment income		52,867	51,902
Reinsurance recoverable on loss reserves	4	46,384	66,905
Reinsurance recoverable on paid losses	4	214	36,275
Premiums receivable		57,654	56,540
Home office and equipment, net		44,206	45,614
Deferred insurance policy acquisition costs		19,975	21,671
Deferred income taxes, net		122,228	—
Other assets		145,113	134,394
Total assets		$6,154,116	$7,325,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$603,370	$883,522
Unearned premiums		207,935	241,690
Federal Home Loan Bank advance	3	—	155,000
Senior notes	3	641,357	881,508
Convertible junior subordinated debentures	3	21,296	110,204
Other liabilities		140,097	191,702
Total liabilities		1,614,055	2,463,626
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2022 - 371,353; 2021 - 371,353; shares outstanding 2022 - 299,478; 2021 - 320,336)		371,353	371,353
Paid-in capital		1,792,043	1,794,906
Treasury stock at cost (shares 2022 - 71,875; 2021 - 51,017)		(970,870)	(675,265)
Accumulated other comprehensive income (loss), net of tax		(495,525)	119,697
Retained earnings		3,843,060	3,250,691
Total shareholders’ equity		4,540,061	4,861,382
Total liabilities and shareholders’ equity		$6,154,116	$7,325,008
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q3 2022 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share data)	Note	2022	2021		2022	2021
Revenues:
Premiums written:
Direct		$279,317	$280,172		$830,646	$846,700
Assumed		2,205	2,477		6,291	6,810
Ceded	4	(39,215)	(35,039)		(107,644)	(122,664)
Net premiums written		242,307	247,610		729,293	730,846
Decrease in unearned premiums, net		9,804	7,234		33,755	30,582
Net premiums earned		252,111	254,844		763,048	761,428
Investment income, net of expenses		42,549	38,282		121,116	117,304
Net gains (losses) on investments and other financial instruments	7/8	(3,258)	612	(1)	(8,776)	5,773	(1)
Other revenue		1,397	2,008	(1)	5,143	7,050	(1)
Total revenues		292,799	295,746		880,531	891,555

Losses and expenses:
Losses incurred, net	11	(105,054)	20,766		(223,426)	89,566
Amortization of deferred policy acquisition costs		3,179	3,295		8,901	9,016
Other underwriting and operating expenses, net		58,475	53,942		166,656	155,763
Loss on debt extinguishment		11,632	—		40,130	—
Interest expense		10,300	18,011		38,673	53,993
Total losses and expenses		(21,468)	96,014		30,934	308,338
Income before tax		314,267	199,732		849,597	583,217
Provision for income tax		64,642	41,755		175,691	122,168
Net income		$249,625	$157,977		$673,906	$461,049

Earnings per share:
Basic	6	$0.82	$0.47		$2.18	$1.36
Diluted	6	$0.81	$0.46		$2.15	$1.33

Weighted average common shares outstanding - basic	6	302,622	335,938		309,097	338,045
Weighted average common shares outstanding - diluted	6	307,194	353,557		315,029	355,481
(1) Certain amounts have been reclassified to conform with the current year presentation

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2022 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2022	2021	2022	2021
Net income		$249,625	$157,977	$673,906	$461,049
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	(153,615)	(27,600)	(599,933)	(76,675)
Benefit plan adjustments		(16,172)	5,963	(15,289)	7,499
Other comprehensive income (loss), net of tax		(169,787)	(21,637)	(615,222)	(69,176)
Comprehensive income (loss)		$79,838	$136,340	$58,684	$391,873

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2022 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2022	2021	2022	2021
Common stock

Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period, as previously reported		1,791,380	1,786,260	1,794,906	1,862,042
Cumulative effect of debt with conversion options accounting standards update		—	—	—	(68,289)
Balance, beginning of the period, as adjusted		1,791,380	1,786,260	1,794,906	1,793,753
Reissuance of treasury stock, net under share-based compensation plans		(2,670)	(211)	(20,537)	(15,956)
Equity compensation		3,333	3,825	17,674	12,077
Balance, end of period		1,792,043	1,789,874	1,792,043	1,789,874

Treasury stock
Balance, beginning of period		(887,959)	(384,550)	(675,265)	(393,326)
Reissuance of treasury stock, net under share-based compensation plans		1,400	103	10,579	8,879
Repurchase of common stock	12	(84,311)	(150,000)	(306,184)	(150,000)
Balance, end of period		(970,870)	(534,447)	(970,870)	(534,447)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(325,738)	169,282	119,697	216,821
Other comprehensive income (loss), net of tax	9	(169,787)	(21,637)	(615,222)	(69,176)
Balance, end of period		(495,525)	147,645	(495,525)	147,645

Retained earnings
Balance, beginning of period, as previously reported		3,623,983	2,972,362	3,250,691	2,642,096
Cumulative effect of debt with conversion options accounting standards update		—	—	—	68,289
Balance, beginning of the period, as adjusted		3,623,983	2,972,362	3,250,691	2,710,385
Net income		249,625	157,977	673,906	461,049
Cash dividends	12	(30,548)	(27,344)	(81,537)	(68,439)
Balance, end of period		3,843,060	3,102,995	3,843,060	3,102,995

Total shareholders’ equity		$4,540,061	$4,877,420	$4,540,061	$4,877,420

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2022 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$673,906	$461,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,826	49,820
Deferred tax expense	1,900	4,591
Equity compensation	17,674	12,077	(1)
Loss on debt extinguishment	40,130	—
Net (gains) losses on investments and other financial instruments	8,776	(5,773)	(1)
Change in certain assets and liabilities:
Accrued investment income	(965)	(3,598)
Reinsurance recoverable on loss reserves	20,521	(11,987)
Reinsurance recoverable on paid losses	36,061	143
Premium receivable	(1,114)	(344)
Deferred insurance policy acquisition costs	1,696	(723)
Profit commission receivable	(1,497)	(18,564)
Loss reserves	(280,152)	52,372
Unearned premiums	(33,755)	(30,582)
Return premium accrual	(9,200)	7,200
Current income taxes	3,140	5,453
Other, net	(36,154)	(8,724)	(1)
Net cash provided by (used in) operating activities	483,793	512,410

Cash flows from investing activities:
Purchases of investments	(544,224)	(1,335,569)
Proceeds from sales of investments	391,394	239,483
Proceeds from maturity of fixed income securities	536,194	700,301
Additions to property and equipment	(2,402)	(2,388)
Net cash provided by (used in) investing activities	380,962	(398,173)

Cash flows from financing activities:
Purchase of convertible junior subordinated debentures	(88,908)	—
Redemption of 5.75% senior notes	(242,296)	—
Repayment of FHLB Advance	(155,000)	—
Cash portion of loss on debt extinguishment	(39,445)	—
Repurchase of common stock	(303,060)	(150,000)
Dividends paid	(81,288)	(68,276)
Payment of withholding taxes related to share-based compensation net share settlement	(9,958)	(6,729)
Net cash provided by (used in) financing activities	(919,955)	(225,005)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(55,200)	(110,768)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	304,958	296,680
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$249,758	$185,912
(1) Amounts have been reclassified to conform to the current year presentation
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2022 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of September 30, 2022, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Subsequent events
We have considered subsequent events through the date of this filing.

Note 2. Significant Accounting Policies
Taxes
The Inflation Reduction Act of 2022 includes provisions for a 1% excise tax on net stock repurchases and a 15% corporate minimum tax. Both of these taxes are effective in 2023. We do not expect these tax provisions to have a material impact on our Consolidated Financial Statements.

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

MGIC Investment Corporation - Q3 2022 | 13

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of September 30, 2022 and December 31, 2021 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		September 30, 2022	December 31, 2021
FHLB Advance - 1.91%, due February 2023		$—	$155.0
5.75% Notes, due August 2023		—	241.3
5.25% Notes, due August 2028 (par value: $650 million)		641.4	640.2
9% Debentures, due April 2063 (1)		21.3	110.2
Long-term debt, carrying value		$662.7	$1,146.7
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

The 5.25% Senior Notes (5.25% Notes) and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation.

During the nine months ending September 30, 2022, we repurchased $88.9 million in aggregate principal amount of our 9% Debentures at a purchase price of $120.9 million plus accrued interest. The repurchase of our 9% Debentures resulted in a $32.0 million loss on debt extinguishment on our consolidated statement of operations and a reduction of approximately 6.8 million potentially dilutive shares.

The Federal Home Loan Bank Advance (the “FHLB Advance”) was an obligation of MGIC. In the first quarter of 2022, we repaid the outstanding principal balance of the FHLB Advance at a prepayment price of $156.3 million, incurring a prepayment fee of $1.3 million.

In July 2022, we redeemed the outstanding principal balance of the 5.75% Senior Notes (“5.75% Notes”) at a purchase price of $248.4 million plus accrued interest. The excess of the purchase price over the carrying value, plus the write-off of unamortized issuance costs on the par value, resulted in a $6.8 million loss on debt extinguishment. The 5.75% Notes were an obligation of our holding company.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information pertaining to our debt obligations. As of September 30, 2022 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the nine months ended September 30, 2022 and 2021 were $52.7 million and $60.0 million, respectively.

MGIC Investment Corporation - Q3 2022 | 14

Note 4. Reinsurance
The reinsurance agreements to which we are a party, are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2022	2021	2022	2021
Premiums earned:
Direct		$289,072	$287,223	$864,191	$876,541
Assumed		2,254	2,660	6,501	7,551
Ceded - quota share reinsurance (1)		(19,348)	(22,911)	(56,721)	(90,284)
Ceded - excess-of-loss reinsurance		(19,867)	(12,128)	(50,923)	(32,380)
Total ceded		(39,215)	(35,039)	(107,644)	(122,664)
Net premiums earned		$252,111	$254,844	$763,048	$761,428

Losses incurred:
Direct		$(112,435)	$17,265	$(242,861)	$103,319
Assumed		21	(97)	(340)	(43)
Ceded - quota share reinsurance		7,360	3,598	19,775	(13,710)
Losses incurred, net		$(105,054)	$20,766	$(223,426)	$89,566

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$47,255	$45,078	$135,049	$108,000
Ceding commission on quota share reinsurance		13,321	13,599	38,355	39,657

(1)Ceded premiums earned net of profit commission.

Ceded losses incurred for the three and nine months ended September 30, 2022 primarily reflects favorable loss reserve development. See Note 11 - “Loss Reserves” for discussion of our loss reserves.
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

MGIC Investment Corporation - Q3 2022 | 15

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

Quota Share Reinsurance
Table	4.3

Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2015 QSR	Prior to 2017	December 31, 2022	NA	NA
2019 QSR	2019	December 31, 2022	January 1, 2023	25% or 20%
2020 QSR	2020	December 31, 2022	January 1, 2023	10.5% or 8%
2020 QSR and 2021 QSR	2020	December 31, 2022	January 1, 2023	14.5% or 12%
2020 QSR and 2021 QSR	2021	December 31, 2023	January 1, 2023	14.5% or 12%
2021 QSR and 2022 QSR	2021	December 31, 2023	January 1, 2023	10.5% or 8%
2021 QSR and 2022 QSR	2022	December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2024	12.5% or 10%
(1) We can elect early termination of the QSR Transaction beginning on this date, and bi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.

We have elected to terminate our 2015 QSR and 2019 QSR Transactions effective December 31, 2022. See Note 9 “Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2021 for information about the termination of our 2017 and 2018 QSR Transactions, which resulted in a reinsurance recoverable on paid losses of $36 million for loss and loss adjustment expenses (“LAE”) reserves incurred at the time of termination.
Under the terms of our QSR Transactions, ceded premiums earned, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums earned due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $46.4 million as of September 30, 2022 and $66.9 million as of December 31, 2021. The reinsurance recoverable balance is secured by funds on deposit from reinsurers, the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

Excess of loss reinsurance
We have Excess-of-loss transactions (“XOL Transactions”) with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transaction”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

The Traditional XOL Transaction provides up to $175 million of reinsurance coverage on eligible NIW in 2022. The Traditional XOL Transaction has a contractual termination date after approximately ten years, with an optional termination date after seven years and quarterly thereafter. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans. The reinsurance premiums ceded to the Traditional XOL Transaction are based off the remaining reinsurance coverage levels. The reinsured coverage levels are secured by funds on deposit from reinsurers, the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses.

The Home Re Transactions are executed with unaffiliated special purpose insurers (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. Subject to certain conditions, the reinsurance coverage decreases over a period of either 10 or 12.5 years, depending on the transaction, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid.

MGIC Investment Corporation - Q3 2022 | 16

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

When a “Trigger Event” is in effect, as defined in the related insurance-linked notes transaction agreements, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of September 30, 2022 a "Trigger Event" has occurred on our Home Re 2019-1 ILN transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction. A "Trigger Event" has also occurred on the Home Re 2022-1 ILN transactions because the credit enhancement of the most senior tranche is less than the target credit enhancement.

Tables 4.4a and 4.4b provide a summary of our Home Re Transactions as of September 30, 2022 and December 31, 2021.

Excess of Loss Reinsurance - Home Re Transactions
4.4a
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

4.4b	Remaining First Layer Retention		Remaining Excess of Loss Reinsurance Coverage
($ in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Home Re 2022-1, Ltd.	$325,589	$—	$473,575	$—
Home Re 2021-2, Ltd.	190,135	190,159	367,702	398,429
Home Re 2021-1, Ltd.	211,117	211,142	306,243	387,830
Home Re 2020-1, Ltd.	275,154	275,204	133,120	234,312
Home Re 2019-1, Ltd.	183,691	183,917	208,146	208,146
Home Re 2018-1, Ltd.	165,028	165,365	162,305	218,343

MGIC Investment Corporation - Q3 2022 | 17

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded on the Home Re Transactions will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 and Home Re 2022-1 Transactions reference SOFR, while the remaining Home Re Transactions reference one-month LIBOR. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at September 30, 2022, were not material to our consolidated balance sheet and the changes in fair value during the three and nine months ended September 30, 2022 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of September 30, 2022, and December 31, 2021, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.5 presents the total assets of the Home Re Entities as of September 30, 2022 and December 31, 2021.

Home Re total assets
Table	4.5
(In thousands)
Home Re Entity		Total VIE Assets
September 30, 2022
Home Re 2022-1 Ltd.		$473,575
Home Re 2021-2 Ltd.		372,715
Home Re 2021-1 Ltd.		317,891
Home Re 2020-1 Ltd.		141,508
Home Re 2019-1 Ltd.		208,146
Home Re 2018-1 Ltd.		169,157

December 31, 2021
Home Re 2021-2 Ltd.		$398,429
Home Re 2021-1 Ltd.		398,848
Home Re 2020-1 Ltd.		251,387
Home Re 2019-1 Ltd.		208,146
Home Re 2018-1 Ltd.		218,343

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

The total calculated PMIERs credit for risk ceded under our XOL Transactions are generally based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (See Note 1 - “Nature of Business and Basis of Presentation”.)

MGIC Investment Corporation - Q3 2022 | 18

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

We have been named as a third-party defendant in a lawsuit that involves refunds of mortgage insurance premiums under the Homeowners Protection Act. We are monitoring litigation addressing similar issues in which we have not been named a defendant. We are unable to assess the potential impact of any such litigation at this time.

In addition, from time to time, we are involved in other disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q3 2022 | 19

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)		2022	2021	2022	2021
Basic earnings per share:
Net income		$249,625	$157,977	$673,906	$461,049
Weighted average common shares outstanding - basic		302,622	335,938	309,097	338,045
Basic earnings per share		$0.82	$0.47	$2.18	$1.36

Diluted earnings per share:
Net income		$249,625	$157,977	$673,906	$461,049
Interest expense, net of tax (1):
9% Debentures		620	3,712	2,851	11,135
Diluted income available to common shareholders		$250,245	$161,689	$676,757	$472,184

Weighted average common shares outstanding - basic		302,622	335,938	309,097	338,045
Effect of dilutive securities:
Unvested RSUs		1,902	1,834	1,848	1,651
9% Debentures		2,670	15,785	4,084	15,785
Weighted average common shares outstanding - diluted		307,194	353,557	315,029	355,481
Diluted earnings per share		$0.81	$0.46	$2.15	$1.33
(1) Interest expense for the three and nine months ended September 30, 2022 and 2021, respectively, has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q3 2022 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at September 30, 2022 and December 31, 2021 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of September 30, 2022
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$180,941	$25	$(10,294)	$170,672
Obligations of U.S. states and political subdivisions		2,414,505	1,700	(265,167)	2,151,038
Corporate debt securities		2,393,106	148	(227,409)	2,165,845
ABS		134,309	5	(5,819)	128,495
RMBS		230,997	15	(28,372)	202,640
CMBS		266,711	14	(21,080)	245,645
CLOs		337,827	—	(12,329)	325,498
Foreign government debt		4,486	—	(914)	3,572
Commercial paper		7,577	—	—	7,577
Total fixed income securities		$5,970,459	$1,907	$(571,384)	$5,400,982

Details of fixed income securities by category as of December 31, 2021
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,990	$285	$(868)	$133,407
Obligations of U.S. states and political subdivisions		2,408,688	133,361	(7,396)	2,534,653
Corporate debt securities		2,704,586	75,172	(13,776)	2,765,982
ABS		150,888	830	(1,008)	150,710
RMBS		309,991	2,397	(3,278)	309,110
CMBS		315,330	5,736	(1,936)	319,130
CLOs		360,436	609	(106)	360,939
Foreign government debt		13,749	—	(99)	13,650
Total fixed income securities		$6,397,658	$218,390	$(28,467)	$6,587,581

We had $12.2 million and $13.4 million of investments at fair value on deposit with various states as of September 30, 2022 and December 31, 2021, respectively, due to regulatory requirements of those state insurance departments. In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $165.0 million and $189.8 million at September 30, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q3 2022 | 21

The amortized cost and fair values of fixed income securities at September 30, 2022, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most ABS, RMBS, CMBS, and CLOs provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		September 30, 2022
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$422,546	$416,536
Due after one year through five years		1,413,885	1,334,284
Due after five years through ten years		1,814,408	1,614,687
Due after ten years		1,349,776	1,133,197
		5,000,615	4,498,704

ABS		134,309	128,495
RMBS		230,997	202,640
CMBS		266,711	245,645
CLOs		337,827	325,498
Total as of September 30, 2022		$5,970,459	$5,400,982

Equity securities
The cost and fair value of investments in equity securities at September 30, 2022 and December 31, 2021 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of September 30, 2022
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$16,006	$—	$(2,121)	$13,885

Details of equity security investments as of December 31, 2021
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,838	$264	$(34)	$16,068

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2022	2021	2022	2021

Fixed income securities
Gains on sales		1,667	1,389	6,788	6,680
Losses on sales		(7,040)	(259)	(12,790)	(1,004)
Change in credit allowance		—	(1)	—	48
Impairments		(1,415)	—	(1,415)	—
Equity securities gains (losses)		(617)	(108)	(2,351)	(308)
Change in embedded derivative on Home Re Transactions		4,199	(397)	983	376
Other		(52)	(12)	9	(19)
Net gains (losses) on investments and other financial instruments		(3,258)	612	(8,776)	5,773

Proceeds from sales of fixed income securities		125,186	106,765	388,740	246,827

MGIC Investment Corporation - Q3 2022 | 22

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

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2022 and December 31, 2021, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2021 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of September 30, 2022
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$91,057	$(4,565)	$52,868	$(5,729)	$143,925	$(10,294)
Obligations of U.S. states and political subdivisions		1,993,265	(229,380)	122,240	(35,787)	2,115,505	(265,167)
Corporate debt securities		1,897,128	(164,708)	307,124	(62,701)	2,204,252	(227,409)
ABS		96,910	(3,741)	32,673	(2,078)	129,583	(5,819)
RMBS		124,775	(13,598)	93,453	(14,774)	218,228	(28,372)
CMBS		183,053	(13,797)	66,755	(7,283)	249,808	(21,080)
CLOs		266,139	(9,355)	59,359	(2,974)	325,498	(12,329)
Foreign government debt		—	—	3,572	(914)	3,572	(914)
Total		$4,652,327	$(439,144)	$738,044	$(132,240)	$5,390,371	$(571,384)

Unrealized loss aging for securities by type and length of time as of December 31, 2021
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$91,154	$(790)	$2,616	$(78)	$93,770	$(868)
Obligations of U.S. states and political subdivisions		452,021	(7,189)	15,540	(207)	467,561	(7,396)
Corporate debt securities		865,085	(13,260)	10,997	(516)	876,082	(13,776)
ABS		100,064	(998)	1,552	(10)	101,616	(1,008)
RMBS		180,586	(2,548)	31,641	(730)	212,227	(3,278)
CMBS		89,889	(1,887)	1,511	(49)	91,400	(1,936)
CLOs		177,663	(71)	21,973	(35)	199,636	(106)
Foreign government debt		13,649	(99)	—	—	13,649	(99)
Total		$1,970,111	$(26,842)	$85,830	$(1,625)	$2,055,941	$(28,467)

Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2022 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at September 30, 2022 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

There were 1,346 and 610 securities in an unrealized loss position at September 30, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q3 2022 | 23

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

MGIC Investment Corporation - Q3 2022 | 24

Assets measured at fair value, by hierarchy level, as of September 30, 2022 and December 31, 2021 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2021 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of September 30, 2022
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$170,672	$151,741	$18,931
Obligations of U.S. states and political subdivisions		2,151,038	—	2,151,038
Corporate debt securities		2,165,845	—	2,165,845
ABS		128,495	—	128,495
RMBS		202,640	—	202,640
CMBS		245,645	—	245,645
CLOs		325,498	—	325,498
Foreign government debt		3,572	—	3,572
Commercial paper		7,577	—	7,577
Total fixed income securities		5,400,982	151,741	5,249,241
Equity securities		13,885	13,885	—
Cash equivalents		236,940	198,397	38,543
Total		$5,651,807	$364,023	$5,287,784

Assets carried at fair value by hierarchy level as of December 31, 2021
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,407	$102,153	$31,254
Obligations of U.S. states and political subdivisions		2,534,653	—	2,534,653
Corporate debt securities		2,765,982	—	2,765,982
ABS		150,710	—	150,710
RMBS		309,110	—	309,110
CMBS		319,130	—	319,130
CLOs		360,939	—	360,939
Foreign government debt		13,650	—	13,650
Total fixed income securities		6,587,581	102,153	6,485,428
Equity securities		16,068	16,068	—
Cash equivalents		254,230	254,230	—
Total		$6,857,879	$372,451	$6,485,428

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as Other liabilities or Other assets in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we will pay. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At September 30, 2022 and December 31, 2021, the fair value of the embedded derivatives was a liability of $0.8 million and $1.8 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

MGIC Investment Corporation - Q3 2022 | 25

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy.

Activity related to the Level 3 assets and liabilities (including realized and unrealized gains and losses, purchases and sales) were immaterial for the three and nine months ended September 30, 2022 and 2021.

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2022 and December 31, 2021.

Financial assets and liabilities not measured at fair value
Table	8.2
		September 30, 2022		December 31, 2021
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$3,100	$3,100

Financial liabilities
FHLB Advance		—	—	155,000	157,585
5.75% Senior Notes		—	—	241,255	256,213
5.25% Senior Notes		641,357	580,931	640,253	686,875
9% Convertible Junior Subordinated Debentures		21,296	28,475	110,204	151,000
Total financial liabilities		$662,653	$609,406	$1,146,712	$1,251,673

MGIC Investment Corporation - Q3 2022 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2022	2021	2022	2021
Net unrealized investment (losses) gains arising during the period		$(194,449)	$(34,937)	$(759,409)	$(97,057)
Total income tax benefit (expense)		40,834	7,337	159,476	20,382
Net of taxes		(153,615)	(27,600)	(599,933)	(76,675)

Net changes in benefit plan assets and obligations		(20,471)	7,548	(19,353)	9,492
Total income tax benefit (expense)		4,299	(1,585)	4,064	(1,993)
Net of taxes		(16,172)	5,963	(15,289)	7,499

Total other comprehensive income (loss)		(214,920)	(27,389)	(778,762)	(87,565)
Total income tax benefit (expense)		45,133	5,752	163,540	18,389
Total other comprehensive income (loss), net of tax		$(169,787)	$(21,637)	$(615,222)	$(69,176)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2022	2021	2022	2021
Reclassification adjustment for net realized (losses) gains(1)		$(6,681)	$1,045	$(4,273)	$7,462
Income tax benefit (expense)		1,403	(219)	897	(1,566)
Net of taxes		(5,278)	826	(3,376)	5,896

Reclassification adjustment related to benefit plan assets and obligations (2)		(6,228)	(971)	(7,346)	(2,915)
Income tax benefit (expense)		1,308	204	1,543	612
Net of taxes		(4,920)	(767)	(5,803)	(2,303)

Total reclassifications		(12,909)	74	(11,619)	4,547
Income tax benefit (expense)		2,711	(15)	2,440	(954)
Total reclassifications, net of tax		$(10,198)	$59	$(9,179)	$3,593
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the nine months ended September 30, 2022, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Nine Months Ended September 30, 2022
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2021, net of tax		$150,038	$(30,341)	$119,697
Other comprehensive income (loss) before reclassifications		(603,309)	(21,092)	(624,401)
Less: Amounts reclassified from AOCI		(3,376)	(5,803)	(9,179)
Balance, September 30, 2022, net of tax		$(449,895)	$(45,630)	$(495,525)

MGIC Investment Corporation - Q3 2022 | 27

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2022 and 2021.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2022	2021	2022	2021
Service cost		$1,813	$1,908	$327	$377
Interest cost		2,863	2,794	173	163
Expected return on plan assets		(4,907)	(5,229)	(2,625)	(2,216)
Amortization of net actuarial losses (gains)		1,266	1,403	(776)	(425)
Amortization of prior service cost (credit)		(57)	(60)	123	53
Settlements and curtailments		5,671	4,732	—	—
Net periodic benefit cost (benefit)		$6,649	$5,548	$(2,778)	$(2,048)

Components of net periodic benefit cost
Table	10.2
		Nine Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2022	2021	2022	2021
Service cost		$5,439	$5,724	$981	$1,131
Interest cost		8,588	8,383	521	487
Expected return on plan assets		(14,723)	(15,687)	(7,876)	(6,647)
Amortization of net actuarial losses (gains)		3,798	4,208	(2,328)	(1,273)
Amortization of prior service cost (credit)		(163)	(179)	367	159
Settlements and curtailments		5,671	4,732	—	—
Net periodic benefit cost (benefit)		$8,610	$7,181	$(8,335)	$(6,143)

Contributions of $6.3 million have been made to our qualified pension plan in 2022.

Beginning January 1, 2023, participants in the defined benefit pension plan and supplemental executive retirement plan will not accrue any future benefits due to pay and/or service. As a result of freezing plan benefits and lump sum settlements paid through September 2022, we recorded a pension settlement accounting charge, net of curtailments, of $5.7 million in the third quarter of 2022. The net curtailment credit relates to the recognition of prior service costs (credits) previously recognized in accumulated other comprehensive income. We recorded a pension settlement accounting charge of $4.7 million in the third quarter of 2021.

MGIC Investment Corporation - Q3 2022 | 28

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

Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. Given the uncertainty of the macroeconomic environment, including the effectiveness of loss mitigation efforts, change in home prices, and changes in unemployment, our loss reserve estimates may continue to be impacted.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2022, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $11 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $15 million.

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

Losses incurred on delinquencies that occurred in the current year increased for the nine months ended September 30, 2022, compared to the same period last year. The increase is primarily due to a decrease in IBNR reserve estimates by $5.9 million in the nine months ended September 30, 2021, while IBNR reserve estimates remained flat for the nine months ended September 30, 2022.

For the nine months ended September 30, 2022 we experienced favorable loss development of $327.5 million on previously received notices primarily related to a decrease in the estimated claim rate. The favorable development primarily resulted from greater than expected cure rates on delinquencies received during and prior to the COVID-19 pandemic, as forbearance plans and loss mitigation efforts have resulted in more cures than originally estimated. For the nine months ended September 30, 2021 we experienced favorable loss development of $6.0 million on previously received notices primarily due to the decrease in the claim rate on delinquencies received prior to the COVID-19 pandemic. This was offset by the recognition of a probable loss of $6.3 million related to litigation of our claims paying practices and adverse development on LAE reserves and reinsurance.

MGIC Investment Corporation - Q3 2022 | 29

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. The foreclosure moratoriums and forbearance plans in place have increased the average time it takes to receive a claim,.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2022 and 2021.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Nine Months Ended September 30,
(In thousands)		2022	2021
Reserve at beginning of period		$883,522	$880,537
Less reinsurance recoverable		66,905	95,042
Net reserve at beginning of period		816,617	785,495

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		104,086	95,534
Prior years (1)		(327,512)	(5,968)
Total losses incurred		(223,426)	89,566

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		116	339
Prior years		36,089	48,842
Total losses paid		36,205	49,181
Net reserve at end of period		556,986	825,880
Plus reinsurance recoverable		46,384	107,029
Reserve at end of period		$603,370	$932,909
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The prior year loss reserve development for the nine months of September 30, 2022 and 2021 is reflected in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Nine Months Ended September 30,
(In thousands)		2022	2021
Increase (decrease) in estimated claim rate on primary defaults		$(324,556)	$(18,147)
Increase (decrease) in estimated severity on primary defaults		(18,682)	(105)
Change in estimates related to pool reserves, LAE reserves, reinsurance, and other		15,726	12,284
Total prior year loss development (1)		$(327,512)	$(5,968)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q3 2022 | 30

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and nine months ended September 30, 2022 and 2021 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Delinquency inventory at beginning of period		26,855	42,999	33,290	57,710
New notices		10,990	9,862	31,089	31,909
Cures		(11,494)	(14,813)	(37,371)	(50,901)
Paid claims		(337)	(298)	(978)	(956)
Rescissions and denials		(11)	(11)	(27)	(23)
Other items removed from inventory		(125)	(360)	(125)	(360)
Delinquency inventory at end of period		25,878	37,379	25,878	37,379

During the three and nine months ended September 30, 2022 and 2021, our losses paid included amounts paid upon commutation of coverage of pools of non-performing loans (“NPLs”). As a result of these payments, 125 and 360 delinquencies, were removed from delinquency inventory with an amount paid of $1.6 million and $6.7 million for 2022 and 2021, respectively.

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		September 30, 2022	December 31, 2021	September 30, 2021
3 months or less		7,825	7,586	6,948
4-11 months		7,619	7,990	9,371
12 months or more (1)		10,434	17,714	21,060
Total		25,878	33,290	37,379
3 months or less		30%	23%	19%
4-11 months		30%	24%	25%
12 months or more		40%	53%	56%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		244	211	154
(1)Approximately 33%, 20%, and 17% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

COVID-19 Pandemic Delinquencies
We experienced an increase in new delinquency notices in the second and third quarters of 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of COVID-19. Forbearance programs enacted by the GSEs provided for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. Historically, forbearance plans have reduced the incidence of our losses on affected loans. Through September 30, 2022 the vast majority of the delinquencies received in the second and third quarter of 2020 have cured.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $28.1 million and $37.3 million at September 30, 2022 and December 31, 2021, respectively. The decrease is primarily due to a decrease in the delinquency inventory.

MGIC Investment Corporation - Q3 2022 | 31

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

Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the first nine months of 2022, we repurchased 21.7 million shares at an average cost of $14.10 per share, which included commissions. In 2021, we repurchased approximately 19.0 million shares of our common stock, at an average cost of $15.30 per share, which included commissions. At September 30, 2022 we had $194 million remaining under a share repurchase program approved by our Board of Directors in 2021 that expires at year end 2023. In October 2022, we repurchased an additional 2.6 million shares totaling $33.2 million under the remaining authorization.

Cash dividends
In March and May 2022, we paid quarterly cash dividends of $0.08 per share which totaled $51.0 million and in August 2022 we paid quarterly cash dividends of $0.10 per share to shareholders which totaled $30.5 million On October 27, 2022, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.10 per share to shareholders of record on November 10, 2022, payable on November 23, 2022.

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

Restricted stock unit grants
Table	13.1
			Nine months ended September 30,
			2022		2021
			RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		(1)	848	$15.46	966	$12.82
RSUs subject only to service conditions			319	15.45	398	12.82
Non-employee director RSUs			104	15.32	—	—
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest up to 200%.

MGIC Investment Corporation - Q3 2022 | 32

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

At September 30, 2022, MGIC’s risk-to-capital ratio was 9.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.7 billion above the required MPP of $2.0 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements, without penalty.

Dividend restrictions
In the nine months ended September 30, 2022, MGIC paid a $400 million dividend to our holding company. In November, 2022, MGIC paid a $400 million dividend to our holding company.

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
Statutory Financial Information
The statutory net income, policyholders’ surplus, and contingency reserve liability of our insurance subsidiaries, including MGIC, are shown in table 14.1.

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Nine Months Ended September 30,
(In thousands)	2022	2021
Statutory net income	$284,084	$194,614
Statutory policyholders' surplus	1,231,992	1,354,268
Contingency reserve	4,533,371	3,987,786

MGIC Investment Corporation - Q3 2022 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter of 2022. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2022 | 34

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data, unaudited)	2022	2021	% Change	2022	2021	% Change
Selected statement of operations data
Net premiums earned	$252.1	$254.8	(1)	$763.0	$761.4	—
Investment income, net of expenses	42.5	38.3	11	121.1	117.3	3
Losses incurred, net	(105.1)	20.8	(605)	(223.4)	89.6	(349)
Other underwriting and operating expenses, net	58.5	53.9	9	166.7	155.8	7
Loss on debt extinguishment	11.6	—	N/M	40.1	—	N/M
Income before tax	314.3	199.7	57	849.6	583.2	46
Provision for income taxes	64.6	41.8	55	175.7	122.2	44
Net income	249.6	158.0	58	673.9	461.0	46
Diluted income per share	$0.81	$0.46	76	$2.15	$1.33	62

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$332.8	$198.6	68	$897.2	$577.6	55
Adjusted net operating income	264.2	157.1	68	711.5	456.6	56
Adjusted net operating income per diluted share	$0.86	$0.46	87	$2.26	$1.32	71
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of third quarter 2022 results
Comparative quarterly results
We recorded third quarter 2022 net income of $249.6 million, or $0.81 per diluted share. Net income increased by $91.6 million from net income of $158.0 million in the prior year primarily reflecting decreases in losses incurred, partially offset by a higher provision for income taxes and a loss on debt extinguishment. Diluted income per share increased primarily due to an increase in net income and a decrease in diluted weighted average shares outstanding.

Adjusted net operating income for the third quarter 2022 was $264.2 million (Q3 2021: $157.1 million) and adjusted net operating income per diluted share was $0.86 (Q3 2021: $0.46). The increase in 2022 adjusted net operating income and adjusted net operating income per diluted share compared to 2021 primarily reflects higher net income and a decrease in diluted weighted average shares outstanding.

Losses incurred, net for the third quarter of 2022 were $(105.1) million, a decrease of $125.9 million compared to the third quarter of 2021 losses incurred of $20.8 million primarily due to favorable loss reserve development. While new delinquency notices added approximately $35.9 million to losses incurred in the third quarter of 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $140.9 million primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development primarily resulted from greater than expected cure rates on delinquencies received during and prior to the COVID-19 pandemic, as forbearance plans and loss mitigation efforts have resulted in more cures than originally estimated. In the third quarter of 2021, our re-estimation of loss reserves on previously received delinquency notices resulted in $7.7 million of favorable loss development.

In the third quarter of 2022, the $11.6 million loss on debt extinguishment reflected a $4.8 million loss on the repurchase of $14.0 million in aggregate principal of our 9% Debentures and a loss of $6.8 million on the redemption of our 2023 Senior Notes at costs that were in excess of their carrying value.

The increase in our provision for income taxes in the third quarter of 2022 as compared to the same period in the prior year was primarily due to an increase in income before tax.

Comparative year to date results
We recorded net income of $ 673.9 million, or $2.15 per diluted share during the first nine months of 2022 compared with $461.0 million, or $1.33 per diluted share during the prior year. Net income increased by $212.9 million, or $0.82 per diluted share. The increase primarily reflected a decrease in losses incurred, partially offset by a higher provision for income taxes and losses on debt extinguishment.

Diluted income per share increased primarily due to the increase in net income and a decrease in the number of our diluted weighted average shares outstanding.

Adjusted net operating income for the first nine months of 2022 was $711.5 million (YTD September 30, 2021: $456.6 million) and adjusted net operating income per diluted share was $2.26 (YTD September 30, 2021: $1.32). The increase in 2022 adjusted net operating income and adjusted net operating income per diluted share compared to 2021 primarily reflects higher net income and a decrease in diluted weighted average shares outstanding.

MGIC Investment Corporation - Q3 2022 | 35

Losses incurred, net for the nine months ended September 30, 2022 were ($223.4) million, a decrease of $313.0 million compared with losses incurred of $89.6 million for the prior year primarily due to favorable loss reserve development. While new delinquency notices added approximately $104.1 million to losses incurred in the first nine months of 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $327.5 million, primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development primarily resulted from greater than expected cure rates on delinquencies received during and prior to the COVID-19 pandemic, as forbearance plans and loss mitigation efforts have resulted in more cures than originally estimated. In the first nine months of 2021, our re-estimation of loss reserves previously received delinquency notices resulted in $6.0 million of favorable loss development.

In the first nine months of 2022, the $40.1 million loss on debt extinguishment reflected loss of $32.0 million on the repurchase of $88.9 in aggregate principal of our 9% Debentures, a loss of $6.8 million on the redemption of our 2023 Senior Notes at costs in excess of their carrying value, and a prepayment fee of $1.3 million on the repayment of our FHLB advance.

The increase in our provision for income taxes for the first nine months of 2022 as compared to the same period in the prior year was primarily due to an increase in income before tax.

See “Consolidated Results of Operations” below for additional discussion of our results for the three and nine months ended September 30, 2022 compared with the respective prior year period.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2022, MGIC can pay $122 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the nine months ended September 30, 2022, MGIC paid $400 million in dividends in cash and investments to the holding company. In November, MGIC paid an additional $400 million dividend to the holding company.

We made dividend payments of $150 million to our holding company during the nine months ended September 30, 2021. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board.
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market, including through 10b5-1 plans, or through privately negotiated transactions. In the first nine months of 2022, we repurchased 21.7 million shares of common stock, using approximately $306.2 million of holding company resources. As of September 30, 2022 we had $194 million of authorization remaining to repurchase our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. As of September 30, 2022, we had approximately 299 million shares of common stock outstanding. We repurchased 10.0 million shares during the nine months ended September 30, 2021.

Dividends to shareholders
In March and May 2022, we paid quarterly cash dividends of $0.08 per share which totaled $51.0 million, and in August 2022 we paid quarterly cash dividends of $0.10 per share to shareholders which totaled $30.5 million. On October 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.10 per common share to shareholders of record on November 10, 2022, payable on November 23, 2022.

GSEs
We must comply with a GSE’s PMIERS to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the PMIERs as of September 30, 2022, MGIC’s Available Assets totaled $5.9 billion, or $2.6 billion in excess of its Minimum Required Assets.

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

MGIC Investment Corporation - Q3 2022 | 36

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
Our reinsurance transactions enable us to earn higher returns on our business than we would without them because they reduce the Minimum Required Assets we must hold under PMIERs. However, reinsurance may not always be available to us; or available on similar terms, and our reinsurance subjects us to counterparty credit risk. Our access to reinsurance may be disrupted and the terms under which we are able to obtain reinsurance may be less attractive than in the past due to volatility stemming from circumstances such as higher interest rates, increased inflation, global events such as the Russia-Ukraine war, and other factors. In 2022, execution of transactions for XOL reinsurance through the ILN market has been more challenging, with increased pricing, transactions being down-sized, and generally fewer transactions being executed by mortgage insurers.

The calculated credit for XOL Transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment point of the coverage. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. Our existing reinsurance transactions are subject to periodic review by the GSEs and there is a risk we will not receive our current level of credit in future periods for the risk ceded under them. In addition, we may not receive the same level of credit under future transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalties.

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

At September 30, 2022, MGIC’s risk-to-capital ratio was 9.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.7 billion above the required MPP of $2.0 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. Refer to our Risk Factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.

COVID-19 Pandemic
The COVID-19 pandemic materially impacted our 2020 financial results, as we reserved for losses associated with the increased delinquency notices received. Through September 30, 2022, the vast majority of those delinquency notices have cured, resulting in a decrease in losses incurred as we recognized favorable loss development.

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
For additional information about how the COVID-19 pandemic may impact our future financial results, business, liquidity, and/or financial condition, see our Risk Factor titled “The COVID-19 pandemic may materially impact our future financial results, business, liquidity and/or financial condition.”

MGIC Investment Corporation - Q3 2022 | 37

Factors affecting our results
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions, such as rising interest rates, home prices, housing demand, level of employment, inflation, restrictions and costs on mortgage credit, and other factors. For additional information on how on our business may be impacted see our Risk Factor titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.”

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

•Premiums ceded, net of profit commission, under our QSR Transactions and premiums ceded under our XOL Transactions are primarily affected by the percentage of our IIF subject to our reinsurance transactions. The profit commission under our QSR Transactions also varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred; higher levels of losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). (See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.)

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” in our 2021 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Prior to the COVID-19 pandemic, the level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year. The state of the economy, local housing markets and various other factors, including the COVID-19 pandemic, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

MGIC Investment Corporation - Q3 2022 | 38

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
Gains (losses) on investments and other financial instruments
•Fixed income securities. Investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and any impairments on securities we intend to sell prior to recovery of its amortized cost basis recognized in earnings. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

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

MGIC Investment Corporation - Q3 2022 | 39

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

MGIC Investment Corporation - Q3 2022 | 40

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

Adjusted pre-tax operating income (loss) is defined as GAAP income (loss) before tax, excluding the effects of net realized investment gains (losses), gain and losses on debt extinguishment, and infrequent or unusual non-operating items where applicable.

Adjusted net operating income (loss) is defined as GAAP net income (loss) excluding the after-tax effects of net realized investment gains (losses), gain and losses on debt extinguishment and infrequent or unusual non-operating items where applicable. The amounts of adjustments to components of pre-tax operating income (loss) are tax effected using a federal statutory tax rate of 21%.

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
(3)Infrequent or unusual non-operating items. Items that are non-recurring in nature and are not part of our primary operating activities.

MGIC Investment Corporation - Q3 2022 | 41

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended September 30,
	2022				2021
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$314,267	64,642	$249,625		$199,732	41,755	$157,977
Adjustments:
Loss on debt extinguishment	11,632	2,443	9,189		—	—	—
Net realized investment (gains) losses	6,854	1,439	5,415		(1,115)	(234)	(881)
Adjusted pre-tax operating income / Adjusted net operating income	$332,753	$68,524	$264,229		$198,617	$41,521	$157,096

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			307,194				353,557

Net income per diluted share			$0.81				$0.46
Loss on debt extinguishment			0.03				—
Net realized investment (gains) losses			0.02				—
Adjusted net operating income per diluted share			$0.86				$0.46

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Nine Months Ended September 30,
	2022				2021
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$849,597	$175,691	$673,906		$583,217	$122,168	$461,049
Adjustments:
Loss on debt extinguishment	40,130	8,427	31,703		—	—	—
Net realized investment (gains) losses	7,435	1,561	5,874		(5,665)	(1,190)	(4,475)
Adjusted pre-tax operating income / Adjusted net operating income	$897,162	$185,679	$711,483		$577,552	$120,978	$456,574

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			315,029				355,481

Net income per diluted share			$2.15				$1.33
Loss on debt extinguishment			0.10				—
Net realized investment (gains) losses			0.02				(0.01)
Adjusted net operating income per diluted share			$2.26	(1)			$1.32
(1) Does not foot due to rounding.

MGIC Investment Corporation - Q3 2022 | 42

Mortgage Insurance Portfolio

Mortgage originations
The total amount of mortgage originations is generally influenced by the level of home sales, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

NIW for the third quarter of 2022 was $19.6 billion (Q3 2021: $28.7 billion) and for the nine months ended was $63.5 billion (YTD 2021: $93.1 billion). The decrease in NIW, when compared with the same period last year, is primarily due to a decrease in the origination market.

For the remainder of the year, we expect a smaller origination market to drive a decrease in our NIW compared to 2021.

The following tables present characteristics of our primary NIW for the three and nine months ended September 30, 2022 and 2021.

The percentage of our NIW with LTV’s over 95% increased for the nine months ended September 30, 2022 when compared with the same period last year. The percentage of our NIW with DTI ratios over 45% increased for the three and nine months ended September 30, 2022 when compared with the same period last year. The increases were primarily driven by higher home price and interest rates, and a higher percentage of NIW from purchase transactions.

Primary NIW by FICO score (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2022	2021	2022	2021
760 and greater	42.3%	46.8%	42.2%	45.7%
740 - 759	17.9%	17.4%	18.8%	17.5%
720 - 739	15.0%	13.3%	15.0%	13.7%
700 - 719	11.4%	10.4%	11.1%	11.1%
680 - 699	7.9%	7.1%	7.5%	7.3%
660 - 679	3.4%	2.9%	3.4%	2.6%
640 - 659	1.4%	1.5%	1.3%	1.6%
639 and less	0.7%	0.6%	0.7%	0.5%
(1) We are aware of an issue of inaccurate reporting of FICO credit scores by a third-party occurring in late Q1 2022 and into the beginning of Q2 2022. We do not expect it to have a material impact on our business.

Primary NIW by loan-to-value
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2022	2021	2022	2021
95.01% and above	11.4%	13.0%	12.5%	10.9%
90.01% to 95.00%	50.0%	45.8%	49.7%	40.9%
85.01% to 90.00%	28.8%	29.0%	27.7%	30.9%
80.01% to 85.00%	9.8%	12.2%	10.1%	17.3%

Primary NIW by debt-to-income ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2022	2021	2022	2021
45.01% and above	23.6%	14.7%	20.7%	13.1%
38.01% to 45.00%	32.7%	29.4%	32.1%	29.6%
38.00% and below	43.7%	56.0%	47.2%	57.3%

Primary NIW by policy payment type
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2022	2021	2022	2021
Monthly premiums	96.9%	92.3%	95.5%	92.1%
Single premiums	3.0%	7.6%	4.4%	7.9%
Annual premiums	0.1%	0.1%	0.1%	0.0%

Primary NIW by type of mortgage
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2022	2021	2022	2021
Purchases	98.8%	89.7%	97.2%	76.0%
Refinances	1.2%	10.3%	2.8%	24.0%

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

MGIC Investment Corporation - Q3 2022 | 43

Persistency
Our persistency was 75.7% at September 30, 2022 compared to 62.6% at December 31, 2021 and 59.5% at September 30, 2021. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

IIF and RIF
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2022	2021	2022	2021
NIW	$19.6	$28.7	$63.5	$93.1
Cancellations	(12.8)	(22.3)	(44.3)	(71.3)
Increase in primary IIF	$6.8	$6.4	$19.2	$21.8

Direct primary IIF as of September 30,	$293.6	$268.4	$293.6	$268.4
Direct primary RIF as of September 30,	$75.7	$67.2	$75.7	$67.2

Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of September 30, 2022, loans associated with modification programs accounted for 4.4% of our total RIF, compared to 5.4% at December 31, 2021. As of September 30, 2022, 87.2% of loans associated with modifications programs were current.

The following table sets forth certain statistics associated with our primary IIF and RIF as of September 30, 2022:

Primary insurance in force and risk in force by policy year
(in millions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (1)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1,537	0.5%	$428	0.6%	7.3%	12.6%	0.4%	NM
2005-2008	12,120	4.1%	3,216	4.2%	6.9%	10.9%	3.6%	5.0%
2009-2015	7,135	2.4%	1,941	2.6%	4.3%	4.5%	14.2%	4.0%
2016	7,168	2.4%	1,919	2.5%	3.9%	3.1%	13.0%	14.9%
2017	8,301	2.8%	2,177	2.9%	4.2%	3.7%	0.0%	16.8%
2018	8,510	3.0%	2,178	2.9%	4.8%	4.3%	0.9%	17.0%
2019	18,226	6.2%	4,665	6.2%	4.1%	2.1%	27.5%	28.0%
2020	68,623	23.4%	17,069	22.5%	3.1%	0.9%	28.5%	60.0%
2021	103,282	35.2%	26,528	35.0%	3.1%	0.7%	29.2%	87.6%
2022	58,708	20.0%	15,621	20.6%	4.6%	0.2%	30.4%	97.3%
Total	$293,610	100.0%	$75,742	100.0%
(1)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $281 million ($197 million on pool policies with aggregate loss limits and $84 million on pool policies without aggregate loss limits) at September 30, 2022 compared to $305 million ($206 million on pool policies with aggregate loss limits and $99 million on pool policies without aggregate loss limits) at December 31, 2021. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $267 million and $321 million as of September 30, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation - Q3 2022 | 44

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2022 and 2021.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Net premiums written	$242.3	$247.6	(2)	$729.3	$730.8	—

Net premiums earned	$252.1	$254.8	(1)	$763.0	$761.4	—
Investment income, net of expenses	42.5	38.3	11	121.1	117.3	3
Net gains (losses) on investments and other financial instruments	(3.3)	0.6	N/M	(8.8)	5.8	N/M
Other revenue	1.4	2.0	(30)	5.1	7.1	(28)
Total revenues	$292.8	$295.7	(1)	$880.5	$891.6	(1)
Net premiums written and earned
Comparative quarterly and year to date results
Premiums earned for the three and nine months ended September 30, 2022 were $252.1 million and $763.0 million, respectively, compared with $254.8 million and $761.4 million, respectively, for the same comparable period last year. Net premiums written for the three and nine months ended September 30, 2022 were $242.3 million and $729.3 million, respectively, compared with $247.6 million and $730.8 million, respectively, for the same comparable period last year.

The decrease in premiums written and earned for the quarter ended September 30, 2022 compared with the prior year period is primarily due to an increase in ceded premiums and a decrease in premium yield. Premiums written and earned for the nine months ended September 30, 2022 were generally flat when compared to the same period last year.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period and is influenced by a number of key drivers. The following table presents the key drivers of our net premium yield for each of the three and nine months ended September 30, 2022 and September 30, 2021.

Premium Yield

		Three Months Ended September 30,		Nine Months Ended September 30,
(in basis points)		2022	2021	2022	2021
In force portfolio yield	(1)	39.0	41.8	39.3	42.7
Premium refunds		0.3	(1.0)	0.1	(0.7)
Accelerated earnings on single premium policies		0.5	2.5	1.1	3.3
Total direct premium yield		39.8	43.3	40.5	45.3
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(5.1)	(4.9)	(4.7)	(5.9)
Net premium yield		34.7	38.4	35.8	39.4

(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.3 bps for the nine months ended September 30, 2022 compared to 0.4 bps for the nine months ended September 30, 2021.

MGIC Investment Corporation - Q3 2022 | 45

Changes in the net premium yield for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, an in force book with lower risk characteristics, lower required capital, the availability of reinsurance, and certain policies undergoing premium rate resets on their ten-year anniversaries.
Premium Refunds
è	Premium refunds are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory. The low level of claims received have resulted in a lower level of premium refunds. Our estimate of refundable premium on our delinquency inventory fluctuates with changes in our delinquency inventory and our estimate of the number of loans in our delinquency inventory that will result in a claim.
Accelerated earnings on single premium policies
è	The lower level of refinance transactions have reduced the benefit from accelerated earned premium from cancellation of single premium policies prior to their estimated policy life.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our net premium yield. Ceded premiums earned, net of profit commission, are associated with the QSR Transactions and the XOL Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance Transactions“ below for further discussion on our reinsurance transactions.
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

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we are currently experiencing. As a result, lower levels of ceded losses incurred result in less benefit from ceded losses incurred and a higher profit commission; higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our QSR Transactions for each of the three and nine months ended September 30, 2022 and September 30, 2021.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

Ceded premiums written and earned, net of profit commission	$19,348	$22,911	$56,721	$90,284
% of direct premiums written	7%	8%	7%	11%
% of direct premiums earned	7%	8%	7%	10%
Profit commission	$47,255	$45,078	$135,049	$108,000
Ceding commissions	$13,321	$13,599	$38,355	$39,657
Ceded losses incurred	$(7,360)	$(3,598)	$(19,775)	$13,710

Mortgage insurance portfolio:
Ceded RIF (Dollars in millions)
2015 QSR			$641	$1,029
2017 QSR			—	823
2018 QSR			—	827
2019 QSR			1,230	1,771
2020 QSR			4,081	5,118
2021 QSR			6,930	5,714
2022 QSR			4,261	—
Credit Union QSR			2,145	1,418
Total ceded RIF			$19,288	$16,700

Ceded losses incurred for the three and nine months ended September 30, 2022 reflect favorable loss reserve development on previously received delinquency notices. See "Losses Incurred, net” below for discussion of our loss reserves.

We terminated our 2017 and 2018 QSR Transactions effective December 31, 2021. We have elected to terminate our 2015 QSR and 2019 QSR Transactions effective December 31, 2022.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NIW subject to QSR Transactions	88.0%	85.0%	87.8%	80.0%
New Risk Written subject to QSR Transactions	93.2%	89.5%	93.2%	91.9%
IIF subject to QSR Transactions	76.8%	77.0%	76.8%	77.0%
RIF subject to QSR Transactions	82.4%	83.9%	82.4%	83.9%

MGIC Investment Corporation - Q3 2022 | 46

The increase in NIW and new risk written subject to quota share reinsurance increased for the three and nine months ended September 30, 2022 compared to the same periods of the prior year primarily due to a decrease in refinance transactions which resulted in a decrease in NIW with LTVs less than or equal to 85% and amortization terms less than or equal to 20 years, which generally have lower coverage percentages, and are excluded from the QSR Transactions.

As of September 30, 2022, the weighted average coverage percentage of our QSR transactions was 33% based on RIF.

Excess of loss reinsurance
We have Excess-of-loss transactions (“XOL Transactions”) with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transaction”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

The Traditional XOL Transaction provides up to $175 million of reinsurance coverage on eligible NIW in 2022. The Traditional XOL Transaction has contractual termination date after approximately ten years, with an optional termination date after seven years and quarterly thereafter. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans. The reinsurance premiums ceded to the Traditional XOL Transaction are based off the remaining reinsurance coverage levels.

The Home Re Transactions are executed with unaffiliated special purpose entities (“Home Re Entities”) through the issuance of insurance linked notes (“ILNs”). As of September 30, 2022 our Home Re Transactions provided $1.7 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through December 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our Home Re Transactions as of September 30, 2022, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
Home Re 2018-1	2.25%	6.50%	10.92%	21.67%	$—
Home Re 2019-1	2.50%	6.75%	14.12%	30.12%	—
Home Re 2020-1	3.00%	7.50%	5.91%	8.76%	276
Home Re 2021-1	2.25%	6.50%	3.09%	7.58%	225,851
Home Re 2021-2	2.10%	6.50%	2.49%	7.31%	323,991
Home Re 2022-1	2.75%	6.75%	2.91%	7.15%	456,562
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the ILN taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the ILN layer

We ceded premiums on our XOL Transactions of $19.9 million and $50.9 million, respectively, for the three and nine months ended September 30, 2022, and $12.1 million and $32.4 million, respectively, for the three and nine months ended September 30, 2021. The increase, when compared to the prior period, is primarily due to the execution of the Home Re 2021-2 Transaction in August, 2021 and the Home Re 2022-1 Transaction in April, 2022.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our XOL Transactions.

Investment income
Comparative quarterly and year to date results
Net investment income in the three and nine months ended September 30, 2022 was $42.5 million and $121.1 million, respectively, compared with $38.3 million and $117.3 million, respectively for the comparative periods in the prior year. Net investment income was impacted by higher yields, partially offset by a decrease in the investment portfolio.

MGIC Investment Corporation - Q3 2022 | 47

Losses and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2022	2021	% Change	2022	2021	% Change
Losses incurred, net	$(105.1)	$20.8	N/M	$(223.4)	$89.6	N/M
Amortization of deferred policy acquisition costs	3.2	3.3	(3)	8.9	9.0	(1)
Other underwriting and operating expenses, net	58.5	53.9	9	166.7	155.8	7
Loss on debt extinguishment	11.6	—	N/M	40.1	—	N/M
Interest expense	10.3	18.0	(43)	38.7	54.0	(28)
Total losses and expenses	$(21.5)	$96.0	(122)	$30.9	$308.4	(90)

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

Prior to the COVID-19 pandemic, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets and various other factors, may result in delinquencies not following the typical pattern.

As discussed in our Risk Factors titled “The Covid-19 pandemic may materially impact our future financial results, business, liquidity and/or financial condition" and “The future impact of Covid-19 related forbearance and foreclosure mitigation activities is unknown,” the impact of the COVID-19 pandemic on our future incurred losses is uncertain and cannot be predicted. As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of September 30, 2022 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Comparative quarterly results
Losses incurred, net for the third quarter of 2022 were ($105.1) million, a decrease of $125.9 million compared to the second quarter of 2021 losses incurred, net of $20.8 million primarily due to favorable loss reserve development. While new delinquency notices added approximately $35.9 million to losses incurred in the third quarter of 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $140.9 million primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development primarily resulted from greater than expected cure rates on delinquencies received during and prior to the COVID-19 pandemic, as forbearance plans and loss mitigation efforts have resulted in more cures than originally estimated. In the third quarter of 2021, our re-estimation of loss reserves on previously received delinquency notices resulted in $7.7 million of favorable loss development.

MGIC Investment Corporation - Q3 2022 | 48

Comparative year to date results
Losses incurred, net for the nine months ended September 30, 2022 were ($223.4) million, a decrease of $313.0 million compared with losses incurred of $89.6 million for the comparable prior year period primarily due to favorable loss reserve development. While new delinquency notices added approximately $104.1 million to losses incurred in the first nine months of 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $327.5 million primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development primarily resulted from greater than expected cure rates on delinquencies received during and prior to the COVID-19 pandemic, as forbearance plans and loss mitigation efforts have resulted in more cures than originally estimated. In the first nine months of 2021, our re-estimation of loss reserves previously received delinquency notices resulted in $6.0 million of favorable loss development.

Composition of losses incurred
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Current year / New notices	$35.8	$28.5	$104.1	$95.6
Prior year reserve development	(140.9)	(7.7)	(327.5)	(6.0)
Losses incurred, net	$(105.1)	$20.8	$(223.4)	$89.6

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio was (41.7%) and (29.3%), respectively for the three and nine months ended September 30, 2022 compared with 8.1% and 11.8%, respectively for the comparative periods in the prior year. The decrease in the loss ratio for the three and nine months ended September 30, 2022 compared to the respective prior year periods was primarily due to the decrease in losses incurred discussed above.

MGIC Investment Corporation - Q3 2022 | 49

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, percentage of loans in forbearance, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three months ended and as of:
September 30, 2022
Policy Year	New Notices for the Three Months Ended	New Notices for the Nine Months Ended	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	937	2,771	2,486	15.7%	19
2005-2008	2,960	8,815	8,633	13.1%	19
2009-2015	758	2,308	2,123	13.2%	13
2016	519	1,549	1,308	14.4%	11
2017	708	2,064	1,781	16.8%	11
2018	834	2,387	2,106	19.1%	10
2019	819	2,363	1,893	23.8%	10
2020	1,252	3,680	2,498	42.3%	7
2021	1,781	4,593	2,688	47.3%	5
2022	422	559	362	34.8%	3
Total	10,990	31,089	25,878	21.6%	13
Claim rate on new notices (1)	8%

September 30, 2021
Policy Year	New Notices for the Three Months Ended	New Notices for the Nine Months Ended	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	941	2,899	2,915	19.1%	20
2005-2008	3,093	9,747	11,854	27.0%	19
2009-2015	946	3,138	4,047	49.3%	12
2016	500	1,867	2,468	59.6%	12
2017	771	2,647	3,656	60.1%	12
2018	848	3,029	4,197	61.7%	11
2019	852	3,272	4,165	68.5%	11
2020	1,286	4,352	3,465	77.1%	8
2021	625	958	612	43.0%	3
Total	9,862	31,909	37,379	47.6%	14
Claim rate on new notices (1)	8%

(1) Claim rate is the respective quarter to date weighted average rate and is rounded to the nearest whole percent.

MGIC Investment Corporation - Q3 2022 | 50

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

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2022	37,625	23,461	62.4%	46
Q2 2022	44,106	27,374	62.1%	41
Q1 2022	38,009	27,662	72.8%	45
Q4 2021	43,485	32,722	75.2%	42
Q3 2021	42,468	36,138	85.1%	34
Q2 2021	40,300	34,068	84.5%	36
Q1 2021	46,807	36,725	78.5%	34
Q4 2020	48,321	40,412	83.6%	32
Q3 2020	47,780	40,600	85.0%	27
Q2 2020	44,905	42,915	95.6%	32
Q1 2020	46,247	47,222	102.1%	33

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

Claims that were resolved after the first quarter of 2020 experienced an increase in loss mitigation activities, primarily third party acquisitions (sometimes referred to as “short sales”), resulting in a decrease in the average claim paid and the average claim paid as a percentage of exposure. At the end of 2021, the average number of missed payments at the time claims were received increased as foreclosure moratoriums expired resulting in an increase in our claims received. However, at September 30, 2022, claims received are still below levels experienced prior to the second quarter of 2020 as servicers work through the impact of foreclosure moratoriums and forbearance plans. As foreclosure moratoriums and forbearance plans end, we expect to see an increase in claims received and we also expect claims paid at exposure levels similar to those experienced prior to the COVID-19 pandemic. The magnitude and timing of the increases are uncertain.

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

MGIC Investment Corporation - Q3 2022 | 51

Delinquency inventory - number of payments delinquent
	September 30, 2022	December 31, 2021	September 30, 2021
3 payments or less	10,137	9,529	8,911
4-11 payments	7,831	9,208	11,165
12 payments or more (1)	7,910	14,553	17,303
Total	25,878	33,290	37,379

3 payments or less	40%	28%	24%
4-11 payments	30%	28%	30%
12 payments or more	30%	44%	46%
Total	100%	100%	100%
(1)Approximately 25%, 13%, and 11% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

Net losses and LAE paid
Net losses and LAE paid decreased in the three and nine months ended September 30, 2022 compared with the same periods in the prior year. Foreclosures on mortgages purchased or securitized by the GSEs were suspended through July 31, 2021. Under a CFPB rule that was effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary procedural safeguard had been met before referring 120-day delinquent loans for foreclosure. As the various foreclosure moratoriums came to an end in 2021, we expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2022 and 2021.

Net losses and LAE paid
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total primary (excluding settlements)	$8	$11	$26	$34
Claims paying practices and NPL settlements (1)	1	7	5	7
Pool	—	—	—	—
Direct losses paid	9	18	31	41
Reinsurance	—	(1)	(1)	(2)
Net losses paid	9	17	30	39
LAE	2	3	6	10
Net losses and LAE paid	$11	$20	$36	$49

Average Claim Paid	$23,461	$36,138	$26,121	$35,580
(1) See Note 11 - “Loss Reserves” for additional information on our settlement of disputes for claims paying practices and commutations of NPLs.

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at September 30, 2022, December 31, 2021 and September 30, 2021 for the top 5 jurisdictions (based on the September 30, 2022 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	September 30, 2022	December 31, 2021	September 30, 2021
Florida	$57,393	$56,227	$57,029
Texas	52,111	51,037	52,220
Illinois	41,160	40,798	40,947
Pennsylvania	40,723	39,523	40,766
New York	75,236	74,836	75,473
All other jurisdictions	50,606	51,652	52,454
All jurisdictions	$51,403	$51,887	$52,744

The primary average RIF on all loans was $63,951, $59,518, and $57,867 at September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

MGIC Investment Corporation - Q3 2022 | 52

Loss reserves
Our primary delinquency inventory was 25,878 loans at September 30, 2022, representing a decrease of 22.3% from December 31, 2021 and 30.8% from September 30, 2021. Generally, a defaulted loan with more missed payments is more likely to result in a claim. We experienced a decrease in the number of delinquencies in inventory with twelve or more missed payments at September 30, 2022 when compared to December 31, 2021 and September 30, 2021. The decrease is primarily due to higher than expected cure activity. (See Note 11- “Loss Reserves,” table 11.4.)

The gross reserves at September 30, 2022, December 31, 2021, and September 30, 2021 appear in the table below.

Gross reserves
	September 30, 2022		December 31, 2021		September 30, 2021
Primary:
Direct case loss reserves (in millions)	$540		$795		$840
Direct IBNR and LAE reserves	59		82		86
Total primary direct loss reserves	$599		$877		$926

Ending delinquent inventory		25,878		33,290		37,379
Percentage of loans delinquent (delinquency rate)		2.17%		2.84%		3.20%
Average total primary loss reserves per delinquency		$23,128		$26,156		$24,597
Primary claims received inventory included in ending delinquent inventory		244		211		154

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$3		$4		$5
Without aggregate loss limits	1		2		2
Total pool direct loss reserves	$4		$6		$7

Ending default inventory:
With aggregate loss limits		287		313		344
Without aggregate loss limits		122		185		195
Total pool ending delinquent inventory		409		498		539
Pool claims received inventory included in ending delinquent inventory		4		1		6
Other gross reserves (2) (in millions)	$—		$1		$—
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per delinquency for our pool business.
(2)Other Gross Reserves includes direct and assumed reserves that are not included within our primary or pool loss reserves.

MGIC Investment Corporation - Q3 2022 | 53

The primary delinquency inventory for the top 15 jurisdictions (based on September 30, 2022 delinquency inventory) at September 30, 2022, December 31, 2021 and September 30, 2021 appears in the following table.

Primary delinquency inventory by jurisdiction
	September 30, 2022	December 31, 2021	September 30, 2021
Florida *	2,013	2,948	3,401
Texas	1,911	2,572	2,964
Illinois *	1,708	2,082	2,370
Pennsylvania *	1,500	1,672	1,768
New York *	1,421	1,674	1,808
California	1,340	1,852	2,218
Ohio *	1,227	1,458	1,657
Michigan	999	1,144	1,221
Georgia	958	1,272	1,439
New Jersey *	835	1,169	1,325
North Carolina	764	987	1,090
Maryland	715	929	1,053
Virginia	591	766	871
Indiana	574	736	783
Minnesota	574	725	840
All other jurisdictions	8,748	11,304	12,571
Total	25,878	33,290	37,379
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at September 30, 2022, December 31, 2021 and September 30, 2021 appears in the following table.

Primary delinquency inventory by policy year
	September 30, 2022	December 31, 2021	September 30, 2021
Policy year:
2004 and prior	2,486	2,829	2,915
2004 and prior %	10%	8%	8%
2005	1,456	1,703	1,792
2006	2,427	2,928	3,148
2007	3,860	4,973	5,437
2008	890	1,278	1,477
2005 - 2008%	33%	33%	32%
2009	52	84	97
2010	43	56	67
2011	52	79	96
2012	81	143	188
2013	270	441	551
2014	668	1,055	1,231
2015	957	1,542	1,817
2009 - 2015%	8%	10%	11%
2016	1,308	2,004	2,468
2017	1,781	2,949	3,656
2018	2,106	3,412	4,197
2019	1,893	3,340	4,165
2020	2,498	3,308	3,465
2021	2,688	1,166	612
2022	362	—	—
2016 and later %	49%	49%	49%

Total	25,878	33,290	37,379

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions, including decreasing home prices, can result in increasing claims following a period of declining claims. As of September 30, 2022, 78% of our primary RIF was written subsequent to December 31, 2019, 84% of our primary RIF was written subsequent to December 31, 2018, and 87% of our primary RIF was written subsequent to December 31, 2017. We expect the delinquency inventory to increase over the next several quarters primarily due to seasoning of the portfolio.

MGIC Investment Corporation - Q3 2022 | 54

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and nine months ended September 30, 2022 were $58.5 million and $166.7 million, respectively, compared with $53.9 million and $155.8 million, respectively, in the prior year periods. Underwriting and other expenses, net increased during the three and nine months ended September 30, 2022 compared with the same periods in the prior year primarily due to increases in expenses related to our investments in technology and data and analytics infrastructure, offset by a decrease in fees for professional and consulting services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Underwriting expense ratio	24.6%	21.9%	23.3%	21.3%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio in the three and nine months ended September 30, 2022 increased compared with the same periods in the prior year primarily due to an increase in underwriting expenses and slight decreases in net premiums written.

Loss on debt extinguishment
In the third quarter of 2022, the $11.6 million loss on debt extinguishment reflects a $4.8 million loss on the repurchase of $14.0 million in aggregate principal of our 9% Debentures and a loss of $6.8 million on the redemption of our 2023 Senior Notes at costs that were in excess of their carrying value.

In the first nine months of 2022, the $40.1 million loss on debt extinguishment reflects loss of $32.0 million on the repurchase of $88.9 in aggregate principal of our 9% Debentures, a loss of $6.8 million on the redemption of our 2023 Senior Notes at costs in excess of their carrying value, and a prepayment fee of $1.3 million on the repayment of our FHLB advance.
Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except rate)	2022	2021	2022	2021
Income before tax	$314.3	$199.7	$849.6	$583.2
Provision for income taxes	$64.6	$41.8	$175.7	$122.2
Effective tax rate	20.6%	20.9%	20.7%	21.0%

Our effective tax rate for the three and nine months ended September 30, 2022 and 2021 approximated the statutory tax rate of 21%.

MGIC Investment Corporation - Q3 2022 | 55

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2021.

Consolidated balance sheets - Assets

(in thousands)	September 30, 2022	December 31, 2021	% Change
Investments	$5,415,717	$6,606,749	(18)
Cash and cash equivalents	249,758	304,958	(18)
Premiums receivable	57,654	56,540	2
Reinsurance recoverable on loss reserves	46,384	66,905	(31)
Deferred incomes taxes, net	122,228	—	N/M
Other assets	262,375	289,856	(9)
Total Assets	$6,154,116	$7,325,008	(16)

Investments - Our investments decreased to $5.4 billion as of September 30, 2022 from $6.6 billion as of December 31, 2021. The decrease is primarily due to a decrease in the fair value of our investment portfolio due to the increase in the prevailing market interest rates and the use of our investment portfolio to reduce debt outstanding.

The average duration and investment yield of our investment portfolio as of September 30, 2022 and December 31, 2021 are shown in the table below.

Portfolio duration and embedded investment yield
	September 30, 2022	December 31, 2021
Duration (in years)	4.4	4.5
Pre-tax yield (1)	2.9%	2.5%
After-tax yield (1)	2.3%	2.1%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of September 30, 2022 and December 31, 2021 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
September 30, 2022	19%	27%	34%	20%
December 31, 2021	18%	26%	36%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.

Cash and cash equivalents (including restricted) - Our cash and cash equivalents balance decreased to $250 million as of September 30, 2022, from $305 million as of December 31, 2021, as net cash generated from operating activities was offset by cash used in investing and financing activities.

Income Taxes - Our current income tax liability was $6.4 million and $3.3 million at September 30, 2022 and December 31, 2021, respectively, and is included as a component of other liabilities in our consolidated balance sheets. Our deferred tax asset was $122.2 million at September 30, 2022. Our deferred income tax liability was $39.4 million at December 31, 2021 and is included as a component of other liabilities in our consolidated balance sheets. The change in our deferred income tax asset and liability was primarily due to the tax effect of unrealized losses generated by the investment portfolio during the first nine months of 2022. We owned $595.7 million and $426.3 million of tax and loss bonds at September 30, 2022 and December 31, 2021, respectively.

Consolidated balance sheets - Liabilities and equity

(in thousands)	September 30, 2022	December 31, 2021	% Change
Loss reserves	$603,370	$883,522	(32)
Unearned premiums	207,935	241,690	(14)
Long-term debt	662,653	1,146,712	(42)
Other liabilities	140,097	191,702	(27)
Total Liabilities	$1,614,055	$2,463,626	(34)
Common stock	371,353	371,353	—
Paid-in capital	1,792,043	1,794,906	—
Treasury stock	(970,870)	(675,265)	44
Accumulated other comprehensive income (loss), net of tax	(495,525)	119,697	(514)
Retained earnings	3,843,060	3,250,691	18
Shareholders’ equity	$4,540,061	$4,861,382	(7)

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased by 32% to $603 million as of September 30, 2022, from $884 million as of December 31, 2021. Reinsurance recoverables on loss reserves were $46 million and $67 million as of September 30, 2022 and December 31, 2021, respectively. The decrease in loss reserves is primarily due to favorable development of $327.5 million on previously received delinquency notices, partially offset by loss reserves established on new delinquency notices.

Long-term debt - Our long-term debt decreased to $662.7 million as of September 30, 2022 from $1,146.7 million as of December 31, 2021. In 2022 we repurchased $88.9 million in aggregate principal amount of our 9% Debentures, repaid the outstanding balance of the FHLB Advance of $155.0 million and we redeemed the $242.3 million of aggregate principal outstanding on our 5.75% Senior Notes due in 2023.

Shareholder’s equity - The decrease in shareholders’ equity represents a decrease in the fair value of our investments portfolio, repurchases of our common stock and dividends paid, partially offset by net income in the first nine months of 2022.

MGIC Investment Corporation - Q3 2022 | 56

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

Summary of consolidated cash flows
	Nine Months Ended September 30,
(In thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$483,793	$512,410
Investing activities	380,962	(398,173)
Financing activities	(919,955)	(225,005)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(55,200)	$(110,768)
Net cash provided by operating activities for the nine months ended September 30, 2022 decreased compared to the same period of 2021 primarily due to an increase in income taxes paid, increase in underwriting and operating expenses paid, decrease in investment income, increase in realized losses, and a decrease in premiums received. This was partially offset by decreases in losses paid and the reinsurance recoverable on paid losses.

We also have purchase obligations totaling approximately $25 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $21.4 million for our purchase obligations.

Net cash provided by investing activities for the nine months ended September 30, 2022 primarily reflects sales and maturities of fixed income and equity securities during the period that exceeded purchases as proceeds were used in financing activities. Net cash used in investing activities for the nine months ended September 30, 2021 primarily reflects purchases of fixed income and equity securities during the period that exceeded sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment.

Net cash used in financing activities for the nine months ended September 30, 2022 primarily reflects repurchase of our common stock, repayment of our 5.75% Notes and our FHLB Advance, the repurchase of a portion of our 9% Debentures and dividends to shareholders. Net cash used in financing activities for the nine months ended September 30, 2021 primarily reflects share repurchases and dividends to shareholders.
Capitalization
Debt - holding company
As of September 30, 2022, our holding company’s debt obligations were $0.7 billion in aggregate principal amount consisting of our 5.25% Notes, and 9% Debentures. In the first nine months of 2022 we repurchased $88.9 million in aggregate principal amount of our 9% Debentures resulting in a reduction in our potentially dilutive shares by approximately 6.8 million shares. We also redeemed the $242.3 million of aggregate principal outstanding on our 5.75% Notes due in 2023.

Liquidity analysis - holding company
As of September 30, 2022, we had approximately $352 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, repurchase debt, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal sources of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the first nine months of 2022 we paid $81.5 million in dividends to shareholders. On October 27, 2022, our Board of Directors declared a quarterly cash dividend of $0.10 per share, per share to shareholders of record on November 10, 2022, payable on November 23, 2022.

In the first nine months of 2022, our holding company cash and investments decreased by $311 million to $352 million as of September 30, 2022. The net unrealized losses on our holding company investment portfolio were approximately $15.6 million at September 30, 2022 and the portfolio had a modified duration of approximately 1.6 years.

MGIC Investment Corporation - Q3 2022 | 57

Significant cash and investments inflows at our holding company during the first nine months:
•$400.0 million dividends received,
•$93.8 million intercompany tax receipts, and
•$6.1 million of investment income.

Significant cash outflows at our holding company during the first nine months:
•$303.1 million of net share repurchase transactions,
•$248.4 million of 5.75% Notes redemption
•$120.9 million of 9% Debenture repurchases,
•$81.3 million of cash dividends paid to shareholders, and
•$52.0 million of interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures.

MGIC paid cash dividends to our holding company of $400 million in the nine months ended September 30, 2022. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. In November, 2022, MGIC paid a $400 million dividend to our holding company.

In the first nine months of 2022, we repurchased 21.7 million shares of our common stock using $306.2 million of holding company cash. As of September 30, 2022 we had remaining authorization to repurchase $193.8 million of our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. In October 2022, we repurchased an additional $2.6 million shares totaling $33.2 million under the remaining authorization.

During the nine months ending September 30, 2022, we repurchased $88.9 million in aggregate principal amount of our 9% Debentures at a purchase price of $120.9 million plus accrued interest. We also redeemed the outstanding principal balance of the 5.75% Notes at a purchase price of $248.4 million plus accrued interest.

Scheduled debt maturities beyond the next twelve months include $650.0 million of our 5.25% Notes in 2028, and $21.3 million of our 9% Debentures in 2063. Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option under the terms of their issuance, in which case our corresponding obligation will be eliminated.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.25% Notes and 9% Debentures approximating $36 million and dividends to shareholders. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

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

Debt at subsidiaries
MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. In the first quarter of 2022, we prepaid the outstanding principal balance of $155.0 million on the FHLB Advance at a prepayment price of $156.3 million, incurring a prepayment fee of $1.3 million.

Capital Adequacy
PMIERs
As of September 30, 2022, MGIC’s Available Assets under the PMIERs totaled approximately $5.9 billion, an excess of approximately $2.6 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.5 billion of capital credit under the PMIERs as of September 30, 2022. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

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

MGIC Investment Corporation - Q3 2022 | 58

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	September 30, 2022	December 31, 2021
RIF - net (1)	53,699	$50,298
Statutory policyholders’ surplus	1,228	1,217
Statutory contingency reserve	4,461	4,056
Statutory policyholders’ position	$5,689	$5,273
Risk-to-capital	9.4:1	9.5:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.4 billion at September 30, 2022 and $1.8 billion December 31, 2021) for which loss reserves have been established.

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

MGIC Investment Corporation - Q3 2022 | 59

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by those 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2022, the modified duration of our fixed income investment portfolio was 4.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.4% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2022 | 60

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

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our Risk Factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarters ended March 31, 2022, June 30, 2022, and September 30, 2022. The risk factors in the 10-K, as supplemented by those 10-Qs and this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Risk Factors Related to Global Events
The COVID-19 pandemic may materially impact our future financial results, business, liquidity and/or financial condition.
The COVID-19 pandemic materially impacted our 2020 financial results. While the initial impact of COVID-19 on our business has moderated, the extent to which COVID-19 may materially impact our future financial results, business, liquidity and/or financial condition is uncertain and cannot be predicted. The magnitude of any future impact could be influenced by various factors, including the length and severity of the pandemic in the United States, efforts to reduce the transmission of COVID-19, the level of unemployment, government initiatives and actions taken by Fannie Mae and Freddie Mac (the "GSEs") (including mortgage forbearance and modification programs), and the overall effects of COVID-19 on the economy.

The COVID-19 pandemic may impact our business in various ways, including the following which are described in more detail in the remainder of these risk factors:
•Our incurred losses will increase if loan delinquencies increase. We establish reserves for insurance losses when delinquency notices are received on loans that are two or more payments past due and for loans we estimate are delinquent prior to the close of the accounting period but for which delinquency notices have not yet been received (which are included in “IBNR”). In addition, our estimates of the number of delinquencies for which we will ultimately receive claims, and the amount, or severity, of each claim, may increase.
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
•Our access to the reinsurance and capital markets may be limited and the terms under which we are able to access such markets may be negatively impacted.
Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.
Losses result from events that reduce a borrower’s ability or willingness to make mortgage payments, such as unemployment, health issues, changes in family status, and decreases in home prices that result in the borrower's mortgage balance exceeding the net value of the home. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect home prices.
High levels of unemployment may result in an increasing number of loan delinquencies and an increasing number of insurance claims; however, unemployment is difficult to predict given the uncertainty in the current market environment, including as a result of global events such as the COVID-19 pandemic, the Russia-Ukraine war, and the possibility of an economic recession. Since the beginning of 2021, inflation has increased dramatically. The impact that higher inflation rates will have on loan delinquencies is unknown.
The seasonally-adjusted Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices fell nationwide in August 2022, down 0.7% from the previous month. The 12 month change in home prices remains at historically high rates, but the rate of growth is moderating: it increased by 6.6% in the first eight months of 2022, after increasing 8.0% during the first five months of 2022, and 17.9%, 11.7%, and 5.9% in 2021, 2020 and 2019, respectively. The national average price-to-income ratio exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Affordability issues and the significant increase in interest rates in recent months has put downward pressure on home prices. Recent third-party forecasts predict that home prices will decline further. This decline may occur even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.

MGIC Investment Corporation - Q3 2022 | 61

Reinsurance may not always be available or its cost may increase.
We have in place QSR and XOL reinsurance transactions providing various amounts of coverage on 94% of our risk in force as of September 30, 2022. Refer to Part 1, Note 4 – “Reinsurance” and Part 1, Item 2 “Consolidated Results of Operations – Reinsurance Transactions” of our Quarterly Report on Form 10-Q, for more information about coverage under our reinsurance transactions. The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the capital that we are required to hold to support the risk and they allow us to earn higher returns on our business than we would without them. However, reinsurance may not always be available to us or available on similar terms, the reinsurance transactions subject us to counterparty credit risk, and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. Most of our XOL transactions were entered into in capital market transactions with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). Our access to reinsurance may be disrupted and the terms under which we are able to obtain reinsurance may be less attractive than in the past due to volatility stemming from circumstances such as higher interest rates, increased inflation, global events such as the Russia-Ukraine war, and other factors. In 2022, execution of transactions for XOL reinsurance through the ILN market has been more challenging, with increased pricing, transactions being down-sized, and generally fewer transactions being executed by mortgage insurers. If we are unable to obtain reinsurance for our insurance written, the capital required to support our insurance written will not be reduced as discussed above and our returns may decrease absent an increase in our premium rates. An increase in our premium rates may lead to a decrease in our NIW.
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
At September 30, 2022 MGIC’s risk-to-capital ratio was 9.4 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.7 billion above the required MPP of $2.0 billion. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our quota share reinsurance and excess of loss transactions in the ILN market and traditional reinsurance market with unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under the State Capital
Requirements, MGIC may terminate the reinsurance transactions, without penalty.
The NAIC previously announced plans to revise the State Capital Requirements that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although certain items were not completely addressed by the framework, including the treatment of ceded risk and minimum capital floors. In October 2022, the NAIC working group released a revised exposure draft of the Mortgage Guaranty Insurance Model Act that does not include changes to the capital requirements of the existing Model Act.
While MGIC currently meets the State Capital Requirements of Wisconsin and all other jurisdictions, it could be prevented from writing new business in the future in all jurisdictions if it fails to meet the State Capital Requirements of Wisconsin, or it could be prevented from writing new business in a particular jurisdiction if it fails to meet the State Capital Requirements of that jurisdiction, and in each case if MGIC does not obtain a waiver of such requirements. It is possible that regulatory action by one or more jurisdictions, including those that do not have specific State Capital Requirements, may prevent MGIC from continuing to write new insurance in such jurisdictions. If we are unable to write business in a particular jurisdiction, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the future ability of our insurance operations to meet the State Capital Requirements or the PMIERs may affect its willingness to procure insurance from us. In this regard, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses.” A possible future failure by MGIC to meet the State Capital Requirements or the PMIERs will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. You should read the rest of these risk factors for information about matters that could negatively affect MGIC’s compliance with State Capital Requirements and its claims paying resources.

MGIC Investment Corporation - Q3 2022 | 62

Risk Factors Relating to Our Business Generally
We are subject to the risk of legal proceedings.
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to herein as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent years, an immaterial percentage of claims received have been resolved by rescissions. In the first three quarters of 2022 and in 2021, curtailments reduced our average claim paid by approximately 7.7% and 3.9%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans decreased our claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once foreclosure activity returns to a more typical level. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.
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
We have been named as a third-party defendant in a lawsuit that involves refunds of mortgage insurance premiums under the Homeowners Protection Act. We are monitoring litigation addressing similar issues in which we have not been named a defendant. We are unable to assess the potential impact of any such litigation at this time. In addition, from time to time, we are involved in other disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.
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
The percentage of our NIW from all single premium policies was 4.4% in the first three quarters of 2022 and 7.4% in full year 2021, and has ranged from 4.4% in 2022 to 19.0% in 2017. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
As discussed in our risk factor titled "Reinsurance may not always be available or its cost may increase," we have in place various QSR transactions. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses incurred. We also have in place various XOL reinsurance transactions under which we cede premiums. Under the XOL reinsurance transactions, for the respective reinsurance coverage periods, we retain the first layer of aggregate losses and the reinsurers provide second layer coverage up to the outstanding reinsurance coverage amount.
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield because an increasing percentage of our insurance in force is from recent book years whose premium rates had been trending lower.
Our ability to rescind insurance coverage became more limited for new insurance written beginning in mid-2012, and it became further limited for new insurance written under our revised master policy that became effective March 1, 2020. These limitations may result in higher losses paid than would be the case under our previous master policies. In addition, our rescission rights temporarily have become more limited due to accommodations we made in connection with the COVID-19 pandemic. We waived our rescission rights in certain circumstances where the failure to make payments was associated with a COVID-19 pandemic-related forbearance.
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

MGIC Investment Corporation - Q3 2022 | 63

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of September 30, 2022, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (15.1%), mortgages with borrowers having FICO scores below 680 (7.2%), including those with borrowers having FICO scores of 620-679 (6.3%), mortgages with limited underwriting, including limited borrower documentation (0.8%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (15.2%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 4.4% of our primary risk in force as of September 30, 2022, and 3.4% of our NIW in the first three quarters of 2022 and less than one percent of our NIW in the first three quarters of 2021. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase. Our NIW on mortgages with LTV ratios greater than 95% increased from 11% in the first three quarters of 2021 to 13% in the first three quarters of 2022 and our NIW on mortgages with DTI ratios greater than 45% increased from 13% in the first three quarters of 2021 to 21% in the first three quarters of 2022.

From time to time, we change the processes we use to underwrite loans. For example: we rely on information provided to us by lenders that was obtained from certain of the GSEs’ automated appraisal and income verification tools, which may produce results that differ from the results that would have been determined using different methods; we accept GSE appraisal waivers for certain refinance loans, the numbers of which have increased significantly beginning in 2020; and we accept GSE appraisal flexibilities that allow property valuations in certain transactions to be based on appraisals that do not involve an onsite or interior inspection of the property. Our acceptance of automated GSE appraisal and income verification tools, GSE appraisal waivers and GSE appraisal flexibilities may affect our pricing and risk assessment. We also continue to further automate our underwriting processes and it is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes.
Approximately 72% of our first three quarters 2022 and 72% of our 2021 NIW was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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

MGIC Investment Corporation - Q3 2022 | 64

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended September 30, 2022.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
July 1, 2022	July 31, 2022	2,097,934	$13.31	2,097,934	$250,204,754
August 1, 2022	August 31, 2022	1,833,804	$14.75	1,833,804	$223,163,674
September 1, 2022	September 30, 2022	2,131,690	$13.77	2,131,690	$193,815,512
		6,063,428	$13.90	6,063,428

(1)In October 2021, our Board of Directors authorized a share repurchase program under which as of September 30, 2022, we may repurchase up to an additional $194 million of our common stock through the end of 2023. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2022 and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2022 | 65

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 2, 2022.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2022 | 66