Form 10-K
period 2022-12-31
MGIC INVESTMENT CORP
filed 2023-02-22
CIK 876437

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue
Milwaukee,	Wisconsin	53202
(Address of principal executive offices)		(Zip Code)
(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1 per share	MTG	New York Stock Exchange

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

MGIC Investment Corporation 2022 Form 10-K | 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 17, 2023, there were 290,428,422 shares of common stock of the registrant, par value $1.00 per share, outstanding.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2023 Annual Meeting of Shareholders, provided such Proxy Statement is filed within 120 days after December 31, 2022. If not so filed, the information provided in Items 10 through 14 of Part III will be included in an amended Form 10-K filed within such 120 day period.	Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

MGIC Investment Corporation 2022 Form 10-K | 2

MGIC Investment Corporation and Subsidiaries

MGIC Investment Corporation 2022 Form 10-K | 3

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

MGIC Investment Corporation 2022 Form 10-K | 4

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

MGIC Investment Corporation 2022 Form 10-K | 5

MGIC Investment Corporation and Subsidiaries

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

2015 QSR
Our QSR transaction that provided coverage on eligible NIW written prior to 2017

2017 QSR
Our QSR transaction that provided coverage on eligible NIW in 2017

2018 QSR
Our QSR transaction that provided coverage on eligible NIW in 2018

2019 QSR
Our QSR transaction that provided coverage on eligible NIW in 2019

2020 QSR
Our QSR transactions that provide coverage on eligible NIW in 2020

2021 QSR
Our QSR transactions that provide coverage on eligible NIW in 2021

2022 QSR
Our QSR transactions that provide coverage on eligible NIW in 2022

2023 QSR
Our QSR transactions that provide coverage on eligible NIW in 2023

Credit Union QSR
Our QSR transaction that provides coverage on eligible NIW from credit union institutions originated from April 1, 2020 through December 31, 2025

/ R
RESPA
Real Estate Settlement Procedures Act

MGIC Investment Corporation 2022 Form 10-K | 6

MGIC Investment Corporation and Subsidiaries

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
Residential mortgage-backed securities

/ S
State Capital Requirements
Under certain state regulations, the minimum amount of statutory capital relative to risk in force (or similar measure)

/ T
TILA
Truth in Lending Act

Traditional XOL Transaction
Excess-of-loss reinsurance transaction with a group of unaffiliated reinsurers that provides coverage on eligible NIW in 2022

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

MGIC Investment Corporation 2022 Form 10-K | 7

Item 1. Business
See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report.

A.    General
We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance, other mortgage credit risk management solutions, and ancillary services. In 2022, our total revenues were $1.2 billion and our primary NIW was $76.4 billion. As of December 31, 2022, our direct primary IIF was $295.3 billion and our direct primary RIF was $76.5 billion. For further information about our results of operations, see our consolidated financial statements in Item 8 and our MD&A in Item 7. As of December 31, 2022, our principal mortgage insurance subsidiary, MGIC, was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. During 2022, we wrote new insurance in each of those jurisdictions.
2023 BUSINESS STRATEGIES
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
2022 ACCOMPLISHMENTS
Following are several of our 2022 accomplishments that furthered our business strategies.
•Earned $865 million of net income ($2.79 per diluted share) for the year, compared to $635 million ($1.85 per diluted share) in 2021.
•Increased primary IIF by more than 7.6% year-over-year.
•Expanded our reinsurance program by securing quota share reinsurance covering the majority of our 2022 and 2023 NIW, and executing excess of loss reinsurance through an ILN and the traditional reinsurance market. These transactions allow us to better manage our risk profile and they provide an alternative source of capital.
•Paid $800 million of cash dividends from MGIC to our holding company. Maintained financial strength and capital flexibility while returning approximately $497 million in capital to shareholders:
◦Repurchased 8.7% of our shares outstanding at the beginning of the year.
◦Increased cash dividends by 25% in the second half of 2022.
•Repurchased $89 million of our 2063 Junior Convertible Debentures, which eliminated approximately 6.8 million potentially dilutive shares.
•Redeemed the outstanding principal balance of the 5.75% Senior Notes at a purchase price of $248 million plus accrued interest.
•Repaid the outstanding principal balance of the FHLB advance at a prepayment price of $156 million.
•Established a Transformation Management Office and Senior Leadership Team (the "SLT") to oversee technological investment governance and lead an enterprise-wide business prioritization process. Continued to transform our business processes along a number of dimensions, including modelling, pricing, data and analytics, application programming interfaces, sales and underwriting.
•Continued work on our Affordable Housing Strategy through ongoing participation in the Affordable Housing Advisory Board of the Mortgage Bankers Association and support of the Urban Institute's Housing Finance Innovation Forum, the National Housing Conference, the Coalition of Community Development Financial Institutions, the National Association of Hispanic Real Estate Professionals, the National Association of Real Estate Brokers, the National Conference of State Housing Agencies, and the National Association of Local Housing Finance Agencies.
•Made significant progress in our diversity, equity and inclusion ("DEI") work, including the formation of a DEI Council, leadership participation in DEI Workshops, and the creation of a DEI site on the Company's intranet page.

OVERVIEW OF THE PRIVATE MORTGAGE INSURANCE INDUSTRY AND ITS OPERATING ENVIRONMENT
We established the modern PMI industry in 1957 to provide a private market alternative to federal government insurance programs. PMI covers losses from homeowner defaults on residential mortgage loans, reducing, and in some instances eliminating, the loss to the insured institution.
Fannie Mae and Freddie Mac ("the GSEs") have been the major purchasers of the mortgage loans underlying new insurance written by private mortgage insurers. The GSEs purchase residential mortgage loans as part of their governmental mandate to provide liquidity in the secondary mortgage market. The GSEs cannot buy low down payment mortgage loans without certain forms of credit enhancement. Private mortgage insurance has generally been purchased by lenders in primary mortgage market transactions to satisfy this credit enhancement requirement. Therefore, PMI facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs and plays an important role in the housing finance system by assisting consumers, especially first-time and low- and medium-wealth homebuyers, to finance homes with low down payment mortgages. PMI also reduces the regulatory capital that depository institutions are required to hold against certain low down payment mortgages that they hold as assets.
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

MGIC Investment Corporation 2022 Form 10-K | 8

MGIC Investment Corporation and Subsidiaries

government took control of the GSEs through a conservatorship process. The FHFA is the conservator of the GSEs and has the authority to control and direct their operations.
In 2022 the GSEs submitted Equitable Housing Finance Plans to the FHFA. The Plans seek to advance equity in housing finance over a three year period and include potential changes to the GSEs’ business practices and policies. Specifically relating to mortgage insurance, (1) Fannie Mae’s Plan contemplates the creation of special purchase credit program(s) ("SPCPs") targeted to historically underserved borrowers with a goal of lowering costs for such borrowers through lower than standard mortgage insurance requirements; and (2) Freddie Mac’s Plan contemplates the creation of SPCPs targeted to historically underserved borrowers with the goals of (a) working with mortgage insurers to reduce costs for high LTV borrowers, and (b) updating mortgage insurance cancellation requirements. To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, including more broadly than through SPCPs, such changes may negatively impact the mortgage insurance industry.
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
The GSEs have private mortgage insurer eligibility requirements, or "PMIERs", for private mortgage insurers that insure loans delivered to or purchased by the GSEs. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In calculating Minimum Required Assets, we receive significant credit for risk ceded under our reinsurance transactions. See "Reinsurance" in this Item 1 for information about our reinsurance transactions and "Regulation – Direct Regulation" in this Item 1 for information about our compliance with the financial requirements of the PMIERs.
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
The COVID-19 pandemic had a material impact on our 2020 financial results. The increased level of unemployment and economic uncertainty resulted in an increase in the number of mortgage delinquencies for which we recorded increased loss reserves. After reaching 14.7% in April 2020, the unemployment rate declined through the end of 2021, and remained below 4% for most of 2022. The number of delinquent mortgages that we insure has also declined through the end of 2022, after reaching its recent peak in June 2020. The decline in delinquent mortgages that we insure, along with favorable loss reserve development in 2022 resulted in our losses incurred significantly decreasing in 2022 compared to 2021, and our net income significantly increasing. For a discussion of the various ways the COVID-19 pandemic may impact us in the future, see our Risk Factor titled "The COVID-19 pandemic may materially impact our business and future financial condition" in Item 1A.
In 2022, $405 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $585 for the full year of 2021, and $600 billion for full year 2020. The 2022 and 2021 volumes were significantly greater than the recent low in 2010 of $70 billion and greater than the volumes of 2001 through 2007 when, on average, approximately $311 billion of mortgages were insured with primary coverage by private mortgage insurers. The high 2021 and 2020 volumes resulted, in part, from historically low interest rates driving sustained borrower demand, including for refinances, and the effect that the COVID-19 pandemic had on demand for homes.
For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA, VA and USDA. The publication Inside Mortgage Finance estimates that in 2022, the FHA accounted for 26.7% of low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 24.7% in 2021 and 23.4% in 2020. Since 2012, the FHA’s market share has been as low as 23.4% (2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. The focus of the Presidential Administration on equitable housing finance and sustainable housing opportunities increases the likelihood of a reduction in the FHA’s mortgage insurance premium rates. Such a rate reduction would negatively impact our NIW; however, given the many factors that influence the FHA's market share, it is difficult to predict the impact. In addition, we also cannot predict how the factors that affect the FHA’s share of NIW will change in the future.
Inside Mortgage Finance estimates that in 2022, the VA accounted for 24.5% of all low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 30.2% in 2021 and 30.9% in 2020. Since 2012, the VA's market share has been as low as 22.8% (in 2013) and as high a 30.9% (in 2020). We believe that the VA’s market share grows as the number of borrowers that are eligible for the VA’s program increases and when eligible borrowers opt to use the VA program when refinancing their

MGIC Investment Corporation 2022 Form 10-K | 9

MGIC Investment Corporation and Subsidiaries

mortgages. The VA program offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount.
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
References in this document to amounts of insurance written or in force, risk written or in force, and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. Our new primary insurance written was $76.4 billion in 2022, compared to $120.2 billion in 2021 and $112.1 billion in 2020. The 2022 decrease compared to 2021 reflects a decrease in purchase mortgage originations we insured, as well as a decrease in refinance mortgage originations we insured.

MGIC Investment Corporation 2022 Form 10-K | 10

MGIC Investment Corporation and Subsidiaries

The following charts show, on a direct basis, our primary IIF and primary RIF as of December 31 for the years indicated.

Primary insurance and risk in force
(In billions)	2022	2021	2020	2019	2018
Primary IIF	$295.3	$274.4	$246.6	$222.3	$209.7
Primary RIF	76.5	69.3	61.8	57.2	54.1

For loans sold to a GSE, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2022, a substantial majority of our volume was on loans with GSE standard or higher coverage.
For loans that are not sold to the GSEs, the lender determines the coverage percentage from those that we offer. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim. We charge higher premium rates for higher coverage percentages. However, there can be no assurance that the higher premium rates adequately reflect the risks associated with higher coverage percentages. In accordance with GAAP for the mortgage insurance industry, loss reserves are only established for policies covering delinquent loans. Historically, because relatively few delinquencies occur in the early years of a book of business, the higher premium revenue from higher coverage has been recognized before any significant higher losses resulting from that higher coverage may be incurred. For more information, see “Exposure to Catastrophic Loss; Delinquencies; Claims; Loss Mitigation.”
In general, mortgage insurance coverage cannot be terminated by the insurer. However, subject to certain restrictions on our rescission rights as specified in our insurance policy, we may terminate or rescind coverage for, among other reasons, non-payment of premium, certain material misrepresentations and fraud in connection with the application for the insurance policy. Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages.
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
Mortgage insurance for loans secured by one-family, primary residences can be canceled under the Homeowners Protection Act (“HOPA”). In general, HOPA requires a servicer to cancel the mortgage insurance if a borrower requests cancellation when the principal balance of the loan is first scheduled to reach 80% of the original value of the property, or reaches that percentage through payments, if 1) the borrower is current on the loan and has a “good payment history” (as defined by HOPA), 2) if required by the mortgage owner, the borrower provides evidence that the value of the property has not declined below the original value, and 3) if required by the mortgage owner, the borrower certifies that the borrower’s equity in the property is not subject to a subordinate lien. Additionally, HOPA requires mortgage insurance to terminate automatically when the principal balance of the loan is first scheduled to reach 78% of the original value of the property and the borrower is current on loan payments or thereafter becomes current. Annually, servicers must inform borrowers of their right to cancel or terminate mortgage insurance. The provisions of HOPA described above apply only to borrower paid mortgage insurance, which is described below.
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
The percentage of NIW on loans representing refinances was 3% for 2022, compared to 20% for 2021 and 36% for 2020. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be NIW. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and NIW. When a lender and borrower modify a loan rather than replace it with a new one or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans are not included in our NIW.
In addition to varying with the coverage percentage, our premium rates for insurance have varied depending upon the perceived risk of a claim on the insured loan and thus have taken into account, among other things, the LTV ratio, the borrower’s credit score and DTI ratio, the number of borrowers, the property location, the mortgage term and whether the property is the borrower’s primary residence. In recent years, the mortgage insurance industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i)pricing systems that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans, both of which typically have rates lower than the standard rate card.

The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry refers to the related mortgage insurance as “borrower-paid” or BPMI. If the borrower is not required to pay the premium and

MGIC Investment Corporation 2022 Form 10-K | 11

MGIC Investment Corporation and Subsidiaries

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
During 2022, 2021 and 2020, the single premium plan represented approximately 4%, 7% and 9%, respectively, of our NIW. The monthly premium plan represented approximately 96%, 93% and 91%, respectively. The annual premium plan represented less than 1% of NIW in each of those years. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
Pool and Other Insurance. Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the amount of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. We have written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, we may write pool risk in the future. As of December 31, 2022, our direct pool RIF was $276 million ($196 million on pool policies with aggregate loss limits and $80 million on pool policies without aggregate loss limits).

In connection with the GSEs' credit risk transfer programs, we provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs.
MORTGAGE INSURANCE PORTFOLIO
Geographic Dispersion. The following tables reflect the percentage of primary RIF in the top 10 jurisdictions and top 10 core-based statistical areas at December 31, 2022.

Top 10 jurisdictions – RIF

California	8.3%
Texas	7.6%
Florida	6.7%
Pennsylvania	4.9%
Illinois	4.2%
Virginia	3.9%
North Carolina	3.8%
Ohio	3.7%
Georgia	3.7%
New York	3.5%
Total	50.3%

Top 10 core-based statistical areas – RIF

Washington-Arlington-Alexandria	3.2%
Atlanta-Sandy Springs-Roswell	2.7%
Chicago-Naperville-Arlington Heights	2.7%
Houston-Woodlands-Sugar Land	2.3%
Minneapolis-St. Paul-Bloomington	1.9%
Los Angeles-Long Beach-Glendale	1.7%
Phoenix-Mesa-Scottsdale	1.7%
Dallas-Plano-Irving	1.6%
Philadelphia	1.6%
Riverside-San Bernardino	1.5%
Total	20.9%
The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

MGIC Investment Corporation 2022 Form 10-K | 12

MGIC Investment Corporation and Subsidiaries

Policy Year. The following table sets forth the dispersion and certain statistics associated with our primary IIF and RIF as of December 31, 2022, by year(s) of policy origination since we began operations in 1985.

Primary insurance in force and risk in force by policy year
($ in millions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate %	Cede Rate %	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1,475	0.5%	$411	0.5%	7.3%	13.1%	—%	N.M.
2005-2008	11,610	3.9%	3,083	4.0%	6.9%	10.9%	—%	4.8%
2009-2015	6,457	2.2%	1,754	2.3%	4.3%	4.7%	—%	3.6%
2016	6,527	2.2%	1,749	2.3%	3.9%	3.2%	—%	13.6%
2017	7,839	2.7%	2,059	2.7%	4.2%	3.8%	—%	15.9%
2018	8,106	2.7%	2,081	2.8%	4.8%	4.4%	—%	16.2%
2019	17,285	5.9%	4,447	5.8%	4.1%	2.2%	1.5%	26.6%
2020	64,659	21.9%	16,204	21.2%	3.2%	1.0%	28.7%	56.6%
2021	100,796	34.1%	26,004	34.0%	3.1%	0.9%	29.2%	85.5%
2022	70,545	23.9%	18,680	24.4%	4.8%	0.4%	30.4%	96.4%
Total	$295,298	100.0%	$76,472	100.0%

MGIC Investment Corporation 2022 Form 10-K | 13

MGIC Investment Corporation and Subsidiaries

Product Characteristics. The following table reflects, at the dates and by the categories indicated, the total dollar amount of primary RIF and the percentage of that primary RIF, as determined on the basis of information available on the date of mortgage origination.

Characteristics of primary risk in force

	December 31, 2022	December 31, 2021
Primary RIF (In millions):	$76,472	$69,337
Loan-to-value ratios:
95.01% and above	15.2%	14.7%
90.01 - 95.00%	52.0%	50.4%
85.01 - 90.00%	27.2%	28.1%
80.01 - 85.00%	5.4%	6.4%
80% and below	0.2%	0.4%
Total	100.0%	100.0%
Debt-to-income ratios:
45.01% and above	15.6%	13.6%
38.01% - 45.00%	31.6%	31.5%
38% and below	52.8%	54.9%
Total	100.0%	100.0%
Loan Type:
Fixed(1)	99.5%	99.4%
ARMs(2)	0.5%	0.6%
Total	100.0%	100.0%
Original Insured Loan Amount:(3)
Conforming loan limit and below	97.3%	97.5%
Non-conforming	2.7%	2.5%
Total	100.0%	100.0%
Mortgage Term:
15-years and under	1.1%	1.7%
Over 15 years	98.9%	98.3%
Total	100.0%	100.0%
Property Type:
Single-family detached	86.9%	86.9%
Condominium/Townhouse/Other attached	12.5%	12.4%
Other(4)	0.6%	0.7%
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	97.8%	97.4%
Second home	2.1%	2.4%
Investor property	0.1%	0.2%
Total	100.0%	100.0%
Documentation:
Reduced:(5)
Stated	0.6%	0.7%
No	0.2%	0.3%
Full documentation	99.2%	99.0%
Total	100.0%	100.0%

MGIC Investment Corporation 2022 Form 10-K | 14

MGIC Investment Corporation and Subsidiaries

Characteristics of primary risk in force

	December 31, 2022	December 31, 2021
FICO Score:(6)
760 and greater	42.2%	42.1%
740 - 759	17.7%	17.2%
720 - 739	14.1%	13.7%
700 - 719	11.1%	11.1%
680 - 699	7.7%	7.9%
660 - 679	3.3%	3.3%
640 - 659	1.9%	2.2%
639 and less	2.0%	2.5%
Total	100.0%	100.0%
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
(2)Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at each of December 31, 2022 and 2021, represented and 0.1%, respectively, of primary RIF. As indicated in note (1), does not include ARMs in which the initial interest rate is fixed for at least five years. For both December 31, 2022 and 2021, ARMs with LTV ratios in excess of 90% represented 0.1%, of primary RIF, respectively.
(3)Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs will purchase. The conforming loan limit for one unit properties was $510,400 for 2020, $548,250 for 2021, and $647,200 for 2022, and is $726,200 for 2023. The limit for high cost communities has been higher and is $1,089,300 for 2023. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
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
(6)Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for NIW in 2022 was 747 compared to 749 in 2021. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

MGIC Investment Corporation 2022 Form 10-K | 15

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
Other. We provide insurance and reinsurance related to certain mortgages under GSE credit risk transfer programs. The amount of risk associated with these transactions is currently $226 million.
CUSTOMERS
Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers generated 33% of our NIW on a flow basis in 2022, 36% in 2021 and 41% in 2020. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, or our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments). Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.
SALES AND MARKETING AND COMPETITION
Sales and Marketing. Our employees sell our insurance products throughout all regions of the United States, Puerto Rico, and Guam.
Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state government and quasi-governmental agencies, principally the FHA and the VA. The FHA, VA and USDA sponsor government-backed mortgage insurance programs, and it is estimated that during 2022, they accounted for a combined approximately 52.8% of the total low down payment residential mortgages which were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 56.8% and 56.1% in 2021 and 2020, respectively. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.
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
The U.S. PMI industry currently consists of six active mortgage insurers and their affiliates, including MGIC. Our market share (as measured by NIW) was 18.9% in 2022, compared to 20.6% in 2021 and 18.7% in 2020, in each case excluding HARP refinances. (source: Inside Mortgage Finance).
If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our insurance subsidiaries, our future new insurance written could be negatively affected. Our ability to participate in the non-GSE residential mortgage-backed securities market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. Although the current PMIERs of each of the GSEs do not require an insurer to maintain minimum financial strength ratings, the GSEs consider financial strength ratings to be important when using forms of credit enhancement other than traditional mortgage insurance.

In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, enterprise risk management and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time. At the time that this annual report was finalized, the financial strength of MGIC was rated A- (with a stable outlook) by A.M. Best, A3 (with a stable outlook) by Moody’s Investors Service and BBB+ (with a stable outlook) by Standard & Poor’s Rating Services.

MGIC Investment Corporation 2022 Form 10-K | 16

MGIC Investment Corporation and Subsidiaries

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
Risk Governance. The Company maintains a Senior Management Oversight Committee (“SMOC”) that, at the management level, serves as its primary risk management governance organization. The SMOC oversees the Company’s ERM framework; maintains an enterprise view of risk across a set of identified key risks that may exist from time to time (see “Risk Identification and Assessment” below); and provides support and reporting to the Risk Management Committee of the Company’s Board of Directors (“RMC”). The SMOC, of which the CEO is a member, is chaired by the Company’s Executive Vice President and Chief Risk Officer, who is the principal management liaison to the RMC.
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
Corporate Sustainability Risk Governance. The Company maintains a Corporate Sustainability Executive Council that, at the management level, supports the Company's on-going commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to the Company. In performing this general responsibility, the Council has discretion to: adopt the Company’s general strategy with respect to sustainability matters; identify current and emerging sustainability issues that may affect the Company’s business, strategy, operations, performance, or public image; make recommendations regarding policies, practices, procedures, or disclosures to address sustainability matters; oversee the Company’s internal and external reporting and disclosures surrounding sustainability matters; and advise on material concerns of shareholders or stakeholders regarding sustainability matters. The Corporate Sustainability Executive Council will make regular reports to the SLT and to the relevant Committee(s) of the Board of Directors of the Company.
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
Risk Identification and Assessment. On a regular basis, the Company monitors key risks with a focus on identifying risks or changes to risks with the greatest impact on the Company's ability to accomplish its strategic goals. In addition to the ongoing monitoring, the Company also identifies key risks in a bottom up process facilitated through questionnaires and discussions during an annual compliance and risk forum with co-workers across all business functions. The results of the identification process are reported to and reviewed annually by the SMOC and presented to the RMC and/or the full Board.
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

MGIC Investment Corporation 2022 Form 10-K | 17

MGIC Investment Corporation and Subsidiaries

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
•for variable payment loans when the reset interest rate significantly exceeds the interest rate at the time of loan origination;
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

We charge higher premium rates to reflect the increased risk of claim incidence that we perceive is associated with a loan. Not all higher risk characteristics are reflected in our premium rates; however, in 2019 we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were considered in 2018. There can be no assurance that our premium rates adequately reflect the increased risk, particularly in a period of economic recession, high unemployment, slowing home price appreciation or home price declines, or when extraordinary events occur, such as the Covid-19 pandemic, the Russia-Ukraine war, periods of extreme inflation, or environmental disasters related to changing climactic conditions. For additional information, see our risk factors in Item 1A, including the one titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.”

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
Delinquencies. The claim cycle on PMI generally begins with the insurer’s receipt of notification of a delinquency on an insured loan from the loan servicer. For reporting purposes, a loan is generally considered to be delinquent when it is two or more payments past due. Most servicers report delinquent loans to us within this two month period. The incidence of delinquency is affected by a variety of factors, including macroeconomic conditions, the level of borrower income growth, unemployment, health issues, family status, the level of interest rates, rates of home price appreciation or depreciation and general borrower creditworthiness. Delinquencies that are not cured result in a claim to us. See “– Claims.” Delinquencies may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage. In addition, when a policy is rescinded or a claim is denied we remove the loan from our delinquency inventory.

MGIC Investment Corporation 2022 Form 10-K | 18

MGIC Investment Corporation and Subsidiaries

The following table shows the number of insured primary and pool loans, the related number of delinquent loans and the percentage of delinquent loans, or delinquency rate, as of December 31, 2018-2022.

Delinquency statistics for the MGIC book

	December 31,
	2022	2021	2020	2019	2018
Primary Insurance:
Insured loans in force	1,180,419	1,164,984	1,126,079	1,079,578	1,058,292
Delinquent loans	26,387	33,290	57,710	30,028	32,898
Delinquency rate – all loans	2.2%	2.8%	5.1%	2.8%	3.1%
Defaulted loans in our claims received inventory	267	211	159	538	809

Pool Insurance:
Insured loans in force	14,987	16,342	18,288	20,318	23,675
Delinquent loans	391	498	680	653	859
Delinquency rate	2.6%	3.1%	3.7%	3.2%	3.6%
Different geographical areas may experience different delinquency rates due to varying localized economic conditions from year to year and the amount of time it takes for foreclosures to be completed for uncured delinquencies. The primary delinquency rate for the top 15 jurisdictions (based on December 31, 2022 delinquency inventory) at December 31, 2022, 2021, and 2020 appears in table the below.

Primary delinquency rate by jurisdiction

	2022	2021	2020
Florida *	3.1%	3.7%	7.5%
Texas	2.3%	3.1%	6.1%
Illinois *	2.6%	3.4%	5.9%
Pennsylvania *	2.2%	2.5%	4.0%
New York *	3.5%	4.3%	6.9%
California	2.2%	3.2%	6.1%
Ohio *	2.2%	2.4%	4.0%
Michigan	1.9%	2.4%	4.0%
Georgia	2.3%	3.1%	6.2%
New Jersey *	2.9%	4.1%	7.0%
North Carolina	1.7%	2.3%	4.2%
Maryland	2.4%	3.3%	6.0%
Indiana	2.3%	2.8%	4.4%
Virginia	1.4%	1.9%	4.2%
Minnesota	1.6%	2.0%	3.5%
All other jurisdictions	2.0%	2.6%	4.6%

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
The primary delinquency inventory in those same jurisdictions at December 31, 2022 and 2021 appears in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Loss Reserves,” in Item 7.

Claims. Claims result from delinquencies that are not cured or a short sale that we approve. Whether a claim results from an uncured delinquency depends, in large part, on the borrower’s equity in the home at the time of delinquency, the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the delinquency. Various factors affect the frequency and amount of claims, including local home prices and employment levels, and interest rates. If a delinquency goes to claim, any renewal premiums collected to insure the loan during the time period between the last paid installment and the claim payment is returned to the servicer along with the claim payment.

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). For several years, the average time it took to receive a claim associated with a delinquency increased significantly from our historical experience of approximately twelve months. This was, in part, due to new loss mitigation protocols established by servicers and to changes in some state foreclosure laws that may have included, for example, a requirement for additional review and/or mediation processes. Prior to the second quarter of 2020, we had begun to experience a decline in the average time it took servicers to process foreclosures, which had reduced the average time to receive a claim associated with new delinquencies that did not cure. Generally, the longer the period between delinquency and claim filing, the greater the size of the claim, or “severity.” It is difficult to estimate how long it may take for current and future delinquencies that do not cure to develop into paid claims. In light of the uncertainty caused by the COVID-19 pandemic, including the impact of foreclosure moratoriums and forbearance programs, the average number of missed payments at the time a claim is received has increased.

The majority of loans we insured from 2005 through 2008 (which represent 32% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of accumulated interest that an insured may include in a claim. Under our current

MGIC Investment Corporation 2022 Form 10-K | 19

MGIC Investment Corporation and Subsidiaries

master policy terms, an insured can include accumulated interest only for the first three years the loan is delinquent.

Other determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts, and local market conditions. For information about our primary average claim paid, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Net Losses and LAE Paid,” in Item 7.

Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we generally have the option to either (1) pay the coverage percentage specified for the insured loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property (we have elected this option for the majority of claim payments in the recent past), (2) pay the loss on the sale of the property if it has already been sold (calculated by subtracting the sale proceeds from the claim amount) or (3) pay 100% of the claim amount in exchange for conveyance to us of good and marketable title to the property. After we receive title to a property, we sell it for our own account. If we fail to pay a claim timely, we are subject to additional interest expense.

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are typically received during the first two years following issuance of coverage on a loan. The highest level of claim activity has typically occurred in the third and fourth years after the year of loan origination. Thereafter, the number of claims received has typically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or home price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the typical pattern for other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books of business increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2022, 80% of our primary RIF was written subsequent to December 31, 2019, 85% of our primary RIF was written subsequent to December 31, 2018, and 88% of our primary RIF was written subsequent to December 31, 2017. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Loss Mitigation. Before paying a claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. Our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In each of 2022 and 2021, curtailments reduced our average claim paid by approximately 6.3% and 4.4%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans, along with increased home prices, resulted in decreased claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once the foreclosure moratoriums and forbearance plans end.
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

MGIC Investment Corporation 2022 Form 10-K | 20

MGIC Investment Corporation and Subsidiaries

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

Our losses incurred were $(254.6) million in 2022, compared to $64.6 million and $364.8 million in 2021 and 2020, respectively. Our losses incurred in 2020 were above the levels of the other years shown as a result of losses stemming from the COVID-19 pandemic. For information about losses incurred from 2020 to 2022, including the amounts of losses incurred that are associated with delinquency notices received in the reporting year compared to losses incurred associated with delinquency notices received in prior years, see Note 8 – "Loss Reserves" to our consolidated financial statements in Item 8.
D. Reinsurance Agreements
We have in place quota share reinsurance ("QSR") and excess of loss reinsurance ("XOL") transactions providing various amounts of coverage on 85% of our risk in force as of December 31, 2022. These transactions allow us to better manage our risk profile and because they reduce the amount of capital we are required to hold to comply with insurance regulatory requirements and the requirements of the GSEs' PMIERs.

Quota Share Transactions. At December 31, 2022 and 2021, approximately 68% and 78%, respectively, of our IIF was subject to quota share reinsurance ("QSR") transactions. In 2022 and 2021, approximately 87% and 82%, respectively, of our NIW was subject to QSR transactions.

Our QSR transactions are with unaffiliated reinsurers and cover most of our insurance written from 2020 through 2023, and a smaller percentage of our insurance written from 2024 through 2025. The weighted average coverage percentage of our QSR transactions was 33%, based on risk in force as of December 31, 2022.

The structure of the QSR transactions is a quota share of various percentages of the policies covered, with a ceding commission and a profit commission. Generally, under the transactions, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transactions remains below various percentages, depending upon the transaction.

Excess of Loss Transactions. We have XOL transactions with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL") and with unaffiliated special purpose insurers (“Home Re") transactions. Our Home Re transactions issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). Our XOL transactions provide XOL reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from July 1, 2016 through March 31, 2019 and January 1, 2020 through December 30, 2022, all dates inclusive.

For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses in excess of the outstanding reinsurance coverage amount. The aggregate XOL reinsurance coverage decreases over a period of either 10 of 12.5 years, depending on the transaction, subject to certain conditions, as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid.

The special purpose insurers financed the coverages with the proceeds of the ILNs in an aggregate amount equal to the initial reinsurance coverage amounts. Each ILN is non-recourse to any of our assets. The proceeds of the ILNs, which were deposited into reinsurance trusts for our benefit, will be the source of reinsurance claim payments to us and principal repayments on the ILNs.
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

For further information about our reinsurance agreements, including the Company's early termination rights, see Note 9 – “Reinsurance,” to our consolidated financial statements in Item 8, and our risk factor titled "Reinsurance may not always be available or its cost may increase" in Item 1A.

E. Investment Portfolio
POLICY AND STRATEGY
At December 31, 2022, the fair value of our investment portfolio was approximately $5.4 billion. In addition, at December 31, 2022, our total assets included approximately $333 million of cash and cash equivalents. At December 31, 2022, approximately $647 million of investments and cash and cash equivalents was held by our parent company, and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2022, approximately 95% of our investment portfolio (excluding cash and cash equivalents) was managed by two external investment managers, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

The investment policy of our operating companies (primarily MGIC) emphasizes preservation of PMIERs assets, limiting

MGIC Investment Corporation 2022 Form 10-K | 21

MGIC Investment Corporation and Subsidiaries

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

Our investment policies in effect at December 31, 2022 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. They also limit the amount of investment in foreign governments and foreign domiciled securities and in any individual foreign country. In addition, the guidelines require the portfolio to carry a weighted average credit quality of at least an "A" rating.

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

Investment Operations
At December 31, 2022, the sectors represented in our investment portfolio were as shown in the table below:

Investment portfolio - sectors

Percentage of Portfolio’s Fair Value
1. Corporate	41%
2. Tax-Exempt Municipals	18%
3. Taxable Municipals	22%
4. Asset-Backed	13%
5. U.S. government and agency debt	2%
6. GNMA and other agency mortgage-backed securities	4%
100%

We have no derivative financial instruments in our investment portfolio. Securities with stated maturities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 8%, 24%, 32% and 20%, respectively, of the total fair value of our fixed income investment securities. Asset-backed and mortgage-backed securities are not included in these maturity categories as the expected maturities may be different from the stated maturities depending upon the periodic payments during the life of the security. Asset-backed securities represent 13% of the investment portfolio (CLOs represent 6%, CMBS represent 5% and other asset-backed securities represent 2%). GNMA and other agency mortgage-backed securities represent 4% of the investment portfolio. Our pre-tax yield was 3.0%, 2.5%, and 2.6% for 2022, 2021, and 2020, respectively, and our after-tax yield was 2.5%, 2.1%, and 2.1% for 2022, 2021, and 2020, respectively.

Our ten largest holdings at December 31, 2022 appear in the table below:

Investment portfolio - Ten largest holdings

		Fair Value (In thousands)
1	New York St Dorm Auth Rev	$73,595
2	Bank of America Corp	40,719
3	New York NY City Transitional	38,852
4	Chicago Transit Authority	36,326
5	JP Morgan Chase	35,271
6	Citigroup Inc	31,532
7	Morgan Stanley	31,478
8	City of Bridgeport CT	30,363
9	Metropolitan Trans Auth NY	27,650
10	Regatta VI Funding Ltd.	27,445
		$373,231

Note: This table excludes securities issued by the U.S. government or U.S. government agencies.

For further information concerning investment operations, see Note 5 – “Investments,” to our consolidated financial statements in Item 8.

MGIC Investment Corporation 2022 Form 10-K | 22

MGIC Investment Corporation and Subsidiaries

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

At December 31, 2022, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.5 billion above the required MPP of $2.1 billion.

The NAIC previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although certain terms were not completely addressed by the framework, including the treatment of ceded risk and minimum capital floors. In October 2022, the NAIC working group released a revised exposure draft of the Mortgage Guaranty Insurance Model Act that does not include changes to the capital requirements of the existing Model Act. See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, for information about regulations governing our capital adequacy and our expectations regarding our future capital position. See "Management's Discussion and Analysis – Liquidity and Capital Resources – Capital Adequacy" in Item 7 for information about our current capital position.

We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of earned premiums. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With regulatory approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. Although MGIC holds assets in excess of its minimum statutory capital requirements and its PMIERs financial requirements, the ability of MGIC to pay dividends is restricted by insurance regulation. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The level of ordinary dividends that may be paid without OCI approval is determined on an annual basis. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2023, MGIC can pay $92 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2022, MGIC paid $800 million in dividends of cash and investments to the holding company. For further information, see Note 14 – “Statutory Information,” to our consolidated financial statements in Item 8.

Mortgage insurance premium rates are subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend

MGIC Investment Corporation 2022 Form 10-K | 23

MGIC Investment Corporation and Subsidiaries

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, the GSEs impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to time. Based on our interpretation of the financial requirements of the PMIERs, as of December 31, 2022, MGIC’s Available Assets totaled $5.7 billion, or $2.3 billion in excess of its Minimum Required Assets. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

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
We are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as the GSEs, and regulations affecting governmental insurers, such as the FHA and the VA, and lenders. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended in ways that affect competition from government agencies. Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.

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

MGIC Investment Corporation 2022 Form 10-K | 24

MGIC Investment Corporation and Subsidiaries

change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry.

G. Human Capital
In 2022, we placed a significant focus on supporting co-workers in their career journey, and connecting co-workers to each other and the community – from educating managers on hybrid team-building to curating dozens of volunteer opportunities.
The following table provides selected demographic information for our workforce as of December 31, 2022.

Demographics (as of December 31, 2022)

Number of Co-Workers	683 *
Average Tenure	12 years
Percent Female	56%
Percent Racial / Ethnic Minorities	19%
Turnover Rate	15%
Average Age	48
*The number of co-workers does not include “on-call” co-workers. The number of “on-call” co-workers can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” co-workers has ranged from fewer than 25 to more than 110.

Diversity, Equity & Inclusion
In 2022 we established a DEI Executive Council, an internal group that consists of executive and cross-functional management that reports to the CEO and Corporate Sustainability Executive Council. The DEI Executive Council has undertaken a number of initiatives since its inception, including:
•Recognizing eight DEI observance days through co-worker education, engagement and action
•Launching DEI workshops and dialogue sessions for all MGIC officers
•Prioritizing DEI in each all-company meeting and engaging executive leadership in ongoing advocacy and endorsement
Total Rewards and Talent Practices
Our total rewards program is designed to provide a competitive package of benefits and compensation elements that recognize the unique needs of our workforce and their families. All full-time MGIC co-workers are eligible to participate in our health program, which is calibrated toward well-being through our popular Health Rewards program in addition to a comprehensive medical, dental and vision plan. We also recognize financial health as part of well-being, and so currently provide a 401(k) plan with company match and discretionary annual profit-sharing contributions. In 2022, we made changes designed to deliver more flexibility to co-workers at all stages of their careers by shifting from a legacy pension plan to increase 401(k) matching, enhancing retiree medical benefits, and expanding our retirement eligibility.
Our talent practices reflect a commitment to creating a positive co-worker experience and investing in development and career growth. In 2022, we rolled out an end-to-end career framework aimed at strengthening our talent pool, promoting equity across departments, setting clear expectations based on role, and creating more opportunities for internal mobility. We also redesigned our annual bonus program to expand eligibility and give co-workers a greater opportunity to share in company success.
Co-Worker Sentiment
MGIC conducts an annual engagement survey to gauge co-worker sentiment. In 2022, we saw an 83% participation rate and added survey questions to gain deeper insight into co-worker inclusion and belonging. Based on the survey results, we identify and share with our Board of Directors and executive leadership several key areas of strength and opportunity. These strength and opportunities are shared with all co-workers for transparency, and leaders at all levels of the company are expected to play an active role in taking meaningful action in response. The annual engagement survey is complemented by additional quantitative, qualitative and passive listening mechanisms, ranging from new hire surveys to CEO-led focus groups.

Community Involvement
Our commitment to community is formalized under the banner of Giving Back, Together, and in 2022 included providing financial and in-kind support for organizations that support housing, youth programs, and the arts in our community and nationwide. We also provided paid time off for co-workers to volunteer or work at election polling places.

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

MGIC Investment Corporation 2022 Form 10-K | 25

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
Russia's invasion of Ukraine has increased the already-elevated inflation rate, added more pressure to strained supply chains, and has increased volatility in the domestic and global financial markets. The war has impacted, and may impact, our business in various ways, including the following which are described in more detail in the remainder of these risk factors:
•The terms under which we are able to obtain excess-of-loss ("XOL") reinsurance through the insurance-linked notes ("ILN") market and the traditional reinsurance market have been negatively impacted and terms under which we are able to access those markets in the future may be limited or less attractive.
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
The seasonally-adjusted Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices fell 0.1% nationwide in November, 2022 compared to October, 2022. The 12 month change in home prices remains at historically high rates, but the rate of growth is moderating: it increased by 6.7% in the first eleven months of 2022, after increasing 17.9%, 11.7%, and 5.9% in 2021, 2020 and 2019, respectively. The national average price-to-income ratio exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Affordability issues and the significant increase in interest rates in recent months has put downward pressure on home prices. Recent third-party forecasts predict that home prices will decline further. This decline may occur even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.
Changes in the business practices of Fannie Mae and Freddie Mac's ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our NIW is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business. In June 2022 the GSEs each published their Equitable Housing Finance Plans. The Plans seek to advance equity in housing finance over a three year period and include potential changes to the GSEs’ business practices and policies. Specifically relating to mortgage insurance, (1) Fannie Mae’s Plan contemplates the creation of special purchase credit program(s) ("SPCPs") targeted to historically underserved borrowers with a goal of lowering costs for such borrowers through lower than standard mortgage insurance requirements; and (2) Freddie Mac’s Plan contemplates the creation of SPCPs targeted to historically underserved borrowers with the goals of (a) working with mortgage insurers to reduce costs for high LTV borrowers, and (b) updating mortgage insurance cancellation requirements. To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, including more broadly than through SPCPs, such changes may negatively impact the mortgage insurance industry.

Other business practices of the GSEs that affect the mortgage insurance industry include:
•The GSEs' private mortgage insurer eligibility requirements ("PMIERs"), the financial requirements of which are discussed in our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.”
•The capital and collateral requirements for participants in the GSEs' alternative forms of credit enhancement discussed in

MGIC Investment Corporation 2022 Form 10-K | 26

MGIC Investment Corporation and Subsidiaries

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
The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorships may increase the likelihood that the business practices of the GSEs change, including through administrative action, in ways that have a material adverse effect on us and that the charters of the GSEs are changed by new federal legislation.
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
Based on our interpretation of the PMIERs, as of December 31, 2022, MGIC’s Available Assets totaled $5.7 billion, or $2.3 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. Our "Minimum Required Assets" reflect a credit for risk ceded under our quota share reinsurance ("QSR") and XOL reinsurance transactions, which are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." The calculated credit for XOL reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment points of the coverage, all of which fluctuate over time. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. Refer to “Consolidated Results of Operations – Reinsurance Transactions” in Part 7 for information about the calculated PMIERs credit for our XOL transactions. There is a risk we will not receive our current level of credit in future periods for ceded risk. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalty.
The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. If the number of loan delinquencies increases for reasons discussed in these risk factors, or otherwise, it may cause our Minimum Required Assets to exceed

MGIC Investment Corporation 2022 Form 10-K | 27

MGIC Investment Corporation and Subsidiaries

our Available Assets. We are unable to predict the ultimate number of loans that will become delinquent.
If our Available Assets fall below our Minimum Required Assets, we would not be in compliance with the PMIERs. The PMIERs provide a list of remediation actions for a mortgage insurer's non-compliance, with additional actions possible in the GSEs' discretion. At the extreme, the GSEs may suspend or terminate our eligibility to insure loans purchased by them. Such suspension or termination would significantly reduce the volume of our new insurance written ("NIW"), the substantial majority of which is for loans delivered to or purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with delinquent loans, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:
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
•The PMIERs may be changed in response to the final regulatory capital framework for the GSEs that was published in February 2022.
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
When we establish case reserves, we estimate our ultimate loss on delinquent loans by estimating the number of such loans that will result in a claim payment (the "claim rate"), and further estimating the amount of the claim payment (the "claim severity"). Changes to our claim rate and claim severity estimates could have a material impact on our future results, even in a stable economic environment. Our estimates incorporate anticipated cures, loss mitigation activity, rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Our actual claim payments may differ substantially from our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions as discussed in these risk factors and a change in the length of time loans are delinquent before claims are received. Generally, the longer a loan is delinquent before a claim is received, the greater the severity. As a result of foreclosure moratoriums and forbearance programs related to COVID-19, the average time it takes to receive claims has increased. Economic conditions may differ from region to region. Information about the geographic dispersion of our risk in force and delinquency inventory can be found in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Prior to the COVID-19 pandemic, losses incurred generally followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate.
We are subject to comprehensive regulation and other requirements, which we may fail to satisfy.
We are subject to comprehensive regulation, including by state insurance departments. Many regulations are designed for the protection of our insured policyholders and consumers, rather than for the benefit of investors. Mortgage insurers, including MGIC, have in the past been involved in litigation and regulatory actions related to alleged violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act ("RESPA"), and the notice provisions of the Fair Credit Reporting Act ("FCRA"). While these proceedings in the aggregate did not result in material liability for MGIC, there can be no assurance that the outcome of future proceedings, if any, under these laws or others would not have a material adverse effect on us. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act ("ECOA"), FCRA, and other laws. Under relevant laws, examination may also be made of whether a mortgage insurer's underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, premium rates and discrimination in pricing, and minimum capital requirements. The increased use, by the private mortgage insurance industry, of risk-based pricing systems that establish premium rates based on more attributes than previously considered, and of algorithms, artificial intelligence and data and analytics, has led to additional regulatory scrutiny of premium rates and of other matters such as discrimination in pricing and underwriting, data privacy and access to insurance. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be materially adversely affected by a cyber security breach or failure of information security controls.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1.
While we have established policies and procedures to comply with applicable laws and regulations, many such laws and regulations are complex and it is not possible to predict the eventual scope, duration or outcome of any reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

MGIC Investment Corporation 2022 Form 10-K | 28

MGIC Investment Corporation and Subsidiaries

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
Pandemics and other natural disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with the financial requirements of State Capital Requirements and the PMIERs.
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
We have in place QSR and XOL reinsurance transactions providing various amounts of coverage on 85% of our risk in force as of December 31, 2022. Refer to Part 8, Note 9 – “Reinsurance” and Part 7 “Consolidated Results of Operations – Reinsurance Transactions” for more information about coverage under our reinsurance transactions. The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the capital that we are required to hold to support the risk and they allow us to earn higher returns on our business than we would without them. However, reinsurance may not always be available to us or available on similar terms, the reinsurance transactions subject us to counterparty credit risk, and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. Most of our XOL transactions were entered into in capital market transactions with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). Our access to reinsurance may be disrupted and the terms under which we are able to obtain reinsurance may be less attractive than in the past due to volatility stemming from circumstances such as higher interest rates, increased inflation, global events such as the Russia-Ukraine war, and other factors. In 2022, execution of transactions for XOL reinsurance through the ILN market was more challenging, with increased pricing, down-sized transactions, and generally fewer transactions executed by mortgage insurers. If we are unable to obtain reinsurance for our insurance written, the capital required to support our insurance written will not be reduced as discussed above and our returns may decrease absent an increase in our premium rates. An increase in our premium rates may lead to a decrease in our NIW.

Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when delinquency notices are received for insured loans that are two or more payments past due and for loans we estimate are delinquent but for which delinquency notices have not yet been received (which we include in “IBNR”). Losses that may occur from loans that are not delinquent are not reflected in our financial statements, except when a "premium deficiency" is recorded. A premium deficiency would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As a result, future losses incurred on loans that are not currently delinquent may have a material impact on future results as delinquencies emerge. As of December 31, 2022, we had established case reserves and reported losses incurred for 26,387 loans in our delinquency inventory and our IBNR reserve totaled $21 million. The number of loans in our delinquency inventory may increase from that level as a result of economic conditions relating to current global events or other factors and our losses incurred may increase.
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

MGIC Investment Corporation 2022 Form 10-K | 29

MGIC Investment Corporation and Subsidiaries

At December 31, 2022 MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.5 billion above the required MPP of $2.1 billion. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our quota share reinsurance and excess of loss transactions in the ILN market and traditional reinsurance market with unaffiliated reinsurers. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under the State Capital Requirements, MGIC may terminate the reinsurance transactions, without penalty.
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
The GSEs’ charters generally require credit enhancement for a low down payment mortgage loan (a loan in an amount that exceeds 80% of a home’s value) in order for such loan to be eligible for purchase by the GSEs. Private mortgage insurance generally has been purchased by lenders in primary mortgage market transactions to satisfy this credit enhancement requirement. In 2018, the GSEs initiated secondary mortgage market programs with loan level mortgage default coverage provided by various (re)insurers that are not mortgage insurers governed by PMIERs, and that are not selected by the lenders. These programs, which currently account for a small percentage of the low down payment market, compete with traditional private mortgage insurance and, due to differences in policy terms, they may offer premium rates that are below prevalent single premium lender-paid mortgage insurance ("LPMI") rates. We participate in these programs from time to time. See our risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac's ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” for a discussion of various business practices of the GSEs that may be changed, including through expansion or modification of these programs.
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

MGIC Investment Corporation 2022 Form 10-K | 30

MGIC Investment Corporation and Subsidiaries

with reduced levels of private mortgage insurance coverage; or accepting credit risk without credit enhancement.
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 26.7% in 2022, 24.7% in 2021, and 23.4% in 2020. Beginning in 2012, the FHA’s share has been as low as 23.4% (in 2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. On February 22, 2023, the FHA announced a 30 bps decrease in its mortgage insurance premium rates. This rate reduction will negatively impact our NIW; however, given the many factors that influence the FHA's market share, it is difficult to predict the extent of the impact. In addition, we cannot predict how the factors that affect the FHA’s share of new insurance written will change in the future.

The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 24.5% in 2022, 30.2% in 2021, and 30.9% in 2020. Beginning in 2012, the VA’s share has been as low as 22.8% (in 2013) and as high as 30.9% (in 2020). We believe that the VA’s market share grows as the number of borrowers that are eligible for the VA’s program increases, and when eligible borrowers opt to use the VA program when refinancing their mortgages. The VA program offers 100% LTV ratio loans and charges a one-time funding fee that can be included in the loan amount.
Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.
The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from monthly and annual premium policies are received each month or year, as applicable, and earned each month over the life of the policy. In each year, most of our premiums earned are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is generally measured by persistency (the percentage of our insurance remaining in force from one year prior), is a significant determinant of our revenues. A higher than expected persistency rate may decrease the profitability from single premium policies because they will remain in force longer and may increase the incidence of claims that was estimated when the policies were written. A low persistency rate on monthly and annual premium policies will reduce future premiums but may also reduce the incidence of claims, while a high persistency on those policies will increase future premiums but may increase the incidence of claims.
Our persistency rate was 79.8% at December 31, 2022, 62.6% at December 31, 2021, and 60.5% at December 31, 2020. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing; and the current amount of equity that borrowers have in the homes underlying our insurance in force. The amount of equity affects persistency in the following ways:
•Borrowers with significant equity may be able to refinance their loans without requiring mortgage insurance.
•The Homeowners Protection Act (“HOPA”) requires servicers to cancel mortgage insurance when a borrower’s LTV ratio meets or is scheduled to meet certain levels, generally based on the original value of the home and subject to various conditions.
•The GSEs’ mortgage insurance cancellation guidelines apply more broadly than HOPA and also consider a home’s current value. For more information about the GSEs guidelines and business practices, and how they may change, see our risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac's ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”
We are susceptible to disruptions in the servicing of mortgage loans that we insure and we rely on third-party reporting for information regarding the mortgage loans we insure.
We depend on reliable, consistent third-party servicing of the loans that we insure. An increase in delinquent loans may result in liquidity issues for servicers. When a mortgage loan that is collateral for a mortgage backed security ("MBS") becomes delinquent, the servicer is usually required to continue to pay principal and interest to the MBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues, especially for non-bank servicers (who service approximately 46% of the loans underlying our insurance in force as of December 31, 2022) because they do not have the same sources of liquidity that bank servicers have.
While there has been no disruption in our premium receipts through the end of 2022, servicers who experience future liquidity issues may be less likely to advance premiums to us on policies covering delinquent loans or to remit premiums on policies covering loans that are not delinquent. Our policies generally allow us to cancel coverage on loans that are not delinquent if the premiums are not paid within a grace period.
An increase in delinquent loans or a transfer of servicing resulting from liquidity issues, may increase the operational burden on servicers, cause a disruption in the servicing of delinquent loans and reduce servicers’ abilities to undertake mitigation efforts that could help limit our losses.
The information presented in this report and on our website with respect to the mortgage loans we insure is based on information reported to us by third parties, including the servicers and originators of the mortgage loans, and information presented may be subject to lapses or inaccuracies in reporting from such third parties. In many cases, we may not be aware that information reported to us is incorrect until such time as a claim is made against us under the relevant insurance policy. We do not consistently receive monthly policy status information from servicers for single premium policies, and may not be aware that the mortgage loans insured by such policies have been repaid. We periodically attempt to determine if coverage is still in force on

MGIC Investment Corporation 2022 Form 10-K | 31

MGIC Investment Corporation and Subsidiaries

such policies by asking the last servicer of record or through the periodic reconciliation of loan information with certain servicers. It may be possible that our reports continue to reflect, as active, policies on mortgage loans that have been repaid.
Risk Factors Relating to Our Business Generally
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
We employ proprietary and third-party models for a wide range of purposes, including the following: projecting losses, premiums, expenses, and returns; pricing products (through our risk-based pricing system); determining the techniques used to underwrite insurance; estimating reserves; evaluating risk; determining internal capital requirements; and performing stress testing. These models rely on estimates, projections, and assumptions that are inherently uncertain and may not always operate as intended. This can be especially true when extraordinary events occur, such as the COVID-19 pandemic, the Russia-Ukraine war, periods of extreme inflation, or environmental disasters related to changing climatic conditions. In addition, our models are being continuously updated over time. Changes in models or model assumptions could lead to material changes in our future expectations, returns, or financial results. The models we employ are complex, which could increase our risk of error in their design, implementation, or use. Also, the associated input data, assumptions, and calculations may not always be correct or accurate and the controls we have in place to mitigate these risks may not be effective in all cases. The risks related to our models may increase when we change assumptions, methodologies, or modeling platforms. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.

Information technology system failures or interruptions may materially impact our operations and adversely affect our financial results.
We are heavily dependent on our information technology systems to conduct our business. Our ability to efficiently operate our business depends significantly on the reliability and capacity of our systems and technology. The failure of our systems and technology to operate effectively could affect our ability to provide our products and services to customers, reduce efficiency, or cause delays in operations. Significant capital investments might be required to remediate any such problems. We are also dependent on our ongoing relationships with key technology providers, including provisioning of their products and technologies, and their ability to support those products and technologies. The inability of these providers to successfully provide and support those products could have an adverse impact on our business and results of operations.
We are in the process of upgrading certain information systems, and transforming and automating certain business processes, and we continue to enhance our risk-based pricing system and our system for evaluating risk. Certain information systems have been in place for a number of years and it has become increasingly difficult to support their operation. The implementation of technological and business process improvements, as well as their integration with customer and third-party systems when applicable, is complex, expensive and time consuming. If we fail to timely and successfully implement and integrate the new technology systems, if the third party providers upon which we are reliant do not perform as expected, if our legacy systems fail to operate as required, or if the upgraded systems and/or transformed and automated business processes do not operate as expected, it could have a material adverse impact on our business, business prospects and results of operations.
We could be materially adversely affected by a cyber security breach or failure of information security controls.
As part of our business, we maintain large amounts of confidential and proprietary information, including personal information of consumers and employees, on our servers and those of cloud computing services. Federal and state laws designed to promote the protection of such information require businesses that collect or maintain personal information to adopt information security programs, and to notify individuals, and in some jurisdictions, regulatory authorities, of security breaches involving personally identifiable information. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by cyber attacks, such as those involving ransomware. The Company discovers vulnerabilities and regularly blocks a high volume of attempts to gain unauthorized access to its systems. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that will hinder the Company’s ability to identify, investigate and recover from incidents. Such attacks may also increase as a result of retaliation by Russia in response to actions taken by the U.S. and other countries in connection with Russia's military invasion of Ukraine. The Company operates under a hybrid workforce model and such model may be more vulnerable to security breaches.

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

MGIC Investment Corporation 2022 Form 10-K | 32

MGIC Investment Corporation and Subsidiaries

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
The percentage of our NIW from all single premium policies was 4.3% in 2022 and 7.4% in 2021, and has ranged from 4.3% in 2022 to 19.0% in 2017. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
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

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of December 31, 2022, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (15.0%), mortgages with borrowers having FICO scores below 680 (7.2%), including those with borrowers having FICO scores of 620-679 (6.2%), mortgages with limited underwriting, including limited borrower documentation (0.8%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (15.6%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 4.4% of our primary risk in force as of December 31, 2022, and 4.1% of our primary risk in force as of December 31, 2021. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase. Our NIW on mortgages with LTV ratios greater than 95% increased from 11% in 2021 to 12% in 2022 and our NIW on mortgages with DTI ratios greater than 45% increased from 14% in 2021 to 21% in 2022.

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
Approximately 72% of our 2022 and 72% of our 2021 NIW was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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

MGIC Investment Corporation 2022 Form 10-K | 33

MGIC Investment Corporation and Subsidiaries

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
In recent years, the industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i) pricing systems that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans, both of which typically have rates lower than the standard rate card. Our increased use of reinsurance over the past several years, and the improved credit profile and reduced loss expectations associated with loans insured after 2008, have helped to mitigate the negative effect of declining premium rates on our expected returns. However, refer to our risk factor titled "Reinsurance may not always be available or its cost may increase" for a discussion of the risks associated with the availability of reinsurance, and our risk factors titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns,” and “Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs” for a discussion about risks associated with our NIW.
The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Regarding the concentration of our new business, our top ten customers accounted for approximately 33% and 36% in the twelve months ended December 31, 2022 and December 31, 2021, respectively.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Premium

MGIC Investment Corporation 2022 Form 10-K | 34

MGIC Investment Corporation and Subsidiaries

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
•Our ability to participate in the non-GSE residential mortgage-backed securities market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from A.M. Best is A- (with a stable outlook), from Moody’s is A3 (with a stable outlook) and from Standard & Poor’s is BBB+ (with a stable outlook).
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
Standard & Poor’s is considering changes to its rating methodologies for insurers, including mortgage insurers. It is uncertain what impact the changes will have, whether they will prompt similar moves at other rating agencies, or the extent to which they will impact how external parties evaluate the different rating levels.

We are subject to the risk of legal proceedings.
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to herein as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent years, an immaterial percentage of claims received have been resolved by rescissions. In 2022 and in 2021, curtailments reduced our average claim paid by approximately 6.3% and 4.4%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans, along with increased home prices, resulted in decreased claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once foreclosure activity returns to a more typical level. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.
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
The COVID-19 pandemic may materially impact our business and future financial condition.
The COVID-19 pandemic materially impacted our 2020 financial results. While the initial impact of COVID-19 on our business has moderated, the extent to which COVID-19 may materially impact our business and future financial condition is uncertain and

MGIC Investment Corporation 2022 Form 10-K | 35

MGIC Investment Corporation and Subsidiaries

cannot be predicted. The magnitude of any future impact could be influenced by various factors, including the length and severity of the pandemic in the United States, efforts to reduce the transmission of COVID-19, the level of unemployment, government initiatives and actions taken by the GSEs (including mortgage forbearance and modification programs), and the overall effects of COVID-19 on the economy. The COVID-19 pandemic may impact our business in other ways, as described in more detail in these risk factors.

Forbearance for borrowers who were affected by COVID-19 allows mortgage payments to be suspended for a period of time. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan delinquency will cure, including through modification, when forbearance ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with delinquencies that do not cure will depend on economic conditions at that time, including home prices.

Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists mostly of highly-rated fixed income investments, our investment portfolio is affected by general economic conditions and tax policy, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities. Prevailing market rates have increased for various reasons, including inflationary pressures, which has reduced the fair value of our investment portfolio. The value of our investment portfolio may also be adversely affected by ratings downgrades, increased bankruptcies, and credit spreads widening. In addition, the collectability and valuation of our municipal bond portfolio may be adversely affected by budget deficits, and declining tax bases and revenues experienced by state and local municipalities. Our investment portfolio also includes commercial mortgage-backed securities, collateralized loan obligations, and asset-backed securities, which could be adversely affected by declines in real estate valuations, increases in unemployment, geopolitical risks and/or financial market disruption, including a heightened collection risk on the underlying loans. As a result of these matters, we may not achieve our investment objectives and a reduction in the market value of our investments could have an adverse effect on our liquidity, financial condition and results of operations.

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
Our holding company debt obligations are material.
At December 31, 2022, we had approximately $647 million in cash and investments at our holding company and our holding company’s long-term debt obligations were $671 million in aggregate principal amount. Annual debt service on the long-term debt obligations outstanding as of December 31, 2022, is approximately $36 million.

The long-term debt obligations are owed by our holding company, MGIC Investment Corporation, and not its subsidiaries. The payment of dividends from MGIC is the principal source of our holding company cash inflow. Other sources of holding company cash inflow include settlements under intercompany tax and expense sharing agreements, investment income and raising capital in the public markets. Although MGIC holds assets in excess of its minimum statutory capital requirements and its PMIERs financial requirements, the ability of MGIC to pay dividends is restricted by insurance regulation. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. In 2023, MGIC can pay $92 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. A dividend is extraordinary when the proposed dividend amount plus dividends paid in the last twelve months from the dividend payment date exceed the ordinary dividend level. In the twelve months ended December 31, 2022, MGIC paid $800 million in dividends to the holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the board of directors, and after considering any updated estimates about our business.
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In 2022, we repurchased approximately 27.8 million shares, using approximately $386 million of holding company resources. As of December 31, 2022, we had $114 million of authorization remaining to repurchase our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. If any capital contributions to our subsidiaries are required, such contributions would decrease our holding company cash and investments.
Your ownership in our company may be diluted by additional capital that we raise.
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

MGIC Investment Corporation 2022 Form 10-K | 36

MGIC Investment Corporation and Subsidiaries

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
While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition. We have three primary types of transactions that involve financial instruments referencing LIBOR. First, as of December 31, 2022, approximately 6% of the fair value of our investment portfolio consisted of securities referencing LIBOR. Second, as of December 31, 2022, approximately $0.4 billion of our risk in force was on adjustable rate mortgages whose interest is referenced to one-month USD LIBOR. A change in reference rate associated with these loans may affect their principal balance, which may affect our risk-in-force and the amount of Minimum Required Assets we are required to maintain under PMIERs. A change in reference rate may also affect the amount of principal and/or accrued interest we are required to pay in the event of a claim payment. Third, the premiums under most of our 2018-2021 XOL reinsurance agreements executed through insurance linked noted transactions are determined, in part, by the difference between interest payable on the reinsurers’ notes which reference one-month USD LIBOR and earnings from a pool of securities receiving interest that may reference LIBOR (in 2022, our total premiums on such transactions were approximately $36.4 million).

MGIC Investment Corporation 2022 Form 10-K | 37

MGIC Investment Corporation and Subsidiaries

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2022, we had no office space leases in the United States that require monthly rental payments.

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

Item 4. Mine Safety Disclosures
Not Applicable.

MGIC Investment Corporation 2022 Form 10-K | 38

MGIC Investment Corporation and Subsidiaries

Information About Our Executive Officers
Certain information with respect to our executive officers as of February 22, 2023 is set forth below:

Executive officers of the registrant

Name and Age	Title
Timothy J. Mattke, 47	Chief Executive Officer and Director of MGIC Investment Corporation and MGIC
Salvatore A. Miosi, 56	President and Chief Operating Officer of MGIC Investment Corporation and MGIC
Nathan H. Colson, 39	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC
James J. Hughes, 60	Executive Vice President – Sales and Business Development of MGIC
Paula C. Maggio, 54	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC
Steven M. Thompson, 60	Executive Vice President and Chief Risk Officer of MGIC
Robert J. Candelmo, 59	Senior Vice President and Chief Information Officer of MGIC

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

Mr. Hughes has served as Executive Vice President – Sales and Business Development of MGIC since 2017. He served as Senior Vice President – Sales and Business Development of MGIC from 2015 to 2017, and Vice President, Managing Director in the sales area from 2001 to 2015. He joined MGIC in 1987 and prior to becoming Vice President, Managing Director, he had been an Account Manager and a Sales Manager. On January 17, 2023 Mr. Hughes provided notice of his intent to retire, effective August 1, 2023. On April 1, 2023 Mr. Hughes will step down from his role as Executive Vice-President - Sales and Business Development and serve as a Special Advisor to the CEO until his retirement date.

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

MGIC Investment Corporation 2022 Form 10-K | 39

MGIC Investment Corporation and Subsidiaries

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.”

As of February 17, 2023, the number of shareholders of record was 274. In addition, we estimate there are approximately 75,654 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended December 31, 2022.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2022	October 31, 2022	2,564,592	$12.96	2,564,592	$160,583,743
November 1, 2022	November 30, 2022	1,770,926	$13.49	1,770,926	$136,687,570
December 1, 2022	December 31, 2022	1,720,794	$13.02	1,720,794	$114,286,213
		6,056,312	$13.13	6,056,312

(1)In October 2021, our Board of Directors authorized a share repurchase program under which as of December 31, 2022 we may repurchase up to an additional $114 million of our common stock through the end of 2023. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation 2022 Form 10-K | 40

MGIC Investment Corporation and Subsidiaries

Item 6. Reserved.

MGIC Investment Corporation 2022 Form 10-K | 41

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

The following is a discussion and analysis of the financial conditions and results of operations for the years ended December 31, 2022 and 2021, including comparisons between 2022 and 2021. Comparisons between 2021 and 2020 have been omitted from this Form 10-K, but can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

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

MGIC Investment Corporation 2022 Form 10-K | 42

OVERVIEW
This Overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Annual Report. Hence, this Overview is qualified by the information that appears elsewhere in this Annual Report, including the other portions of the MD&A.

Through MGIC, the principal subsidiary of MGIC Investment Corporation, we serve lenders throughout the United States helping families achieve homeownership sooner by making affordable low-down-payment mortgages a reality through the use of private mortgage insurance. At December 31, 2022 MGIC had $295.3 billion of primary IIF.

Summary of financial results of MGIC Investment Corporation

	Year Ended December 31,
(in millions, except per share data)	2022	2021	Change
Selected statement of operations data
Net premiums earned	$1,007.1	$1,014.4	(1)%
Investment income, net of expenses	167.5	156.4	7%
Losses incurred, net	(254.6)	64.6	N/M
Other underwriting and operating expenses, net	236.7	198.4	19%
Loss on debt extinguishment	40.2	36.9	9%
Income before tax	1,090.0	801.8	36%
Provision for income taxes	224.7	166.8	35%
Net income	865.3	635.0	36%
Diluted income per share	$2.79	$1.85	51%

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$1,140.0	$831.7	37%
Adjusted net operating income	904.8	658.6	37%
Adjusted net operating income per diluted share	$2.91	$1.91	52%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

SUMMARY OF 2022 FINANCIAL RESULTS
Net income of $865.3 million for 2022 increased by $230.4 million when compared to the prior year, and diluted income per share of $2.79 increased by 51% when compared to the prior year. The increase in net income primarily reflects a decrease in losses incurred, partially offset by a higher provision for income taxes and other underwriting and operating expenses, net. Diluted income per share increased due to an increase in net income and a decrease in the number of diluted weighted average shares outstanding.

Adjusted net operating income for 2022 was $904.8 million (2021: $658.6 million) and adjusted net operating income per diluted share was $2.91 (2021: $1.91). Adjusted net operating income for 2022 and 2021 included adjustments for a loss on debt extinguishment and net realized investment gains (losses).

Losses incurred, net were $(254.6) million, a decrease of $319.1 million compared with losses incurred of $64.6 million for the prior year. While new delinquency notices added approximately $149.6 million to losses incurred in 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $404.1 million, primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development primarily resulted from greater than expected cure rates, as borrower reinstatements and servicer mitigation efforts resulted in more cures than originally estimated. Additionally, home price appreciation experienced in recent years has allowed borrowers to cure their delinquencies through the sale of their property. In 2021, new delinquency notices added approximately $124.6 million to losses incurred, while our re-estimation of loss reserves on previously received delinquency notices resulted in $60 million of favorable loss development primarily due to the decrease in the claim rate on delinquencies received prior to the COVID-19 pandemic. This was offset by the recognition of a probable loss of $6.3 million related to litigation of our claims paying practices and adverse development on LAE reserves and reinsurance.

The increase in our provision for income taxes to $224.7 million in 2022 compared to $166.8 million in 2021 was primarily due to an increase in income before tax. Our effective tax rate for 2022 was 20.6% compared to 20.8% for 2021.

Other underwriting and operating expenses, net increased to $236.7 million in 2022 from $198.4 million in 2021 primarily due to higher expenses related to our technology investments, particularly in data and analytics, and an increase in pension expense. Pension expenses increased in 2022 as a result of settlement accounting charges during 2022.

MGIC Investment Corporation 2022 Form 10-K | 43

MGIC Investment Corporation and Subsidiaries

BUSINESS ENVIRONMENT
Economic conditions
Due to higher interest rates and higher home prices in 2022, there was a decrease in home purchases in 2022 after a strong 2021. Higher interest rates also decreased refinance activity during 2022, after a robust 2021. This resulted in a decrease in our NIW, to $76.4 billion in 2022 when compared to $120.2 billion in 2021.

The level of interest rates, and home prices may change in the future. For the possible effects of such changes, see our risk factors titled "If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline,” “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns,” and “Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force."

Mortgage insurance market
The past several years of favorable housing fundamentals and in our view, generally favorable risk characteristics of our recently insured loans contributed to a growing insurance in force. Higher interest rates and home prices, resulted in a decrease in our NIW in 2022 when compared to 2021.

The percentage of our NIW with DTI ratios over 45% and LTV's over 95% increased in 2022 when compared with 2021. The increase was primarily driven by higher home prices and interest rates, and a higher percentage of NIW from purchase transactions.

Refer to "Mortgage Insurance Portfolio" for additional discussion of changes in our NIW mix during 2022.

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

Government programs. PMI also competes against government mortgage insurance programs such as the FHA, VA, and USDA, primarily for lower FICO score business. The combined market share of primary mortgage insurance written by government programs continues to exceed that written by PMI in 2022 and 2021.

Refer to "Mortgage Insurance Portfolio" for additional discussion on market share, the 2022 business environment and the impact it had on operating measures including NIW, IIF and RIF.

PMIERs
We operate under the requirements of the PMIERs of the GSEs in order to insure loans delivered to or purchased by them. The PMIERs include financial requirements as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of PMIERs, MGIC's Available Assets under PMIERs totaled $5.7 billion, an excess of $2.3 billion over its Minimum Required Assets at December 31, 2022.

MGIC Investment Corporation 2022 Form 10-K | 44

MGIC Investment Corporation and Subsidiaries

BUSINESS OUTLOOK FOR 2023
Our outlook for 2023 should be viewed against the backdrop of the business environment discussed above.

NIW
Our NIW is affected by total mortgage originations, the percentage of total mortgage originations using private mortgage insurance (the "PMI penetration rate"), and our market share within the PMI industry. As of January 2023, the total average mortgage origination forecasts from the Fannie Mae and MBA indicate mortgage originations of $1.8 trillion in 2023, compared to an estimated $2.3 trillion in 2022. Both purchase originations and refinance transactions are forecasted to decline in 2023 when compared to 2022. As a result of the decrease in forecasted mortgage originations, we are expecting NIW to be lower in 2023 compared to 2022.

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

IIF
Our IIF increased 7.6% in 2022 and is expected to be relatively flat in 2023. Our book of IIF is an important driver of our future revenues, and its growth is driven by our ability to generate NIW and the retention of our IIF, as measured by our persistency. Interest rates influence both our NIW and persistency. Generally speaking, in a rising rate environment, total mortgage originations may decline; however, absent material accumulated home price appreciation since the issuance of a policy, we would also expect policy cancellation rates to decline, and in turn increase persistency, although the impact generally lags the change in interest rates. In 2023, we expect interest rates to remain elevated compared to recent years and home prices to decline.

Results of operations
Premiums. Our direct premiums written and earned are impacted by our IIF during the period and our in force premium yield, both of which are expected to be relatively flat in 2023 when compared to 2022. Premiums earned are also impacted by the amount of accelerated premiums from single premium policy cancellations, which generally decrease as refinance activity decreases. Our unearned premium decreased to $195.3 million at December 31, 2022 from $241.7 million at December 31, 2021.

Our net premiums written and earned are primarily impacted by the changes in the direct premiums written and earned noted above and by the amount of premiums we cede under our quota share and excess of loss reinsurance transactions. The amount of premiums we cede in 2023 will be affected by any changes in our reinsurance coverage. Premiums we cede under our quota share transactions is also impacted by the profit commission we receive. The amount of profit commission is variable year-to-year and is dependent on the amount of losses incurred ceded. In 2022, negative losses incurred increased the profit commission we received, resulting in lower ceded premiums. Increases in ceded losses incurred will benefit our losses incurred line, but will result in lower profit commission and higher ceded premiums.

Factors that affect the amount of premiums we earn from our IIF are further discussed in our "Consolidated Results of Operations - Premium yield."

Investment income. Net investment income is a material contributor to our results of operations. We expect net investment income in 2023 to increase in comparison to 2022, primarily due to higher average investment yields. The amount of investment income will be impacted by the change in the yield we can earn on investments and the level of invested assets. The level of invested assets will primarily be impacted by the amount of cash we expect to use in financing activities relative to our cash from operations. The magnitude of any change in our invested asset level will be subject to the timing of our financing activities.

Losses. Losses incurred, net is impacted by the level of new delinquency notices. Generally, on our primary business, the highest claim frequency years have been the third and fourth year after loan origination. As of December 31, 2022, 80% of our primary RIF was written subsequent to December 31, 2019, 85% of our primary RIF was written subsequent to December 31, 2018, and 88% of our primary RIF was written subsequent to December 31, 2017. The pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions.

Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place. Claim activity has not yet returned to pre-COVID-19 levels. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

Underwriting and operating expenses, net. We expect underwriting and operating expenses, net to be modestly lower in 2023 compared to 2022. In recent years, we have made additional investments in our technology, particularly in data and analytics and will continue to make similar investments in 2023. Pension expenses also increased in 2022 as a result of settlement accounting charges incurred during 2022. In 2023, we expect to incur settlement accounting charges as a result of lump sum settlements for employees who retired in the fourth quarter of 2022.

Income taxes. We expect our 2023 effective tax rate to be approximately 21%.

CAPITAL
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2023, MGIC could pay $92 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2022 and 2021, MGIC paid a cash and/or investment security dividend of $800 million and $400 million, respectively, to our holding company. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board.

MGIC Investment Corporation 2022 Form 10-K | 45

MGIC Investment Corporation and Subsidiaries

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. We repurchased approximately 27.8 million shares in 2022 using approximately $386 million of holding company resources. In 2021, we repurchased approximately 19.0 million shares of our common stock using approximately $291 million of holding company resources. As of December 31, 2022, we had $114 million of authorization remaining to repurchase our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021.

The following table shows details of our share repurchase programs.

Repurchase Program	Expiration Date	Repurchased (in millions)	Authorization Remaining (in millions)
2020 Authorization	December 31, 2021	$300	$—
2021 Authorization	December 31, 2023	$386	$114
As of December 31, 2022, we had approximately 293 million shares of common stock outstanding which was a decrease of 8.4% from December 31, 2021.

Dividends to shareholders
In the first and second quarters of 2022, we paid quarterly cash dividends of $0.08 per share to shareholders which totaled $51.0 million. In the third and fourth quarters of 2022, we paid quarterly cash dividends of $0.10 per share which totaled $60.7 million. On January 24, 2023, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.10 per share payable on March 2, 2023, to shareholders of record at the close of business on February 17, 2023.

For information about how the payment of dividends by our holding company will result in an adjustment to the conversion rate and price of our convertible securities, see our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise” in Item 1A.

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
Our reinsurance transactions enable us to earn higher returns on our business than we would without them because they reduce the Minimum Required Assets we must hold under PMIERs. However, reinsurance may not always be available to us, or available on similar terms and our reinsurance subjects us to counterparty credit risk. Our access to reinsurance may be disrupted and the terms under which we are able to obtain reinsurance may be less attractive than in the past due to volatility stemming from circumstances such as higher interest rates, increased inflation, global events such as the Russia-Ukraine war, and other factors. In 2022, execution of transactions for XOL reinsurance through the ILN market was more challenging primarily due to increased pricing.

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

MGIC Investment Corporation 2022 Form 10-K | 46

MGIC Investment Corporation and Subsidiaries

decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a MPP. MGIC's "policyholder position" includes its net worth or surplus and its, contingency reserve.
At December 31, 2022, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.5 billion above the required MPP of $2.1 billion. Our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A for more information about matters that could negatively affect such compliance.
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

For additional information about the business practices of the GSEs, see our Risk Factor titled “Changes in the business practices of Fannie Mae and Freddie Mac's ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.” in Item 1A.

COVID-19 PANDEMIC
The COVID-19 pandemic materially impacted our 2020 financial results, as we reserved for losses associated with the increased delinquency notices received. Through December 31, 2022, the vast majority of those delinquency notices have cured, resulting in a decrease in losses incurred as we recognized favorable loss development.
Forbearance for borrowers who were affected by COVID-19 allows mortgage payments to be suspended for a period of time. Historically, forbearance plans have reduced the incidence of our losses on affected loans. However, given the uncertainty surrounding the long-term economic impact of COVID-19, it is difficult to predict the ultimate effect of COVID-19 related forbearances on our loss incidence. Whether a loan delinquency will cure, including through modification, when forbearance ends will depend on the economic circumstances of the borrower at that time. The severity of losses associated with delinquencies that do not cure will depend on economic conditions at that time, including home prices.

Foreclosures on mortgages purchased or securitized by the GSEs were suspended through July 31, 2021. Under a CFPB rule that was effective through December 31, 2021, with limited exceptions, servicers were required to ensure that at least one temporary procedural safeguard had been met before referring 120-day delinquent loans for foreclosure. Claim activity has not yet returned to pre-COVID-19 levels.

For additional information about how the COVID-19 pandemic may impact our future financial results, business, liquidity, and/or financial condition, see our Risk Factor titled “The COVID-19 pandemic may materially impact our business and future financial condition.”

FACTORS AFFECTING OUR RESULTS
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions such as rising interest rates, home prices, housing demand, level of employment, inflation, restrictions and costs on mortgage credit, and other factors. For additional information on how on our business may be impacted see our Risk Factor titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.”

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

MGIC Investment Corporation 2022 Form 10-K | 47

MGIC Investment Corporation and Subsidiaries

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

•Premiums ceded, net of profit commission under our QSR Transactions, and premiums ceded under our XOL Transactions, are primarily affected by the percentage of our IIF subject to our reinsurance transactions. The profit commission under our QSR Transactions also varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred; higher levels of losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 9 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

•Premiums earned are generated by the insurance that is in force during all or a portion of the period. A change in the average IIF in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by the factors discussed above.

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Prior to the COVID-19 pandemic, the level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year. The state of the economy, local housing markets, and various other factors, including the COVID-19 pandemic, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

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

MGIC Investment Corporation 2022 Form 10-K | 48

MGIC Investment Corporation and Subsidiaries

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

Gains (losses) on investments and other financial instruments
•Fixed income securities. Investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and any impairments on securities we intend to sell prior to recovery of its amortized cost basis. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•Equity securities. Investment gains and losses are accounted for as a function of the periodic change in fair value.

•Financial instruments. Investment gains and losses on the embedded derivative on our Home Re Transactions reflect the present value impact of the variation in investment income on assets on the insurance-linked notes held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life.

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

CYBERSECURITY
As part of our business, we maintain large amounts of confidential and proprietary information, including personal information of consumers and employees, on our servers and those of cloud computing services. Federal and state laws designed to promote the protection of such information require businesses that collect or maintain personal information to adopt information security programs, and to notify individuals, and in some jurisdictions, regulatory authorities, of security breaches involving personally identifiable information. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by cyber attacks, such as those involving ransomware. The Company discovers vulnerabilities and regularly blocks a high volume of attempts to gain unauthorized access to its systems. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that will hinder the Company’s ability to identify, investigate and recover from incidents. Such attacks may also increase as a result of retaliation by Russia in response to actions taken by the U.S. and other countries in connection with Russia's military invasion of Ukraine. The Company operates under a hybrid workforce model and such model may be more vulnerable to security breaches.

While we have information security policies and systems in place to secure our information technology systems and to prevent unauthorized access to or disclosure of sensitive information, there can be no assurance with respect to our systems and those of our third-party vendors that unauthorized access to the systems or disclosure of the sensitive information, either through the actions of third parties or employees, will not occur. Due to our reliance on information technology systems, including ours and those of our customers and third-party service providers, and to the sensitivity of the information that we maintain, unauthorized access to the systems or disclosure of the information could adversely affect our reputation, severely disrupt our operations, result in a loss of business and expose us to material claims for damages and may require that we provide

MGIC Investment Corporation 2022 Form 10-K | 49

MGIC Investment Corporation and Subsidiaries

free credit monitoring services to individuals affected by a security breach.
For additional information about our IT systems and cybersecurity, see our risk factor titled “Information technology system failures or interruptions may materially impact our operations and adversely affect our financial results" and "We could be materially adversely affected by a cyber security breach or failure of information security controls." in Item 1A.

MGIC Investment Corporation 2022 Form 10-K | 50

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

MGIC Investment Corporation 2022 Form 10-K | 51

MGIC Investment Corporation and Subsidiaries

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income:

	Years Ended December 31,
	2022			2021
(in thousands)	Pre-tax	Tax Effect	Net (after-tax)	Pre-tax	Tax Effect	Net (after-tax)
Income before tax / Net income	$1,090,034	$224,685	$865,349	801,777	166,794	634,983
Adjustments:
Net realized investment (gains) losses	9,745	2,046	7,699	(7,009)	(1,472)	(5,537)
Loss on debt extinguishment	40,199	8,442	31,757	36,914	7,752	29,162
Adjusted pre-tax operating income / Adjusted net operating income	$1,139,978	$235,173	$904,805	$831,682	$173,074	$658,608

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share:

Weighted average diluted shares outstanding			311,229			351,308
Net income per diluted share			$2.79			$1.85
Net realized investment (gains) losses			0.02			(0.02)
Loss on debt extinguishment			0.10			0.08
Adjusted net operating income per diluted share			$2.91			$1.91

MGIC Investment Corporation 2022 Form 10-K | 52

MGIC Investment Corporation and Subsidiaries

MORTGAGE INSURANCE PORTFOLIO
MORTGAGE ORIGINATIONS
The total amount of mortgage originations is generally influenced by the level of new and existing home sales, interest rates, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

Total mortgage originations in 2022 as compared to 2021 reflects higher interest rates and home prices, contributing to a decrease in home purchase activity in 2022 after a strong 2021. Total mortgage originations are forecasted to be lower in 2023, in comparison to the last two years. Both purchase and refinance markets are forecasted to decrease in 2023 when compared to estimates for 2022.

Mortgage originations
(in billions)
2023 (F)
$1,359
403
$1,762
2022 (E)
$1,619
675
$2,294
2021
$1,882
2,622
$4,504
$1,000
$2,000
$3,000
$4,000
$5,000
Purchase
Refinance

E - Estimated, F- Forecast
Source: Fannie Mae and MBA estimates/forecasts as of January 2023. Amounts represent the average of all sources.

As a result of the forecasted decrease in mortgage originations discussed above, our 2023 NIW is expected to be lower than 2022.

The total estimated mortgage insurance volume is shown below.

Estimated total of PMI, FHA, USDA, and VA primary mortgage insurance

(in billions)	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Primary mortgage insurance	$858	$1,352
Source: Inside Mortgage Finance - February 17, 2023 or SEC filings. Includes HARP NIW.

MORTGAGE INSURANCE INDUSTRY
We compete against five other private mortgage insurers, as well as government mortgage insurance programs, including those offered by the FHA, VA, and USDA. Refer to "Overview - Business Environment - Competition" for a discussion of our competitive position.

PMI's market share is primarily impacted by competition from government mortgage insurance programs. The PMI industry's market share in 2022 increased compared to the market share in 2021.

Estimated primary MI market share

(% of total primary MI volume)	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
PMI	47.2%	43.2%
FHA	26.7%	24.7%
VA	24.5%	30.2%
USDA	1.7%	1.9%
Source: Inside Mortgage Finance - February 17, 2023 or SEC filings. Includes HARP NIW.

MGIC's estimated market share within the PMI industry is shown in the table below. Our risk-based pricing engine, MiQ, allows for frequent granular pricing changes including those to address our view of emerging and evolving market conditions and risk. We expect our market share to decline in first quarter of 2023 due to actions taken in 2022 reflective of our views of risk return. Additional discussion of the competitive landscape of the industry refer to "Overview - Business Environment - Competition" and additional discussion of pricing practices refer to "Overview - Business Environment - Pricing Practices"

Estimated MGIC market share

(% of total primary private MI volume)	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
MGIC	18.9%	20.6%
Source: Inside Mortgage Finance - February 17, 2023 or SEC filings. Includes HARP NIW.

MGIC Investment Corporation 2022 Form 10-K | 53

MGIC Investment Corporation and Subsidiaries

NEW INSURANCE WRITTEN
The following tables provide information about loan characteristics associated with our NIW.
The percentage of our NIW with DTI ratios over 45% and LTV's over 95% increased in 2022 compared with 2021. The increases were primarily driven by higher home prices and interest rates, and a higher percentage of NIW from purchase transactions.

Primary NIW by FICO score

	Years Ended December 31,
(% of primary NIW)	2022	2021
760 and greater	43.1%	45.6%
740 - 759	18.5%	17.5%
720 - 739	14.9%	13.7%
700 - 719	10.9%	11.1%
680 - 699	7.3%	7.3%
660 - 679	3.3%	2.7%
640 - 659	1.3%	1.6%
639 and less	0.7%	0.5%
Total	100%	100%

Primary NIW by loan-to-value

	Years Ended December 31,
(% of primary NIW)	2022	2021
95.01% and above	12.3%	10.8%
90.01% to 95.00%	49.3%	43.7%
85.01% to 90.00%	28.0%	30.0%
80.01% to 85%	10.4%	15.5%
Total	100%	100%

Primary NIW by debt-to-income ratio

	Years Ended December 31,
(% of primary NIW)	2022	2021
45.01% and above	21.3%	13.6%
38.01% to 45.00%	32.3%	30.0%
38.00% and below	46.4%	56.4%
Total	100%	100%

Primary NIW by policy payment type

	Years Ended December 31,
(% of primary NIW)	2022	2021
Monthly premiums	95.7%	92.5%
Single premiums	4.3%	7.4%
Annual Premiums	—%	0.1%

Primary NIW by type of mortgage

	Years Ended December 31,
(% of primary NIW)	2022	2021
Purchases	97.4%	79.7%
Refinances	2.6%	20.3%
We consider a variety of loan characteristics when accessing the risk of a loan. The following tables provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, mortgages with borrowers having FICO scores below 680, including those with borrowers having FICO scores of 620-679, mortgages with borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by number of attributes discussed above

	Years Ended December 31,
(% of primary NIW)	2022	2021
One	31.5%	26.2%
Two or More	3.6%	1.5%
IIF AND RIF
Our IIF grew 7.6% in 2022, and 11.3% in 2021, as NIW more than offset policy cancellations. Cancellation activity is impacted by refinancing activity, policies cancelled when borrowers achieve the required amount of home equity, and cancellations due to claim payment. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Persistency. Our persistency at December 31, 2022 was 79.8% compared to 62.6% at December 31, 2021. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

Insurance in force and risk in force

	Years Ended December 31,
($ in billions)	2022	2021
NIW	$76.4	$120.2
Cancellations	(55.5)	(92.4)
Increase in primary IIF	$20.9	$27.8

Direct primary IIF as of December 31,	$295.3	$274.4

Direct primary RIF as of December 31,	$76.5	$69.3

MGIC Investment Corporation 2022 Form 10-K | 54

MGIC Investment Corporation and Subsidiaries

CREDIT PROFILE OF OUR PRIMARY RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of December 31, 2022, modifications accounted for approximately 4.2% of our total primary RIF, compared to 5.4% at December 31, 2021. Loans associated with 87% of all our modifications were current as of December 31, 2022. For additional information on the composition of our primary RIF see "Business - Our Products and Services"

The composition of our primary RIF by policy year as of December 31, 2022 and 2021 is shown below:

Primary risk in force

($ in millions)	December 31, 2022	December 31, 2021
2004 and prior	411	500
2005 - 2008	3,083	3,728
2009 - 2015	1,753	2,865
2016 - 2022	71,225	62,244
Total	76,472	69,337

POOL AND OTHER INSURANCE
MGIC has written no new pool insurance since 2008, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, MGIC may write pool risk in the future. Our direct pool RIF was $276 million ($196 million on pool policies with aggregate loss limits and $80 million on pool policies without aggregate loss limits) at December 31, 2022 compared to $305 million ($206 million on pool policies with aggregate loss limits and $99 million on pool policies without aggregate loss limits) at December 31, 2021. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $226 million and $321 million as of December 31, 2022 and December 31, 2021, respectively.

MGIC Investment Corporation 2022 Form 10-K | 55

MGIC Investment Corporation and Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS

The following section of the MD&A provides a comparative discussion of our Consolidated Results of Operations for the two-year period ended December 31, 2022. For a discussion of the Critical Accounting Estimates used by us that affect the Consolidated Results of Operations, see "Critical Accounting Estimates" below.

Revenues

Revenues

	Year Ended December 31,
(In millions)	2022	2021	% Change
Net premiums written	$960.7	$969.0	(1)

Net premiums earned	$1,007.1	$1,014.4	(1)
Investment income, net of expenses	167.5	156.4	7
Net gains (losses) on investments and other financial instruments	(7.5)	5.9	N/M
Other revenue	5.6	9.0	(38)
Total revenues	$1,172.8	$1,185.7	(1)

NET PREMIUMS WRITTEN AND EARNED
Net premiums written and earned decreased 1%, respectively, in 2022 compared with the prior year. The decrease in premiums written and earned in 2022 compared to the prior year is primarily due to a decrease in the direct premium yield, offset by a decrease in ceded premiums written and earned.
Premium yields
Premium yield is net premiums earned divided by average IIF during the year and is influenced by a number of key drivers, which have a varying impact from period to period. The following table provides information related to our premium yield for 2022, and 2021.

Premium Yield

		Year Ended December 31,
(in basis points)		2022	2021
In force portfolio yield	(1)	39.4	42.2
Premium refunds		0.1	(0.6)
Accelerated earnings on single premium policies		1.0	3.2
Total direct premium yield		40.5	44.8
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(5.2)	(5.9)
Net premium yield		35.3	38.9
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.3 bps in 2022 and 0.4 bps in 2021

Changes in the net premium yields when compared to the respective prior year periods reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF is from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, the availability of reinsurance and certain policies undergoing premium rate resets on their ten-year anniversaries.
Premium Refunds
è	Premium refunds are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory. The low level of claims received have resulted in a lower level of premium refunds. Our estimate of refundable premium on our delinquency inventory fluctuates with changes in our delinquency inventory and our estimate of the number of loans in our delinquency inventory that will result in a claim.
Accelerated earnings on single premium policies
è	The lower level of refinance transactions has reduced the benefit from accelerated earned premium from cancellation of single premium policies prior to their estimated policy life.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impacts our net premium yield. Ceded premiums earned, net of profit commission, are associated with the QSR Transactions and the XOL Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance Transactions“ below for further discussion on our reinsurance transactions.

As discussed in our Risk Factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses," the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. With the smaller origination market, higher persistency rate, and continued high credit quality for NIW expected in 2023, we expect our in force portfolio premium yield to remain relatively flat during 2023.

MGIC Investment Corporation 2022 Form 10-K | 56

MGIC Investment Corporation and Subsidiaries

See "Overview – Factors Affecting Our Results" above for additional factors that also influence the amount of net premiums written and earned in a year.

REINSURANCE TRANSACTIONS
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, as described below.

è	We cede a fixed percentage of premiums earned and received on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a "dollar for dollar" basis and can be eliminated at loss levels higher than we are currently experiencing. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred, higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of losses of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our QSR Transactions for 2022 and 2021.

Quota share reinsurance

	As of and For the Years Ended December 31,
(Dollars in thousands)	2022	2021
Statements of operations:
Ceded premiums written and earned, net of profit commission	$86,435	$118,537
% of direct premiums written	8%	11%
% of direct premiums earned	7%	10%
Profit commission	176,084	153,759
Ceding commissions	52,071	53,460
Ceded losses incurred	(19,837)	9,862

Mortgage insurance portfolio:
Ceded RIF (in millions)
2015 QSR	$—	$889
2019 QSR	—	1,539
2020 QSR	3,902	4,754
2021 QSR	6,809	7,470
2022 QSR	5,027	—
Credit Union QSR	2,261	1,594
Total ceded RIF	$17,999	$16,246

Ceded premiums written, and earned net of profit commission decreased in 2022 when compared with the prior year primarily due to an increase in the profit commission, which reduces ceded premiums written and earned. The increase in profit commission was driven by negative losses incurred in 2022.

Ceded losses incurred for the year ended December 31, 2022 reflect favorable loss reserve development on previously received delinquency notices. See "Losses Incurred, net” below for discussion of our loss reserves.

We terminated our 2015 and 2019 QSR Transactions effective December 31, 2022 and incurred an early termination fee of $2 million on our 2019 QSR Transaction. We terminated our 2017 and 2018 QSR Transactions effective December 31, 2021 and incurred an early termination fee of $5 million. The termination of the QSR Transactions reduce the amount of IIF and RIF subject to QSR transactions.

Covered Risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota share reinsurance

	As of and For the Years Ended December 31,
	2022	2021
NIW subject to QSR Transactions	87.4%	81.9%
New Risk Written subject to QSR Transactions	93.0%	90.5%
IIF subject to QSR Transactions	67.9%	78.4%
RIF subject to QSR Transactions	73.0%	77.9%

The NIW subject to quota share reinsurance increased in 2022 compared to 2021. The increase was driven by a decrease in refinance transactions which resulted in a decrease in NIW with LTVs less than or equal to 85%, which generally have lower coverage percentages, and are excluded from the QSR Transactions.

2023 QSR Transaction.
We have agreed to terms on a quota share transaction with a group of unaffiliated reinsurers covering most of our NIW in 2023 (with an additional 10.0% quota share). This is in addition to the reinsurance agreements executed in 2022 that included a 15% quota share on eligible 2023 NIW.
MGIC Investment Corporation 2022 Form 10-K | 57

MGIC Investment Corporation and Subsidiaries

Excess of loss reinsurance
We have Excess-of-loss transactions (“XOL Transactions”) with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transaction”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

The 2022 Traditional XOL Transaction provides $142.6 million of reinsurance coverage on eligible NIW in 2022. The Traditional XOL Transaction has contractual termination date after approximately ten years, with an optional termination date after seven years and quarterly thereafter. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans. The reinsurance premiums ceded to the Traditional XOL Transaction are based off the remaining reinsurance coverage levels.

The Home Re Transactions are executed with unaffiliated special purpose entities (“Home Re Entities”) through the issuance of insurance linked notes (“ILNs”). At December 31, 2022 our Home Re Transactions provided $1.6 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through December 31, 2021; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

As of December 31, 2022, the premiums under most of our 2018-2021 reference the one-month LIBOR. As discussed in our risk factor titled "The Company may be adversely impacted by the transition from LIBOR as a reference rate," the ICE Benchmark Administration, the administrator of LIBOR, will cease publishing all USD LIBOR tenors on June 30, 2023.

The initial attachment and detachment, current attachment and detachment, and PMIERs required asset credit for each of our XOL Transactions as of December 31, 2022, are as follows:

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
Home Re 2018-1	2.25%	6.50%	11.67%	21.66%	$—
Home Re 2019-1	2.50%	6.75%	14.79%	31.56%	—
Home Re 2020-1	3.00%	7.50%	6.20%	8.76%	—
Home Re 2021-1	2.25%	6.50%	3.28%	7.58%	178,788
Home Re 2021-2	2.10%	6.50%	2.56%	7.31%	315,126
Home Re 2022-1	2.75%	6.75%	2.96%	7.28%	454,318
2022 Traditional XOL	2.60%	7.10%	2.60%	7.10%	137,831
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer

We ceded premiums on our XOL Transactions of $69.9 million and $44.5 million for the years ended December 31, 2022 and 2021, respectively.

See Note 9 - "Reinsurance," to our consolidated financial statements for additional discussion of our XOL Transactions.

INVESTMENT INCOME, NET
Net investment income increased 7% to $167.5 million in 2022 compared to $156.4 million in 2021. Net investment income benefited from higher yields.

See "Balance Sheet Review" in this MD&A for further discussion regarding our investment portfolio.

NET GAINS (LOSSES) ON INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS
Net gains (losses) on investments and other financial instruments in 2022 and 2021 were $(7.5) million and $5.9 million, respectively.

OTHER REVENUE
Other revenue decreased to $5.6 million in 2022 from $9.0 million in 2021.

MGIC Investment Corporation 2022 Form 10-K | 58

MGIC Investment Corporation and Subsidiaries

Losses and expenses

	Year Ended December 31,
(In millions)	2022	2021	% Change
Losses incurred, net	$(254.6)	$64.6	N/M
Amortization of deferred policy acquisition costs	12.4	12.6	(2)
Other underwriting and operating expenses, net	236.7	198.4	19
Interest expense	48.1	71.4	(33)
Loss on debt extinguishment	40.2	36.9	9
Total losses and expenses	$82.8	$383.9	(78)

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

Estimation of losses is inherently judgmental. Even in a stable environment, changes to our estimates could result in a material impact to our consolidated results of operations and financial position. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, the impact of past and future government initiatives and actions taken by the GSEs (including mortgage forbearance programs and foreclosure moratoriums), and a drop in housing values that could result in, among other things, greater losses on loans, and may affect borrower willingness to continue to make mortgage payments when the net value of the home is below the mortgage balance. Loss reserves in the future will also be dependent on the number of loans reported to us as delinquent.

Prior to the COVID-19 pandemic, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets and various other factors, may result in delinquencies not following the typical pattern.

As discussed in our Risk Factors titled “The Covid-19 pandemic may materially impact our business, and future financial condition," the magnitude of any future impact of the COVID-19 pandemic on our incurred losses is uncertain and cannot be predicted. As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of December 31, 2022 and recorded an IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Losses incurred, net decreased to $(254.6) million compared to $64.6 million in 2021, primarily due to favorable loss reserve development. While new delinquency notices added approximately $149.6 million to losses incurred in 2022, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $404.1 million primarily related to a decrease in the estimated claim rate on delinquencies. The favorable development primarily resulted from greater than expected cure rates, as borrower reinstatements and servicer mitigation efforts resulted in more cures than originally estimated. Additionally, home price appreciation experienced in recent years has allowed borrowers to cure their delinquencies through the sale of their property. In 2021, new delinquency notices added approximately $124.6 million to losses incurred, and our re-estimation of loss reserves on previously received delinquency notices resulted in $60.0 million of favorable loss development, primarily due to the decrease in the claim rate on delinquencies received prior to the COVID-19 pandemic. This was offset by the recognition of a probable loss of $6.3 million related to litigation of our claims paying practices and adverse development on LAE reserves and reinsurance.

MGIC Investment Corporation 2022 Form 10-K | 59

MGIC Investment Corporation and Subsidiaries

See "New notice claim rate" and "Claims severity" below for additional factors and trends that impact these loss reserve assumptions.

Composition of losses incurred

	Year Ended December 31,
(In millions)	2022	2021
Current year / New notices	$149.6	$124.6
Prior year reserve development	(404.1)	(60.0)
Losses incurred, net	$(254.5)	$64.6

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and LAE, net to net premiums earned. The decrease in the loss ratio in 2022 when compared to 2021 was primarily due to a decrease in losses incurred as discussed above.

	Year Ended December 31,
	2022	2021
Loss ratio	(25.3)%	6.4%

MGIC Investment Corporation 2022 Form 10-K | 60

MGIC Investment Corporation and Subsidiaries

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, percentage of delinquent loans in forbearance, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the period
	December 31, 2022
Policy Year	New Notices	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	3,695	2,471	13.4%	18
2005-2008	11,702	8,317	11.9%	19
2009-2015	3,115	2,017	12.4%	12
2016	2,090	1,249	15.9%	10
2017	2,797	1,719	16.9%	10
2018	3,289	2,060	17.8%	9
2019	3,199	1,823	21.7%	9
2020	5,067	2,558	35.4%	7
2021	6,656	3,307	43.9%	5
2022	1,378	866	37.1%	3
Total	42,988	26,387	20.9%	12
Claim rate on new notices (1)	8%

	December 31, 2021
Policy Year	New Notices	Delinquency Inventory	% of Delinquency Inventory in Forbearance	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	3,893	2,829	21.4%	19
2005-2008	13,070	10,882	24.3%	19
2009-2015	4,040	3,400	34.9%	13
2016	2,375	2,004	43.5%	12
2017	3,384	2,949	46.6%	12
2018	3,902	3,412	49.3%	12
2019	4,163	3,340	58.1%	11
2020	5,623	3,308	63.4%	8
2021	1,982	1,166	40.9%	4
Total	42,432	33,290	39.5%	14
Claim rate on new notices (1)	8%
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

MGIC Investment Corporation 2022 Form 10-K | 61

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

As discussed in Note 8 - "Loss Reserves," our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. An increase in loss mitigation activities, primarily third party acquisitions (sometimes referred to as “short sales”), has resulted in a decrease in the average claim paid and the average claim paid as a percentage of exposure in recent years. At the start of the COVID-19 pandemic, the level of claims received decreased. Claim activity and the average claims paid as a percentage of exposure has not yet returned to pre-COVID-19 levels. The magnitude and timing of the increases are uncertain.

The majority of loans insured prior to 2009 (which represent 41% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend

Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q4 2022	$38,903	$28,492	73.2%	41
Q3 2022	37,625	23,461	62.4%	46
Q2 2022	44,106	27,374	62.1%	41
Q1 2022	38,009	27,662	72.8%	45
Q4 2021	43,485	32,722	75.2%	42
Q3 2021	42,468	36,138	85.1%	34
Q2 2021	40,300	34,068	84.5%	36
Q1 2021	46,807	36,725	78.5%	34

Note: Table excludes material settlements. Settlements include amounts paid in settlement of disputes for claims paying practices and/or commutations of policies.

See Note 8 – “Loss Reserves” to our consolidated financial statements and “Critical Accounting Estimates” below for a discussion of our losses incurred and claims paying practices (including curtailments).

MGIC Investment Corporation 2022 Form 10-K | 62

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

Primary delinquent inventory - number of payments delinquent

	2022	2021
3 payments or less	11,484	9,529
4 - 11 payments	8,026	9,208
12 payments or more (1)	6,877	14,553
Total	26,387	33,290

3 payments or less	44%	28%
4 - 11 payments	30%	28%
12 payments or more	26%	44%
Total	100%	100%
(1)Approximately 28% and 13% of the loans in the primary delinquency inventory with 12 payments or more delinquent have at least 36 payments delinquent as of December 31, 2022, and 2021, respectively.

NET LOSSES AND LAE PAID
Net losses and LAE paid were flat in 2022 compared to 2021, while direct losses paid decreased slightly in 2022 compared to 2021. Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The losses and LAE paid on reinsurance terminations decreased in 2022 when compared to 2021. The decrease is primarily due to the losses and LAE recoverable from reinsurers at time of termination of the 2015 and 2019 QSR Transactions (effective December 31, 2022), compared to the losses and LAE recoverable from reinsurers at time of termination of the 2017 and 2018 QSR transaction (effective December 31, 2021). In a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurer

The table below presents our net losses and LAE paid for 2022 and 2021.

Net losses and LAE paid

(in millions)	2022	2021
Total primary (excluding settlements)	$35	$43
Claims paying practices and NPL settlements (1)	8	14
Pool	—	—
Direct losses paid	43	57
Reinsurance	(1)	(2)
Net losses paid	42	55
LAE	8	14
Net losses and LAE paid before terminations	50	69
Reinsurance terminations (2)	(18)	(36)
Net losses and LAE paid	$32	$33

Average claim paid	$26,715	$34,956
(1)See Note 8 - "Loss Reserves" for additional information on our settlements of disputes for claims paying practices and/or commutations of policies
(2)See Note 9 - "Reinsurance" for additional information on our reinsurance terminations

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans as of December 31, 2022 and 2021 and for the top 5 jurisdictions (based on December 31, 2022 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans

	2022	2021
Florida	$59,515	$56,227
Texas	53,364	51,037
Illinois	41,640	40,798
Pennsylvania	40,993	39,523
New York	74,760	74,836
All other jurisdictions	51,693	51,652
Total all jurisdictions	$52,511	$51,887
The primary average RIF on all loans was $64,784 and $59,518 at December 31, 2022 and December 31, 2021, respectively. The increase is primarily due to an increase in loans from recent years which generally have larger loan balances.

MGIC Investment Corporation 2022 Form 10-K | 63

MGIC Investment Corporation and Subsidiaries

LOSS RESERVES
Our primary delinquency inventory was 26,387 at December 31, 2022, representing a decrease of 21% from December 31, 2021. We also experienced a decrease in the average direct reserve per default as shown in the table below. The average direct reserve per default is influenced by the number of consecutive months a borrower has been delinquent. Generally, a defaulted loan with more missed payments is more likely to result in a claim. The number of delinquencies in inventory with twelve or more missed payments at December 31, 2022 decreased when compared to the prior year. (See Note 8 -"Loss Reserves," table 8.4.) The average direct reserve per default is also impacted by the average RIF on delinquent loans as shown above.

The gross reserves as of December 31, 2022, and 2021 appear in the table below.

Gross loss reserves

	December 31,
	2022		2021
Primary:
Case reserves (In millions)	$498		$795
IBNR and LAE	56		82
Total primary direct loss reserves	554		877
Ending delinquency inventory		26,387		33,290
Percentage of loans delinquent (default rate)		2.22%		2.84%
Average direct reserve per default		$20,994		$26,156
Primary claims received inventory included in ending delinquency inventory		267		211
Other gross loss reserves (2) (In millions)	4		7
(1)Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2)Other gross loss reserves includes direct and assumed reserves that are not included within our primary loss reserves.

MGIC Investment Corporation 2022 Form 10-K | 64

MGIC Investment Corporation and Subsidiaries

The primary delinquency inventory for the top 15 jurisdictions (based on December 31, 2022 delinquency inventory) at December 31, 2022, and 2021 appears in table the below.

Primary delinquency inventory by jurisdiction

	2022	2021
Florida *	2,414	2,948
Texas	1,935	2,572
Illinois *	1,640	2,082
Pennsylvania *	1,525	1,672
New York *	1,399	1,674
California	1,336	1,852
Ohio *	1,322	1,458
Michigan	965	1,144
Georgia	954	1,272
New Jersey *	841	1,169
North Carolina	753	987
Maryland	719	929
Indiana	622	736
Virginia	582	766
Minnesota	573	725
All other jurisdictions	8,807	11,304
Total	26,387	33,290

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
The primary delinquency inventory by policy year at December 31, 2022 and 2021 appears in the following table.

Primary delinquency inventory by policy year

	2022	2021
2004 and prior	2,471	2,829
2004 and prior %:	9%	8%
2005	1,438	1,703
2006	2,388	2,928
2007	3,680	4,973
2008	811	1,278
2005 - 2008%	32%	33%
2009	51	84
2010	31	56
2011	43	79
2012	72	143
2013	243	441
2014	633	1,055
2015	944	1,542
2009 - 2015%	8%	10%
2016	1,249	2,004
2017	1,719	2,949
2018	2,060	3,412
2019	1,823	3,340
2020	2,558	3,308
2021	3,307	1,166
2022	866	—
2016 and later %:	51%	49%
Total	26,387	33,290
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2022, 80% of our primary RIF was written subsequent to December 31, 2019, 85% of our primary RIF was written subsequent to December 31, 2018, and 88% of our primary RIF was written subsequent to December 31, 2017.

UNDERWRITING AND OTHER EXPENSES, NET
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for 2022 increased to $236.7 million from $198.4 million in 2021. The increase was primarily due to higher expenses related to our technology investments, particularly in data and analytics, and an increase in pension expense. Pension expenses increased in 2022 as a result of settlement accounting charges during 2022. In 2023, we expect to incur settlement accounting charges as a result of lump sum settlements for employees who retired in the fourth quarter of 2022.

MGIC Investment Corporation 2022 Form 10-K | 65

MGIC Investment Corporation and Subsidiaries

	Year Ended December 31,
	2022	2021
Underwriting expense ratio	25.2%	20.6%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio increased in 2022 compared with 2021 due to an increase in underwriting expenses and slight decreases in net premiums written.

LOSS ON DEBT EXTINGUISHMENT
In 2022, we recorded a loss on debt extinguishment of $40.2 million, related to the repurchases of a portion our 9% Debentures, the redemption of our 5.75% Senior Notes, and the repayment of the outstanding principal balance of the FHLB Advance. In 2021, we recorded a loss on debt extinguishment of $36.9 million associated with the repurchase of most of our 9% Debentures.

See Note 7 - "Debt" to our consolidated financial statements for a discussion on our debt.

INTEREST EXPENSE
Interest expense for 2022 was $48.1 million compared to $71.4 million for 2021. The decrease is due to the debt transactions discussed above.

INCOME TAX EXPENSE AND EFFECTIVE TAX RATE

Income tax provision and effective tax rate

(In millions, except rate)	2022	2021
Income before tax	$1,090	$802
Provision for income taxes	225	167
Effective tax rate	20.6%	20.8%

The increase in our provision for income taxes for 2022 compared to 2021 was primarily due to an increase in income before tax. Our effective tax rate for 2022 and 2021 approximated the federal statutory income tax rate of 21%.

See Note 12 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation 2022 Form 10-K | 66

MGIC Investment Corporation and Subsidiaries

BALANCE SHEET REVIEW
The following sections focus on the assets and liabilities experiencing major developments in 2022.

Consolidated balance sheets - Assets

	As of December 31,
(in thousands)	2022	2021	% Change
Investments	$5,424,688	$6,606,749	(18)
Cash and cash equivalents	327,384	284,690	15
Premiums receivable	58,000	56,540	3
Reinsurance recoverable on loss reserves	28,240	66,905	(58)
Reinsurance recoverable on paid losses	18,081	36,275	(50)
Deferred incomes taxes, net	124,769	—	N/M
Other assets	232,631	273,849	(15)
Total Assets	$6,213,793	$7,325,008	(15)

INVESTMENT PORTFOLIO
The investment portfolio decreased to $5.4 billion as of December 31, 2022 (2021: $6.6 billion), primarily due to a decrease in the fair value of our investment portfolio due to the increase in the prevailing market interest rates and the reduction of debt outstanding.

The return we generate on our investment portfolio is an important component of our consolidated financial results. Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities. The investment portfolio is designed to achieve the following objectives:

Operating Companies (1)		Holding Company
è	Preserve PMIERs assets	è	Provide liquidity with minimized realized loss
è	Maximize total return with emphasis on book yield, subject to our other objectives	è	Maintain highly liquid, low volatility assets
è	Limit portfolio volatility	è	Maintain high credit quality
è	Duration 3.5 to 5.5 years	è	Duration maximum of 2.5 years
(1)Primarily MGIC

To achieve our portfolio objectives, our asset allocation considers the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by, and based on, the following factors:

è	economic and market outlooks;
è	diversification effects;
è	security duration;
è	liquidity;
è	capital considerations; and
è	income tax rates.

The average duration and embedded investment yield of our investment portfolio as of December 31, 2022 and 2021 is shown in the following table.

Portfolio duration and embedded investment yield

	December 31,
	2022	2021
Duration (in years)	4.3	4.5
Pre-tax yield (1)	3.0%	2.5%
After-tax yield (1)	2.5%	2.1%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The credit risk of a security is evaluated through analysis of the security's underlying fundamentals, including the issuer's sector, scale, profitability, debt coverage, and ratings. The investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. The following table shows the security ratings of our fixed income investments as of December 31, 2022 and 2021.

MGIC Investment Corporation 2022 Form 10-K | 67

MGIC Investment Corporation and Subsidiaries

Fixed income security ratings
% of fixed income securities at fair value
	Security Ratings (1)
Period	AAA	AA	A	BBB
December 31, 2022	18%	28%	34%	20%
December 31, 2021	18%	26%	36%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.

Our investment portfolio was invested in comparable security types for the years ended December 31, 2022 and December 31, 2021. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

Investments outlook
The Federal Open Market Committee (“FOMC”) raised the federal funds rate seven times throughout 2022 from 0.25% to 4.5% as it weighed the ongoing economic impacts of tight labor markets, supply chain disruptions and other macroeconomic factors that elevated inflationary measures. In February, 2023 the FOMC increased the federal funds rate by an additional 0.25% and signaled continued restrictive monetary policy in response to inflationary pressures. Market yields have increased in response to the FOMC’s actions, which has resulted in a decrease in our fixed income investment valuations. The actions of the FOMC and other ongoing macroeconomic factors could create significant economic uncertainty, such as increasing recessionary concerns, which may result in a widening of credit spreads. Market volatility resulting from these factors may continue to impact our investment valuations and returns.

We seek to manage our exposure to interest rate risk and volatility by maintaining a diverse mix of high-quality securities with an intermediate duration profile.

While higher interest rates may adversely impact the fair values of our fixed income investments, they present a near-term opportunity for investment into securities with yields in excess of the book yield on our portfolio. Increases in market-based portfolio yields are expected to result in higher net investment income in future periods. In addition to fixed income securities, we also hold cash and cash equivalents which yield returns that trend with changes in the federal funds rate.

As of December 31, 2022, approximately 6% of the fair value of our investment portfolio consisted of securities referencing LIBOR. As discussed in our risk factor titled "The Company may be adversely impacted by the transition from LIBOR as a reference rate," the ICE Benchmark Administration, the administrator of LIBOR, will cease publishing all USD LIBOR tenors on June 30, 2023.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased to $327.4 million, as of December 31, 2022 (2021: $284.7 million), as net cash generated from operating was substantially used in financing activities.

DEFERRED INCOME TAXES
Our net deferred tax asset was $124.8 million at December 31, 2022 and is separately stated in our consolidated balance sheets as Deferred income taxes, net. Our net deferred income tax liability was $39.4 million at December 31, 2021 and is included as a component of Other liabilities in our consolidated balance sheets. The change in our deferred income tax asset and liability was primarily due to the tax effect of unrealized losses generated by the investment portfolio during 2022. We owned $661.7 million and $426.3 million of tax and loss bonds at December 31, 2022 and December 31, 2021, respectively. See Note 12 – “Income Taxes” to our consolidated financial statements for additional disclosure on the components of our deferred tax assets and liabilities.

REINSURANCE RECOVERABLE ON PAID LOSSES
Reinsurance recoverable on paid losses decreased to $18.1 million at December 31, 2022 (2021: $36.3 million). The decrease in the reinsurance recoverable on paid losses is primarily due from the losses recoverable from reinsurers at time of termination of the 2015 and 2019 QSR Transactions (effective December 31, 2022), compared to the losses recoverable from reinsurers at time of termination of the 2017 and 2018 QSR transaction (effective December 31, 2021). In a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers.

OTHER ASSETS
Other assets decreased to $111 million as of December 31, 2022 (2021: $134 million), primarily driven by a change in the net funded status of our employee benefit plans. See Note 11 - "Benefit Plans" to our consolidated financial statements for additional disclosure on our employee benefit plans.

MGIC Investment Corporation 2022 Form 10-K | 68

MGIC Investment Corporation and Subsidiaries

Consolidated balance sheets - Liabilities and equity

	As of December 31,
(In thousands)	2022	2021	% Change
Liabilities
Loss reserves	$557,988	$883,522	(37)
Unearned premiums	195,289	241,690	(19)
Long-term debt	662,810	1,146,712	(42)
Other liabilities	154,966	191,702	(19)
Total Liabilities	$1,571,053	$2,463,626	(36)

Shareholders' equity
Common stock	$371,353	$371,353	—
Paid-in capital	1,798,842	1,794,906	—
Treasury stock	(1,050,238)	(675,265)	56
AOCI, net of tax	(481,511)	119,697	(502)
Retained earnings	4,004,294	3,250,691	23
Total	$4,642,740	$4,861,382	(4)

LOSS RESERVES AND REINSURANCE RECOVERABLE ON LOSS RESERVES
Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $558.0 million as of December 31, 2022, from $883.5 million of December 31, 2021. Reinsurance recoverables on loss reserves were $28.2 million and $66.9 million as of December 31, 2022 and December 31, 2021, respectively. The decrease in loss reserves from 2022 to 2021 is primarily due to favorable development of $404.1 million on previously received delinquency notices, partially offset by loss reserves established on new delinquency notices. The reinsurance recoverable on loss reserves is impacted by the change in direct reserves and the percentage of our delinquency inventory covered by reinsurance transactions.

LONG-TERM DEBT
Our long-term debt decreased to $662.8 million as of December 31, 2022 from $1,146.7 million as of December 31, 2021 as we paid down our long-term debt in 2022. We repurchased $89.1 million in aggregate principal amount of our 9% Debentures, repaid the outstanding balance of the FHLB Advance of $155.0 million and we redeemed the $242.3 million of aggregate principal outstanding on our 5.75% Senior Notes due in 2023.

UNEARNED PREMIUM
Our unearned premium decreased to $195.3 million as of December 31, 2022 from $241.7 million as of December 31, 2021 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

OTHER LIABILITIES
Other liabilities decreased to $155.0 million as of December 31, 2022 (2021: $191.7 million), primarily due to decreases in our deferred income tax liability, accrual for premium refunds, and interest payable. These were partially offset by an increase in our liability for pension obligation.

SHAREHOLDER'S EQUITY
The decrease in shareholders' equity represents a decrease in the fair value of our investments portfolio discussed above, repurchases of our common stock, and dividends paid to shareholders, partially offset by net income in 2022.

MGIC Investment Corporation 2022 Form 10-K | 69

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

Summary of consolidated cash flows

	Years ended December 31,
(In thousands)	2022	2021
Total cash provided by (used in):
Operating activities	$650,012	$696,317
Investing activities	410,485	(160,749)
Financing activities	(1,032,542)	(527,290)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$27,955	$8,278

Operating activities
The following list highlights the major sources and uses of cash flow from operating activities:

Sources
+	Premiums received
+	Loss payments from reinsurers
+	Investment income

Uses
-	Claim payments
-	Premium ceded to reinsurers
-	Interest expense
-	Operating expenses
-	Tax payments
Our largest source of cash is from premiums received from our insurance policies, which we receive on a monthly installment basis for most policies. Premiums are received at the beginning of the coverage period for single premium and annual premium policies. Our largest cash outflow is generally for claims that arise when a delinquency results in an insured loss. Based on historical experience, we expect our future claim payments associated with established case loss reserves to pay out at or within 5 years, with the majority of future claim payments made within one to three years. Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

We invest our net cash flow in various investment securities that earn interest. We also use cash to pay for our ongoing expenses such as salaries, debt interest, professional services and occupancy costs.

We also have purchase obligations totaling approximately $22 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $10 million for our purchase obligations.

In connection with our reinsurance transactions, we cede, or pay out, part of the premiums we receive to our reinsurers and collect cash when claims subject to our reinsurance coverage are paid.

Net cash provided by operating activities in 2022 decreased compared to 2021 primarily due to an increase in income taxes paid, increase in underwriting and operating expenses paid, a decrease in investment income collected, and a decrease in premiums received. This was partially offset by a decrease in losses paid, net of reinsurance settlements and a decrease in interest payments.

Investing activities
The following list highlights the major sources and uses of cash flow from investing activities:

Sources
+	Proceeds from sales of investments
+	Proceeds from maturity of fixed income securities

Uses
-	Purchases of investments
-	Purchases of property and equipment

We maintain an investment portfolio that is primarily invested in a diverse mix of fixed income securities. As of December 31, 2022, our portfolio had a fair value of $5.4 billion, a decrease of $1.2 billion, or 17.9% from December 31, 2021. Net cash flows provided by investing activities in 2022 primarily reflect sales and maturities of fixed income and equity securities during the year that exceeded purchases as proceeds were used in financing activities. Net cash used in investing activities in 2021 primarily reflects purchases of fixed income and equity securities during the year that exceeded sales of such securities as cash from operations was available for additional investment. In addition to investment portfolio activities, our investing activities included investment in our technology infrastructure to enhance our ability to conduct business and execute our strategies.

MGIC Investment Corporation 2022 Form 10-K | 70

MGIC Investment Corporation and Subsidiaries

Financing activities
The following list highlights the major sources and uses of cash flow from financing activities:

Sources
+	Proceeds from debt and/or common stock issuances

Uses
-	Repayment/repurchase of debt
-	Repurchase of common stock
-	Payment of dividends to shareholders
-	Payment of withholding taxes related to share-based compensation net share settlement
Net cash flows used in financing activities in 2022 primarily reflects repurchase of our common stock, repayment of our 5.75% Notes and our FHLB Advance, the repurchase of a most of our 9% Debentures and payment of dividends to shareholders. Net cash flows used in financing activities in 2021 primarily reflect repurchases of our common stock, repurchase of a portion of our 9% Debentures, payment of dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement.

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

Capital Structure
The following table summarizes our capital structure as of December 31, 2022, and 2021.

(In thousands, except ratio)	2022	2021
Common stock, paid-in capital, retained earnings, less treasury stock	$5,124,251	$4,741,685
Accumulated other comprehensive loss, net of tax	(481,511)	119,697
Total shareholders' equity	4,642,740	4,861,382
Long-term debt, par value	671,086	1,157,500
Total capital resources	$5,313,826	$6,018,882

Ratio of long-term debt to shareholders' equity	14.5%	23.8%

The decrease in shareholders' equity in 2022 represents a decrease in the fair value of our investments portfolio, repurchases of our common stock, and dividends paid, partially offset by net income in 2022. See Note 13 - "Shareholders' Equity" for further information.

DEBT AT OUR HOLDING COMPANY AND HOLDING COMPANY LIQUIDITY
Debt obligations - holding company
The 5.25% Notes and 9% Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. We have no debt obligations due within the next twelve months. As of December 31, 2022, our 5.25% Notes had $650 million of outstanding principal due in 2028 and our 9% Debentures had $21.1 million of outstanding principal due in April 2063.

In 2022, we repurchased $89.1 aggregate principal of our 9% debentures, redeemed the outstanding principal balance on our 5.75% Notes, and repaid the outstanding balance of our FHLB advance.

The 9% Debentures are a convertible debt issuance. Subject to certain limitations and restrictions, holders of the 9% Debentures may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated prior to the scheduled maturity.

See Note 7 - "Debt" for further information on our outstanding debt obligations and transactions impacting our consolidated financial statements in 2022 and 2021.

Liquidity analysis - holding company
As of December 31, 2022, and December 31, 2021, we had approximately $647 million and $663 million, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about

MGIC Investment Corporation 2022 Form 10-K | 71

MGIC Investment Corporation and Subsidiaries

MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.25% Notes and 9% Debentures approximating $36.0 million, based on the debt outstanding at December 31, 2022. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

During 2022 and 2021, we used approximately $386 million and $291 million respectively, of available holding company cash to repurchase shares of our common stock. Through February 17, 2023 we used approximately $42.6 million of available holding company cash to repurchase shares of our common stock. The repurchase programs may be suspended or discontinued at any time. See “Overview - Capital” of this MD&A for a discussion of our share repurchase programs.

We may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions. See "Overview-Capital" of this MD&A for a discussion of our share repurchase programs.

In 2022, we used $110.9 million to pay cash dividends to shareholders. On January 24, 2023, our Board of Directors declared a quarterly cash dividend of $0.10 per common share to shareholders of record on February 17, 2023, payable on March 2, 2023.

Our holding company cash and investments decreased $16 million, to $647 million as of December 31, 2022.

Significant cash and investments inflows during the year:
•$800 million dividends received from MGIC,
•$94 million intercompany tax receipts, and
•$8 million of investment income.

Significant cash outflows during the year:
•$386 million of net share repurchase transactions,
•$248 million of 5.75% Notes redemption,
•$121 million of 9% Debenture repurchases,
•$111 million of cash dividends paid to shareholders, and
•$53 million of interest payments on our 5.75% Notes, 5.25% Notes, and 9% Debentures.

The net unrealized losses on our holding company investment portfolio were approximately $14.0 million at December 31, 2022 and the portfolio had a modified duration of approximately 1.1 years.

Scheduled debt maturities beyond the next twelve months include $650 million of our 5.25% Notes in 2028 and $21.1 million of our 9% Debentures in 2063. The principal amount of the 9% Debentures is currently convertible, at the holder’s option, at a conversion rate, which is subject to adjustment, of 77.962 common shares per $1,000 principal amount of debentures. This represents a conversion price of approximately $12.83 per share. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $16.67 (adjusted pro rata for changes in the conversion price) for at least 20 of the 30 trading days preceding notice of the redemption. We expect to provide a redemption notice for the Debentures when this requirement is met and would expect the majority of the holders of the Debentures would elect to convert their Debentures into common stock before the redemption date. Under the terms of the Debenture, we may pay cash in lieu of issuing shares.
See Note 7 – “Debt” to our consolidated financial statements for additional information about our long term debt. The description in Note 7 - “Debt" to our consolidated financial statements is qualified in its entirety by the terms of the notes and debentures. The terms of our 9% Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008. The terms of our 5.25% Notes are contained in a Supplemental Indenture, dated as of August 12, 2020, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on August 12, 2020, and in the Indenture dated as of October 15, 2000 between us and the trustee.

Although not anticipated in the near term, we may also contribute funds to our insurance operations to comply with the PMIERs or the State Capital Requirements. See “Overview – Capital” above for a discussion of these requirements.

DEBT AT SUBSIDIARIES
MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. In the first quarter of 2022, we prepaid the outstanding principal balance of $155.0 million on the FHLB Advance and incurred a prepayment fee of $1.3 million.

Capital Adequacy
PMIERs
We operate under each of the GSE's PMIERs. Refer to "Overview - Capital - GSEs" of this MD&A for further discussion of PMIERs.

As of December 31, 2022, MGIC’s Available Assets under PMIERs totaled approximately $5.7 billion, an excess of approximately $2.3 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Maintaining a sufficient level of excess Available Assets will allow MGIC to remain in compliance with the PMIERs financial requirements.

MGIC Investment Corporation 2022 Form 10-K | 72

MGIC Investment Corporation and Subsidiaries

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

	December 31,
(In millions)	2022	2021
QSR Transactions	$1,228	$1,129
Home Re Transactions	948	765
Traditional XOL Transactions	138	—
Total capital credit for Reinsurance Transactions	$2,314	$1,894

Our 2023 QSR transaction terms are generally comparable to our existing QSR transactions and will also provide PMIERs capital credit. Refer to Note 9 - "Reinsurance" to our consolidated financial statements for additional information on our reinsurance transactions.
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

RISK-TO-CAPITAL
We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operations basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool RIF and excludes risk on policies that are currently in default and for which case loss reserves have been established and the risk covered by reinsurance. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. MGIC's policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to a contingency reserve of approximately 50% of earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of earned premiums in a calendar year.

The table below presents MGIC's risk-to-capital calculation.

Risk-to-capital - MGIC

	December 31,
(In millions, except ratio)	2022	2021
RIF - net (1)	$56,292	$50,298
Statutory policyholders' surplus	$921	$1,217
Statutory contingency reserve	4,597	4,056
Statutory policyholders' position	$5,518	$5,273
Risk-to-capital	10.2:1	9.5:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent $1.4 billion at December 31, 2022 and $1.8 billion at December 31, 2021 and for which case loss reserves have been established.

The 2022 increase in MGIC's risk-to-capital was due to an increase in RIF, net of reinsurance, partially offset by an increase in our statutory policyholder's position. The increase in statutory policyholders' position was primarily due to an increase in statutory contingency reserves and net income during 2022, offset by dividends paid to our holding company of $800 million. The increase in our RIF, net of reinsurance, was primarily due to an increase in our IIF and the termination of our 2015 and 2019 QSR Transaction, offset by a decrease in our reduction to risk on policies that are currently in default for which loss reserves have been established. Our risk-to-capital ratio will increase if the percentage increase in capital exceeds the percentage decrease in insured risk.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

Financial Strength Ratings

MGIC financial strength ratings

Rating Agency	Rating	Outlook
Moody's Investors Service	A3	Stable
Standard and Poor's Rating Services	BBB+	Stable
A.M. Best	A-	Stable

MAC financial strength ratings

Rating Agency	Rating	Outlook
A.M. Best	A-	Stable

For further information about the importance of MGIC’s ratings and rating methodologies, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses” in Item 1A.

MGIC Investment Corporation 2022 Form 10-K | 73

MGIC Investment Corporation and Subsidiaries

CRITICAL ACCOUNTING ESTIMATES
The accounting estimate described below requires significant judgments and estimates in the preparation of our consolidated financial statements.

LOSS RESERVES
The estimation of case loss reserves is subject to inherent uncertainty and requires significant judgement by management. Changes to our estimates could result in a material impact to our consolidated results and financial position, even in a stable economic environment.

Case Reserves
Case reserves are established for estimated insurance losses when notices of delinquency on insured mortgage loans are received. Such loans are referred to as being in our delinquency inventory. For reporting purposes, we consider a loan delinquent when it is two or more payments past due and has not become current or resulted in a claim payment. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excluded mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish case loss reserves for future claims on insured loans which are not currently delinquent.

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

Our estimates are also affected by any agreements we enter into regarding our claims paying practices as discussed in Note 17 – “Litigation and Contingencies” to our consolidated financial statements.

Our estimate of loss reserves is sensitive to changes in claim rate and claim severity; it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2022, assuming all other factors remain constant, a $1,000 increase/decrease in the average claim severity reserve factor would change the reserve amount by approximately +/- $10 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $15 million. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

Historical development of loss reserves

(In thousands)	Losses incurred related to prior years (1)	Reserve at end of prior year
2022	(404,130)	883,522
2021	(60,015)	880,537
2020	19,604	555,334
2019	(71,006)	674,019
2018	(167,366)	985,635
(1)A negative number for a prior year indicates a redundancy of loss reserves. A positive number for a prior year indicates a deficiency of loss reserves.

See Note 8 – “Loss Reserves” to our consolidated financial statements for a discussion of recent loss development.

MGIC Investment Corporation 2022 Form 10-K | 74

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2022, the modified duration of our fixed income investment portfolio was 4.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.3% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Balance Sheet Review– Investment Portfolio" in Item 7.

MGIC Investment Corporation 2022 Form 10-K | 75

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements are filed pursuant to this Item 8:

MGIC Investment Corporation 2022 Form 10-K | 76

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
(In thousands)	Note	2022	2021
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost, 2022 - $5,926,785; 2021 - $6,397,658)		$5,409,698	$6,587,581
Equity securities, at fair value (cost, 2022 - $15,924; 2021 - $15,838)		14,140	16,068
Other invested assets, at cost		850	3,100
Total investment portfolio		5,424,688	6,606,749

Cash and cash equivalents		327,384	284,690
Restricted cash and cash equivalents		5,529	20,268
Accrued investment income		55,178	51,902
Reinsurance recoverable on loss reserves	9	28,240	66,905
Reinsurance recoverable on paid losses	9	18,081	36,275
Premiums receivable		58,000	56,540
Home office and equipment, net		41,419	45,614
Deferred insurance policy acquisition costs		19,062	21,671
Deferred income taxes, net	12	124,769	—
Other assets		111,443	134,394
Total assets		$6,213,793	$7,325,008

Liabilities and shareholders' equity
Liabilities:
Loss reserves	8	$557,988	$883,522
Unearned premiums		195,289	241,690
Federal Home Loan Bank Advance	7	—	155,000
Senior notes	7	641,724	881,508
Convertible junior subordinated debentures	7	21,086	110,204
Other liabilities		154,966	191,702
Total liabilities		1,571,053	2,463,626
Contingencies	17
Shareholders' equity:	13
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2022 - 371,353; 2021 - 371,353; shares outstanding 2022 - 293,433; 2021 - 320,336)		371,353	371,353
Paid-in capital		1,798,842	1,794,906
Treasury stock at cost (shares 2022 - 77,920; 2021 - 51,017)		(1,050,238)	(675,265)
Accumulated other comprehensive (loss) income, net of tax	10	(481,511)	119,697
Retained earnings		4,004,294	3,250,691
Total shareholders' equity		4,642,740	4,861,382
Total liabilities and shareholders' equity		$6,213,793	$7,325,008
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2022 Form 10-K | 77

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended December 31,
(In thousands, except per share data)	Note	2022	2021		2020
Revenues:
Premiums written:
Direct		$1,108,570	$1,123,117		$1,106,632
Assumed		8,535	8,924		10,837
Ceded	9	(156,373)	(163,031)		(188,727)
Net premiums written		960,732	969,010		928,742
Decrease (increase) in unearned premiums		46,401	45,409		93,201
Net premiums earned	9	1,007,133	1,014,419		1,021,943

Investment income, net of expenses	5	167,476	156,438		154,396
Net gains (losses) on investments and other financial instruments	5	(7,463)	5,861	(1)	12,576	(1)
Other revenue		5,639	8,957	(1)	10,231	(1)
Total revenues		1,172,785	1,185,675		1,199,146

Losses and expenses:
Losses incurred, net	8 / 9	(254,565)	64,577		364,774
Amortization of deferred policy acquisition costs		12,366	12,602		12,380
Other underwriting and operating expenses, net		236,697	198,445		176,398
Loss on debt extinguishment	7	40,199	36,914		26,736
Interest expense	7	48,054	71,360		59,595
Total losses and expenses		82,751	383,898		639,883
Income before tax		1,090,034	801,777		559,263
Provision for income taxes	12	224,685	166,794		113,170
Net income		$865,349	$634,983		$446,093

Earnings per share:	4
Basic		$2.83	$1.90		$1.31
Diluted		$2.79	$1.85		$1.29

Weighted average common shares outstanding - basic	4	305,847	334,330		339,953
Weighted average common shares outstanding - diluted	4	311,229	351,308		359,293

(1) Certain amounts have been reclassified to conform with current year presentation

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2022 Form 10-K | 78

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years Ended December 31,
(In thousands)	Note	2022	2021	2020
Net income		$865,349	$634,983	$446,093
Other comprehensive income (loss), net of tax:	10
Change in unrealized investment gains and losses	5/10	(558,534)	(122,099)	133,616
Benefit plans adjustment	11	(42,674)	24,975	10,497
Other comprehensive income (loss), net of tax		(601,208)	(97,124)	144,113
Comprehensive income		$264,141	$537,859	$590,206
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2022 Form 10-K | 79

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Years Ended December 31,
(In thousands)	Note	2022	2021	2020
Common stock
Balance, beginning and end of year		371,353	371,353	371,353

Paid-in capital
Balance, beginning of year		1,794,906	1,862,042	1,869,719
Cumulative effect of debt with conversion options accounting standards update		—	(68,289)	—
Balance, beginning of period, as adjusted		1,794,906	1,793,753	1,869,719
Reacquisition of convertible junior subordinated debentures-equity component		—	—	(2,673)
Reissuance of treasury stock, net under share-based compensation plans		(20,835)	(15,956)	(18,807)
Equity compensation		24,771	17,109	13,803
Balance, end of year		1,798,842	1,794,906	1,862,042

Treasury stock
Balance, beginning of year		(675,265)	(393,326)	(283,196)
Purchases of common stock	13	(385,714)	(290,818)	(119,997)
Reissuance of treasury stock, net under share-based compensation plans		10,741	8,879	9,867
Balance, end of year		(1,050,238)	(675,265)	(393,326)

Accumulated other comprehensive income (loss)
Balance, beginning of year		119,697	216,821	72,708
Other comprehensive (loss) income	10	(601,208)	(97,124)	144,113
Balance, end of year		(481,511)	119,697	216,821

Retained earnings
Balance, beginning of year		3,250,691	2,642,096	2,278,650
Cumulative effect of debt with conversion options accounting standards update		—	68,289	—
Balance, beginning of period, as adjusted		3,250,691	2,710,385	2,278,650
Net income		865,349	634,983	446,093
Cash dividends	13	(111,746)	(94,677)	(82,647)
Balance, end of year		4,004,294	3,250,691	2,642,096

Total shareholders' equity		$4,642,740	$4,861,382	$4,698,986
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2022 Form 10-K | 80

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$865,349	$634,983	$446,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	54,252	66,014	57,812
Deferred tax expense (benefit)	(4,367)	5,188	27,475
Equity compensation	24,771	17,109	13,803
Loss on debt extinguishment	40,199	36,914	26,736
Net (gains) losses on investments and other financial instruments	7,463	(5,861)	(12,576)
Change in certain assets and liabilities:
Accrued investment income	(3,276)	(1,905)	(292)
Reinsurance recoverable on loss reserves	38,665	28,137	(73,401)
Reinsurance recoverable on paid losses	18,194	(35,606)	852
Premiums receivable	(1,460)	(496)	(457)
Deferred insurance policy acquisition costs	2,609	(110)	(3,030)
Profit commission receivable	4,724	(19,245)	4,586
Loss reserves	(325,534)	2,985	325,203
Unearned premiums	(46,401)	(45,409)	(93,203)
Return premium accrual	(11,800)	7,200	(500)
Current income taxes	(8,549)	5,429	6,271
Other, net	(4,827)	990	6,937
Net cash provided by operating activities	650,012	696,317	732,309
Cash flows from investing activities:
Purchases of investments	(674,406)	(1,531,129)	(2,636,972)
Proceeds from sales of investments	399,661	473,904	836,851
Proceeds from maturity of fixed income securities	688,484	900,591	1,030,926
Additions to property and equipment	(3,254)	(4,115)	(3,311)
Net cash provided by (used in) investing activities	410,485	(160,749)	(772,506)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	—	640,250
Purchase of senior notes	—	—	(179,735)
Payment of original issue discount - senior notes	—	—	(2,969)
Purchase of convertible junior subordinated debentures	(89,118)	(98,610)	(36,392)
Payment of original issue discount- convertible junior subordinated debentures	—	—	(15,049)
Redemption of 5.75% senior notes	(242,296)	—	—
Repayment of FHLB advance	(155,000)	—	—
Cash portion of loss on debt extinguishment	(39,514)	(36,914)	(25,266)
Repurchase of common stock	(385,573)	(290,818)	(119,997)
Dividends paid	(110,947)	(94,219)	(82,061)
Payment of debt issuance costs	—	—	(2,020)
Payment of withholding taxes related to share-based compensation net share settlement	(10,094)	(6,729)	(8,940)
Net cash (used in) provided by financing activities	(1,032,542)	(527,290)	167,821
Net increase in cash and cash equivalents and restricted cash and cash equivalents	27,955	8,278	127,624
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	304,958	296,680	169,056
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$332,913	$304,958	$296,680
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2022 Form 10-K | 81

MGIC Investment Corporation and Subsidiaries

NOTE 1	Nature of Business
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

At December 31, 2022, our direct primary insurance in force ("IIF") was $295.3 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct primary risk in force ("RIF") was $76.5 billion, which represents the IIF multiplied by the insurance coverage percentage.

The substantial majority of our NIW is for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of December 31, 2022, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

The COVID-19 pandemic materially impacted our 2020 financial results as we reserved for losses associated with the increased delinquency inventory. Through December 31, 2022 the vast majority of those delinquency notices have cured resulting in favorable loss reserve development. We have addressed the impacts of COVID-19 throughout this document.

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

MGIC Investment Corporation 2022 Form 10-K | 82

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

For the years ended December 31, 2022, 2021, and 2020, we did not elect to measure any financial instruments acquired, or issued, such as our outstanding debt obligations, at fair value for which the primary basis of accounting is not fair value.

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

è	Level 3	Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable or, from par values due to restrictions on certain securities that require them to be redeemed or sold only to the security issuer at par value. The inputs used to derive the fair value of Level 3 securities reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Our non-financial assets that are classified as Level 3 securities consist of real estate acquired through claim settlement and embedded derivatives related to our Home Re Transactions. The fair value of real estate acquired is the lower of our acquisition cost or a percentage of the appraised value. The percentage applied to the appraised value is based upon our historical sales experience adjusted for current trends. The fair value of our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life.
MGIC Investment Corporation 2022 Form 10-K | 83

MGIC Investment Corporation and Subsidiaries

INVESTMENTS
Fixed income securities. Our fixed income securities are classified as available-for-sale and are reported at fair value. The related unrealized investment gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Realized investment gains and losses on fixed income securities are reported in income based upon specific identification of securities. Any changes in the credit allowance are also be reported in income within "Net gains (losses) on investments and other financial instruments" on the consolidated statement of operations.

Equity securities. Equity securities are reported at fair value, except for certain securities that are carried at cost. Equity securities carried at cost are reported as Other invested assets. Realized investment gains and losses on equity securities are reported in income based upon specific identification of securities sold. Any change in fair value of equity securities are also be reported in income within "Net gains (losses) on investments and other financial instruments" on the consolidated statement of operations. .

Other invested assets. Other invested assets are carried at cost. These assets represent our investment in Federal Home Loan Bank of Chicago ("FHLB") stock, which due to restrictions, is required to be redeemed or sold only to the security issuer at par value.

Accrued Investment Income. We report accrued investment income separately from securities. Accrued investment income is written off through net realized investment gains (losses) if, and at the time, the issuer of the security defaults or is expected to default on payments.

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

When a security is considered to be impaired, but when a sale is not intended or is not likely, the loss is separated into the portion that represents the credit loss and the portion that is due to other factors. A credit loss is recorded, subject to reversal, in the consolidated statement of operations within "Net gains (losses) on investments and other financial instruments." The loss due to other factors is recognized in accumulated other comprehensive loss, net of taxes. A credit loss is determined to exist if the present value of the discounted cash flows, using the security’s original yield, expected to be collected from the security is less than the cost basis of the security.

HOME OFFICE AND EQUIPMENT
Home office and equipment is carried at cost net of depreciation. For financial reporting purposes, depreciation is determined on a straight-line basis for the home office and equipment over estimated lives ranging from 3 to 45 years. For income tax purposes, we use accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $57.1 million, $55.4 million and $51.2 million as of December 31, 2022, 2021 and 2020, respectively. Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $4.9 million, $5.6 million and $6.3 million, respectively.

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

MGIC Investment Corporation 2022 Form 10-K | 84

MGIC Investment Corporation and Subsidiaries

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

IBNR reserves are established for delinquencies estimated to have occurred prior to the close of an accounting period, but have not yet been reported to us. Consistent with case reserves for reported delinquencies, IBNR reserves are also established using estimated claim rates and claim severities.

LAE reserves are established for the estimated costs of settling claims, including legal and other expenses, and general expenses of administering the claims settlement process.

Our loss reserve estimates are also affected by any agreements we enter into regarding our claims paying practices, as discussed in Note 17 – “Litigation and Contingencies” to our consolidated financial statements.

Loss reserves are ceded to reinsurers under our reinsurance agreements. (See "Reinsurance" discussion below. Also see Note 8 – “Loss Reserves” and Note 9 – “Reinsurance.”)

PREMIUM DEFICIENCY RESERVE
After our loss reserves are established, we perform premium deficiency tests using our best estimate of future premium, losses and LAE paid. Premium deficiency reserves are established, if necessary, when the present value of expected future losses and LAE paid exceeds the present value of expected future premium and already established loss reserves.

REVENUE RECOGNITION
We write policies which are guaranteed renewable at the insured's option on a monthly, single, or annual premium basis. We have no ability to re-underwrite or reprice these policies. Premiums written on monthly premium policies are earned as coverage is provided. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve. Premiums written on annual premium policies are earned on a monthly pro rata basis. Premiums written on policies covering more than one year are amortized over the estimated policy life based on historical experience, which includes the anticipated incurred loss pattern. When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. When a policy is cancelled due to rescission, all previously collected premium is returned, When a policy is cancelled because a claim is paid, premium collected since the date of delinquency is returned.

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

BENEFIT PLANS
We have a non-contributory defined benefit pension plan covering substantially all employees, as well as a supplemental executive retirement plan. Effective January 1, 2023, these plans are frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Retirement benefits were based on compensation and years of service, utilizing a cash balance formula. Under the cash balance formula, participants’ accounts were credited each year with an employer contribution. Participants will continue to earn interest credits on their retirement benefits. We recognize these retirement benefit costs over the period during which employees render the service that qualifies them for benefits. Our policy is to fund pension cost as required under the Employee Retirement Income Security Act of 1974.

MGIC Investment Corporation 2022 Form 10-K | 85

MGIC Investment Corporation and Subsidiaries

We offer both medical and dental benefits for retired domestic employees, their eligible spouses and dependents. Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. We accrue the estimated costs of retiree medical and dental benefits over the period during which employees render the service that qualifies them for benefits. (See Note 11 – “Benefit Plans.”)

REINSURANCE
We cede insurance risk through the use of quota share reinsurance transactions and excess of loss reinsurance transactions. We have excess of loss transactions executed through the traditional reinsurance market and with Home Re, special purpose insurers. Premiums and losses incurred are ceded pursuant to the terms of our quota share reinsurance transactions. Reinsurance premiums ceded under our traditional reinsurance transaction are based off the remaining reinsured coverage levels. Reinsurance premiums ceded under our Home Re transactions are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in the reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC.

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

We assess whether a credit loss allowance is required for our reinsurance recoverables. In assessing whether a credit allowance should be established, we consider several factors including, but not limited to, the credit ratings of individual reinsurers, investor reports for our excess of loss transactions, collateral held in trust accounts in which MGIC is the sole beneficiary, and aging of outstanding reinsurance recoverable balances.

Assumed reinsurance is based on information received from the ceding company.

See Note 9 – “Reinsurance" for discussion of our variable interest entity ("VIE") policy on the Home Re Transactions.

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

EARNINGS PER SHARE
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. The computation of basic EPS includes as "participating securities" an immaterial number of unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, under the "two-class" method. Our participating securities are composed of vested restricted stock and restricted stock units ("RSUs") with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if our unvested restricted stock units result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our 9% Debentures are converted to common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. For purposes of calculating basic and diluted EPS, vested RSUs are considered outstanding.

RELATED PARTY TRANSACTIONS
In 2022, there were no material related party transactions. In 2021 MGIC distributed to the holding company, as a dividend, its investment in MGIC Credit Assurance Corporation. In 2020 MGIC Reinsurance Corporation of Wisconsin, a subsidiary of MGIC, merged with MGIC.

MGIC Investment Corporation 2022 Form 10-K | 86

MGIC Investment Corporation and Subsidiaries

Prospective Accounting Standards
Table 3.1 shows the relevant new amendments to accounting standards, which are not yet effective or adopted.

Standard / Interpretation
Table	3.1

Amended Standards			Effective date
ASC 944	Long-Duration Contracts
	•	ASU 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	January 1, 2023
ASC 848	Reference Rate Reform
	•	ASU 2020-06 - Reference Rate Report (Topic 848): Deferral of the Sunset Date of Topic 848.	January 1, 2023
Inflation Reduction Act
	•	Inflation Reduction Act of 2022	January 1, 2023

Targeted Improvements for Long Duration Contracts: ASU 2018-12
In August 2018, the FASB issued guidance which simplifies the amortization of deferred insurance policy acquisition costs. It also provides updates to the recognition, measurement, presentation and disclosure requirements for long duration contracts, which generally do not apply to mortgage insurance. The updated guidance requires deferred acquisition costs to be amortized on a constant level basis over the expected term of the related contracts, versus in proportion to premium, gross profits, or gross margins. In November 2020, FASB issued ASU 2020-11 deferring the effective date, so that it applies for annual periods beginning after December 15, 2022, including interim periods within those annual periods. We have evaluated the impact of the adoption of this guidance will have on our consolidated financial statements, and determined it will not have a material impact.

Reference Rate Reform: ASU 2022-06
In March 2020, the FASB issued ASU 2020-04 to provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provided optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, extending the election and application from March 12, 2020 through December 31, 2024 (originally December 31, 2022). The adoption of, and future elections under, this standard are not expected to have a material impact on our consolidated financial statements as the standard will ease, if warranted, the requirements for accounting for the future effects of reference rate reform. We continue to monitor the impact the discontinuance of LIBOR or other reference rates will have on our contracts and other transactions.

Inflation Reduction Act
The Inflation Reduction Act of 2022 includes provisions for a 1% excise tax on net stock repurchases and a 15% corporate minimum tax. Both of these taxes are effective in 2023. We do not expect these tax provisions to have a material impact on our consolidated financial statements.

MGIC Investment Corporation 2022 Form 10-K | 87

MGIC Investment Corporation and Subsidiaries

NOTE 4	Earnings Per Share
Table 4.1 reconciles basic and diluted EPS amounts:

Earnings per share
Table	4.1
		Years Ended December 31,
(In thousands, except per share data)		2022	2021	2020
Basic earnings per share:
Net income		$865,349	$634,983	$446,093
Weighted average common shares outstanding - basic		305,847	334,330	339,953
Basic earnings per share		$2.83	$1.90	$1.31
Diluted earnings per share:
Net income		$865,349	$634,983	$446,093
Interest expense, net of tax (1):
9% Debentures		3,228	14,343	17,004
Diluted income available to common shareholders		$868,577	$649,326	$463,097
Weighted-average shares - basic		305,847	334,330	339,953
Effect of dilutive securities:
Unvested restricted stock units		1,917	1,782	1,589
9% Debentures		3,465	15,196	17,751
Weighted average common shares outstanding - diluted		311,229	351,308	359,293
Diluted income per share		$2.79	$1.85	$1.29
(1) Interest expense has been tax effected at a rate of 21%.

For the years ended December 31, 2022, 2021, and 2020, all of our outstanding 9% Debentures are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock related to the outstanding 9% Debentures is assumed issued as of the beginning of the reporting period and the related interest expense, net of tax, is added back to earnings in calculating diluted EPS.

MGIC Investment Corporation 2022 Form 10-K | 88

MGIC Investment Corporation and Subsidiaries

NOTE 5	Investments
FIXED INCOME SECURITIES
Our fixed income securities consisted of the following as of December 31, 2022 and 2021:

Details of fixed income investment securities by category as of December 31, 2022
Table	5.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$145,581	$2	$(9,683)	$135,900
Obligations of U.S. states and political subdivisions		2,400,261	4,866	(256,073)	2,149,054
Corporate debt securities		2,416,475	1,043	(196,377)	2,221,141
ABS		126,723	5	(6,041)	120,687
RMBS		223,743	10	(25,744)	198,009
CMBS		257,785	22	(20,591)	237,216
CLOs		337,656	5	(7,829)	329,832
Foreign government debt		4,486	—	(699)	3,787
Commercial paper		14,075	—	(3)	14,072
Total fixed income securities		$5,926,785	$5,953	$(523,040)	$5,409,698

Details of fixed income investment securities by category as of December 31, 2021
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,990	$285	$(868)	$133,407
Obligations of U.S. states and political subdivisions		2,408,688	133,361	(7,396)	2,534,653
Corporate debt securities		2,704,586	75,172	(13,776)	2,765,982
ABS		150,888	830	(1,008)	150,710
RMBS		309,991	2,397	(3,278)	309,110
CMBS		315,330	5,736	(1,936)	319,130
CLOs		360,436	609	(106)	360,939
Foreign government debt		13,749	—	(99)	13,650
Total fixed income securities		$6,397,658	$218,390	$(28,467)	$6,587,581

We had $11.8 million and $13.4 million of investments at fair value on deposit with various states as of December 31, 2022 and 2021, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $128.4 million and $189.8 million at December 31, 2022 and 2021, respectively. The decrease is primarily due to a decline in collateral required as the risk in force covered by these insurance and reinsurance activities has decreased.

MGIC Investment Corporation 2022 Form 10-K | 89

MGIC Investment Corporation and Subsidiaries

The amortized cost and fair values of fixed income securities at December 31, 2022, by contractual maturity, are shown in table 5.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	5.2
		December 31, 2022
(In thousands)		Amortized Cost	Fair Value
Due in one year or less		$452,188	$445,210
Due after one year through five years		1,358,606	1,288,152
Due after five years through ten years		1,890,875	1,713,608
Due after ten years		1,279,209	1,076,984
		4,980,878	4,523,954

ABS		126,723	120,687
RMBS		223,743	198,009
CMBS		257,785	237,216
CLOs		337,656	329,832
Total as of December 31, 2022		$5,926,785	$5,409,698

EQUITY SECURITIES
The cost and fair value of investments in equity securities as of December 31, 2022 and December 31, 2021 are shown in tables 5.3a and 5.3b below.

Details of equity investment securities as of December 31, 2022
Table	5.3a
(In thousands)		Cost	Gross gains	Gross losses	Fair Value
Equity securities		15,924	—	(1,784)	14,140

Details of equity investment securities as of December 31, 2021
Table	5.3b
(In thousands)		Cost	Gross gains	Gross losses	Fair Value
Equity securities		15,838	264	(34)	16,068

NET GAINS (LOSSES) ON INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale are shown in table 5.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	5.4
(in thousands)		December 31, 2022	December 31, 2021	December 31, 2020

Fixed income securities
Gains on sales		7,152	8,980	21,272
Losses on sales		(15,477)	(1,942)	(8,809)
Change in credit allowance		—	49	(49)
Impairments		(1,415)	—	(331)
Equity securities gains (losses)
Gains (losses) on sales		(7)	4	1,344
Market adjustment		(2,013)	(463)	552
Change in embedded derivative on Home Re Transactions (1)		4,269	(721)	(1,176)
Other
Gains (losses) on sales		2	(33)	(231)
Market adjustment		26	(13)	4
Net gains (losses) on investments and other financial instruments		(7,463)	5,861	12,576

Proceeds from sales of fixed income securities		397,553	471,783	803,401
Proceeds from sales of equity securities		97	2,621	25,693
(1) See Note 6 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

MGIC Investment Corporation 2022 Form 10-K | 90

MGIC Investment Corporation and Subsidiaries

OTHER INVESTED ASSETS
Our other invested assets balances includes an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility. In the first quarter of 2022, we repaid the outstanding principal balance of our Federal Home Loan Bank Advance ("FHLB Advance") and accordingly reduced our investment in FHLB stock. At December 31, 2021, the FHLB Advance amount was secured by $167.2 million of eligible collateral. As a result of the prepayment of the FHLB Advance in 2022, we are no longer required to maintain collateral.

UNREALIZED INVESTMENT LOSSES
Tables 5.5a and 5.5b below summarize, for all available-for-sale investments in an unrealized loss position as of December 31, 2022 and 2021, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 5.5a and 5.5b below are estimated using the process described in Note 6 - "Fair Value Measurements" to these consolidated financial statements.

Unrealized loss aging for securities by type and length of time as of December 31, 2022
Table	5.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$67,531	$(3,583)	$76,246	$(6,100)	$143,777	$(9,683)
Obligations of U.S. states and political subdivisions		1,344,272	(157,903)	360,956	(98,170)	1,705,228	(256,073)
Corporate debt securities		1,488,255	(109,976)	758,732	(86,401)	2,246,987	(196,377)
ABS		53,201	(1,008)	67,073	(5,033)	120,274	(6,041)
RMBS		77,563	(8,572)	136,179	(17,172)	213,742	(25,744)
CMBS		166,973	(12,951)	70,792	(7,640)	237,765	(20,591)
CLOs		213,461	(4,644)	114,459	(3,185)	327,920	(7,829)
Foreign government debt		—	—	3,787	(699)	3,787	(699)
Commercial paper		—	—	3,816	(3)	3,816	(3)
Total		$3,411,256	$(298,637)	$1,592,040	$(224,403)	$5,003,296	$(523,040)

Unrealized loss aging for securities by type and length of time as of December 31, 2021
Table	5.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$91,154	$(790)	$2,616	$(78)	$93,770	$(868)
Obligations of U.S. states and political subdivisions		452,021	(7,189)	15,540	(207)	467,561	(7,396)
Corporate debt securities		865,085	(13,260)	10,997	(516)	876,082	(13,776)
ABS		100,064	(998)	1,552	(10)	101,616	(1,008)
RMBS		180,586	(2,548)	31,641	(730)	212,227	(3,278)
CMBS		89,889	(1,887)	1,511	(49)	91,400	(1,936)
CLOs		177,663	(71)	21,973	(35)	199,636	(106)
Foreign government debt		13,649	(99)	—	—	13,649	(99)
Total		$1,970,111	$(26,842)	$85,830	$(1,625)	$2,055,941	$(28,467)
The change in net unrealized gains (losses) of investments is shown in table 5.6 below.

Change in net unrealized gains (losses)
Table	5.6
(In thousands)		2022	2021	2020
Fixed income securities		$(707,005)	$(154,555)	$169,135

MGIC Investment Corporation 2022 Form 10-K | 91

MGIC Investment Corporation and Subsidiaries

There were 1,226 and 610 securities in an unrealized loss position as of December 31, 2022 and 2021, respectively. Based on current facts and circumstances, we believe the unrealized losses as of December 31, 2022 presented in table 5.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

The source of net investment income is shown in table 5.7 below.

Net investment income
Table	5.7
(In thousands)		2022	2021	2020
Fixed income securities		$166,306	$160,030	$157,065
Equity securities		437	471	620
Cash equivalents		5,049	75	1,648
Other		51	22	275
Investment income		171,843	160,598	159,608
Investment expenses		(4,367)	(4,160)	(5,212)
Net investment income		$167,476	$156,438	$154,396

MGIC Investment Corporation 2022 Form 10-K | 92

MGIC Investment Corporation and Subsidiaries

NOTE 6	Fair Value Measurements
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
Corporate Debt are valued by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the valuation process. These securities are generally categorized in Level 2 of the fair value hierarchy.
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
Commercial Paper, with an original maturity greater than 90 days, is valued using market data for comparable instruments of similar maturity and average yields. These securities are categorized in Level 2 of the fair value hierarchy.
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

MGIC Investment Corporation 2022 Form 10-K | 93

MGIC Investment Corporation and Subsidiaries

Assets measured at fair value, by hierarchy level, as of December 31, 2022 and 2021 are shown in tables 6.1a and 6.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - "Significant Accounting Policies" to the consolidated financial statements in this Form 10-K.

Assets carried at fair value by hierarchy level as of December 31, 2022
Table	6.1a
(In thousands)		Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$135,900		$116,897	$19,003
Obligations of U.S. states and political subdivisions		2,149,054		—	2,149,054
Corporate debt securities		2,221,141		—	2,221,141
ABS		120,687		—	120,687
RMBS		198,009		—	198,009
CMBS		237,216		—	237,216
CLOs		329,832		—	329,832
Foreign government debt		3,787		—	3,787
Commercial paper		14,072		—	14,072
Total fixed income securities		5,409,698		116,897	5,292,801
Equity securities		14,140		14,140	—
Cash equivalents		328,756	(1)	324,129	4,627
Total		$5,752,594		$455,166	$5,297,428

Assets carried at fair value by hierarchy level as of December 31, 2021
Table	6.1b
(In thousands)		Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$133,407		$102,153	$31,254
Obligations of U.S. states and political subdivisions		2,534,653		—	2,534,653
Corporate debt securities		2,765,982		—	2,765,982
ABS		150,710		—	150,710
RMBS		309,110		—	309,110
CMBS		319,130		—	319,130
CLOs		360,939		—	360,939
Foreign government debt		13,650		—	13,650
Total fixed income securities		6,587,581		102,153	6,485,428
Equity securities		16,068		16,068	—
Cash equivalents		254,230	(1)	254,230	—
Total		$6,857,879		$372,451	$6,485,428
(1) Includes restricted cash equivalents

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash and cash equivalents (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 5 - "Investments."

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as Other liabilities or Other assets in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At December 31, 2022 and 2021, the fair value of the embedded derivatives was an asset of $2.5 million and a liability of $1.8 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

MGIC Investment Corporation 2022 Form 10-K | 94

MGIC Investment Corporation and Subsidiaries

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. Purchases of real estate acquired was $3.5 million and $4.8 million for the years ended December 31, 2022, and 2021, respectively. Sales of real estate acquired was $4.0 million and $4.8 million for the years ended December 31, 2022, and 2021, respectively.

FINANCIAL LIABILITIES NOT MEASURED AT FAIR VALUE
Other invested assets include an investment in FHLB stock that is carried at cost, which due to restrictions that require it to be redeemed or sold only to the security issuer at par value, approximates fair value. The fair value of other invested assets is categorized as Level 2.

Financial liabilities include our outstanding debt obligations. The fair values of our 5.25% Notes and 9% Debentures were based on observable market prices. In all cases the fair values of the financial liabilities below are categorized as level 2.

Table 6.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2022 and 2021.

Financial liabilities not carried at fair value
Table	6.3
		December 31, 2022		December 31, 2021
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$3,100	$3,100
Financial liabilities
FHLB Advance		$—	$—	$155,000	$157,585
5.75% Notes		—	—	241,255	256,213
5.25% Notes		641,724	600,938	640,253	686,875
9% Debentures		21,086	28,085	110,204	151,000
Total financial liabilities		$662,810	$629,023	$1,146,712	$1,251,673

MGIC Investment Corporation 2022 Form 10-K | 95

MGIC Investment Corporation and Subsidiaries

NOTE 7	Debt
DEBT OBLIGATIONS
Table 7.1 shows the carrying value of our long-term debt obligations as of December 31, 2022 and 2021.

Long-term debt obligations
Table	7.1
		December 31,
(In millions)		2022	2021
FHLB Advance - 1.91%, due February 2023		$—	$155.0
5.75% Notes, due August 2023		—	241.3
5.25% Notes, due August 2028 (par value: $650 million)		641.7	640.2
9% Debentures, due April 2063		21.1	110.2
Long-term debt, carrying value		$662.8	$1,146.7

The 5.25% Senior Notes ("5.25% Notes") and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation.

2022 Transactions
During 2022, we repurchased $89.1 million in aggregate principal of our 9% Debentures at a purchase price of $121.2 million plus accrued interest. The repurchase of our 9% Debentures resulted in a $32.1 million loss on debt extinguishment on our consolidated statement of operations and a reduction of 6.8 million potentially dilutive shares.

The Federal Home Loan Bank Advance (the “FHLB Advance”) was an obligation of MGIC. In the first quarter of 2022, we repaid the outstanding principal balance of the FHLB Advance at a prepayment price of $156.3 million, incurring a prepayment fee of $1.3 million.

In July 2022, we redeemed the outstanding principal balance of the 5.75% Senior Notes (“5.75% Notes”) through a make-whole price of $248.4 million plus accrued interest. The excess of the make-whole price over the carrying value, plus the write-off of unamortized issuance costs on the par value, resulted in a $6.8 million loss on debt extinguishment. The make-whole amount was calculated as the sum of the present values of the remaining scheduled payments of principal and interest discounted at the treasury rate defined in the notes plus 50 basis points and accrued interest. The 5.75% Notes were an obligation of our holding company.

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

The 5.25% Notes have covenants and events of default customary for securities of this nature, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.25% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.25% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.25% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2022.

MGIC Investment Corporation 2022 Form 10-K | 96

MGIC Investment Corporation and Subsidiaries

9% Debentures
Interest on the 9% Debentures is payable semi-annually on April 1 and October 1 each year. The 9% Debentures are currently convertible, at the holder's option, at a conversion rate, which is subject to adjustment, of 77.9620 common shares per $1,000 principal amount of the 9% Debentures at any time prior to the maturity date. This represents a conversion price of approximately $12.83 per share. If a holder elects to convert their 9% Debentures, deferred interest, if any, owed on the 9% Debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert.

The 9% Debentures include a feature that allows us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures. We may redeem the 9% Debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the 9% Debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds $16.67 (adjusted pro rata for changes in the conversion price) for at least 20 of the 30 trading days preceding notice of the redemption.

This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 9% Debentures, including their covenants and events of default. We were in compliance with all covenants at December 31, 2022. The 9% Debentures rank junior to all of our existing and future senior indebtedness.

INTEREST PAYMENTS
Interest payments were $53.7 million during 2022, $71.7 million during 2021 and $54.3 million during 2020.

MGIC Investment Corporation 2022 Form 10-K | 97

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2022, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $10 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $15 million.
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

Losses incurred on delinquencies that occurred in the current year increased in 2022, compared to 2021. The increase is primarily due to an increase in estimated severity on current year delinquencies. In addition, there was a decrease in IBNR reserve estimates by $5.9 million in 2021, while IBNR estimates increased by $2.3 million in 2022.

In 2022, we experienced favorable loss development of $404.1 million on previously received delinquencies primarily related to a decrease in the estimated claim rate. The favorable development primarily resulted from greater than expected cure rates, as borrower reinstatements and servicer mitigation efforts resulted in more cures than originally estimated. Additionally, home price appreciation experienced in recent years has allowed borrowers to cure their delinquencies through the sale of their property. For the year ended December 31, 2021 we experienced favorable loss development of $60.0 million on previously received notices primarily due to the decrease in the claim rate on delinquencies received prior to the COVID-19 pandemic. This was offset by the recognition of a probable loss of $6.3 million related to litigation of our claims paying practices and adverse development on LAE reserves and reinsurance.

MGIC Investment Corporation 2022 Form 10-K | 98

MGIC Investment Corporation and Subsidiaries

The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. At the start of the COVID-19 pandemic, the level of claims received decreased and the average time it took to receive a claim increased. Claim activity has not yet returned to pre-COVID-19 levels.

Table 8.1 provides a reconciliation of beginning and ending loss reserves as of and for the past three years:

Development of loss reserves
Table	8.1
(In thousands)		2022	2021	2020
Reserve at beginning of year		$883,522	$880,537	$555,334
Less reinsurance recoverable		66,905	95,042	21,641
Net reserve at beginning of year		816,617	785,495	533,693

Losses incurred:
Losses and LAE incurred in respect of delinquent notices received in:
Current year		149,565	124,592	345,170
Prior years (1)		(404,130)	(60,015)	19,604
Total losses incurred		(254,565)	64,577	364,774

Losses paid:
Losses and LAE paid in respect of delinquent notices received in:
Current year		362	664	3,069
Prior years		49,626	68,769	109,923
Reinsurance terminations (2)		(17,684)	(35,978)	(20)
Total losses paid		32,304	33,455	112,972
Net reserve at end of year		529,748	816,617	785,495
Plus reinsurance recoverables		28,240	66,905	95,042
Reserve at end of year		$557,988	$883,522	$880,537
(1)A positive number for prior year loss development indicates a deficiency of prior year reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss development.
(2)In a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers. As a result, the amount due from the reinsurers is reclassified from reinsurance recoverable on loss reserves to reinsurance recoverable on paid losses, resulting in no impact to losses incurred. (See Note 9 - "Reinsurance")

The prior year development of the reserves in 2022, 2021 and 2020 is reflected in the table 8.2 below.

Reserve development on previously received delinquencies
Table	8.2
(In thousands)		2022	2021	2020
(Decrease) in estimated claim rate on primary delinquencies		$(400,577)	$(82,904)	$(2,536)
Increase (decrease) in estimated claim severity on primary delinquencies		(21,995)	310	13,535
Change in estimates related to pool reserves, LAE reserves, reinsurance and other		18,442	22,579	8,605
Total prior year loss development (1)		$(404,130)	$(60,015)	$19,604
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation 2022 Form 10-K | 99

MGIC Investment Corporation and Subsidiaries

DELINQUENCY INVENTORY
A roll-forward of our primary delinquency inventory for the years ended December 31, 2022, 2021, and 2020 appears in table 8.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Primary delinquency inventory roll-forward
Table	8.3
		2022	2021	2020
Beginning delinquent inventory		33,290	57,710	30,028
New Notices		42,988	42,432	106,099
Cures		(48,262)	(64,896)	(76,107)
Paid claims		(1,305)	(1,223)	(2,245)
Rescissions and denials		(35)	(38)	(65)
Other items removed from inventory		(289)	(695)	—
Ending delinquent inventory		26,387	33,290	57,710
During 2022 and 2021, our losses paid included amounts paid upon commutation of coverage on pools of non-performing loans. As a result of these payments 289 items were removed from the delinquency inventory with an amount paid of $4.6 million in 2022. During 2021, 695 items were removed from delinquency inventory with an amount paid of $13.8 million.

Historically as a delinquency ages it is more likely to result in a claim. The number of consecutive months that a borrower has been delinquent is shown in table 8.4 below.

Primary delinquency inventory - consecutive months delinquent
Table	8.4
		December 31,
		2022	2021	2020
3 months or less		8,820	7,586	11,542
4 - 11 months		8,217	7,990	34,620
12 months or more (1)		9,350	17,714	11,548
Total		26,387	33,290	57,710

3 months or less		33%	23%	20%
4 - 11 months		31%	24%	60%
12 months or more		36%	53%	20%
Total		100%	100%	100%

Primary claims received inventory included in ending delinquent inventory		267	211	159
(1)Approximately 36%, 20%, and 31% of the delinquent inventory that has been delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of December 31, 2022, 2021 and 2020, respectively.

COVID-19 Pandemic Delinquencies
We experienced an increase in new delinquency notices in the second and third quarters of 2020 because of the impacts of the COVID-19 pandemic, including the high level of unemployment and economic uncertainty resulting from measures to reduce the transmission of COVID-19. Forbearance programs enacted by the GSEs provided for payment forbearance on mortgages to borrowers experiencing a hardship during the COVID-19 pandemic. Historically, forbearance plans have reduced the incidence of our losses on affected loans. Through December 31, 2022 the vast majority of the delinquencies received in the second and third quarter of 2020 have cured.

POOL INSURANCE DEFAULT INVENTORY
Pool insurance default inventory was 391 at December 31, 2022, 498 at December 31, 2021, and 680 at December 31, 2020.

PREMIUM REFUNDS
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in "Other liabilities" on our consolidated balance sheets and approximated $25.5 million and $37.3 million at December 31, 2022 and 2021, respectively. The decrease is driven by a decrease in delinquency inventory as well as a decrease inventory that is twelve or more months delinquent.

MGIC Investment Corporation 2022 Form 10-K | 100

MGIC Investment Corporation and Subsidiaries

NOTE 9	Reinsurance
Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with, in the case of quota share reinsurance, the related earned premiums) we have underwritten to other insurance companies who agree to share these risks. The purpose of ceded reinsurance is to protect us, at a cost, against losses arising from our mortgage guaranty policies covered by the agreement and to manage our capital requirements under PMIERs. Reinsurance is currently placed on a quota share and excess of loss basis but we also had immaterial captive reinsurance agreements that were in effect through December 31, 2020.

Table 9.1 below shows the effect of all reinsurance agreements on premiums earned and losses incurred as reflected in the consolidated statements of operations.

Reinsurance
Table	9.1
		Years ended December 31,
(In thousands)		2022	2021	2020
Premiums earned:
Direct		$1,154,728	$1,167,592	$1,199,824
Assumed		8,778	9,858	10,848
Ceded - quota share reinsurance (1)		(86,435)	(118,537)	(167,930)
Ceded - excess-of-loss reinsurance		(69,938)	(44,494)	(20,799)
Total ceded		(156,373)	(163,031)	(188,729)
Net premiums earned		$1,007,133	$1,014,419	$1,021,943

Losses incurred:
Direct		$(274,072)	$74,496	$442,194
Assumed		(330)	(57)	555
Ceded - quota share reinsurance		19,837	(9,862)	(77,975)
Losses incurred, net		$(254,565)	$64,577	$364,774

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$176,084	$153,759	$72,425
Ceding commission on quota share reinsurance		52,071	53,460	48,077
(1)Ceded premiums earned are shown net of profit commission.

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

MGIC Investment Corporation 2022 Form 10-K | 101

MGIC Investment Corporation and Subsidiaries

Table 9.2 below provides additional detail regarding our QSR transactions in effect during 2022.

Reinsurance
Table	9.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2015 QSR (2)		Prior to 2017	15.0%	68.0%	December 31, 2031
2019 QSR (2)		2019	30.0%	62.0%	December 31, 2030
2020 QSR		2020	12.5%	62.0%	December 31, 2031
2020 QSR and 2021 QSR		2020	17.5%	62.0%	December 31, 2032
2020 QSR and 2021 QSR		2021	17.5%	61.9%	December 31, 2032
2021 QSR and 2022 QSR		2021	12.5%	57.5%	December 31, 2032
2021 QSR and 2022 QSR		2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR		2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
Credit Union QSR (3)		2020-2025	65.0%	50.0%	December 31, 2039
(1)We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.
(2)2015 and 2019 QSR Transactions were terminated effective December 31, 2022.
(3)Eligible credit union business written before April 1, 2020 was covered by our 2019 and prior QSR Transactions.

We have agreed to terms with a group of unaffiliated reinsurers for a reinsurance transaction with an effective date of January 1, 2023 with a similar structure to our existing QSR transactions that will cover most of our NIW in 2023 (with an additional 10.0% quota share). Generally, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transaction remain below 58.5%.

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

Reinsurance
Table 9.3

Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR	2020	June 30, 2023	January 1, 2023	10.5% or 8%
2020 QSR and 2021 QSR	2020	June 30, 2023	January 1, 2023	14.5% or 12%
2020 QSR and 2021 QSR	2021	December 31, 2023	January 1, 2023	14.5% or 12%
2021 QSR and 2022 QSR	2021	December 31, 2023	January 1, 2023	10.5% or 8%
2021 QSR and 2022 QSR	2022	December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2024	12.5% or 10%
(1) We can elect early termination of the QSR transaction beginning on this date, and bi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.

We incurred an early termination fee of $2.2 million for the termination of our 2019 QSR Transaction effective December 31, 2022 and $5.0 million for the termination of our 2017 and 2018 QSR Transactions effective December 31, 2021. We also terminated our 2015 QSR Transaction effective December 31, 2022. The reinsurance recoverable on paid losses due from reinsurers for loss and LAE reserves incurred at the time of termination includes $17.7 million as of December 31, 2022 from reinsurers participating in the 2015 and 2019 QSR Transactions and included $36.0 million as of December 31, 2021 due from reinsurers participating in the 2017 and 2018 QSR Transactions.

Ceded premiums written and earned, net of profit commission, decreased in 2022 due to the increase in profit commission. The increase in profit commission was a result of ceded losses incurred. Ceded losses incurred for the year ended December 31, 2022 primarily reflect favorable loss reserve development. See Note 8 - “Loss Reserves” for discussion of our loss reserves.
MGIC Investment Corporation 2022 Form 10-K | 102

MGIC Investment Corporation and Subsidiaries

Under the terms of our QSR Transactions currently in effect, ceded premiums, ceding commissions, profit commission, and ceded loss paid and LAE paid are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheets. The reinsurance recoverable on loss reserves related to our QSR Transactions was $28.2 million as of December 31, 2022 and $66.9 million as of December 31, 2021. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers, the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three. An allowance for credit losses was not required for 2022 or 2021.
EXCESS OF LOSS REINSURANCE
We have Excess-of-loss transactions (“XOL Transactions”) with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transaction”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

The 2022 Traditional XOL Transaction provides reinsurance coverage on eligible NIW in 2022. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans.

We can elect to terminate our Traditional XOL Transaction under specified scenarios without penalty upon prior written notice, including if we will receive less than the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period. The reinsurance premiums ceded to the Traditional XOL Transaction are based off the remaining reinsurance coverage levels. The reinsured coverage levels are secured by funds on deposit from reinsurers, the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses.

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

When a “Trigger Event” is in effect, as defined in the related insurance-linked notes transaction agreements, payment of principal on the related notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments. As of December 31, 2022, a "Trigger Event" has occurred on our Home Re 2019-1 transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction. A "Trigger Event" has also occurred on the Home Re 2022-1 transaction because the credit enhancement of the most senior tranche is less than the target credit enhancement.

MGIC Investment Corporation 2022 Form 10-K | 103

MGIC Investment Corporation and Subsidiaries

Table 9.4a and 9.4b provides a summary of our XOL Transactions as of December 31, 2022, December 31, 2021 and December 31, 2020.

Excess of Loss Reinsurance
9.4a
($ in thousands)	Issue Date	Policy In force Dates	Optional Call/ Termination Date (1)	Legal Maturity	Initial First Layer Retention	Initial Excess of Loss Reinsurance Coverage
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years	$325,589	$473,575
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years	190,159	398,429
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years	211,159	398,848
Home Re 2020-1, Ltd.	October 29, 2020	January 1, 2020 - July 31, 2020	October 25, 2027	10 years	275,283	412,917
Home Re 2019-1, Ltd.	May 25, 2019	January 1, 2018 - March 31, 2019	May 25, 2026	10 years	185,730	315,739
Home Re 2018-1, Ltd.	October 30, 2018	July 1, 2016 - December 31, 2017	October 25, 2025	10 years	168,691	318,636
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years	82,523	142,642
(1)We have the right to terminate the Home Re Transactions under certain circumstances and on any payment date on or after the respective Optional Call date. We can elect early termination of the Traditional XOL Transaction beginning on this date, and quarterly thereafter.

9.4b	Remaining First Layer Retention			Remaining Excess of Loss Reinsurance Coverage
($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
Home Re 2022-1, Ltd.	$325,576	$—	$—	$473,575	$—	$—
Home Re 2021-2, Ltd.	190,097	190,159	—	352,084	398,429	—
Home Re 2021-1, Ltd.	211,102	211,142	—	277,053	387,830	—
Home Re 2020-1, Ltd.	274,871	275,204	275,283	113,247	234,312	412,917
Home Re 2019-1, Ltd.	183,540	183,917	184,514	208,146	208,146	208,146
Home Re 2018-1, Ltd.	164,849	165,365	166,005	140,993	218,343	218,343
2022 Traditional XOL	82,517	—	—	142,642	—	—

MGIC Investment Corporation 2022 Form 10-K | 104

MGIC Investment Corporation and Subsidiaries

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 and Home Re 2022-1 Transactions references SOFR, while the remaining Home Re Transactions reference the one-month LIBOR. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at December 31, 2022 and December 31, 2021, were not material to our consolidated balance sheet, and the change in fair values during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were not material to our consolidated statements of operations. (see Note 5 - "Investments" and Note 6 - "Fair Value Measurements" ).

At the time the Home Re Transactions were entered into, we concluded that each Home Re Entity is a variable interest entity (“VIE”). A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make sufficient decisions relating to the entity’s operations through voting rights or do not substantively participate in gains and losses of the entity. Given that MGIC (1) does not have the unilateral power to direct the activities that most significantly affect each Home Re Entity’s economic performance and (2) does not have the obligation, outside the terms of the reinsurance agreement, to absorb losses or the right to receive benefits of each Home Re Entity that could be significant to the Home Re Entity, consolidation of the Home Re Entities is not required.

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of December 31, 2022, December 31, 2021 and December 31, 2020, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 9.5 presents the total assets of the Home Re Entities as of December 31, 2022 , December 31, 2021 and December 31, 2020.

Home Re Entities total assets
Table	9.5

(In thousands)
Home Re Entity		Total VIE Assets
December 31, 2022
Home Re 2018-1 Ltd.		$146,822
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		119,159
Home Re 2021-1 Ltd.		285,039
Home Re 2021-2 Ltd.		357,340
Home Re 2022-1 Ltd.		473,575

December 31, 2021
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		251,387
Home Re 2021-1 Ltd.		398,848
Home Re 2021-2 Ltd.		398,429

December 31, 2020
Home Re 2018-1 Ltd.		$218,343
Home Re 2019-1 Ltd.		208,146
Home Re 2020-1 Ltd.		412,917

The reinsurance trust agreements provide that the trust assets may generally only be invested in certain money market funds that (1) invest at least 99.5% of their total assets in cash or direct U.S. federal government obligations, such as U.S. Treasury bills, as well as other short-term securities backed by the full faith and credit of the U.S. federal government or issued by an agency of the U.S. federal government, (2) have a principal stability fund rating of “AAAm” by S&P or a money market fund rating of “Aaa-mf” by Moody’s as of the Closing Date and thereafter maintain any rating with either S&P or Moody’s, and (3) are permitted investments under the applicable credit for reinsurance laws and applicable PMIERs credit for reinsurance requirements.

The total calculated PMIERs credit for risk ceded under our XOL Transactions is generally based on the PMIERs requirement of the covered policies and the attachment and detachment points of the coverage, all of which fluctuate over time. (see Note 1 - "Nature of Business" and Note 2 - "Basis of Presentation" ).

MGIC Investment Corporation 2022 Form 10-K | 105

MGIC Investment Corporation and Subsidiaries

NOTE 10	Other Comprehensive Income (Loss)
The pretax components of our other comprehensive income (loss) and related income tax benefit (expense) for the years ended December 31, 2022, 2021 and 2020 are included in table 10.1 below.

Components of other comprehensive income (loss)
Table	10.1
(In thousands)		2022	2021	2020
Net unrealized investment (losses) gains arising during the period		$(707,005)	$(154,555)	$169,135
Income tax benefit (expense)		148,471	32,456	(35,519)
Net of taxes		(558,534)	(122,099)	133,616

Net changes in benefit plan assets and obligations		(54,017)	31,613	13,288
Income tax benefit (expense)		11,343	(6,638)	(2,791)
Net of taxes		(42,674)	24,975	10,497

Total other comprehensive income (loss)		(761,022)	(122,942)	182,423
Total income tax benefit (expense)		159,814	25,818	(38,310)
Total other comprehensive income (loss), net of tax		$(601,208)	$(97,124)	$144,113

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) ( "AOCI") to our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 are included in table 10.2 below.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
Table	10.2
(In thousands)		2022	2021	2020
Reclassification adjustment for net realized (losses) gains (1)		$(9,860)	$10,455	$13,862
Income tax benefit (expense)		2,070	(2,195)	(2,912)
Net of taxes		(7,790)	8,260	10,950

Reclassification adjustment related to benefit plan assets and obligations (2)		(16,750)	(9,779)	(15,968)
Income tax benefit (expense)		3,518	2,053	3,353
Net of taxes		(13,232)	(7,726)	(12,615)

Total reclassifications		(26,610)	676	(2,106)
Income tax benefit (expense)		5,588	(142)	441
Total reclassifications, net of tax		$(21,022)	$534	$(1,665)
(1)(Decreases) increases Net gains (losses) on investments and other financial instruments on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation 2022 Form 10-K | 106

MGIC Investment Corporation and Subsidiaries

A roll-forward of AOCI for the years ended December 31, 2022, 2021, and 2020, including amounts reclassified from AOCI, is included in table 10.3 below.

Roll-forward of Accumulated Other Comprehensive Income (Loss)
Table	10.3
(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Total AOCI
Balance, December 31, 2019, net of tax		$138,521	$(65,813)	$72,708
Other comprehensive income (loss) before reclassifications		144,566	(2,118)	142,448
Less: Amounts reclassified from AOCI		10,950	(12,615)	(1,665)
Balance, December 31, 2020, net of tax		272,137	(55,316)	216,821
Other comprehensive income (loss) before reclassifications		(113,839)	17,249	(96,590)
Less: Amounts reclassified from AOCI		8,260	(7,726)	534
Balance, December 31, 2021, net of tax		150,038	(30,341)	119,697
Other comprehensive income (loss) before reclassifications		(566,324)	(55,906)	(622,230)
Less: Amounts reclassified from AOCI		(7,790)	(13,232)	(21,022)
Balance, December 31, 2022, net of tax		$(408,496)	$(73,015)	$(481,511)

MGIC Investment Corporation 2022 Form 10-K | 107

MGIC Investment Corporation and Subsidiaries

NOTE 11	Benefit Plans
We have a non-contributory defined benefit pension plan covering substantially all employees, as well as a supplemental executive retirement plan. Effective January 1, 2023, these plans are frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants in these plans are fully vested in their benefits as of December 31, 2022. We also offer both medical and dental benefits for retired domestic employees, and their eligible spouses and dependents under a postretirement benefit plan. The following tables 11.1, 11.2, and 11.3 provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2022, 2021, and 2020 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets as of December 31, 2022 and 2021.

Components of net periodic benefit cost
Table	11.1
		Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
(In thousands)		12/31/2022	12/31/2021	12/31/2020	12/31/2022	12/31/2021	12/31/2020
Company Service Cost		$7,153	$7,569	$7,342	$1,307	$1,508	$1,263
Interest Cost		12,461	11,276	13,036	694	648	832
Expected Return on Assets		(18,064)	(20,657)	(22,139)	(10,502)	(8,863)	(7,407)
Amortization of:
Net Transition Obligation/(Asset)		—	—	—	—	—	—
Net Prior Service Cost/(Credit)		(163)	(239)	(247)	489	213	51
Net Losses/(Gains)		5,726	5,490	6,578	(3,103)	(1,697)	(783)
Cost of Settlements and Curtailments		13,801	6,012	10,369	—	—	—
Net Periodic Benefit Cost		$20,914	$9,451	$14,939	$(11,115)	$(8,191)	$(6,044)

Development of funded status
Table	11.2
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2022	12/31/2021	12/31/2022	12/31/2021
Actuarial Value of Benefit Obligations
Measurement Date		12/31/2022	12/31/2021	12/31/2022	12/31/2021
Accumulated Benefit Obligation		$274,975	$390,747	$29,580	$25,635

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
Benefit Obligation		$(274,975)	$(391,698)	$(29,580)	$(25,635)
Plan Assets at Fair Value		250,674	391,555	111,154	140,839
Funded Status - Overfunded/Asset		N/A	N/A	$81,574	$115,204
Funded Status - Underfunded/Liability		(24,301)	(143)	N/A	N/A

Accumulated other comprehensive (income) loss
Table	11.3
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2022	12/31/2021	12/31/2022	12/31/2021
Net Actuarial (Gain)/Loss		$89,711	$84,045	$(13,781)	$(47,352)
Net Prior Service Cost/(Credit)		3,245	(747)	13,249	2,461
Net Transition Obligation/(Asset)		—	—	—	—
Total at Year End		$92,956	$83,298	$(532)	$(44,891)

The amortization of gains and losses resulting from differences in actual experience from assumed experience or changes in assumptions including discount rates is included as a component of Net Periodic Benefit Cost/(Income) for the year. The gain or loss in excess of a 10% corridor is amortized by the average remaining life expectancy for the pension and supplemental executive retirement plans and by the average remaining service period of participating employees expected to receive benefits under the other postretirement benefits plan.

MGIC Investment Corporation 2022 Form 10-K | 108

MGIC Investment Corporation and Subsidiaries

Table 11.4 shows the changes in the projected benefit obligation for the years ended December 31, 2022 and 2021.

Change in projected benefit / accumulated benefit
Table	11.4
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2022	12/31/2021	12/31/2022	12/31/2021
Benefit Obligation at Beginning of Year		$391,698	$423,713	$25,635	$28,714
Company Service Cost		7,153	7,569	1,307	1,508
Interest Cost		12,461	11,276	694	648
Plan Participants' Contributions		—	—	463	456
Net Actuarial (Gain)/Loss		(83,240)	(10,018)	(8,123)	(3,574)
Benefit Payments from Fund		(13,165)	(12,866)	(1,504)	(1,963)
Benefit Payments Paid Directly by Company		(114)	(362)	—	—
Plan Amendments		3,247	2	11,278	—
Curtailments		(352)	—	—	—
Settlement Payments from Fund (1)		(42,713)	(27,616)	—	—
Other Adjustment		—	—	(170)	(154)
Benefit Obligation at End of Year		$274,975	$391,698	$29,580	$25,635
(1)Represents lump sum payments from our pension plan to eligible participants, who were former employees with vested benefits.

The actuarial gains for 2022 and 2021, reported above, for the pension and supplemental executive retirement plans and the other postretirement benefits plan were primarily due to an increase in the discount rate used to calculate the obligations. The discount rate increased to 5.60% at December 31, 2022 from 3.05% at December 31, 2021. See Table 11.7 for the actuarial assumptions used to calculate the benefit obligations of our plans for 2022 and 2021.

Tables 11.5 and 11.6 shows the changes in the fair value of the net assets available for plan benefits and changes in other comprehensive income (loss) for the years ended December 31, 2022 and 2021.

Change in plan assets
Table	11.5
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2022	12/31/2021	12/31/2022	12/31/2021
Fair Value of Plan Assets at Beginning of Year		$391,555	$411,245	$140,839	$119,024
Actual Return on Assets		(91,303)	13,992	(28,088)	23,773
Company Contributions		6,414	7,162	—	—
Plan Participants' Contributions		—	—	463	456
Benefit Payments from Fund		(13,165)	(12,866)	(1,504)	(1,963)
Benefit Payments Paid Directly by Company		(114)	(362)	—	—
Settlement Payments from Fund		(42,713)	(27,616)	—	—
Other Adjustment		—	—	(556)	(451)
Fair Value of Plan Assets at End of Year		$250,674	$391,555	$111,154	$140,839

Change in accumulated other comprehensive income (loss) ("AOCI")
Table	11.6
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2022	12/31/2021	12/31/2022	12/31/2021
AOCI in Prior Year		$83,298	$97,911	$(44,891)	$(27,892)
Increase/(Decrease) in AOCI
Recognized during year - Prior Service (Cost)/Credit		745	239	(489)	(213)
Recognized during year - Net Actuarial (Losses)/Gains		(20,109)	(11,502)	3,103	1,697
Occurring during year - Prior Service Cost		3,247	2	11,277	—
Occurring during year - Net Actuarial Losses/(Gains)		25,775	(3,352)	30,468	(18,483)
AOCI in Current Year		$92,956	$83,298	$(532)	$(44,891)

MGIC Investment Corporation 2022 Form 10-K | 109

MGIC Investment Corporation and Subsidiaries

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

Actuarial assumptions
Table	11.7
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
		12/31/2022	12/31/2021	12/31/2022	12/31/2021
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate		5.60%	3.05%	5.60%	2.85%
2. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A
3. Cash balance interest crediting rate		3.97%	2.80%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate		3.70%	2.80%	2.85%	2.35%
2. Expected Long-term Return on Plan Assets		5.25%	5.25%	7.50%	7.50%
3. Rate of Compensation Increase		3.00%	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year		N/A	N/A	7.00%	6.50%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)		N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate		N/A	N/A	2031	2028

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

The year-end asset allocations of the plans are shown in table 11.8 below.

Plan assets
Table	11.8
		Pension Plan		Other Postretirement Benefits
		12/31/2022	12/31/2021	12/31/2022	12/31/2021
Equity Securities		20%	21%	100%	100%
Debt Securities		80%	79%	—%	—%
Total		100%	100%	100%	100%

Fair value is disclosed using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value as described in Note 6 - "Fair Value Measurements".

The following describes the valuation methodologies used for pension plan and other postretirement benefits plan assets at fair value.
•Domestic Mutual Funds: Securities are priced at the net asset value ("NAV"), which is the closing price published by the mutual fund on the reporting date. These financial assets are categorized as Level 1 in the fair value hierarchy.
•U.S. Government Securities: See Note 6 - "Fair Value Measurements" for a discussion of the valuation methodologies for U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies.
•Corporate Debt: See Note 6 - "Fair Value Measurements" for a discussion of the valuation methodologies for Corporate Debt.
•Foreign Debt: These financial assets are represented by corporate debt securities issued by entities domiciled outside of the United States. See Note 6 - "Fair Value Measurements" for a discussion of the valuation methodologies for Corporate Debt.
•Municipal Bonds: See Note 6 - "Fair Value Measurements" for a discussion of the valuation methodologies for Obligations of U.S. States & Political Subdivisions.

MGIC Investment Corporation 2022 Form 10-K | 110

MGIC Investment Corporation and Subsidiaries

•Pooled Equity Accounts: Pooled Equity Account assets are represented by the units held by the plan. The redemption value is determined based on the NAV of the underlying units. The NAV is derived from the aggregate fair value of the underlying investments less any liabilities as of the reporting date. These financial assets are categorized as Level 2 in the fair value hierarchy.

Tables 11.9a and 11.9b set forth by level, within the fair value hierarchy, the pension plan assets and related accrued investment income at fair value as of December 31, 2022 and 2021. There were no securities that used Level 3 inputs.

Pension plan assets at fair value as of December 31, 2022
Table	11.9a
(In thousands)		Level 1	Level 2	Total
Domestic mutual funds		$67	$—	$67
U.S. government securities		13,328	—	13,328
Corporate debt securities
Corporate debt securities and other		—	146,854	146,854
Non-government foreign debt securities		—	20,793	20,793
Municipal bonds		—	18,336	18,336
Pooled equity accounts		—	51,296	51,296
Total Assets at fair value		$13,395	$237,279	$250,674

Pension plan assets at fair value as of December 31, 2021
Table	11.9b
(In thousands)		Level 1	Level 2	Total
Domestic mutual funds		$4,071	$—	$4,071
U.S. government securities		32,947	—	32,947
Corporate debt Securities
Corporate debt securities and other		—	221,033	221,033
Non-government foreign debt securities		—	34,103	34,103
Municipal bonds		—	20,093	20,093
Pooled equity accounts		—	79,308	79,308
Total Assets at fair value		$37,018	$354,537	$391,555

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

MGIC Investment Corporation 2022 Form 10-K | 111

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

Tables 11.10a and 11.10b set forth the other postretirement benefits plan assets at fair value as of December 31, 2022 and 2021. All are Level 1 assets.

Other postretirement benefits plan assets at fair value as of December 31, 2022
Table	11.10a
(In thousands)		Level 1
Domestic Mutual Funds		$89,584
International Mutual Funds		21,570
Total Assets at fair value		$111,154

Other postretirement benefits plan assets at fair value as of December 31, 2021
Table	11.10b
(In thousands)		Level 1
Domestic Mutual Funds		$112,770
International Mutual Funds		28,069
Total Assets at fair value		$140,839

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

Investment in international mutual funds is limited to a maximum of 30% of the equity range. The allocation as of December 31, 2022 included 2% that was primarily invested in equity securities of emerging market countries and another 17% was invested in securities of companies primarily based in Europe and the Pacific Basin.

For the year ended December 31, 2022, we contributed $6.4 million to the pension and supplemental executive retirement plans. We do not expect to make a contribution to the pension plan in 2023 and distributions from the supplemental executive retirement plan will be funded as incurred. We did not make a contribution to the other postretirement benefits plan in 2022 and we do not expect to make a contribution in 2023.

Expected future benefit payments from the plans are shown in Table 11.12 below.

Expected future benefit payments
Table	11.12
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2022	12/31/2022
Current + 1		23,966	2,211
Current + 2		23,309	2,476
Current + 3		23,104	2,780
Current + 4		23,363	2,886
Current + 5		23,194	2,929
Current + 6 - 10		102,588	16,102

PROFIT SHARING AND 401(K)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a contribution to the plan of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees of 100% up to the first 4% contributed. We recognized expenses related to these plans of $7.6 million in 2022 and $8.0 million in both 2021 and 2020. Effective January 1, 2023, we will provide a matching 401(k) savings contribution for employees of 200% up to the first 2% contributed and 100% of the next 2% contributed.

MGIC Investment Corporation 2022 Form 10-K | 112

MGIC Investment Corporation and Subsidiaries

NOTE 12	Income Taxes
Net deferred tax assets (liabilities) as reported on the consolidated balance sheet as of December 31, 2022 and 2021 are shown in table 12.1 below. At December 31, 2021 the deferred tax liability is included as a component of Other liabilities on the consolidated balance sheet.

Deferred tax assets and liabilities
Table	12.1
(In thousands)		2022	2021
Total deferred tax assets		$144,819	$32,331
Total deferred tax liabilities		(20,050)	(71,743)
Net deferred tax asset (liability)		$124,769	$(39,412)

Table 12.2 includes the components of the net deferred tax asset (liability) as of December 31, 2022 and 2021.

Deferred tax components
Table	12.2
(In thousands)		2022	2021
Unearned premium reserves		$16,209	$19,116
Benefit plans		(9,444)	(21,360)
Loss reserves		1,785	4,034
Unrealized depreciation (appreciation) in investments		108,588	(39,883)
Deferred policy acquisition cost		(4,003)	(4,551)
Deferred compensation		6,806	6,118
Research and experimental costs		9,719	—
Other, net		(4,891)	(2,886)
Net deferred tax asset (liability)		$124,769	$(39,412)

We believe that all gross deferred tax assets at December 31, 2022 and 2021 are fully realizable and no valuation allowance has been established.

Table 12.3 summarizes the components of the provision for income taxes:

Provision for (benefit from) income taxes
Table	12.3
(In thousands)		2022	2021	2020
Current federal		$228,259	$161,055	$85,574
Deferred federal		(5,235)	4,392	28,244
Other		1,661	1,347	(648)
Provision for income taxes		$224,685	$166,794	$113,170

Current federal income tax payments were $236.5 million, $155.3 million, and $79.6 million in 2022, 2021 and 2020, respectively. At December 31, 2022 we owned $661.7 million of tax and loss bonds.

Table 12.4 reconciles the federal statutory income tax rate to our effective tax provision rate.

Effective tax rate reconciliation
Table	12.4
		2022	2021	2020
Federal statutory income tax rate		21.0%	21.0%	21.0%
Tax exempt municipal bond interest		(0.5)%	(0.6)%	(0.9)%
Other, net		0.1%	0.4%	0.1%
Effective tax rate		20.6%	20.8%	20.2%

We have not recorded any uncertain tax positions during 2022 and 2021 and have no unrecognized tax benefits at December 31, 2022 and December 31, 2021. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2019.

MGIC Investment Corporation 2022 Form 10-K | 113

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

SHARE REPURCHASE PROGRAMS
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In 2022, we repurchased approximately 27.8 million shares of our common stock at a weighted average cost per share of $13.89, which included commissions. We may repurchase up to an additional $114 million of our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. In 2023, through February 17, we repurchased approximately 3.1 million shares of our common stock at a weighted average cost per share of $13.65, which included commissions.

In 2021, we repurchased approximately 19.0 million shares of our common stock at a weighted average cost per share of $15.30, which included commissions.

During 2020, we repurchased approximately 9.6 million shares of our common stock at a weighted average cost per share of $12.47, which included commissions.

CASH DIVIDENDS
In the first and second quarters of 2022, we paid quarterly cash dividends of $0.08 per share to shareholders which totaled $51.0 million. In the third and fourth quarters of 2022, we paid quarterly cash dividends of $0.10 per share which totaled $60.7 million. On January 24, 2023, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.10 per share payable on March 2, 2023, to shareholders of record at the close of business on February 17, 2023.

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

In addition to the typical adjustments from statutory to GAAP, mortgage insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned under SSAP and principles prescribed by the OCI. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of premiums earned in a calendar year. For the year ended 2022, MGIC did not withdraw amounts from its contingency reserve. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact the GAAP statements of operations.

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

MGIC Investment Corporation 2022 Form 10-K | 114

MGIC Investment Corporation and Subsidiaries

The statutory net income, policyholders’ surplus, and contingency reserve liability of our insurance subsidiaries, including MGIC, are shown in table 14.1.

Statutory financial information of insurance subsidiaries
Table	14.1
		As of and for the Years Ended December 31,
(In thousands)		2022	2021	2020
Statutory net income		$440,944	$295,811	$65,201
Statutory policyholders' surplus		924,977	1,220,714	1,339,509
Contingency reserve		4,669,724	4,126,604	3,585,864

The decrease in statutory policyholders' surplus from December 31, 2021 to December 31, 2022 is primarily due to dividend payments to the parent company (discussed below), offset by statutory net income.

For the years ended December 31, 2022, 2021, and 2020 there were no contributions made to MGIC or distributions from other insurance subsidiaries to us. Dividends paid by MGIC are shown in table 14.2 below.

Surplus contributions and dividends of insurance subsidiaries
Table	14.2
		Years Ended December 31,
(In thousands)		2022	2021	2020
Dividends paid by MGIC to the parent company (1)		$800,000	400,000	390,000
(1) Dividends paid in cash and/or investment securities. Also, in 2021 MGIC distributed to the holding company, as a dividend, its investment in MGIC Credit Assurance Corporation at an amount of $8.9 million. In 2020, MGIC distributed to the holding company, as a dividend, its ownership in the 9% Debentures held at an amortized cost of $139.5 million.

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

At December 31, 2022, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements and its policyholder position was $3.5 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded to the reinsurers. If MGIC is not allowed an agreed level of credit under either the
State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, you should read the rest of these financial statement footnotes for information about matters that could negatively affect such compliance.

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

DIVIDEND RESTRICTIONS
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments in 2023, we will notify the OCI to ensure it does not object.

MGIC Investment Corporation 2022 Form 10-K | 115

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

We have an omnibus incentive plan that was adopted on April 23, 2020. When the 2020 plan was adopted, no further awards could be made under our previous 2015 plan. The purpose of the 2020 plan is to motivate and incentivize performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. The 2020 plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after April 23, 2030 under the 2020 plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. At December 31, 2022, 6.9 million shares were available for future grant under the 2020 plan.

The compensation cost that has been charged against income for share-based plans was $24.7 million, $17.1 million, and $13.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The related income tax benefit recognized for share-based plans was $2.1 million, $1.8 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Table 15.1 summarizes restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2022.

Restricted stock
Table	15.1
		Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2021		$12.88	4,146,088
Granted (1)		15.45	1,273,979
Vested		12.35	(1,549,098)
Forfeited		13.00	(294,290)
Restricted stock outstanding at December 31, 2022		$14.02	3,576,679
(1) Approximately 67% of the shares granted in 2022 are subject to performance conditions under which the target number of shares granted may vest up to 200%.

At December 31, 2022, the 3.6 million shares of restricted stock outstanding consisted of 2.8 million shares that are subject to performance conditions (“performance shares”), 0.7 million shares that are subject only to service conditions (“time vested shares”), and 0.1 million shares related to non-employee director shares. The weighted-average grant date fair value of restricted stock granted during 2021 and 2020 was $12.83 and $13.62, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant or previous trading day if the Exchange is closed on the date of grant. The total fair value of restricted stock vested during 2022, 2021 and 2020 was $23.3 million, $15.1 million, and $20.4 million, respectively.

As of December 31, 2022, there was $17.0 million of total unrecognized compensation cost related to non-vested share-based compensation agreements granted under the plans. Of this total, $12.3 million of unrecognized compensation costs relate to performance shares and $4.7 million relates to time vested shares. A portion of the unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance and service conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 16	Leases
We lease data processing equipment and autos under operating leases that expire during the next four years. Generally, rental payments are fixed.

Table 16.1 shows minimum the future operating lease payments as of December 31, 2022.

Minimum future operating lease payments
Table	16.1
(In thousands)		Amount
2023		$908
2024		831
2025		667
2026		152
2027 and thereafter		—
Total		$2,558

Total lease expense under operating leases was $1.2 million in 2022, $1.3 million in 2021, and $1.9 million in 2020.

MGIC Investment Corporation 2022 Form 10-K | 116

MGIC Investment Corporation and Subsidiaries

NOTE 17	Litigation and Contingencies
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

MGIC Investment Corporation 2022 Form 10-K | 117

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGIC Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGIC Investment Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Loss Reserves – Primary Case Reserves

As described in Notes 3 and 8 to the consolidated financial statements, the Company establishes case reserves for estimated insurance losses when notices of delinquency on insured mortgage loans are received. As of December 31, 2022, the Company’s recorded loss reserves were $558 million. A significant portion of total loss reserves relate to primary case reserves established for the Company’s primary insurance business. Case reserves are established by estimating the

MGIC Investment Corporation 2022 Form 10-K | 118

number of loans in the delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The Company’s case reserve estimates are primarily established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions.

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

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 22, 2023

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

MGIC Investment Corporation 2022 Form 10-K | 119

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2022, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL DURING THE FOURTH QUARTER
There are no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

MGIC Investment Corporation 2022 Form 10-K | 120

MGIC Investment Corporation and Subsidiaries

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information (other than on the executive officers) will be included in our Proxy Statement for the 2023 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2022. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period. The information on the executive officers appears at the end of Part I of this Form 10-K.

Our Code of Conduct and Ethics is available on our website (http://mtg.mgic.com) under the “Leadership & Governance; Documents” links. Written copies of our Code of Conduct and Ethics are available to any shareholder who submits a written request to our Secretary, addressed to: MGIC Investment Corporation, Secretary, P.O. Box 488, Milwaukee, WI 53201. We intend to disclose on our website any waivers and amendments to our Code of Conduct and Ethics that are required to be disclosed under Item 5.05 of Form 8-K.

Item 11. Executive Compensation
This information will be included in our Proxy Statement for the 2023 Annual Meeting of Shareholders and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2022. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2023 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2022. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

The table below sets forth certain information, as of December 31, 2022, about the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

		Equity compensation plans approved by security holders
(a)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	3,571,629
(b)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	—
(c)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Row (a)) (2)	6,935,399

(1)Includes 1,237,367 restricted stock units (RSUs) granted under our 2015 Omnibus Incentive Plan (the “2015 Plan”) for which shares will be issued if certain criteria are met. Of the RSUs granted under the 2015 Plan, 1,130,159 are subject to performance conditions and the remaining RSUs are subject to service conditions. Also includes 2,334,262 RSUs granted under our 2020 Omnibus Incentive Plan for which shares will be issued in the future, provided the service conditions are met. Of the RSUs granted under the 2020 Plan, 1,700,455 are subject to performance conditions, 526,977 subject to service conditions, and the remainder are related to non-employee director restricted stock units.
(2)Reflects shares available for granting. All of these shares are available under our 2020 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, this information will be included in our Proxy Statement for the 2023 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2022. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2022 Form 10-K | 121

Item 14. Principal Accountant Fees and Services
This information will be included in our Proxy Statement for the 2023 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2022. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2022 Form 10-K | 122

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2022 and 2021
Consolidated statements of operations for each of the three years in the period ended December 31, 2022
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2022
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2022
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2022
Notes to consolidated financial statements
Report of independent registered public accounting firm

2	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Page
Schedule I - Summary of investments, other than investments in related parties at December 31, 2022	128
Schedule II - Condensed financial information of Registrant
Condensed balance sheets at December 31, 2022 and 2021	129
Condensed statements of operations for each of the three years in the period ended December 31, 2022	130
Condensed statements of cash flows for each of the three years in the period ended December 31, 2022	131
Supplementary notes to parent company financial statements	132
Schedule IV – Reinsurance for each of the three years in the period ended December 31, 2022	133
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

MGIC Investment Corporation 2022 Form 10-K | 123

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

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	August 8, 2013
3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	January 27, 2023
4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	August 8, 2013
4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	January 27, 2023
4.3	Description of Registrant's Securities †
4.4	Indenture, dated as of October 15, 2000, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee [File 001-10816]	8-K	4.1	October 19, 2000
4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation. [File 001‑10816]	10-Q	4.6	May 12, 2008
4.1	Fourth Supplemental Indenture, dated as of August 12, 2020, between MGIC Investment Corporation and U.S. Bank National Association, as Trustee, under the Indenture dated as of October 15, 2020, between the Company and the Trustee.	8-K	4.10	August 12, 2020
	[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]
10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005
10.2.24	Form of Restricted Stock Unit Agreement under 2015 Omnibus Incentive Plan (Adopted January 2020) *	10-K	10.2.24	February 23, 2021
10.2.25	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted March 2021, as amended May 2021) *	10-Q	10.2.25	May 5, 2021
10.2.26	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2022) *	10-K	10.2.26	February 23, 2022
10.2.27	Form of Restricted Stock Unit Agreement (for Directors) under 2020 Omnibus Incentive Plan (Adopted February 2022) *	10Q	10.2.27	May 4, 2022
10.2.28	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2023) * †	10K	10.2.28	February 22, 2023
10.2.29	Form of Restricted Stock Unit Agreement (for Directors) under 2020 Omnibus Incentive Plan (Adopted February 2023) * †	10K	10.2.29	February 22, 2023
10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K	10.3.1	March 1, 2011
10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan *	DEF 14A	App. A	March 24, 2015
10.3.4	MGIC Investment Corporation 2020 Omnibus Incentive Plan *	DEF 14A	App. C	March 20, 2020
10.6	Executive Bonus Plan * †
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.* †

MGIC Investment Corporation 2022 Form 10-K | 124

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.11.5	Form of Amended and Restated Key Executive Employment and Severance Agreement (Adopted May 2021) *	10-Q	10.11.5	May 5, 2021
10.12	Form of Agreement Not to Compete. * †
21	Direct and Indirect Subsidiaries. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††
99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009
99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009
99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012
99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014
99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.25	May 7, 2015
99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation.	10-K	10.2.15	February 26, 2016
99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto	10-Q	99.27	May 5, 2017
99.28	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.28	May 7, 2020
99.29	State Variations Endorsement (for other than Maine and Puerto Rico) to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.29	May 7, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes a management contract or compensatory plan.
**	Certain portions of this Exhibit are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith.
††	Furnished herewith.

MGIC Investment Corporation 2022 Form 10-K | 125

Item 16. Form 10-K Summary
Not applicable.

MGIC Investment Corporation 2022 Form 10-K | 126

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2023.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Timothy J. Mattke	/s/ Jay C. Hartzell
Timothy J. Mattke	Jay C. Hartzell, Director
Chief Executive Officer and Director

/s/ Timothy A. Holt
/s/ Nathaniel H. Colson	Timothy A. Holt, Director
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer	/s/ Jodeen A. Kozlak
(Principal Financial Officer)	Jodeen A. Kozlak, Director

/s/ Julie K. Sperber	/s/ Michael E. Lehman
Julie K. Sperber	Michael E. Lehman, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Teresita M. Lowman
Teresita M. Lowman

/s/ Analisa M. Allen
Analisa M. Allen, Director	/s/ Gary A. Poliner
Gary A. Poliner, Director

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni, Director	/s/ Sheryl L. Sculley
Sheryl L. Sculley, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

/s/ Curt S. Culver
Curt S. Culver, Director

MGIC Investment Corporation 2022 Form 10-K | 127

MGIC INVESTMENT CORPORATION

SCHEDULE I — Summary of investments - Other than investments in related parties - December 31, 2022
(In thousands) Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed income:
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$145,581	$135,900	$135,900
Obligations of U.S. states and political subdivisions	2,400,261	2,149,054	2,149,054
Foreign governments	4,486	3,787	3,787
Public utilities	267,319	266,895	266,895
ABS	126,723	120,687	120,687
CLOs	337,656	329,832	329,832
Mortgage-backed	481,528	435,224	435,224
All other corporate debt securities	2,149,156	1,954,247	1,954,247
Commercial paper	14,075	14,072	14,072
Total fixed income	5,926,785	5,409,698	5,409,698

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	15,924	14,140	14,140
Total equity securities	15,924	14,140	14,140

Total investments	$5,942,709	$5,423,838	$5,423,838

MGIC Investment Corporation 2022 Form 10-K | 128

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Balance Sheets Parent Company Only
	December 31,
(In thousands)	2022	2021
ASSETS
Fixed income, available-for-sale, at fair value (amortized cost, 2022 – $419,751 ; 2021 – $550,324)	$407,509	$538,872
Cash and cash equivalents	239,404	124,164
Investment in subsidiaries, at equity in net assets	4,502,261	4,964,954
Accounts receivable - affiliates	864	2,130
Income taxes - current and deferred	167,966	242,427
Accrued investment income	3,387	2,642
Total assets	$5,321,391	$5,875,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$641,724	$881,508
Convertible junior subordinated debentures	21,086	110,204
Accrued interest	13,271	20,501
Other liabilities	2,570	1,594
Total liabilities	678,651	1,013,807

Shareholders’ equity:
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2022 - 371,353; 2021 - 371,353; shares outstanding 2022 - 293,433; 2021 - 320,336)	371,353	371,353
Paid-in capital	1,798,842	1,794,906
Treasury stock at cost (shares 2022 - 77,920; 2021 - 51,017)	(1,050,238)	(675,265)
Accumulated other comprehensive income, net of tax	(481,511)	119,697
Retained earnings	4,004,294	3,250,691
Total shareholders’ equity	4,642,740	4,861,382
Total liabilities and shareholders’ equity	$5,321,391	$5,875,189
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2022 Form 10-K | 129

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Operations Parent Company Only
	Years Ended December 31,
(In thousands)	2022	2021	2020
Revenues:
Investment income, net of expenses	$7,193	$3,850	$7,090
Net realized investment gains (losses)	(2,628)	490	1,454
Total revenues	4,565	4,340	8,544

Expenses:
Operating expenses	1,575	1,644	719
Interest expense	47,601	68,359	65,472
Loss on debt extinguishment	38,870	36,914	35,033
Total expenses	88,046	106,917	101,224
Loss before tax	(83,481)	(102,577)	(92,680)
(Benefit from) provision for income taxes	(17,851)	(21,240)	(18,431)
Equity in net income of subsidiaries	930,979	716,320	520,342
Net income	865,349	634,983	446,093
Other comprehensive income (loss), net of tax	(601,208)	(97,124)	144,113
Comprehensive income	$264,141	$537,859	$590,206
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2022 Form 10-K | 130

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only
	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$865,349	$634,983	$446,093
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(930,979)	(716,320)	(520,342)
Dividends received from subsidiaries	626,695	400,000	221,024
Deferred tax (benefit) expense	119,588	(21,551)	(18,252)
Loss on debt extinguishment	38,870	36,914	35,033
Other	33,619	29,799	19,088
Change in certain assets and liabilities:
Accounts receivable - affiliates	1,266	(680)	972
Income taxes receivable	(43,123)	(306)	—
Accrued investment income	931	1,118	(1,262)
Accrued interest	(7,230)	(2,503)	5,076
Net cash provided by operating activities	704,986	361,454	187,430
Cash flows from investing activities:
Purchases of investments	(1,457)	(339,384)	(1,131,060)
Proceeds from sales of investments	287,924	556,384	812,188
Net cash provided by (used in) investing activities	286,467	217,000	(318,872)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	—	640,250
Purchase of senior notes	—	—	(179,735)
Payment of original issue discount - senior notes	—	—	(2,969)
Purchase of convertible junior subordinated debentures	(89,118)	(98,610)	(36,392)
Payment of original issue discount - convertible junior subordinated debentures	—	—	(15,049)
Redemption of 5.75% senior notes	(242,296)	—	—
Cash portion of loss on debt extinguishment	(38,185)	(36,914)	(25,266)
Repurchase of common stock	(385,573)	(290,818)	(119,997)
Dividends paid	(110,947)	(94,219)	(82,061)
Payment of debt issuance costs	—	—	(2,020)
Payment of withholding taxes related to share-based compensation net share settlement	(10,094)	(6,729)	(8,940)
Net cash provided by (used in) financing activities	(876,213)	(527,290)	167,821
Net increase (decrease) in cash and cash equivalents	115,240	51,164	36,379
Cash and cash equivalents at beginning of year	124,164	73,000	36,621
Cash and cash equivalents at end of year	$239,404	$124,164	$73,000
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2022 Form 10-K | 131

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

The payment of dividends from MGIC is the principal source of cash inflow for MGIC Investment Corporation, our holding company, other than investment income and raising capital in the public markets. The payment of dividends by our insurance subsidiaries is restricted by insurance regulation as discussed above. MGIC paid a total of $800 million, $400 million and $390 million in dividends in cash and fixed income securities to our holding company during 2022, 2021 and 2020, respectively. No contributions were made to our insurance subsidiaries in 2022, 2021 or 2020.

Note C

The senior notes and convertible junior subordinated debentures ("9% Debentures"), discussed in Note 7 – “Debt” to our consolidated financial statements, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries.

MGIC Investment Corporation 2022 Form 10-K | 132

MGIC INVESTMENT CORPORATION

SCHEDULE IV — Reinsurance Mortgage Insurance Premiums Earned Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2022	$1,154,728	$156,373	$8,778	$1,007,133	0.9%
2021	1,167,592	163,031	9,858	1,014,419	1.0%
2020	1,199,824	188,729	10,848	1,021,943	1.1%

MGIC Investment Corporation 2022 Form 10-K | 133