Form 10-Q
period 2023-03-31
MGIC INVESTMENT CORP
filed 2023-05-03
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 28, 2023, there were 286,617,757 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q1 2023 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

MGIC Investment Corporation - Q1 2023 | 3

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
DAC
Deferred insurance policy acquisition costs

Debt-to-income (“DTI”) ratio
The ratio, expressed as a percentage, of a borrower’s total debt payments to gross income

Delinquent Loan
A loan that is past due on a mortgage payment. A delinquent loan is typically reported to us by servicers when the loan has missed two or more payments. A loan will continue to be reported as delinquent until it becomes current, or a claim payment has been made. A delinquent loan is also referred to as a default

Delinquency Rate
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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program
MGIC Investment Corporation - Q1 2023 | 4

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

MGIC Investment Corporation - Q1 2023 | 5

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

USDA
U.S. Department of Agriculture

MGIC Investment Corporation - Q1 2023 | 6

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transaction
MGIC Investment Corporation - Q1 2023 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	March 31, 2023	December 31, 2022
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2023 - $5,979,045; 2022 - $5,926,785)		$5,564,053	$5,409,698
Equity securities, at fair value (cost 2023 - $15,946; 2022 - $15,924)		14,523	14,140
Other invested assets, at cost		850	850
Total investment portfolio		5,579,426	5,424,688
Cash and cash equivalents		358,214	327,384
Restricted cash and cash equivalents		8,358	5,529
Accrued investment income		54,550	55,178
Reinsurance recoverable on loss reserves	4	32,761	28,240
Reinsurance recoverable on paid losses	4	145	18,081
Premiums receivable		57,375	58,000
Home office and equipment, net		40,580	41,419
Deferred insurance policy acquisition costs		18,097	19,062
Deferred income taxes, net		100,174	124,769
Other assets		102,608	111,443
Total assets		$6,352,288	$6,213,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$558,515	$557,988
Unearned premiums		183,467	195,289
Senior notes	3	642,092	641,724
Convertible junior subordinated debentures	3	21,086	21,086
Other liabilities		169,484	154,966
Total liabilities		1,574,644	1,571,053
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2023 - 371,353; 2022 - 371,353; shares outstanding 2023 - 288,366; 2022 - 293,433)		371,353	371,353
Paid-in capital		1,791,609	1,798,842
Treasury stock at cost (shares 2023 - 82,987; 2022 - 77,920)		(1,119,048)	(1,050,238)
Accumulated other comprehensive income (loss), net of tax		(395,499)	(481,511)
Retained earnings		4,129,229	4,004,294
Total shareholders’ equity		4,777,644	4,642,740
Total liabilities and shareholders’ equity		$6,352,288	$6,213,793
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q1 2023 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2023	2022
Revenues:
Premiums written:
Direct		$274,247	$274,793
Assumed		2,751	2,031
Ceded	4	(46,806)	(34,159)
Net premiums written		230,192	242,665
Decrease in unearned premiums, net		11,823	12,575
Net premiums earned		242,015	255,240
Investment income, net of expenses		49,223	38,262
Net gains (losses) on investments and other financial instruments	7/8	(7,698)	(772)	(1)
Other revenue		425	1,886	(1)
Total revenues		283,965	294,616

Losses and expenses:
Losses incurred, net	11	6,446	(19,314)
Amortization of deferred policy acquisition costs		2,478	2,740
Other underwriting and operating expenses, net		70,063	54,732
Loss on debt extinguishment		—	22,107
Interest expense		9,374	14,912
Total losses and expenses		88,361	75,177
Income before tax		195,604	219,439
Provision for income tax		41,057	44,426
Net income		$154,547	$175,013

Earnings per share:
Basic	6	$0.53	$0.55
Diluted	6	$0.53	$0.54

Weighted average common shares outstanding - basic	6	290,989	315,975
Weighted average common shares outstanding - diluted	6	294,712	324,538
(1) Certain amounts have been reclassified to conform with the current year presentation

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2023 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2023	2022
Net income		$154,547	$175,013
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	80,659	(270,938)
Benefit plan adjustments		5,353	393
Other comprehensive income (loss), net of tax		86,012	(270,545)
Comprehensive income (loss)		$240,559	$(95,532)

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2023 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2023	2022
Common stock
Balance, beginning and end of period		$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,798,842	1,794,906
Reissuance of treasury stock, net under share-based compensation plans		(16,912)	(17,867)
Equity compensation		9,679	6,572
Balance, end of period		1,791,609	1,783,611

Treasury stock
Balance, beginning of period		(1,050,238)	(675,265)
Reissuance of treasury stock, net under share-based compensation plans		9,713	9,179
Repurchase of common stock	12	(78,523)	(127,610)
Balance, end of period		(1,119,048)	(793,696)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(481,511)	119,697
Other comprehensive income (loss), net of tax	9	86,012	(270,545)
Balance, end of period		(395,499)	(150,848)

Retained earnings
Balance, beginning of period		4,004,294	3,250,691
Net income		154,547	175,013
Cash dividends	12	(29,612)	(25,769)
Balance, end of period		4,129,229	3,399,935

Total shareholders’ equity		$4,777,644	$4,610,355

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2023 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$154,547	$175,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,192	15,395
Deferred tax expense	1,732	5,945
Equity compensation	9,679	6,572	(1)
Loss on debt extinguishment	—	22,107
Net (gains) losses on investments and other financial instruments	7,698	772	(1)
Change in certain assets and liabilities:
Accrued investment income	628	1,502
Reinsurance recoverable on loss reserves	(4,521)	2,188
Reinsurance recoverable on paid losses	17,936	36,072
Premium receivable	625	(798)
Deferred insurance policy acquisition costs	965	133
Profit commission receivable	9,324	6,779
Loss reserves	527	(32,250)
Unearned premiums	(11,822)	(12,575)
Return premium accrual	(1,300)	(900)
Current income taxes	39,481	38,445
Other, net	(23,405)	(36,389)	(1)
Net cash provided by (used in) operating activities	212,286	228,011

Cash flows from investing activities:
Purchases of investments	(229,198)	(94,017)
Proceeds from sales of investments	32,991	218,373
Proceeds from maturity of fixed income securities	131,389	225,972
Additions to property and equipment	(363)	(888)
Net cash provided by (used in) investing activities	(65,181)	349,440

Cash flows from financing activities:
Purchase of convertible junior subordinated debentures	—	(56,965)
Repayment of FHLB Advance	—	(155,000)
Cash portion of loss on debt extinguishment	—	(22,107)
Repurchase of common stock	(76,151)	(123,640)
Dividends paid	(30,096)	(26,112)
Payment of withholding taxes related to share-based compensation net share settlement	(7,199)	(8,688)
Net cash provided by (used in) financing activities	(113,446)	(392,512)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	33,659	184,939
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	332,913	304,958
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$366,572	$489,897
(1) Amounts have been reclassified to conform to the current year presentation
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2023 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for an interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of March 31, 2023, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q1 2023 | 13

Note 2. Significant Accounting Policies
Recent accounting and reporting developments
Accounting standards effective in 2023, or early adopted, and relevant to our financial statements are described below:

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

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was enacted and signed into law in the United States. The IRA includes provisions for a 15% corporate minimum tax and a 1% excise tax on net stock repurchases. Both of these taxes are effective in 2023. We do not expect these tax provisions to have a material impact on our consolidated financial results, including our annual estimated effective tax rate. The amount of the excise tax on the repurchase of corporate stock was immaterial in the first quarter of 2023.

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of March 31, 2023 and December 31, 2022 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In millions)		March 31, 2023	December 31, 2022
5.25% Notes, due August 2028 (par value: $650 million)		$642.1	$641.7
9% Debentures, due April 2063 (1)		21.1	21.1
Long-term debt, carrying value		$663.2	$662.8
(1)Convertible at any time prior to maturity at the holder’s option, at a conversion rate, which is subject to adjustment, of 77.9620 shares per $1,000 principal amount, representing a conversion price of approximately $12.83 per share. The payment of dividends by our holding company results in adjustments to the conversion rate, with such adjustments generally deferred until the end of the year.

The 5.25% Senior Notes (5.25% Notes) and 9% Convertible Junior Subordinated Debentures (“9% Debentures”) are obligations of our holding company, MGIC Investment Corporation.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information pertaining to our debt obligations. As of March 31, 2023 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the three months ended March 31, 2023 and 2022 were $17.1 million and $26.7 million, respectively.

MGIC Investment Corporation - Q1 2023 | 14

Note 4. Reinsurance
The reinsurance agreements to which we are a party, are discussed below. The effect of all of our reinsurance agreements on premiums earned and losses incurred is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended March 31,
(In thousands)		2023	2022
Premiums earned:
Direct		$286,034	$287,273
Assumed		2,787	2,126
Ceded - quota share reinsurance (1)		(29,877)	(22,378)
Ceded - excess-of-loss reinsurance		(16,929)	(11,781)
Total ceded		(46,806)	(34,159)
Net premiums earned		$242,015	$255,240

Losses incurred:
Direct		$11,123	$(21,092)
Assumed		4	(207)
Ceded - quota share reinsurance		(4,681)	1,985
Losses incurred, net		$6,446	$(19,314)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$31,711	$38,980
Ceding commission on quota share reinsurance		12,318	12,272
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

Each of our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratios of 200%.

Table 4.2 below provides additional detail regarding our QSR Transactions.

Quota Share Reinsurance
Table	4.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 QSR		2020	12.5%	62.0%	December 31, 2031
2020 QSR and 2021 QSR		2020	17.5%	62.0%	December 31, 2032
2020 QSR and 2021 QSR		2021	17.5%	61.9%	December 31, 2032
2021 QSR and 2022 QSR		2021	12.5%	57.5%	December 31, 2032
2021 QSR and 2022 QSR		2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR		2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
2023 QSR		2023	10.0%	58.5%	December 31, 2034
Credit Union QSR		2020-2025	65.0%	50.0%	December 31, 2039
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

MGIC Investment Corporation - Q1 2023 | 15

Table 4.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 4.2 to the percentage shown in table 4.3.

Quota Share Reinsurance
Table	4.3

Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR	2020	June 30, 2023	January 1, 2023	10.5% or 8%
2020 QSR and 2021 QSR	2020	June 30, 2023	January 1, 2023	14.5% or 12%
2020 QSR and 2021 QSR	2021	December 31, 2023	January 1, 2023	14.5% or 12%
2021 QSR and 2022 QSR	2021	December 31, 2023	January 1, 2023	10.5% or 8%
2021 QSR and 2022 QSR	2022	December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2024	12.5% or 10%
2023 QSR	2023	December 31, 2025	July 1, 2024	8% or 7%
(1) We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.
Under the terms of our QSR Transactions, ceded premiums earned, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums earned due after deducting the related ceding commission and profit commission is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $32.8 million as of March 31, 2023 and $28.2 million as of December 31, 2022. The reinsurance recoverable balance is secured by funds on deposit from reinsurers, the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

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

The Home Re Entities financed the collateral for the coverages by issuing mortgage insurance-linked notes (“ILNs”) to unaffiliated investors in an aggregate amount equal to the initial reinsurance coverage amounts. Each ILN is non-recourse to any assets of MGIC or affiliates. The proceeds of the ILNs, which were deposited into reinsurance trusts for the benefit of MGIC, will be the source of reinsurance claim payments to MGIC and principal repayments on the ILNs.

MGIC Investment Corporation - Q1 2023 | 16

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of March 31, 2023 a "Trigger Event" has occurred on our Home Re 2019-1 ILN transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction. A "Trigger Event" has also occurred on the Home Re 2022-1 ILN transactions because the target level of credit enhancement on the most senior tranche has not been met.

Tables 4.4a and 4.4b provide a summary of our XOL Transactions as of March 31, 2023 and December 31, 2022.

Excess of Loss Reinsurance
4.4a
($ in thousands)	Issue Date	Policy In force Dates	Optional Call Date (1)	Legal Maturity	Initial First Layer Retention	Initial Excess of Loss Reinsurance Coverage
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years	$82,523	$142,642
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years	$325,589	$473,575
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years	190,159	398,429
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years	211,159	398,848
Home Re 2020-1, Ltd.	October 29, 2020	January 1, 2020 - July 31, 2020	October 25, 2027	10 years	275,283	412,917
Home Re 2019-1, Ltd.	May 25, 2019	January 1, 2018 - March 31, 2019	May 25, 2026	10 years	185,730	315,739
Home Re 2018-1, Ltd.	October 30, 2018	July 1, 2016 - December 31, 2017	October 25, 2025	10 years	168,691	318,636
(1) We have the right to terminate the Home Re Transactions under certain circumstances and on any payment date on or after the respective Optional Call Date. We can elect early termination of the Traditional XOL Transaction beginning on this date, and quarterly thereafter.

4.4b	Remaining First Layer Retention		Remaining Excess of Loss Reinsurance Coverage
($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
2022 Traditional XOL	$82,509	$82,517	$142,642	$142,642
Home Re 2022-1, Ltd.	$325,520	325,576	$473,575	473,575
Home Re 2021-2, Ltd.	190,016	190,097	327,346	352,084
Home Re 2021-1, Ltd.	211,055	211,102	251,942	277,053
Home Re 2020-1, Ltd.	274,979	274,871	92,648	113,247
Home Re 2019-1, Ltd.	183,351	183,540	208,146	208,146
Home Re 2018-1, Ltd.	164,708	164,849	121,513	140,993

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded on the Home Re Transactions will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 and Home Re 2022-1 Transactions reference SOFR, while the remaining Home Re Transactions reference one-month LIBOR. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at March 31, 2023 and December 31, 2022, were not material to our consolidated balance sheet and the changes in fair value during the three months ended March 31, 2023 and March 31, 2022 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

MGIC Investment Corporation - Q1 2023 | 17

losses or the right to receive benefits of each Home Re Entity that could be significant to the Home Re Entity, consolidation of the Home Re Entities is not required.

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of March 31, 2023, and December 31, 2022, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.5 presents the total assets of the Home Re Entities as of March 31, 2023 and December 31, 2022.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		March 31, 2023	December 31, 2022

Home Re 2022-1 Ltd.		$473,575	$473,575
Home Re 2021-2 Ltd.		337,486	357,340
Home Re 2021-1 Ltd.		260,680	285,039
Home Re 2020-1 Ltd.		100,561	119,159
Home Re 2019-1 Ltd.		208,146	208,146
Home Re 2018-1 Ltd.		128,995	146,822

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

MGIC Investment Corporation - Q1 2023 | 18

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

From time to time, we are involved in disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q1 2023 | 19

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended March 31,
(In thousands, except per share data)		2023	2022
Basic earnings per share:
Net income		$154,547	$175,013
Weighted average common shares outstanding - basic		290,989	315,975
Basic earnings per share		$0.53	$0.55

Diluted earnings per share:
Net income		$154,547	$175,013
Interest expense, net of tax (1):
9% Debentures		375	1,512
Diluted income available to common shareholders		$154,922	$176,525

Weighted average common shares outstanding - basic		290,989	315,975
Effect of dilutive securities:
Unvested RSUs		2,079	2,029
9% Debentures		1,644	6,534
Weighted average common shares outstanding - diluted		294,712	324,538
Diluted earnings per share		$0.53	$0.54
(1) Interest expense for the three months ended March 31, 2023 and 2022, respectively, has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q1 2023 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at March 31, 2023 and December 31, 2022 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of March 31, 2023
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$223,428	$31	$(7,713)	$215,746
Obligations of U.S. states and political subdivisions		2,403,603	9,776	(201,039)	2,212,340
Corporate debt securities		2,341,134	1,733	(164,925)	2,177,942
ABS		124,175	15	(4,819)	119,371
RMBS		217,751	10	(22,256)	195,505
CMBS		250,589	20	(18,704)	231,905
CLOs		337,033	—	(6,459)	330,574
Foreign government debt		4,486	—	(659)	3,827
Commercial paper		76,846	—	(3)	76,843
Total fixed income securities		$5,979,045	$11,585	$(426,577)	$5,564,053

Details of fixed income securities by category as of December 31, 2022
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$145,581	$2	$(9,683)	$135,900
Obligations of U.S. states and political subdivisions		2,400,261	4,866	(256,073)	2,149,054
Corporate debt securities		2,416,475	1,043	(196,377)	2,221,141
ABS		126,723	5	(6,041)	120,687
RMBS		223,743	10	(25,744)	198,009
CMBS		257,785	22	(20,591)	237,216
CLOs		337,656	5	(7,829)	329,832
Foreign government debt		4,486	—	(699)	3,787
Commercial paper		14,075	—	(3)	14,072
Total fixed income securities		$5,926,785	$5,953	$(523,040)	$5,409,698

We had $12.1 million and $11.8 million of investments at fair value on deposit with various states as of March 31, 2023 and December 31, 2022, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $130.7 million and $128.4 million at March 31, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q1 2023 | 21

The amortized cost and fair values of fixed income securities at March 31, 2023, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		March 31, 2023
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$667,113	$657,832
Due after one year through five years		1,362,173	1,300,280
Due after five years through ten years		1,831,636	1,693,166
Due after ten years		1,188,575	1,035,420
		5,049,497	4,686,698

ABS		124,175	119,371
RMBS		217,751	195,505
CMBS		250,589	231,905
CLOs		337,033	330,574
Total as of March 31, 2023		$5,979,045	$5,564,053

Equity securities
The cost and fair value of investments in equity securities at March 31, 2023 and December 31, 2022 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of March 31, 2023
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,946	$2	$(1,425)	$14,523

Details of equity security investments as of December 31, 2022
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,924	$—	$(1,784)	$14,140

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended March 31,
(in thousands)		2023	2022

Fixed income securities
Gains on sales		59	4,134
Losses on sales		(4,133)	(4,657)
Equity securities gains (losses)
Market adjustment		360	(1,005)
Change in embedded derivative on Home Re Transactions (1)		(3,976)	733
Other
Gains (losses) on sales		6	11
Market adjustment		(14)	12
Net gains (losses) on investments and other financial instruments		(7,698)	(772)

Proceeds from sales of fixed income securities		32,181	216,824
Proceeds from sales of equity securities		—	—

MGIC Investment Corporation - Q1 2023 | 22

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of March 31, 2023
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$59,935	$(1,108)	$84,568	$(6,605)	$144,503	$(7,713)
Obligations of U.S. states and political subdivisions		615,219	(13,633)	962,757	(187,406)	1,577,976	(201,039)
Corporate debt securities		889,684	(28,273)	1,269,912	(136,652)	2,159,596	(164,925)
ABS		36,028	(245)	77,206	(4,574)	113,234	(4,819)
RMBS		4,078	(177)	207,258	(22,079)	211,336	(22,256)
CMBS		11,699	(714)	221,259	(17,990)	232,958	(18,704)
CLOs		17,068	(195)	313,506	(6,264)	330,574	(6,459)
Foreign government debt		—	—	3,828	(659)	3,828	(659)
Commercial paper		491	—	3,375	(3)	3,866	(3)
Total		$1,634,202	$(44,345)	$3,143,669	$(382,232)	$4,777,871	$(426,577)

Unrealized loss aging for securities by type and length of time as of December 31, 2022
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$67,531	$(3,583)	$76,246	$(6,100)	$143,777	$(9,683)
Obligations of U.S. states and political subdivisions		1,344,272	(157,903)	360,956	(98,170)	1,705,228	(256,073)
Corporate debt securities		1,488,255	(109,976)	758,732	(86,401)	2,246,987	(196,377)
ABS		53,201	(1,008)	67,073	(5,033)	120,274	(6,041)
RMBS		77,563	(8,572)	136,179	(17,172)	213,742	(25,744)
CMBS		166,973	(12,951)	70,792	(7,640)	237,765	(20,591)
CLOs		213,461	(4,644)	114,459	(3,185)	327,920	(7,829)
Foreign government debt		—	—	3,787	(699)	3,787	(699)
Commercial paper		—	—	3,816	(3)	3,816	(3)
Total		$3,411,256	$(298,637)	$1,592,040	$(224,403)	$5,003,296	$(523,040)

There were 1,152 and 1,226 securities in an unrealized loss position at March 31, 2023 and December 31, 2022, respectively. Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2023 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at March 31, 2023 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q1 2023 | 23

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
Corporate Debt Securities are valued by surveying the dealer community, obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the valuation process. These securities are generally categorized in Level 2 of the fair value hierarchy.
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

MGIC Investment Corporation - Q1 2023 | 24

Assets measured at fair value, by hierarchy level, as of March 31, 2023 and December 31, 2022 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of March 31, 2023
Table	8.1a
(In thousands)		Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$215,746		$173,261	$42,485
Obligations of U.S. states and political subdivisions		2,212,340		—	2,212,340
Corporate debt securities		2,177,942		—	2,177,942
ABS		119,371		—	119,371
RMBS		195,505		—	195,505
CMBS		231,905		—	231,905
CLOs		330,574		—	330,574
Foreign government debt		3,827		—	3,827
Commercial paper		76,843		—	76,843
Total fixed income securities		5,564,053		173,261	5,390,792
Equity securities		14,523		14,523	—
Cash equivalents		362,788	(1)	328,906	33,882
Total		$5,941,364		$516,690	$5,424,674

Assets carried at fair value by hierarchy level as of December 31, 2022
Table	8.1b
(In thousands)		Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$135,900		$116,897	$19,003
Obligations of U.S. states and political subdivisions		2,149,054		—	2,149,054
Corporate debt securities		2,221,141		—	2,221,141
ABS		120,687		—	120,687
RMBS		198,009		—	198,009
CMBS		237,216		—	237,216
CLOs		329,832		—	329,832
Foreign government debt		3,787		—	3,787
Commercial paper		14,072		—	14,072
Total fixed income securities		5,409,698		116,897	5,292,801
Equity securities		14,140		14,140	—
Cash equivalents		328,756	(1)	324,129	4,627
Total		$5,752,594		$455,166	$5,297,428
(1) Includes restricted cash equivalents
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as Other liabilities or Other assets in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At March 31, 2023 and December 31, 2022, the fair value of the embedded derivatives was a liability of $1.5 million and an asset of $2.5 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

MGIC Investment Corporation - Q1 2023 | 25

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. Purchases of real estate acquired were $0.1 million and $0.5 million for the three months ended March 31, 2023, and 2022, respectively. Sales of real estate acquired were $1.2 million and $1.0 million for the three months ended March 31, 2023, and 2022, respectively.

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2023 and December 31, 2022.

Financial assets and liabilities not measured at fair value
Table	8.2
		March 31, 2023		December 31, 2022
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$850	$850

Financial liabilities
5.25% Senior Notes		642,092	617,994	641,724	600,938
9% Convertible Junior Subordinated Debentures		21,086	28,196	21,086	28,085
Total financial liabilities		$663,178	$646,190	$662,810	$629,023

MGIC Investment Corporation - Q1 2023 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended March 31,
(In thousands)		2023	2022
Net unrealized investment gains (losses) arising during the period		$102,099	$(342,960)
Total income tax benefit (expense)		(21,440)	72,022
Net of taxes		80,659	(270,938)

Net changes in benefit plan assets and obligations		6,776	498
Total income tax benefit (expense)		(1,423)	(105)
Net of taxes		5,353	393

Total other comprehensive income (loss)		108,875	(342,462)
Total income tax benefit (expense)		(22,863)	71,917
Total other comprehensive income (loss), net of tax		$86,012	$(270,545)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three months ended March 31, 2023 and 2022 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended March 31,
(In thousands)		2023	2022
Reclassification adjustment for net realized (losses) gains(1)		$(4,164)	$4,841
Income tax benefit (expense)		874	(1,017)
Net of taxes		(3,290)	3,824

Reclassification adjustment related to benefit plan assets and obligations (2)		(8,932)	(498)
Income tax benefit (expense)		1,876	105
Net of taxes		(7,056)	(393)

Total reclassifications		(13,096)	4,343
Income tax benefit (expense)		2,750	(912)
Total reclassifications, net of tax		$(10,346)	$3,431
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the three months ended March 31, 2023, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Three Months Ended March 31, 2023
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2022, net of tax		$(408,496)	$(73,015)	$(481,511)
Other comprehensive income (loss) before reclassifications		77,369	(1,703)	75,666
Less: Amounts reclassified from AOCI		(3,290)	(7,056)	(10,346)
Balance, March 31, 2023, net of tax		$(327,837)	$(67,662)	$(395,499)

MGIC Investment Corporation - Q1 2023 | 27

Note 10. Benefit Plans
Table 10.1 provides the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2023 and 2022.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended March 31,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2023	2022	2023	2022
Company service cost		$—	$1,757	$386	$348
Interest cost		3,682	2,877	398	177
Expected return on plan assets		(3,581)	(4,952)	(2,063)	(2,625)
Amortization of:
Net actuarial losses (gains)		597	1,183	(64)	(754)
Prior service cost (credit)		86	(53)	465	122
Cost of settlements and curtailments		7,847	—	—	—
Net periodic benefit cost (benefit)		$8,631	$812	$(878)	$(2,732)

Effective January 1, 2023, the defined benefit pension plan and supplemental executive retirement plan are frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants in these plans are fully vested in their benefits.

MGIC Investment Corporation - Q1 2023 | 28

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2023, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $9 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $15 million.

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

Losses incurred on delinquencies that occurred in the current year increased for the three months ended March 31, 2023, compared to the same period last year. The increase is primarily due to an increase in estimated severity on current year delinquencies.

For the three months ended March 31, 2023 and March 31, 2022 we experienced favorable loss development of $40.8 million and $55.7 million, respectively, on previously received delinquencies. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation - Q1 2023 | 29

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. Foreclosure moratoriums and forbearance plans in place have increased the average time it takes to receive a claim.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2023 and 2022.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Three Months Ended March 31,
(In thousands)		2023	2022
Reserve at beginning of period		$557,988	$883,522
Less reinsurance recoverable		28,240	66,905
Net reserve at beginning of period		529,748	816,617

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		47,212	36,344
Prior years (1)		(40,766)	(55,658)
Total losses incurred		6,446	(19,314)

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		—	—
Prior years		10,440	10,748
Total losses paid		10,440	10,748
Net reserve at end of period		525,754	786,555
Plus reinsurance recoverable		32,761	64,717
Reserve at end of period		$558,515	$851,272
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The prior year loss reserve development for the three months of March 31, 2023 and 2022 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Three Months Ended March 31,
(In thousands)		2023	2022
Increase (decrease) in estimated claim rate on primary defaults		$(43,431)	$(55,777)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		2,665	119
Total prior year loss development (1)		$(40,766)	$(55,658)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q1 2023 | 30

Delinquency inventory
A rollforward of our primary delinquency inventory for the three months ended March 31, 2023 and 2022 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended March 31,
		2023	2022
Delinquency inventory at beginning of period		26,387	33,290
New notices		11,297	10,703
Cures		(12,607)	(13,200)
Paid claims		(311)	(322)
Rescissions and denials		(9)	(9)
Delinquency inventory at end of period		24,757	30,462

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		March 31, 2023	December 31, 2022	March 31, 2022
3 months or less		7,573	8,820	7,382
4-11 months		8,563	8,217	8,131
12 months or more (1)		8,621	9,350	14,949
Total		24,757	26,387	30,462
3 months or less		31%	33%	24%
4-11 months		34%	31%	27%
12 months or more		35%	36%	49%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		296	267	217
(1)Approximately 38%, 36%, and 23% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $24.2 million and $25.5 million at March 31, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q1 2023 | 31

Note 12. Shareholders’ Equity
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the first three months of 2023, we repurchased 5.8 million shares at an average cost of $13.43 per share, which included commissions. In 2022, we repurchased approximately 27.8 million shares of our common stock, at an average cost of $13.89 per share, which included commissions. At March 31, 2023, we had $36 million remaining under a share repurchase program approved by our Board of Directors in 2021 that expires at year end 2023. In April 2023, we repurchased an additional 1.7 million shares totaling $24.4 million under the remaining authorization. Also in April 2023, our board of directors approved a share repurchase program, authorizing us to repurchase an additional $500 million of common stock at any time prior to July 1, 2025.

Cash dividends
In the first quarter of 2023, we paid quarterly cash dividends of $0.10 per share which totaled $29.6 million. On April 27, 2023, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.10 per share to shareholders of record on May 11, 2023, payable on May 25, 2023.

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

Restricted stock unit grants
Table	13.1
			Three months ended March 31,
			2023		2022
			RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		(1)	949	$14.17	848	$15.46
RSUs subject only to service conditions			354	14.17	316	15.46
Non-employee director RSUs			106	14.17	97	15.46
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest up to 200%.

MGIC Investment Corporation - Q1 2023 | 32

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

At March 31, 2023, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.7 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements without penalty.

Dividend restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we will notify the OCI to ensure it does not object. In May 2023, MGIC paid a $300 million dividend to our holding company.

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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Three Months Ended March 31,
(In thousands)	2023	2022
Statutory net income	$54,612	$96,018
Statutory policyholders' surplus	992,075	1,319,633
Contingency reserve	4,803,752	4,263,599

MGIC Investment Corporation - Q1 2023 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2023. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q1 2023 | 34

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended March 31,
(In millions, except per share data, unaudited)	2023	2022	% Change
Selected statement of operations data
Net premiums earned	$242.0	$255.2	(5)
Investment income, net of expenses	49.2	38.3	28
Losses incurred, net	6.4	(19.3)	N/M
Other underwriting and operating expenses, net	70.1	54.7	28
Loss on debt extinguishment	—	22.1	N/M
Income before tax	195.6	219.4	(11)
Provision for income taxes	41.1	44.4	(7)
Net income	154.5	175.0	(12)
Diluted income per share	$0.53	$0.54	(2)

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$199.7	$242.1	(18)
Adjusted net operating income	157.8	192.9	(18)
Adjusted net operating income per diluted share	$0.54	$0.60	(10)
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of first quarter 2023 results
Comparative quarterly results
We recorded first quarter 2023 net income of $154.5 million, or $0.53 per diluted share. Net income decreased by $20.5 million from net income of $175.0 million in the prior year. The decrease is primarily due to increases in losses incurred and other underwriting and operating expenses, and a decrease in net premiums earned. This was partially offset by decreases in loss on debt extinguishment and an increase in investment income, net of expenses. Diluted income per share decreased primarily due to a decrease in net income, partially offset by a decrease in the number of diluted weighted shared outstanding.

Adjusted net operating income for the first quarter 2023 was $157.8 million (Q1 2022: $192.9 million) and adjusted net operating income per diluted share was $0.54 (Q1 2022: $0.60). The decrease in 2023 adjusted net operating income and adjusted net operating income per diluted share compared to 2022 primarily reflects a decrease in adjusted net operating income, partially offset by a decrease in the number of diluted weighted shared outstanding.

Premiums earned for the three months ended March 31, 2023 were $242.0 million, compared with $255.2 million, for the same period last year. The decrease in premiums earned for the three months ended March 31, 2023, compared with the prior year is primarily due to an increase in ceded premiums.

Net investment income in the three months ended March 31, 2023 was $49.2 million, compared with $38.3 million, in the prior year. Net investment income was impacted by higher average investment yields, partially offset by a decrease in the investment portfolio.

Losses incurred, net for the first quarter of 2023 were $6.4 million, an increase of $25.8 million compared to the first quarter of 2022 losses incurred, net of $(19.3) million. For the three months ended March 31, 2023, new delinquency notices added approximately $47.2 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $40.8 million. For the three months ended March 31, 2022, new delinquency notices added approximately $36.3 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $55.7 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed borrowers to cure their delinquencies through the sale of their property.

Underwriting and other expenses, net for the three months ended March 31, 2023 and 2022, were $70.1 million and $54.7 million, respectively. Underwriting and other expenses, net increased during the three months ended March 31, 2023 compared with the same period in the prior year primarily due to an increase in pension expenses as a result of settlement accounting charges recognized in the first quarter of 2023 and an increase in performed based employee compensation.

For the three months ended March 31, 2022, we recorded a loss on debt extinguishment of $22.1 million, related to the repurchase of a portion our 9% Debenture, and the repayment of the outstanding principal balance of the FHLB Advance. We did not repurchase any of our outstanding debt obligations in 2023.

MGIC Investment Corporation - Q1 2023 | 35

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2023, MGIC can pay $92 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. We did not make dividend payments to the holding company during the three months ended March 31, 2023 and 2022, respectively. Future dividend payments to the holding company will continue to be determined in consultation with the board.
Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the three months of 2023, we repurchased 5.8 million shares of common stock, using approximately $77.8 million of holding company resources. As of March 31, 2023, we had $36 million of authorization remaining to repurchase our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. In April 2023, our board of directors approved a share repurchase program, authorizing us to repurchase an additional $500 million of common stock at any time prior to July 1, 2025. As of March 31, 2023, we had approximately 288 million shares of common stock outstanding. We repurchased 8.5 million shares during the three months ended March 31, 2022.

Dividends to shareholders
In the first quarter of 2023, we paid quarterly cash dividends of $0.10 per share which totaled $29.6 million. On April 27, 2023, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.10 per share to shareholders of record on May 11, 2023, payable on May 25, 2023.

GSEs
We must comply with a GSE’s PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of the PMIERs as of March 31, 2023, MGIC’s Available Assets totaled $5.9 billion, or $2.4 billion in excess of its Minimum Required Assets.

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
Our reinsurance transactions enable us to earn higher returns on our business than we would without them because they reduce the Minimum Required Assets, we must hold under PMIERs. However, reinsurance may not always be available to us; or available on similar terms, and our reinsurance subjects us to counterparty credit risk. Our access to reinsurance may be disrupted and the terms under which we are able to obtain reinsurance may be less attractive than in the past due to volatility stemming from circumstances such as higher interest rates, increased inflation, global events such as the Russia-Ukraine war, and other factors. In 2023, execution of transactions for XOL reinsurance through the ILN market has been more challenging, with increased pricing, transactions being down-sized, and generally fewer transactions being executed by mortgage insurers.

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

MGIC Investment Corporation - Q1 2023 | 36

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

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires an MPP. MGIC’s “policyholder position” includes its net worth or surplus and its contingency reserve.

At March 31, 2023, MGIC’s risk-to-capital ratio was 9.7 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.7 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.

The NAIC previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers, although certain items were not completely addressed by the framework, including the treatment of ceded risk and minimum capital floors. In October 2022, the NAIC working group released a revised exposure draft of the Mortgage Guaranty Insurance Model Act that does not include changes to the capital requirements of the existing Model Act. The working group has continued to revise the draft Model Act and in March 2023 indicated that a final version is expected to be approved by the NAIC sometime during 2023, but it is not expected that the final version will include substantive changes to the capital requirements of the existing Model Act. It is uncertain when the revised Model Act will be adopted in any jurisdiction and whether any changes will be made by legislatures prior to such adoption.
Factors affecting our results
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions, such as rising interest rates, home prices, housing demand, level of employment, inflation, pandemics, restrictions and costs on mortgage credit, and other factors. For additional information on how on our business may be impacted see our Risk Factor titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.”

The future effects of changing climatic conditions on our business are uncertain. For information about possible effects, please refer to our Risk Factor titled “Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.”

MGIC Investment Corporation - Q1 2023 | 37

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” in our 2022 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Prior to the COVID-19 pandemic, the level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year. The state of the economy, local housing markets and various other factors, including the COVID-19 pandemic, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

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

MGIC Investment Corporation - Q1 2023 | 38

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

Mortgage insurance earnings and cash flow cycle
In general, the majority of any underwriting profit that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book may result in either underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the incurred losses on delinquencies that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments) and increasing losses. The typical pattern is also a function of premium rates generally resetting to lower levels after ten years. The state of the economy, local housing markets and various other factors may result in delinquencies not following the typical pattern.

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

MGIC Investment Corporation - Q1 2023 | 39

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

MGIC Investment Corporation - Q1 2023 | 40

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

MGIC Investment Corporation - Q1 2023 | 41

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended March 31,
	2023			2022
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$195,604	41,057	$154,547	$219,439	44,426	$175,013
Adjustments:
Loss on debt extinguishment	—	—	—	22,107	4,642	17,465
Net realized investment (gains) losses	4,068	854	3,214	511	107	404
Adjusted pre-tax operating income / Adjusted net operating income	$199,672	$41,911	$157,761	$242,057	$49,175	$192,882

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			294,712			324,538

Net income per diluted share			$0.53			$0.54
Loss on debt extinguishment			—			0.05
Net realized investment (gains) losses			0.01			—
Adjusted net operating income per diluted share			$0.54			$0.60	(1)
(1) Does not foot due to rounding.

MGIC Investment Corporation - Q1 2023 | 42

Mortgage Insurance Portfolio
Mortgage originations
The total amount of mortgage originations is generally influenced by the level of home sales, interest rates, the percentage of homes purchased for cash, and the level of refinance activity. PMI market share of total mortgage originations is influenced by the mix of purchase and refinance originations. PMI market share is also impacted by the market share of total originations of the FHA, VA, USDA, and other alternatives to mortgage insurance, including GSE programs that may reduce or eliminate the demand for mortgage insurance.

NIW for the first quarter of 2023 was $8.2 billion (Q1 2022: $19.6 billion). We expect the decrease is reflective of a smaller origination market and our market position in the current year compared with the same period in the prior year. For the remainder of the year, we expect a smaller origination market to drive a decrease in our NIW compared to 2022.

The following tables present characteristics of our primary NIW for the three months ended March 31, 2023 and 2022.

The housing market for the three months ended March 31, 2023 had significantly higher mortgage rates and a higher concentration of purchase transactions compared to the three months ended March 31, 2022. Consistent with changes in the housing market, the percentage of our NIW with DTI ratios over 45% and LTV’s over 95% increased for the three months ended March 31, 2023 when compared with the same period last year.

Primary NIW by FICO score
	Three Months Ended March 31,
(% of primary NIW)	2023	2022
760 and greater	44.8%	43.4%
740 - 759	19.0%	19.0%
720 - 739	14.8%	14.6%
700 - 719	10.4%	10.7%
680 - 699	6.0%	7.2%
660 - 679	3.0%	3.2%
640 - 659	1.4%	1.4%
639 and less	0.6%	0.5%

Primary NIW by loan-to-value
	Three Months Ended March 31,
(% of primary NIW)	2023	2022
95.01% and above	12.5%	11.4%
90.01% to 95.00%	46.8%	52.1%
85.01% to 90.00%	29.3%	26.6%
80.01% to 85.00%	11.4%	9.9%

Primary NIW by debt-to-income ratio
	Three Months Ended March 31,
(% of primary NIW)	2023	2022
45.01% and above	22.7%	17.2%
38.01% to 45.00%	33.8%	31.6%
38.00% and below	43.5%	51.2%

MGIC Investment Corporation - Q1 2023 | 43

Primary NIW by policy payment type
	Three Months Ended March 31,
(% of primary NIW)	2023	2022
Monthly premiums	96.2%	93.3%
Single premiums	3.7%	6.6%
Annual premiums	0.1%	0.1%

Primary NIW by type of mortgage
	Three Months Ended March 31,
(% of primary NIW)	2023	2022
Purchases	97.7%	94.2%
Refinances	2.3%	5.8%

We consider a variety of loan characteristics when assessing the risk of a loan. The following tables provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, mortgages with borrowers having FICO scores below 680, including those with borrowers having FICO scores of 620-679, mortgages with borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by number of attributes discussed above
	Three Months Ended March 31,
(% of primary NIW)	2023	2022
One	32.5%	28.3%
Two or more	3.8%	2.8%

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

Persistency
Our persistency was 82.0% at March 31, 2023 compared to 79.8% at December 31, 2022 and 66.9% at March 31, 2022. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

IIF and RIF
	Three Months Ended March 31,
(In billions)	2023	2022
NIW	$8.2	$19.6
Cancellations	(11.1)	(16.7)
Increase (decrease) in primary IIF	$(2.9)	$2.9

Direct primary IIF as of March 31,	$292.4	$277.3
Direct primary RIF as of March 31,	$76.0	$70.6
Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of March 31, 2023, loans associated with modification programs accounted for 4.1% of our total RIF, compared to 4.2% at December 31, 2022. Loans associated with 87.8% of all our modifications were current as of March 31, 2023.

MGIC Investment Corporation - Q1 2023 | 44

The following table sets forth certain statistics associated with our primary IIF and RIF as of March 31, 2023:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.4	0.5%	$0.4	0.5%	7.4%	12.3%	—%	NM
2005-2008	11.1	3.8%	3.0	3.9%	7.0%	10.3%	—%	4.6%
2009-2015	6.0	2.0%	1.6	2.1%	4.3%	4.5%	—%	3.4%
2016	5.9	2.0%	1.6	2.1%	3.9%	3.1%	—%	12.2%
2017	7.5	2.6%	2.0	2.6%	4.2%	3.6%	—%	15.1%
2018	7.8	2.7%	2.0	2.6%	4.8%	4.1%	—%	15.5%
2019	16.5	5.7%	4.3	5.6%	4.1%	2.0%	1.5%	25.4%
2020	60.9	20.8%	15.4	20.3%	3.2%	1.0%	28.9%	53.3%
2021	97.9	33.5%	25.4	33.4%	3.1%	1.0%	29.3%	83.1%
2022	70.3	24.0%	18.6	24.5%	4.9%	0.6%	30.4%	94.8%
2023	7.1	2.4%	1.9	2.4%	6.1%	0.0%	26.5%	99.4%
Total	$292.4	100.0%	$76.0	100.0%
(1)May not foot due to rounding
(2)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $267 million ($189 million on pool policies with aggregate loss limits and $78 million on pool policies without aggregate loss limits) at March 31, 2023 compared to $276 million ($196 million on pool policies with aggregate loss limits and $80 million on pool policies without aggregate loss limits) at December 31, 2022. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $265 million and $226 million as of March 31, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q1 2023 | 45

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2023 and 2022.

Revenues

	Three Months Ended March 31,
(in millions)	2023	2022	% Change
Net premiums written	$230.2	$242.7	(5)

Net premiums earned	$242.0	$255.2	(5)
Investment income, net of expenses	49.2	38.3	28
Net gains (losses) on investments and other financial instruments	(7.7)	(0.8)	N/M
Other revenue	0.4	1.9	N/M
Total revenues (1)	$284.0	$294.6	(4)
(1) May not foot due to rounding
Net premiums written and earned
Comparative quarterly results
Premiums earned for the three months ended March 31, 2023 were $242.0 million, compared with $255.2 million, for the same period last year. Net premiums written for three months ended March 31, 2023 were $230.2 million, compared with $242.7 million, for the same comparable period last year.

The decrease in premiums written and earned for the three months ended March 31, 2023, compared with the prior year period is primarily due to an increase in ceded premiums.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three months ended March 31, 2023 and March 31, 2022.

Premium Yield

		Three Months Ended March 31,
(in basis points)		2023	2022
In force portfolio yield	(1)	38.7	40.0
Premium refunds		(0.1)	(0.2)
Accelerated earnings on single premium policies		0.3	1.7
Total direct premium yield		38.9	41.5
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(6.0)	(4.6)
Net premium yield		32.9	36.9
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps for the three months ended March 31, 2023 compared to 0.3 bps for the three months ended March 31, 2022.

Changes in the net premium yield for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, an in force book with lower risk characteristics, lower required capital, the availability of reinsurance, and certain policies undergoing premium rate resets on their ten-year anniversaries.

MGIC Investment Corporation - Q1 2023 | 46

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

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we are currently experiencing. As a result, lower levels of ceded losses incurred result in less benefit from ceded losses incurred and a higher profit commission; higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our QSR Transactions for each of the three months ended March 31, 2023 and March 31, 2022.

Quota Share Reinsurance

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Ceded premiums written and earned, net of profit commission	$29,877	$22,378
% of direct premiums written	11%	8%
% of direct premiums earned	10%	8%
Profit commission	$31,711	$38,980
Ceding commissions	$12,318	$12,272
Ceded losses incurred	$4,681	$(1,985)

Mortgage insurance portfolio:
Ceded RIF (Dollars in millions)
2015 QSR	$—	$785
2019 QSR	—	1,398
2020 QSR	3,747	4,522
2021 QSR	6,669	7,288
2022 QSR	4,952	1,364
2023 QSR	439	—
Credit Union QSR	2,316	1,723
Total ceded RIF	$18,123	$17,080

Ceded premiums written, and earned net of profit commission decreased in the three months ended March 31, 2023 when compared with the prior year primarily due to a decrease in the profit commission, which increases ceded premiums written and earned. The decrease in profit commission was driven by the increase in losses incurred.

MGIC Investment Corporation - Q1 2023 | 47

We terminated our 2015 and 2019 QSR Transactions effective December 31, 2022.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	Three Months Ended March 31,
	2023	2022
NIW subject to QSR Transactions	86.4%	87.5%
New Risk Written subject to QSR Transactions	92.5%	93.1%
IIF subject to QSR Transactions	69.3%	73.6%
RIF subject to QSR Transactions	74.2%	79.8%
The decrease in IIF and RIF subject to quota share reinsurance increased for the three months ended March 31, 2023 compared to March 31, 2022, primarily due to the termination of our 2015 and 2019 QSR Transactions at December 31, 2022.

As of March 31, 2023, the weighted average coverage percentage of our QSR transactions was 32% based on RIF.

Excess of loss reinsurance
We have Excess-of-loss transactions (“XOL Transactions”) with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transaction”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

The 2022 Traditional XOL Transaction provides $142.6 million of reinsurance coverage on eligible NIW in 2022. The 2022 Traditional XOL Transaction has contractual termination date after approximately ten years, with an optional termination date after seven years and quarterly thereafter. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans. The reinsurance premiums ceded to the 2022 Traditional XOL Transaction are based off the remaining reinsurance coverage levels.

The Home Re Transactions are executed with unaffiliated special purpose entities (“Home Re Entities”) through the issuance of insurance linked notes (“ILNs”). As of March 31, 2023 our Home Re Transactions provided $1.5 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through December 31, 2021; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

As discussed in our risk factor titled "The Company may be adversely impacted by the transition from LIBOR as a reference rate," the ICE Benchmark Administration, the administrator of LIBOR, will cease publishing all USD LIBOR tenors on June 30, 2023. As of March 31, 2023 the premiums under most of our Home Re Transactions from 2018-2021 reference the one-month LIBOR rate. These Home Re Transactions will be transitioned to SOFR when the one-month LIBOR rate is no longer published.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions as of March 31, 2023, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
Home Re 2018-1	2.25%	6.50%	12.46%	21.65%	$—
Home Re 2019-1	2.50%	6.75%	15.47%	33.03%	—
Home Re 2020-1	3.00%	7.50%	6.55%	8.76%	—
Home Re 2021-1	2.25%	6.50%	3.46%	7.58%	156,392
Home Re 2021-2	2.10%	6.50%	2.69%	7.31%	274,862
Home Re 2022-1	2.75%	6.75%	3.00%	7.37%	453,460
2022 Traditional XOL	2.60%	7.10%	2.64%	7.22%	137,937
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer

We ceded premiums on our XOL Transactions were $16.9 million for the three months ended March 31, 2023, and $11.8 million for the three months ended March 31, 2022. The increase, when compared to the prior period, is primarily due to the addition of premiums ceded on our 2022 Traditional XOL and Home Re 2022-1 in the first quarter of 2023.

MGIC Investment Corporation - Q1 2023 | 48

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

Investment income
Comparative quarterly results
Net investment income in the three months ended March 31, 2023 was $49.2 million, compared with $38.3 million, in the prior year. Net investment income was impacted by higher average investment yields, partially offset by a decrease in the investment portfolio.

Losses and expenses

	Three Months Ended March 31,
(In millions)	2023	2022	% Change
Losses incurred, net	$6.4	$(19.3)	133
Amortization of deferred policy acquisition costs	2.5	2.7	(7)
Other underwriting and operating expenses, net	70.1	54.7	28
Loss on debt extinguishment	—	22.1	N/M
Interest expense	9.4	14.9	(37)
Total losses and expenses	$88.4	$75.1	18

Losses incurred, net
As discussed in “Critical Accounting Estimates” in our 2022 10-K MD&A, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

For information on how pandemics and other natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of March 31, 2023 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.
Comparative quarterly results
Losses incurred, net for the first quarter of 2023 were $6.4 million, an increase of $25.8 million compared to the first quarter of 2022 losses incurred, net of $(19.3) million. For the three months ended March 31, 2023, new delinquency notices added approximately $47.2 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $40.8 million. For the three months ended March 31, 2022, new delinquency notices added approximately $36.3 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $55.7 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate

MGIC Investment Corporation - Q1 2023 | 49

on previously received delinquencies. Home price appreciation experienced in recent years has allowed borrowers to cure their delinquencies through the sale of their property.

Composition of losses incurred
	Three Months Ended March 31,
(in millions)	2023	2022
Current year / New notices	$47.2	$36.3
Prior year reserve development	(40.8)	(55.7)
Losses incurred, net	$6.4	$(19.3)

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio was 2.7% for the three months ended March 31, 2023, compared with (7.6)%, in the prior year. The increase in the loss ratio for the three months ended March 31, 2023 compared to the respective prior year period was primarily due to the increase in losses incurred discussed above.

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three months ended and as of:
March 31, 2023
Policy Year	New Notices for the Three Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	843	2,247	19
2005-2008	2,700	7,647	20
2009-2015	700	1,762	12
2016	492	1,080	10
2017	628	1,547	10
2018	786	1,855	10
2019	787	1,659	9
2020	1,267	2,355	7
2021	2,056	3,366	5
2022	1,038	1,239	4
2023	—	—	0
Total	11,297	24,757	13
Claim rate on new notices (1)	8%

March 31, 2022
Policy Year	New Notices for the Three Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	1,002	2,745	19
2005-2008	3,127	10,171	19
2009-2015	860	2,886	13
2016	555	1,724	12
2017	719	2,419	12
2018	815	2,844	12
2019	862	2,790	11
2020	1,315	3,079	8
2021	1,448	1,804	4
2022	—	—	0
Total	10,703	30,462	14
Claim rate on new notices (1)	8%

(1) Claim rate is the respective quarter to date weighted average rate and is rounded to the nearest whole percent.

MGIC Investment Corporation - Q1 2023 | 50

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

The majority of loans insured prior to 2009 (which represent 40% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2023	37,412	28,227	75.4%	42
Q4 2022	38,903	28,492	73.2%	41
Q3 2022	37,625	23,461	62.4%	46
Q2 2022	44,106	27,374	62.1%	41
Q1 2022	38,009	27,662	72.8%	45

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

Delinquency inventory - number of payments delinquent
	March 31, 2023	December 31, 2022	March 31, 2022
3 payments or less	10,453	11,484	9,586
4-11 payments	8,016	8,026	8,803
12 payments or more (1)	6,288	6,877	12,073
Total	24,757	26,387	30,462

3 payments or less	42%	44%	31%
4-11 payments	33%	30%	29%
12 payments or more	25%	26%	40%
Total	100%	100%	100%
(1)Approximately 32%, 28%, and 16% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended March 31, 2023 were consistent with the same period in the prior year. Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

MGIC Investment Corporation - Q1 2023 | 51

The following table presents our net losses and LAE paid for the three months ended March 31, 2023 and 2022.

Net losses and LAE paid
	Three Months Ended March 31,
(In millions)	2023	2022
Total primary (excluding settlements)	$9	$9
Pool	—	—
Direct losses paid	9	9
Reinsurance	—	—
Net losses paid	9	9
LAE	1	2
Net losses and LAE paid	$10	$11

Average Claim Paid	$28,227	$27,662
The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at March 31, 2023, December 31, 2022 and March 31, 2022 for the top 5 jurisdictions (based on the March 31, 2023 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	March 31, 2023	December 31, 2022	March 31, 2022
Florida	$60,334	$59,515	$56,088
Texas	54,718	53,364	51,212
Illinois	42,325	41,640	40,997
Pennsylvania	42,418	40,993	39,719
New York	75,952	74,760	74,374
All other jurisdictions	53,480	51,693	50,968
All jurisdictions	$54,032	$52,511	$51,423

The primary average RIF on all loans was $65,314, $64,784, and $60,945 at March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Loss reserves
The gross reserves at March 31, 2023, December 31, 2022, and March 31, 2022 appear in the table below.

Gross reserves
	March 31, 2023		December 31, 2022		March 31, 2022
Primary:
Direct case loss reserves (in millions)	$498		$498		$766
Direct IBNR and LAE reserves	57		56		79
Total primary direct loss reserves	$555		$554		$845

Ending delinquent inventory		24,757		26,387		30,462
Percentage of loans delinquent (delinquency rate)		2.12%		2.22%		2.61%
Average total primary loss reserves per delinquency		$22,423		$20,994		$27,538
Primary claims received inventory included in ending delinquent inventory		296		267		217

Other gross reserves (1) (in millions)	$4		$4		$6
(1)Other Gross Reserves includes direct and assumed reserves that are not included within our primary loss reserves.

MGIC Investment Corporation - Q1 2023 | 52

The primary delinquency inventory for the top 15 jurisdictions (based on March 31, 2023 delinquency inventory) at March 31, 2023, December 31, 2022 and March 31, 2022 appears in the following table.

Primary delinquency inventory by jurisdiction
	March 31, 2023	December 31, 2022	March 31, 2022
Florida *	2,125	2,414	2,576
Texas	1,852	1,935	2,314
Illinois *	1,575	1,640	1,929
Pennsylvania *	1,442	1,525	1,579
New York *	1,350	1,399	1,586
California	1,335	1,336	1,617
Ohio *	1,235	1,322	1,373
Michigan	936	965	1,041
Georgia	915	954	1,167
New Jersey *	784	841	1,056
Maryland	678	719	893
North Carolina	654	753	881
Indiana	604	622	680
Minnesota	551	573	712
Wisconsin	515	542	620
All other jurisdictions	8,206	8,847	10,438
Total	24,757	26,387	30,462
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at March 31, 2023, December 31, 2022 and March 31, 2022 appears in the following table.

Primary delinquency inventory by policy year
	March 31, 2023	December 31, 2022	March 31, 2022
Policy year:
2004 and prior	2,247	2,471	2,745
2004 and prior %	9%	9%	9%
2005	1,365	1,438	1,644
2006	2,201	2,388	2,763
2007	3,333	3,680	4,607
2008	748	811	1,157
2005 - 2008%	31%	32%	33%
2009	55	51	75
2010	33	31	57
2011	30	43	68
2012	68	72	111
2013	195	243	394
2014	560	633	894
2015	821	944	1,287
2009 - 2015%	7%	8%	10%
2016	1,080	1,249	1,724
2017	1,547	1,719	2,419
2018	1,855	2,060	2,844
2019	1,659	1,823	2,790
2020	2,355	2,558	3,079
2021	3,366	3,307	1,804
2022	1,239	866	—
2023	—	—	—
2016 and later %	53%	51%	48%

Total	24,757	26,387	30,462

MGIC Investment Corporation - Q1 2023 | 53

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2023, 60% of our primary RIF was written subsequent to December 31, 2020, 81% of our primary RIF was written subsequent to December 31, 2019, and 86% of our primary RIF was written subsequent to December 31, 2018.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended March 31, 2023 and 2022, were $70.1 million and $54.7 million, respectively. Underwriting and other expenses, net increased during the three months ended March 31, 2023 compared with the same period in the prior year primarily due to an increase in pension expenses as a result of settlement accounting charges as a result of lump sum settlements and an increase in performance based employee compensation. We will incur additional settlement accounting charges during the remainder of 2023, however, the magnitude and timing is uncertain.

	Three Months Ended March 31,
	2023	2022
Underwriting expense ratio	31.1%	23.0%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio in the three months ended March 31, 2023 increased compared with the same period in the prior year primarily due to an increase in underwriting expenses and a decrease in net premiums written.

Loss on debt extinguishment
For the three months ended March 31, 2022, we recorded a loss on debt extinguishment of $22.1 million, related to the repurchase of a portion our 9% Debenture, and the repayment of the outstanding principal balance of the FHLB Advance. We did not repurchase any of our outstanding debt obligations in 2023.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended March 31,
(In millions, except rate)	2023	2022
Income before tax	$195.6	$219.4
Provision for income taxes	$41.1	$44.4
Effective tax rate	21.0%	20.2%

Our effective tax rate for the three months ended March 31, 2023 and 2022 approximated the statutory tax rate of 21%.

MGIC Investment Corporation - Q1 2023 | 54

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2022.

Consolidated balance sheets - Assets

(in thousands)	March 31, 2023	December 31, 2022	% Change
Investments	$5,579,426	$5,424,688	3
Cash and cash equivalents	358,214	327,384	9
Premiums receivable	57,375	58,000	(1)
Reinsurance recoverable on loss reserves	32,761	28,240	16
Reinsurance recoverable on paid losses	145	18,081	(99)
Deferred incomes taxes, net	100,174	124,769	(20)
Other assets	224,193	232,631	(4)
Total Assets	$6,352,288	$6,213,793	2

Investments - Our investments increased to $5.6 billion as of March 31, 2023 from $5.4 billion as of December 31, 2022. The increase is primarily due to an improvement in the unrealized loss on our investment portfolio in the first quarter of 2023.

The average duration and investment yield of our investment portfolio as of March 31, 2023 and December 31, 2022 are shown in the table below.

Portfolio duration and embedded investment yield
	March 31, 2023	December 31, 2022
Duration (in years)	4.1	4.3
Pre-tax yield (1)	3.2%	3.0%
After-tax yield (1)	2.6%	2.5%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of March 31, 2023 and December 31, 2022 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
March 31, 2023	20%	29%	33%	18%
December 31, 2022	18%	28%	34%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.

Cash and cash equivalents - Our cash and cash equivalents balance increased to $358.2 million as of March 31, 2023, from $327.4 million as of December 31, 2022, as net cash generated from operating activities was only partially offset by cash used in investing and financing activities.

Reinsurance recoverable on paid losses - Reinsurance recoverable on paid losses decreased to $0.1 million at March 31, 2023, from $18.1 million at December 31, 2022. At December 31, 2022 the reinsurance recoverable on paid losses is primarily due from the losses recoverable from reinsurers at time of termination of the 2015 and 2019 QSR Transactions. In a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers.

Income Taxes - Our current income tax liability was $34.2 million at March 31, 2023 and is included as a component of other liabilities in our consolidated balance sheets. Our current income tax receivable was $5.3 million at December 31, 2022 and is included as a component of other assets in our consolidated balance sheets. The increase in our current income tax liability was primarily due to our first quarter estimated income tax payment not being due until the second quarter of 2023. Our deferred tax asset was $100.2 million and $124.8 million at March 31, 2023 and December 31, 2022, respectively. The change in our deferred income tax asset was primarily due to the tax effect of unrealized gains generated by the investment portfolio during the first three months of 2023. We owned $661.7 million of tax and loss bonds at March 31, 2023 and December 31, 2022.

MGIC Investment Corporation - Q1 2023 | 55

Consolidated balance sheets - Liabilities and equity

(in thousands)	March 31, 2023	December 31, 2022	% Change
Loss reserves	$558,515	$557,988	—
Unearned premiums	183,467	195,289	(6)
Long-term debt	663,178	662,810	—
Other liabilities	169,484	154,966	9
Total Liabilities	$1,574,644	$1,571,053	—
Common stock	371,353	371,353	—
Paid-in capital	1,791,609	1,798,842	—
Treasury stock	(1,119,048)	(1,050,238)	7
Accumulated other comprehensive income (loss), net of tax	(395,499)	(481,511)	18
Retained earnings	4,129,229	4,004,294	3
Shareholders’ equity	$4,777,644	$4,642,740	3

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves remained flat at $558.5 million as of March 31, 2023, from $558.0 million as of December 31, 2022 as loss reserves established on new notices and IBNR delinquencies were offset by favorable development on prior year delinquencies. Reinsurance recoverables on loss reserves were $32.8 million and $28.2 million as of March 31, 2023 and December 31, 2022, respectively.

Unearned premiums - Our unearned premium decreased to $183.5 million as of March 31, 2023 from $195.3 million as of December 31, 2022 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Shareholder’s equity - The increase in shareholders’ equity represents an improvement in the unrealized loss on our investments portfolio and net income, partially offset by repurchases of our common stock and dividends paid in the first three months of 2023.

MGIC Investment Corporation - Q1 2023 | 56

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

Summary of consolidated cash flows
	Three Months Ended March 31,
(In thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$212,286	$228,011
Investing activities	(65,181)	349,440
Financing activities	(113,446)	(392,512)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$33,659	$184,939
Net cash provided by operating activities for the three months ended March 31, 2023 decreased when compared with the same period of 2022 primarily due to an increase in losses paid, net of the reinsurance recoverable on paid losses.

We also have purchase obligations totaling approximately $21.6 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $16.7 million for our purchase obligations.

Net cash used in investing activities for the three months ended March 31, 2023 primarily reflects purchases of fixed income and equity securities during the period that exceeded sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment. Net cash provided by investing activities for the three months ended March 31, 2022 primarily reflects sales and maturities of fixed income and equity securities during the period that exceeded purchases as proceeds were used in financing activities.

Net cash used in financing activities for the three months ended March 31, 2023 primarily reflects repurchases of our common stock, dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement. Net cash used in financing activities for the three months ended March 31, 2022 primarily reflects repayment of our FHLB Advance, repurchases of our common stock, the repurchase of a portion of our 9% Debentures and dividends to shareholders.
Capitalization
Debt - holding company
As of March 31, 2023, our holding company’s debt obligations were $671.1 million in aggregate principal amount consisting of our 5.25% Notes and 9% Debentures.

Liquidity analysis - holding company
As of March 31, 2023, we had approximately $582.0 million in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, repurchase debt, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal sources of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the first three months of 2023, we paid $29.6 million in dividends to shareholders. On April 27, 2023, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.10 per share to shareholders of record on May 11, 2023, payable on May 25, 2023.

In the first three months of 2023, our holding company cash and investments decreased by $64.9 million. The net unrealized losses on our holding company investment portfolio were approximately $9.7 million at March 31, 2023 and the portfolio had a modified duration of approximately 0.8 years.

MGIC Investment Corporation - Q1 2023 | 57

Significant cash and investments inflows at our holding company during the first three months:
•$42.8 million intercompany tax receipts, and
•$5.0 million of investment income.

Significant cash outflows at our holding company during the first three months:
•$76.2 million of net share repurchase transactions,
•$30.1 million of cash dividends paid to shareholders, and
•$17.1 million of interest payments on our 5.25% Notes.

MGIC did not pay dividends to our holding company in the three months ended March 31, 2023. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. In May, 2023, MGIC paid a $300 million dividend to our holding company.

In the first three months of 2023, we repurchased 5.8 million shares of our common stock using $77.8 million of holding company cash. As of March 31, 2023 we had remaining authorization to repurchase $36.1 million of our common stock through the end of 2023 under a share repurchase program approved by our Board of Directors in October 2021. In April 2023, we repurchased an additional 1.7 million shares totaling $24.4 million under the remaining authorization. Also in April 2023, our board of directors approved a share repurchase program, authorizing us to repurchase an additional $500 million of common stock at any time prior to July 1, 2025.

Scheduled debt maturities beyond the next twelve months include $650.0 million of our 5.25% Notes in 2028, and $21.1 million of our 9% Debentures in 2063. Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option under the terms of their issuance, in which case our corresponding obligation will be eliminated.

See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the conversion terms of our 9% Debentures and the terms of our indebtedness, including our option to defer interest on our 9% Debentures. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes and debentures.

Over the next twelve months the principal demand on our holding company resources will be interest payments on our 5.25% Notes and 9% Debentures approximating $36.0 million and dividends to shareholders. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

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

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at March 31, 2023. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of March 31, 2023, MGIC’s Available Assets under the PMIERs totaled approximately $5.9 billion, an excess of approximately $2.4 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.3 billion of capital credit under the PMIERs as of March 31, 2023. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

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

MGIC Investment Corporation - Q1 2023 | 58

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	March 31, 2023	December 31, 2022
RIF - net (1)	55,687	$56,292
Statutory policyholders’ surplus	988	921
Statutory contingency reserve	4,732	4,597
Statutory policyholders’ position	$5,720	$5,518
Risk-to-capital	9.7:1	10.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at March 31, 2023 and $1.4 billion December 31, 2022) for which loss reserves have been established.

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

MGIC Investment Corporation - Q1 2023 | 59

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section E, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2023, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2023 | 60

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

Item 1 A. Risk Factors
With the exception of the changes described and set forth below, there have been no material changes in our Risk Factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
Changes in the business practices of Fannie Mae and Freddie Mac's ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our new insurance written ("NIW") is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business. In 2022 the GSEs each published Equitable Housing Finance Plans. Updated Plans were subsequently published by each GSE in April 2023. The Plans seek to advance equity in housing finance over a three year period and include potential changes to the GSEs’ business practices and policies. Specifically relating to mortgage insurance, (1) Fannie Mae’s Plan includes the creation of special purchase credit program(s) ("SPCPs") targeted to historically underserved borrowers with a goal of lowering costs for such borrowers through lower than standard mortgage insurance requirements; and (2) Freddie Mac’s Plan includes plans to work with mortgage insurers to look for ways to lower mortgage costs, the creation of SPCPs targeted to historically underserved borrowers, and the planned purchase of loans originated through lender-created SPCPs. To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, including more broadly than through SPCPs, such changes may negatively impact the mortgage insurance industry.

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

MGIC Investment Corporation - Q1 2023 | 61

•The extent to which the GSEs intervene in mortgage insurers’ claims paying practices, rescission practices or rescission settlement practices with lenders.
•The maximum loan limits of the GSEs compared to those of the Federal Housing Administration ("FHA") and other investors.
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
We have in place QSR and XOL reinsurance transactions providing various amounts of coverage on 85% of our risk in force as of March 31, 2023. Refer to Part 1, Note 4 – “Reinsurance” and Part 1, Item 2 “Consolidated Results of Operations – Reinsurance Transactions” of our Quarterly Report on Form 10-Q, for more information about coverage under our reinsurance transactions. The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the capital that we are required to hold to support the risk and they allow us to earn higher returns on our business than we would without them. However, reinsurance may not always be available to us or available on similar terms, the reinsurance transactions subject us to counterparty credit risk, and the GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. Our access to reinsurance may be disrupted and the terms under which we are able to obtain reinsurance may be less attractive than in the past due to volatility stemming from circumstances such as higher interest rates, increased inflation, global events such as the Russia-Ukraine war, and other factors.

Most of our XOL transactions were entered into in capital market transactions with special purpose insurers that issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). In 2022, execution of transactions for XOL reinsurance through the ILN market was more challenging, with increased pricing, down-sized transactions, and generally fewer transactions executed by mortgage insurers. There were no XOL transactions through the ILN market during the first quarter of 2023. Additionally, in January 2023, the Securities Exchange Commission proposed a rule pursuant to Section 27B of the Securities Act of 1933, as amended, that if adopted as proposed may impact our ability to enter into future ILN transactions. If we are unable to obtain reinsurance for our insurance written, the capital required to support our insurance written will not be reduced as discussed above and our returns may decrease absent an increase in our premium rates. An increase in our premium rates may lead to a decrease in our NIW.

The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
Alternatives to private mortgage insurance include:
•investors using risk mitigation and credit risk transfer techniques other than private mortgage insurance, or accepting credit risk without credit enhancement,
•lenders and other investors holding mortgages in portfolio and self-insuring,
•lenders using FHA, U.S. Department of Veterans Affairs ("VA") and other government mortgage insurance programs, and
•lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ("LTV") ratio and a second mortgage with a 10%, 15% or 20% LTV ratio rather than a first mortgage with a 90%, 95% or 100% LTV ratio that has private mortgage insurance.
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

MGIC Investment Corporation - Q1 2023 | 62

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
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 26.7% in 2022, 24.7% in 2021, and 23.4% in 2020. Beginning in 2012, the FHA’s share has been as low as 23.4% (in 2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; changes to the GSEs' business practices; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. On February 22, 2023, the FHA announced a 30-basis point decrease in its mortgage insurance premium rates. This rate reduction will negatively impact our NIW; however, given the many factors that influence the FHA's market share, it is difficult to predict the extent of the impact. In addition, we cannot predict how the factors that affect the FHA's share of NIW will change in the future.
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

Risk Factors Relating to Our Business Generally
Actual or perceived instability in the financial services industry or non-performance by financial institutions or transactional counterparties could materially impact our business.
Limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry with which we do business, or concerns or rumors about the possibility of such events, have in the past and may in the future lead to market-wide liquidity problems. Such conditions may negatively impact our results and/or financial condition. While we are unable to predict the full impact of these conditions, they may lead to among other things: disruption to the mortgage market, delayed access to deposits or other financial assets; losses of deposits in excess of federally-insured levels; reduced access to, or increased costs associated with, funding sources and other credit arrangements adequate to finance our current or future operations; increased regulatory pressure; the inability of our counterparties and/or customers to meet their obligations to us; economic downturn; and rising unemployment levels. Refer to our risk factor titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns” for more information about the potential effects of a deterioration of economic conditions on our business.
We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, reinsurers, and our customers. Many of these transactions expose us to credit risk and losses in the event of a default by a counterparty or customer. Any such losses could have a material adverse effect on our financial condition and results of operations.

We are subject to the risk of legal proceedings.
Before paying an insurance claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. When reviewing the files, we may determine that we have the right to rescind coverage or deny a claim on the loan (both referred to herein as “rescissions”). In addition, our insurance policies generally provide that we can reduce a claim if the servicer did not comply with its obligations under our insurance policy (such reduction referred to as a “curtailment”). In recent years, an immaterial percentage of claims received have been resolved by rescissions. In the first quarter of 2023 and in 2022, curtailments reduced our average claim paid by approximately 8.5% and 6.3%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans, along with increased home prices, resulted in decreased claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments once foreclosure activity returns to a more typical level. Our loss reserving methodology incorporates our estimates of future rescissions, curtailments, and reversals of rescissions and curtailments. A variance between ultimate actual rescission, curtailment and reversal rates and our estimates, as a result of the outcome of litigation, settlements or other factors, could materially affect our losses.
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

MGIC Investment Corporation - Q1 2023 | 63

When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is possible that we will record an additional loss.
From time to time, we are involved in disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q1 2023 | 64

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended March 31, 2023.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
January 1, 2023	January 31, 2023	2,056,537	$13.44	2,056,537	$86,646,562
February 1 2023	February 28, 2023	1,537,642	13.97	1,537,642	65,165,804
March 1 2023	March 31, 2023	2,201,428	13.05	2,201,428	$36,440,296
		5,795,607	$13.43	5,795,607

(1)In October 2021, our Board of Directors authorized a share repurchase program under which as of March 31, 2023, we may repurchase up to an additional $36 million of our common stock through the end of 2023. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. In April 2023, our Board of Directors approved a share repurchase program, authorizing us to repurchase an additional $500 million of common stock at any time prior to July 1, 2025.

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2023 | 65

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 3, 2023.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2023 | 66