Form 10-Q
period 2023-06-30
MGIC INVESTMENT CORP
filed 2023-08-02
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 28, 2023, there were 282,320,501 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q2 2023 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

MGIC Investment Corporation - Q2 2023 | 3

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
Federal Home Loan Mortgage Corporation

/ G
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Government Sponsored Enterprise. Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

MGIC Investment Corporation - Q2 2023 | 4

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
IBNR Reserves
Loss reserves established on loans we estimate are delinquent, but for which the delinquency has not been reported to us

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance, as reported to us

ILN
Insurance-linked notes

/ L
LAE
Loss adjustment expenses, which include the costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

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

Loss ratio
The ratio, expressed as a percentage, of net losses incurred to net premiums earned

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

MGIC Investment Corporation - Q2 2023 | 5

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
TILA
Truth in Lending Act

Traditional XOL Transaction
Excess-of-loss reinsurance transaction with a group of unaffiliated reinsurers

2022 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW in 2022

2023 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW in 2023

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of the other underwriting and operating expenses, net, and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written

Underwriting profit
Net premiums earned minus losses incurred, net and other underwriting and operating expenses, net

MGIC Investment Corporation - Q2 2023 | 6

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q2 2023 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	June 30, 2023	December 31, 2022
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2023 - $6,056,298; 2022 - $5,926,785)		$5,603,038	$5,409,698
Equity securities, at fair value (cost 2023 - $15,972; 2022 - $15,924)		14,384	14,140
Other invested assets, at cost		850	850
Total investment portfolio		5,618,272	5,424,688
Cash and cash equivalents		310,720	327,384
Restricted cash and cash equivalents		6,004	5,529
Accrued investment income		55,166	55,178
Reinsurance recoverable on loss reserves	4	34,475	28,240
Reinsurance recoverable on paid losses	4	240	18,081
Premiums receivable		57,066	58,000
Home office and equipment, net		39,699	41,419
Deferred insurance policy acquisition costs		16,900	19,062
Deferred income taxes, net		110,782	124,769
Other assets		104,123	111,443
Total assets		$6,353,447	$6,213,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$530,681	$557,988
Unearned premiums		171,879	195,289
Senior notes	3	642,460	641,724
Convertible junior subordinated debentures	3	21,086	21,086
Other liabilities		143,079	154,966
Total liabilities		1,509,185	1,571,053
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2023 - 371,353; 2022 - 371,353; shares outstanding 2023 - 283,416; 2022 - 293,433)		371,353	371,353
Paid-in capital		1,799,444	1,798,842
Treasury stock at cost (shares 2023 - 87,937; 2022 - 77,920)		(1,192,783)	(1,050,238)
Accumulated other comprehensive income (loss), net of tax		(424,887)	(481,511)
Retained earnings		4,291,135	4,004,294
Total shareholders’ equity		4,844,262	4,642,740
Total liabilities and shareholders’ equity		$6,353,447	$6,213,793
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q2 2023 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2023	2022	2023	2022
Revenues:
Premiums written:
Direct		$273,079	$276,536	$547,326	$551,329
Assumed		3,017	2,055	5,768	4,086
Ceded	4	(44,872)	(34,270)	(91,678)	(68,429)
Net premiums written		231,224	244,321	461,416	486,986
Decrease in unearned premiums, net		11,587	11,376	23,410	23,951
Net premiums earned		242,811	255,697	484,826	510,937
Investment income, net of expenses		52,340	40,305	101,563	78,567
Net gains (losses) on investments and other financial instruments	7/8	(4,987)	(4,746)	(12,685)	(5,518)
Other revenue		511	1,860	936	3,746
Total revenues		290,675	293,116	574,640	587,732

Losses and expenses:
Losses incurred, net	11	(17,691)	(99,058)	(11,245)	(118,372)
Amortization of deferred policy acquisition costs		2,609	2,982	5,087	5,722
Other underwriting and operating expenses, net		53,998	53,449	124,061	108,181
Loss on debt extinguishment		—	6,391	—	28,498
Interest expense		9,377	13,461	18,751	28,373
Total losses and expenses		48,293	(22,775)	136,654	52,402
Income before tax		242,382	315,891	437,986	535,330
Provision for income tax		51,328	66,623	92,385	111,049
Net income		$191,054	$249,268	$345,601	$424,281

Earnings per share:
Basic	6	$0.67	$0.81	$1.20	$1.36
Diluted	6	$0.66	$0.80	$1.19	$1.34

Weighted average common shares outstanding - basic	6	285,906	308,840	288,434	312,388
Weighted average common shares outstanding - diluted	6	289,566	313,545	292,125	319,012

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2023 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2023	2022	2023	2022
Net income		$191,054	$249,268	$345,601	$424,281
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	(30,234)	(175,380)	50,425	(446,318)
Benefit plan adjustments		846	490	6,199	883
Other comprehensive income (loss), net of tax		(29,388)	(174,890)	56,624	(445,435)
Comprehensive income (loss)		$161,666	$74,378	$402,225	$(21,154)

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2023 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2023	2022	2023	2022
Common stock
Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,791,609	1,783,611	1,798,842	1,794,906
Reissuance of treasury stock, net under share-based compensation plans		—	—	(16,912)	(17,867)
Equity compensation		7,835	7,769	17,514	14,341
Balance, end of period		1,799,444	1,791,380	1,799,444	1,791,380

Treasury stock
Balance, beginning of period		(1,119,048)	(793,696)	(1,050,238)	(675,265)
Reissuance of treasury stock, net under share-based compensation plans		—	—	9,713	9,179
Repurchase of common stock	12	(73,735)	(94,263)	(152,258)	(221,873)
Balance, end of period		(1,192,783)	(887,959)	(1,192,783)	(887,959)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(395,499)	(150,848)	(481,511)	119,697
Other comprehensive income (loss), net of tax	9	(29,388)	(174,890)	56,624	(445,435)
Balance, end of period		(424,887)	(325,738)	(424,887)	(325,738)

Retained earnings
Balance, beginning of period		4,129,229	3,399,935	4,004,294	3,250,691
Net income		191,054	249,268	345,601	424,281
Cash dividends	12	(29,148)	(25,220)	(58,760)	(50,989)
Balance, end of period		4,291,135	3,623,983	4,291,135	3,623,983

Total shareholders’ equity		$4,844,262	$4,573,019	$4,844,262	$4,573,019

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2023 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$345,601	$424,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,372	29,523
Deferred tax expense (benefit)	(1,065)	3,378
Equity compensation	17,514	14,341	(1)
Loss on debt extinguishment	—	28,498
Net (gains) losses on investments and other financial instruments	12,685	5,518
Change in certain assets and liabilities:
Accrued investment income	12	267
Reinsurance recoverable on loss reserves	(6,235)	12,947
Reinsurance recoverable on paid losses	17,841	35,965
Premium receivable	934	(1,007)
Deferred insurance policy acquisition costs	2,162	668
Profit commission receivable	6,226	(3,054)
Loss reserves	(27,307)	(156,344)
Unearned premiums	(23,410)	(23,951)
Return premium accrual	(2,300)	(4,500)
Current income taxes	7,846	22,831
Other, net	(12,928)	(27,682)	(1)
Net cash provided by (used in) operating activities	356,948	361,679

Cash flows from investing activities:
Purchases of investments	(830,773)	(375,754)
Proceeds from sales of investments	269,728	266,374
Proceeds from maturity of fixed income securities	404,546	401,112
Proceeds from sale of equipment	142	—
Additions to property and equipment	(671)	(2,146)
Net cash provided by (used in) investing activities	(157,028)	289,586

Cash flows from financing activities:
Purchase of convertible junior subordinated debentures	—	(74,865)
Repayment of FHLB Advance	—	(155,000)
Cash portion of loss on debt extinguishment	—	(28,498)
Repurchase of common stock	(150,192)	(219,073)
Dividends paid	(58,718)	(50,838)
Payment of withholding taxes related to share-based compensation net share settlement	(7,199)	(8,688)
Net cash provided by (used in) financing activities	(216,109)	(536,962)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(16,189)	114,303
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	332,913	304,958
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$316,724	$419,261
(1) Amounts have been reclassified to conform to the current year presentation
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2023 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of June 30, 2023, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q2 2023 | 13

Note 2. Significant Accounting Policies
Recent accounting and reporting developments
Accounting standards and laws and regulations effective in 2023, or early adopted, and relevant to our financial statements are described below:

Reference Rate Reform: ASU 2022-06
In March 2020, the FASB issued ASU 2020-04 to provide temporary optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. It provided optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, extending the election and application from March 12, 2020 through December 31, 2024 (originally December 31, 2022). Future elections of this standard will ease, if warranted, the requirements for accounting for the future effects of reference rate reform. We have evaluated the impact the discontinuance of LIBOR will have on our consolidated financial statements and have determined it will not have a material impact.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was enacted and signed into law in the United States. The IRA includes provisions for a 15% corporate minimum tax and a 1% excise tax on net stock repurchases. Both of these taxes are effective in 2023. We do not expect these tax provisions to have a material impact on our consolidated financial results, including our annual estimated effective tax rate. The amount of the excise tax on the repurchase of corporate stock was immaterial for the six months ended June 30, 2023.

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of June 30, 2023 and December 31, 2022 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In thousands)		June 30, 2023	December 31, 2022
5.25% Notes, due August 2028 (par value: $650 million)		$642,460	$641,724
9% Debentures, due April 2063 (1)		21,086	21,086
Long-term debt, carrying value		$663,546	$662,810
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

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information pertaining to our debt obligations. As of June 30, 2023 we are in compliance with all of our debt covenants.

Interest payments
Interest payments for the six months ended June 30, 2023 and 2022 were $18.0 million and $29.2 million, respectively.

MGIC Investment Corporation - Q2 2023 | 14

Note 4. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) transactions and excess-of-loss (“XOL”) transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2023	2022	2023	2022
Premiums earned:
Direct		$284,636	$287,846	$570,670	$575,119
Assumed		3,047	2,121	5,834	4,247
Ceded - quota share reinsurance (1)		(27,442)	(14,995)	(57,319)	(37,373)
Ceded - excess-of-loss reinsurance		(17,430)	(19,275)	(34,359)	(31,056)
Total ceded		(44,872)	(34,270)	(91,678)	(68,429)
Net premiums earned		$242,811	$255,697	$484,826	$510,937

Losses incurred:
Direct		$(15,706)	$(109,334)	$(4,583)	$(130,426)
Assumed		(31)	(154)	(27)	(361)
Ceded - quota share reinsurance		(1,954)	10,430	(6,635)	12,415
Losses incurred, net		$(17,691)	$(99,058)	$(11,245)	$(118,372)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$34,809	$48,814	$66,520	$87,794
Ceding commission on quota share reinsurance		12,450	12,762	24,768	25,034
(1)Ceded premiums earned are shown net of profit commission.

Quota share reinsurance
We have entered into QSR Transactions with panels of third-party reinsurers to cede a fixed quota share percentage of premiums earned and received and losses incurred on insurance covered by the transactions. We receive the benefit of a ceding commission equal to 20% of premiums ceded before profit commission. We also receive the benefit of a profit commission through a reduction of premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at annual loss ratios higher than we have experienced on our QSR Transactions.

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

MGIC Investment Corporation - Q2 2023 | 15

We can elect to terminate the QSR Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than 90% (80% for the Credit Union QSR Transaction) of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

Table 4.3 provides additional details regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 4.2 to the percentage shown in table 4.3.

Quota Share Reinsurance
Table	4.3

Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR	2020	June 30, 2023	July 1, 2023	10.5% or 8%
2020 QSR and 2021 QSR	2020	June 30, 2023	July 1, 2023	14.5% or 12%
2020 QSR and 2021 QSR	2021	December 31, 2023	July 1, 2023	14.5% or 12%
2021 QSR and 2022 QSR	2021	December 31, 2023	July 1, 2023	10.5% or 8%
2021 QSR and 2022 QSR	2022	December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024	July 1, 2023	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2024	12.5% or 10%
2023 QSR	2023	December 31, 2025	July 1, 2024	8% or 7%
(1) We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.
Under the terms of our QSR Transactions, ceded premiums earned, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums earned due, after deducting the related ceding commission and profit commission, is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $34.5 million as of June 30, 2023 and $28.2 million as of December 31, 2022. The reinsurance recoverable balance is secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

Excess of loss reinsurance
We have XOL Transactions with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transactions”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

We have entered into Traditional XOL Transactions with panels of third-party reinsurers. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans.

We can elect to terminate our Traditional XOL Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period. The reinsurance premiums ceded to the Traditional XOL Transactions are based off the remaining reinsurance coverage levels. The reinsured coverage levels are secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our Traditional XOL Transactions has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor’s Rating Services, A.M. Best, Moody’s, or a combination of the three.

The Home Re Transactions are executed with unaffiliated special purpose insurers (“Home Re Entities”). For the reinsurance coverage periods, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. Subject to certain conditions, the reinsurance coverage decreases as the underlying covered mortgages amortize or are repaid, or mortgage insurance losses are paid.

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

MGIC Investment Corporation - Q2 2023 | 16

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of June 30, 2023, a "Trigger Event" has occurred on our Home Re 2019-1 ILN transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction. A "Trigger Event" has also occurred on the Home Re 2022-1 ILN transactions because the target level of credit enhancement on the most senior tranche has not been met.

Table 4.4a provides a summary of our XOL Transactions as of June 30, 2023.

Excess of Loss Reinsurance
Table 4.4a
($ in thousands)	Issue Date	Policy In force Dates	Optional Call Date (1)	Legal Maturity	Initial First Layer Retention	Initial Excess of Loss Reinsurance Coverage
2023 Traditional XOL (2)	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years	TBD	TBD
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years	$82,523	$142,642
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years	325,589	473,575
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years	190,159	398,429
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years	211,159	398,848
Home Re 2020-1, Ltd.	October 29, 2020	January 1, 2020 - July 31, 2020	October 25, 2027	10 years	275,283	412,917
Home Re 2019-1, Ltd.	May 25, 2019	January 1, 2018 - March 31, 2019	May 25, 2026	10 years	185,730	315,739
Home Re 2018-1, Ltd.	October 30, 2018	July 1, 2016 - December 31, 2017	October 25, 2025	10 years	168,691	318,636
(1) We have the right to terminate the Home Re Transactions under certain circumstances, including an optional call feature that provides us the right to terminate if the outstanding principal balance of the related insurance-linked notes falls below 10% of the initial principal balance of the related insurance-linked notes, and on any payment date on or after the respective Optional Call Date. We can elect early termination of the Traditional XOL Transactions beginning on this date, and quarterly thereafter.
(2) The 2023 Traditional XOL Transaction provides up to $116 million of reinsurance coverage on eligible NIW in 2023.

Table 4.4b provides a summary of the remaining first layer retention and remaining excess of loss reinsurance coverage on our XOL Transactions as of June 30, 2023 and December 31, 2022.

Table 4.4b	Remaining First Layer Retention		Remaining Excess of Loss Reinsurance Coverage
($ in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
2022 Traditional XOL	$82,490	$82,517	$142,642	$142,642
Home Re 2022-1, Ltd.	325,317	325,576	473,575	473,575
Home Re 2021-2, Ltd.	189,894	190,097	299,100	352,084
Home Re 2021-1, Ltd.	210,961	211,102	229,325	277,053
Home Re 2020-1, Ltd.	274,978	275,051	72,127	113,247
Home Re 2019-1, Ltd.	183,000	183,540	208,146	208,146
Home Re 2018-1, Ltd.	164,572	164,849	102,557	140,993

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded on the Home Re Transactions will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 and Home Re 2022-1 Transactions reference SOFR. The remaining Home Re Transactions referenced one-month LIBOR, and transitioned to SOFR when the one-month LIBOR rate was no longer published. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at June 30, 2023 and December 31, 2022, were not material to our consolidated balance sheet and the changes in fair value during the three and six months ended June 30, 2023 and June 30,

MGIC Investment Corporation - Q2 2023 | 17

2022 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of June 30, 2023, and December 31, 2022, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.5 presents the total assets of the Home Re Entities as of June 30, 2023 and December 31, 2022.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		June 30, 2023	December 31, 2022

Home Re 2022-1 Ltd.		$473,575	$473,575
Home Re 2021-2 Ltd.		308,063	357,340
Home Re 2021-1 Ltd.		236,095	285,039
Home Re 2020-1 Ltd.		77,216	119,159
Home Re 2019-1 Ltd.		208,146	208,146
Home Re 2018-1 Ltd.		107,815	146,822

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

MGIC Investment Corporation - Q2 2023 | 18

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

When the insured disputes our right to rescind coverage or curtail claims, we generally engage in discussions in an attempt to settle the dispute. If we are unable to reach a settlement, the outcome of a dispute ultimately may be determined by legal proceedings. Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is possible that we will record an additional loss.

From time to time, we are involved in disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.

MGIC Investment Corporation - Q2 2023 | 19

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)		2023	2022	2023	2022
Basic earnings per share:
Net income		$191,054	$249,268	$345,601	$424,281
Weighted average common shares outstanding - basic		285,906	308,840	288,434	312,388
Basic earnings per share		$0.67	$0.81	$1.20	$1.36

Diluted earnings per share:
Net income		$191,054	$249,268	$345,601	$424,281
Interest expense, net of tax (1):
9% Debentures		375	719	750	2,231
Diluted income available to common shareholders		$191,429	$249,987	$346,351	$426,512

Weighted average common shares outstanding - basic		285,906	308,840	288,434	312,388
Effect of dilutive securities:
Unvested RSUs		2,016	1,613	2,047	1,821
9% Debentures		1,644	3,092	1,644	4,803
Weighted average common shares outstanding - diluted		289,566	313,545	292,125	319,012
Diluted earnings per share		$0.66	$0.80	$1.19	$1.34
(1) Interest expense has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q2 2023 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at June 30, 2023 and December 31, 2022 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of June 30, 2023
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$185,239	$8	$(8,871)	$176,376
Obligations of U.S. states and political subdivisions		2,208,970	3,996	(214,788)	1,998,178
Corporate debt securities		2,542,461	1,040	(178,099)	2,365,402
ABS		127,142	3	(5,191)	121,954
RMBS		260,147	7	(23,583)	236,571
CMBS		301,682	42	(22,152)	279,572
CLOs		335,380	6	(4,935)	330,451
Foreign government debt		4,486	—	(743)	3,743
Commercial paper		90,791	1	(1)	90,791
Total fixed income securities (1)		$6,056,298	$5,103	$(458,363)	$5,603,038

Details of fixed income securities by category as of December 31, 2022
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$145,581	$2	$(9,683)	$135,900
Obligations of U.S. states and political subdivisions		2,400,261	4,866	(256,073)	2,149,054
Corporate debt securities		2,416,475	1,043	(196,377)	2,221,141
ABS		126,723	5	(6,041)	120,687
RMBS		223,743	10	(25,744)	198,009
CMBS		257,785	22	(20,591)	237,216
CLOs		337,656	5	(7,829)	329,832
Foreign government debt		4,486	—	(699)	3,787
Commercial paper		14,075	—	(3)	14,072
Total fixed income securities (1)		$5,926,785	$5,953	$(523,040)	$5,409,698
(1)Includes Short-Term Fixed Income Securities of $172.8 million and $67.0 million at June 30, 2023 and December 31, 2022, respectively.

We had $11.9 million and $11.8 million of investments at fair value on deposit with various states as of June 30, 2023 and December 31, 2022, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $146.3 million and $128.4 million at June 30, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q2 2023 | 21

The amortized cost and fair values of fixed income securities at June 30, 2023, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		June 30, 2023
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$689,833	$680,414
Due after one year through five years		1,544,694	1,465,881
Due after five years through ten years		1,697,804	1,550,754
Due after ten years		1,099,616	937,441
		5,031,947	4,634,490

ABS		127,142	121,954
RMBS		260,147	236,571
CMBS		301,682	279,572
CLOs		335,380	330,451
Total		$6,056,298	$5,603,038

Equity securities
The cost and fair value of investments in equity securities at June 30, 2023 and December 31, 2022 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of June 30, 2023
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,972	$1	$(1,589)	$14,384

Details of equity security investments as of December 31, 2022
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,924	$—	$(1,784)	$14,140

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale and equity securities are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2023	2022	2023	2022

Fixed income securities
Gains on sales		107	987	166	5,121
Losses on sales		(6,415)	(1,093)	(10,548)	(5,750)
Equity securities gains (losses)
Market adjustment		(164)	(729)	196	(1,734)
Change in embedded derivative on Home Re Transactions		1,497	(3,949)	(2,479)	(3,216)
Other
Gains (losses) on sales		(6)	37	—	48
Market adjustment		(6)	1	(20)	13
Net gains (losses) on investments and other financial instruments		(4,987)	(4,746)	(12,685)	(5,518)

Proceeds from sales of fixed income securities		236,777	46,730	268,958	263,554
Proceeds from sales of equity securities		—	—	—	—

MGIC Investment Corporation - Q2 2023 | 22

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of June 30, 2023
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$76,161	$(1,394)	$93,067	$(7,477)	$169,228	$(8,871)
Obligations of U.S. states and political subdivisions		586,294	(10,085)	1,077,509	(204,703)	1,663,803	(214,788)
Corporate debt securities		754,768	(15,548)	1,639,146	(162,551)	2,393,914	(178,099)
ABS		47,890	(622)	74,887	(4,569)	122,777	(5,191)
RMBS		70,138	(1,082)	182,408	(22,501)	252,546	(23,583)
CMBS		37,158	(818)	243,457	(21,334)	280,615	(22,152)
CLOs		3,977	(23)	324,562	(4,912)	328,539	(4,935)
Foreign government debt		—	—	3,743	(743)	3,743	(743)
Commercial paper		—	—	1,999	(1)	1,999	(1)
Total		$1,576,386	$(29,572)	$3,640,778	$(428,791)	$5,217,164	$(458,363)

Unrealized loss aging for securities by type and length of time as of December 31, 2022
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$67,531	$(3,583)	$76,246	$(6,100)	$143,777	$(9,683)
Obligations of U.S. states and political subdivisions		1,344,272	(157,903)	360,956	(98,170)	1,705,228	(256,073)
Corporate debt securities		1,488,255	(109,976)	758,732	(86,401)	2,246,987	(196,377)
ABS		53,201	(1,008)	67,073	(5,033)	120,274	(6,041)
RMBS		77,563	(8,572)	136,179	(17,172)	213,742	(25,744)
CMBS		166,973	(12,951)	70,792	(7,640)	237,765	(20,591)
CLOs		213,461	(4,644)	114,459	(3,185)	327,920	(7,829)
Foreign government debt		—	—	3,787	(699)	3,787	(699)
Commercial paper		—	—	3,816	(3)	3,816	(3)
Total		$3,411,256	$(298,637)	$1,592,040	$(224,403)	$5,003,296	$(523,040)

There were 1,223 and 1,226 securities in an unrealized loss position at June 30, 2023 and December 31, 2022, respectively. Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2023 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at June 30, 2023 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q2 2023 | 23

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

MGIC Investment Corporation - Q2 2023 | 24

Assets measured at fair value, by hierarchy level, as of June 30, 2023 and December 31, 2022 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of June 30, 2023
Table	8.1a
(In thousands)		Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$176,376		$96,805	$79,571
Obligations of U.S. states and political subdivisions		1,998,178		—	1,998,178
Corporate debt securities		2,365,402		—	2,365,402
ABS		121,954		—	121,954
RMBS		236,571		—	236,571
CMBS		279,572		—	279,572
CLOs		330,451		—	330,451
Foreign government debt		3,743		—	3,743
Commercial paper		90,791		—	90,791
Total fixed income securities		5,603,038		96,805	5,506,233
Equity securities		14,384		14,384	—
Cash equivalents		313,229	(1)	296,783	16,446
Total		$5,930,651		$407,972	$5,522,679

Assets carried at fair value by hierarchy level as of December 31, 2022
Table	8.1b
(In thousands)		Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$135,900		$116,897	$19,003
Obligations of U.S. states and political subdivisions		2,149,054		—	2,149,054
Corporate debt securities		2,221,141		—	2,221,141
ABS		120,687		—	120,687
RMBS		198,009		—	198,009
CMBS		237,216		—	237,216
CLOs		329,832		—	329,832
Foreign government debt		3,787		—	3,787
Commercial paper		14,072		—	14,072
Total fixed income securities		5,409,698		116,897	5,292,801
Equity securities		14,140		14,140	—
Cash equivalents		328,756	(1)	324,129	4,627
Total		$5,752,594		$455,166	$5,297,428
(1) Includes restricted cash equivalents
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At June 30, 2023 and December 31, 2022, the fair value of the embedded derivatives was an asset of less than $0.1 million and $2.5 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

MGIC Investment Corporation - Q2 2023 | 25

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the six months ended June 30, 2023 and 2022, purchases of real estate acquired were $0.1 million and $1.5 million, respectively. For the six months ended June 30, 2023, and 2022, sales of real estate acquired were $1.2 million and $2.4 million, respectively.

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2023 and December 31, 2022.

Financial assets and liabilities not measured at fair value
Table	8.2
		June 30, 2023		December 31, 2022
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$850	$850

Financial liabilities
5.25% Senior Notes		642,460	614,725	641,724	600,938
9% Convertible Junior Subordinated Debentures		21,086	29,297	21,086	28,085
Total financial liabilities		$663,546	$644,022	$662,810	$629,023

MGIC Investment Corporation - Q2 2023 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2023	2022	2023	2022
Net unrealized investment (losses) gains arising during the period		$(38,270)	$(222,000)	$63,829	$(564,960)
Total income tax benefit (expense)		8,036	46,620	(13,404)	118,642
Net of taxes		(30,234)	(175,380)	50,425	(446,318)

Net changes in benefit plan assets and obligations		1,071	620	7,847	1,118
Total income tax benefit (expense)		(225)	(130)	(1,648)	(235)
Net of taxes		846	490	6,199	883

Total other comprehensive income (loss)		$(37,199)	(221,380)	71,676	(563,842)
Total income tax benefit (expense)		7,811	46,490	(15,052)	118,407
Total other comprehensive income (loss), net of tax		$(29,388)	$(174,890)	$56,624	$(445,435)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2023	2022	2023	2022
Reclassification adjustment for net realized (losses) gains(1)		$(5,771)	$(2,433)	$(9,935)	$2,408
Income tax benefit (expense)		1,212	511	2,086	(506)
Net of taxes		(4,559)	(1,922)	(7,849)	1,902

Reclassification adjustment related to benefit plan assets and obligations (2)		(1,071)	(620)	(10,003)	(1,118)
Income tax benefit (expense)		225	130	2,101	235
Net of taxes		(846)	(490)	(7,902)	(883)

Total reclassifications		(6,842)	(3,053)	(19,938)	1,290
Income tax benefit (expense)		1,437	641	4,187	(271)
Total reclassifications, net of tax		$(5,405)	$(2,412)	$(15,751)	$1,019
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the six months ended June 30, 2023, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Six Months Ended June 30, 2023
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2022, net of tax		$(408,496)	$(73,015)	$(481,511)
Other comprehensive income (loss) before reclassifications		42,576	(1,703)	40,873
Less: Amounts reclassified from AOCI		(7,849)	(7,902)	(15,751)
Balance, June 30, 2023, net of tax		$(358,071)	$(66,816)	$(424,887)

MGIC Investment Corporation - Q2 2023 | 27

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2023 and 2022.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2023	2022	2023	2022
Company service cost		$—	$1,869	$362	$306
Interest cost		3,299	2,848	418	171
Expected return on plan assets		(3,425)	(4,864)	(2,054)	(2,626)
Amortization of:
Net actuarial losses (gains)		530	1,349	(11)	(798)
Prior service cost (credit)		86	(53)	466	122
Cost of settlements and curtailments		1,000	—	—	—
Net periodic benefit cost (benefit)		$1,490	$1,149	$(819)	$(2,825)

Components of net periodic benefit cost
Table	10.2
		Six Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2023	2022	2023	2022
Company service cost		$—	$3,626	$748	$654
Interest cost		6,981	5,725	816	348
Expected return on plan assets		(7,006)	(9,816)	(4,117)	(5,251)
Amortization of:
Net actuarial losses (gains)		1,127	2,532	(75)	(1,552)
Prior service cost (credit)		172	(106)	931	244
Cost of settlements and curtailments		8,847	—	—	—
Net periodic benefit cost (benefit)		$10,121	$1,961	$(1,697)	$(5,557)

Effective January 1, 2023, the defined benefit pension plan and supplemental executive retirement plan are frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants in these plans are fully vested in their benefits.

MGIC Investment Corporation - Q2 2023 | 28

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2023, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $9 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $15 million.

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

Losses incurred on delinquencies that occurred in the current year increased for the six months ended June 30, 2023, compared to the same period last year. The increase is primarily due to an increase in estimated severity on current year delinquencies.

For the six months ended June 30, 2023 and June 30, 2022 we experienced favorable loss development of $100.7 million and $186.6 million, respectively, on previously received delinquencies. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation - Q2 2023 | 29

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years. Foreclosure moratoriums and forbearance plans in place have increased the average time it takes to receive a claim.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2023 and 2022.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Six Months Ended June 30,
(In thousands)		2023	2022
Reserve at beginning of period		$557,988	$883,522
Less reinsurance recoverable		28,240	66,905
Net reserve at beginning of period		529,748	816,617

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		89,465	68,210
Prior years (1)		(100,710)	(186,582)
Total losses incurred		(11,245)	(118,372)

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		25	116
Prior years		22,272	24,909
Total losses paid		22,297	25,025
Net reserve at end of period		496,206	673,220
Plus reinsurance recoverable		34,475	53,958
Reserve at end of period		$530,681	$727,178
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The prior year loss reserve development for the six months ended June 30, 2023 and 2022 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Six Months Ended June 30,
(In thousands)		2023	2022
Increase (decrease) in estimated claim rate on primary defaults		$(99,148)	$(186,163)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(1,562)	(419)
Total prior year loss development (1)		$(100,710)	$(186,582)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q2 2023 | 30

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and six months ended June 30, 2023 and 2022 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Delinquency inventory at beginning of period		24,757	30,462	26,387	33,290
New notices		10,580	9,396	21,877	20,099
Cures		(11,156)	(12,677)	(23,763)	(25,877)
Paid claims		(348)	(319)	(659)	(641)
Rescissions and denials		(10)	(7)	(19)	(16)
Delinquency inventory at end of period		23,823	26,855	23,823	26,855

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		June 30, 2023	December 31, 2022	June 30, 2022
3 months or less		7,663	8,820	6,791
4-11 months		8,070	8,217	7,946
12 months or more (1)		8,090	9,350	12,118
Total		23,823	26,387	26,855
3 months or less		32%	33%	25%
4-11 months		34%	31%	30%
12 months or more		34%	36%	45%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		291	267	254
(1)Approximately 41%, 36%, and 29% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $23.2 million and $25.5 million at June 30, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q2 2023 | 31

Note 12. Shareholders’ Equity
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the first six months of 2023, we repurchased 10.8 million shares at an average cost of $14.04 per share, which included commissions. In 2022, we repurchased approximately 27.8 million shares of our common stock, at an average cost of $13.89 per share, which included commissions. At June 30, 2023, we had $463 million remaining under a $500 million share repurchase program approved by our Board of Directors in 2023 that expires on July 1, 2025. In July 2023, we repurchased an additional 1.1 million shares totaling $18.5 million under the remaining authorization.

Cash dividends
In the first and second quarters of 2023, we paid quarterly cash dividends of $0.10 per share which totaled $58.8 million. On July 27, 2023, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.115 per share to shareholders of record on August 10, 2023, payable on August 24, 2023.

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

Restricted stock unit grants
Table	13.1
			Six months ended June 30,
			2023		2022
			RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		(1)	949	$14.17	848	$15.46
RSUs subject only to service conditions			354	14.17	316	15.46
Non-employee director RSUs			106	14.17	104	15.32
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest up to 200%.

MGIC Investment Corporation - Q2 2023 | 32

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

At June 30, 2023, MGIC’s risk-to-capital ratio was 9.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements without penalty.

Dividend restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we will notify the OCI to ensure it does not object. In May 2023, MGIC paid a $300 million dividend to MGIC Investment Corporation.

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

Statutory Financial Information
The statutory net income, policyholders’ surplus, and contingency loss reserves of our insurance subsidiaries, including MGIC, are shown in table 14.1.

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Six Months Ended June 30,
(In thousands)	2023	2022
Statutory net income	$135,182	$252,345
Statutory policyholders' surplus	778,893	1,072,481
Contingency loss reserves	4,936,541	4,397,971

MGIC Investment Corporation - Q2 2023 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter of 2023. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q2 2023 | 34

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data, unaudited)	2023	2022	% Change	2023	2022	% Change
Selected statement of operations data
Net premiums earned	$242.8	$255.7	(5)	$484.8	$510.9	(5)
Investment income, net of expenses	52.3	40.3	30	101.6	78.6	29
Losses incurred, net	(17.7)	(99.1)	(82)	(11.2)	(118.4)	(91)
Other underwriting and operating expenses, net	54.0	53.4	1	124.1	108.2	15
Loss on debt extinguishment	—	6.4	N/M	—	28.5	N/M
Income before tax	242.4	315.9	(23)	438.0	535.3	(18)
Provision for income taxes	51.3	66.6	(23)	92.4	111.0	(17)
Net income	191.1	249.3	(23)	345.6	424.3	(19)
Diluted income per share	$0.66	$0.80	(18)	$1.19	$1.34	(11)

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$248.7	$322.4	(23)	$448.4	$564.4	(21)
Adjusted net operating income	196.0	254.4	(23)	353.8	447.3	(21)
Adjusted net operating income per diluted share	$0.68	$0.81	(16)	$1.21	$1.41	(14)
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of second quarter 2023 results
Comparative quarterly results
We recorded second quarter 2023 net income of $191.1 million, or $0.66 per diluted share. Net income decreased by $58.2 million from net income of $249.3 million, or $0.80 per diluted share, in the prior year. The decrease is primarily due to increases in losses incurred and a decrease in net premiums earned. This was partially offset by an increase in investment income, net of expenses, a decrease in loss on debt extinguishment, and a decrease in the provision for income taxes. Diluted income per share decreased primarily due to a decrease in net income, partially offset by a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the second quarter 2023 was $196.0 million (Q2 2022: $254.4 million) and adjusted net operating income per diluted share was $0.68 (Q2 2022: $0.81). The decrease in 2023 adjusted net operating income compared to 2022 primarily reflects a decrease in a net income. The decrease in 2023 adjusted net operating income per diluted share compared to 2022 primarily reflects a decrease in adjusted net operating income, partially offset by a decrease in the number of diluted weighted shares outstanding.

Premiums earned for the three months ended June 30, 2023, were $242.8 million, compared with $255.7 million, for the same period last year. The decrease in premiums earned compared with the prior year is primarily due to an increase in ceded premiums that was the result of a decrease in the profit commission.

Net investment income in the three months ended June 30, 2023, was $52.3 million, compared with $40.3 million, in the prior year. The increase in net investment income was due to an increase of 80 basis points in the average investment yields.

Losses incurred, net for the second quarter of 2023 were $(17.7) million, compared with $(99.1) million for the same period last year. While new delinquency notices added approximately $42.2 million for the three months ended June 30, 2023, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $59.9 million. For the three months ended June 30, 2022, new delinquency notices added approximately $31.8 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $130.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

We did not repurchase any of our outstanding debt obligations in the second quarter of 2023. For the three months ended June 30, 2022, we recorded a loss on debt extinguishment of $6.4 million, related to the repurchase of a portion our 9% Debentures at costs that were in excess of their carrying value.

The decrease in our provision for income taxes in the second quarter of 2023 as compared to the same period in the prior year was primarily due to a decrease in income before tax.

MGIC Investment Corporation - Q2 2023 | 35

Comparative year to date results
We recorded net income of $345.6 million, or $1.19 per diluted share. Net income decreased by $78.7 million, from net income of $424.3 million, or $1.34 per diluted share, in the prior year. The decrease is primarily due to increases in losses incurred and other underwriting and operating expenses, and a decrease in net premiums earned. This was partially offset by an increase in investment income, net of expenses, a decrease in loss on debt extinguishment, and a decrease in our provision for income taxes. Diluted income per share decreased primarily due to a decrease in net income, partially offset by a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the six months ended June 30, 2023, was $353.8 million (2022: $447.3 million) and adjusted net operating income per diluted share was $1.21 (2022: $1.41). The decrease in 2023 adjusted net operating income compared to 2022 primarily reflects a decrease in net income. The decrease in 2023 adjusted net operating income per diluted share compared to 2022 primarily reflects a decrease in adjusted net operating income, partially offset by a decrease in the number of diluted weighted shares outstanding.

Premiums earned for the six months ended June 30, 2023, were $484.8 million, compared with $510.9 million, for the same period last year. The decrease in premiums earned compared with the prior year is primarily due to an increase in ceded premiums that was the result of a decrease in the profit commission.

Net investment income in the six months ended June 30, 2023, was $101.6 million, compared with $78.6 million, in the prior year. The increase in net investment income was due to an increase of 80 bps in the average investment yields.

Losses incurred, net for the six months ended June 30, 2023 were $(11.2) million, compared with losses incurred of $(118.4) million for the prior year. While new delinquency notices added $89.5 million to losses incurred, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of $100.7 million. In the first six months of 2022, new delinquency notices added approximately $68.2 million to losses incurred, offset by re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of $186.6 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Underwriting and other expenses, net for the six months ended June 30, 2023, and 2022, were $124.1 million and $108.2 million, respectively. Underwriting and other expenses, net increased during the first half of 2023, compared with the same period in the prior year primarily due to an increase in pension expenses as a result of settlement accounting charges, an increase in performance based employee compensation, and an increase in postretirement benefit expenses, partially offset by a decrease in expenses related to professional and consulting services.

We did not repurchased any of our outstanding debt obligations in the first half 2023. For the six months ended June 30, 2022, we recorded a loss on debt extinguishment of $28.5 million, related to the repurchase of a portion our 9% Debentures in excess of their carrying value and a repayment fee on the repayment of the FHLB Advance.

The decrease in our provision for income taxes in the first half of 2023 as compared to the same period in the prior year was primarily due to a decrease in income before tax.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2023, MGIC can pay $92 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the six months ended June 30, 2023, and 2022, we made dividend payments to the holding company of $300 million and $400 million, respectively. Future dividend payments to the holding company will continue to be determined in consultation with the board.
Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the six months ended June 30, 2023, we repurchased 10.8 million shares of common stock, using approximately $150.9 million of holding company resources. As of June 30, 2023, we had $463 million of authorization remaining to repurchase our common stock through July 1, 2025 under a $500 million share repurchase program approved by our Board of Directors in April of 2023. As of June 30, 2023, we had approximately 283 million shares of common stock outstanding. We repurchased 15.7 million shares during the six months ended June 30, 2022, using approximately $222 million of holding company resources.

Dividends to shareholders
In the first and second quarters of 2023, we paid quarterly cash dividends of $0.10 per share which totaled $58.8 million. On July 27, 2023, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.115 per share to shareholders of record on August 10, 2023, payable on August 24, 2023.

MGIC Investment Corporation - Q2 2023 | 36

GSEs
We must comply with a GSE’s PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our interpretation of the PMIERs as of June 30, 2023, MGIC’s Available Assets totaled $5.8 billion, or $2.3 billion in excess of its Minimum Required Assets.

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

è	The PMIERS may be changed in response to the final regulatory capital framework for the GSEs which was published in February 2022.
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
Our reinsurance transactions enable us to earn higher returns on our Minimum Required Assets than we would without them because they generally reduce the Minimum Required Assets, we must hold under PMIERs. However, reinsurance may not always be available to us; or available on similar terms, and our reinsurance subjects us to counterparty credit risk. Our access to reinsurance may be disrupted and the terms under which we are able to obtain reinsurance may be less attractive than in the past due to volatility stemming from circumstances such as higher interest rates, increased inflation, global events such as the Russia-Ukraine war, and other factors. Since 2022, execution of transactions for XOL reinsurance through the ILN market has been more challenging, with increased pricing, transactions being down-sized, and generally fewer transactions being executed by mortgage insurers.

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

For additional information about the business practices of the GSEs, see our Risk Factor titled “Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

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

MGIC Investment Corporation - Q2 2023 | 37

At June 30, 2023, MGIC’s risk-to-capital ratio was 9.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.

The NAIC previously announced plans to revise the minimum capital and surplus requirements for mortgage insurers that are provided for in its Mortgage Guaranty Insurance Model Act. In 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers. Subsequent drafts and a final version released in May 2023 did not include changes to the capital requirements of the existing Model Act. In July 2023, the NAIC working group voted to adopt the version of the Model Act released in May 2023, with some additional changes, but no changes to the capital requirements. It is expected that the full NAIC will adopt the revised Model Act sometime during 2023, but it is uncertain when the revised Model Act will be adopted in any jurisdiction and whether any changes will be made by state legislatures prior to such adoption.
Factors affecting our results
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions, such as rising interest rates, home prices, housing demand, level of employment, inflation, pandemics, restrictions and costs on mortgage credit, and other factors. For additional information on how our business may be impacted see our Risk Factor titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.”

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

MGIC Investment Corporation - Q2 2023 | 38

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” in our 2022 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Prior to the COVID-19 pandemic, the level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year. The state of the economy, local housing markets and various other factors, including pandemics, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

•The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

•The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•The size of loans insured, with higher average loan amounts on delinquent loans tending to increase incurred losses.

•The percentage of coverage on insured loans, with deeper average coverage on delinquent loans tending to increase incurred losses.

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

MGIC Investment Corporation - Q2 2023 | 39

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

MGIC Investment Corporation - Q2 2023 | 40

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

MGIC Investment Corporation - Q2 2023 | 41

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended June 30,
	2023				2022
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$242,382	51,328	$191,054		$315,891	66,623	$249,268
Adjustments:
Loss on debt extinguishment	—	—	—		6,391	1,342	5,049
Net realized investment (gains) losses	6,314	1,326	4,988		69	14	55
Adjusted pre-tax operating income / Adjusted net operating income	$248,696	$52,654	$196,042		$322,351	$67,979	$254,372

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			289,566				313,545

Net income per diluted share			$0.66				$0.80
Loss on debt extinguishment			—				0.02
Net realized investment (gains) losses			0.02				—
Adjusted net operating income per diluted share			$0.68				$0.81	(1)
(1) Does not foot due to rounding.

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Six Months Ended June 30,
	2023				2022
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$437,986	$92,385	$345,601		$535,330	$111,049	$424,281
Adjustments:
Loss on debt extinguishment	—	—	—		28,498	5,985	22,513
Net realized investment (gains) losses	10,382	2,180	8,202		581	122	459
Adjusted pre-tax operating income / Adjusted net operating income	$448,368	$94,565	$353,803		$564,409	$117,156	$447,253

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			292,125				319,012

Net income per diluted share			$1.19				$1.34
Loss on debt extinguishment			—				0.07
Net realized investment (gains) losses			0.03				—
Adjusted net operating income per diluted share			$1.21	(1)			$1.41
(1) Does not foot due to rounding.

MGIC Investment Corporation - Q2 2023 | 42

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

NIW for the second quarter of 2023 was $12.4 billion (Q2 2022: $24.3 billion) and for the six months ended was $20.6 billion (YTD: $43.9 billion). We expect the decrease is reflective of a smaller origination market and our market position in the current year compared with the same period in the prior year. For the remainder of the year, we expect a smaller origination market to drive a decrease in our NIW compared to 2022.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

The following tables present characteristics of our primary NIW for the three and six months ended June 30, 2023 and 2022.

Primary NIW by FICO score
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2023	2022	2023	2022
760 and greater	51.0%	41.2%	48.5%	42.1%
740 - 759	18.3%	19.3%	18.6%	19.2%
720 - 739	12.7%	15.3%	13.5%	14.9%
700 - 719	8.8%	11.1%	9.4%	10.9%
680 - 699	5.0%	7.5%	5.4%	7.4%
660 - 679	2.9%	3.6%	2.9%	3.4%
640 - 659	0.8%	1.2%	1.2%	1.3%
639 and less	0.5%	0.8%	0.5%	0.8%

Primary NIW by loan-to-value
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2023	2022	2023	2022
95.01% and above	11.4%	14.3%	11.8%	13.0%
90.01% to 95.00%	47.1%	47.7%	47.0%	49.6%
85.01% to 90.00%	30.4%	27.7%	30.0%	27.2%
80.01% to 85.00%	11.1%	10.3%	11.2%	10.2%

Primary NIW by debt-to-income ratio
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2023	2022	2023	2022
45.01% and above	23.6%	21.0%	23.3%	19.3%
38.01% to 45.00%	31.2%	32.1%	32.1%	31.9%
38.00% and below	45.2%	46.9%	44.6%	48.8%

Primary NIW by policy payment type
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2023	2022	2023	2022
Monthly premiums	97.0%	96.1%	96.7%	94.9%
Single premiums	3.0%	3.9%	3.3%	5.1%
Annual premiums	0.0%	0.0%	0.0%	0.0%

Primary NIW by type of mortgage
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2023	2022	2023	2022
Purchases	98.2%	98.2%	98.0%	96.4%
Refinances	1.8%	1.8%	2.0%	3.6%

MGIC Investment Corporation - Q2 2023 | 43

We consider a variety of loan characteristics when assessing the risk of a loan. The following tables provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, mortgages with borrowers having FICO scores below 680, including those with borrowers having FICO scores of 620-679, and mortgages with borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by number of attributes discussed above
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2023	2022	2023	2022
One	31.6%	32.7%	32.0%	30.7%
Two or more	3.7%	4.0%	3.8%	3.5%

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

Persistency
Our persistency was 83.5% at June 30, 2023 compared to 79.8% at December 31, 2022 and 71.5% at June 30, 2022. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

IIF and RIF
	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2023	2022	2023	2022
NIW	$12.4	$24.3	$20.6	$43.9
Cancellations	(12.3)	(14.8)	(23.4)	(31.5)
Increase (decrease) in primary IIF	$0.1	$9.5	$(2.8)	$12.4

Direct primary IIF as of June 30,	$292.5	$286.8	$292.5	$286.8
Direct primary RIF as of June 30,	$76.4	$73.6	$76.4	$73.6
Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of June 30, 2023, loans associated with modification programs accounted for 3.9% of our total RIF, compared to 4.2% at December 31, 2022. Loans associated with 87.9% of all our modifications were current as of June 30, 2023.

MGIC Investment Corporation - Q2 2023 | 44

The following table sets forth certain statistics associated with our primary IIF and RIF as of June 30, 2023:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.4	0.5%	$0.4	0.5%	7.2%	12.3%	—%	NM
2005-2008	10.7	3.7%	2.9	3.7%	6.9%	10.1%	—%	4.4%
2009-2015	5.3	1.8%	1.4	1.9%	4.3%	4.5%	—%	3.0%
2016	5.4	1.8%	1.4	1.9%	3.9%	2.9%	—%	11.2%
2017	7.1	2.4%	1.9	2.4%	4.3%	3.4%	—%	14.4%
2018	7.3	2.5%	1.9	2.5%	4.8%	4.0%	—%	14.7%
2019	15.7	5.4%	4.1	5.4%	4.1%	1.9%	1.6%	24.2%
2020	57.5	19.6%	14.7	19.2%	3.2%	0.9%	29.2%	50.3%
2021	94.1	32.2%	24.5	32.1%	3.1%	1.0%	29.4%	79.8%
2022	68.8	23.5%	18.2	23.9%	4.9%	0.8%	30.4%	92.7%
2023	19.2	6.6%	5.0	6.5%	6.2%	0.1%	26.9%	98.2%
Total	$292.5		$76.4
(1)May not foot due to rounding
(2)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $264 million ($189 million on pool policies with aggregate loss limits and $75 million on pool policies without aggregate loss limits) at June 30, 2023 compared to $276 million ($196 million on pool policies with aggregate loss limits and $80 million on pool policies without aggregate loss limits) at December 31, 2022. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $307 million and $226 million as of June 30, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q2 2023 | 45

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2023 and 2022.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Net premiums written	$231.2	$244.3	(5)	$461.4	$487.0	(5)

Net premiums earned	$242.8	$255.7	(5)	$484.8	$510.9	(5)
Investment income, net of expenses	52.3	40.3	30	101.6	78.6	29
Net gains (losses) on investments and other financial instruments	(5.0)	(4.7)	6	(12.7)	(5.5)	131
Other revenue	0.5	1.9	N/M	0.9	3.7	N/M
Total revenues (1)	$290.7	$293.1	(1)	$574.6	$587.7	(2)
(1) May not foot due to rounding
Net premiums written and earned
Comparative quarterly and year to date results
Premiums earned for the three and six months ended June 30, 2023 were $242.8 million and $484.8 million, respectively, compared with $255.7 million and $510.9 million, respectively, for the same periods last year. Net premiums written for three and six months ended June 30, 2023 were $231.2 million and $461.4 million, respectively, compared with $244.3 million and $487.0 million, respectively for the same comparable period last year.

The decrease in premiums written and earned for the three and six months ended June 30, 2023, compared with the prior year period is primarily due to an increase in ceded premiums that was the result of a decrease in the profit commission.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three and six months ended June 30, 2023 and June 30, 2022.

Premium Yield

		Three Months Ended June 30,		Six Months Ended June 30,
(in basis points)		2023	2022	2023	2022
In force portfolio yield	(1)	38.6	39.4	38.6	39.5
Premium refunds		(0.1)	0.2	(0.1)	—
Accelerated earnings on single premium policies		0.4	1.1	0.3	1.4
Total direct premium yield		38.9	40.7	38.8	40.9
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(5.7)	(4.5)	(5.8)	(4.5)
Net premium yield		33.2	36.2	33.0	36.4
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps for the six months ended June 30, 2023 compared to 0.3 bps for the six months ended June 30, 2022.

Changes in the net premium yield for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, an in force book with lower risk characteristics, lower required capital, the availability of reinsurance, and certain policies undergoing premium rate resets on their ten-year anniversaries.

MGIC Investment Corporation - Q2 2023 | 46

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

è	We cede a fixed percentage of premiums on insurance covered by the agreements.
è	We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we are currently experiencing. As a result, lower levels of ceded losses incurred result in less benefit from ceded losses incurred and a higher profit commission; higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).
è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our QSR Transactions for each of the three and six months ended June 30, 2023 and June 30, 2022.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022

Ceded premiums written and earned, net of profit commission	$27,442	$14,995	$57,319	$37,373
% of direct premiums written	10%	5%	10%	7%
% of direct premiums earned	10%	5%	10%	6%
Profit commission	$34,809	$48,814	$66,520	$87,794
Ceding commissions	$12,450	$12,762	$24,768	$25,034
Ceded losses incurred	$1,954	$(10,430)	$6,635	$(12,415)

Mortgage insurance portfolio:
Ceded RIF (Dollars in millions)
2015 QSR			$—	$694
2019 QSR			—	1,302
2020 QSR			3,605	4,311
2021 QSR			6,462	7,101
2022 QSR			4,853	3,019
2023 QSR			1,093	—
Credit Union QSR			2,446	1,941
Total ceded RIF			$18,459	$18,368

Ceded premiums written, and earned net of profit commission increased in the three and six months ended June 30, 2023 when compared with the prior year primarily due to a decrease in the profit commission, which increases ceded premiums written and earned. The decrease in profit commission was driven by the increase in losses incurred.

MGIC Investment Corporation - Q2 2023 | 47

We terminated our 2015 and 2019 QSR Transactions effective December 31, 2022.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NIW subject to QSR Transactions	87.5%	87.7%	87.0%	87.6%
New Risk Written subject to QSR Transactions	93.1%	93.3%	92.9%	93.2%
IIF subject to QSR Transactions	70.9%	75.5%	70.9%	75.5%
RIF subject to QSR Transactions	75.6%	81.4%	75.6%	81.4%

The decrease in IIF and RIF subject to quota share reinsurance for the three and six months ended June 30, 2023, compared to June 30, 2022, is primarily due to the termination of our 2015 and 2019 QSR Transactions at December 31, 2022.

As of June 30, 2023, the weighted average coverage percentage of our QSR transactions was 32% based on RIF.

Excess of loss reinsurance
We have Excess-of-loss transactions (“XOL Transactions”) with panels of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transaction”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

We have Traditional XOL Transactions with panels of third-party reinsurers. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans. The 2022 Traditional XOL Transaction provides $142.6 million of reinsurance coverage on eligible NIW in 2022. The 2023 Traditional XOL Transaction provides up to $116.0 million of reinsurance coverage on eligible NIW in 2023.

The Home Re Transactions are executed with unaffiliated special purpose entities (“Home Re Entities”) through the issuance of insurance linked notes (“ILNs”). As of June 30, 2023 our Home Re Transactions provided $1.4 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through December 31, 2021; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

As of June 30, 2023 the premiums under most of our Home Re Transactions from 2018 through 2021 reference the one-month LIBOR rate. The ICE Benchmark Administration, the administrator of LIBOR, ceased publishing all USD LIBOR tenors on June 30, 2023. These Home Re Transactions transitioned to SOFR when the one-month LIBOR rate was no longer published.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions, excluding the 2023 Traditional XOL which is still in its fill up period, as of June 30, 2023, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
Home Re 2018-1	2.25%	6.50%	13.34%	21.64%	$—
Home Re 2019-1	2.50%	6.75%	16.30%	34.81%	—
Home Re 2020-1	3.00%	7.50%	6.94%	8.76%	—
Home Re 2021-1	2.25%	6.50%	3.63%	7.58%	140,992
Home Re 2021-2	2.10%	6.50%	2.84%	7.31%	223,437
Home Re 2022-1	2.75%	6.75%	3.08%	7.56%	435,384
2022 Traditional XOL	2.60%	7.10%	2.70%	7.36%	137,493
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

Ceded premiums on our XOL Transactions were $17.4 million and $34.4 million, respectively, for the three and six months ended June 30, 2023, and $19.3 million and $31.1 million, respectively, for the three and six months ended June 30, 2022.

MGIC Investment Corporation - Q2 2023 | 48

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

Investment income
Comparative quarterly and year to date results
Net investment income in the three and six months ended June 30, 2023 was $52.3 million and $101.6 million, respectively, compared with $40.3 million and $78.6 million, in comparison to the corresponding periods in the prior year. The increase in net investment income was primarily due to an increase of 80 basis points in the average investment yields.

Losses and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Losses incurred, net	$(17.7)	$(99.1)	82	$(11.2)	$(118.4)	(91)
Amortization of deferred policy acquisition costs	2.6	3.0	(13)	5.1	5.7	(11)
Other underwriting and operating expenses, net	54.0	53.4	1	124.1	108.2	15
Loss on debt extinguishment	—	6.4	N/M	—	28.5	N/M
Interest expense	9.4	13.5	(30)	18.8	28.4	(34)
Total losses and expenses	$48.3	$(22.8)	(312)	$136.7	$52.4	161

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

For information on how pandemics and other natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of June 30, 2023 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

MGIC Investment Corporation - Q2 2023 | 49

Comparative quarterly results
Losses incurred, net for the second quarter of 2023 were $(17.7) million, an increase of $81.4 million compared to the second quarter of 2022 losses incurred, net of $(99.1) million. While new delinquency notices added approximately $42.2 million for the three months ended June 30, 2023, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $59.9 million. For the three months ended June 30, 2022, new delinquency notices added approximately $31.8 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $130.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Comparative year to date results
Losses incurred, net for the six months ended June 30, 2023 were $(11.2) million, an increase of $107.2 million compared with losses incurred of $(118.4) million. While new delinquency notices added approximately $89.5 million for the six months ended June 30, 2023, our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $100.7 million. For the six months ended June 30, 2022, new delinquency notices added approximately $68.2 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $186.6 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Composition of losses incurred
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Current year / New notices	$42.2	$31.8	$89.5	$68.2
Prior year reserve development	(59.9)	(130.9)	(100.7)	(186.6)
Losses incurred, net	$(17.7)	$(99.1)	$(11.2)	$(118.4)

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio was (7.3)% and (2.3)% for the three and six months ended June 30, 2023, compared with (38.7%) and (23.2%), respectively, for the corresponding periods in the prior year. The increase in the loss ratio for the three and six months ended June 30, 2023 compared to the respective prior year period was primarily due to the increase in losses incurred discussed above.

MGIC Investment Corporation - Q2 2023 | 50

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three and six months ended and as of:
June 30, 2023
Policy Year	New Notices for the Three Months Ended	New Notices for the Six Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	817	1,660	2,166	19
2005-2008	2,569	5,269	7,209	19
2009-2015	678	1,378	1,620	12
2016	403	895	955	10
2017	568	1,196	1,390	10
2018	714	1,500	1,717	9
2019	677	1,464	1,515	9
2020	1,085	2,352	2,137	7
2021	1,948	4,004	3,474	6
2022	1,079	2,117	1,614	4
2023	42	42	26	2
Total	10,580	21,877	23,823	12
Claim rate on new notices (1)	8%

June 30, 2022
Policy Year	New Notices for the Three Months Ended	New Notices for the Six Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	832	1,834	2,526	20
2005-2008	2,728	5,855	9,158	20
2009-2015	690	1,550	2,391	13
2016	475	1,030	1,450	12
2017	637	1,356	1,966	12
2018	738	1,553	2,314	11
2019	682	1,544	2,146	11
2020	1,113	2,428	2,643	8
2021	1,364	2,812	2,156	5
2022	137	137	105	2
Total	9,396	20,099	26,855	14
Claim rate on new notices (1)	8%

(1) Claim rate is the respective quarter to date weighted average rate and is rounded to the nearest whole percent.

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 11 - “Loss Reserves,” our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. An increase in third party property sales prior to claim settlement has resulted in a decrease in the average claim paid and the average claim paid as a percentage of exposure in recent years. At the start of the COVID-19 pandemic, the level of claims received decreased. Claim activity and the average claims paid as a percentage of exposure has not yet returned to pre-COVID-19 levels. The magnitude and timing of the increases are uncertain.

The majority of loans insured prior to 2009 (which represent 39% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim.

MGIC Investment Corporation - Q2 2023 | 51

Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2023	40,013	29,803	74.5%	43
Q1 2023	37,412	28,227	75.4%	42
Q4 2022	38,903	28,492	73.2%	41
Q3 2022	37,625	23,461	62.4%	46
Q2 2022	44,106	27,374	62.1%	41
Q1 2022	38,009	27,662	72.8%	45

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

Delinquency inventory - number of payments delinquent
	June 30, 2023	December 31, 2022	June 30, 2022
3 payments or less	10,694	11,484	9,198
4-11 payments	7,437	8,026	8,138
12 payments or more (1)	5,692	6,877	9,519
Total	23,823	26,387	26,855

3 payments or less	45%	44%	35%
4-11 payments	31%	30%	30%
12 payments or more	24%	26%	35%
Total	100%	100%	100%
(1)Approximately 34%, 28%, and 21% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and six months ended June 30, 2023 were consistent with the same period in the prior year. Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place, and it has not yet appreciably increased from those suppressed levels. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property. In addition, an increase in third party property sales prior to claim settlement, has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

MGIC Investment Corporation - Q2 2023 | 52

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2023 and 2022.

Net losses and LAE paid
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Total primary (excluding settlements)	$10	$9	$19	$18
Claims paying practices and NPL settlements	—	4	—	4
Direct losses paid	10	13	19	22
Reinsurance	—	(1)	—	(1)
Net losses paid	10	12	19	21
LAE	2	2	3	4
Net losses and LAE paid	$12	$14	$22	$25

Average Claim Paid	$29,803	$27,374	$29,059	$27,519
The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at June 30, 2023, December 31, 2022 and June 30, 2022 for the top 5 jurisdictions (based on the June 30, 2023 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	June 30, 2023	December 31, 2022	June 30, 2022
Florida	$60,930	$59,515	$56,308
Texas	56,151	53,364	50,900
Illinois	42,163	41,640	41,193
Pennsylvania	42,371	40,993	39,408
New York	75,897	74,760	74,784
All other jurisdictions	54,079	51,693	50,603
All jurisdictions	$54,591	$52,511	$51,197

The primary average RIF on all loans was $66,099, $64,784, and $62,735 at June 30, 2023, December 31, 2022, and June 30, 2022, respectively.

Loss reserves
The gross reserves at June 30, 2023, December 31, 2022, and June 30, 2022 appear in the table below.

Gross reserves
	June 30, 2023		December 31, 2022		June 30, 2022
Primary:
Direct case loss reserves (in millions)	$472		$498		$656
Direct IBNR and LAE reserves	55		56		66
Total primary direct loss reserves	$527		$554		$722

Ending delinquent inventory		23,823		26,387		26,855
Percentage of loans delinquent (delinquency rate)		2.05%		2.22%		2.28%
Average total primary loss reserves per delinquency		$22,123		$20,994		$26,890
Primary claims received inventory included in ending delinquent inventory		291		267		254

Other gross reserves (1) (in millions)	$4		$4		$5
(1)Other Gross Reserves includes direct and assumed reserves that are not included within our primary loss reserves.

MGIC Investment Corporation - Q2 2023 | 53

The primary delinquency inventory for the top 15 jurisdictions (based on June 30, 2023 delinquency inventory) at June 30, 2023, December 31, 2022 and June 30, 2022 appears in the following table.

Primary delinquency inventory by jurisdiction
	June 30, 2023	December 31, 2022	June 30, 2022
Florida *	1,940	2,414	2,155
Texas	1,808	1,935	2,004
Illinois *	1,483	1,640	1,756
Pennsylvania *	1,386	1,525	1,488
New York *	1,332	1,399	1,499
California	1,267	1,336	1,370
Ohio *	1,171	1,322	1,201
Michigan	990	965	932
Georgia	896	954	983
New Jersey *	736	841	916
Maryland	672	719	782
North Carolina	610	753	788
Indiana	599	622	612
Minnesota	530	573	600
Wisconsin	499	542	570
All other jurisdictions	7,904	8,847	9,199
Total	23,823	26,387	26,855
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at June 30, 2023, December 31, 2022 and June 30, 2022 appears in the following table.

Primary delinquency inventory by policy year
	June 30, 2023	December 31, 2022	June 30, 2022
Policy year:
2004 and prior	2,166	2,471	2,526
2004 and prior %	9%	9%	9%
2005	1,257	1,438	1,512
2006	2,117	2,388	2,504
2007	3,125	3,680	4,140
2008	710	811	1,002
2005 - 2008%	30%	32%	34%
2009	54	51	65
2010	32	31	47
2011	23	43	58
2012	65	72	89
2013	180	243	323
2014	498	633	751
2015	768	944	1,058
2009 - 2015%	7%	8%	9%
2016	955	1,249	1,450
2017	1,390	1,719	1,966
2018	1,717	2,060	2,314
2019	1,515	1,823	2,146
2020	2,137	2,558	2,643
2021	3,474	3,307	2,156
2022	1,614	866	105
2023	26	—	—
2016 and later %	54%	51%	48%

Total	23,823	26,387	26,855

MGIC Investment Corporation - Q2 2023 | 54

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2023, 63% of our primary RIF was written subsequent to December 31, 2020, 82% of our primary RIF was written subsequent to December 31, 2019, and 87% of our primary RIF was written subsequent to December 31, 2018.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and six months ended June 30, 2023, were $54.0 million and $124.1 million, respectively, compared with $53.4 million and $108.2 million, for the corresponding periods in the prior year. Underwriting and other expenses, net increased during the six months ended June 30, 2023 compared with the same period in the prior year primarily due to an increase in pension expenses as a result of settlement accounting charges, an increase in performance based employee compensation, and an increase in postretirement benefit expenses, offset partially by a decrease in expenses related to professional and consulting services. We will incur additional settlement accounting charges during the remainder of 2023; however, the magnitude and timing is uncertain.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Underwriting expense ratio	24.1%	22.4%	27.6%	22.7%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio for the three months ended June 30, 2023, increased compared with the same period in the prior year primarily due to a decrease in net premiums written. The underwriting expense ratio for the six months ended June 30, 2023 increased compared with the same period in the prior year primarily due to an increase in underwriting expenses and a decrease in net premiums written.

Loss on debt extinguishment
We have not repurchased any of our outstanding debt obligations in 2023. For the six months ended June 30, 2022, we recorded a loss on debt extinguishment of $27.2 million, related to the repurchase of a portion our 9% Debenture, at costs in excess of their carrying value and a prepayment fee of $1.3 million on the outstanding principal balance of the FHLB Advance.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except rate)	2023	2022	2023	2022
Income before tax	$242.4	$315.9	$438.0	$535.3
Provision for income taxes	$51.3	$66.6	$92.4	$111.0
Effective tax rate	21.2%	21.1%	21.1%	20.7%

Our effective tax rate for the three and six months ended June 30, 2023 and 2022 approximated the statutory tax rate of 21%.

MGIC Investment Corporation - Q2 2023 | 55

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2022.

Consolidated balance sheets - Assets

(in thousands)	June 30, 2023	December 31, 2022	% Change
Investments	$5,618,272	$5,424,688	4
Cash and cash equivalents	310,720	327,384	(5)
Premiums receivable	57,066	58,000	(2)
Reinsurance recoverable on loss reserves	34,475	28,240	22
Reinsurance recoverable on paid losses	240	18,081	(99)
Deferred incomes taxes, net	110,782	124,769	(11)
Other assets	221,892	232,631	(5)
Total Assets	$6,353,447	$6,213,793	2

Investments - Our investments increased to $5.6 billion as of June 30, 2023 from $5.4 billion as of December 31, 2022. The increase is primarily due to net investment purchases and an improvement in the unrealized loss on our investment portfolio in 2023.

The average duration and investment yield of our investment portfolio as of June 30, 2023 and December 31, 2022 are shown in the table below.

Portfolio duration and embedded investment yield
	June 30, 2023	December 31, 2022
Duration (in years)	4.2	4.3
Pre-tax yield (1)	3.4%	3.0%
After-tax yield (1)	2.8%	2.5%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of June 30, 2023 and December 31, 2022 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
June 30, 2023	21%	25%	35%	19%
December 31, 2022	18%	28%	34%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.

Cash and cash equivalents - Our cash and cash equivalents balance decreased to $310.7 million as of June 30, 2023, from $327.4 million as of December 31, 2022, as net cash generated from operating activities was offset by cash used in investing and financing activities.

Reinsurance recoverable on paid losses - Reinsurance recoverable on paid losses decreased to $0.2 million at June 30, 2023, from $18.1 million at December 31, 2022. At December 31, 2022 the reinsurance recoverable on paid losses is primarily composed of losses recoverable from reinsurers at the time of termination of the 2015 and 2019 QSR Transactions. In a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers.

Income Taxes - Our current income tax liability was $2.6 million at June 30, 2023 and is included as a component of other liabilities in our consolidated balance sheets. Our current income tax receivable was $5.3 million at December 31, 2022 and is included as a component of other assets in our consolidated balance sheets. Our deferred tax asset was $110.8 million and $124.8 million at June 30, 2023 and December 31, 2022, respectively. The change in our deferred income tax asset was primarily due to the tax effect of unrealized gains generated by the investment portfolio during the first six months of 2023. We owned $744.2 million and $661.7 million of tax and loss bonds at June 30, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q2 2023 | 56

Consolidated balance sheets - Liabilities and equity

(in thousands)	June 30, 2023	December 31, 2022	% Change
Loss reserves	$530,681	$557,988	(5)
Unearned premiums	171,879	195,289	(12)
Long-term debt	663,546	662,810	—
Other liabilities	143,079	154,966	(8)
Total Liabilities	$1,509,185	$1,571,053	(4)
Common stock	371,353	371,353	—
Paid-in capital	1,799,444	1,798,842	—
Treasury stock	(1,192,783)	(1,050,238)	14
Accumulated other comprehensive income (loss), net of tax	(424,887)	(481,511)	12
Retained earnings	4,291,135	4,004,294	7
Shareholders’ equity	$4,844,262	$4,642,740	4

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $530.7 million as of June 30, 2023, from $558.0 million as of December 31, 2022. The decrease in loss reserves is primarily from favorable development of $100.7 million on previously received delinquency notices, partially offset by loss reserves established on new notices. Reinsurance recoverables on loss reserves were $34.5 million and $28.2 million as of June 30, 2023 and December 31, 2022, respectively.

Unearned premiums - Our unearned premium decreased to $171.9 million as of June 30, 2023 from $195.3 million as of December 31, 2022 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Shareholder’s equity - The increase in shareholders’ equity represents an improvement in the unrealized loss on our investment portfolio and net income, partially offset by repurchases of our common stock and dividends paid in the first six months of 2023.

MGIC Investment Corporation - Q2 2023 | 57

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

Summary of consolidated cash flows
	Six Months Ended June 30,
(In thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$356,948	$361,679
Investing activities	(157,028)	289,586
Financing activities	(216,109)	(536,962)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(16,189)	$114,303
Net cash provided by operating activities for the six months ended June 30, 2023 decreased when compared with the same period of 2022 primarily due to an increase in losses paid, net of the reinsurance recoverable on paid losses and a decrease in net premiums received, offset by a decrease in interest expense paid on our outstanding debt obligations.

We also have purchase obligations totaling approximately $12.9 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $5.3 million for our purchase obligations.

Net cash used in investing activities for the six months ended June 30, 2023 primarily reflects purchases of fixed income and equity securities during the period that exceeded sales and maturities of fixed income and equity securities during the period as cash from operations was available for additional investment. Net cash provided by investing activities for the six months ended June 30, 2022 primarily reflects sales and maturities of fixed income and equity securities during the period that exceeded purchases as proceeds were used in financing activities.

Net cash used in financing activities for the six months ended June 30, 2023 primarily reflects the repurchases of our common stock and dividends to shareholders. Net cash used in financing activities for the six months ended June 30, 2022 primarily reflects the repurchase of our common stock, repayment of our FHLB Advance, the repurchase of a portion of our 9% Debentures and dividends to shareholders.

Capitalization
Debt - holding company
As of June 30, 2023, our holding company’s debt obligations were $671.0 million in aggregate principal amount consisting of our 5.25% Notes and 9% Debentures.

Liquidity analysis - holding company
As of June 30, 2023, we had approximately $816.5 million in cash and investments at our holding company. Resources are maintained to service our debt interest expense, pay debt maturities, repurchase debt, and to settle intercompany obligations. We also use holding company resources to repurchase shares and pay dividends to shareholders. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal sources of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the first half of 2023, we paid $58.8 million in dividends to shareholders. On July 27, 2023, the Board of Directors declared a quarterly cash dividend to holders of the company’s common stock of $0.115 per share to shareholders of record on August 10, 2023, payable on August 24, 2023.

In the first six months of 2023, our holding company cash and investments increased by $170.0 million. The net unrealized losses on our holding company investment portfolio were approximately $9.5 million at June 30, 2023, and the portfolio had a modified duration of approximately 1.1 years.

MGIC Investment Corporation - Q2 2023 | 58

Significant cash and investments inflows at our holding company during the first six months:
•$300.0 million dividend received from MGIC
•$73.5 million intercompany tax receipts, and
•$8.5 million of investment income.

Significant cash outflows at our holding company during the first six months:
•$148.8 million of net share repurchase transactions,
•$58.8 million of cash dividends paid to shareholders, and
•$18.0 million of interest payments on our outstanding debt obligations.

MGIC paid $300.0 million in dividends to our holding company in the six months ended June 30, 2023. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

In the first six months of 2023, we repurchased 10.8 million shares of our common stock using $150.9 million of holding company cash. As of June 30, 2023 we had remaining authorization to repurchase $463.0 million of our common stock through July 1, 2025 under a share repurchase program approved by our Board of Directors in April 2023. In July 2023, we repurchased an additional 1.1 million shares totaling $18.5 million under the remaining authorization.

Scheduled debt maturities beyond the next twelve months include $650.0 million of our 5.25% Notes due in 2028, and $21.1 million of our 9% Debentures due in 2063. Subject to certain limitations and restrictions, holders of each of the 9% Debentures may convert their notes into shares of our common stock at their option under the terms of their issuance, in which case our corresponding obligation will be eliminated.

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

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at June 30, 2023. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of June 30, 2023, MGIC’s Available Assets under the PMIERs totaled approximately $5.8 billion, an excess of approximately $2.3 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.2 billion of capital credit under the PMIERs as of June 30, 2023. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

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

Risk-to-capital
We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operations basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool risk in force, net of reinsurance and excludes risk on policies that are currently in default and for which case loss reserves have been established and the

MGIC Investment Corporation - Q2 2023 | 59

risk covered by reinsurance. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. MGIC’s policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency loss reserve. The statutory contingency loss reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to a contingency loss reserve of approximately 50% of earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency loss reserve when incurred losses exceed 35% of earned premiums in a calendar year.

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	June 30, 2023	December 31, 2022
RIF - net (1)	55,738	$56,292
Statutory policyholders’ surplus	775	921
Statutory contingency loss reserve	4,866	4,597
Statutory policyholders’ position	$5,641	$5,518
Risk-to-capital	9.9:1	10.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.4 billion at both June 30, 2023 and December 31, 2022) for which loss reserves have been established.

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

MGIC Investment Corporation - Q2 2023 | 60

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by Part II, Item 1 A of our quarterly report on Form 10Q for the quarter ended March 31, 2023, and Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by this 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2023, the modified duration of our fixed income investment portfolio was 4.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2023 | 61

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
The ICE Benchmark Administration, the administrator of LIBOR, ceased publishing all USD LIBOR tenors on June 30, 2023. We have evaluated the impact of the discontinuance of LIBOR on our consolidated financial statements and have determined it will not have a material impact. As such, the risk factor titled “The Company may be adversely impacted by the transition from LIBOR as a reference rate“ has been deleted.

Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.
The insurance laws of 16 jurisdictions, including Wisconsin, MGIC's domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC's “policyholder position” includes its net worth, or surplus, and its contingency reserve.
At June 30, 2023, MGIC’s risk-to-capital ratio was 9.9 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.1 billion. Our risk-to-capital ratio and MPP reflect credit for the risk ceded under our quota share reinsurance and excess of loss transactions in the traditional reinsurance and ILN markets with unaffiliated reinsurers. If MGIC is not allowed an agreed level of credit under the State Capital Requirements, MGIC may terminate the reinsurance transactions, without penalty.
The NAIC previously announced plans to revise the State Capital Requirements that are provided for in its Mortgage Guaranty Insurance Model Act. In December 2019, a working group of state regulators released an exposure draft of a revised Mortgage Guaranty Insurance Model Act and a risk-based capital framework to establish capital requirements for mortgage insurers. Subsequent drafts and a final version released in May 2023 did not include changes to the capital requirements of the existing Model Act. In July 2023, the NAIC working group voted to adopt the version of the Model Act released in May 2023, with some additional changes, but no changes to the capital requirements. It is expected that the full NAIC will adopt the revised Model Act sometime during 2023, but it is uncertain when the revised Model Act will be adopted in any jurisdiction and whether any changes will be made by state legislatures prior to such adoption.

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

MGIC Investment Corporation - Q2 2023 | 62

The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or are unable to obtain capital relief for mortgage insurance.
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
In July 2023, the Federal Reserve Board, Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency proposed a revised regulatory capital rule that would impose higher capital standards on large U.S. banks. Under the proposed regulation, affected banks would no longer receive capital relief from mortgage insurance on loans held in their portfolios. If adopted as proposed, the regulation is expected to have a negative effect on our NIW; however, at this time it is difficult to predict the extent of the impact.

MGIC Investment Corporation - Q2 2023 | 63

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
The percentage of our NIW from all single premium policies was 3.3% in the first half of 2023. Beginning in 2012, the annual percentage of our NIW from single policies has been as low as 4.3% in 2022 and as high as 20.4% in 2015. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
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
In addition to the effect of reinsurance on our premiums, we expect a decline in our premium yield (net premiums earned divided by the average insurance in force) over time as a large percentage of our current IIF is from book years with lower premium rates due a decline in premium rates in recent years resulting from pricing competition, insuring mortgages with lower risk characteristics, lower required capital, and certain policies undergoing premium rate resets on their ten-year anniversaries. Refinance transactions on single premium policies benefit our premium yield due to the impact of accelerated earned premium from cancellation prior to their estimated life. Recent low levels of refinance transactions have reduced that benefit.
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

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of June 30, 2023, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (15%), mortgages with borrowers having FICO scores below 680 (7%), including those with borrowers having FICO scores of 620-679 (6%), mortgages with limited underwriting, including limited borrower documentation (1%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (16%), each attribute as determined at the time of loan origination. Loans with more than one of these attributes accounted for 4% of our primary risk in force as of June 30, 2023, and 4% of our primary risk in force as of December 31, 2022 and December 31, 2021. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase. Our NIW on mortgages with LTV ratios greater than 95% was 12% in the first half of 2023, 13% in the first half of 2022, and 12% for the full year of 2022. Our NIW on mortgages with DTI ratios greater than 45% was 23% in the first half of 2023, 19% for the first half of 2022, and 21% for the full year of 2022.

From time to time, we change the processes we use to underwrite loans. For example: we rely on information provided to us by lenders that was obtained from certain of the GSEs’ automated appraisal and income verification tools, which may produce results that differ from the results that would have been determined using different methods; we accept GSE appraisal waivers for certain refinance loans; and we accept GSE appraisal flexibilities that allow property valuations in certain transactions to be based on appraisals that do not involve an onsite or interior inspection of the property. Our acceptance of automated GSE appraisal and income verification tools, GSE appraisal waivers and GSE appraisal flexibilities may affect our pricing and risk assessment. We also continue to further automate our underwriting processes and it is possible that our automated processes result in our insuring loans that we would not otherwise have insured under our prior processes.
Approximately 72% of our first half 2023 and 72% of our 2022 NIW was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators'

MGIC Investment Corporation - Q2 2023 | 64

representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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
In recent years, the industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i) pricing systems that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans. The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Regarding the concentration of our new business, our top ten customers accounted for approximately 36% and 33% in the twelve months ended June 30, 2023 and June 30, 2022, respectively.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Our premium yield is expected to decline over time as older insurance policies with premium rates that are generally higher run off and new insurance policies with premium rates that are generally lower remain on our books.
Certain of our competitors have access to capital at a lower cost than we do (including, through off-shore intercompany reinsurance vehicles, which have tax advantages that may increase if U.S. corporate income taxes increase). As a result, they may be able to achieve higher after-tax rates of return on their NIW compared to us, which could allow them to leverage reduced premium rates to gain market share, and they may be better positioned to compete outside of traditional mortgage insurance, including by participating in alternative forms of credit enhancement pursued by the GSEs discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or are unable to obtain capital relief for mortgage insurance."
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

MGIC Investment Corporation - Q2 2023 | 65

•Financial strength ratings may also play a greater role if the GSEs no longer operate in their current capacities, for example, due to legislative or regulatory action. In addition, although the PMIERs do not require minimum financial strength ratings, the GSEs consider financial strength ratings to be important when using forms of credit enhancement other than traditional mortgage insurance, as discussed in our risk factor titled "The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or are unable to obtain capital relief for mortgage insurance." The final GSE capital framework provides more capital credit for transactions with higher rated counterparties, as well as those who are diversified. Although we are currently unaware of a direct impact on MGIC, this could potentially become a competitive disadvantage in the future.
Standard & Poor’s is considering changes to its rating methodologies for insurers, including mortgage insurers. It is uncertain what impact the changes will have, whether they will prompt similar moves at other rating agencies, or the extent to which they will impact how external parties evaluate the different rating levels.

MGIC Investment Corporation - Q2 2023 | 66

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2023.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
April 1, 2023	April 30, 2023	1,748,720	$13.98	1,748,720	$511,991,953
May 1, 2023	May 31, 2023	1,745,824	14.89	1,745,824	485,998,066
June 1, 2023	June 30, 2023	1,456,403	15.49	1,456,403	$463,434,664
		4,950,947	$14.75	4,950,947

(1)In April 2023, our Board of Directors authorized a share repurchase program under which as of June 30, 2023, we may repurchase up to an additional $463 million of our common stock through July 1, 2025. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Item 5. Other Information
During the three months ended June 30, 2023, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99	Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2023 and through updating of various statistical and other information †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Denotes a management contract or compensatory plan.
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2023 | 67

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 2, 2023.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2023 | 68