Form 10-Q
period 2023-09-30
MGIC INVESTMENT CORP
filed 2023-10-31
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 27, 2023, there were 277,311,432 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q3 2023 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

MGIC Investment Corporation - Q3 2023 | 3

Glossary of terms and acronyms
/ A
ARMs
Adjustable rate mortgages

ABS
Asset-backed securities

Annual Persistency
The percentage of our insurance remaining in force from one year prior. As of September 30, 2023, we refined our methodology for calculating our Annual Persistency by excluding the amortization of the principal balance. All prior periods have been revised

ASC
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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Government Sponsored Enterprise. Collectively, Fannie Mae and Freddie Mac

MGIC Investment Corporation - Q3 2023 | 4

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

Home Re Entities
Unaffiliated special purpose insurers domiciled in Bermuda that participate in our aggregate XOL Transactions through the ILN market

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
IBNR Reserves
Loss reserves established on loans we estimate are delinquent, but for which the delinquency has not been reported to us

IIF
Insurance in force, which for loans insured by us, is equal to the unpaid principal balance, as reported to us

ILN
Insurance-linked notes

/ L
LAE
Loss adjustment expenses, which include the costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process

Loan-to-value ("LTV") ratio
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

MGIC Investment Corporation - Q3 2023 | 5

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

/ T
TILA
Truth in Lending Act

MGIC Investment Corporation - Q3 2023 | 6

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
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q3 2023 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	September 30, 2023	December 31, 2022
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2023 - $6,130,009; 2022 - $5,926,785)		$5,581,537	$5,409,698
Equity securities, at fair value (cost 2023 - $15,998; 2022 - $15,924)		13,949	14,140
Other invested assets, at cost		850	850
Total investment portfolio		5,596,336	5,424,688
Cash and cash equivalents		266,543	327,384
Restricted cash and cash equivalents		8,582	5,529
Accrued investment income		58,499	55,178
Reinsurance recoverable on loss reserves	4	40,934	28,240
Reinsurance recoverable on paid losses	4	265	18,081
Premiums receivable		57,606	58,000
Home office and equipment, net		39,379	41,419
Deferred insurance policy acquisition costs		15,905	19,062
Deferred income taxes, net		132,030	124,769
Other assets		115,600	111,443
Total assets		$6,331,679	$6,213,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$525,528	$557,988
Unearned premiums		165,093	195,289
Senior notes	3	642,828	641,724
Convertible junior subordinated debentures	3	—	21,086
Other liabilities		143,525	154,966
Total liabilities		1,476,974	1,571,053
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2023 - 371,353; 2022 - 371,353; shares outstanding 2023 - 279,475; 2022 - 293,433)		371,353	371,353
Paid-in capital		1,799,624	1,798,842
Treasury stock at cost (shares 2023 - 91,878; 2022 - 77,920)		(1,260,422)	(1,050,238)
Accumulated other comprehensive income (loss), net of tax		(496,895)	(481,511)
Retained earnings		4,441,045	4,004,294
Total shareholders’ equity		4,854,705	4,642,740
Total liabilities and shareholders’ equity		$6,331,679	$6,213,793
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q3 2023 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2023	2022	2023	2022
Revenues:
Premiums written:
Direct		$280,885	$279,317	$828,211	$830,646
Assumed		3,770	2,205	9,538	6,291
Ceded	4	(50,164)	(39,215)	(141,842)	(107,644)
Net premiums written		234,491	242,307	695,907	729,293
Decrease in unearned premiums, net		6,786	9,804	30,196	33,755
Net premiums earned		241,277	252,111	726,103	763,048
Investment income, net of expenses		55,375	42,549	156,938	121,116
Net gains (losses) on investments and other financial instruments	7/8	(695)	(3,258)	(13,380)	(8,776)
Other revenue		548	1,397	1,484	5,143
Total revenues		296,505	292,799	871,145	880,531

Losses and expenses:
Losses incurred, net	11	(77)	(105,054)	(11,322)	(223,426)
Amortization of deferred policy acquisition costs		2,802	3,179	7,889	8,901
Other underwriting and operating expenses, net		50,130	58,475	174,191	166,656
Loss on debt extinguishment		—	11,632	—	40,130
Interest expense		9,254	10,300	28,005	38,673
Total losses and expenses		62,109	(21,468)	198,763	30,934
Income before tax		234,396	314,267	672,382	849,597
Provision for income tax		51,552	64,642	143,937	175,691
Net income		$182,844	$249,625	$528,445	$673,906

Earnings per share:
Basic	6	$0.65	$0.82	$1.85	$2.18
Diluted	6	$0.64	$0.81	$1.83	$2.15

Weighted average common shares outstanding - basic	6	281,757	302,622	286,184	309,097
Weighted average common shares outstanding - diluted	6	285,600	307,194	289,924	315,029

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2023 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2023	2022	2023	2022
Net income		$182,844	$249,625	$528,445	$673,906
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	(75,221)	(153,615)	(24,796)	(599,933)
Benefit plan adjustments		3,213	(16,172)	9,412	(15,289)
Other comprehensive income (loss), net of tax		(72,008)	(169,787)	(15,384)	(615,222)
Comprehensive income (loss)		$110,836	$79,838	$513,061	$58,684

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2023 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2023	2022	2023	2022
Common stock
Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,799,444	1,791,380	1,798,842	1,794,906
Reissuance of treasury stock, net under share-based compensation plans		(80)	(2,670)	(16,992)	(20,537)
Conversion of 9% Debentures, net of tax	12	(5,315)	—	(5,315)	—
Equity compensation		5,575	3,333	23,089	17,674
Balance, end of period		1,799,624	1,792,043	1,799,624	1,792,043

Treasury stock
Balance, beginning of period		(1,192,783)	(887,959)	(1,050,238)	(675,265)
Reissuance of treasury stock, net under share-based compensation plans		33	1,400	9,746	10,579
Repurchase of common stock	12	(67,672)	(84,311)	(219,930)	(306,184)
Balance, end of period		(1,260,422)	(970,870)	(1,260,422)	(970,870)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(424,887)	(325,738)	(481,511)	119,697
Other comprehensive income (loss), net of tax	9	(72,008)	(169,787)	(15,384)	(615,222)
Balance, end of period		(496,895)	(495,525)	(496,895)	(495,525)

Retained earnings
Balance, beginning of period		4,291,135	3,623,983	4,004,294	3,250,691
Net income		182,844	249,625	528,445	673,906
Cash dividends	12	(32,934)	(30,548)	(91,694)	(81,537)
Balance, end of period		4,441,045	3,843,060	4,441,045	3,843,060

Total shareholders’ equity		$4,854,705	$4,540,061	$4,854,705	$4,540,061

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2023 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$528,445	$673,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,004	42,826
Deferred tax expense (benefit)	(3,172)	1,900
Equity compensation	23,089	17,674
Loss on debt extinguishment	—	40,130
Net (gains) losses on investments and other financial instruments	13,380	8,776
Change in certain assets and liabilities:
Accrued investment income	(3,321)	(965)
Reinsurance recoverable on loss reserves	(12,694)	20,521
Reinsurance recoverable on paid losses	17,816	36,061
Premium receivable	394	(1,114)
Deferred insurance policy acquisition costs	3,157	1,696
Profit commission receivable	10,337	(1,497)
Loss reserves	(32,460)	(280,152)
Unearned premiums	(30,196)	(33,755)
Return premium accrual	(5,900)	(9,200)
Current income taxes	(2,130)	3,140
Other, net	(9,033)	(36,154)
Net cash provided by (used in) operating activities	526,716	483,793

Cash flows from investing activities:
Purchases of investments	(1,220,219)	(544,224)
Proceeds from sales of investments	294,202	391,394
Proceeds from maturity of fixed income securities	686,552	536,194
Proceeds from sale of equipment	166	—
Additions to property and equipment	(1,455)	(2,402)
Net cash provided by (used in) investing activities	(240,754)	380,962

Cash flows from financing activities:
Conversion/purchase of 9% convertible junior debentures	(28,637)	(88,908)
Redemption of 5.75% senior notes	—	(242,296)
Repayment of FHLB Advance	—	(155,000)
Cash portion of loss on debt extinguishment	—	(39,445)
Repurchase of common stock	(216,693)	(303,060)
Dividends paid	(91,174)	(81,288)
Payment of withholding taxes related to share-based compensation net share settlement	(7,246)	(9,958)
Net cash provided by (used in) financing activities	(343,750)	(919,955)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(57,788)	(55,200)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	332,913	304,958
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$275,125	$249,758
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2023 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of September 30, 2023, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q3 2023 | 13

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

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was enacted and signed into law in the United States. The IRA includes provisions for a 15% corporate minimum tax and a 1% excise tax on net stock repurchases. Both of these taxes are effective in 2023. We do not expect these tax provisions to have a material impact on our consolidated financial results, including our annual estimated effective tax rate. The amount of the excise tax on the repurchase of corporate stock was immaterial for the nine months ended September 30, 2023.

Note 3. Debt
Debt obligations
The aggregate carrying values of our long-term debt obligations and their par values, if different, as of September 30, 2023 and December 31, 2022 are presented in table 3.1 below.

Long-term debt obligations
Table	3.1
(In thousands)		September 30, 2023	December 31, 2022
5.25% Notes, due August 2028 (par value: $650 million)		$642,828	$641,724
9% Debentures, due April 2063		—	21,086
Long-term debt, carrying value		$642,828	$662,810

The 5.25% Senior Notes (5.25% Notes) is an obligation of our holding company, MGIC Investment Corporation.

2023 Transactions
In the third quarter of 2023, under the terms of our 9% Convertible Junior Subordinated Debentures (“9% Debentures”), we exercised our option to redeem the outstanding principal of $21.1 million. The 9% Debentures were convertible into shares of MGIC common stock at a rate of 77.9620 shares per $1,000 principal amount. Prior to the redemption date, substantially all holders elected to convert into shares of common stock. Under the terms of the 9% Debentures, we paid cash of $28.6 million in lieu of issuing shares of common stock. The conversion of our 9% Debentures resulted in a $5.3 million reduction in our shareholders’ equity, net of tax and a reduction of 1.6 million potentially dilutive shares.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information pertaining to our debt obligations, including the conversion feature on the 9% Debentures. As of September 30, 2023 we are in compliance with our debt covenants.

Interest payments
Interest payments for the nine months ended September 30, 2023 and 2022 were $35.1 million and $52.7 million, respectively.

MGIC Investment Corporation - Q3 2023 | 14

Note 4. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) transactions and excess-of-loss (“XOL”) transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2023	2022	2023	2022
Premiums earned:
Direct		$287,640	$289,072	$858,310	$864,191
Assumed		3,801	2,254	9,635	6,501
Ceded - quota share reinsurance (1)		(32,693)	(19,348)	(90,012)	(56,721)
Ceded - excess-of-loss reinsurance		(17,471)	(19,867)	(51,830)	(50,923)
Total ceded		(50,164)	(39,215)	(141,842)	(107,644)
Net premiums earned		$241,277	$252,111	$726,103	$763,048

Losses incurred:
Direct		$6,627	$(112,435)	$2,044	$(242,861)
Assumed		20	21	(7)	(340)
Ceded - quota share reinsurance		(6,724)	7,360	(13,359)	19,775
Losses incurred, net		$(77)	$(105,054)	$(11,322)	$(223,426)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$30,698	$47,255	$97,218	$135,049
Ceding commission on quota share reinsurance		12,678	13,321	37,446	38,355
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

MGIC Investment Corporation - Q3 2023 | 15

Table 4.3 provides additional details regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 4.2 to the percentage shown in table 4.3.

Quota Share Reinsurance
Table	4.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR	2020	December 31, 2023	January 1, 2024	10.5% or 8%
2020 QSR and 2021 QSR	2020	December 31, 2023	January 1, 2024	14.5% or 12%
2020 QSR and 2021 QSR	2021	December 31, 2023	January 1, 2024	14.5% or 12%
2021 QSR and 2022 QSR	2021	December 31, 2023	January 1, 2024	10.5% or 8%
2021 QSR and 2022 QSR	2022	December 31, 2024	January 1, 2024	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024	January 1, 2024	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2024	12.5% or 10%
2023 QSR	2023	December 31, 2025	July 1, 2024	8% or 7%
(1) We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.
We have elected to terminate our 2020 QSR Transaction effective December 31, 2023 and will incur an early termination fee in the fourth quarter of approximately $5 million.

We agreed to terms on a 30% QSR Transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2024.

Under the terms of our QSR Transactions, ceded premiums earned, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums earned due, after deducting the related ceding commission and profit commission, is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $40.9 million as of September 30, 2023 and $28.2 million as of December 31, 2022. The reinsurance recoverable balance is secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

Excess of loss reinsurance
We have XOL Transactions with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transactions”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

We have entered into Traditional XOL Transactions with panels of third-party reinsurers. For the covered policies, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans until the initial excess of loss reinsurance coverage layer has been finalized.

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

MGIC Investment Corporation - Q3 2023 | 16

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

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of September 30, 2023, a "Trigger Event" has occurred on our Home Re 2019-1 ILN transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction.

In October 2023, Home Re 2019-1 Ltd., Home Re 2021-1 Ltd., and Home Re 2021-2 Ltd conducted tender offers for certain tranches of the mortgage insurance-linked notes that supported the reinsurance agreements with MGIC. The tender offer resulted in the reduction in the insurance-linked notes of $187.1 million for the Home Re 2019-1 Ltd, $91.1 million for the Home Re 2021-1 Ltd., and $106.7 million for the Home Re 2021-2 Ltd. The reinsurance coverage corresponding to the tendered notes was terminated. MGIC will incur approximately $8 million of additional ceded premium in the fourth quarter associated with the cost of the tender premiums and associated expenses.

Also in October, 2023, MGIC entered into a $330.2 million excess-of-loss reinsurance agreement (executed through an insurance linked note transaction) that covers policies with inforce dates from June 1, 2022 through August 31, 2023.

Table 4.4a provides a summary of our XOL Transactions as of September 30, 2023.

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

MGIC Investment Corporation - Q3 2023 | 17

Table 4.4b provides a summary of the remaining first layer retention and remaining excess of loss reinsurance coverage on our XOL Transactions as of September 30, 2023 and December 31, 2022.

Table 4.4b	Remaining First Layer Retention		Remaining Excess of Loss Reinsurance Coverage
($ in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
2022 Traditional XOL	$82,463	$82,517	$142,642	$142,642
Home Re 2022-1, Ltd.	325,104	325,576	445,461	473,575
Home Re 2021-2, Ltd.	189,610	190,097	281,919	352,084
Home Re 2021-1, Ltd.	210,858	211,102	209,311	277,053
Home Re 2020-1, Ltd.	274,968	275,051	53,023	113,247
Home Re 2019-1, Ltd.	182,791	183,540	208,146	208,146
Home Re 2018-1, Ltd.	164,385	164,849	84,819	140,993

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded on the Home Re Transactions will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. The Home Re 2021-2 and Home Re 2022-1 Transactions reference SOFR. The remaining Home Re Transactions referenced one-month LIBOR, and transitioned to SOFR when the one-month LIBOR rate was no longer published. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at September 30, 2023 and December 31, 2022, were not material to our consolidated balance sheet and the changes in fair value during the three and nine months ended September 30, 2023 and September 30, 2022 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of September 30, 2023, and December 31, 2022, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

MGIC Investment Corporation - Q3 2023 | 18

Table 4.5 presents the total assets of the Home Re Entities as of September 30, 2023 and December 31, 2022.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		September 30, 2023	December 31, 2022

Home Re 2022-1 Ltd.		$454,943	$473,575
Home Re 2021-2 Ltd.		282,328	357,340
Home Re 2021-1 Ltd.		209,384	285,039
Home Re 2020-1 Ltd.		58,371	119,159
Home Re 2019-1 Ltd.		208,146	208,146
Home Re 2018-1 Ltd.		89,405	146,822

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

MGIC Investment Corporation - Q3 2023 | 19

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

MGIC Investment Corporation - Q3 2023 | 20

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For purposes of calculating basic EPS, vested restricted stock and restricted stock units (“RSUs”) are considered outstanding. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. The determination of whether components are dilutive is calculated independently for each period. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested RSUs result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our 9% Debentures result in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. In the third quarter of 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal. (See Note 3 - “Debt”.)

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)		2023	2022	2023	2022
Basic earnings per share:
Net income		$182,844	$249,625	$528,445	$673,906
Weighted average common shares outstanding - basic		281,757	302,622	286,184	309,097
Basic earnings per share		$0.65	$0.82	$1.85	$2.18

Diluted earnings per share:
Net income		$182,844	$249,625	$528,445	$673,906
Interest expense, net of tax (1):
9% Debentures		276	620	1,025	2,851
Diluted income available to common shareholders		$183,120	$250,245	$529,470	$676,757

Weighted average common shares outstanding - basic		281,757	302,622	286,184	309,097
Effect of dilutive securities:
Unvested RSUs		2,624	1,902	2,239	1,848
9% Debentures		1,219	2,670	1,501	4,084
Weighted average common shares outstanding - diluted		285,600	307,194	289,924	315,029
Diluted earnings per share		$0.64	$0.81	$1.83	$2.15
(1) Interest expense has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q3 2023 | 21

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at September 30, 2023 and December 31, 2022 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of September 30, 2023
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$220,592	$7	$(9,765)	$210,834
Obligations of U.S. states and political subdivisions		2,178,573	1,234	(274,157)	1,905,650
Corporate debt securities		2,564,817	498	(200,650)	2,364,665
ABS		172,262	9	(5,051)	167,220
RMBS		307,402	7	(34,727)	272,682
CMBS		297,091	65	(22,836)	274,320
CLOs		333,974	9	(2,256)	331,727
Foreign government debt		4,486	—	(859)	3,627
Commercial paper		50,812	—	—	50,812
Total fixed income securities (1)		$6,130,009	$1,829	$(550,301)	$5,581,537

Details of fixed income securities by category as of December 31, 2022
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$145,581	$2	$(9,683)	$135,900
Obligations of U.S. states and political subdivisions		2,400,261	4,866	(256,073)	2,149,054
Corporate debt securities		2,416,475	1,043	(196,377)	2,221,141
ABS		126,723	5	(6,041)	120,687
RMBS		223,743	10	(25,744)	198,009
CMBS		257,785	22	(20,591)	237,216
CLOs		337,656	5	(7,829)	329,832
Foreign government debt		4,486	—	(699)	3,787
Commercial paper		14,075	—	(3)	14,072
Total fixed income securities (1)		$5,926,785	$5,953	$(523,040)	$5,409,698
(1)Includes Short-Term Fixed Income Securities of $177.4 million and $67.0 million at September 30, 2023 and December 31, 2022, respectively.

We had $11.5 million and $11.8 million of investments at fair value on deposit with various states as of September 30, 2023 and December 31, 2022, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $143.8 million and $128.4 million at September 30, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q3 2023 | 22

The amortized cost and fair values of fixed income securities at September 30, 2023, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		September 30, 2023
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$667,446	$659,512
Due after one year through five years		1,543,417	1,458,444
Due after five years through ten years		1,805,365	1,617,227
Due after ten years		1,003,052	800,405
		5,019,280	4,535,588

ABS		172,262	167,220
RMBS		307,402	272,682
CMBS		297,091	274,320
CLOs		333,974	331,727
Total		$6,130,009	$5,581,537

Equity securities
The cost and fair value of investments in equity securities at September 30, 2023 and December 31, 2022 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of September 30, 2023
Table	7.3a
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,998	$—	$(2,049)	$13,949

Details of equity security investments as of December 31, 2022
Table	7.3b
(In thousands)		Cost	Gross Gains	Gross Losses	Fair Value
Equity securities		$15,924	$—	$(1,784)	$14,140

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale and equity securities are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2023	2022	2023	2022

Fixed income securities
Gains on sales		2,581	1,667	2,747	6,788
Losses on sales		(2,814)	(7,040)	(13,362)	(12,790)
Impairments		—	(1,415)	—	(1,415)
Equity securities gains (losses)
Market adjustment		(462)	(617)	(266)	(2,351)
Change in embedded derivative on Home Re Transactions		(7)	4,199	(2,486)	983
Other
Gains (losses) on sales		(4)	(66)	(4)	(18)
Market adjustment		11	14	(9)	27
Net gains (losses) on investments and other financial instruments		(695)	(3,258)	(13,380)	(8,776)

Proceeds from sales of fixed income securities		24,434	125,186	293,392	388,740

MGIC Investment Corporation - Q3 2023 | 23

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2023 and December 31, 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of September 30, 2023
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$64,850	$(538)	$111,833	$(9,227)	$176,683	$(9,765)
Obligations of U.S. states and political subdivisions		674,000	(14,743)	1,226,433	(259,414)	1,900,433	(274,157)
Corporate debt securities		600,174	(12,938)	1,745,339	(187,712)	2,345,513	(200,650)
ABS		74,002	(950)	92,013	(4,101)	166,015	(5,051)
RMBS		116,145	(6,082)	172,590	(28,645)	288,735	(34,727)
CMBS		33,176	(2,433)	241,908	(20,403)	275,084	(22,836)
CLOs		—	—	320,534	(2,256)	320,534	(2,256)
Foreign government debt		—	—	3,627	(859)	3,627	(859)
Total		$1,562,347	$(37,684)	$3,914,277	$(512,617)	$5,476,624	$(550,301)

Unrealized loss aging for securities by type and length of time as of December 31, 2022
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$67,531	$(3,583)	$76,246	$(6,100)	$143,777	$(9,683)
Obligations of U.S. states and political subdivisions		1,344,272	(157,903)	360,956	(98,170)	1,705,228	(256,073)
Corporate debt securities		1,488,255	(109,976)	758,732	(86,401)	2,246,987	(196,377)
ABS		53,201	(1,008)	67,073	(5,033)	120,274	(6,041)
RMBS		77,563	(8,572)	136,179	(17,172)	213,742	(25,744)
CMBS		166,973	(12,951)	70,792	(7,640)	237,765	(20,591)
CLOs		213,461	(4,644)	114,459	(3,185)	327,920	(7,829)
Foreign government debt		—	—	3,787	(699)	3,787	(699)
Commercial paper		—	—	3,816	(3)	3,816	(3)
Total		$3,411,256	$(298,637)	$1,592,040	$(224,403)	$5,003,296	$(523,040)

There were 1,315 and 1,226 securities in an unrealized loss position at September 30, 2023 and December 31, 2022, respectively. Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2023 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at September 30, 2023 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q3 2023 | 24

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

MGIC Investment Corporation - Q3 2023 | 25

Assets measured at fair value, by hierarchy level, as of September 30, 2023 and December 31, 2022 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of September 30, 2023
Table	8.1a
(In thousands)		Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$210,834		$140,891	$69,943
Obligations of U.S. states and political subdivisions		1,905,650		—	1,905,650
Corporate debt securities		2,364,665		—	2,364,665
ABS		167,220		—	167,220
RMBS		272,682		—	272,682
CMBS		274,320		—	274,320
CLOs		331,727		—	331,727
Foreign government debt		3,627		—	3,627
Commercial paper		50,812		—	50,812
Total fixed income securities		5,581,537		140,891	5,440,646
Equity securities		13,949		13,949	—
Cash equivalents		271,924	(1)	255,772	16,152
Total		$5,867,410		$410,612	$5,456,798

Assets carried at fair value by hierarchy level as of December 31, 2022
Table	8.1b
(In thousands)		Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$135,900		$116,897	$19,003
Obligations of U.S. states and political subdivisions		2,149,054		—	2,149,054
Corporate debt securities		2,221,141		—	2,221,141
ABS		120,687		—	120,687
RMBS		198,009		—	198,009
CMBS		237,216		—	237,216
CLOs		329,832		—	329,832
Foreign government debt		3,787		—	3,787
Commercial paper		14,072		—	14,072
Total fixed income securities		5,409,698		116,897	5,292,801
Equity securities		14,140		14,140	—
Cash equivalents		328,756	(1)	324,129	4,627
Total		$5,752,594		$455,166	$5,297,428
(1) Includes restricted cash equivalents
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. The carrying values of cash (Level 1) and accrued investment income (Level 2) approximated their fair values. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At September 30, 2023 and December 31, 2022, the fair value of the embedded derivatives was a liability of less than $0.1 million and an asset of $2.5 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

MGIC Investment Corporation - Q3 2023 | 26

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the nine months ended September 30, 2023, and 2022, purchases of real estate acquired were $0.1 million and $2.9 million, respectively. For the nine months ended September 30, 2023, and 2022, sales of real estate acquired were $1.6 million and $3.2 million, respectively.

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2023 and December 31, 2022.

Financial assets and liabilities not measured at fair value
Table	8.2
		September 30, 2023		December 31, 2022
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$850	$850

Financial liabilities
5.25% Senior Notes		642,828	605,976	641,724	600,938
9% Convertible Junior Subordinated Debentures		—	—	21,086	28,085
Total financial liabilities		$642,828	$605,976	$662,810	$629,023

MGIC Investment Corporation - Q3 2023 | 27

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2023	2022	2023	2022
Net unrealized investment (losses) gains arising during the period		$(95,216)	$(194,449)	$(31,387)	$(759,409)
Total income tax benefit (expense)		19,995	40,834	6,591	159,476
Net of taxes		(75,221)	(153,615)	(24,796)	(599,933)

Net changes in benefit plan assets and obligations		4,067	(20,471)	11,914	(19,353)
Total income tax benefit (expense)		(854)	4,299	(2,502)	4,064
Net of taxes		3,213	(16,172)	9,412	(15,289)

Total other comprehensive income (loss)		$(91,149)	(214,920)	(19,473)	(778,762)
Total income tax benefit (expense)		19,141	45,133	4,089	163,540
Total other comprehensive income (loss), net of tax		$(72,008)	$(169,787)	$(15,384)	$(615,222)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2023	2022	2023	2022
Reclassification adjustment for net realized (losses) gains(1)		$(3,085)	$(6,681)	$(13,020)	$(4,273)
Income tax benefit (expense)		648	1,403	2,734	897
Net of taxes		(2,437)	(5,278)	(10,286)	(3,376)

Reclassification adjustment related to benefit plan assets and obligations (2)		(2,376)	(6,228)	(12,379)	(7,346)
Income tax benefit (expense)		499	1,308	2,600	1,543
Net of taxes		(1,877)	(4,920)	(9,779)	(5,803)

Total reclassifications		(5,461)	(12,909)	(25,399)	(11,619)
Income tax benefit (expense)		1,147	2,711	5,334	2,440
Total reclassifications, net of tax		$(4,314)	$(10,198)	$(20,065)	$(9,179)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the nine months ended September 30, 2023, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Nine Months Ended September 30, 2023
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2022, net of tax		$(408,496)	$(73,015)	$(481,511)
Other comprehensive income (loss) before reclassifications		(35,082)	(367)	(35,449)
Less: Amounts reclassified from AOCI		(10,286)	(9,779)	(20,065)
Balance, September 30, 2023, net of tax		$(433,292)	$(63,603)	$(496,895)

MGIC Investment Corporation - Q3 2023 | 28

Note 10. Benefit Plans
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2023 and 2022.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2023	2022	2023	2022
Company service cost		$—	$1,813	$374	$327
Interest cost		3,297	2,863	409	173
Expected return on plan assets		(3,426)	(4,907)	(2,059)	(2,625)
Amortization of:
Net actuarial losses (gains)		529	1,266	(38)	(776)
Prior service cost (credit)		87	(57)	465	123
Cost of settlements and curtailments		334	5,671	—	—
Net periodic benefit cost (benefit)		$821	$6,649	$(849)	$(2,778)

Components of net periodic benefit cost
Table	10.2
		Nine Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2023	2022	2023	2022
Company service cost		$—	$5,439	$1,122	$981
Interest cost		10,278	8,588	1,225	521
Expected return on plan assets		(10,432)	(14,723)	(6,176)	(7,876)
Amortization of:
Net actuarial losses (gains)		1,656	3,798	(113)	(2,328)
Prior service cost (credit)		259	(163)	1,396	367
Cost of settlements and curtailments		9,181	5,671	—	—
Net periodic benefit cost (benefit)		$10,942	$8,610	$(2,546)	$(8,335)

Effective January 1, 2023, the defined benefit pension plan and supplemental executive retirement plan are frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants in these plans are fully vested in their benefits.

MGIC Investment Corporation - Q3 2023 | 29

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2023, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $9 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $15 million.

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

Losses incurred on delinquencies that occurred in the current year increased for the nine months ended September 30, 2023, compared to the same period last year. The increase is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies reported.

For the nine months ended September 30, 2023 and September 30, 2022 we experienced favorable loss development of $148.9 million and $327.5 million, respectively, on previously received delinquencies. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation - Q3 2023 | 30

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2023 and 2022.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Nine Months Ended September 30,
(In thousands)		2023	2022
Reserve at beginning of period		$557,988	$883,522
Less reinsurance recoverable		28,240	66,905
Net reserve at beginning of period		529,748	816,617

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		137,626	104,086
Prior years (1)		(148,948)	(327,512)
Total losses incurred		(11,322)	(223,426)

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		153	116
Prior years		33,679	36,089
Total losses paid		33,832	36,205
Net reserve at end of period		484,594	556,986
Plus reinsurance recoverable		40,934	46,384
Reserve at end of period		$525,528	$603,370
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The prior year loss reserve development for the nine months ended September 30, 2023 and 2022 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Nine Months Ended September 30,
(In thousands)		2023	2022
Increase (decrease) in estimated claim rate on primary defaults		$(142,764)	$(324,556)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(6,184)	(2,956)
Total prior year loss development (1)		$(148,948)	$(327,512)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation - Q3 2023 | 31

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and nine months ended September 30, 2023 and 2022 appears in table 11.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
Table	11.3
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Delinquency inventory at beginning of period		23,823	26,855	26,387	33,290
New notices		12,240	10,990	34,117	31,089
Cures		(10,975)	(11,494)	(34,738)	(37,371)
Paid claims		(359)	(337)	(1,018)	(978)
Rescissions and denials		(9)	(11)	(28)	(27)
Other items removed from inventory		—	(125)	—	(125)
Delinquency inventory at end of period		24,720	25,878	24,720	25,878

Table 11.4 below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
Table	11.4
		September 30, 2023	December 31, 2022	September 30, 2022
3 months or less		8,732	8,820	7,825
4-11 months		8,220	8,217	7,619
12 months or more (1)		7,768	9,350	10,434
Total		24,720	26,387	25,878
3 months or less		35%	33%	30%
4-11 months		33%	31%	30%
12 months or more		32%	36%	40%
Total		100%	100%	100%
Primary claims received inventory included in ending delinquent inventory		284	267	244
(1)Approximately 39%, 36%, and 33% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and approximated $19.6 million and $25.5 million at September 30, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q3 2023 | 32

Note 12. Shareholders’ Equity
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the nine months ended September 30, 2023, we repurchased 14.7 million shares at an average cost of $14.83 per share, which included commissions. In 2022, we repurchased approximately 27.8 million shares of our common stock, at an average cost of $13.89 per share, which included commissions. At September 30, 2023, we had $396 million remaining under a $500 million share repurchase program approved by our Board of Directors in 2023 that expires on July 1, 2025. Through October 27, 2023, we repurchased an additional 2.2 million shares totaling $36.5 million under the remaining authorization.

Cash dividends
In the first and second quarters of 2023, we paid quarterly cash dividends of $0.10 per share which totaled $58.8 million. In August 2023, we paid quarterly cash dividends of $0.115 per share to shareholders which totaled $32.9 million. On October 26, 2023, the Board of Directors declared a quarterly cash dividend of to the holders of the company’s common stock of $0.115 per share to shareholders of record on November 9, 2023.

9% Debenture Conversion
In the third quarter of 2023, we exercised our option to redeem the outstanding principal of $21.1 million on our 9% Debentures. Prior to the redemption date, substantially all holders elected to convert into shares of our common stock. We elected to pay cash in lieu of issuing shares. The conversion of our 9% Debentures resulted in a reduction in our shareholders’ equity of $5.3 million, net of tax. See Note 3 – “Debt.”

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

Table 13.1 shows the number of restricted stock units (RSUs) granted to employees and non-employee directors and the weighted average fair value per share during the periods presented.

Restricted stock unit grants
Table	13.1
			Nine months ended September 30,
			2023		2022
			RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		(1)	949	$14.17	848	$15.46
RSUs subject only to service conditions			354	14.17	319	15.45
Non-employee director RSUs			106	14.17	104	15.32
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest up to 200%.

MGIC Investment Corporation - Q3 2023 | 33

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

At September 30, 2023, MGIC’s risk-to-capital ratio was 9.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements without penalty.

Dividend restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we will notify the OCI to ensure it does not object. In the nine months ended September 30, 2023, MGIC paid a $300 million dividend to MGIC Investment Corporation. In October 2023, MGIC paid a $300 million dividend to our holding company.

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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Nine Months Ended September 30,
(In thousands)	2023	2022
Statutory net income	$207,996	$284,084
Statutory policyholders' surplus	859,083	1,231,992
Contingency loss reserves	5,071,276	4,533,371

MGIC Investment Corporation - Q3 2023 | 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter of 2023. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2023 | 35

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except per share data, unaudited)	2023	2022	% Change	2023	2022	% Change
Selected statement of operations data
Net premiums earned	$241.3	$252.1	(4)	$726.1	$763.0	(5)
Investment income, net of expenses	55.4	42.5	30	156.9	121.1	30
Losses incurred, net	(0.1)	(105.1)	(100)	(11.3)	(223.4)	(95)
Other underwriting and operating expenses, net	50.1	58.5	(14)	174.2	166.7	4
Loss on debt extinguishment	—	11.6	N/M	—	40.1	N/M
Income before tax	234.4	314.3	(25)	672.4	849.6	(21)
Provision for income taxes	51.6	64.6	(20)	143.9	175.7	(18)
Net income (1)	182.8	249.6	(27)	528.4	673.9	(22)
Diluted income per share	$0.64	$0.81	(21)	$1.83	$2.15	(15)

Non-GAAP Financial Measures (2)
Adjusted pre-tax operating income	$234.6	$332.8	(30)	$683.0	$897.2	(24)
Adjusted net operating income	183.0	264.2	(31)	536.8	711.5	(25)
Adjusted net operating income per diluted share	$0.64	$0.86	(26)	$1.86	$2.26	(18)
(1) May not foot due to rounding.
(2) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of third quarter 2023 results
Comparative quarterly results
We recorded third quarter 2023 net income of $182.8 million, or $0.64 per diluted share. Net income decreased by $66.8 million from net income of $249.6 million, or $0.81 per diluted share, in the prior year. The decrease is primarily due to an increase in losses incurred and a decrease in net premiums earned. This was partially offset by a decrease in the provision for income taxes, an increase in investment income, net of expenses, a decrease in loss on debt extinguishment, and a decrease in other underwriting and operating expenses, net. Diluted income per share decreased primarily due to a decrease in net income, partially offset by a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the third quarter 2023 was $183.0 million (Q3 2022: $264.2 million) and adjusted net operating income per diluted share was $0.64 (Q3 2022: $0.86). The decrease in 2023 adjusted net operating income compared to 2022 primarily reflects a decrease in net income. The decrease in 2023 adjusted net operating income per diluted share compared to 2022 primarily reflects a decrease in adjusted net operating income, partially offset by a decrease in the number of diluted weighted shares outstanding.

Premiums earned for the three months ended September 30, 2023, were $241.3 million, compared with $252.1 million, for the same period last year. The decrease in premiums earned compared with the prior year is primarily due to an increase in ceded premiums that was the result of a decrease in the profit commission earned on our QSR Transactions.

Net investment income in the three months ended September 30, 2023, was $55.4 million, compared with $42.5 million, in the prior year. The increase in net investment income was due to an increase of 80 basis points in the average investment yields.

Losses incurred, net for the third quarter of 2023 were $(0.1) million, compared with $(105.1) million for the same period last year. While new delinquency notices added approximately $48.1 million for the three months ended September 30, 2023, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $48.2 million. For the three months ended September 30, 2022, new delinquency notices added approximately $35.9 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $140.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Underwriting and other expenses, net for the third quarter of 2023 were $50.1 million, compared with $58.5 million for the same period last year. The decrease in underwriting and other expenses, net during the three months ended September 30, 2023 was primarily due to a decrease in expenses related to professional and consulting services and pension expenses. Pension expenses were significantly higher in the third quarter of 2022 due to settlement costs.

We did not record a loss on debt extinguishment for the three months ended September 30, 2023, associated with the redemption of our 9% Debentures. For the three months ended September 30, 2022, we recorded a loss on debt extinguishment of $11.6 million,

MGIC Investment Corporation - Q3 2023 | 36

reflecting a $4.8 million loss on the repurchase of $14.0 million in aggregate principal of our 9% Debentures and a loss of $6.8 million on the redemption of our 2023 Senior Notes at costs that were in excess of their carrying value. See Note 3 - “Debt” to our consolidated financial statements for discussion of the 9% Debenture conversion in the third quarter of 2023.

The decrease in our provision for income taxes in the third quarter of 2023 as compared to the same period in the prior year was primarily due to a decrease in income before tax.

Comparative year to date results
We recorded net income of $528.4 million, or $1.83 per diluted share. Net income decreased by $145.5 million, from net income of $673.9 million, or $2.15 per diluted share, in the prior year. The decrease is primarily due to an increase in losses incurred and a decrease in net premiums earned. This was partially offset by a decrease in loss on debt extinguishment, an increase in investment income, net of expenses, and a decrease in our provision for income taxes. Diluted income per share decreased primarily due to a decrease in net income, partially offset by a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the nine months ended September 30, 2023, was $536.8 million (2022: $711.5 million) and adjusted net operating income per diluted share was $1.86 (2022: $2.26). The decrease in 2023 adjusted net operating income compared to 2022 primarily reflects a decrease in net income. The decrease in 2023 adjusted net operating income per diluted share compared to 2022 primarily reflects a decrease in adjusted net operating income, partially offset by a decrease in the number of diluted weighted shares outstanding.

Premiums earned for the nine months ended September 30, 2023, were $726.1 million, compared with $763.0 million, for the same period last year. The decrease in premiums earned compared with the prior year is primarily due to an increase in ceded premiums that was the result of a decrease in the profit commission earned on our QSR Transactions.

Net investment income in the nine months ended September 30, 2023, was $156.9 million, compared with $121.1 million, in the prior year. The increase in net investment income was due to an increase of 80 bps in the average investment yields.

Losses incurred, net for the nine months ended September 30, 2023 were $(11.3) million, compared with losses incurred of $(223.4) million for the prior year. While new delinquency notices added $137.6 million to losses incurred, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of $148.9 million. For the nine months ended September 30, 2022, new delinquency notices added approximately $104.1 million to losses incurred, offset by re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of $327.5 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

We did not record a loss on debt extinguishment in the nine months ended September 30, 2023, associated with the redemption of our 9% Debentures. For the nine months ended September 30, 2022, we recorded a loss on debt extinguishment of $40.1 million, reflecting a loss of $32.0 million on the repurchase of $88.9 in aggregate principal of our 9% Debentures, a loss of $6.8 million on the redemption of our 2023 Senior Notes at costs in excess of their carrying value, and a prepayment fee of $1.3 million on the repayment of our FHLB advance. See Note 3 - “Debt” to our consolidated financial statements for a discussion of the 9% Debenture conversion in 2023.

The decrease in our provision for income taxes for the nine months ended September 30, 2023, as compared to the same period in the prior year was primarily due to a decrease in income before tax.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2023, MGIC can pay $92 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the nine months ended September 30, 2023, and 2022, we made dividend payments to the holding company of $300 million and $400 million, respectively. Future dividend payments to the holding company will continue to be determined in consultation with the board and after considering any updated estimates about our business.
Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the nine months ended September 30, 2023, we repurchased 14.7 million shares of common stock, using approximately $217.8 million of holding company resources. As of September 30, 2023, we had $396 million of authorization remaining to repurchase our common stock through July 1, 2025 under a $500 million share repurchase program approved by our Board of Directors in April, 2023. As of September 30, 2023, we had approximately 279 million shares of common stock outstanding. We repurchased 21.7 million shares during the nine months ended September 30, 2022, using approximately $306.2 million of holding company resources.

MGIC Investment Corporation - Q3 2023 | 37

Dividends to shareholders
In the first and second quarters of 2023, we paid quarterly cash dividends of $0.10 per share which totaled $58.8 million, in the third quarter we paid quarterly cash dividends of $0.115 per share which totaled $32.9 million. On October 26, 2023, the Board of Directors declared a quarterly cash dividend of to the holders of the company’s common stock of $0.115 per share to shareholders of record on November 9, 2023.

GSEs
We must comply with a GSE’s PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our interpretation of the PMIERs as of September 30, 2023, MGIC’s Available Assets totaled $6.0 billion, or $2.4 billion in excess of its Minimum Required Assets.

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

è
The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the GSEs may amend any provision of the PMIERs or impose additional requirements with an effective date specified by the GSEs.

è
The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors that determine Minimum Required Assets; however, the GSEs may amend the PMIERs at any time, including by imposing restrictions specific to our company.

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

Our reinsurance transactions enable us to earn higher returns on our Minimum Required Assets than we would without them because they generally reduce the Minimum Required Assets, we must hold under PMIERs. However, reinsurance may not always be available to us; or available on similar terms, and our reinsurance subjects us to counterparty credit risk. Our access to reinsurance may be disrupted and the terms under which we are able to obtain reinsurance may be less attractive than in the past due to volatility stemming from circumstances such as higher interest rates, increased inflation, global events such as wars, and other factors. Since 2020, there have been protracted periods of time during which execution of transactions for XOL reinsurance through the ILN market has been more challenging, with increased pricing, down-sized transactions, and generally fewer transactions being executed by mortgage insurers.

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

MGIC Investment Corporation - Q3 2023 | 38

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

At September 30, 2023, MGIC’s risk-to-capital ratio was 9.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.1 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.

The NAIC established a Mortgage Guaranty Insurance Working Group to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. A draft of a revised Mortgage Guaranty Insurance Model Act was adopted by the Financial Condition Committee in July 2023 and by the Executive Committee and Plenary NAIC in August 2023. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business.
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

MGIC Investment Corporation - Q3 2023 | 39

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

MGIC Investment Corporation - Q3 2023 | 40

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

Cybersecurity
As part of our business, we maintain large amounts of confidential and proprietary information, including personal information of consumers and employees, on our servers and those of cloud computing services. Federal and state laws designed to promote the protection of such information require businesses that collect or maintain personal information to adopt information security programs, and to notify individuals, and in some jurisdictions, regulatory authorities, of security breaches involving personally identifiable information. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by cyber attacks, such as those involving ransomware. The Company discovers vulnerabilities and regularly blocks a high volume of attempts to gain unauthorized access to its systems. Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that may hinder the Company’s ability to identify, investigate and recover from incidents. Such attacks may also increase as a result of retaliation by threat actors against the U.S. and other countries in connection with wars and other global events. The Company operates under a hybrid workforce model and such model may be more vulnerable to security breaches.

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

MGIC Investment Corporation - Q3 2023 | 41

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

MGIC Investment Corporation - Q3 2023 | 42

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended September 30,
	2023			2022
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$234,396	51,552	$182,844	$314,267	64,642	$249,625
Adjustments:
Loss on debt extinguishment	—	—	—	11,632	2,443	9,189
Net realized investment (gains) losses	237	50	187	6,854	1,439	5,415
Adjusted pre-tax operating income / Adjusted net operating income	$234,633	$51,602	$183,031	$332,753	$68,524	$264,229

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			285,600			307,194

Net income per diluted share			$0.64			$0.81
Loss on debt extinguishment			—			0.03
Net realized investment (gains) losses			—			0.02
Adjusted net operating income per diluted share			$0.64			$0.86

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Nine Months Ended September 30,
	2023			2022
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$672,382	$143,937	$528,445	$849,597	$175,691	$673,906
Adjustments:
Loss on debt extinguishment	—	—	—	40,130	8,427	31,703
Net realized investment (gains) losses	10,619	2,230	8,389	7,435	1,561	5,874
Adjusted pre-tax operating income / Adjusted net operating income	$683,001	$146,167	$536,834	$897,162	$185,679	$711,483

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			289,924			315,029

Net income per diluted share			$1.83			$2.15
Loss on debt extinguishment			—			0.10
Net realized investment (gains) losses			0.03			0.02
Adjusted net operating income per diluted share			$1.86			$2.26	(1)
(1) Does not foot due to rounding.

MGIC Investment Corporation - Q3 2023 | 43

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

NIW for the third quarter of 2023 was $14.6 billion (Q3 2022: $19.6 billion) and for the nine months ended was $35.2 billion (YTD 2022: $63.5 billion). We expect the decrease is reflective of a smaller origination market and our market position in the current year compared with the same period in the prior year. For the remainder of the year, we expect a smaller origination market to drive a decrease in our NIW compared to 2022.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

The following tables present characteristics of our primary NIW for the three and nine months ended September 30, 2023 and 2022.

Primary NIW by FICO score
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2023	2022	2023	2022
760 and greater	50.2%	42.3%	49.2%	42.2%
740 - 759	18.1%	17.9%	18.4%	18.8%
720 - 739	13.4%	15.0%	13.5%	15.0%
700 - 719	8.8%	11.4%	9.2%	11.1%
680 - 699	5.1%	7.9%	5.3%	7.5%
660 - 679	2.9%	3.4%	2.9%	3.4%
640 - 659	0.9%	1.4%	1.0%	1.3%
639 and less	0.6%	0.7%	0.5%	0.7%

Primary NIW by loan-to-value
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2023	2022	2023	2022
95.01% and above	12.0%	11.4%	11.9%	12.5%
90.01% to 95.00%	44.1%	50.0%	45.8%	49.7%
85.01% to 90.00%	32.6%	28.8%	31.1%	27.7%
80.01% to 85.00%	11.3%	9.8%	11.2%	10.1%

Primary NIW by debt-to-income ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2023	2022	2023	2022
45.01% and above	28.2%	23.6%	25.3%	20.7%
38.01% to 45.00%	32.5%	32.7%	32.3%	32.1%
38.00% and below	39.3%	43.7%	42.4%	47.2%

Primary NIW by policy payment type
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2023	2022	2023	2022
Monthly premiums	95.8%	96.9%	96.4%	95.5%
Single premiums	4.2%	3.0%	3.6%	4.4%
Annual premiums	0.0%	0.1%	0.0%	0.1%

Primary NIW by type of mortgage
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2023	2022	2023	2022
Purchases	99.0%	98.8%	98.4%	97.2%
Refinances	1.0%	1.2%	1.6%	2.8%

MGIC Investment Corporation - Q3 2023 | 44

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

Primary NIW by number of attributes discussed above
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2023	2022	2023	2022
One	35.1%	32.8%	33.3%	31.4%
Two or more	4.6%	3.8%	4.1%	3.6%

Insurance and risk in force
The amount of our IIF and RIF is impacted by the amount of NIW and cancellations of primary IIF during the period. Cancellation activity primarily results from loan payoff and refinancing activity, or borrowers achieving the required amount of home equity through loan amortization, principal curtailment and/or home price appreciation. Claim resolutions also impact cancellations but to a much lesser extent. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Annual Persistency
Our annual persistency was 86.3% at September 30, 2023 compared to 82.2% at December 31, 2022 and 78.3% at September 30, 2022. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

IIF and RIF
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2023	2022	2023	2022
NIW	$14.6	$19.6	$35.2	$63.5
Cancellations	(12.8)	(12.8)	(36.2)	(44.3)
Increase (decrease) in primary IIF	$1.8	$6.8	$(1.0)	$19.2

Direct primary IIF as of September 30,	$294.3	$293.6	$294.3	$293.6
Direct primary RIF as of September 30,	$77.1	$75.7	$77.1	$75.7
Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of September 30, 2023, loans associated with modification programs accounted for 3.7% of our total RIF, compared to 4.2% at December 31, 2022. Loans associated with 87.4% of all our modifications were current as of September 30, 2023.

MGIC Investment Corporation - Q3 2023 | 45

The following table sets forth certain statistics associated with our primary IIF and RIF as of September 30, 2023:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.3	0.4%	$0.4	0.5%	7.4%	12.4%	—%	NM
2005-2008	10.4	3.5%	2.8	3.6%	7.0%	10.5%	—%	4.3%
2009-2015	4.6	1.6%	1.2	1.6%	4.3%	4.9%	—%	2.6%
2016	5.0	1.7%	1.3	1.7%	3.9%	3.1%	—%	10.3%
2017	6.7	2.3%	1.8	2.3%	4.3%	3.5%	—%	13.5%
2018	7.0	2.4%	1.8	2.4%	4.8%	4.2%	—%	13.9%
2019	14.9	5.1%	3.9	5.0%	4.1%	2.0%	1.6%	22.9%
2020	53.8	18.2%	13.9	18.0%	3.2%	1.0%	29.5%	47.1%
2021	90.1	30.6%	23.6	30.6%	3.1%	1.2%	29.6%	76.4%
2022	67.4	22.9%	17.9	23.2%	4.9%	1.0%	30.5%	90.8%
2023	33.1	11.3%	8.6	11.1%	6.4%	0.1%	26.7%	97.0%
Total	$294.3		$77.1
(1)May not foot due to rounding
(2)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $259 million ($187 million on pool policies with aggregate loss limits and $72 million on pool policies without aggregate loss limits) at September 30, 2023 compared to $276 million ($196 million on pool policies with aggregate loss limits and $80 million on pool policies without aggregate loss limits) at December 31, 2022. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $317 million and $226 million as of September 30, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q3 2023 | 46

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2023 and 2022.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Net premiums written	$234.5	$242.3	(3)	$695.9	$729.3	(5)

Net premiums earned	$241.3	$252.1	(4)	$726.1	$763.0	(5)
Investment income, net of expenses	55.4	42.5	30	156.9	121.1	30
Net gains (losses) on investments and other financial instruments	(0.7)	(3.3)	(79)	(13.4)	(8.8)	52
Other revenue	0.5	1.4	N/M	1.5	5.1	N/M
Total revenues (1)	$296.5	$292.8	1	$871.1	$880.5	(1)
(1) May not foot due to rounding
Net premiums written and earned
Comparative quarterly and year to date results
Premiums earned for the three and nine months ended September 30, 2023 were $241.3 million and $726.1 million, respectively, compared with $252.1 million and $763.0 million, respectively, for the same periods last year. Net premiums written for three and nine months ended September 30, 2023 were $234.5 million and $695.9 million, respectively, compared with $242.3 million and $729.3 million, respectively for the same comparable period last year.

The decrease in premiums written and earned for the three and nine months ended September 30, 2023, compared with the prior year period is primarily due to an increase in ceded premiums that was the result of a decrease in the profit commission earned on our QSR Transactions

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three and nine months ended September 30, 2023 and September 30, 2022.

Premium Yield

		Three Months Ended September 30,		Nine Months Ended September 30,
(in basis points)		2023	2022	2023	2022
In force portfolio yield	(1)	38.6	39.0	38.4	39.3
Premium refunds		0.2	0.3	—	0.1
Accelerated earnings on single premium policies		0.4	0.5	0.3	1.1
Total direct premium yield		39.2	39.8	38.7	40.5
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(6.3)	(5.1)	(5.9)	(4.7)
Net premium yield		32.9	34.7	32.8	35.8
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps for the nine months ended September 30, 2023 compared to 0.3 bps for the nine months ended September 30, 2022.

Changes in the net premium yield for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 reflect the following:

In force Portfolio Yield
è	A larger percentage of our IIF from book years with lower premium rates due to a decline in premium rates in recent years resulting from pricing competition, an in force book with lower risk characteristics, lower required capital, the availability of reinsurance, and certain policies undergoing premium rate resets on their ten-year anniversaries.

MGIC Investment Corporation - Q3 2023 | 47

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
è
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we have experienced. As a result, lower levels of ceded losses incurred result in less benefit from ceded losses incurred and a higher profit commission; higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the agreements.

The following table provides information related to our QSR Transactions for each of the three and nine months ended and as of September 30, 2023 and September 30, 2022.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022

Ceded premiums written and earned, net of profit commission	$32,693	$19,348	$90,012	$56,721
% of direct premiums written	12%	7%	11%	7%
% of direct premiums earned	11%	7%	10%	7%
Profit commission	$30,698	$47,255	$97,218	$135,049
Ceding commissions	$12,678	$13,321	$37,446	$38,355
Ceded losses incurred	$6,724	$(7,360)	$13,359	$(19,775)

			As of September 30,
Mortgage insurance portfolio:			2023	2022
Ceded RIF (Dollars in millions)
2015 QSR			$—	$641
2019 QSR			—	1,230
2020 QSR			3,449	4,081
2021 QSR			6,241	6,930
2022 QSR			4,765	4,261
2023 QSR			1,850	—
Credit Union QSR			2,557	2,145
Total ceded RIF			$18,862	$19,288

Ceded premiums written and earned, net of profit commission increased in the three and nine months ended September 30, 2023 when compared with the prior year primarily due to a decrease in the profit commission, which increases ceded premiums written and

MGIC Investment Corporation - Q3 2023 | 48

earned. The decrease in profit commission was driven by the increase in losses incurred. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

We terminated our 2015 and 2019 QSR Transactions effective December 31, 2022. We have elected to terminate our 2020 QSR Transactions effective December 31, 2023. We agreed to terms on a 30% QSR Transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2024.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NIW subject to QSR Transactions	87.2%	88.0%	87.1%	87.8%
New Risk Written subject to QSR Transactions	92.9%	93.2%	92.9%	93.2%
IIF subject to QSR Transactions	72.6%	76.8%	72.6%	76.8%
RIF subject to QSR Transactions	77.1%	82.4%	77.1%	82.4%

The decrease in IIF and RIF subject to quota share reinsurance for the three and nine months ended September 30, 2023, compared to September 30, 2022, is primarily due to the termination of our 2015 and 2019 QSR Transactions at December 31, 2022.

As of September 30, 2023, the weighted average coverage percentage of our QSR transactions was 32% based on RIF.

Excess of loss reinsurance
We have XOL Transactions with panels of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transaction”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

For policies covered by our Traditional XOL Transactions, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans until the initial excess of loss reinsurance coverage layer has been finalized. The 2022 Traditional XOL Transaction provides $142.6 million of reinsurance coverage on eligible NIW in 2022. The 2023 Traditional XOL Transaction provides up to $116.0 million of reinsurance coverage on eligible NIW in 2023.

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). As of September 30, 2023 our Home Re Transactions provided $1.3 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, and from January 1, 2020 through December 31, 2021; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions, excluding the 2023 Traditional XOL which is still in its fill up period, as of September 30, 2023, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
Home Re 2018-1	2.25%	6.50%	14.27%	21.63%	$—
Home Re 2019-1	2.50%	6.75%	17.04%	36.44%	—
Home Re 2020-1	3.00%	7.50%	7.34%	8.76%	—
Home Re 2021-1	2.25%	6.50%	3.87%	7.58%	117,320
Home Re 2021-2	2.10%	6.50%	2.98%	7.31%	209,994
Home Re 2022-1	2.75%	6.75%	3.19%	7.56%	383,499
2022 Traditional XOL	2.60%	7.10%	2.75%	7.50%	137,547
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

MGIC Investment Corporation - Q3 2023 | 49

In October, 2023 Home Re 2019-1 Ltd., Home Re 2021-1 Ltd., and Home Re 2021-2 Ltd conducted tender offers for certain tranches of the mortgage insurance-linked notes that supported the reinsurance agreements with MGIC. The tender offer resulted in the reduction in the insurance-linked notes of $187.1 million for the Home Re 2019-1 Ltd, $91.1 million for the Home Re 2021-1 Ltd., and $106.7 million for the Home Re 2021-2 Ltd. The reinsurance coverage corresponding to the tendered notes was terminated. MGIC will incur approximately $8.0 million of additional ceded premium in the fourth quarter associated with the cost of the tender premiums and associated expenses.

Also in October, 2023, MGIC entered into a $330.2 million excess-of-loss reinsurance agreement (executed through an insurance linked note transaction) that covers policies with inforce dates from June 1, 2022 through August 31, 2023.

Ceded premiums on our XOL Transactions were $17.5 million and $51.8 million, respectively, for the three and nine months ended September 30, 2023, and $19.9 million and $50.9 million, respectively, for the three and nine months ended September 30, 2022.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

Investment income
Comparative quarterly and year to date results
Net investment income in the three and nine months ended September 30, 2023 was $55.4 million and $156.9 million, respectively, compared with $42.5 million and $121.1 million, in comparison to the corresponding periods in the prior year. The increase in net investment income was primarily due to an increase of approximately 80 basis points in the average investment yields.

Losses and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Losses incurred, net	$(0.1)	$(105.1)	100	$(11.3)	$(223.4)	95
Amortization of deferred policy acquisition costs	2.8	3.2	(13)	7.9	8.9	(11)
Other underwriting and operating expenses, net	50.1	58.5	(14)	174.2	166.7	4
Loss on debt extinguishment	—	11.6	N/M	—	40.1	N/M
Interest expense	9.3	10.3	(10)	28.0	38.7	(28)
Total losses and expenses (1)	$62.1	$(21.5)	(389)	$198.8	$30.9	543
(1) May not foot due to rounding

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

Prior to the COVID-19 pandemic, losses incurred followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets and various other factors may result in delinquencies not following the typical pattern.

For information on how pandemics and other natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other natural disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs". As discussed in our Risk Factor titled “Because we establish loss reserves

MGIC Investment Corporation - Q3 2023 | 50

only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of September 30, 2023 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Comparative quarterly results
Losses incurred, net for the third quarter of 2023 were $(0.1) million, an increase of $105.0 million compared to the third quarter of 2022 losses incurred, net of $(105.1) million. While new delinquency notices added approximately $48.1 million for the three months ended September 30, 2023, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $48.2 million. For the three months ended September 30, 2022, new delinquency notices added approximately $35.9 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $140.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Comparative year to date results
Losses incurred, net for the nine months ended September 30, 2023 were $(11.3) million, an increase of $212.1 million compared with losses incurred of $(223.4) million for the nine months ended September 30, 2022. While new delinquency notices added approximately $137.6 million for the nine months ended September 30, 2023, our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $148.9 million. For the nine months ended September 30, 2022, new delinquency notices added approximately $104.1 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $327.5 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Composition of losses incurred
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Current year / New notices	$48.1	$35.9	$137.6	$104.1
Prior year reserve development	(48.2)	(140.9)	(148.9)	(327.5)
Losses incurred, net (1)	$(0.1)	$(105.1)	$(11.3)	$(223.4)
(1) May not foot due to rounding

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of losses incurred, net to net premiums earned. The loss ratio was 0.0% and (1.6)% for the three and nine months ended September 30, 2023, compared with (41.7%) and (29.3%), respectively, for the corresponding periods in the prior year. The increase in the loss ratio for the three and nine months ended September 30, 2023 compared to the respective prior year period was primarily due to the increase in losses incurred discussed above.

MGIC Investment Corporation - Q3 2023 | 51

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three and nine months ended and as of:
September 30, 2023
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Nine Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	883	2,543	2,109	19
2005-2008	2,889	8,158	7,236	18
2009-2015	631	2,009	1,506	11
2016	451	1,346	927	10
2017	666	1,862	1,369	9
2018	786	2,286	1,713	9
2019	772	2,236	1,512	8
2020	1,310	3,662	2,274	6
2021	2,268	6,272	3,806	5
2022	1,426	3,543	2,143	5
2023	158	200	125	3
Total	12,240	34,117	24,720	11
Claim rate on new notices (1)	7.5%

September 30, 2022
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Nine Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	937	2,771	2,486	19
2005-2008	2,960	8,815	8,633	19
2009-2015	758	2,308	2,123	13
2016	519	1,549	1,308	11
2017	708	2,064	1,781	11
2018	834	2,387	2,106	10
2019	819	2,363	1,893	10
2020	1,252	3,680	2,498	7
2021	1,781	4,593	2,688	5
2022	422	559	362	3
Total	10,990	31,089	25,878	13
Claim rate on new notices (1)	7.5%

(1) Claim rate is the respective year to date weighted average rate.

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

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

The majority of loans insured prior to 2009 (which represent 38% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim.

MGIC Investment Corporation - Q3 2023 | 52

Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2023	43,414	28,538	65.7%	41
Q2 2023	40,013	29,803	74.5%	43
Q1 2023	37,412	28,227	75.4%	42
Q4 2022	38,903	28,492	73.2%	41
Q3 2022	37,625	23,461	62.4%	46
Q2 2022	44,106	27,374	62.1%	41
Q1 2022	38,009	27,662	72.8%	45

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

Delinquency inventory - number of payments delinquent
	September 30, 2023	December 31, 2022	September 30, 2022
3 payments or less	11,867	11,484	10,137
4-11 payments	7,570	8,026	7,831
12 payments or more (1)	5,283	6,877	7,910
Total	24,720	26,387	25,878

3 payments or less	48%	44%	40%
4-11 payments	31%	30%	30%
12 payments or more	21%	26%	30%
Total	100%	100%	100%
(1)Approximately 34%, 28%, and 25% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and nine months ended September 30, 2023 were consistent with the same period in the prior year. Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place, and it has not yet appreciably increased from those suppressed levels. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property. In addition, an increase in third party property sales prior to claim settlement, has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

MGIC Investment Corporation - Q3 2023 | 53

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2023 and 2022.

Net losses and LAE paid
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Total primary (excluding settlements)	$10	$8	$29	$26
Claims paying practices and NPL settlements	—	1	—	5
Direct losses paid	10	9	29	31
Reinsurance	(1)	—	(1)	(1)
Net losses paid	9	9	28	30
LAE	2	2	5	6
Net losses and LAE paid	$11	$11	$33	$36

Average Claim Paid	$28,538	$23,461	$28,876	$26,121
The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans at September 30, 2023, December 31, 2022 and September 30, 2022 for the top 5 jurisdictions (based on the September 30, 2023 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	September 30, 2023	December 31, 2022	September 30, 2022
Florida	$61,596	$59,515	$57,393
Texas	58,582	53,364	52,111
Illinois	42,603	41,640	41,160
Pennsylvania	42,858	40,993	40,723
New York	77,444	74,760	75,236
All other jurisdictions	55,229	51,693	50,606
All jurisdictions	$55,717	$52,511	$51,403

The primary average RIF on all loans was $66,962, $64,784, and $63,951 at September 30, 2023, December 31, 2022, and September 30, 2022, respectively.

Loss reserves
The gross reserves at September 30, 2023, December 31, 2022, and September 30, 2022 appear in the table below.

Gross reserves
	September 30, 2023		December 31, 2022		September 30, 2022
Primary:
Direct case loss reserves (in millions)	$467		$498		$540
Direct IBNR and LAE reserves	55		56		59
Total primary direct loss reserves	$522		$554		$599

Ending delinquent inventory		24,720		26,387		25,878
Percentage of loans delinquent (delinquency rate)		2.14%		2.22%		2.17%
Average total primary loss reserves per delinquency		$21,119		$20,994		$23,128
Primary claims received inventory included in ending delinquent inventory		284		267		244

Other gross reserves (1) (in millions)	$4		$4		$4
(1)Other Gross Reserves includes direct and assumed reserves that are not included within our primary loss reserves.

MGIC Investment Corporation - Q3 2023 | 54

The primary delinquency inventory for the top 15 jurisdictions (based on September 30, 2023 delinquency inventory) at September 30, 2023, December 31, 2022 and September 30, 2022 appears in the following table.

Primary delinquency inventory by jurisdiction
	September 30, 2023	December 31, 2022	September 30, 2022
Florida *	2,025	2,414	2,013
Texas	1,909	1,935	1,911
Illinois *	1,547	1,640	1,708
Pennsylvania *	1,466	1,525	1,500
New York *	1,370	1,399	1,421
California	1,325	1,336	1,340
Ohio *	1,221	1,322	1,227
Michigan	1,016	965	999
Georgia	940	954	958
New Jersey *	767	841	835
North Carolina	666	753	764
Maryland	659	719	715
Indiana *	617	622	574
Minnesota	541	573	574
Wisconsin *	528	542	555
All other jurisdictions	8,123	8,847	8,784
Total	24,720	26,387	25,878
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at September 30, 2023, December 31, 2022 and September 30, 2022 appears in the following table.

Primary delinquency inventory by policy year
	September 30, 2023	December 31, 2022	September 30, 2022
Policy year:
2004 and prior	2,109	2,471	2,486
2004 and prior %	9%	9%	10%
2005	1,296	1,438	1,456
2006	2,125	2,388	2,427
2007	3,114	3,680	3,860
2008	701	811	890
2005 - 2008%	29%	32%	33%
2009	42	51	52
2010	31	31	43
2011	22	43	52
2012	58	72	81
2013	175	243	270
2014	458	633	668
2015	720	944	957
2009 - 2015%	6%	8%	8%
2016	927	1,249	1,308
2017	1,369	1,719	1,781
2018	1,713	2,060	2,106
2019	1,512	1,823	1,893
2020	2,274	2,558	2,498
2021	3,806	3,307	2,688
2022	2,143	866	362
2023	125	—	—
2016 and later %	56%	51%	49%

Total	24,720	26,387	25,878

MGIC Investment Corporation - Q3 2023 | 55

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2023, 65% of our primary RIF was written subsequent to December 31, 2020, 83% of our primary RIF was written subsequent to December 31, 2019, and 88% of our primary RIF was written subsequent to December 31, 2018.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three and nine months ended September 30, 2023, were $50.1 million and $174.2 million, respectively, compared with $58.5 million and $166.7 million, for the corresponding periods in the prior year. Underwriting and other expenses, net decreased during the three months ended September 30, 2023 compared with the same period in the prior year primarily due to a decrease in expenses related to professional and consulting services as well as a decrease in pension expenses related to settlement accounting charges.

The increase in underwriting and other expenses, net for the nine months ended September 30, 2023 was primarily due to an increase in performance based employee compensation, and an increase in postretirement benefit expenses, offset partially by a decrease in expenses related to professional and consulting services and a decrease in pension expenses related to settlement accounting charges. We will incur additional settlement accounting charges during the remainder of 2023; however, the magnitude and timing is uncertain.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Underwriting expense ratio	22.2%	24.6%	25.8%	23.3%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio for the three months ended September 30, 2023, decreased compared with the same period in the prior year primarily due to a decrease in underwriting and other expenses, net, partially offset by a decrease in net premiums written. The underwriting expense ratio for the nine months ended September 30, 2023 increased compared with the same period in the prior year primarily due to an increase in underwriting expenses and a decrease in net premiums written.

Loss on debt extinguishment
We did not record a loss on debt extinguishment in the nine months ended September 30, 2023, associated with the redemption of our 9% Debenture. For the nine months ended September 30, 2022, we recorded a loss on debt extinguishment of $40.1 million, related to a loss of $32.0 million on the repurchase of $88.9 million in aggregate principal of our 9% Debentures, a loss of $6.8 million on the redemption of our 2023 Senior Notes at costs in excess of their carrying value, and a prepayment fee of $1.3 million on the repayment of our FHLB advance. See Note 3 - “Debt” to our consolidated financial statements for a discussion of the 9% Debenture conversion in 2023.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except rate)	2023	2022	2023	2022
Income before tax	$234.4	$314.3	$672.4	$849.6
Provision for income taxes	$51.6	$64.6	$143.9	$175.7
Effective tax rate	22.0%	20.6%	21.4%	20.7%

Our effective tax rate for the three and nine months ended September 30, 2023 and 2022 approximated the statutory tax rate of 21%.

MGIC Investment Corporation - Q3 2023 | 56

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2022.

Consolidated balance sheets - Assets

(in thousands)	September 30, 2023	December 31, 2022	% Change
Investments	$5,596,336	$5,424,688	3
Cash and cash equivalents	266,543	327,384	(19)
Reinsurance recoverable on loss reserves	40,934	28,240	45
Reinsurance recoverable on paid losses	265	18,081	(99)
Deferred incomes taxes, net	132,030	124,769	6
Other assets	295,571	290,631	2
Total Assets	$6,331,679	$6,213,793	2

Investments - Our investments increased to $5.6 billion as of September 30, 2023 from $5.4 billion as of December 31, 2022. The increase is primarily due to net investment purchases, offset by a decrease in the fair value of our investment portfolio due to the increase in the prevailing market interest rates.

The average duration and investment yield of our investment portfolio as of September 30, 2023 and December 31, 2022 are shown in the table below.

Portfolio duration and embedded investment yield
	September 30, 2023	December 31, 2022
Duration (in years)	4.1	4.3
Pre-tax yield (1)	3.6%	3.0%
After-tax yield (1)	2.9%	2.5%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of September 30, 2023 and December 31, 2022 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
September 30, 2023	13%	34%	34%	19%
December 31, 2022	18%	28%	34%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

The decrease in fixed income securities with an AAA rating at September 30, 2023 was primarily from the downgrade of the United States government’s credit rating to AA+ by Fitch in the third quarter.

Cash and cash equivalents - Our cash and cash equivalents balance decreased to $266.5 million as of September 30, 2023, from $327.4 million as of December 31, 2022, as net cash generated from operating activities was offset by cash used in investing and financing activities.

Reinsurance recoverable on paid losses - Reinsurance recoverable on paid losses decreased to $0.3 million at September 30, 2023, from $18.1 million at December 31, 2022. At December 31, 2022 the reinsurance recoverable on paid losses is primarily composed of losses recoverable from reinsurers at the time of termination of the 2015 and 2019 QSR Transactions. Generally, in a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers.

Income Taxes - Our current income tax receivable was $8.8 million and $5.3 million at September 30, 2023 and December 31, 2022, respectively and is included as a component of other assets in our consolidated balance sheets. Our deferred tax asset was $132.0 million and $124.8 million at September 30, 2023 and December 31, 2022, respectively. The change in our deferred income tax asset was primarily due to the tax effect of unrealized losses generated by the investment portfolio during the first nine months of 2023. We owned $806.2 million and $661.7 million of tax and loss bonds at September 30, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation - Q3 2023 | 57

Consolidated balance sheets - Liabilities and equity

(in thousands)	September 30, 2023	December 31, 2022	% Change
Loss reserves	$525,528	$557,988	(6)
Unearned premiums	165,093	195,289	(15)
Long-term debt	642,828	662,810	(3)
Other liabilities	143,525	154,966	(7)
Total Liabilities	$1,476,974	$1,571,053	(6)
Common stock	371,353	371,353	—
Paid-in capital	1,799,624	1,798,842	—
Treasury stock	(1,260,422)	(1,050,238)	20
Accumulated other comprehensive income (loss), net of tax	(496,895)	(481,511)	(3)
Retained earnings	4,441,045	4,004,294	11
Shareholders’ equity	$4,854,705	$4,642,740	5

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $525.5 million as of September 30, 2023, from $558.0 million as of December 31, 2022. The decrease in loss reserves is primarily from favorable development of $148.9 million on previously received delinquency notices, partially offset by loss reserves established on new notices. Reinsurance recoverables on loss reserves were $40.9 million and $28.2 million as of September 30, 2023 and December 31, 2022, respectively.

Long-term debt - The decrease in our long-term debt at September 2023, was the result of the conversion of our 9% Debentures in September 2023. Under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal of $21.1 million. Prior to the redemption date, substantially all holders elected to convert into shares of our common stock. We elected to pay cash in lieu of issuing shares.

Unearned premiums - Our unearned premium decreased to $165.1 million as of September 30, 2023 from $195.3 million as of December 31, 2022 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Shareholder’s equity - The increase in shareholders’ equity primarily relates to net income, partially offset by repurchases of our common stock and dividends paid to shareholders in the nine months ended September 30, 2023.

MGIC Investment Corporation - Q3 2023 | 58

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

Summary of consolidated cash flows
	Nine Months Ended September 30,
(In thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$526,716	$483,793
Investing activities	(240,754)	380,962
Financing activities	(343,750)	(919,955)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(57,788)	$(55,200)
Net cash provided by operating activities for the nine months ended September 30, 2023 increased when compared with the same period of 2022 primarily due to decreases in income taxes paid, interest expense paid on our outstanding debt obligations, and underwriting expenses paid, and an increase in investment income collected. This was offset by an increase in losses paid, net of the reinsurance recoverable on paid losses and a decrease in net premiums received.

We also have purchase obligations totaling approximately $17.1 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $5.9 million for our purchase obligations.

Future contributions to our qualified pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Net cash used in investing activities for the nine months ended September 30, 2023 primarily reflects purchases of fixed income securities during the period that exceeded sales and maturities of fixed income securities during the period as cash from operations was available for additional investment. Net cash provided by investing activities for the nine months ended September 30, 2022 primarily reflects sales and maturities of fixed income securities during the period that exceeded purchases as proceeds were used in financing activities.

Net cash used in financing activities for the nine months ended September 30, 2023 primarily reflects the repurchases of our common stock, dividends to shareholders, and the conversion of our 9% Debentures. Net cash used in financing activities for the nine months ended September 30, 2022 primarily reflects repurchases of our common stock, repayment of our 5.75% Notes and our FHLB Advance, the repurchase of a portion of our 9% Debentures, and dividends paid to shareholders.

Capitalization
Debt - holding company
As of September 30, 2023, our holding company’s debt obligations were $650.0 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the terms of our indebtedness. The description in Note 7 - “Debt” to our consolidated financial statements in our Annual Report on Form 10-K is qualified in its entirety by the terms of the notes.

Liquidity analysis - holding company
As of September 30, 2023, we had approximately $723.0 million in cash and investments at our holding company. Resources are maintained to service our debt interest expense, pay debt maturities, repurchase debt, and to settle intercompany obligations. We also use holding company resources to repurchase shares and pay dividends to shareholders. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal sources of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of PMIERs Available Assets to maintain in excess of Minimum Required Assets. Other sources of holding company liquidity include raising capital in the public markets. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

MGIC Investment Corporation - Q3 2023 | 59

In the nine months ended September 30, 2023, we paid $91.1 million in dividends to shareholders. On October 26, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.115 per share to shareholders of record on November 9, 2023.

In the nine months ended September 30, 2023, our holding company cash and investments increased by $76.0 million. The net unrealized losses on our holding company investment portfolio were approximately $9.1 million at September 30, 2023, and the portfolio had a modified duration of approximately 1.3 years.

Significant cash and investments inflows at our holding company during the nine months ended September 30, 2023:
•$300.0 million dividend received from MGIC
•$110.2 million intercompany tax receipts, and
•$14.6 million of investment income.

Significant cash outflows at our holding company during the nine months ended September 30, 2023:
•$214.6 million of net share repurchase transactions,
•$91.1 million of cash dividends paid to shareholders,
•$35.1 million of interest payments on our outstanding debt obligations, and
•$28.6 million cash paid in lieu of issuing shares on the conversion of our 9% Debentures.

MGIC paid $300.0 million in dividends to our holding company in the nine months ended September 30, 2023. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. In October 2023, MGIC paid a $300 million dividend to our holding company.

In the nine months ended September 30, 2023, we repurchased 14.7 million shares of our common stock using $217.8 million of holding company cash. As of September 30, 2023 we had remaining authorization to repurchase $396.0 million of our common stock through July 1, 2025 under a share repurchase program approved by our Board of Directors in April 2023. Through October 27, 2023, we repurchased an additional 2.2 million shares totaling $36.5 million under the remaining authorization.

Over the next twelve months the principal demand on our holding company resources will be interest payments on our 5.25% Notes approximating $34.1 million and dividends to shareholders. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

We may also use additional holding company cash to repurchase additional shares. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions. See "Overview-Capital" of this MD&A for a discussion of our share repurchase programs.

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at September 30, 2023. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of September 30, 2023, MGIC’s Available Assets under the PMIERs totaled approximately $6.0 billion, an excess of approximately $2.4 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.2 billion of capital credit under the PMIERs as of September 30, 2023. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

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

MGIC Investment Corporation - Q3 2023 | 60

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	September 30, 2023	December 31, 2022
RIF - net (1)	56,032	$56,292
Statutory policyholders’ surplus	855	921
Statutory contingency loss reserve	5,002	4,597
Statutory policyholders’ position	$5,857	$5,518
Risk-to-capital	9.6:1	10.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at September 30, 2023 and $1.4 billion at December 31, 2022) for which loss reserves have been established.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our Risk Factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	A3	Stable
Standard and Poor’s Rating Services	BBB+	Stable
A.M. Best	A-	Positive

MAC financial strength ratings
Rating Agency	Rating	Outlook
A.M. Best	A-	Positive

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MGIC Investment Corporation - Q3 2023 | 61

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by Part II, Item 1 A of our quarterly report on Form 10Q for the quarters ended March 31, 2023 and June 30, 2023, and Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by this 10‑Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2023, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2023 | 62

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
The ICE Benchmark Administration, the administrator of LIBOR, ceased publishing all USD LIBOR tenors on June 30, 2023. We evaluated the impact of the discontinuance of LIBOR on our consolidated financial statements and determined it will not have a material impact. As such, the risk factor titled “The Company may be adversely impacted by the transition from LIBOR as a reference rate“ has been deleted.
Risk Factors Relating to Global Events
Wars and/or other global events may adversely affect the U.S. economy and our business.
Wars and/or other global events may result in increased inflation rates, strained supply chains, and increased volatility in the domestic and global financial markets. Wars and/or other global events have in the past and may continue to impact our business in various ways, including the following which are described in more detail in the remainder of these risk factors:
•The terms under which we are able to obtain excess-of-loss ("XOL") reinsurance through the insurance-linked notes ("ILN") market and the traditional reinsurance market may be negatively impacted and terms under which we are able to access those markets in the future may be limited or less attractive.
•The risk of a cybersecurity incident that affects our company may increase.
•Wars may negatively impact the domestic economy, which may increase unemployment and inflation, or decrease home prices, in each case leading to an increase in loan delinquencies.
•The volatility in the financial markets may impact the performance of our investment portfolio and our investment portfolio may include investments in companies or securities that are negatively impacted by wars and/or other global events.
Risk Factors Relating to the Mortgage Insurance Industry and its Regulation
We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility.
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
Based on our interpretation of the PMIERs, as of September 30, 2023, MGIC’s Available Assets totaled $6.0 billion, or $2.4 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. Our "Minimum Required Assets" reflect a credit for risk ceded under our quota share reinsurance ("QSR") and XOL reinsurance transactions, which are discussed in our risk factor titled "The mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." The calculated credit for XOL reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment points of the coverage, all of which fluctuate over time. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. Refer to “Consolidated Results of Operations – Reinsurance Transactions” in Part I, Item 2 of our Quarterly Report on Form 10-Q for information about the calculated PMIERs credit for our XOL transactions. There is a risk we will not receive our current level of credit in future periods for ceded risk. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalty.
The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. If the number of loan delinquencies increases for reasons discussed in these risk factors, or otherwise, it may cause our Minimum Required Assets to exceed our Available Assets. We are unable to predict the ultimate number of loans that will become delinquent.

MGIC Investment Corporation - Q3 2023 | 63

If our Available Assets fall below our Minimum Required Assets, we would not be in compliance with the PMIERs. The PMIERs provide a list of remediation actions for a mortgage insurer's non-compliance, with additional actions possible in the GSEs' discretion. At the extreme, the GSEs may suspend or terminate our eligibility to insure loans purchased by them. Such suspension or termination would significantly reduce the volume of our NIW, the substantial majority of which is for loans delivered to or purchased by the GSEs. In addition to the increase in Minimum Required Assets associated with delinquent loans, factors that may negatively impact MGIC’s ability to continue to comply with the financial requirements of the PMIERs include the following:
•The GSEs may make the PMIERs more onerous in the future. The PMIERs provide that the GSEs may amend any provision of the PMIERs or impose additional requirements with an effective date specified by the GSEs.
•The PMIERs provide that the factors that determine Minimum Required Assets will be updated periodically, or as needed if there is a significant change in macroeconomic conditions or loan performance. The PMIERs state that the GSEs will provide notice 180 days prior to the effective date of updates to the factors that determine Minimum Required Assets; however, the GSEs may amend the PMIERs at any time, including by imposing restrictions specific to our company.
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
At September 30, 2023, MGIC’s risk-to-capital ratio was 9.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.1 billion. Our risk-to-capital ratio and MPP reflect credit for the risk ceded under our quota share reinsurance and excess of loss transactions in the traditional reinsurance and ILN markets with unaffiliated reinsurers. If MGIC is not allowed an agreed level of credit under the State Capital Requirements, MGIC may terminate the reinsurance transactions, without penalty.
The NAIC established a Mortgage Guaranty Insurance Working Group to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. A draft of a revised Mortgage Guaranty Insurance Model Act was adopted by the Financial Condition Committee in July 2023 and by the Executive Committee and Plenary NAIC in August 2023. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business.
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

MGIC Investment Corporation - Q3 2023 | 64

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended September 30, 2023.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
July 1, 2023	July 31, 2023	1,141,205	$16.20	1,141,205	$444,949,020
August 1, 2023	August 31, 2023	1,341,718	17.47	1,341,718	421,507,117
September 1, 2023	September 30, 2023	1,460,585	17.17	1,460,585	$396,431,280
		3,943,508	$16.99	3,943,508

(1)In April 2023, our Board of Directors authorized a share repurchase program under which as of September 30, 2023, we may repurchase up to an additional $396 million of our common stock through July 1, 2025. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

Item 5. Other Information
During the three months ended September 30, 2023, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2023 | 65

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 31, 2023.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q3 2023 | 66