Form 10-K
period 2023-12-31
MGIC INVESTMENT CORP
filed 2024-02-21
CIK 876437

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue
Milwaukee,	Wisconsin	53202
(Address of principal executive offices)		(Zip Code)
(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1 per share	MTG	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements the required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
MGIC Investment Corporation 2023 Form 10-K | 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. : Approximately $4.4 billion*

* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 16, 2024, there were 269,669,667 shares of common stock of the registrant, par value $1.00 per share, outstanding.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2024 Annual Meeting of Shareholders, provided such Proxy Statement is filed within 120 days after December 31, 2023. If not so filed, the information provided in Items 10 through 14 of Part III will be included in an amended Form 10-K filed within such 120 day period.
Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

MGIC Investment Corporation 2023 Form 10-K | 2

MGIC Investment Corporation and Subsidiaries

MGIC Investment Corporation 2023 Form 10-K | 3

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

BPS
Basis Points

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

MGIC Investment Corporation 2023 Form 10-K | 4

MGIC Investment Corporation and Subsidiaries

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

MGIC Investment Corporation 2023 Form 10-K | 5

MGIC Investment Corporation and Subsidiaries

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

NIW
New Insurance Written, is the aggregate original principal amount of the mortgages that are insured during a period

N/M
Data, or calculation, deemed not meaningful for the period presented

NPL Settlement
The commutation of coverage on non-performing loans, which are delinquent loans, at any stage in its delinquency

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

2020 QSR
Our QSR transaction that provided coverage on eligible NIW in 2020

2021 QSR
Our QSR transactions that provides coverage on eligible NIW in 2021

2022 QSR
Our QSR transactions that provide coverage on eligible NIW in 2022

2023 QSR
Our QSR transaction that provides coverage on eligible NIW in 2023

2024 QSR
Our QSR transaction that provides coverage on eligible NIW in 2024

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
Residential mortgage-backed securities

MGIC Investment Corporation 2023 Form 10-K | 6

MGIC Investment Corporation and Subsidiaries

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

2022 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW in 2022

2023 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW in 2023

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of the other underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written

Underwriting profit
Net premiums earned minus losses incurred, net and other underwriting and operating expenses, net

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions

MGIC Investment Corporation 2023 Form 10-K | 7

Item 1. Business
See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report.

A.    General
We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance, other mortgage credit risk management solutions, and ancillary services. In 2023, our total revenues were $1.2 billion and our primary NIW was $46.1 billion. As of December 31, 2023, our direct primary IIF was $293.5 billion and our direct primary RIF was $77.2 billion. For further information about our results of operations, see our consolidated financial statements in Item 8 and our MD&A in Item 7. As of December 31, 2023, our principal mortgage insurance subsidiary, MGIC, was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. During 2023, we wrote new insurance in each of those jurisdictions.
2024 BUSINESS STRATEGIES
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
2023 ACCOMPLISHMENTS
Following are several of our 2023 accomplishments that furthered our business strategies.
•Earned $713 million of net income ($2.49 per diluted share) for the year, compared to $865 million ($2.79 per diluted share) in 2022.
•Expanded our reinsurance program by securing quota share reinsurance covering the majority of our 2024 NIW, entered into a $330 million excess of loss reinsurance agreement executed through a mortgage insurance linked notes transaction in the capital market, and placed a forward-commitment excess of loss reinsurance agreement covering 2023 NIW. These transactions allow us to better manage our risk profile, and they provide an alternative source of capital.
•Conducted tender offers on certain tranches of our Home Re 2019-1 Ltd., Home Re 2021-1 Ltd., and Home Re 2021-2 Ltd insurance linked notes that were not providing efficient PMIERs benefit. The tender offers resulted in the reduction in the insurance-linked notes of $187.1 million for the Home Re 2019-1 Ltd, $91.1 million for the Home Re 2021-1 Ltd., and $106.7 million for the Home Re 2021-2 Ltd.
•Paid $600 million of cash dividends from MGIC to our holding company.
•Maintained financial strength and capital flexibility while returning approximately $465 million in capital to shareholders:
◦Repurchased 7.4% of our shares outstanding at the beginning of the year.
◦Increased dividends to shareholders by 15% in the second half of 2023.
•Redeemed the outstanding principal of $21.1 million on our 9% Convertible Junior Subordinated Debentures ("9% Debentures) for cash of $28.6 million in lieu of issuing shares of common stock.
•Established an Enterprise Project Management Office to prioritize and monitor the progress of our technological initiatives and investments. Continued to transform our business processes along a number of dimensions, including data and analytics, modeling, and data management.
•Continued work on our Affordable Housing Strategy through sponsored research, partnerships, and support for local and national organizations including the Community Development Financial Institutions Coalition, National Association of Hispanic Real Estate Professionals, National Association of Local Housing Financing Agencies, National Association of Real Estate Brokers, and National Conference of State Housing Agencies.
•Continued to make progress in our diversity, equity and inclusion ("DEI") work, including the launch of our "DEI Compass" webinar series, co-worker learning and development opportunities, and a community grant program whereby co-workers nominated non-profit organizations to which the Company made donations.

MGIC Investment Corporation 2023 Form 10-K | 8

MGIC Investment Corporation and Subsidiaries

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
In 2022 the GSEs each published Equitable Housing Finance Plans ("Plans"). Updated Plans were subsequently published by each GSE in April 2023. The Plans seek to advance equity in housing finance over a three-year period and include potential changes to the GSEs’ business practices and policies. Specifically relating to mortgage insurance, (1) Fannie Mae’s Plan includes the creation of special purpose credit program(s) ("SPCPs") targeted to historically underserved borrowers with a goal of lowering costs for such borrowers through lower than standard mortgage insurance requirements; and (2) Freddie Mac’s Plan includes plans to work with mortgage insurers to look for ways to lower mortgage costs, the creation of SPCPs targeted to historically underserved borrowers, and the planned purchase of loans originated through lender-created SPCPs. To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, including more broadly than through SPCPs, such changes may negatively impact the mortgage insurance industry.

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
The GSEs have private mortgage insurer eligibility requirements, or "PMIERs", for private mortgage insurers that insure loans delivered to or purchased by the GSEs. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In calculating Minimum Required Assets, MGIC receives significant credit for risk ceded under reinsurance transactions. See "Reinsurance" in this Item 1 for information about our reinsurance transactions and "Regulation – Direct Regulation" in this Item 1 for information about our compliance with the financial requirements of the PMIERs.
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
The COVID-19 pandemic had a material impact on our 2020 financial results. The increased level of unemployment and economic uncertainty resulted in an increase in our delinquency inventory for which we recorded increased loss reserves. Since that time, our mortgage delinquency inventory has decreased significantly and is below the levels seen immediately before the onset of the pandemic. The overall decline in the delinquency inventory, along with favorable loss reserve development in recent years has resulted in decreased losses incurred and increased net income.
In 2023, $284 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $405 for the full year of 2022, and $585 billion for full year 2021. The high 2021 volume resulted, in part, from historically low interest rates driving sustained borrower demand, including for refinances, and the effect that the COVID-19 pandemic had on demand for homes.
For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA, VA and USDA. The publication Inside Mortgage Finance estimates that in 2023, the FHA accounted for 33.2% of low down payment residential mortgages

MGIC Investment Corporation 2023 Form 10-K | 9

MGIC Investment Corporation and Subsidiaries

that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 26.7% in 2022 and 24.7% in 2021. Since 2012, the FHA’s market share has been as low as 23.4% (2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. On February 22, 2023, the FHA announced a 30-basis point decrease in its mortgage insurance premium rates. This rate reduction has negatively impacted our NIW. We are unable to predict the extent of any further impact on our NIW or how the factors that affect the FHA's share of NIW will change in the future.
Inside Mortgage Finance estimates that in 2023, the VA accounted for 21.5% of all low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 24.5% in 2022 and 30.2% in 2021. Since 2012, the VA's market share has been as high as 30.9% (in 2020). The VA's 2023 market share was the lowest since 2013 (22.8%). We believe that the VA’s market share grows as the number of borrowers that are eligible for the VA’s program increases and when eligible borrowers opt to use the VA program when refinancing their mortgages. The VA program offers 100% LTV loans and charges a one-time funding fee that can be included in the loan amount.
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
The GSEs (and other investors) have also used other forms of credit enhancement that did not involve traditional private mortgage insurance, such as engaging in credit-linked note transactions executed in the capital markets, and using other forms of debt issuances or securitizations that transfer credit risk directly to other investors, including competitors and an affiliate of MGIC; and using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage.
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
In addition to being subject to the requirements and practices of the GSEs, private mortgage insurers are subject to comprehensive, detailed regulation by state insurance departments. The insurance laws of 16 jurisdictions, including Wisconsin, MGIC's domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. Additionally, in 2023 a revised Mortgage Guaranty Insurance Model Act was adopted by the NAIC. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements.

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

MGIC Investment Corporation 2023 Form 10-K | 10

MGIC Investment Corporation and Subsidiaries

B. Our Products and Services
MORTGAGE INSURANCE
In general, there are two principal types of private mortgage insurance: “primary” and “pool.”
Primary Insurance
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

References in this document to amounts of insurance written or in force, risk written or risk in force, and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. Our new primary insurance written was $46.1 billion in 2023, compared to $76.4 billion in 2022 and $120.2 billion in 2021. The 2023 decrease compared to 2022 reflects a smaller purchase mortgage originations market.
The following charts show, on a direct basis, our primary IIF and primary RIF as of December 31 for the years indicated.

Primary insurance and risk in force
(In billions)	2023	2022	2021	2020	2019
Primary IIF	$293.5	$295.3	$274.4	$246.6	$222.3
Primary RIF	77.2	76.5	69.3	61.8	57.2

For loans sold to a GSE, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2023, a substantial majority of our volume was on loans with GSE standard or higher coverage.
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
In general, mortgage insurance coverage cannot be terminated by the insurer. However, subject to certain restrictions on our rescission rights as specified in our insurance policy, we may terminate or rescind coverage for, among other reasons, non-payment of premium, certain material misrepresentations and fraud in connection with the application for the insurance policy. Mortgage insurance coverage under monthly or annual premium plans are renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages.
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

MGIC Investment Corporation 2023 Form 10-K | 11

MGIC Investment Corporation and Subsidiaries

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
The percentage of NIW on loans representing refinances was 2% for 2023, compared to 3% for 2022 and 20% for 2021. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be NIW. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and NIW. When a lender and borrower modify a loan rather than replace it with a new one or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans are not included in our NIW.
In addition to varying with the coverage percentage, our premium rates for insurance have varied depending upon the perceived risk of a claim on the insured loan and thus have taken into account, among other things, the LTV ratio, the borrower’s credit score and DTI ratio, the number of borrowers, the property location, the mortgage term and whether the property is the borrower’s primary residence. In recent years, the mortgage insurance industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i)"risk based pricing systems" that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans.

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
During 2023, 2022 and 2021, the single premium plan represented approximately 4%, 4% and 7%, respectively, of our NIW. The monthly premium plan represented approximately 96%, 96% and 93%, respectively. The annual premium plan represented less than 1% of NIW in each of those years. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
Pool and Other Insurance
Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the amount of the loss on a defaulted mortgage loan that exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. We have written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, we may write pool risk in the future. As of December 31, 2023, our direct pool RIF was $256 million ($186 million on pool policies with aggregate loss limits and $70 million on pool policies without aggregate loss limits).

In connection with the GSEs' credit risk transfer programs, we provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. The amount of risk associated with these transactions is currently $310 million.

MGIC Investment Corporation 2023 Form 10-K | 12

MGIC Investment Corporation and Subsidiaries

MORTGAGE INSURANCE PORTFOLIO
Geographic Dispersion
The following tables reflect the percentage of primary RIF in the top 10 jurisdictions and top 10 metropolitan statistical areas at December 31, 2023.

Top 10 jurisdictions – RIF

California	8.6%
Texas	7.7%
Florida	6.7%
Pennsylvania	5.1%
Illinois	4.1%
Virginia	3.9%
North Carolina	3.7%
Ohio	3.6%
Georgia	3.5%
New York	3.5%
Total	50.4%

Top 10 metropolitan-based statistical areas – RIF

New York-Newark-Jersey City	4.3%
Washington-Arlington-Alexandria	4.1%
Chicago-Naperville-Arlington Heights	3.3%
Atlanta-Sandy Springs-Roswell	2.6%
Philadelphia-Camden-Wilmington	2.6%
Dallas-Fort Worth	2.4%
Los Angeles-Long Beach-Anaheim	2.3%
Houston-Woodlands-Sugar Land	2.2%
Minneapolis-St. Paul-Bloomington	1.9%
Phoenix-Mesa-Scottsdale	1.8%
Total	27.5%
The percentages shown above for various metropolitan-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

Policy Year
The following table sets forth the dispersion and certain statistics associated with our primary IIF and RIF as of December 31, 2023, by year(s) of policy origination since we began operations in 1985.

Primary insurance in force and risk in force by policy year
($ in billions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate %	Cede Rate %	% of Original Remaining IIF
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.2	0.4%	$0.3	0.4%	7.4%	12.7%	—%	N.M.
2005-2008	$9.9	3.4%	$2.6	3.4%	7.0%	10.6%	—%	4.1%
2009-2019	$35.6	12.1%	$9.4	12.1%	4.3%	3.5%	—%	9.1%
2020	$50.8	17.3%	$13.2	17.2%	3.2%	1.2%	5.0%	44.4%
2021	$86.5	29.5%	$22.8	29.6%	3.1%	1.4%	29.7%	73.4%
2022	$66.3	22.6%	$17.6	22.8%	4.9%	1.2%	30.5%	89.3%
2023	$43.3	14.7%	$11.2	14.5%	6.6%	0.2%	26.5%	96.0%
Total (1)	$293.5	100.0%	$77.2	100.0%
(1) May not foot due to rounding

MGIC Investment Corporation 2023 Form 10-K | 13

MGIC Investment Corporation and Subsidiaries

Product Characteristics
The following table reflects, at the dates and by the categories indicated, the total dollar amount of primary RIF and the percentage of that primary RIF, as determined on the basis of information available on the date of mortgage origination.

Characteristics of primary risk in force

	December 31, 2023	December 31, 2022
Primary RIF (In billions):	$77.2	$76.5
Loan-to-value ratios:
95.01% and above	15.7%	15.2%
90.01 - 95.00%	52.4%	52.0%
85.01 - 90.00%	27.2%	27.2%
80.01 - 85.00%	4.5%	5.4%
80% and below	0.2%	0.2%
Total	100.0%	100.0%
Debt-to-income ratios:
45.01% and above	17.5%	15.6%
38.01% - 45.00%	31.8%	31.6%
38% and below	50.7%	52.8%
Total	100.0%	100.0%
Loan Type:
Fixed(1)	99.6%	99.5%
ARMs(2)	0.4%	0.5%
Total	100.0%	100.0%
Original Insured Loan Amount:(3)
Conforming loan limit and below	97.3%	97.3%
Non-conforming	2.7%	2.7%
Total	100.0%	100.0%
Mortgage Term:
15-years and under	0.7%	1.1%
Over 15 years	99.3%	98.9%
Total	100.0%	100.0%
Property Type:
Single-family detached	86.7%	86.9%
Condominium/Townhouse/Other attached	12.6%	12.5%
Other(4)	0.7%	0.6%
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	98.1%	97.8%
Second home	1.8%	2.1%
Investor property	0.1%	0.1%
Total	100.0%	100.0%
Documentation:
Reduced:(5)
Stated	0.5%	0.6%
No	0.2%	0.2%
Full documentation	99.3%	99.2%
Total	100.0%	100.0%

MGIC Investment Corporation 2023 Form 10-K | 14

MGIC Investment Corporation and Subsidiaries

Characteristics of primary risk in force

	December 31, 2023	December 31, 2022
FICO Score:(6)
760 and greater	43.1%	42.2%
740 - 759	17.9%	17.7%
720 - 739	14.1%	14.1%
700 - 719	10.8%	11.1%
680 - 699	7.3%	7.7%
660 - 679	3.2%	3.3%
640 - 659	1.8%	1.9%
639 and less	1.8%	2.0%
Total	100.0%	100.0%
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
(2)Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at each of December 31, 2023 and 2022, represented and 0.1%, respectively, of primary RIF. As indicated in note (1), does not include ARMs in which the initial interest rate is fixed for at least five years. For both December 31, 2023 and 2022, ARMs with LTV ratios in excess of 90% represented 0.1%, of primary RIF, respectively.
(3)Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs will purchase. The conforming loan limit for one unit properties was $548,250 for 2021, $647,200 for 2022, and $726,200 for 2023, and is $766,550 for 2024. The limit for high cost communities has been higher and is $1,149,825 for 2024. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
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
(6)Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for NIW in 2023 was 753 compared to 747 in 2022. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

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

CUSTOMERS
Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written and as a result are our customers. To obtain primary insurance from us, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers generated 37% of our NIW in 2023 and 33% in 2022. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, or our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments). Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

MGIC Investment Corporation 2023 Form 10-K | 15

MGIC Investment Corporation and Subsidiaries

SALES AND MARKETING AND COMPETITION
Sales and Marketing
Our employees sell our insurance products throughout the United States, Puerto Rico, and Guam.

Competition
Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. We and other private mortgage insurers compete directly with federal and state government and quasi-governmental agencies, principally the FHA and the VA. The FHA, VA and USDA sponsor government-backed mortgage insurance programs, and it is estimated that during 2023, they accounted for a combined approximately 55.9% of the total low down payment residential mortgages which were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 52.8% in 2022. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.

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
The U.S. PMI industry currently consists of six active mortgage insurers and their affiliates, including MGIC. Our market share (as measured by NIW) was 16.3% in 2023, compared to 18.9% in 2022. (source: Inside Mortgage Finance).
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

In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, enterprise risk management and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time. At the time that this annual report was finalized, the financial strength of MGIC was rated A- (with a positive outlook) by A.M. Best, A3 (with a stable outlook) by Moody’s Investors Service and A- (with a stable outlook) by Standard & Poor’s Rating Services. MGIC's Standard and Poor's Rating was upgraded to A- in January of 2024.

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
Risk Governance
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
Corporate Sustainability Risk Governance
The Company maintains a Corporate Sustainability Executive Council that, at the management level, supports the Company's on-going commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public

MGIC Investment Corporation 2023 Form 10-K | 16

MGIC Investment Corporation and Subsidiaries

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

The Board has delegated oversight for the following sustainability matters to the following committees, who regularly report their actions to the Board:
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
•Securities Investment Committee: Our investment portfolio; such oversight may include consideration of sustainability factors.
•Audit Committee: Disclosure controls and procedures relating to financial reports made to the SEC and corporate sustainability reports.
•Business Transformation and Technology Committee: Cybersecurity and business continuity.
Risk Management and Controls
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

Risk Identification and Assessment
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

Risk Reporting and Communication The Company's Risk Management department produces various analyses, reports and key risk indicators (“KRIs”) that are reported to the SMOC, the RMC and the Board quarterly.  For our largest risk exposure, mortgage credit risk, these KRIs include risk factors for the Company’s NIW, IIF, quality control and claim activity, and the quarterly reports include performance relative to metrics and thresholds. Each of the other Board Committees also receive regular reporting concerning the risks they oversee.

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

MGIC Investment Corporation 2023 Form 10-K | 17

MGIC Investment Corporation and Subsidiaries

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

We charge higher premium rates to reflect the increased risk of claim incidence that we perceive is associated with a loan. Not all higher risk characteristics are reflected in our premium rates; however, in 2019 we introduced MiQ, our risk-based pricing system that establishes our premium rates based on more risk attributes than were previously considered. There can be no assurance that our premium rates adequately reflect the increased risk, particularly in a period of economic recession, high unemployment, slowing home price appreciation or home price declines, or when extraordinary events occur, such as pandemics, wars, periods of extreme inflation, or environmental disasters related to changing climactic conditions. For additional information, see our risk factors in Item 1A, including the one titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.”

Underwriting Insurance Applications
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

Exposure to Catastrophic Losses
The PMI industry experienced catastrophic losses in the mid-to-late 1980s, similar to the losses we experienced in 2007-2013. For background information about such losses in 2007-2013, as well as information about the effects of the COVID-19 pandemic, refer to “General – Overview of Private Mortgage Insurance Industry and its Operating Environment” above.

Delinquencies
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

The following table shows the number of insured primary loans, the related number of delinquent loans, the percentage of delinquent loans, and delinquency rate, as of December 31, 2019-2023.

MGIC Investment Corporation 2023 Form 10-K | 18

MGIC Investment Corporation and Subsidiaries

Delinquency statistics for the MGIC book

	December 31,
	2023	2022	2021	2020	2019
Primary Insurance:
Insured loans in force	1,139,796	1,180,419	1,164,984	1,126,079	1,079,578
Delinquent loans	25,650	26,387	33,290	57,710	30,028
Delinquency rate – all loans	2.25%	2.22%	2.80%	5.11%	2.78%
Delinquent loans in our claims received inventory	302	267	211	159	538

Different geographical areas may experience different delinquency rates due to varying localized economic conditions from year to year and the amount of time it takes for foreclosures to be completed for uncured delinquencies. The primary delinquency rate for the top 15 jurisdictions (based on December 31, 2023 delinquency inventory) at December 31, 2023, 2022, and 2021 appears in table the below.

Primary delinquency rate by jurisdiction

	2023	2022	2021
Florida *	2.8%	3.1%	3.7%
Texas	2.5%	2.3%	3.1%
Illinois *	2.7%	2.6%	3.4%
Pennsylvania *	2.1%	2.2%	2.5%
California	2.3%	2.2%	3.2%
New York *	3.4%	3.5%	4.3%
Ohio *	2.2%	2.2%	2.4%
Michigan	2.3%	1.9%	2.4%
Georgia	2.5%	2.3%	3.1%
New Jersey *	2.6%	2.9%	4.1%
North Carolina	1.7%	1.7%	2.3%
Maryland	2.3%	2.4%	3.3%
Indiana *	2.5%	2.3%	2.8%
Minnesota	1.6%	1.6%	2.0%
Virginia	1.4%	1.4%	1.9%
All other jurisdictions	2.0%	2.0%	2.6%

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
The primary delinquency inventory in those same jurisdictions at December 31, 2023 and 2022 appears in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Loss Reserves,” in Item 7.

Claims
Claims result from delinquencies that are not cured. . Whether a claim results from an uncured delinquency depends, in large part, on the borrower’s equity in the home at the time of delinquency, the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the delinquency. Various factors affect the frequency and amount of claims, including local home prices and employment levels, and interest rates. If a delinquency goes to claim, any renewal premiums collected to insure the loan during the time period between the last paid installment and the claim payment is returned to the servicer along with the claim payment.

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

The majority of loans we insured prior to 2014 (which represent 37% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of accumulated interest that an insured may include in a claim. Under our current master policy terms, an insured can include accumulated interest only for the first three years the loan is delinquent.

MGIC Investment Corporation 2023 Form 10-K | 19

MGIC Investment Corporation and Subsidiaries

Other determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts, and local market conditions. For information about our primary average claim paid, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Net Losses and LAE Paid,” in Item 7.

Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we generally have the option to either (1) pay the coverage percentage specified for the insured loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property , (2) pay the loss on the sale of the property if it has already been sold (calculated by subtracting the sale proceeds from the claim amount) or (3) pay 100% of the claim amount in exchange for conveyance to us of good and marketable title to the property. After we receive title to a property, we sell it for our own account. If we fail to pay a claim timely, we are subject to additional interest expense.

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are typically received during the first two years following issuance of coverage on a loan. The highest level of claim activity has typically occurred in the third and fourth years after the year of loan origination. Thereafter, the number of claims received has typically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or home price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the typical pattern for other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books of business increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2023, 67% of our primary RIF was written subsequent to December 31, 2020, 84% of our primary RIF was written subsequent to December 31, 2019, and 89% of our primary RIF was written subsequent to December 31, 2018. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Loss Mitigation
Before paying a claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. Our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us "curtailments.” In each of 2023 and 2022, curtailments reduced our average claim paid by approximately 5.4% and 6.3%, respectively. The COVID-19-related foreclosure moratoriums and forbearance plans, along with increased home prices, resulted in decreased claims paid activity beginning in the second quarter of 2020. It is difficult to predict the level of curtailments that will occur in the future as loans that were subject to these foreclosure moratoriums and forbearance plans work their way through the claim process.

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

MGIC Investment Corporation 2023 Form 10-K | 20

MGIC Investment Corporation and Subsidiaries

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

Our losses incurred were $(20.9) million in 2023, compared to $(254.6) million and $64.6 million in 2022 and 2021, respectively. For information about losses incurred from 2021 to 2023, including the amounts of losses incurred that are associated with delinquency notices received in the reporting year compared to losses incurred associated with delinquency notices received in prior years, see Note 8 – "Loss Reserves" to our consolidated financial statements in Item 8.

D. Reinsurance Agreements
We have in place quota share reinsurance ("QSR") and excess of loss reinsurance ("XOL") transactions providing various amounts of coverage on our risk in force as of December 31, 2023. These transactions allow us to better manage our risk profile, because they reduce the amount of capital we are required to hold to comply with insurance regulatory requirements and the requirements of the GSEs' PMIERs. Our reinsurance strategy focuses on reinsuring our most recent or future NIW, while recapturing risk on attractive seasoned vintages.

QUOTA SHARE TRANSACTIONS
Our QSR Transactions are with unaffiliated reinsurers. As of December 31, 2023, our QSR transactions cover most of our insurance written from 2021 through 2024, and a smaller percentage of our insurance written from 2025. The weighted average coverage percentage of our QSR transactions was 32.0%, based on risk in force as of December 31, 2023.

At December 31, 2023 and 2022, approximately 60.4% and 67.9%, respectively, of our IIF was subject to quota share reinsurance ("QSR") transactions. In 2023 and 2022, approximately 86.8% and 87.4%, respectively, of our NIW was subject to QSR transactions.

The structure of the QSR transactions is a quota share of various percentages of the policies covered, with a ceding commission and a profit commission. The profit commission under our QSR Transactions also varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions

EXCESS OF LOSS TRANSACTIONS
We have XOL transactions with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL") and with unaffiliated special purpose insurers (“Home Re") transactions. Our Home Re transactions issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). Our XOL transactions provide XOL reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from July 1, 2016 through March 31, 2019 and January 1, 2020 through December 29, 2023, all dates inclusive.

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

The Home Re Entities financed the coverages with the proceeds of the ILNs in an aggregate amount equal to the initial reinsurance coverage amounts. Each ILN is non-recourse to any of our assets. The proceeds of the ILNs, which were deposited into reinsurance trusts for our benefit, will be the source of reinsurance claim payments to us and principal repayments on the ILNs.
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

MGIC Investment Corporation 2023 Form 10-K | 21

MGIC Investment Corporation and Subsidiaries

For further information about our reinsurance agreements, including the Company's early termination rights, see Note 9 – “Reinsurance,” to our consolidated financial statements in Item 8, and our risk factor titled "Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions" in Item 1A.

E. Investment Portfolio
POLICY AND STRATEGY
At December 31, 2023, the fair value of our investment portfolio was approximately $5.7 billion. In addition, at December 31, 2023, our total assets included approximately $364 million of cash and cash equivalents. At December 31, 2023, approximately $918 million of investments and cash and cash equivalents was held by our parent company, and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2023, approximately 92% of our investment portfolio (excluding cash and cash equivalents) was managed by two external investment managers, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

Our management is responsible for the execution of our investment strategy and compliance with the adopted investment policies, and review of investment performance and strategy with the Securities Investment Committee of the Board of Directors on a quarterly basis.

Our current strategy for the investment portfolio emphasizes the following: preservation of PMIERs assets, limiting portfolio volatility, maximizing total return with an emphasis on yield, and providing sufficient liquidity with minimal realized losses to meet expected and unexpected obligations. Consequently, our investment portfolio consists almost entirely of high-quality, investment grade, fixed income securities. Our investment portfolio strategy considers tax efficiency. The mix of tax-exempt municipal securities in our investment portfolio will be dependent upon their value, relative to taxable equivalent securities, determined in part by federal statutory tax rates. Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements.

For information about the credit ratings of securities in our investment portfolio, see "Balance Sheet Review" in Item 7.

Investment Operations
At December 31, 2023, the sectors represented in our investment portfolio were as shown in the table below:

Investment portfolio - sectors

Percentage of Portfolio’s Fair Value
1. Corporate	44%
2. Tax-Exempt Municipals	10%
3. Taxable Municipals	23%
4. Asset-Backed	13%
5. U.S. government and agency debt	3%
6. GNMA and other agency mortgage-backed securities	7%
100%

We have no derivative financial instruments in our investment portfolio. Securities with stated maturities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 11%, 26%, 30%, and 14%, respectively, of the total fair value of our fixed income investment securities. Asset-backed and mortgage-backed securities are not included in these maturity categories as the expected maturities may be different from the stated maturities depending upon the periodic payments during the life of the security. Asset-backed securities represent 13% of the investment portfolio (CLOs represent 6%, CMBS represent 4% and other asset-backed securities represent 3%). GNMA and other agency mortgage-backed securities represent 7% of the investment portfolio. Our pre-tax yield was 3.7%, 3.0%, and 2.5% for 2023, 2022, and 2021, respectively, and our after-tax yield was 3.0%, 2.5%, and 2.1% for 2023, 2022, and 2021, respectively.

MGIC Investment Corporation 2023 Form 10-K | 22

MGIC Investment Corporation and Subsidiaries

Our ten largest holdings at December 31, 2023 appear in the table below:

Investment portfolio - Ten largest holdings

(In thousands)		Fair Value
1	JP Morgan Chase	$50,756
2	New York St Dorm Auth Rev	49,524
3	Bank of America Corp	37,976
4	New York NY City Transitional	36,436
5	Louisiana St & Local Gov Envrnm	33,912
6	Chicago Transit Authority	33,412
7	Philadelphia Auth for Ind Dev	33,929
8	Met Life Global Finance	30,242
9	Citigroup Inc	29,396
10	City of Bridgeport CT	28,426
		$364,009

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
Wisconsin, our domiciliary state, has adopted the Risk Management and Own Risk and Solvency Assessment Act, which requires, among other things, that we conduct an Own Risk and Solvency Assessment ("ORSA"), at least annually, to assess the material risks associated with our business and our current and estimated projected future solvency position; and maintain a risk management

MGIC Investment Corporation 2023 Form 10-K | 23

MGIC Investment Corporation and Subsidiaries

framework to assess, monitor, manage and report on material risks. Wisconsin has also adopted the annual enterprise risk reporting, group capital calculation, and "Corporate Governance Disclosure" requirements of the NAIC Model Act.

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

At December 31, 2023, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion.

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

We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of earned premiums. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With regulatory approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of premiums earned in a calendar year. Although MGIC holds assets in excess of its minimum statutory capital requirements and its PMIERs financial requirements, the ability of MGIC to pay dividends is restricted by insurance regulation. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The level of ordinary dividends that may be paid without OCI approval is determined on an annual basis. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2024, MGIC can pay $64 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2023, MGIC paid $600 million in dividends to the holding company. For further information, see Note 14 – “Statutory Information,” to our consolidated financial statements in Item 8.

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

MGIC Investment Corporation 2023 Form 10-K | 24

MGIC Investment Corporation and Subsidiaries

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, the GSEs impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to time. Based on our interpretation of the financial requirements of the PMIERs, as of December 31, 2023, MGIC’s Available Assets totaled $5.8 billion, or $2.4 billion in excess of its Minimum Required Assets. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change, including through administrative action, in ways that have a material adverse effect on us and that the charters of the GSEs are changed by new federal legislation. For more information about the business practices of the GSEs that impact our business, see our risk factor titled "Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses." in Item 1A

INDIRECT REGULATION
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

Lenders are subject to various laws, including the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, TILA, HOPA, the Secure and Fair Enforcement for Mortgage Licensing Act, FCRA, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, and the Fair Housing Act. Fannie Mae and Freddie Mac are subject to various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons, or in targeted areas.

There can be no assurance that other federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry.

MGIC Investment Corporation 2023 Form 10-K | 25

MGIC Investment Corporation and Subsidiaries

G. Human Capital
Our talent practices reflect a commitment to creating a positive co-worker experience. In 2023, we continued to support our co-workers in their career journeys and worked to further connect them to each other and the community.
As of December 31, 2023, we had 627 co-workers not including "on-call" and part-time co-workers. The number of “on-call” co-workers can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” co-workers has ranged from fewer than 10 to more than 110.
DIVERSITY EQUITY & INCLUSION ("DEI")
In 2023 we furthered the work of our DEI Executive Council, an internal group that consists of executive and cross-functional management. The DEI Executive Council has undertaken a number of initiatives since its inception, including:
•Recognizing ten DEI observances through co-worker education, engagement, action, and charitable contributions
•Launching DEI workshops and dialogue sessions
•Prioritizing DEI in all-company meetings and engaging executive leadership in ongoing advocacy and endorsement
TOTAL REWARDS AND TALENT PRACTICES
Our total rewards program is designed to provide a competitive package of benefits and compensation elements that recognize the unique needs of our workforce and their families. All full-time MGIC co-workers are eligible to participate in our health program, in addition to a comprehensive medical, dental and vision plan. We also recognize financial health as part of well-being, and currently provide a 401(k) plan with a company match and discretionary annual profit-sharing contributions.
CO-WORKER SENTIMENT
MGIC conducts an annual engagement survey to gauge co-worker sentiment and connection to company values. Based on the survey results, we identify and share with our Board of Directors and executive leadership areas of strength and opportunity. For transparency, these strengths and opportunities are shared with all co-workers, and leaders at all levels of the company are expected to play an active role in taking meaningful action in response. The annual engagement survey is complemented by additional quantitative, qualitative and passive listening mechanisms, ranging from new hire surveys to CEO-led focus groups.

COMMUNITY INVOLVEMENT
Our commitment to community is formalized under the banner of Giving Back, Together, and in 2023 included providing financial and in-kind support for organizations that support housing, youth programs, and the arts in our community and nationwide. We also provided paid time off for co-workers to volunteer or work at election polling places.

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

MGIC Investment Corporation 2023 Form 10-K | 26

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
Wars and/or other global events may result in increased inflation rates, strained supply chains, and increased volatility in the domestic and global financial markets. Wars and/or other global events have in the past and may continue to impact our business in various ways, including the following which are described in more detail in the remainder of these risk factors:
•The terms under which we are able to obtain quota share reinsurance ("QSR") and/or excess-of-loss ("XOL") reinsurance through the insurance-linked notes ("ILN") market and the traditional reinsurance market may be negatively impacted and terms under which we are able to access those markets in the future may be limited or less attractive.
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
High levels of unemployment may result in an increasing number of loan delinquencies and an increasing number of insurance claims; however, unemployment is difficult to predict given the uncertainty in the current market environment, including as a result of global events such as wars, instability in the financial services industry, and the possibility of an economic recession.
The seasonally-adjusted Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices increased 0.3% nationwide in November, 2023 compared to October, 2023. Although the 12 month change in home prices recently reached historically high rates, the rate of growth is moderating: it increased by 6.5% in the first eleven months of 2023, after increasing 6.8%, and 17.8% in 2022 and 2021, respectively. The national average price-to-income ratio exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Affordability issues can put downward pressure on home prices. A decline in home prices may occur even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.
Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our new insurance written ("NIW") is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business. In 2022 the GSEs each published Equitable Housing Finance Plans ("Plans"). Updated Plans were subsequently published by each GSE in April 2023. The Plans seek to advance equity in housing finance over a three-year period and include potential changes to the GSEs’ business practices and policies. Specifically relating to mortgage insurance, (1) Fannie Mae’s Plan includes the creation of special purpose credit program(s) ("SPCPs") targeted to historically underserved borrowers with a goal of lowering costs for such borrowers through lower than standard mortgage insurance requirements; and (2) Freddie Mac’s Plan includes plans to work with mortgage insurers to look for ways to lower mortgage costs, the creation of SPCPs targeted to historically underserved borrowers, and the planned purchase of loans originated through lender-created SPCPs. To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, including more broadly than through SPCPs, such changes may negatively impact the mortgage insurance industry and our financial results.

Other business practices of the GSEs that affect the mortgage insurance industry include:

MGIC Investment Corporation 2023 Form 10-K | 27

MGIC Investment Corporation and Subsidiaries

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
•The terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law and the business practices associated with such cancellations. If the GSEs or other mortgage investors change their practices regarding the timing of cancellation of mortgage insurance due to home price appreciation, policy goals, changing risk tolerances or otherwise, we could experience an unexpected reduction in our insurance in force ("IIF"), which would negatively impact our business and financial results. For more information, see the above discussion of the GSEs' Equitable Housing Plans and our risk factor titled “Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force.”
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
The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. Given that the Director of the FHFA is removable by the President at will, the agency's agenda, policies and actions are influenced by the then-current administration. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorships may increase the likelihood that the business practices of the GSEs change, including through administration changes and actions. Such changes could have a material adverse effect on us. The GSEs also possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general.
It is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the residential housing finance system in the future. The timing and impact on our business of any resulting changes are uncertain. For changes that would require Congressional action to implement it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.
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

MGIC Investment Corporation 2023 Form 10-K | 28

MGIC Investment Corporation and Subsidiaries

The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are generally based on an insurer’s book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements).
Based on our interpretation of the PMIERs, as of December 31, 2023, MGIC’s Available Assets totaled $5.8 billion, or $2.4 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. Our "Minimum Required Assets" reflect a credit for risk ceded under our QSR and XOL reinsurance transactions, which are discussed in our risk factor titled "Our underwriting practices and the mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." The calculated credit for XOL reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment points of the coverage, all of which fluctuate over time. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. Refer to “Consolidated Results of Operations – Reinsurance Transactions” in Part I, Item 2 of our Quarterly Report on Form 10-Q for information about the calculated PMIERs credit for our XOL transactions. There is a risk we will not receive our current level of credit in future periods for ceded risk. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalty.
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
When we establish case reserves, we estimate our ultimate loss on delinquent loans by estimating the number of such loans that will result in a claim payment (the "claim rate"), and further estimating the amount of the claim payment (the "claim severity"). Changes to our claim rate and claim severity estimates could have a material impact on our future results, even in a stable economic environment. Our estimates incorporate anticipated cures, loss mitigation activity, rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Our actual claim payments may differ substantially from our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions as discussed in these risk factors and a change in the length of time loans are delinquent before claims are received. Generally, the longer a loan is delinquent before a claim is received, the greater the severity. Foreclosure moratoriums and forbearance programs increase the average time it takes to receive claims. Economic conditions may differ from region to region. Information about the geographic dispersion of our risk in force and delinquency inventory can be found in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Prior to the COVID-19 pandemic, losses incurred generally followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new default notice activity and a lower cure rate.
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
We provide contract underwriting services, including on loans for which we are not providing mortgage insurance. These services are subject to federal and state regulation. Our failure to meet the standards set forth in the applicable regulations would subject us to potential regulatory action. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act ("ECOA"), FCRA, and other laws. Under relevant laws, examination may also be made of whether a mortgage insurer's underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, premium rates and discrimination in pricing, and minimum capital requirements. The increased use, by the private mortgage insurance industry, of risk-based pricing systems that establish premium

MGIC Investment Corporation 2023 Form 10-K | 29

MGIC Investment Corporation and Subsidiaries

rates based on more attributes than previously considered, and of algorithms, artificial intelligence and data and analytics, has led to additional regulatory scrutiny of premium rates and of other matters such as discrimination in pricing and underwriting, data privacy and access to insurance. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be materially adversely affected by a cybersecurity breach or failure of information security controls.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022.
While we have established policies and procedures to comply with applicable laws and regulations, many such laws and regulations are complex and it is not possible to predict the eventual scope, duration or outcome of any reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

Pandemics, hurricanes and other disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.
Pandemics and other disasters, such as hurricanes, tornadoes, earthquakes, wildfires and floods, or other events related to climate change, could trigger an economic downturn in the affected areas, or in areas with similar risks, which could result in a decrease in home prices and an increased claim rate and claim severity in those areas. Due to the increased frequency and severity of natural disasters, some homeowners' insurers are withdrawing from certain states or areas that they deem to be high risk. Even though we do not generally insure losses related to property damage, the inability of a borrower to obtain hazard and/or flood insurance, or the increased cost of such insurance, could lead to a decrease in home prices in the affected areas and an increase in delinquencies and our incurred losses.
Pandemics and other disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would retain and could negatively affect our compliance with the financial requirements of State Capital Requirements and the PMIERs.
The PMIERs require us to maintain significantly more "Minimum Required Assets" for delinquent loans than for performing loans. See our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."
FHFA is working to incorporate climate risk considerations into its policy development and processes. The FHFA has also instructed the GSEs to designate climate change as a priority concern and actively consider its effects in their decision making. In 2022, FHFA established internal working groups and a steering committee in order to monitor the GSEs' management of climate risk. It is possible that efforts to manage these risks by the FHFA, GSEs (including through GSE guideline or mortgage insurance policy changes) or others could materially impact the volume and characteristics of our NIW (including its policy terms), home prices in certain areas and defaults by borrowers in certain areas.
Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions.
We have in place QSR and XOL reinsurance transactions providing various amounts of coverage on our risk in force as of December 31, 2023. Refer to Part 1, Note 4 – “Reinsurance” and Part 1, Item 2 “Consolidated Results of Operations – Reinsurance Transactions” of our Quarterly Report on Form 10-Q, for more information about coverage under our reinsurance transactions. The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the risk-based capital that we are required to hold to support the risk and they allow us to earn higher returns on risk-based capital for our business than we would without them. However, market conditions impact the availability and cost of reinsurance. Reinsurance may not always be available to us, or available only on terms or at costs that we consider unacceptable. If we are not able to obtain reinsurance we will be required to hold additional capital to support our risk in force.

Reinsurance transactions subject us to counterparty risk, including the financial capability of the reinsurers to make payments for losses ceded to them under the reinsurance agreements. As reinsurance does not relieve us of our obligation to pay claims to our policyholders, our inability to recover losses from a reinsurer could have a material impact on our results of operations and financial condition.

The GSEs may change the credit they allow under the PMIERs for risk ceded under our reinsurance transactions. If the GSEs were to reduce the credit that we receive for reinsurance under the PMIERs, it could result in decreased returns absent an increase in our premium rates. An increase in our premium rates to adjust for a decrease in reinsurance credit may lead to a decrease in our NIW and net income.

Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when delinquency notices are received for insured loans that are two or more payments past due and for loans we estimate are delinquent but for which delinquency notices have not yet been received (which we include in “IBNR”). Losses

MGIC Investment Corporation 2023 Form 10-K | 30

MGIC Investment Corporation and Subsidiaries

that may occur from loans that are not delinquent are not reflected in our financial statements, except when a "premium deficiency" is recorded. A premium deficiency would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As a result, future losses incurred on loans that are not currently delinquent may have a material impact on future results as delinquencies emerge. As of December 31, 2023, we had established case reserves and reported losses incurred for 25,650 loans in our delinquency inventory and our IBNR reserve totaled $22 million. The number of loans in our delinquency inventory may increase from that level as a result of economic conditions relating to current global events or other factors and our losses incurred may increase.
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
At December 31, 2023, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. Our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance agreements with unaffiliated reinsurers. If MGIC is not allowed an agreed level of credit under the State Capital Requirements, MGIC may terminate the reinsurance transactions, without penalty.
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
The factors that may affect the volume of low down payment mortgage originations include the health of the U.S. economy; conditions in regional and local economies and the level of consumer confidence; the health and stability of the financial services industry; restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues or risk-retention and/or capital requirements affecting lenders; the level of home mortgage interest rates; housing affordability; new and existing housing availability; the rate of household formation, which is influenced, in part, by population and immigration trends; homeownership rates; the rate of home price appreciation, which in times of heavy refinancing can affect whether refinanced loans have LTV ratios that require private mortgage insurance; and government housing policy encouraging loans to first-time homebuyers. A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance and limit our NIW. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or are unable to obtain capital relief for mortgage insurance.”

MGIC Investment Corporation 2023 Form 10-K | 31

MGIC Investment Corporation and Subsidiaries

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
If the FHA or other government-supported mortgage insurance programs increase their share of the mortgage insurance market, our business could be affected. The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 33.2% in 2023, 26.7% in 2022, and 24.7% in 2021. Beginning in 2012, the FHA’s share has been as low as 23.4% (in 2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; changes to the GSEs' business practices; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. On February 22, 2023, the FHA announced a 30-basis point decrease in its mortgage insurance premium rates. This rate reduction has negatively impacted our NIW. We are unable to predict the extent of any further impact on our NIW or how the factors that affect the FHA's share of NIW will change in the future.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 21.5% in 2023, 24.5% in 2022, and 30.2% in 2021. Beginning in 2012, the VA’s share has been as low as 22.8% (in 2013) and as high as 30.9% (in 2020). We believe that the VA’s market share grows as the number of borrowers that are eligible for the VA’s program increases, and when eligible borrowers opt to use the VA program when refinancing their mortgages. The VA program offers 100% LTV ratio loans and charges a one-time funding fee that can be included in the loan amount.
In July 2023, the Federal Reserve Board, Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency proposed a revised regulatory capital rule that would impose higher capital standards on large U.S. banks. Under the proposed regulation's new expanded risk-based approach, affected banks would no longer receive risk-based capital relief for mortgage insurance on loans held in their portfolios. If adopted as proposed, the regulation is expected to have a negative effect on our NIW; however, at this time it is difficult to predict the extent of the impact.
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

MGIC Investment Corporation 2023 Form 10-K | 32

MGIC Investment Corporation and Subsidiaries

estimated when the policies were written. A low persistency rate on monthly and annual premium policies will reduce future premiums but may also reduce the incidence of claims, while a high persistency on those policies will increase future premiums but may increase the incidence of claims.
Our annual persistency rate was 86.1% at December 31, 2023, 82.2% at December 31, 2022, and 66.0% at December 31, 2021. Since 2018, our annual persistency rate ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our insurance in force. The amount of equity affects persistency in the following ways:
•Borrowers with significant equity may be able to refinance their loans without requiring mortgage insurance.
•The Homeowners Protection Act (“HOPA”) requires servicers to cancel mortgage insurance when a borrower’s LTV ratio meets or is scheduled to meet certain levels, generally based on the original value of the home and subject to various conditions and exclusions.
•The GSEs’ mortgage insurance cancellation guidelines apply more broadly than HOPA and also consider a home’s current value. For more information about the GSEs' guidelines and business practices, and how they may change, see our risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”
We are susceptible to disruptions in the servicing of mortgage loans that we insure and we rely on third-party reporting for information regarding the mortgage loans we insure.
We depend on reliable, consistent third-party servicing of the loans that we insure. An increase in delinquent loans may result in liquidity issues for servicers. When a mortgage loan that is collateral for a mortgage-backed security ("MBS") becomes delinquent, the servicer is usually required to continue to pay principal and interest to the MBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues, especially for non-bank servicers (who service approximately 47% of the loans underlying our IIF as of December 31, 2023) because they do not have the same sources of liquidity that bank servicers have.
While there has been no disruption in our premium receipts through the fourth quarter of 2023, servicers who experience future liquidity issues may be less likely to advance premiums to us on policies covering delinquent loans or to remit premiums on policies covering loans that are not delinquent. Our policies generally allow us to cancel coverage on loans that are not delinquent if the premiums are not paid within a grace period.
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
Our enterprise risk management program, described in "Business - Our Products and Services - Risk Management" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, may not be effective in identifying, or adequate in controlling or mitigating, the risks we face in our business.
We employ proprietary and third-party models for a wide range of purposes, including the following: projecting losses, premiums, expenses, and returns; pricing products (through our risk-based pricing system); determining the techniques used to underwrite insurance; estimating reserves; evaluating risk; determining internal capital requirements; and performing stress testing. These models rely on estimates, projections, and assumptions that are inherently uncertain and may not always operate as intended. This can be especially true when extraordinary events occur, such as wars, periods of extreme inflation, pandemics, or environmental disasters related to changing climatic conditions. In addition, our models are being continuously updated over time. Changes in models or model assumptions could lead to material changes in our future expectations, returns, or financial results. The models we employ are complex, which could increase our risk of error in their design, implementation, or use. Also, the associated input data, assumptions, and calculations may not always be correct or accurate and the controls we have in place to mitigate these risks may not be effective in

MGIC Investment Corporation 2023 Form 10-K | 33

MGIC Investment Corporation and Subsidiaries

all cases. The risks related to our models may increase when we change assumptions, methodologies, or modeling platforms. Moreover, we may use information we receive through enhancements to refine or otherwise change existing assumptions and/or methodologies.

Information technology system failures or interruptions may materially impact our operations and/or adversely affect our financial results.
We are heavily dependent on our information technology systems to conduct our business. Our ability to efficiently operate our business depends significantly on the reliability and capacity of our systems and technology. The failure of our systems and technology, or our disaster recovery and business continuity plans, to operate effectively could affect our ability to provide our products and services to customers, reduce efficiency, or cause delays in operations. Significant capital investments might be required to remediate any such problems. We are also dependent on our ongoing relationships with key technology providers, including provisioning of their products and technologies, and their ability to support those products and technologies. The inability of these providers to successfully provide and support those products could have an adverse impact on our business and results of operations.
From time to time we upgrade, automate or otherwise transform our information systems, business processes, risk-based pricing system, and our system for evaluating risk. Certain information systems have been in place for a number of years and it has become increasingly difficult to support their operation. The implementation of technological and business process improvements, as well as their integration with customer and third-party systems when applicable, is complex, expensive and time consuming. If we fail to timely and successfully implement and integrate the new technology systems, if the third party providers upon which we are reliant do not perform as expected, if our legacy systems fail to operate as required, or if the upgraded systems and/or transformed and automated business processes do not operate as expected, it could have a material adverse impact on our business, business prospects and results of operations.
We could be materially adversely affected by a cybersecurity breach or failure of information security controls.
As part of our business, we maintain large amounts of confidential and proprietary information both on our own servers and those of cloud computing services. This includes personal information of consumers and our employees. Personal information is subject to an increasing number of federal and state laws and regulations regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us, or by the vendors with whom we share this information, to comply with such obligations may result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction.

All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by cyber attacks, such as those involving ransomware. We regularly defend against threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Threats have the potential to jeopardize the information processed and stored in, and transmitted through, our computer systems and networks and otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction. We could be similarly affected by threats against our vendors and/or third-parties with whom we share information.

Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that may hinder the Company’s ability to identify, investigate and recover from incidents. Such attacks may also increase as a result of retaliation by threat actors against actions taken by the U.S. and other countries in connection with wars and other global events. The Company operates under a hybrid workforce model and such model may be more vulnerable to security breaches.

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

Our underwriting practices and the mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring.
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

MGIC Investment Corporation 2023 Form 10-K | 34

MGIC Investment Corporation and Subsidiaries

direct risk-in-force increases through increases in NIW, or if our mix of business changes to include loans with higher LTV ratios or lower FICO scores, for example, all other things equal, we will be required to hold more Available Assets in order to maintain GSE eligibility.
The percentage of our NIW from all single premium policies was 4.0% in 2023. Beginning in 2012, the annual percentage of our NIW from single policies has been as low as 4.3% in 2022 and as high as 20.4% in 2015. Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
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

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of December 31, 2023, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (16%), mortgages with borrowers having FICO scores below 680 (7%), including those with borrowers having FICO scores of 620-679 (6%), mortgages with limited underwriting, including limited borrower documentation (1%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (18%), each attribute is determined at the time of loan origination. Loans with more than one of these attributes accounted for 5% of our primary risk in force as of December 31, 2023, and 4% of our primary risk in force as of December 31, 2022 and December 31, 2021. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase. Our NIW on mortgages with LTV ratios greater than 95% was 12% in 2023 and 2022. Our NIW on mortgages with DTI ratios greater than 45% was 26% in 2023 and 21% in 2022.

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
Approximately 71% of our NIW during 2023 and 72% of our 2022 NIW was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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

MGIC Investment Corporation 2023 Form 10-K | 35

MGIC Investment Corporation and Subsidiaries

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

MGIC Investment Corporation 2023 Form 10-K | 36

MGIC Investment Corporation and Subsidiaries

ancillary products and services provided to lenders, and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.
Our relationships with our customers, which may affect the amount of our NIW, could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments), or the availability of alternatives to mortgage insurance.
In recent years, the industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i) pricing systems that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans. The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Failure to maintain our business relationships and business volumes with our largest customers could materially impact our business. Regarding the concentration of our new business, our top ten customers accounted for approximately 37% and 33% in the twelve months ended December 31, 2023 and December 31, 2022, respectively.
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
Adverse rating agency actions could have a material adverse impact on our business, results of operations and financial condition.
Financial strength ratings, which various rating agencies publish as independent opinions of an insurer's financial strength and ability to meet ongoing insurance and contract obligations, are important to maintaining public confidence in our mortgage insurance coverage and our competitive position. PMIERs requires approved insurers to maintain at least one rating with a rating agency acceptable to the respective GSEs. Downgrades in our financial strength ratings could materially affect our business and results of operations, including in the ways described below:

•Our failure to maintain a rating acceptable to the GSEs could impact our eligibility as an approved insurer under PMIERs.
•A downgrade in our financial strength ratings could result in increased scrutiny of our financial condition by the GSEs and/or our customers, potentially resulting in a decrease in the amount of our NIW.
•If we are unable to compete effectively in the current or any future markets as a result of the financial strength ratings assigned to our insurance subsidiaries, our future NIW could be negatively affected.
•Our ability to participate in the non-GSE residential mortgage-backed securities market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from A.M. Best is A- (with a positive outlook), from Moody’s is A3 (with a stable outlook) and from Standard & Poor’s is A- (with a stable outlook).
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
•Downgrades to our ratings or the ratings of our mortgage insurance subsidiary could adversely affect our cost of funds, liquidity, and access to capital markets.

MGIC Investment Corporation 2023 Form 10-K | 37

MGIC Investment Corporation and Subsidiaries

We are subject to the risk of legal proceedings.
We operate in a highly regulated industry that is subject to the risk of litigation and regulatory proceedings, including related to our claims paying practices. From time to time, we are a party to material litigation and are also subject to legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations. Additional lawsuits, legal and regulatory proceedings and inquiries or other matters may arise in the future. The outcome of future legal and regulatory proceedings, inquiries or other matters could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief which could require significant expenditures or have a material adverse effect on our business prospects, results of operations and financial condition. See our risk factor titled "We are subject to comprehensive regulation and other requirements, which we may fail to satisfy" for additional information about risks related to government enforcement actions.
From time to time, we are involved in disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations. Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated, we do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded it is possible that we will record an additional loss.
Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists mostly of highly-rated fixed income investments, our investment portfolio is affected by general economic conditions and tax policy, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities. Prevailing market rates have increased for various reasons, including inflationary pressures, which has reduced the fair value of our investment portfolio holdings relative to their amortized cost. The value of our investment portfolio may also be adversely affected by ratings downgrades, increased bankruptcies, and credit spreads widening. In addition, the collectability and valuation of our municipal bond portfolio may be adversely affected by budget deficits, and declining tax bases and revenues experienced by state and local municipalities. Our investment portfolio also includes commercial mortgage-backed securities, collateralized loan obligations, and asset-backed securities, which could be adversely affected by declines in real estate valuations, increases in unemployment, geopolitical risks and/or financial market disruption, including more restrictive lending conditions and a heightened collection risk on the underlying loans. As a result of these matters, we may not achieve our investment objectives and a reduction in the market value of our investments could have an adverse effect on our liquidity, financial condition and results of operations.

We carry certain financial instruments at fair value and disclose the fair value of all financial instruments. Valuations use inputs and assumptions that are not always observable or may require estimation; valuation methods may be complex and may also require estimation, thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. For additional information about the methodologies, estimates and assumptions we use in determining the fair value of our investments refer to Note 3 of Item 8 in Part II our Annual Report on Form 10-K for the year ended December 31, 2023 - "Fair Value Measurements."

Federal budget deficit concerns and the potential for political conflict over the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. Any potential downgrades by rating agencies in long-term sovereign credit ratings, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions worldwide.

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

MGIC Investment Corporation 2023 Form 10-K | 38

MGIC Investment Corporation and Subsidiaries

Our holding company debt obligations are material.
At December 31, 2023, we had approximately $918 million in cash and investments at our holding company and our holding company’s long-term debt obligations were $650 million in aggregate principal amount. Annual debt service on the long-term debt obligations outstanding as of December 31, 2023, is approximately $34 million.

The long-term debt obligations are owed by our holding company, MGIC Investment Corporation, and not its subsidiaries. The payment of dividends from MGIC is the principal source of our holding company cash inflow. Other sources of holding company cash inflow include investment income and raising capital in the public markets. The payment of dividends on our common shares in the future depends largely on the earnings and cash flows of MGIC, and is additionally subject to regulatory approval as described below. Although MGIC holds assets in excess of its minimum statutory capital requirements and its PMIERs financial requirements, the ability of MGIC to pay dividends is restricted by insurance regulation. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. In 2024, MGIC can pay $64 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. A dividend is extraordinary when the proposed dividend amount plus dividends paid in the last twelve months from the dividend payment date exceed the ordinary dividend level. In the twelve months ended December 31, 2023, MGIC paid $600 million in dividends to the holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the board of directors, and after considering any updated estimates about our business.
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
The market price for our common stock may fluctuate significantly. In addition to the risk factors described herein, the following factors may have an adverse impact on the market price for our common stock: changes in general conditions in the economy, the mortgage insurance industry or the financial stability of markets and financial services industry; announcements by us or our competitors of acquisitions or strategic initiatives; our actual or anticipated quarterly and annual operating results; changes in expectations of future financial performance (including incurred losses on our insurance in force); changes in estimates of securities analysts or rating agencies; actual or anticipated changes in our share repurchase program or dividends; changes in operating performance or market valuation of companies in the mortgage insurance industry; the addition or departure of key personnel; changes in tax law; and adverse press or news announcements affecting us or the industry. In addition, ownership by certain types of investors may affect the market price and trading volume of our common stock. For example, ownership in our common stock by investors such as index funds and exchange-traded funds can affect the stock’s price when those investors must purchase or sell our common stock because the investors have experienced significant cash inflows or outflows, the index to which our common stock belongs has been rebalanced, or our common stock is added to and/or removed from an index (due to changes in our market capitalization, for example).

MGIC Investment Corporation 2023 Form 10-K | 39

MGIC Investment Corporation and Subsidiaries

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
MGIC’s Information Security Program includes information security policies, annual risk assessments and analyses, threat monitoring and alerting, vulnerability management, incident response, and data loss prevention controls. With this program, MGIC seeks to prevent, detect, and respond to unauthorized access, use, or disclosure of confidential information.

MGIC’s Information Risk Management (IRM) team is responsible for safeguarding the organization's information assets, data, and technology infrastructure from security threats and vulnerabilities. The IRM team’s primary focus is the protection of the confidentiality, integrity, and availability of sensitive information and compliance with relevant laws, regulations, and industry standards.

Various aspects of the Information Security Program are subject to periodic audit by the Company’s Internal Audit department or third-party professionals engaged by the Internal Audit department. Such audits vary from year-to-year but are generally focused on compliance with stated control activities, standards, and internal policies, as well as maintaining the integrity and independence of the audit process. Cybersecurity risk reviews such as SOC2, SOX controls, Penetration Tests, and regulatory controls are conducted by independent third parties.

The Information Security Program also incorporates a vendor due diligence process that is designed to evaluate whether a vendor or third-party service provider that receives confidential data meets MGIC’s information security governance, risk, and compliance requirements. The process includes assessing and managing the cyber risks associated with engaging third-party vendors and reviewing their information security practices.

In the event of a suspected or threatened cybersecurity incident, the Company’s Chief Information Security Officer (“CISO”) determines whether to activate the Company’s Cyber Incident Response Team (“CIRT”), composed of different subject matter experts from applicable domains such as network, infrastructure, and application areas in order to evaluate the technical issues relative to the incident. The CIRT is overseen by the CISO. If necessary, the CIRT may engage third-party cybersecurity experts to evaluate and/or remediate the incident. In the event that the CIRT confirms that the incident relates to a cybersecurity incident or compromise of MGIC’s computer systems, the CISO will notify the General Counsel, who will advise the Chief Executive Officer ("CEO"), who is a member of the Board of Directors. In addition to advising the CEO, the General Counsel will also convene an established committee whose members include the General Counsel, Chief Financial Officer, Senior Vice President of Investor Relations, and Chief Accounting Officer in order to determine if the event is a material cybersecurity incident so as to trigger an Item 1.05 filing on Form 8-K. If a determination is made that the event is material, or if the CEO or General Counsel otherwise determines it advisable, the CEO or General Counsel, or a delegate thereof, shall notify the Chairman of the Board, Lead Independent Director, and Chairpersons of the Board’s Business Technology and Transformation Committee (the “BTTC”) and Audit Committee.

To our knowledge, there have been no cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company.

If a cybersecurity incident were to occur, it could affect our operations, results of operations, or financial condition as described in our Risk Factors titled “Information technology system failures or interruptions may materially impact our operations and/or adversely affect our financial results” and “We could be materially adversely affected by a cybersecurity breach or failure of information security controls."

The CISO partners with the Company’s Risk Department to promote alignment of cybersecurity risk management strategy with the broader risk management strategy for the organization. The integration of information security into the overall enterprise risk management framework enables collaboration on the identification, assessment, mitigation and monitoring of cybersecurity risks that have the potential to materially impact the operation of the Company.

The Risk Management Committee of the Board coordinates with the Board and other Board committees regarding the assignment to the Board and Committees of oversight responsibilities for all identified key risks to the Company. Risks related to cybersecurity are overseen by the BTTC. The BTTC monitors cybersecurity risks associated with both internal and external actors, including third-party vendors and service providers. Additional information about the BTTC’s role in overseeing risks related to cybersecurity and information technology generally can be found in the Committee’s Charter at mtg.mgic.com/corporate-governance/highlights.

The CISO provides quarterly updates about the Company’s cybersecurity program to the BTTC. Updates may include topics such as management’s efforts to identify and monitor risks, investments to improve the Company’s detection and response systems, the results of risk assessments, compliance with controls, vendor oversight, strategic technology planning, and if necessary, the status of any new, ongoing, or prior cybersecurity incident. The CISO also periodically attends the BTTC meetings.

MGIC Investment Corporation 2023 Form 10-K | 40

MGIC Investment Corporation and Subsidiaries

The Company’s current CISO, Jennifer Westphal, is responsible for assessing and managing the material risks posed by cybersecurity threats. Ms. Westphal has over 25 years of experience in information technology, with 18 of those years focused on cybersecurity. Ms. Westphal has been with the Company for more than ten years and was promoted to the position of CISO in January 2021. Prior to 2021, Ms. Westphal served as the Deputy CISO and before that, as the Director of Information Risk Management.

Item 2. Properties
At December 31, 2023, we had no office space leases in the United States that require monthly rental payments.

We own our headquarters facility located in Milwaukee, Wisconsin, which contains approximately 220,000 square feet of space.

Item 3. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, see Note 17 – "Litigation and Contingencies" to our consolidated financial statements in Item 8.

Item 4. Mine Safety Disclosures
Not Applicable.

MGIC Investment Corporation 2023 Form 10-K | 41

MGIC Investment Corporation and Subsidiaries

Information About Our Executive Officers
Certain information with respect to our executive officers as of February 21, 2024 is set forth below:

Executive officers of the registrant

Name and Age	Title
Timothy J. Mattke, 48	Chief Executive Officer and Director of MGIC Investment Corporation and MGIC
Salvatore A. Miosi, 57	President and Chief Operating Officer of MGIC Investment Corporation and MGIC
Nathan H. Colson, 40	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC
Paula C. Maggio, 55	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC
Steven M. Thompson, 61	Executive Vice President and Chief Risk Officer of MGIC
Robert J. Candelmo, 60	Senior Vice President and Chief Information Officer of MGIC

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

Mr. Thompson has served as MGIC's Executive Vice President and Chief Risk Officer since 2019. Before then, he had been Interim Chief Risk Officer during 2019, and Vice President Credit Policy and Pricing from 2016 to 2019. He joined MGIC in 1998 and prior to being named Vice President Credit Policy and Pricing, he held several management positions in its Risk Management Department, including Vice President – Risk Management from 2000 to 2016. On November 6, 2023, Mr. Thompson provided notice of his intent to retire, effective March 22, 2024. Mr. Colson will assume responsibility for overseeing the Risk Management Department upon Mr. Thompson's retirement.

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

MGIC Investment Corporation 2023 Form 10-K | 42

MGIC Investment Corporation and Subsidiaries

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.”

As of February 16, 2024, the number of shareholders of record was 177. In addition, we estimate there are approximately 90,250 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended December 31, 2023.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (1)
10/1/2023	10/31/2023	2,627,520	$16.86	2,627,520	$352,143,837
11/1/2023	11/30/2023	2,372,521	$17.48	2,372,521	$310,661,722
12/1/2023	12/31/2023	1,982,517	$18.63	1,982,517	$273,735,272
		6,982,558	$17.57	6,982,558

(1)In April 2023, our Board of Directors authorized a share repurchase program under which as of December 31, 2023 we may repurchase up to an additional $274 million of our common stock through July 1, 2025. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation 2023 Form 10-K | 43

MGIC Investment Corporation and Subsidiaries

Item 6. Reserved.

MGIC Investment Corporation 2023 Form 10-K | 44

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

The following is a discussion and analysis of the financial conditions and results of operations for the years ended December 31, 2023 and 2022, including comparisons between 2023 and 2022. Comparisons between 2022 and 2021 have been omitted from this Form 10-K, but can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

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

MGIC Investment Corporation 2023 Form 10-K | 45

OVERVIEW
This Overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Annual Report. Hence, this Overview is qualified by the information that appears elsewhere in this Annual Report, including the other portions of the MD&A.

Through MGIC, the principal subsidiary of MGIC Investment Corporation, we serve lenders throughout the United States helping families achieve homeownership sooner by making affordable low-down-payment mortgages a reality through the use of private mortgage insurance. At December 31, 2023 MGIC had $293.5 billion of primary IIF.

Summary of financial results of MGIC Investment Corporation

	Year Ended December 31,
(in millions, except per share data)	2023	2022	Change
Selected statement of operations data
Net premiums earned	$952.6	$1,007.1	(5)%
Investment income, net of expenses	214.7	167.5	28%
Losses incurred, net	(20.9)	(254.6)	(92)%
Other underwriting and operating expenses, net	226.0	236.7	(5)%
Loss on debt extinguishment	—	40.2	N/M
Income before tax	902.2	1,090.0	(17)%
Provision for income taxes	189.3	224.7	(16)%
Net income	712.9	865.3	(18)%
Diluted income per share	$2.49	$2.79	(11)%

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$917.8	$1,140.0	(19)%
Adjusted net operating income	724.4	904.8	(20)%
Adjusted net operating income per diluted share	$2.53	$2.91	(13)%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

SUMMARY OF 2023 FINANCIAL RESULTS
Net income for 2023 was $712.9 million (2022: $865.3 million) and diluted income per share was $2.49 (2022: $2.79). The decrease in net income is primarily due to an increase in losses incurred and a decrease in net premiums earned. This was partially offset by an increase in investment income, net of expenses, a decrease in loss on debt extinguishment, and a decrease in our provision for income taxes. Diluted income per share decreased primarily due to a decrease in net income, partially offset by a decrease in the number of diluted weighted average shares outstanding.

Adjusted net operating income for 2023 was $724.4 million (2022: $904.8 million) and adjusted net operating income per diluted share was $2.53 (2022: $2.91). The decrease in adjusted net operating income in 2023 compared to 2022 is primarily due to a decrease in net income. The decrease in 2023 adjusted net operating income per diluted share compared to 2022 is primarily due to a decrease in adjusted net operating income, partially offset by a decrease in the number of diluted weighted average shares outstanding.

Premiums earned for 2023 were $952.6 million, compared with $1,007.1 million for the same period last year. The decrease in premiums earned compared with the prior year is primarily due to an increase in ceded premiums that was the result of a decrease in the profit commission earned on our QSR Transactions.

Net investment income in 2023 was $214.7 million, compared with $167.5 million in the prior year. The increase in net investment income was due to an increase of 80 basis points in the average investment yield.

Losses incurred, net were $(20.9) million, compared with $(254.6) million for the prior year. While new delinquency notices added $187.7 million to losses incurred in 2023, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of $208.5 million. In 2022, new delinquency notices added approximately $149.6 million to losses incurred, offset by re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of $404.1 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation 2023 Form 10-K | 46

MGIC Investment Corporation and Subsidiaries

We did not record a loss on debt extinguishment in 2023. In 2022, we recorded a loss on debt extinguishment of $40.2 million, related to the repurchase of a portion of our 9% Debentures, the redemption of our 5.75% Senior Notes, and the repayment of the outstanding principal balance of our FHLB advance. See Note 7 - “Debt” to our consolidated financial statements for a discussion of the 9% Debenture conversion in 2023.

Our provision for income taxes decreased to $189.3 million in 2023 compared to $224.7 million in 2022 primarily due to a decrease in income before tax. Our effective tax rate for 2023 was 21.0% compared to 20.6% for 2022.

BUSINESS ENVIRONMENT
Economic conditions
Home purchases decreased in 2023, compared to 2022, due to higher interest rates and higher home prices. Higher interest rates also resulted in decreased refinance activity during 2023. This led to a decrease in our NIW, to $46.1 billion in 2023 compared to $76.4 billion in 2022.

The level of interest rates and home prices may change in the future. For information about the possible effects of such changes, see our risk factors titled "If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline,” “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns,” and “Changes in interest rates, house prices or mortgage insurance cancellation requirements may change the length of time that our policies remain in force."

Mortgage insurance market
The strong credit quality of our insurance portfolio reflects several years of favorable housing fundamentals and in our view, generally favorable risk characteristics on our recently insured loans. Our insurance in force was relatively flat during the year as a result of a lower NIW, offset by increased annual persistency.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities. Refer to "Mortgage Insurance Portfolio" for information on our NIW mix during 2023.
Competition
PMI
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

MGIC Investment Corporation 2023 Form 10-K | 47

MGIC Investment Corporation and Subsidiaries

Government programs
PMI also competes against government mortgage insurance programs such as the FHA, VA, and USDA, primarily for lower FICO score business. The combined market share of primary mortgage insurance written by government programs continues to exceed that written by PMI in both 2023 and 2022.

Refer to "Mortgage Insurance Portfolio" for additional discussion on market share and our operating measures including NIW, IIF and RIF.

PMIERs
We operate under the requirements of the PMIERs of the GSEs in order to insure loans delivered to or purchased by them. The PMIERs include financial requirements as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of PMIERs, MGIC's Available Assets under PMIERs totaled $5.8 billion, an excess of $2.4 billion over its Minimum Required Assets at December 31, 2023.

BUSINESS OUTLOOK FOR 2024
Our outlook for 2024 should be viewed against the backdrop of the business environment discussed above.

NIW
Our NIW is affected by total mortgage originations, the percentage of total mortgage originations using private mortgage insurance (the "PMI penetration rate"), and our market share within the PMI industry. As of January 2024, the total average mortgage origination forecasts from Fannie Mae and the MBA indicate mortgage originations of $2.0 trillion in 2024, compared to an estimated $1.6 trillion in 2023. Both purchase originations and refinance transactions are forecasted to increase in 2024 when compared to 2023. We are expecting NIW to increase slightly in 2024 compared to 2023.

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

IIF
Our IIF decreased 0.6% in 2023 and is expected to remain relatively flat in 2024. Our book of IIF is an important driver of our future revenues, and its growth is driven by our ability to generate NIW and the retention of our IIF, as measured by our annual persistency. Interest rates influence both our NIW and persistency. Generally speaking, in a rising rate environment, total mortgage originations may decline; however, we would also expect policy cancellation rates to decline, and in turn increase annual persistency, although the impact generally lags the change in interest rates. In 2024, we expect interest rates to remain elevated compared to recent years and the rate of growth in home prices to continue to moderate.

Results of operations
Premiums
Our direct premiums written and earned are impacted by our IIF during the period and our in force premium yield, both of which are expected to be relatively flat in 2024 when compared to 2023. Premiums earned are also impacted by the amount of accelerated premiums from single premium policy cancellations, which generally decrease as refinance activity decreases. Our unearned premium decreased to $157.8 million at December 31, 2023 from $195.3 million at December 31, 2022.

Our net premiums written and earned are primarily impacted by the changes in the direct premiums written and earned noted above and by the amount of premiums we cede under our quota share and excess of loss reinsurance transactions. The amount of premiums we cede in 2024 will be affected by any changes in our reinsurance coverage. Premiums we cede under our quota share transactions are also impacted by the profit commission we receive. The amount of profit commission is variable year-to-year and is dependent on the amount of losses incurred ceded. In 2023, compared to 2022, the increase in ceded losses incurred decreased the profit commission we received, resulting in higher ceded premiums. Increases in ceded losses incurred will benefit our losses incurred line, but will result in lower profit commission and higher ceded premiums.

Factors that affect the amount of premiums we earn from our IIF are further discussed in our "Consolidated Results of Operations - Premium yield."

Investment income
Net investment income is a material contributor to our results of operations. We expect net investment income in 2024 to increase in comparison to 2023, primarily due to higher average investment yields. The amount of investment income will be impacted by the

MGIC Investment Corporation 2023 Form 10-K | 48

MGIC Investment Corporation and Subsidiaries

change in the yield we can earn on investments and the level of invested assets. The level of invested assets will primarily be impacted by the amount of cash we expect to use in financing activities relative to our cash from operations. The magnitude of any change in our invested asset level will be subject to the timing of our financing activities.

Losses
Losses incurred, net is impacted by the level of new delinquency notices. Generally, on our primary business, the highest claim frequency years have been the third and fourth year after loan origination. As of December 31, 2023, 67% of our primary RIF was written subsequent to December 31, 2020, 84% of our primary RIF was written subsequent to December 31, 2019, and 89% of our primary RIF was written subsequent to December 31, 2018. The pattern of claim frequency can be affected by many factors, including annual persistency and deteriorating economic conditions.

Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place, and it has not yet appreciably increased from those suppressed levels. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property. In addition, an increase in third party property sales prior to claim settlement, has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase; however, the magnitude and timing of the increases are uncertain.

Underwriting and operating expenses, net
We expect underwriting and operating expenses, net to be modestly lower in 2024 compared to 2023.

Income taxes
We expect our 2024 effective tax rate to be approximately 21%.

CAPITAL
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2024, MGIC can pay $64 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2023 and 2022, MGIC paid a cash and/or investment security dividend of $600 million and $800 million, respectively, to our holding company. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board.

Dividends to shareholders
In the first and second quarters of 2023, we paid quarterly cash dividends of $0.10 per share to shareholders which totaled $58.8 million. In the third and fourth quarters of 2023, we paid quarterly cash dividends of $0.115 per share which totaled $65.3 million. On January 23, 2024, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.115 per share payable on March 5, 2024, to shareholders of record at the close of business on February 15, 2024. We expect to continue to make dividend payments to shareholders in 2024.

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. We repurchased approximately 21.7 million shares in 2023 using approximately $340.6 million of holding company resources. In 2022, we repurchased approximately 27.8 million shares of our common stock using approximately $385.7 million of holding company resources. In 2024, we expect share repurchase programs will remain our primary means of returning capital to shareholders.

The following table shows details of our share repurchase programs.

Repurchase Program	Repurchased during 2023 (in millions)	Authorization Remaining (in millions) at 12/31/23	Expiration Date
2021 Authorization	$114	$—	N/A
2023 Authorization	$226	$274	July 1, 2025
As of December 31, 2023, we had approximately 272.5 million shares of common stock outstanding which was a decrease of 7.2% from December 31, 2022.

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

MGIC Investment Corporation 2023 Form 10-K | 49

MGIC Investment Corporation and Subsidiaries

The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are based on an insurer’s book of risk in force and are calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our interpretation of the PMIERs as of December 31, 2023, MGIC’s Available Assets totaled $5.8 billion, or $2.4 billion in excess of its Minimum Required Assets.

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases.

Our reinsurance transactions enable us to earn higher returns on our Minimum Required Assets than we would without them because they generally reduce the Minimum Required Assets we must hold under PMIERs. However, reinsurance may not always be available to us, or available only on terms, or costs, that we find unacceptable.

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

For additional information about our reinsurance transactions, see our Risk Factor titled “Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions.” in Item 1A.

GSE Reform
The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. Given that the Director of the FHFA is removable by the President at will, the agency's agenda, policies and actions are influenced by the then-current administration. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorships may increase the likelihood that the business practices of the GSEs change, including through administration changes and actions. Such changes could have a material adverse effect on us.

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

State Regulations
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to its RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a MPP. MGIC's "policyholder position" includes its net worth or surplus and its contingency reserve.

At December 31, 2023, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

MGIC Investment Corporation 2023 Form 10-K | 50

MGIC Investment Corporation and Subsidiaries

The NAIC established a Mortgage Guaranty Insurance Working Group to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. A draft of a revised Mortgage Guaranty Insurance Model Act was adopted by the Financial Condition Committee in July 2023 and by the Executive Committee and Plenary NAIC in August 2023. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A for more information about matters that could negatively impact our compliance with State Capital Requirements.

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

The future effects of climate change on our business are uncertain. For information about possible effects, please refer to our Risk Factor titled “Pandemics, hurricanes and other disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs.”

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

MGIC Investment Corporation 2023 Form 10-K | 51

MGIC Investment Corporation and Subsidiaries

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year. The state of the economy, local housing markets, and various other factors, including pandemics, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

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

•The distribution of claims over the life of a book. Historically, the first few years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although annual persistency, the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing value declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage insurance earnings and cash flow cycle” below.

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

MGIC Investment Corporation 2023 Form 10-K | 52

MGIC Investment Corporation and Subsidiaries

•Financial instruments. Investment gains and losses on the embedded derivative on our Home Re Transactions reflect the present value impact of the variation in investment income on assets on the insurance-linked notes held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life.

Loss on debt extinguishment
Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position and / or improve our debt profile. Extinguishing our outstanding debt obligations early through these discretionary activities may result in losses primarily driven by the payment of consideration in excess of our carrying value, and the write off of unamortized debt issuance costs on the extinguished portion of the debt.

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

CYBERSECURITY
As part of our business, we maintain large amounts of confidential and proprietary information both on our own servers and those of cloud computing services. This includes personal information of consumers and our employees. Personal information is subject to an increasing number of federal and state laws and regulations regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us, or by the vendors with whom we share this information, to comply with such obligations may result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction.

All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by cyber attacks, such as those involving ransomware. We regularly defend against threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Threats have the potential to jeopardize the information processed and stored in, and transmitted through, our computer systems and networks and otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction. We could be similarly affected by threats against our vendors and/or third-parties with whom we share information.

Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that may hinder the Company’s ability to identify, investigate and recover from incidents. Such attacks may also increase as a result of retaliation by threat actors against actions taken by the U.S. and other countries in connection with wars and other global events. The Company operates under a hybrid workforce model and such model may be more vulnerable to security breaches.

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
For additional information about our IT systems and cybersecurity, see our risk factor titled “Information technology system failures or interruptions may materially impact our operations and adversely affect our financial results" and "We could be materially adversely affected by a cyber security breach or failure of information security controls." in Item 1A and Item 1C. Cybersecurity.

MGIC Investment Corporation 2023 Form 10-K | 53

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

MGIC Investment Corporation 2023 Form 10-K | 54

MGIC Investment Corporation and Subsidiaries

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income:

	Years Ended December 31,
	2023			2022
(in thousands)	Pre-tax	Tax Effect	Net (after-tax)	Pre-tax	Tax Effect	Net (after-tax)
Income before tax / Net income	$902,229	$189,280	$712,949	1,090,034	224,685	865,349
Adjustments:
Net realized investment (gains) losses	14,549	3,055	11,494	9,745	2,046	7,699
Loss on debt extinguishment	—	—	—	40,199	8,442	31,757
Adjusted pre-tax operating income / Adjusted net operating income	$916,778	$192,335	$724,443	$1,139,978	$235,173	$904,805

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share:

Weighted average diluted shares outstanding			287,155			311,229
Net income per diluted share			$2.49			$2.79
Net realized investment (gains) losses			0.04			0.02
Loss on debt extinguishment			—			0.10
Adjusted net operating income per diluted share			$2.53			$2.91

MGIC Investment Corporation 2023 Form 10-K | 55

MGIC Investment Corporation and Subsidiaries

MORTGAGE INSURANCE PORTFOLIO
MORTGAGE ORIGINATIONS
Our NIW is affected by the total mortgage originations, the percentage of total mortgage originations using PMI, and our market share within the PMI industry.

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

Total mortgage originations in 2023, as compared to 2022, reflects higher interest rates and home prices, contributing to a decrease in home purchase activity in 2023. Total mortgage originations are forecasted to be higher in 2024, in comparison to 2023. Both purchase and refinance markets are forecasted to increase in 2024 when compared to estimates for 2023.
E - Estimated, F- Forecast
Source: Fannie Mae and MBA estimates/forecasts as of January 2024. Amounts represent the average of all sources.

The total estimated mortgage insurance volume is shown below.

Estimated total of PMI, FHA, USDA, and VA primary mortgage insurance

(in billions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Primary mortgage insurance	$643	$858
Source: Inside Mortgage Finance - February 15, 2024 or SEC filings.

MORTGAGE INSURANCE INDUSTRY
We compete against five other private mortgage insurers, as well as government mortgage insurance programs, including those offered by the FHA, VA, and USDA. Refer to "Overview - Business Environment - Competition" for a discussion of our competitive position.

PMI's market share is primarily impacted by competition from government mortgage insurance programs. The PMI industry's market share in 2023 decreased compared to the market share in 2022.

Estimated primary MI market share

(% of total primary MI volume)	Year Ended December 31, 2023	Year Ended December 31, 2022
PMI	44.1%	47.2%
FHA	33.2%	26.7%
VA	21.5%	24.5%
USDA	1.2%	1.6%
Source: Inside Mortgage Finance - February 15, 2024 or SEC filings.

MGIC Investment Corporation 2023 Form 10-K | 56

MGIC Investment Corporation and Subsidiaries

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

Estimated MGIC market share

(% of total primary private MI volume)	Year Ended December 31, 2023	Year Ended December 31, 2022
MGIC	16.3%	18.9%
Source: Inside Mortgage Finance - February 15, 2024 or SEC filings.

NEW INSURANCE WRITTEN
The following tables provide information about loan characteristics associated with our NIW.
The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

Primary NIW by FICO score

	Years Ended December 31,
(% of primary NIW)	2023	2022
760 and greater	49.9%	43.1%
740 - 759	18.3%	18.5%
720 - 739	13.4%	14.9%
700 - 719	9.0%	10.9%
680 - 699	5.2%	7.3%
660 - 679	2.8%	3.3%
640 - 659	1.0%	1.3%
639 and less	0.4%	0.7%
Total	100%	100%

Primary NIW by loan-to-value

	Years Ended December 31,
(% of primary NIW)	2023	2022
95.01% and above	12.2%	12.3%
90.01% to 95.00%	45.5%	49.3%
85.01% to 90.00%	30.8%	28.0%
80.01% to 85%	11.5%	10.4%
Total	100%	100%

Primary NIW by debt-to-income ratio

	Years Ended December 31,
(% of primary NIW)	2023	2022
45.01% and above	26.4%	21.3%
38.01% to 45.00%	32.3%	32.3%
38.00% and below	41.3%	46.4%
Total	100%	100%

Primary NIW by policy payment type

	Years Ended December 31,
(% of primary NIW)	2023	2022
Monthly premiums	96.0%	95.7%
Single premiums	4.0%	4.3%
Annual Premiums	—%	—%

MGIC Investment Corporation 2023 Form 10-K | 57

MGIC Investment Corporation and Subsidiaries

Primary NIW by type of mortgage

	Years Ended December 31,
(% of primary NIW)	2023	2022
Purchases	98.2%	97.4%
Refinances	1.8%	2.6%

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

Primary NIW by number of attributes discussed above

	Years Ended December 31,
(% of primary NIW)	2023	2022
One	34.3%	31.5%
Two or More	4.2%	3.6%

IIF AND RIF
Our IIF was flat in 2023, compared to 2022. Our IIF increased 7.6% in 2022 as NIW was partially offset by cancellations. Cancellation activity is impacted by refinancing activity, policies cancelled when borrowers achieve the required amount of home equity, and cancellations due to claim payment. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Annual Persistency. Our annual persistency at December 31, 2023 was 86.1% compared to 82.2% at December 31, 2022. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

Insurance in force and risk in force

	Years Ended December 31,
($ in billions)	2023	2022
NIW	$46.1	$76.4
Cancellations	(47.9)	(55.5)
Increase (decrease) in primary IIF	$(1.8)	$20.9

Direct primary IIF as of December 31,	$293.5	$295.3

Direct primary RIF as of December 31,	$77.2	$76.5

CREDIT PROFILE OF OUR PRIMARY RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of December 31, 2023, modifications accounted for approximately 3.6% of our total primary RIF, compared to 4.2% at December 31, 2022. Loans associated with 87.3% of all our modifications were current as of December 31, 2023. For additional information on the composition of our primary RIF see "Business - Our Products and Services"

MGIC Investment Corporation 2023 Form 10-K | 58

MGIC Investment Corporation and Subsidiaries

The composition of our primary RIF by policy year as of December 31, 2023 and 2022 is shown below:

Primary risk in force

($ in millions)	December 31, 2023	December 31, 2022
2004 and prior	347	411
2005 - 2008	2,634	3,083
2009 - 2019	9,372	12,090
2020	13,202	16,204
2021	22,814	26,004
2022	17,604	18,680
2023	11,197	—
Total	77,170	76,472

POOL AND OTHER INSURANCE
MGIC has written no new pool insurance since 2008, however, for a variety of reasons, including responding to capital market alternatives to private mortgage insurance and customer demands, MGIC may write pool risk in the future. Our direct pool RIF was $256 million ($186 million on pool policies with aggregate loss limits and $70 million on pool policies without aggregate loss limits) at December 31, 2023 compared to $276 million ($196 million on pool policies with aggregate loss limits and $80 million on pool policies without aggregate loss limits) at December 31, 2022. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining defaults under the pool would be removed from our default inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $310 million and $226 million as of December 31, 2023 and December 31, 2022, respectively.

MGIC Investment Corporation 2023 Form 10-K | 59

MGIC Investment Corporation and Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS
The following section of the MD&A provides a comparative discussion of our Consolidated Results of Operations for the two-year period ended December 31, 2023. For a discussion of the Critical Accounting Estimates used by us that affect the Consolidated Results of Operations, see "Critical Accounting Estimates" below.

REVENUES

Revenues

	Year Ended December 31,
(In millions)	2023	2022	% Change
Net premiums written	$915.0	$960.7	(5)

Net premiums earned	$952.6	$1,007.1	(5)
Investment income, net of expenses	214.7	167.5	28
Net gains (losses) on investments and other financial instruments	(14.1)	(7.5)	88
Other revenue	2.0	5.6	(64)
Total revenues (1)	$1,155.1	$1,172.8	(2)
(1) May not foot due to rounding

NET PREMIUMS WRITTEN AND EARNED
Net premiums written and earned decreased 5% in 2023 compared with the prior year. The decrease in premiums written and earned in 2023 compared to the prior year is primarily due to an increase in ceded premiums that was the result of a decrease in the profit commission earned on our QSR Transactions.
Premium yields
Premium yield is net premiums earned divided by average IIF during the year and is influenced by a number of key drivers, which have a varying impact from period to period. The following table provides information related to our premium yield for 2023, and 2022.

Premium Yield

		Year Ended December 31,
(in basis points)		2023	2022
In force portfolio yield	(1)	38.5	39.4
Premium refunds		(0.1)	0.1
Accelerated earnings on single premium policies		0.4	1.0
Total direct premium yield		38.8	40.5
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(6.5)	(5.2)
Net premium yield		32.3	35.3
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Ceded premiums for reinsurance cancellation activities decreased the premium yield by 0.5 bps in 2023 and 0.1 bps in 2022. Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.4 bps in 2023 and 0.3 bps in 2022.

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

MGIC Investment Corporation 2023 Form 10-K | 60

MGIC Investment Corporation and Subsidiaries

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

As discussed in our Risk Factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses," the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. With the smaller origination market, higher persistency rate, and continued high credit quality for NIW expected in 2024, we expect our in force portfolio premium yield to remain relatively flat during 2024.

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
è
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a "dollar for dollar" basis and can be eliminated at loss levels higher than what we have experienced. As a result, lower levels of ceded losses incurred result in less benefit from ceded losses incurred, and a higher profit commission; higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the transactions.

The following table provides information related to our QSR Transactions for 2023 and 2022.

Quota share reinsurance

	As of and For the Years Ended December 31,
(Dollars in thousands)	2023	2022
Statements of operations:
Ceded premiums written and earned, net of profit commission	$123,955	$86,435
% of direct premiums written	11%	8%
% of direct premiums earned	11%	7%
Profit commission	133,145	176,084
Ceding commissions	50,397	52,071
Ceded losses incurred	15,623	(19,837)

Mortgage insurance portfolio:
Ceded RIF (in millions)
2020 QSR	—	3,902
2021 QSR	6,060	6,809
2022 QSR	4,693	5,027
2023 QSR	2,391	—
Credit Union QSR	2,608	2,261
Total ceded RIF	$15,752	$17,999

Ceded premiums written, and earned net of profit commission increased in 2023 when compared with the prior year primarily due to a decrease in the profit commission, which increases ceded premiums written and earned. The decrease in profit commission was driven by the increase in losses incurred. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

We terminated our 2020 QSR Transactions effective December 31, 2023 and incurred an early termination fee of $5 million. We terminated our 2015 and 2019 QSR Transactions effective December 31, 2022 and incurred an early termination fee of $2 million on our 2019 QSR Transaction.

MGIC Investment Corporation 2023 Form 10-K | 61

MGIC Investment Corporation and Subsidiaries

Covered Risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota share reinsurance

	As of and For the Years Ended December 31,
	2023	2022
NIW subject to QSR Transactions	86.8%	87.4%
New Risk Written subject to QSR Transactions	92.8%	93.0%
IIF subject to QSR Transactions	60.4%	67.9%
RIF subject to QSR Transactions	64.2%	73.0%

The decrease in IIF and RIF subject to QSR Transactions was primarily due to the termination of our 2020 QSR Transaction at December 31, 2023.

2024 QSR Transaction
We executed a 30% QSR Transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2024.

Excess of Loss Reinsurance
We have excess of loss reinsurance (“XOL Transactions”) with panels of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transaction”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

For policies covered by our Traditional XOL Transactions, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans until the initial excess of loss reinsurance coverage layer has been finalized. The 2022 Traditional XOL Transaction provides $142.6 million of reinsurance coverage on eligible NIW in 2022. The 2023 Traditional XOL Transaction provides $96.9 million of reinsurance coverage on eligible NIW in 2023.

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). At December 31, 2023 our Home Re Transactions provided $1.2 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, from January 1, 2020 through December 31, 2021,and from June 1, 2022 through August 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions as of December 31, 2023, are as follows:

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
Home Re 2018-1	2.25%	6.50%	15.18%	21.62%	$—
Home Re 2019-1	2.50%	6.75%	17.82%	38.12%	—
Home Re 2020-1	3.00%	7.50%	7.71%	8.75%	—
Home Re 2021-1	2.25%	6.50%	4.08%	7.58%	91,947
Home Re 2021-2	2.10%	6.50%	3.12%	7.30%	157,706
Home Re 2022-1	2.75%	6.75%	3.29%	7.55%	340,870
Home Re 2023-1	3.00%	6.75%	3.08%	6.92%	330,277
2022 Traditional XOL	2.60%	7.10%	2.79%	7.61%	137,507
2023 Traditional XOL	2.91%	6.91%	2.91%	6.91%	93,278
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer

In October, 2023 Home Re 2019-1 Ltd., Home Re 2021-1 Ltd., and Home Re 2021-2 Ltd completed tender offers for certain tranches of the mortgage insurance-linked notes that supported the reinsurance agreements with MGIC. The tender offer resulted in the reduction in the insurance-linked notes of $187.1 million for the Home Re 2019-1 Ltd, $91.1 million for the Home Re 2021-1 Ltd., and $106.7 million for the Home Re 2021-2 Ltd. The reinsurance coverage corresponding to the tendered notes was terminated. MGIC incurred approximately $8.0 million of additional ceded premium in the fourth quarter associated with the tender premiums and associated expenses.

MGIC Investment Corporation 2023 Form 10-K | 62

MGIC Investment Corporation and Subsidiaries

We ceded premiums on our XOL Transactions of $78.9 million and $69.9 million for the years ended December 31, 2023 and 2022, respectively.

See Note 9 - "Reinsurance," to our consolidated financial statements for additional discussion of our XOL Transactions.

INVESTMENT INCOME, NET
Net investment income increased 28% to $214.7 million in 2023 compared to $167.5 million in 2022. The increase in net investment income was primarily due to an increase of approximately 80 basis points in average investment yields.

See "Balance Sheet Review" in this MD&A for further discussion regarding our investment portfolio.

LOSSES AND EXPENSES

	Year Ended December 31,
(In millions)	2023	2022	% Change
Losses incurred, net	$(20.9)	$(254.6)	(92)
Amortization of deferred policy acquisition costs	10.8	12.4	(13)
Other underwriting and operating expenses, net	226.0	236.7	(5)
Loss on debt extinguishment	—	40.2	(100)
Interest expense	36.9	48.1	(23)
Total losses and expenses (1)	$252.9	$82.8	206
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

Prior to the COVID-19 pandemic, losses followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets and various other factors, may result in delinquencies not following the typical pattern.

For information on how pandemics and other disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of December 31, 2023, through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Losses incurred, net increased to $(20.9) million compared to $(254.6) million in 2022. While new delinquency notices added $187.7 million to losses incurred in 2023, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $208.5 million. In 2022, new delinquency notices added $149.6 million to losses incurred, offset by our re-estimation of loss reserves on previously received delinquency notices resulted in $404.1 million of favorable loss development. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received

MGIC Investment Corporation 2023 Form 10-K | 63

MGIC Investment Corporation and Subsidiaries

delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

See "New notice claim rate" and "Claims severity" below for additional factors and trends that impact these loss reserve assumptions.

Composition of losses incurred

	Year Ended December 31,
(In millions)	2023	2022
Current year / New notices	$187.7	$149.6
Prior year reserve development	(208.5)	(404.1)
Losses incurred, net (1)	$(20.9)	$(254.6)
(1) May not foot due to rounding

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of losses incurred, net to net premiums earned. The increase in the loss ratio in 2023 when compared to 2022 was primarily due to a increase in losses incurred as discussed above.

	Year Ended December 31,
	2023	2022
Loss ratio	(2.2)%	(25.3)%

MGIC Investment Corporation 2023 Form 10-K | 64

MGIC Investment Corporation and Subsidiaries

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the period
December 31, 2023
Policy Year	New Delinquency Notices Received in the Year Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	3,392	2,072	18
2005-2008	10,807	7,008	17
2009-2015	2,607	1,414	11
2016	1,824	954	9
2017	2,518	1,365	9
2018	3,118	1,750	8
2019	3,080	1,550	7
2020	5,028	2,383	6
2021	8,754	4,237	5
2022	5,150	2,605	5
2023	547	312	3
Total	46,825	25,650	11
Claim rate on new notices (1)	7.5%

December 31, 2022
Policy Year	New Delinquency Notices Received in the Year Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	3,695	2,471	18
2005-2008	11,702	8,317	19
2009-2015	3,115	2,017	12
2016	2,090	1,249	10
2017	2,797	1,719	10
2018	3,289	2,060	9
2019	3,199	1,823	9
2020	5,067	2,558	7
2021	6,656	3,307	5
2022	1,378	866	3
Total	42,988	26,387	12
Claim rate on new notices (1)	7.5%
(1) Claim rate is the respective full year weighted average rate.

Claims severity
Factors that impact claim severity include:

è	economic conditions at that time, including home prices compared to home prices at the time of placement of coverage
è	exposure on the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 8 - "Loss Reserves," our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. An increase in third party property sales, prior to claim settlement has resulted in a decrease in the average claim paid and the average claim paid as a percentage of exposure in recent years. With the onset of the COVID-19 pandemic, the level of claims received decreased. Claim activity and the average claims paid as a percentage of exposure has not yet returned to pre-COVID-19 levels. The magnitude and timing of the increases are uncertain.

The majority of loans insured prior to 2014 (which represent 37% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim.

MGIC Investment Corporation 2023 Form 10-K | 65

MGIC Investment Corporation and Subsidiaries

Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend

Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q4 2023	$49,720	$31,141	62.6%	40
Q3 2023	43,271	28,538	66.0%	41
Q2 2023	40,013	29,803	74.5%	43
Q1 2023	37,412	28,227	75.4%	42
Q4 2022	38,903	28,492	73.2%	41
Q3 2022	37,625	23,461	62.4%	46
Q2 2022	44,106	27,374	62.1%	41
Q1 2022	38,009	27,662	72.8%	45

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

Primary delinquent inventory - number of payments delinquent

	2023	2022
3 payments or less	12,665	11,484
4 - 11 payments	8,064	8,026
12 payments or more (1)	4,921	6,877
Total	25,650	26,387

3 payments or less	50%	44%
4 - 11 payments	31%	30%
12 payments or more	19%	26%
Total	100%	100%
(1)Approximately 34% and 28% of the loans in the primary delinquency inventory with 12 payments or more delinquent have at least 36 payments delinquent as of December 31, 2023, and 2022, respectively.

NET LOSSES AND LAE PAID
Net losses and LAE paid in 2023 were consistent with 2022. Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place, and it has not yet appreciably increased from those suppressed levels. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property. In addition, an increase in third party property sales prior to claim settlement has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

MGIC Investment Corporation 2023 Form 10-K | 66

MGIC Investment Corporation and Subsidiaries

The table below presents our net losses and LAE paid for 2023 and 2022.

Net losses and LAE paid

(in millions)	2023	2022
Total primary (excluding settlements)	$39	$35
NPL settlements	1	8
Pool	—	—
Direct losses paid	40	43
Reinsurance	(1)	(1)
Net losses paid	39	42
LAE	7	8
Net losses and LAE paid before terminations	46	50
Reinsurance terminations (1)	(9)	(18)
Net losses and LAE paid	$37	$32

Average claim paid (2)	$29,405	$26,715
(1)See Note 9 - "Reinsurance" for additional information on our reinsurance terminations
(2)Excludes amounts paid in NPL settlements

The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The primary average RIF on delinquent loans as of December 31, 2023 and 2022 and for the top 5 jurisdictions (based on December 31, 2023 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans

	2023	2022
Florida	$63,885	$59,903
Texas	59,841	53,743
Illinois	44,562	42,431
Pennsylvania	44,263	42,178
California	102,145	95,153
All other jurisdictions	54,723	51,375
Total all jurisdictions	$57,143	$53,458
The primary average RIF on all loans was $67,705 and $64,784 at December 31, 2023 and December 31, 2022, respectively. The increase is primarily due to an increase in loans from recent years which generally have larger loan balances.

LOSS RESERVES
The gross reserves as of December 31, 2023, and 2022 appear in the table below.

Gross loss reserves

	December 31,
	2023		2022
Primary:
Case reserves (In millions)	$448		$498
IBNR and LAE	54		56
Total primary direct loss reserves	502		554
Ending delinquency inventory		25,650		26,387
Percentage of loans delinquent (default rate)		2.25%		2.22%
Average direct reserve per default		$19,562		$20,994
Primary claims received inventory included in ending delinquency inventory		302		267
Other gross loss reserves (1) (In millions)	3		4
(1)Other gross loss reserves includes direct and assumed reserves that are not included within our primary loss reserves.

MGIC Investment Corporation 2023 Form 10-K | 67

MGIC Investment Corporation and Subsidiaries

The primary delinquency inventory for the top 15 jurisdictions (based on December 31, 2023 delinquency inventory) at December 31, 2023, and 2022 appears in table the below.

Primary delinquency inventory by jurisdiction

	2023	2022
Florida *	2,100	2,414
Texas	2,094	1,935
Illinois *	1,684	1,640
Pennsylvania *	1,433	1,525
California	1,354	1,336
New York *	1,342	1,399
Ohio *	1,246	1,322
Michigan	1,115	965
Georgia	955	954
New Jersey *	774	841
North Carolina	705	753
Maryland	680	719
Indiana *	645	622
Minnesota	566	573
Virginia	538	582
All other jurisdictions	8,419	8,807
Total	25,650	26,387

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
The primary delinquency inventory by policy year at December 31, 2023 and 2022 appears in the following table.

Primary delinquency inventory by policy year

	2023	2022
2004 and prior	2,072	2,471
2004 and prior %:	8%	9%
2005	1,289	1,438
2006	2,015	2,388
2007	3,029	3,680
2008	675	811
2005 - 2008%	27%	32%
2009	37	51
2010	25	31
2011	25	43
2012	43	72
2013	158	243
2014	434	633
2015	692	944
2009 - 2015%	6%	8%
2016	954	1,249
2017	1,365	1,719
2018	1,750	2,060
2019	1,550	1,823
2020	2,383	2,558
2021	4,237	3,307
2022	2,605	866
2023	312	—
2016 and later %:	59%	51%
Total	25,650	26,387

MGIC Investment Corporation 2023 Form 10-K | 68

MGIC Investment Corporation and Subsidiaries

On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2023, 67% of our primary RIF was written subsequent to December 31, 2020, 84% of our primary RIF was written subsequent to December 31, 2019, and 89% of our primary RIF was written subsequent to December 31, 2018.

UNDERWRITING AND OTHER EXPENSES, NET
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for 2023 decreased to $226.0 million from $236.7 million in 2022. The decrease was primarily due to a decrease in expenses related to professional and consulting services and a decrease in expenses related to settlement accounting charges.

	Year Ended December 31,
	2023	2022
Underwriting expense ratio	25.5%	25.2%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio increased in 2023 compared with 2022 due to a decrease in net premiums written, partially offset by a decrease in underwriting and operating expenses, net.

LOSS ON DEBT EXTINGUISHMENT
In 2023, we did not record a loss on debt extinguishment. In 2022, we recorded a loss on debt extinguishment of $40.2 million, related to the repurchases of a portion our 9% Debentures, the redemption of our 5.75% Senior Notes, and the repayment of the outstanding principal balance of the FHLB Advance.

See Note 7 - "Debt" to our consolidated financial statements for a discussion of the 9% Debenture conversion in 2023.

INTEREST EXPENSE
Interest expense for 2023 was $36.9 million compared to $48.1 million for 2022. The decrease is due to the debt transactions discussed above.

INCOME TAX EXPENSE AND EFFECTIVE TAX RATE

Income tax provision and effective tax rate

(In thousands, except rate)	2023	2022
Income before tax	$902,229	$1,090,034
Provision for income taxes	$189,280	$224,685
Effective tax rate	21.0%	20.6%

The decrease in our provision for income taxes for 2023 compared to 2022 was primarily due to a decrease in income before tax. Our effective tax rate for 2023 and 2022 approximated the federal statutory income tax rate of 21%.

See Note 12 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation 2023 Form 10-K | 69

MGIC Investment Corporation and Subsidiaries

BALANCE SHEET REVIEW
The following sections focus on the assets and liabilities experiencing major developments in 2023.

Consolidated balance sheets - Assets

	As of December 31,
(in thousands)	2023	2022	% Change
Investments	$5,738,734	$5,424,688	6
Cash and cash equivalents	363,666	327,384	11
Reinsurance recoverable on loss reserves	33,302	28,240	18
Reinsurance recoverable on paid losses	9,896	18,081	(45)
Deferred incomes taxes, net	79,782	124,769	(36)
Other assets	313,000	290,631	8
Total Assets	$6,538,380	$6,213,793	5

INVESTMENT PORTFOLIO
The investment portfolio increased to $5.7 billion as of December 31, 2023 (2022: $5.4 billion), primarily due to an increase in the fair value of our investment portfolio, offset by repurchases of our stock, and dividends paid to shareholders.

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
(1)Primarily MGIC

To achieve our portfolio objectives, our asset allocation considers the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by, and based on, the following factors:

è	economic and market outlooks;
è	diversification effects;
è	security duration;
è	liquidity;
è	capital considerations; and
è	income tax rates.

The average duration and embedded investment yield of our investment portfolio as of December 31, 2023 and 2022 is shown in the following table.

Portfolio duration and embedded investment yield

	December 31,
	2023	2022
Effective Duration (in years)	3.8	4.0
Pre-tax yield (1)	3.7%	3.0%
After-tax yield (1)	3.0%	2.5%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The credit risk of a security is evaluated through analysis of the security's underlying fundamentals, including the issuer's sector, scale, profitability, debt coverage, and ratings. The investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. The following table shows the security ratings of our fixed income investments as of December 31, 2023 and 2022.

MGIC Investment Corporation 2023 Form 10-K | 70

MGIC Investment Corporation and Subsidiaries

Fixed income security ratings
% of fixed income securities at fair value
	Security Ratings (1)
Period	AAA	AA	A	BBB
December 31, 2023	12%	34%	35%	19%
December 31, 2022	18%	28%	34%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

The decrease in fixed income securities with an AAA rating at December 31, 2023, was primarily from the downgrade of the United States government’s credit rating to AA+ by Fitch in the third quarter.

Our investment portfolio was invested in comparable security types for the years ended December 31, 2023 and December 31, 2022. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

Investments outlook
The Federal Open Market Committee (“FOMC”) raised the federal funds rate four times throughout 2023 from 4.50% to 5.50% as it balanced maintaining a sufficiently restrictive monetary policy to return inflation to its long-run target, while also achieving its employment goals. In January, 2024, the FOMC held the federal funds rate at 5.25% to 5.50%. The FOMC acknowledged recent inflation data has demonstrated it is on a trajectory to return to their 2% inflation target, but rate cuts will not be warranted until the FOMC has greater confidence that inflation will remain sustainably at target and inflation risks are balanced with other economic risks. The forward curve, which currently includes several rate cuts this year indicates a shift toward a less restrictive FOMC policy through the end of 2024. The lagged effects of the FOMC’s actions and other ongoing macroeconomic and geopolitical factors could create significant economic uncertainty and alter forward rate expectations, which may result in interest rate and credit spread volatility. Market volatility resulting from these factors, particularly the absolute level of rates and the rate of change, will continue to impact our investment valuations and returns.

The changes in unrealized investment gains and losses generally do not impact the management of our investment portfolio. We seek to manage our exposure to interest rate risk and volatility by maintaining a diverse mix of securities with an intermediate duration profile and generally hold fixed income investments until maturity. The quality of our fixed income portfolio remains very high and changes in unrealized gains and losses have little impact on our cash flows, statutory surplus, or other capital requirements.

While a higher interest rate environment may continue to adversely impact the fair values of existing fixed income investments, it presents an opportunity for continued investment into securities with yields in excess of the book yield on our portfolio. Increases in market-based portfolio yields are expected to result in higher net investment income in future periods. In addition to fixed income securities, we also hold cash and cash equivalents which yield returns that generally reflect the federal funds rate.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased to $363.7 million, as of December 31, 2023 (2022: $327.4 million), as net cash generated from operating activities was substantially used in financing activities.

REINSURANCE RECOVERABLE ON PAID LOSSES
Reinsurance recoverable on paid losses decreased to $9.9 million at December 31, 2023 (2022: $18.1 million). At December 31, 2023, the reinsurance recoverable on paid losses was primarily comprised of losses recoverable from reinsurers at the time of the termination of our 2020 QSR Transaction. At December 31, 2022 the reinsurance recoverable on paid losses was primarily composed of losses recoverable from reinsurers at the time of termination of the 2015 and 2019 QSR Transactions. Generally, in a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers.

DEFERRED INCOME TAXES
Our net deferred tax asset was $79.8 million and $124.8 million at December 31, 2023 and December 31, 2022, respectively. The decrease in our deferred income tax asset was primarily due to the tax effect on unrealized gains generated by the investment portfolio during 2023. We owned $848.6 million and $661.7 million of tax and loss bonds at December 31, 2023 and December 31, 2022, respectively. See Note 12 – “Income Taxes” to our consolidated financial statements for additional disclosure on the components of our deferred tax assets and liabilities.

MGIC Investment Corporation 2023 Form 10-K | 71

MGIC Investment Corporation and Subsidiaries

Consolidated balance sheets - Liabilities and equity

	As of December 31,
(In thousands)	2023	2022	% Change
Liabilities
Loss reserves	$505,379	$557,988	(9)
Unearned premiums	157,779	195,289	(19)
Long-term debt	643,196	662,810	(3)
Other liabilities	160,009	154,966	3
Total Liabilities	$1,466,363	$1,571,053	(7)

Shareholders' equity
Common stock	$371,353	$371,353	—
Paid-in capital	1,808,113	1,798,842	1
Treasury stock	(1,384,293)	(1,050,238)	32
AOCI, net of tax	(316,281)	(481,511)	(34)
Retained earnings	4,593,125	4,004,294	15
Total	$5,072,017	$4,642,740	9

LOSS RESERVES AND REINSURANCE RECOVERABLE ON LOSS RESERVES
Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $505.4 million as of December 31, 2023, from $558.0 million of December 31, 2022. Reinsurance recoverables on loss reserves were $33.3 million and $28.2 million as of December 31, 2023 and December 31, 2022, respectively. The decrease in loss reserves is primarily due to favorable development of $208.5 million on previously received delinquency notices, partially offset by loss reserves established on new delinquency notices. The reinsurance recoverable on loss reserves is impacted by the change in direct reserves and the percentage of our delinquency inventory covered by reinsurance transactions.

LONG-TERM DEBT
Our long-term debt decreased to $643.2 million as of December 31, 2023 from $662.8 million as of December 31, 2022. Under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal of $21.1 million. Prior to the redemption date, substantially all holders elected to convert into shares of our common stock. We elected to pay cash in lieu of issuing shares. See Note 7 - "Debt" to our consolidated financial statements for discussion of the 9% Debenture conversion in 2023.

UNEARNED PREMIUM
Our unearned premium decreased to $157.8 million as of December 31, 2023 from $195.3 million as of December 31, 2022 primarily due to the run-off of unearned premium on our existing portfolio of single premium policies, partially offset by new premium written on single premium policies.

SHAREHOLDER'S EQUITY
The increase in shareholders' equity is primarily due to net income and an increase in the fair value of our investment portfolio, partially offset by repurchases of our common stock and dividends paid to shareholders in 2023.

MGIC Investment Corporation 2023 Form 10-K | 72

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

Summary of consolidated cash flows

	Years ended December 31,
(In thousands)	2023	2022
Total cash provided by (used in):
Operating activities	$712,962	$650,012
Investing activities	(179,190)	410,485
Financing activities	(496,041)	(1,032,542)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$37,731	$27,955

Operating activities
The following list highlights the major sources and uses of cash flow from operating activities:

Sources
+	Premiums received
+	Loss payments from reinsurers
+	Investment income

Uses
-	Claim payments
-	Premium ceded to reinsurers
-	Interest expense
-	Operating expenses
-	Tax payments
Our largest source of cash is from premiums received from our insurance policies, which we receive on a monthly installment basis for most policies. Premiums are received at the beginning of the coverage period for single premium and annual premium policies. Our largest cash outflow is generally for claims that arise when a delinquency results in an insured loss. Based on historical experience, we expect our future claim payments associated with established case loss reserves to pay out at or within 5 years, with the majority of future claim payments made within one to three years. Our claims paid activity slowed at the start of the COVID-19 pandemic primarily due to forbearance and foreclosure moratoriums put in place and it has not yet appreciably increased from these suppressed levels. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property. In addition, an increase in third party property sales prior to claim settlement, has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

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

Net cash provided by operating activities in 2023 increased compared to 2022 primarily due to a decrease in income tax payments, a decrease in underwriting and operating expenses paid, a decrease in interest payments, and an increase in investment income collected. This was offset by a decrease in premiums received and an increase in loss payments.

We also have purchase obligations totaling approximately $14.1 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $6.7 million for our purchase obligations.

MGIC Investment Corporation 2023 Form 10-K | 73

MGIC Investment Corporation and Subsidiaries

We expect to make a contribution to our qualified pension plan in 2024 of $25.0 million. The net funded status (the market value of our plan assets compared to the projected benefit obligation) will impact future contributions to our qualified pension plan.

Investing activities
The following list highlights the major sources and uses of cash flow from investing activities:

Sources
+	Proceeds from sales of investments
+	Proceeds from maturity of fixed income securities

Uses
-	Purchases of investments

We maintain an investment portfolio that is primarily invested in a diverse mix of fixed income securities. As of December 31, 2023, our portfolio had a fair value of $5.7 billion compared to $5.4 billion at December 31, 2022. Net cash flows provided by investing activities in 2023 primarily reflects purchases of fixed income securities during the period that exceeded sales and maturities of fixed income securities during the period as cash from operations was available for additional investment. Net cash used in investing activities in 2022 primarily reflects sales and maturities of fixed income and equity securities during the year that exceeded purchases as proceeds were used in financing activities.

Financing activities
The following list highlights the major sources and uses of cash flow from financing activities:

Sources
+	Proceeds from debt and/or common stock issuances

Uses
-	Repayment/repurchase of debt
-	Repurchase of common stock
-	Payment of dividends to shareholders
-	Payment of withholding taxes related to share-based compensation net share settlement
Net cash flows used in financing activities in 2023 primarily reflects the repurchases of our common stock, dividends to shareholders, and the conversion of our 9% Debentures. Net cash flows used in financing activities in 2022 primarily reflects the repurchase of our common stock, repayment of our 5.75% Notes and our FHLB Advance, the repurchase of a most of our 9% Debentures and payment of dividends to shareholders.

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

Our capital management objectives are to:

è	influence and maintain compliance with capital requirements,
è	maintain access to capital and reinsurance markets,
è	manage our capital to support our business strategies and the competing priorities of relevant stakeholders
è	assess appropriate uses for capital that cannot be deployed in support of our business strategies, including the size and form of capital return to shareholders, and
è	support business opportunities by enabling capital flexibility and efficiently using company resources.

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

MGIC Investment Corporation 2023 Form 10-K | 74

MGIC Investment Corporation and Subsidiaries

Capital Structure
The following table summarizes our capital structure as of December 31, 2023, and 2022.

(In thousands, except ratio)	2023	2022
Common stock, paid-in capital, retained earnings, less treasury stock	$5,388,298	$5,124,251
Accumulated other comprehensive loss, net of tax	(316,281)	(481,511)
Total shareholders' equity	5,072,017	4,642,740
Long-term debt, par value	650,000	671,086
Total capital resources	$5,722,017	$5,313,826

Ratio of long-term debt to shareholders' equity	12.8%	14.5%

The increase in shareholders' equity in 2023 primarily relates to net income and an increase in the fair value of our investment portfolio, partially offset by repurchases of our common stock and dividends paid to shareholders in 2023. See Note 13 - "Shareholders' Equity" for further information.

CAPITALIZATION
Debt obligations - holding company
As of December 31, 2023, our holding company's debt obligations was $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028.

In 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal of $21.1 million. Prior to the redemption date, substantially all holders elected to convert into shares of our common stock. We elected to pay cash in lieu of issuing shares.

See Note 7 - "Debt" for further information on our outstanding debt obligations and transactions impacting our consolidated financial statements in 2023 and 2022.

Liquidity analysis - holding company
As of December 31, 2023, and December 31, 2022, we had approximately $918 million and $647 million, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.25% Notes approximating $34.0 million, based on the debt outstanding at December 31, 2023. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

During 2023 and 2022, we used approximately $340.6 million and $385.7 million respectively, of available holding company cash to repurchase shares of our common stock. Through February 16, 2024 we used approximately $55.8 million of available holding company cash to repurchase shares of our common stock. The repurchase programs may be suspended or discontinued at any time.

In 2023, we used $122.9 million to pay cash dividends to shareholders. On January 23, 2024, our Board of Directors declared a quarterly cash dividend of $0.115 per common share to shareholders of record on February 15, 2024, payable on March 5, 2024. We expect to continue to make dividend payments to shareholders in 2024.

We may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions. In 2024, we expect share repurchase programs will remain our primary means of returning capital to shareholders. See "Overview-Capital" of this MD&A for a discussion of our share repurchase programs.

Significant cash and investments inflows at our holding company during the year were:
•$600.0 million dividends received from MGIC,
•$133.9 million intercompany tax receipts, and

MGIC Investment Corporation 2023 Form 10-K | 75

MGIC Investment Corporation and Subsidiaries

•$20.6 million of investment income.

Significant cash outflows at our holding company during the year were:
•$337.2 million of net share repurchase transactions,
•$122.9 million of cash dividends paid to shareholders,
•$35.1 million of interest payments on our outstanding debt obligations, and
•$28.6 million cash paid in lieu of issuing shares on the conversion of our 9% Debentures.

The net unrealized losses on our holding company investment portfolio were approximately $8.7 million at December 31, 2023 and the portfolio had a modified duration of approximately 1.5 years.

Scheduled debt maturities beyond the next twelve months include $650 million of our 5.25% Notes in 2028.
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

DEBT AT SUBSIDIARIES
MGIC did not have any outstanding debt obligations at December 31, 2023. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity through a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of December 31, 2023, MGIC’s Available Assets under the PMIERs totaled approximately $5.8 billion, an excess of approximately $2.4 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

	December 31,
(In millions)	2023	2022
QSR Transactions	$1,081	$1,228
Home Re Transactions	921	948
Traditional XOL Transactions	230	138
Total capital credit for Reinsurance Transactions	$2,232	$2,314

Our 2024 QSR transaction terms are generally comparable to our existing QSR transactions and will also provide PMIERs capital credit. Refer to Note 9 - "Reinsurance" to our consolidated financial statements for additional information on our reinsurance transactions.

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. Refer to "Overview - Capital - GSEs" of this MD&A and our risk factor titled “We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility” in Item 1A. for further discussion of PMIERs.

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

MGIC Investment Corporation 2023 Form 10-K | 76

MGIC Investment Corporation and Subsidiaries

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

The table below presents MGIC's risk-to-capital calculation.

Risk-to-capital - MGIC

	December 31,
(In millions, except ratio)	2023	2022
RIF - net (1)	$58,832	$56,292
Statutory policyholders' surplus	$636	$921
Statutory contingency reserve	5,131	4,597
Statutory policyholders' position	$5,767	$5,518
Risk-to-capital	10.2:1	10.2:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.6 billion at December 31, 2023 and $1.4 billion at December 31, 2022) and for which case loss reserves have been established.

The increase in statutory policyholders' position was primarily due to an increase in statutory contingency reserves and net income during 2023, offset by dividends paid to our holding company of $600 million. Our risk-to-capital ratio will increase if the percentage increase in capital exceeds the percentage decrease in insured risk.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

Financial Strength Ratings

MGIC financial strength ratings			MAC financial strength ratings

Rating Agency	Rating	Outlook	Rating Agency	Rating	Outlook
Moody's Investors Service	A3	Stable	A.M. Best	A-	Positive
Standard and Poor's Rating Services (1)	A-	Stable
A.M. Best	A-	Positive
(1)MGIC's Standard and Poor's Rating was upgraded to A- in January of 2024.

For further information about the importance of MGIC’s ratings and rating methodologies, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses” in Item 1A.

MGIC Investment Corporation 2023 Form 10-K | 77

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

The estimated claim rates and claim severities are used to determine the amount we estimate will actually be paid on the delinquent loans as of the reserve date. If a policy is rescinded we do not expect that it will result in a claim payment and thus the rescission generally reduces the historical claim rate used in establishing reserves. In addition, if a loan cures its delinquency, including through a successful loan modification, the cure reduces the historical claim rate used in establishing reserves. To establish reserves, we utilize a reserving model that continually incorporates historical data into the estimated claim rate. The model also incorporates an estimate for severity. The severity is estimated using the historical percentage of our claims paid compared to our loan exposures, as well as the RIF of the loans currently in default. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. We review recent trends in the claim rate, claim severity, levels of defaults by geography and average loan exposure. As a result, the process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.

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

Our estimate of loss reserves is sensitive to changes in claim rate and claim severity; it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2023, assuming all other factors remain constant, a $1,000 increase/decrease in the average claim severity reserve factor would change the reserve amount by approximately +/- $8 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $16 million.

MGIC Investment Corporation 2023 Form 10-K | 78

MGIC Investment Corporation and Subsidiaries

Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

Historical development of loss reserves

(In thousands)	Losses incurred related to prior years (1)	Reserve at end of prior year
2023	(208,514)	557,988
2022	(404,130)	883,522
2021	(60,015)	880,537
2020	19,604	555,334
2019	(71,006)	674,019
(1)A negative number for a prior year indicates a redundancy of loss reserves. A positive number for a prior year indicates a deficiency of loss reserves.

See Note 8 – “Loss Reserves” to our consolidated financial statements for a discussion of recent loss development.

MGIC Investment Corporation 2023 Form 10-K | 79

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

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2023, the effective duration of our fixed income investment portfolio was 3.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.8% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Balance Sheet Review– Investment Portfolio" in Item 7.

MGIC Investment Corporation 2023 Form 10-K | 80

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements are filed pursuant to this Item 8:

MGIC Investment Corporation 2023 Form 10-K | 81

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
(In thousands)	Note	2023	2022
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost 2023 - $5,939,483; 2022 - $5,859,688)		$5,601,540	$5,342,667	(1)
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2023 - $121,539; 2022 - $67,097)		121,573	67,031	(1)
Equity securities, at fair value (cost, 2023 - $16,025; 2022 - $15,924)		14,771	14,140
Other invested assets, at cost		850	850
Total investment portfolio		5,738,734	5,424,688

Cash and cash equivalents		363,666	327,384
Restricted cash and cash equivalents		6,978	5,529
Accrued investment income		58,774	55,178
Reinsurance recoverable on loss reserves	9	33,302	28,240
Reinsurance recoverable on paid losses	9	9,896	18,081
Premiums receivable		58,499	58,000
Home office and equipment, net		38,755	41,419
Deferred insurance policy acquisition costs		14,591	19,062
Deferred income taxes, net	12	79,782	124,769
Other assets		135,403	111,443
Total assets		$6,538,380	$6,213,793

Liabilities and shareholders' equity
Liabilities:
Loss reserves	8	$505,379	$557,988
Unearned premiums		157,779	195,289
Senior notes	7	643,196	641,724
Convertible junior subordinated debentures	7	—	21,086
Other liabilities		160,009	154,966
Total liabilities		1,466,363	1,571,053
Contingencies	17
Shareholders' equity:	13
Common stock ($1.00 par value, shares authorized 1,000,000; shares issued 2023 - 371,353; 2022 - 371,353; shares outstanding 2023 - 272,494; 2022 - 293,433)		371,353	371,353
Paid-in capital		1,808,113	1,798,842
Treasury stock at cost (shares 2023 - 98,859; 2022 - 77,920)		(1,384,293)	(1,050,238)
Accumulated other comprehensive income (loss), net of tax	10	(316,281)	(481,511)
Retained earnings		4,593,125	4,004,294
Total shareholders' equity		5,072,017	4,642,740
Total liabilities and shareholders' equity		$6,538,380	$6,213,793
(1) Certain amounts have been reclassified to conform with current year presentation

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2023 Form 10-K | 82

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended December 31,
(In thousands, except per share data)	Note	2023	2022	2021
Revenues:
Premiums written:
Direct		$1,105,027	$1,108,570	$1,123,117
Assumed		12,835	8,535	8,924
Ceded	9	(202,821)	(156,373)	(163,031)
Net premiums written		915,041	960,732	969,010
Decrease (increase) in unearned premiums		37,510	46,401	45,409
Net premiums earned	9	952,551	1,007,133	1,014,419

Investment income, net of expenses	5	214,740	167,476	156,438
Net gains (losses) on investments and other financial instruments	5	(14,141)	(7,463)	5,861
Other revenue		1,952	5,639	8,957
Total revenues		1,155,102	1,172,785	1,185,675

Losses and expenses:
Losses incurred, net	8 / 9	(20,856)	(254,565)	64,577
Amortization of deferred insurance policy acquisition costs		10,820	12,366	12,602
Other underwriting and operating expenses, net		226,004	236,697	198,445
Loss on debt extinguishment	7	—	40,199	36,914
Interest expense	7	36,905	48,054	71,360
Total losses and expenses		252,873	82,751	383,898
Income before tax		902,229	1,090,034	801,777
Provision for income taxes	12	189,280	224,685	166,794
Net income		$712,949	$865,349	$634,983

Earnings per share:	4
Basic		$2.51	$2.83	$1.90
Diluted		$2.49	$2.79	$1.85

Weighted average common shares outstanding - basic	4	283,605	305,847	334,330
Weighted average common shares outstanding - diluted	4	287,155	311,229	351,308

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2023 Form 10-K | 83

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years Ended December 31,
(In thousands)	Note	2023	2022	2021
Net income		$712,949	$865,349	$634,983
Other comprehensive income (loss), net of tax:	10
Change in unrealized investment gains and losses	5	141,548	(558,534)	(122,099)
Benefit plans adjustment	11	23,682	(42,674)	24,975
Other comprehensive income (loss), net of tax		165,230	(601,208)	(97,124)
Comprehensive income		$878,179	$264,141	$537,859
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2023 Form 10-K | 84

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Years Ended December 31,
(In thousands)	Note	2023	2022	2021
Common stock
Balance, beginning and end of year		371,353	371,353	371,353

Paid-in capital
Balance, beginning of year		1,798,842	1,794,906	1,862,042
Cumulative effect of debt with conversion options accounting standards update		—	—	(68,289)
Balance, beginning of period, as adjusted		1,798,842	1,794,906	1,793,753
Conversion of 9% Debentures, net of tax	7	(5,315)	—	—
Reissuance of treasury stock, net under share-based compensation plans		(17,021)	(20,835)	(15,956)
Equity compensation		31,607	24,771	17,109
Balance, end of year		1,808,113	1,798,842	1,794,906

Treasury stock
Balance, beginning of year		(1,050,238)	(675,265)	(393,326)
Purchases of common stock	13	(343,819)	(385,714)	(290,818)
Reissuance of treasury stock, net under share-based compensation plans		9,764	10,741	8,879
Balance, end of year		(1,384,293)	(1,050,238)	(675,265)

Accumulated other comprehensive income (loss)
Balance, beginning of year		(481,511)	119,697	216,821
Other comprehensive income (loss)	10	165,230	(601,208)	(97,124)
Balance, end of year		(316,281)	(481,511)	119,697

Retained earnings
Balance, beginning of year		4,004,294	3,250,691	2,642,096
Cumulative effect of debt with conversion options accounting standards update		—	—	68,289
Balance, beginning of period, as adjusted		4,004,294	3,250,691	2,710,385
Net income		712,949	865,349	634,983
Cash dividends	13	(124,118)	(111,746)	(94,677)
Balance, end of year		4,593,125	4,004,294	3,250,691

Total shareholders' equity		$5,072,017	$4,642,740	$4,861,382
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2023 Form 10-K | 85

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$712,949	$865,349	$634,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	35,230	54,252	66,014
Deferred tax expense (benefit)	1,065	(4,367)	5,188
Equity compensation	31,607	24,771	17,109
Loss on debt extinguishment	—	40,199	36,914
Net (gains) losses on investments and other financial instruments	14,141	7,463	(5,861)
Change in certain assets and liabilities:
Accrued investment income	(3,596)	(3,276)	(1,905)
Reinsurance recoverable on loss reserves	(5,062)	38,665	28,137
Reinsurance recoverable on paid losses	8,185	18,194	(35,606)
Premiums receivable	(499)	(1,460)	(496)
Deferred insurance policy acquisition costs	4,471	2,609	(110)
Profit commission receivable	5,108	4,724	(19,245)
Loss reserves	(52,609)	(325,534)	2,985
Unearned premiums	(37,510)	(46,401)	(45,409)
Return premium accrual	(4,400)	(11,800)	7,200
Current income taxes	(4,143)	(8,549)	5,429
Other, net	8,025	(4,827)	990
Net cash provided by operating activities	712,962	650,012	696,317
Cash flows from investing activities:
Purchases of investments	(1,469,540)	(674,406)	(1,531,129)
Proceeds from sales of investments	376,598	399,661	473,904
Proceeds from maturity of fixed income securities	913,415	688,484	900,591
Proceeds from sale of property and equipment	2,336	—	—
Additions to property and equipment	(1,999)	(3,254)	(4,115)
Net cash (used in) provided by investing activities	(179,190)	410,485	(160,749)
Cash flows from financing activities:
Conversion / purchase of convertible junior subordinated debentures	(28,637)	(89,118)	(98,610)
Redemption of 5.75% senior notes	—	(242,296)	—
Repayment of FHLB advance	—	(155,000)	—
Cash portion of loss on debt extinguishment	—	(39,514)	(36,914)
Repurchase of common stock	(337,182)	(385,573)	(290,818)
Dividends paid	(122,965)	(110,947)	(94,219)
Payment of withholding taxes related to share-based compensation net share settlement	(7,257)	(10,094)	(6,729)
Net cash used in financing activities	(496,041)	(1,032,542)	(527,290)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	37,731	27,955	8,278
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	332,913	304,958	296,680
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$370,644	$332,913	$304,958
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2023 Form 10-K | 86

MGIC Investment Corporation and Subsidiaries

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

At December 31, 2023, our direct primary insurance in force ("IIF") was $293.5 billion, which represents the unpaid principal balance of loans that we insure, as reported to us, and our direct primary risk in force ("RIF") was $77.2 billion, which represents the IIF multiplied by the insurance coverage percentage.

The substantial majority of our new insurance written ("NIW") is for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of December 31, 2023, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Through certain non-insurance subsidiaries, we also provide certain services for the mortgage finance industry, such as contract underwriting.

Note 2. Basis of Presentation
BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), as codified in the Accounting Standards Codification ("ASC"). Our consolidated financial statements include the accounts of MGIC Investment Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

SUBSEQUENT EVENTS
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation 2023 Form 10-K | 87

MGIC Investment Corporation and Subsidiaries

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

As of December 31, 2023 and 2022, we did not elect to measure any financial instruments acquired, or issued, such as our outstanding debt obligations, at fair value for which the primary basis of accounting is not fair value.

Valuation process
We use independent pricing sources to determine the fair value of a substantial majority of our financial instruments, which primarily consist of assets in our investment portfolio, but also includes cash and cash equivalents and restricted cash and cash equivalents. A variety of inputs are used; in approximate order of priority, they are: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, and reference data including market research publications.

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

MGIC Investment Corporation 2023 Form 10-K | 88

MGIC Investment Corporation and Subsidiaries

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

INVESTMENTS
Fixed income securities. Our fixed income securities are classified as available-for-sale and are reported at fair value. Fixed income securities with original maturities less than one year and greater than three months are classified as short-term on our consolidated balance sheet. The related unrealized investment gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income (loss) in shareholders' equity. Realized investment gains and losses on fixed income securities are reported in income based upon specific identification of securities within "Net gains (losses) on investments and other financial instruments" on the consolidated statement of operations, along with any changes in the credit allowance.

Equity securities. Equity securities are reported at fair value, except for certain securities that are carried at cost. Equity securities carried at cost are reported as Other invested assets. Realized investment gains and losses on equity securities are reported in income based upon specific identification of securities sold within "Net gains (losses) on investments and other financial instruments" on the consolidated statement of operations, along with any changes in the fair value.

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

Based on our evaluation, we will record an impairment on a security if we intend to sell, if it is more likely than not that we will be required to sell it prior to recovery of its amortized cost basis, or if the present value of the discounted cash flows we expect to collect is less than the amortized cost basis of the security.

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

Home office and equipment is shown net of accumulated depreciation of $59.2 million and $57.1 million as of December 31, 2023 and 2022, respectively. Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $4.6 million, $4.9 million and $5.6 million, respectively.

MGIC Investment Corporation 2023 Form 10-K | 89

MGIC Investment Corporation and Subsidiaries

DEFERRED INSURANCE POLICY ACQUISITION COSTS
Costs directly associated with the successful acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs ("DAC"). The deferred costs are reported net of any ceding commissions received associated with our reinsurance transactions. For each underwriting year of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies. We do not utilize anticipated investment income in our calculation. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development.

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

Case reserves are established by estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our case reserve estimates are primarily established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. Loss reserves for reinsurance assumed are based on information provided by the ceding companies.

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

REVENUE RECOGNITION
We write policies which are guaranteed renewable at the insured's option on a monthly, single, or annual premium basis. We have no ability to re-underwrite or reprice these policies. Premiums written on monthly premium policies are earned as coverage is provided. Premiums written on single premium policies and annual premium policies are initially deferred as unearned premium reserve. Premiums written on annual premium policies are earned on a monthly pro rata basis. Premiums written on policies covering more than one year are amortized over the estimated policy life based on historical experience, which includes the anticipated incurred loss pattern. When a policy is cancelled for a reason other than rescission or claim payment, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the servicer or borrower. When a policy is cancelled due to rescission, all previously collected premium is returned. When a policy is cancelled because a claim is paid, premium collected since the date of delinquency is returned.

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

MGIC Investment Corporation 2023 Form 10-K | 90

MGIC Investment Corporation and Subsidiaries

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

BENEFIT PLANS
We have a non-contributory defined benefit pension plan, as well as a supplemental executive retirement plan, that covered eligible employees as of December 31, 2022, utilizing a cash balance formula. Effective January 1, 2023, these plans were frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants will continue to earn interest credits on their retirement benefits. We recognize the ongoing retirement benefit costs of these plans as they are incurred. Our policy is to fund pension costs as required under the Employee Retirement Income Security Act of 1974.

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

REINSURANCE
We cede insurance risk through the use of quota share reinsurance transactions ("QSR") and excess of loss reinsurance transactions. We have excess of loss transactions executed through the traditional reinsurance market and with Home Re special purpose insurers. Premiums and losses incurred on our QSR Transactions are ceded pursuant to the terms of our reinsurance agreements. Reinsurance premiums ceded under our traditional reinsurance transactions are based off the remaining reinsured coverage levels. Reinsurance premiums ceded under our Home Re agreements are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in the reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC.

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

We assess whether a credit loss allowance is required for our reinsurance recoverables. In assessing whether a credit allowance should be established, we consider several factors including, but not limited to, the credit ratings of individual reinsurers, investor reports for our Home Re Transactions, collateral held in trust accounts in which MGIC is the sole beneficiary, and aging of outstanding reinsurance recoverable balances.

Assumed reinsurance is based on information received from the ceding company.

See Note 9 – “Reinsurance" for discussion of our variable interest entity ("VIE") policy on the Home Re Transactions.

SHARE-BASED COMPENSATION
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years, although awards to our non-employee directors vest immediately. Any forfeitures of awards are recognized as they occur. (See Note 15 – “Share-based Compensation Plans.”)

MGIC Investment Corporation 2023 Form 10-K | 91

MGIC Investment Corporation and Subsidiaries

EARNINGS PER SHARE
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Our "participating securities" are composed of vested restricted stock and restricted stock units ("RSUs") with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if our unvested restricted stock units result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that could occur if our 9% Debentures are converted to common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. For purposes of calculating basic and diluted EPS, vested RSUs are considered outstanding. In the third quarter of 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal. (See Note 7 - “Debt”.)

RELATED PARTY TRANSACTIONS
In 2023 and 2022, there were no material related party transactions. In 2021 MGIC distributed to the holding company, as a dividend, its investment in MGIC Credit Assurance Corporation.

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

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was enacted and signed into law in the United States. The IRA includes provisions for a 15% corporate minimum tax and a 1% excise tax on net stock repurchases. Both of these taxes are effective in 2023. These provisions did not have a material impact on our consolidated financial results, including our annual estimated effective tax rate.

PROSPECTIVE ACCOUNTING AND REPORTING DEVELOPMENTS
Relevant new amendments to accounting standards, which are not yet effective or adopted.

Improvements to Income Tax Disclosures: ASU 2023-09
In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. Income tax disclosures will require consistent categories and greater disaggregations of information in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impacts the adoption of this guidance will have on our disclosures, but do not expect it will have a material impact.

MGIC Investment Corporation 2023 Form 10-K | 92

MGIC Investment Corporation and Subsidiaries

Note 4. Earnings Per Share
Table 4.1 reconciles basic and diluted EPS amounts:

Earnings per share
Table	4.1
		Years Ended December 31,
(In thousands, except per share data)		2023	2022	2021
Basic earnings per share:
Net income		$712,949	$865,349	$634,983
Weighted average common shares outstanding - basic		283,605	305,847	334,330
Basic earnings per share		$2.51	$2.83	$1.90
Diluted earnings per share:
Net Income		$712,949	$865,349	$634,983
Interest expense, net of tax (1):
9% Debentures		1,026	3,228	14,343
Diluted income available to common shareholders		$713,975	$868,577	$649,326
Weighted-average shares - basic		283,605	305,847	334,330
Effect of dilutive securities:
Unvested restricted stock units		2,427	1,917	1,782
9% Debentures		1,123	3,465	15,196
Weighted average common shares outstanding - diluted		287,155	311,229	351,308
Diluted income per share		$2.49	$2.79	$1.85
(1) Interest expense has been tax effected at a rate of 21%.

All of our outstanding 9% Debentures were reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock related to the outstanding 9% Debentures is assumed issued as of the beginning of the reporting period and the related interest expense, net of tax, is added back to earnings in calculating diluted EPS. In the third quarter of 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal. (See Note 7 - "Debt".)

MGIC Investment Corporation 2023 Form 10-K | 93

MGIC Investment Corporation and Subsidiaries

Note 5. Investments
FIXED INCOME SECURITIES
Our fixed income securities consisted of the following as of December 31, 2023 and 2022:

Details of fixed income investment securities by category as of December 31, 2023
Table	5.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,995	$51	$(6,364)	$161,682
Obligations of U.S. states and political subdivisions		2,092,754	5,159	(189,835)	1,908,078
Corporate debt securities		2,626,401	17,391	(128,211)	2,515,581
ABS		173,256	1,292	(3,275)	171,273
RMBS		347,132	4,297	(20,656)	330,773
CMBS		293,204	5	(15,752)	277,457
CLOs		327,467	37	(1,408)	326,096
Foreign government debt		4,486	—	(643)	3,843
Commercial paper		28,327	3	—	28,330
Total fixed income securities		$6,061,022	$28,235	$(366,144)	$5,723,113

Details of fixed income investment securities by category as of December 31, 2022
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$145,581	$2	$(9,683)	$135,900
Obligations of U.S. states and political subdivisions		2,400,261	4,866	(256,073)	2,149,054
Corporate debt securities		2,416,475	1,043	(196,377)	2,221,141
ABS		126,723	5	(6,041)	120,687
RMBS		223,743	10	(25,744)	198,009
CMBS		257,785	22	(20,591)	237,216
CLOs		337,656	5	(7,829)	329,832
Foreign government debt		4,486	—	(699)	3,787
Commercial paper		$14,075	$—	$(3)	$14,072
Total fixed income securities		$5,926,785	$5,953	$(523,040)	$5,409,698

We had $12.2 million and $11.8 million of investments at fair value on deposit with various states as of December 31, 2023 and 2022, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $156.9 million and $128.4 million at December 31, 2023 and 2022, respectively. The increase is primarily due to an increase in collateral required as the risk in force covered by these insurance and reinsurance activities has increased.

MGIC Investment Corporation 2023 Form 10-K | 94

MGIC Investment Corporation and Subsidiaries

The amortized cost and fair values of fixed income securities at December 31, 2023, by contractual maturity, are shown in table 5.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	5.2
		December 31, 2023
(In thousands)		Amortized Cost	Fair Value
Due in one year or less		$645,017	$639,245
Due after one year through five years		1,530,186	1,487,270
Due after five years through ten years		1,824,666	1,708,591
Due after ten years		920,094	782,408
		4,919,963	4,617,514

ABS		173,256	171,273
RMBS		347,132	330,773
CMBS		293,204	277,457
CLOs		327,467	326,096
Total as of December 31, 2023		$6,061,022	$5,723,113

EQUITY SECURITIES
The cost and fair value of investments in equity securities as of December 31, 2023 and December 31, 2022 are shown in tables 5.3a and 5.3b below.

Details of equity investment securities as of December 31, 2023
Table	5.3a
(In thousands)		Cost	Fair value gains	Fair value losses	Fair Value
Equity securities		$16,025	$5	$(1,259)	$14,771

Details of equity investment securities as of December 31, 2022
Table	5.3b
(In thousands)		Cost	Fair value gains	Fair value losses	Fair Value
Equity securities		$15,924	$—	$(1,784)	$14,140

MGIC Investment Corporation 2023 Form 10-K | 95

MGIC Investment Corporation and Subsidiaries

NET GAINS (LOSSES) ON INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale and equity securities are shown in table 5.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	5.4
(in thousands)		December 31, 2023	December 31, 2022	December 31, 2021

Fixed income securities
Gains on sales		$3,071	$7,152	$8,980
Losses on sales		(17,620)	(15,477)	(1,942)
Change in credit allowance		—	—	49
Impairments		—	(1,415)	—
Equity securities gains (losses)
Gains (losses) on sales		—	(7)	4
Changes in fair value		530	(2,013)	(463)
Change in embedded derivative on Home Re Transactions (1)		(118)	4,269	(721)
Other
Gains (losses) on sales		(1)	2	(33)
Market adjustment		(3)	26	(13)
Net gains (losses) on investments and other financial instruments		$(14,141)	$(7,463)	$5,861

Proceeds from sales of fixed income securities		$375,788	$397,553	$471,783
Proceeds from sales of equity securities		—	97	2,621
(1) See Note 6 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

OTHER INVESTED ASSETS
Our other invested assets balances includes an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility.

UNREALIZED INVESTMENT LOSSES
Tables 5.5a and 5.5b below summarize, for all available-for-sale investments in an unrealized loss position as of December 31, 2023 and 2022, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 5.5a and 5.5b below are estimated using the process described in Note 6 - "Fair Value Measurements" to these consolidated financial statements.

Unrealized loss aging for securities by type and length of time as of December 31, 2023
Table	5.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$26,550	$(75)	$98,359	$(6,289)	$124,909	$(6,364)
Obligations of U.S. states and political subdivisions		275,727	(3,622)	1,200,533	(186,213)	1,476,260	(189,835)
Corporate debt securities		270,956	(6,060)	1,604,021	(122,151)	1,874,977	(128,211)
ABS		41,549	(1,234)	62,611	(2,041)	104,160	(3,275)
RMBS		44,867	(872)	176,349	(19,784)	221,216	(20,656)
CMBS		35,249	(391)	244,216	(15,361)	279,465	(15,752)
CLOs		—	—	274,729	(1,408)	274,729	(1,408)
Foreign government debt		—	—	3,843	(643)	3,843	(643)
Total		$694,898	$(12,254)	$3,664,661	$(353,890)	$4,359,559	$(366,144)

MGIC Investment Corporation 2023 Form 10-K | 96

MGIC Investment Corporation and Subsidiaries

Unrealized loss aging for securities by type and length of time as of December 31, 2022
Table	5.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$67,531	$(3,583)	$76,246	$(6,100)	$143,777	$(9,683)
Obligations of U.S. states and political subdivisions		1,344,272	(157,903)	360,956	(98,170)	1,705,228	(256,073)
Corporate debt securities		1,488,255	(109,976)	758,732	(86,401)	2,246,987	(196,377)
ABS		53,201	(1,008)	67,073	(5,033)	120,274	(6,041)
RMBS		77,563	(8,572)	136,179	(17,172)	213,742	(25,744)
CMBS		166,973	(12,951)	70,792	(7,640)	237,765	(20,591)
CLOs		213,461	(4,644)	114,459	(3,185)	327,920	(7,829)
Foreign government debt		—	—	3,787	(699)	3,787	(699)
Commercial paper		—	—	3,816	(3)	3,816	(3)
Total		$3,411,256	$(298,637)	$1,592,040	$(224,403)	$5,003,296	$(523,040)
The change in net unrealized gains (losses) of investments is shown in table 5.6 below.

Change in net unrealized gains (losses)
Table	5.6
(In thousands)		2023	2022	2021
Fixed income securities		$179,174	$(707,005)	$(154,555)
There were 1,021 and 1,226 securities in an unrealized loss position as of December 31, 2023 and 2022, respectively. Based on current facts and circumstances, we believe the unrealized losses as of December 31, 2023 presented in table 5.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

The source of net investment income is shown in table 5.7 below.

Net investment income
Table	5.7
(In thousands)		2023	2022	2021
Fixed income securities		$202,655	$166,306	$160,030
Equity securities		529	437	471
Cash equivalents		16,111	5,049	75
Other		44	51	22
Investment income		219,339	171,843	160,598
Investment expenses		(4,599)	(4,367)	(4,160)
Net investment income		$214,740	$167,476	$156,438

MGIC Investment Corporation 2023 Form 10-K | 97

MGIC Investment Corporation and Subsidiaries

Note 6. Fair Value Measurements
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
Corporate Debt Securities are valued by obtaining relevant trade data, benchmark quotes and spread, and broker/dealer quotes and incorporating this information into the valuation process. These securities are generally categorized in Level 2 of the fair value hierarchy.
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

MGIC Investment Corporation 2023 Form 10-K | 98

MGIC Investment Corporation and Subsidiaries

Assets measured at fair value, by hierarchy level, as of December 31, 2023 and 2022 are shown in tables 6.1a and 6.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - "Significant Accounting Policies" to the consolidated financial statements in this Form 10-K.

Assets carried at fair value by hierarchy level as of December 31, 2023
Table	6.1a
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$161,682	$95,828	$65,854
Obligations of U.S. states and political subdivisions		1,908,078	—	1,908,078
Corporate debt securities		2,515,581	—	2,515,581
ABS		171,273	—	171,273
RMBS		330,773	—	330,773
CMBS		277,457	—	277,457
CLOs		326,096	—	326,096
Foreign government debt		3,843	—	3,843
Commercial paper		28,330	—	28,330
Total fixed income securities		5,723,113	95,828	5,627,285
Equity securities		14,771	14,771	—
Cash equivalents(1)		367,517	367,301	216
Total		$6,105,401	$477,900	$5,627,501

Assets carried at fair value by hierarchy level as of December 31, 2022
Table	6.1b
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$135,900	$116,897	$19,003
Obligations of U.S. states and political subdivisions		2,149,054	—	2,149,054
Corporate debt securities		2,221,141	—	2,221,141
ABS		120,687	—	120,687
RMBS		198,009	—	198,009
CMBS		237,216	—	237,216
CLOs		329,832	—	329,832
Foreign government debt		3,787	—	3,787
Commercial Paper		14,072	—	14,072
Total fixed income securities		5,409,698	116,897	5,292,801
Equity securities		14,140	14,140	—
Cash equivalents(1)		328,756	324,129	4,627
Total		$5,752,594	$455,166	$5,297,428
(1) Includes restricted cash equivalents

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. Additional fair value disclosures related to our investment portfolio are included in Note 5 - "Investments."

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as Other liabilities or Other assets in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At December 31, 2023 and 2022, the fair value of the embedded derivatives was an asset of $2.4 million and $2.5 million, respectively. (See Note 4 - "Reinsurance" for more information about our Home Re Transactions.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. Purchases of real estate acquired was $0.6 million and

MGIC Investment Corporation 2023 Form 10-K | 99

MGIC Investment Corporation and Subsidiaries

$3.5 million for the years ended December 31, 2023, and 2022, respectively. Sales of real estate acquired were $3.8 million and $4.0 million for the years ended December 31, 2023, and 2022, respectively.

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

Table 6.3 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2023 and 2022.

Financial liabilities not carried at fair value
Table	6.3
		December 31, 2023		December 31, 2022
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$850	$850
Financial liabilities
5.25% Notes		$643,196	$634,498	$641,724	$600,938
9% Debentures		—	—	21,086	28,085
Total financial liabilities		$643,196	$634,498	$662,810	$629,023

MGIC Investment Corporation 2023 Form 10-K | 100

MGIC Investment Corporation and Subsidiaries

Note 7. Debt
DEBT OBLIGATIONS
Table 7.1 shows the carrying value of our long-term debt obligations as of December 31, 2023 and 2022.

Long-term debt obligations
Table	7.1
		December 31,
(In thousands)		2023	2022
5.25% Notes, due August 2028 (par value: $650 million)		$643,196	$641,724
9% Debentures, due April 2063		—	21,086
Long-term debt obligations, carrying value		$643,196	$662,810

The 5.25% Senior Notes ("5.25% Notes") is an obligation of our holding company, MGIC Investment Corporation.

2023 Transactions
In the third quarter of 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal of $21.1 million. The 9% Debentures were convertible into shares of MGIC common stock at a rate of 77.9620 shares per $1,000 principal amount. Prior to the redemption date, substantially all holders elected to convert into shares of common stock. Under the terms of the 9% Debentures, we paid cash of $28.6 million in lieu of issuing shares of common stock. The conversion of our 9% Debentures resulted in a $5.3 million reduction in our shareholders’ equity, net of tax, and a reduction of 1.6 million potentially dilutive shares.

2022 Transactions
During 2022, we repurchased $89.1 million in aggregate principal of our 9% Debentures at a purchase price of $121.2 million plus accrued interest. The repurchase of our 9% Debentures resulted in a $32.1 million loss on debt extinguishment on our consolidated statement of operations and a reduction of 6.8 million potentially dilutive shares.

The Federal Home Loan Bank Advance (the “FHLB Advance”) was an obligation of MGIC. In 2022, we repaid the outstanding principal balance of the FHLB Advance at a prepayment price of $156.3 million, incurring a prepayment fee of $1.3 million.

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

2021 Transactions
In December 2021, we repurchased $98.6 million in aggregate principal amount of our 9% Debentures at a purchase price of $135.5 million, plus accrued interest. The repurchase of our 9% Debentures resulted in a $36.9 million loss on debt extinguishment on our consolidated statement of operations and a reduction in our potentially dilutive shares by approximately 7.5 million shares.

5.25% Notes
Interest on the 5.25% Notes is payable semi-annually on February 15 and August 15.

Until August 15, 2024, we may redeem the notes at 102.625% of principal; on or after August 15, 2024, we may redeem the notes at 101.313% of principal; and on or after August 15, 2025, we may redeem the notes at 100% of principal; in each case, plus accrued and unpaid interest.

The 5.25% Notes have covenants and events of default, which are customary for securities of this nature, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.25% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.25% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.25% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2023.

9% Debentures
Interest on the 9% Debentures was payable semi-annually on April 1 and October 1 of each year. The 9% Debentures were convertible, at the holders' option, into common shares. The 9% Debentures included a feature that allowed us, at our option, to make a cash payment to converting holders in lieu of issuing shares of common stock upon conversion of the 9% Debentures.

MGIC Investment Corporation 2023 Form 10-K | 101

MGIC Investment Corporation and Subsidiaries

INTEREST PAYMENTS
Interest payments were $35.1 million during 2023, $53.7 million during 2022 and $71.7 million during 2021.

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

Changes to our estimates could result in a material impact to our consolidated statements of operations and financial position, even in a stable economic environment. Given the uncertainty of the macroeconomic environment, including the effectiveness of loss mitigation efforts, changes in home prices, and level of employment, our loss reserve estimates may continue to be impacted.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated statements of operations even in a stable economic environment. For example, as of December 31, 2023, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $8 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $16 million.

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

Losses incurred on delinquencies received in the current year increased in 2023 compared to 2022. The increase is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies reported.

In 2023 and 2022, we experienced favorable loss development of $208.5 million and $404.1 million, respectively, on delinquencies received in prior years. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation 2023 Form 10-K | 102

MGIC Investment Corporation and Subsidiaries

The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquencies received in the current year and losses paid on delinquencies that occurred in prior years.

Table 8.1 provides a reconciliation of beginning and ending loss reserves as of and for the past three years:

Development of loss reserves
Table	8.1
(In thousands)		2023	2022	2021
Reserve at beginning of year		$557,988	$883,522	$880,537
Less reinsurance recoverable		28,240	66,905	95,042
Net reserve at beginning of year		529,748	816,617	785,495

Losses incurred:
Losses and LAE incurred in respect of delinquent notices received in:
Current year		187,658	149,565	124,592
Prior years (1)		(208,514)	(404,130)	(60,015)
Total losses incurred		(20,856)	(254,565)	64,577

Losses paid:
Losses and LAE paid in respect of delinquent notices received in:
Current year		566	362	664
Prior years		45,645	49,626	68,769
Reinsurance terminations (2)		(9,396)	(17,684)	(35,978)
Total losses paid		36,815	32,304	33,455
Net reserve at end of year		472,077	529,748	816,617
Plus reinsurance recoverables		33,302	28,240	66,905
Reserve at end of year		$505,379	$557,988	$883,522
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

The prior year loss reserve development for the past three years is reflected in the table 8.2 below.

Reserve development on previously received delinquencies
Table	8.2
(In thousands)		2023	2022	2021
Increase (decrease) in estimated claim rate on primary defaults		$(200,983)	$(400,577)	$(82,904)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(7,531)	(3,553)	22,889
Total prior year loss development (1)		$(208,514)	$(404,130)	$(60,015)
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

MGIC Investment Corporation 2023 Form 10-K | 103

MGIC Investment Corporation and Subsidiaries

DELINQUENCY INVENTORY
A roll-forward of our primary delinquency inventory for the years ended December 31, 2023, 2022, and 2021 appears in table 8.3 below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Primary delinquency inventory roll-forward
Table	8.3
		2023	2022	2021
Beginning delinquent inventory		26,387	33,290	57,710
New Notices		46,825	42,988	42,432
Cures		(46,108)	(48,262)	(64,896)
Paid claims		(1,328)	(1,305)	(1,223)
Rescissions and denials		(45)	(35)	(38)
Other items removed from inventory		(81)	(289)	(695)
Ending delinquent inventory		25,650	26,387	33,290

Historically as a delinquency ages it is more likely to result in a claim. The number of consecutive months that a borrower has been delinquent is shown in table 8.4 below.

Primary delinquency inventory - consecutive months delinquent
Table	8.4
		December 31,
		2023	2022	2021
3 months or less		9,175	8,820	7,586
4 - 11 months		8,900	8,217	7,990
12 months or more (1)		7,575	9,350	17,714
Total		25,650	26,387	33,290

3 months or less		36%	33%	23%
4 - 11 months		35%	31%	24%
12 months or more		29%	36%	53%
Total		100%	100%	100%

Primary claims received inventory included in ending delinquent inventory		302	267	211
(1)Approximately 37%, 36%, and 20% of the delinquent inventory that has been delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of December 31, 2023, 2022 and 2021, respectively.

PREMIUM REFUNDS
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in "Other liabilities" on our consolidated balance sheets and was $21.1 million and $25.5 million at December 31, 2023 and 2022, respectively.

MGIC Investment Corporation 2023 Form 10-K | 104

MGIC Investment Corporation and Subsidiaries

Note 9. Reinsurance
Our consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks we have underwritten to other insurance companies who agree to share these risks. The purpose of ceded reinsurance is to protect us, at a cost, against losses arising from our mortgage guaranty policies covered by the agreement and to manage our capital requirements under PMIERs. Reinsurance is currently placed on a quota share and excess of loss basis.

Table 9.1 below shows the effect of all reinsurance agreements on premiums earned and losses incurred as reflected in the consolidated statements of operations.

Reinsurance
Table	9.1
		Years ended December 31,
(In thousands)		2023	2022	2021
Premiums earned:
Direct		$1,142,412	$1,154,728	$1,167,592
Assumed		12,960	8,778	9,858
Ceded - quota share reinsurance (1)		(123,955)	(86,435)	(118,537)
Ceded - excess-of-loss reinsurance		(78,866)	(69,938)	(44,494)
Total ceded		(202,821)	(156,373)	(163,031)
Net premiums earned		$952,551	$1,007,133	$1,014,419

Losses incurred:
Direct		$(5,200)	$(274,072)	$74,496
Assumed		(33)	(330)	(57)
Ceded - quota share reinsurance		(15,623)	19,837	(9,862)
Losses incurred, net		$(20,856)	$(254,565)	$64,577

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$133,145	$176,084	$153,759
Ceding commission on quota share reinsurance		50,397	52,071	53,460
(1)Ceded premiums earned are shown net of profit commission.

QUOTA SHARE REINSURANCE
We have entered into QSR transactions with panels of third-party reinsurers to cede a fixed percentage of premiums earned and received and losses incurred on insurance covered by the transactions. We receive the benefit of a ceding commission equal to 20% of premiums ceded before profit commission. We also receive the benefit of a profit commission through a reduction of premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at annual loss ratios higher than we have experienced on our QSR transactions. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

Each of our QSR transactions typically have annual loss ratio caps of 300% and lifetime loss ratios of 200%.

MGIC Investment Corporation 2023 Form 10-K | 105

MGIC Investment Corporation and Subsidiaries

Table 9.2 below provides additional detail regarding our QSR transactions in effect during 2023.

Reinsurance
Table	9.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 QSR		2020	12.5%	62.0%	(2)
2020 QSR and 2021 QSR		2020	17.5%	62.0%	(2)
2020 QSR and 2021 QSR		2021	17.5%	61.9%	December 31, 2032
2021 QSR and 2022 QSR		2021	12.5%	57.5%	December 31, 2032
2021 QSR and 2022 QSR		2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR		2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
2023 QSR		2023	10.0%	58.5%	December 31, 2034
Credit Union QSR		2020-2025	65.0%	50.0%	December 31, 2039
(1)We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.
(2)2020 QSR Transactions covering 2020 policy year were terminated effective December 31, 2023.

We executed a 30.0% QSR Transaction with a group of unaffiliated reinsurers for a reinsurance transaction with an effective date of January 1, 2024 with a similar structure to our existing QSR transactions that will cover most of our NIW in 2024. Generally, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transaction remains below 56.0%.

We can elect to terminate the QSR Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than 90% (80% for the Credit Union QSR Transaction) of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

Table 9.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 9.2 to the percentage showed in 9.3.

Reinsurance
Table 9.3

Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	June 30, 2024	January 1, 2024	14.5% or 12%
2021 QSR and 2022 QSR	2021	June 30, 2024	January 1, 2024	10.5% or 8%
2021 QSR and 2022 QSR	2022	December 31, 2024	January 1, 2024	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024	January 1, 2024	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2024	12.5% or 10%
2023 QSR	2023	December 31, 2025	July 1, 2024	8% or 7%
(1) We can elect early termination of the QSR transaction beginning on this date, and bi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.

We incurred an early termination fee of $5.1 million for our 2020 QSR Transaction effective December 31, 2023, $2.2 million for the termination of our 2019 QSR Transaction effective December 31, 2022 and $5.0 million for the termination of our 2017 and 2018 QSR Transactions effective December 31, 2021. We also terminated our 2015 QSR Transaction effective December 31, 2022. The reinsurance recoverable on paid losses due from reinsurers for loss and LAE reserves incurred at the time of termination includes $9.4 million as December 31, 2023 from reinsurer participating in the 2020 QSR Transaction and $17.7 million as of December 31, 2022 from reinsurers participating in the 2015 and 2019 QSR Transactions.

Under the terms of our QSR Transactions, ceded premiums, ceding commissions, profit commission, and ceded loss paid and LAE paid are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheets.
The reinsurance recoverable on loss reserves related to our QSR Transactions was $33.3 million as of December 31, 2023 and $28.2 million as of December 31, 2022. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above

MGIC Investment Corporation 2023 Form 10-K | 106

MGIC Investment Corporation and Subsidiaries

has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three. An allowance for credit losses was not required as of December 31, 2023 or December 31, 2022
EXCESS OF LOSS REINSURANCE
We have XOL Transactions with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transactions”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

For the policies covered under our Traditional XOL Transactions, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans until the initial excess of loss reinsurance coverage layer has been finalized.

We can elect to terminate our Traditional XOL Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period. The reinsurance premiums ceded under the Traditional XOL Transactions are based off the remaining reinsurance coverage levels. The reinsured coverage levels are secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our Traditional XOL Transactions has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor’s Rating Services, A.M. Best, Moody’s, or a combination of the three.

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

In October 2023, Home Re 2019-1 Ltd., Home Re 2021-1 Ltd., and Home Re 2021-2 Ltd conducted tender offers for certain tranches of the mortgage insurance-linked notes that supported the reinsurance agreements with MGIC. The tender offer resulted in the reduction in the insurance-linked notes of $187.1 million for the Home Re 2019-1 Ltd, $91.1 million for the Home Re 2021-1 Ltd., and $106.7 million for the Home Re 2021-2 Ltd. The reinsurance coverage corresponding to the tendered notes was terminated. MGIC incurred $8.0 million of additional ceded premium in the fourth quarter associated with the cost of the tender offer premiums and associated expenses.

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of December 31, 2023, a "Trigger Event" has occurred on our Home Re 2019-1 transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under the transaction. A "Trigger Event" has also occurred on the Home Re 2023-1 transaction because the target level of credit enhancement on the most senior tranche has not been met.

In January 2024, we exercised our optional call feature to terminate the reinsurance agreement with Home Re 2020-1, Ltd. In connection with the termination, the insurance linked notes issued by Home Re 2020-1 Ltd. will be redeemed in full.

MGIC Investment Corporation 2023 Form 10-K | 107

MGIC Investment Corporation and Subsidiaries

Table 9.4a , 9.4b, and 9.4c provide a summary of our XOL Transactions as of December 31, 2023, December 31, 2022 and December 31, 2021.

Excess of Loss Reinsurance
9.4a
($ in thousands)	Issue Date	Policy In force Dates	Optional Call/ Termination Date (1)	Legal Maturity
2023 Traditional XOL	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years
Home Re 2023-1, Ltd.	October 23, 2023	June 1, 2022 - August 31, 2023	October 25, 2028	10 years
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years
Home Re 2020-1, Ltd.	October 29, 2020	January 1, 2020 - July 31, 2020	October 25, 2027	10 years
Home Re 2019-1, Ltd.	May 25, 2019	January 1, 2018 - March 31, 2019	May 25, 2026	10 years
Home Re 2018-1, Ltd.	October 30, 2018	July 1, 2016 - December 31, 2017	October 25, 2025	10 years
(1)We have the right to terminate the Home Re Transactions under certain circumstances, including an optional call feature that provides us the right to terminate if the outstanding principal balance of the related insurance-linked notes falls below 10% of the initial principal balance of the related insurance-linked notes, and on any payment date on or after the respective Optional Call Date. We can elect early termination of the Traditional XOL Transactions beginning on this date, and quarterly thereafter.

Excess of Loss Reinsurance
9.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	December 31, 2023	December 31, 2022	December 31, 2021
2023 Traditional XOL	$70,578	$70,578	$	$
2022 Traditional XOL	82,523	82,346	82,517
Home Re 2023-1, Ltd.	272,961	272,961
Home Re 2022-1, Ltd.	325,589	325,001	325,576
Home Re 2021-2, Ltd.	190,159	189,403	190,097	190,159
Home Re 2021-1, Ltd.	211,159	210,831	211,102	211,142
Home Re 2020-1, Ltd.	275,283	261,280	275,051	275,204
Home Re 2019-1, Ltd.	185,730	182,722	183,540	183,917
Home Re 2018-1, Ltd.	168,691	164,335	164,849	165,365

9.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 12/31/2023 (2)	December 31, 2023	December 31, 2022	December 31, 2021
2023 Traditional XOL	$96,942	N/A	N/A	$96,942	$	$
2022 Traditional XOL	142,642	N/A	N/A	142,642	142,642
Home Re 2023-1, Ltd.	330,277	97%	97%	330,277
Home Re 2022-1, Ltd.	473,575	100%	100%	420,731	473,575
Home Re 2021-2, Ltd. (3)	398,429	100%	68%	173,960	352,084	398,429
Home Re 2021-1, Ltd. (3)	398,848	100%	65%	117,982	277,053	387,830
Home Re 2020-1, Ltd.	412,917	100%	100%	41,846	113,247	234,312
Home Re 2019-1, Ltd. (3)	315,739	100%	10%	21,039	208,146	208,146
Home Re 2018-1, Ltd.	318,636	100%	100%	69,762	140,993	218,343
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.
(3)The funding percentage on the 2021-1, 2021-2, and 2019-1 were reduced from 100% after the tender offers were conducted in the fourth quarter of 2023.

MGIC Investment Corporation 2023 Form 10-K | 108

MGIC Investment Corporation and Subsidiaries

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at December 31, 2023 and December 31, 2022, were not material to our consolidated balance sheet, and the change in fair values during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were not material to our consolidated statements of operations. (see Note 5 - "Investments" and Note 6 - "Fair Value Measurements" ).

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of December 31, 2023, December 31, 2022 and December 31, 2021, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 9.5 presents the total assets of the Home Re Entities as of December 31, 2023 , December 31, 2022 and December 31, 2021.

Home Re Entities total assets
Table	9.5

(In thousands)
Home Re Entity		Total VIE Assets
		December 31, 2023	December 31, 2022	December 31, 2021
Home Re 2023-1 Ltd.		$330,277	$—	$—
Home Re 2022-2 Ltd.		427,279	473,575	—
Home Re 2021-2 Ltd.		174,431	357,340	398,429
Home Re 2021-1 Ltd.		118,043	285,039	398,848
Home Re 2020-1 Ltd.		41,846	119,159	251,387
Home Re 2019-1 Ltd.		21,039	208,146	208,146
Home Re 2018-1 Ltd.		73,872	146,822	218,343

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

MGIC Investment Corporation 2023 Form 10-K | 109

MGIC Investment Corporation and Subsidiaries

Note 10. Other Comprehensive Income (Loss)
The pretax components of our other comprehensive income (loss) and related income tax benefit (expense) for the years ended December 31, 2023, 2022 and 2021 are included in table 10.1 below.

Components of other comprehensive income (loss)
Table	10.1
(In thousands)		2023	2022	2021
Net unrealized investment (losses) gains arising during the period		$179,174	$(707,005)	$(154,555)
Income tax (expense) benefit		(37,626)	148,471	32,456
Net of taxes		141,548	(558,534)	(122,099)

Net changes in benefit plan assets and obligations		29,978	(54,017)	31,613
Income tax benefit (expense)		(6,296)	11,343	(6,638)
Net of taxes		23,682	(42,674)	24,975

Total other comprehensive income (loss)		209,152	(761,022)	(122,942)
Total income tax benefit (expense)		(43,922)	159,814	25,818
Total other comprehensive income (loss), net of tax		$165,230	$(601,208)	$(97,124)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) ( "AOCI") to our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 are included in table 10.2 below.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
Table	10.2
(In thousands)		2023	2022	2021
Reclassification adjustment for net realized (losses) gains (1)		$(27,100)	$(9,860)	$10,455
Income tax benefit (expense)		5,691	2,070	(2,195)
Net of taxes		(21,409)	(7,790)	8,260

Reclassification adjustment related to benefit plan assets and obligations (2)		(13,990)	(16,750)	(9,779)
Income tax benefit (expense)		2,938	3,518	2,053
Net of taxes		(11,052)	(13,232)	(7,726)

Total reclassifications		(41,090)	(26,610)	676
Income tax benefit (expense)		8,629	5,588	(142)
Total reclassifications, net of tax		$(32,461)	$(21,022)	$534
(1)(Decreases) increases Net gains (losses) on investments and other financial instruments on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

MGIC Investment Corporation 2023 Form 10-K | 110

MGIC Investment Corporation and Subsidiaries

A roll-forward of AOCI for the years ended December 31, 2023, 2022, and 2021, including amounts reclassified from AOCI, is included in table 10.3 below.

Roll-forward of Accumulated Other Comprehensive Income (Loss)
Table	10.3
(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Total AOCI
Balance, December 31, 2020, net of tax		$272,137	$(55,316)	$216,821
Other comprehensive income (loss) before reclassifications		(113,839)	17,249	(96,590)
Less: Amounts reclassified from AOCI		8,260	(7,726)	534
Balance, December 31, 2021, net of tax		150,038	(30,341)	119,697
Other comprehensive income (loss) before reclassifications		(566,324)	(55,906)	(622,230)
Less: Amounts reclassified from AOCI		(7,790)	(13,232)	(21,022)
Balance, December 31, 2022, net of tax		(408,496)	(73,015)	(481,511)
Other comprehensive income (loss) before reclassifications		120,139	12,630	132,769
Less: Amounts reclassified from AOCI		(21,409)	(11,052)	(32,461)
Balance, December 31, 2023, net of tax		$(266,948)	$(49,333)	$(316,281)

Note 11. Benefit Plans
We have a non-contributory defined benefit pension plan, as well as a supplemental executive retirement plan, that covered eligible employees through December 31, 2022. Effective January 1, 2023, these plans were frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants in these plans were fully vested in their benefits as of December 31, 2022. We also offer both medical and dental benefits for retired domestic employees and their eligible spouses and dependents under a postretirement benefit plan. The following tables 11.1, 11.2, and 11.3 provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2023, 2022, and 2021 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets as of December 31, 2023 and 2022.

Components of net periodic benefit cost
Table	11.1
		Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
(In thousands)		12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021
Company Service Cost		$—	$7,153	$7,569	$1,497	$1,307	$1,508
Interest Cost		13,787	12,461	11,276	1,633	694	648
Expected Return on Plan Assets		(13,517)	(18,064)	(20,657)	(8,235)	(10,502)	(8,863)
Amortization of:
Net Transition Obligation (Asset)		—	—	—	—	—	—
Prior Service Cost (Credit)		345	(163)	(239)	1,861	489	213
Net Actuarial Losses (Gains)		2,185	5,726	5,490	(150)	(3,103)	(1,697)
Cost of Settlements and Curtailments		9,749	13,801	6,012	—	—	—
Net Periodic Benefit Cost (Benefit)		$12,549	$20,914	$9,451	$(3,394)	$(11,115)	$(8,191)

MGIC Investment Corporation 2023 Form 10-K | 111

MGIC Investment Corporation and Subsidiaries

Development of funded status
Table	11.2
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2023	12/31/2022	12/31/2023	12/31/2022
Actuarial Value of Benefit Obligations
Measurement Date		12/31/2023	12/31/2022	12/31/2023	12/31/2022
Accumulated Benefit Obligation		$261,330	$274,975	$30,238	$29,580

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
Benefit Obligation		$(261,330)	$(274,975)	$(30,238)	$(29,580)
Plan Assets at Fair Value		235,612	250,674	134,371	111,154
Funded Status - Overfunded/Asset		N/A	N/A	$104,133	$81,574
Funded Status - Underfunded/Liability		(25,718)	(24,301)	N/A	N/A

Accumulated other comprehensive (income) loss
Table	11.3
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2023	12/31/2022	12/31/2023	12/31/2022
Net Actuarial Losses (Gains)		$79,309	$89,711	$(30,804)	$(13,781)
Prior Service Cost (Credit)		2,900	3,245	11,041	13,249
Net Transition Obligation (Asset)		—	—	—	—
Total at Year End		$82,209	$92,956	$(19,763)	$(532)

The amortization of gains and losses resulting from differences in actual experience from expected experience or changes in assumptions including discount rates is included as a component of Net Periodic Benefit Cost/(Income) for the year. The gain or loss in excess of a 10% corridor is amortized by the average remaining life expectancy for the pension and supplemental executive retirement plans and by the average remaining service period of participating employees expected to receive benefits under the other postretirement benefits plan.

Table 11.4 shows the changes in the projected benefit obligation for the years ended December 31, 2023 and 2022.

Change in projected benefit / accumulated benefit
Table	11.4
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2023	12/31/2022	12/31/2023	12/31/2022
Benefit Obligation at Beginning of Year		$274,975	$391,698	$29,580	$25,635
Company Service Cost		—	7,153	1,497	1,307
Interest Cost		13,787	12,461	1,633	694
Plan Participants' Contributions		—	—	311	463
Net Actuarial Losses (Gains)		16,995	(83,240)	1,294	(8,123)
Benefit Payments from Fund		(13,549)	(13,165)	(3,439)	(1,504)
Benefit and Settlement Payments Paid Directly by Company		(384)	(114)	—	—
Plan Amendments		—	3,247	(346)	11,278
Curtailments		—	(352)	—	—
Settlement Payments from Fund (1)		(30,494)	(42,713)	—	—
Other Adjustment		—	—	(292)	(170)
Benefit Obligation at End of Year		$261,330	$274,975	$30,238	$29,580
(1)Represents lump sum payments from our pension plan to eligible participants, who were former employees with vested benefits.

The change in the net actuarial losses (gains) on the benefit obligation from 2022 to 2023 is primarily due to changes in the discount rate used to calculate the benefit obligation. When the discount rate decreases, the impact on the benefit obligation is an increase, resulting in an actuarial loss. When the discount rate increases, the impact on the benefit obligation is a decrease, resulting in an actuarial gain. The discount rate decreased to 5.20% at December 31, 2023 from 5.60% at December 31, 2022, compared to an increase to 5.60% at December 31, 2022 from 3.05% at December 31, 2021. See Table 11.7 for the actuarial assumptions used to calculate the benefit obligations of our plans for 2023 and 2022.

MGIC Investment Corporation 2023 Form 10-K | 112

MGIC Investment Corporation and Subsidiaries

Tables 11.5 and 11.6 shows the changes in the fair value of the net assets available for plan benefits and changes in other comprehensive income (loss) for the years ended December 31, 2023 and 2022.

Change in plan assets
Table	11.5
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2023	12/31/2022	12/31/2023	12/31/2022
Fair Value of Plan Assets at Beginning of Year		$250,674	$391,555	$111,154	$140,839
Actual Return on Plan Assets		28,981	(91,303)	26,703	(28,088)
Company Contributions		384	6,414	—	—
Plan Participants' Contributions		—	—	311	463
Benefit Payments from Fund		(13,549)	(13,165)	(3,439)	(1,504)
Benefit and Settlement Payments Paid Directly by Company		(384)	(114)	—	—
Settlement Payments from Fund		(30,494)	(42,713)	—	—
Other Adjustment		—	—	(358)	(556)
Fair Value of Plan Assets at End of Year		$235,612	$250,674	$134,371	$111,154

Change in accumulated other comprehensive income (loss) ("AOCI")
Table	11.6
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2023	12/31/2022	12/31/2023	12/31/2022
AOCI in Prior Year		$92,956	$83,298	$(532)	$(44,891)
Increase (Decrease) in AOCI
Recognized during year - Prior Service (Cost) Credit		(345)	745	(1,861)	(489)
Recognized during year - Net Actuarial (Losses) Gains		(11,933)	(20,109)	150	3,103
Occurring during year - Prior Service Cost		—	3,247	(346)	11,277
Occurring during year - Net Actuarial Losses (Gains)		1,531	25,775	(17,174)	30,468
AOCI in Current Year		$82,209	$92,956	$(19,763)	$(532)

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

Actuarial assumptions
Table	11.7
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
		12/31/2023	12/31/2022	12/31/2023	12/31/2022
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate		5.20%	5.60%	5.20%	5.60%
2. Rate of Compensation Increase		N/A	3.00%	N/A	N/A
3. Cash balance interest crediting rate		4.03%	3.97%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate		5.50%	3.70%	5.60%	2.85%
2. Expected Long-term Return on Plan Assets		6.00%	5.25%	7.50%	7.50%
3. Rate of Compensation Increase		N/A	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year		N/A	N/A	6.75%	7.00%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)		N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate		N/A	N/A	2031	2031

In selecting a discount rate, we performed a hypothetical cash flow bond matching exercise, matching our expected pension plan and postretirement medical plan cash flows, respectively, against a selected portfolio of high quality corporate bonds. The modeling was

MGIC Investment Corporation 2023 Form 10-K | 113

MGIC Investment Corporation and Subsidiaries

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

The year-end asset allocations of the plans are shown in table 11.8 below.

Plan assets
Table	11.8
		Pension Plan		Other Postretirement Benefits
		12/31/2023	12/31/2022	12/31/2023	12/31/2022
Equity Securities		21%	20%	100%	100%
Debt Securities		79%	80%	—%	—%
Total		100%	100%	100%	100%

Fair value is disclosed using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value as described in Note 6 - "Fair Value Measurements" and Note 3 - "Significant Accounting Policies".

The following describes the valuation methodologies used for pension plan and other postretirement benefits plan assets at fair value.
•Domestic and International Mutual Funds: Securities are priced at the net asset value ("NAV"), which is the closing price published by the mutual fund on the reporting date. These financial assets are categorized as Level 1 in the fair value hierarchy.
•U.S. Government Securities: See Note 6 - "Fair Value Measurements" for a discussion of the valuation methodologies for U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies.
•Corporate Debt Securities: See Note 6 - "Fair Value Measurements" for a discussion of the valuation methodologies for Corporate Debt.
•Non-Government Foreign Debt Securities: These financial assets are represented by corporate debt securities issued by entities domiciled outside of the United States. See Note 6 - "Fair Value Measurements" for a discussion of the valuation methodologies for Corporate Debt.
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

The pension plan assets and related accrued investment income at fair value, by hierarchy level, as of December 31, 2023 and 2022, are shown in tables 11.9a and 11.9b below. There were no securities valued using Level 3 inputs.

Pension plan assets at fair value as of December 31, 2023
Table	11.9a
(In thousands)		Level 1	Level 2	Total
Domestic mutual funds		$2,836	$—	$2,836
U.S. government securities		10,301	—	10,301
Corporate debt securities
Corporate debt securities and other		—	145,908	145,908
Non-government foreign debt securities		—	21,843	21,843
Municipal bonds		—	9,220	9,220
Pooled equity accounts		—	45,504	45,504
Total Assets at fair value		$13,137	$222,475	$235,612

MGIC Investment Corporation 2023 Form 10-K | 114

MGIC Investment Corporation and Subsidiaries

Pension plan assets at fair value as of December 31, 2022
Table	11.9b
(In thousands)		Level 1	Level 2	Total
Domestic mutual funds		$67	$—	$67
U.S. government securities		13,328	—	13,328
Corporate debt Securities
Corporate debt securities and other		—	146,854	146,854
Non-government foreign debt securities		—	20,793	20,793
Municipal bonds		—	18,336	18,336
Pooled equity accounts		—	51,296	51,296
Total Assets at fair value		$13,395	$237,279	$250,674

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

Tables 11.10a and 11.10b set forth the other postretirement benefits plan assets at fair value as of December 31, 2023 and 2022. All are Level 1 assets.

Other postretirement benefits plan assets at fair value as of December 31, 2023
Table	11.10a
(In thousands)		Level 1
Domestic mutual funds		$109,575
International mutual funds		24,796
Total Assets at fair value		$134,371

Other postretirement benefits plan assets at fair value as of December 31, 2022
Table	11.10b
(In thousands)		Level 1
Domestic mutual funds		$89,584
International mutual funds		21,570
Total Assets at fair value		$111,154

Our postretirement plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:
è Total return should exceed growth in the Consumer Price Index by 5.75% annually
è Achieve competitive investment results

MGIC Investment Corporation 2023 Form 10-K | 115

MGIC Investment Corporation and Subsidiaries

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

Investment in international mutual funds is limited to a maximum of 30% of the equity range. The allocation as of December 31, 2023 included 2% that was primarily invested in equity securities of emerging market countries and another 16% was invested in securities of companies primarily based in Europe and the Pacific Basin.

For the year ended December 31, 2023, we contributed $0.4 million to the pension and supplemental executive retirement plans to fund distributions from the supplemental executive retirement plan. We expect to make a contribution to the pension plan in 2024 of $25.0 million and distributions from the supplemental executive retirement plan will be funded as incurred. We did not make a contribution to the other postretirement benefits plan in 2023 and we do not expect to make a contribution in 2024.

Expected future benefit payments from the plans are shown in Table 11.11 below.

Expected future benefit payments
Table	11.11
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2023	12/31/2023
Current + 1		23,110	2,761
Current + 2		22,771	2,849
Current + 3		23,116	2,715
Current + 4		23,226	2,630
Current + 5		22,236	2,825
Current + 6 - 10		100,929	15,326

PROFIT SHARING AND 401(K)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a contribution to the plan of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for employees of 200% up to the first 2% contributed and 100% of the next 2% contributed. We recognized expenses related to these plans of $9.5 million in 2023, $7.6 million in 2022, and $8.0 million in 2021.

MGIC Investment Corporation 2023 Form 10-K | 116

MGIC Investment Corporation and Subsidiaries

Note 12. Income Taxes
Net deferred tax assets (liabilities) as reported on the consolidated balance sheets as of December 31, 2023 and 2022 are shown in table 12.1 below.

Deferred tax assets and liabilities
Table	12.1
(In thousands)		2023	2022
Total deferred tax assets		$109,391	$144,819
Total deferred tax liabilities		(29,609)	(20,050)
Net deferred tax asset (liability)		$79,782	$124,769

Table 12.2 includes the components of the net deferred tax asset (liability) as of December 31, 2023 and 2022.

Deferred tax components
Table	12.2
(In thousands)		2023	2022
Unearned premium reserves		$13,862	$16,209
Benefit plans		(19,142)	(9,444)
Loss reserves		1,921	1,785
Unrealized losses on investments		70,961	108,588
Deferred policy acquisition cost		(3,064)	(4,003)
Deferred compensation		7,466	6,806
Research and experimental costs		13,351	9,719
Other, net		(5,573)	(4,891)
Net deferred tax asset (liability)		$79,782	$124,769

We believe that all gross deferred tax assets at December 31, 2023 and 2022 are fully realizable and no valuation allowance has been established.

Table 12.3 summarizes the components of the provision for income taxes:

Provision for (benefit from) income taxes
Table	12.3
(In thousands)		2023	2022	2021
Current federal		$187,246	$228,259	$161,055
Deferred federal		1,550	(5,235)	4,392
Other		484	1,661	1,347
Provision for income taxes		$189,280	$224,685	$166,794

Current federal income tax payments were $188.2 million, $236.5 million, and $155.3 million in 2023, 2022 and 2021, respectively. At December 31, 2023 we owned $848.6 million of tax and loss bonds.

Table 12.4 reconciles the federal statutory income tax rate to our effective tax provision rate.

Effective tax rate reconciliation
Table	12.4
		2023	2022	2021
Federal statutory income tax rate		21.0%	21.0%	21.0%
Tax exempt municipal bond interest		(0.5)%	(0.5)%	(0.6)%
Other, net		0.5%	0.1%	0.4%
Effective tax rate		21.0%	20.6%	20.8%

We have not recorded any uncertain tax positions during 2023 and 2022 and have no unrecognized tax benefits at December 31, 2023 and December 31, 2022. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2020.

MGIC Investment Corporation 2023 Form 10-K | 117

MGIC Investment Corporation and Subsidiaries

Note 13. Shareholders' Equity
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

SHARE REPURCHASE PROGRAMS
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In 2023, we repurchased approximately 21.7 million shares of our common stock at a weighted average cost per share of $15.71, which included commissions. We may repurchase up to an additional $273.7 million of our common stock through July 1, 2025 under a share repurchase program approved by our Board of Directors in 2023. In 2024, through February 16, we repurchased approximately 2.9 million shares of our common stock at a weighted average cost per share of $19.43, which included commissions.

In 2022, we repurchased approximately 27.8 million shares of our common stock at a weighted average cost per share of $13.89, which included commissions. In 2021, we repurchased approximately 19.0 million shares of our common stock at a weighted average cost per share of $15.30, which included commissions.

CASH DIVIDENDS
In the first and second quarters of 2023, we paid quarterly cash dividends of $0.10 per share to shareholders which totaled $58.8 million. In the third and fourth quarters of 2023, we paid quarterly cash dividends of $0.115 per share which totaled $65.3 million. On January 23, 2024, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.115 per share payable on March 5, 2023, to shareholders of record at the close of business on February 15, 2024.

Note 14. Statutory Information
STATUTORY ACCOUNTING PRINCIPLES
The statutory financial statements of our insurance companies are presented on the basis of accounting principles prescribed, or practices permitted, by the Office of the Commissioner of Insurance of the State of Wisconsin (the "OCI"), which has adopted the National Association of Insurance Commissioners ("NAIC") Statements of Statutory Accounting Principles ("SSAP") as the basis of its statutory accounting principles, except as described below. In converting from statutory to GAAP, typical adjustments include deferral of policy acquisition costs, the inclusion of net unrealized holding gains or losses in shareholders' equity relating to fixed income securities, and the inclusion of statutory non-admitted assets.

In addition to the typical adjustments from statutory to GAAP, mortgage insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned under SSAP and principles prescribed by the OCI. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval, a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of premiums earned in a calendar year. For the year ended 2023, MGIC did not withdraw amounts from its contingency reserve. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact the GAAP consolidated statements of operations.

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

MGIC Investment Corporation 2023 Form 10-K | 118

MGIC Investment Corporation and Subsidiaries

The statutory net income, policyholders’ surplus, and contingency reserve liability of our insurance subsidiaries, including MGIC, are shown in table 14.1.

Statutory financial information of insurance subsidiaries
Table	14.1
		As of and for the Years Ended December 31,
(In thousands)		2023	2022	2021
Statutory net income		$279,145	$440,944	$295,811
Statutory policyholders' surplus		639,878	924,977	1,220,714
Contingency reserve		5,199,405	4,669,724	4,126,604

The decrease in statutory policyholders' surplus for the years ended December 31, 2023 and December 31, 2022 is primarily due to dividend payments to MGIC Investment Corporation ("the holding company") (discussed below), offset by statutory net income.

For the years ended December 31, 2023, 2022, and 2021 there were no contributions made to MGIC or distributions from other insurance subsidiaries to us. Dividends paid by MGIC are shown in table 14.2 below.

Surplus contributions and dividends of insurance subsidiaries
Table	14.2
		Years Ended December 31,
(In thousands)		2023	2022	2021
Dividends paid by MGIC to the holding company (1)		$600,000	800,000	400,000
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

At December 31, 2023, MGIC’s risk-to-capital ratio was 10.2 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions.

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

DIVIDEND RESTRICTIONS
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments in 2024, we will notify the OCI to ensure it does not object.

MGIC Investment Corporation 2023 Form 10-K | 119

MGIC Investment Corporation and Subsidiaries

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

We have an omnibus incentive plan that was adopted on April 23, 2020. When the 2020 plan was adopted, no further awards could be made under our previous 2015 plan. The purpose of the 2020 plan is to motivate and incentivize performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. The 2020 plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after April 23, 2030 under the 2020 plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. At December 31, 2023, 5.1 million shares were available for future grant under the 2020 plan.

The compensation cost that has been charged against income for share-based plans was $31.5 million, $24.7 million, and $17.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The related income tax benefit recognized for share-based plans was $2.9 million, $2.1 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Table 15.1 summarizes restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2023.

Restricted stock
Table	15.1
		Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2022		$14.02	3,576,679
Granted (1)		14.17	1,415,329
Vested		13.18	(1,263,746)
Forfeited		14.01	(545,471)
Restricted stock outstanding at December 31, 2023		$13.89	3,182,791
(1) Approximately 67% of the shares granted in 2023 are subject to performance conditions under which the target number of shares granted may vest from 0% to 200%.

At December 31, 2023, the 3.2 million shares of restricted stock outstanding consisted of 2.4 million shares that are subject to performance conditions (“performance shares”), 0.6 million shares that are subject only to service conditions (“time vested shares”), and 0.2 million shares related to non-employee director shares. The weighted-average grant date fair value of restricted stock granted during 2022 and 2021 was $15.45 and $12.83, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant or previous trading day if the New York Stock Exchange is closed on the date of grant. The total fair value of restricted stock vested during 2023, 2022 and 2021 was $17.3 million, $23.3 million, and $15.1 million, respectively.

As of December 31, 2023, the total unrecognized compensation cost for all of our outstanding share-based awards was $21.9 million. A portion of the unrecognized costs associated with the outstanding shares may or may not be recognized in future periods, depending upon whether or not the performance and/or service conditions are met. The cost associated with the outstanding share-based awards is expected to be recognized over a weighted-average period of 1.6 years.

MGIC Investment Corporation 2023 Form 10-K | 120

MGIC Investment Corporation and Subsidiaries

Note 16. Leases
We lease data processing equipment and vehicles under operating leases that expire during the next four years. Generally, rental payments are fixed.

Table 16.1 shows minimum the future operating lease payments as of December 31, 2023.

Minimum future operating lease payments
Table	16.1
(In thousands)		Amount
2024		$1,141
2025		1,018
2026		360
2027		19
2028 and thereafter		—
Total		$2,538

Total lease expense under operating leases was $1.6 million in 2023, $1.2 million in 2022, and $1.3 million in 2021.

Note 17. Litigation and Contingencies
We operate in a highly regulated industry that is subject to the risk of litigation and regulatory proceedings, including related to our claims paying practices. From time to time, we are involved in disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial position or results of operations.
Under ASC 450-20, until a loss associated with settlement discussions or legal proceedings becomes probable and can be reasonably estimated we do not accrue an estimated loss. When we determine that a loss is probable and can be reasonably estimated, we record our best estimate of our probable loss. In those cases, until settlement negotiations or legal proceedings are concluded (including the receipt of any necessary GSE approvals), it is possible that we will record an additional loss.

MGIC Investment Corporation 2023 Form 10-K | 121

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGIC Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGIC Investment Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

MGIC Investment Corporation 2023 Form 10-K | 122

communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Loss Reserves – Primary Case Reserves

As described in Notes 3 and 8 to the consolidated financial statements, the Company establishes case reserves for estimated insurance losses when notices of delinquency on insured mortgage loans are received. As of December 31, 2023, the Company’s recorded loss reserves were $505 million. A significant portion of total loss reserves relate to primary case reserves established for the Company’s primary insurance business. Case reserves are established by estimating the number of loans in the delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The Company’s case reserve estimates are primarily established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions. The principal considerations for our determination that performing procedures relating to the valuation of loss reserves – primary case reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of the primary case reserves; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence relating to the claim rate and claim severity significant assumptions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of loss reserves, including controls over the development of significant assumptions related to the claim rate and claim severity. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the primary case reserves and comparing this independent estimate to management’s recorded primary case reserves to evaluate the reasonableness of the recorded primary case reserves. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and independently developing assumptions related to the claim rate and claim severity.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 21, 2024

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

MGIC Investment Corporation 2023 Form 10-K | 123

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2023, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL DURING THE FOURTH QUARTER
There are no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2023, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

MGIC Investment Corporation 2023 Form 10-K | 124

MGIC Investment Corporation and Subsidiaries

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information (other than on the executive officers) will be included in our Proxy Statement for the 2024 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2023. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period. The information on the executive officers appears at the end of Part I of this Form 10-K.

Our Insider Trading Policy limits the timing and types of transactions in our securities, as well as transactions in the securities of companies with which the Company does business and competitors of the Company (collectively referred to as "Company Securities"). The Policy applies to all directors and employees of the Company and its subsidiaries, and may be extended to apply to third-party contractors or consultants who have access to non-public information about the Company. Among other restrictions, the policy prohibits directors, executive officers, other officers and certain employees from engaging in short sales of Company securities, entering into hedging transactions referencing the Company’s equity securities, holding Company securities in a margin account, or pledging Company securities as collateral for a loan. All directors and officers (including executive officers), as well as certain other employees with access to material non-public information must also comply with pre-clearance procedures prior to any transaction in Company Securities. A copy of the Policy is attached as Exhibit 19 to this Form 10-K.

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

Item 11. Executive Compensation
This information will be included in our Proxy Statement for the 2024 Annual Meeting of Shareholders and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2023. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2024 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2023. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

The table below sets forth certain information, as of December 31, 2023, the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

		Equity compensation plans approved by security holders
(a)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	3,179,741
(b)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	—
(c)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Row (a)) (2)	5,118,300

(1)Includes RSUs granted under our 2020 Omnibus Incentive Plan for which shares will be issued in the future, provided the service conditions are met. Of the RSUs granted under the 2020 Plan, 2,421,300 are subject to performance conditions, 589,059 subject to service conditions, and the remainder are related to non-employee director restricted stock units.
(2)Reflects shares available for granting. All of these shares are available under our 2020 Plan.

MGIC Investment Corporation 2023 Form 10-K | 125

Item 13. Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, this information will be included in our Proxy Statement for the 2024 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2023. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 14. Principal Accountant Fees and Services
This information will be included in our Proxy Statement for the 2024 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2023. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2023 Form 10-K | 126

MGIC Investment Corporation and Subsidiaries

Table of Contents | Glossary of terms and acronyms

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2023 and 2022
Consolidated statements of operations for each of the three years in the period ended December 31, 2023
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2023
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2023
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2023
Notes to consolidated financial statements
Report of independent registered public accounting firm

2	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Page
Schedule I - Summary of investments, other than investments in related parties at December 31, 2023	132
Schedule II - Condensed financial information of Registrant
Condensed balance sheets at December 31, 2023 and 2022	133
Condensed statements of operations for each of the three years in the period ended December 31, 2023	134
Condensed statements of cash flows for each of the three years in the period ended December 31, 2023	135
Supplementary notes to parent company financial statements	136
Schedule IV – Reinsurance for each of the three years in the period ended December 31, 2023	137
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

MGIC Investment Corporation 2023 Form 10-K | 127

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
10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005
10.2.24	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2024) * †	10-K	10.2.24	February 21, 2024
10.2.25	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted March 2021, as amended May 2021) *	10-Q	10.2.25	May 5, 2021
10.2.26	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2022) *	10-K	10.2.26	February 23, 2022
10.2.27	Form of Restricted Stock Unit Agreement (for Directors) under 2020 Omnibus Incentive Plan (Adopted February 2024) * †	10-K	10.2.27	February 21, 2024
10.2.28	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2023) * †	10K	10.2.28	February 21, 2024
10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K	10.3.1	March 1, 2011
10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan *	DEF 14A	App. A	March 24, 2015
10.3.4	MGIC Investment Corporation 2020 Omnibus Incentive Plan *	DEF 14A	App. C	March 20, 2020
10.6	Executive Bonus Plan * †
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.* †
10.11.5	Form of Amended and Restated Key Executive Employment and Severance Agreement (Adopted May 2021) *	10-Q	10.11.5	May 5, 2021
10.12	Form of Agreement Not to Compete. * †
19	Insider Trading Policy and Procedures †	10-K	19	February 21, 2024
21	Direct and Indirect Subsidiaries. †

MGIC Investment Corporation 2023 Form 10-K | 128

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††
97	Policy relating to Recovery of Erroneously Awarded Compensation	10-K	97	February 21, 2024
99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009
99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009
99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012
99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014
99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.25	May 7, 2015
99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation.	10-K	10.2.15	February 26, 2016
99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto	10-Q	99.27	May 5, 2017
99.28	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.28	May 7, 2020
99.29	State Variations Endorsement (for other than Maine and Puerto Rico) to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.29	May 7, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes a management contract or compensatory plan.
**	Certain portions of this Exhibit are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith.
††	Furnished herewith.

MGIC Investment Corporation 2023 Form 10-K | 129

Item 16. Form 10-K Summary
Not applicable.

MGIC Investment Corporation 2023 Form 10-K | 130

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2024.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Timothy J. Mattke	/s/ Jay C. Hartzell
Timothy J. Mattke	Jay C. Hartzell, Director
Chief Executive Officer and Director

/s/ Timothy A. Holt
/s/ Nathaniel H. Colson	Timothy A. Holt, Director
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer	/s/ Jodeen A. Kozlak
(Principal Financial Officer)	Jodeen A. Kozlak, Director

/s/ Julie K. Sperber	/s/ Michael E. Lehman
Julie K. Sperber	Michael E. Lehman, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Teresita M. Lowman
Teresita M. Lowman

/s/ Analisa M. Allen
Analisa M. Allen, Director	/s/ Sheryl L. Sculley
Sheryl L. Sculley, Director

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni, Director	/s/ Michael L. Thompson
Michael L. Thompson, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

/s/ Curt S. Culver
Curt S. Culver, Director

MGIC Investment Corporation 2023 Form 10-K | 131

MGIC INVESTMENT CORPORATION

SCHEDULE I — Summary of investments - Other than investments in related parties - December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed income:
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$167,995	$161,682	$161,682
Obligations of U.S. states and political subdivisions	2,092,754	1,908,078	1,908,078
Foreign government debt	4,486	3,843	3,843
Public utilities	251,151	250,952	250,952
ABS	173,256	171,273	171,273
CLOs	327,467	326,096	326,096
Mortgage-backed	640,336	608,230	608,230
All other corporate debt securities	2,375,250	2,264,629	2,264,629
Commercial paper	28,327	28,330	28,330
Total fixed income	6,061,022	5,723,113	5,723,113

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	16,025	14,771	14,771
Total equity securities	16,025	14,771	14,771

Total investments	$6,077,047	$5,737,884	$5,737,884

MGIC Investment Corporation 2023 Form 10-K | 132

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Balance Sheets Parent Company Only
	December 31,
(In thousands)	2023	2022
ASSETS
Fixed income, available-for-sale, at fair value (amortized cost, 2023 – $597,944 ; 2022 – $299,649)	$598,420	$287,332
Short-term, fixed income, available-for-sale, at fair value (amortized cost, 2023 – $110,889 ; 2022 – $120,102)	110,913	120,177
Total investment portfolio	$709,333	407,509
Cash and cash equivalents	208,600	239,404
Investment in subsidiaries, at equity in net assets	4,777,121	4,502,261
Accounts receivable - affiliates	2,860	864
Income taxes - current and deferred	34,597	167,966
Accrued investment income	5,975	3,387
Total assets	$5,738,486	$5,321,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$643,196	$641,724
Convertible junior subordinated debentures	—	21,086
Accrued interest	12,797	13,271
Other liabilities	10,476	2,570
Total liabilities	666,469	678,651

Shareholders’ equity:
Common stock ($1.00 par value, shares authorized 1,000,000; shares issued 2023 - 371,353; 2022 - 371,353; shares outstanding 2023 - 272,494; 2022 - 293,433)	371,353	371,353
Paid-in capital	1,808,113	1,798,842
Treasury stock at cost (shares 2023 - 98,859; 2022 - 77,920)	(1,384,293)	(1,050,238)
Accumulated other comprehensive income, net of tax	(316,281)	(481,511)
Retained earnings	4,593,125	4,004,294
Total shareholders’ equity	5,072,017	4,642,740
Total liabilities and shareholders’ equity	$5,738,486	$5,321,391
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2023 Form 10-K | 133

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Operations Parent Company Only
	Years Ended December 31,
(In thousands)	2023	2022	2021
Revenues:
Investment income, net of expenses	$30,123	$7,193	$3,850
Net realized investment gains (losses)	(47)	(2,628)	490
Total revenues	30,076	4,565	4,340

Expenses:
Operating expenses	1,555	1,575	1,644
Interest expense	36,905	47,601	68,359
Loss on debt extinguishment	—	38,870	36,914
Total expenses	38,460	88,046	106,917
Loss before tax	(8,384)	(83,481)	(102,577)
(Benefit from) provision for income taxes	(1,734)	(17,851)	(21,240)
Equity in net income of subsidiaries	719,599	930,979	716,320
Net income	712,949	865,349	634,983
Other comprehensive income (loss), net of tax	165,230	(601,208)	(97,124)
Comprehensive income	$878,179	$264,141	$537,859
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2023 Form 10-K | 134

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only
	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$712,949	$865,349	$634,983
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(719,599)	(930,979)	(716,320)
Dividends received from subsidiaries	326,013	626,695	400,000
Deferred tax (benefit) expense	86,219	119,588	(21,551)
Loss on debt extinguishment	—	38,870	36,914
Other	26,726	33,619	29,799
Change in certain assets and liabilities:
Accounts receivable - affiliates	(1,996)	1,266	(680)
Income taxes receivable	45,913	(43,123)	(306)
Accrued investment income	(499)	931	1,118
Accrued interest	349	(7,230)	(2,503)
Net cash provided by operating activities	476,075	704,986	361,454
Cash flows from investing activities:
Purchases of investments	(566,795)	(1,457)	(339,384)
Proceeds from sales of investments	555,957	287,924	556,384
Net cash provided by (used in) investing activities	(10,838)	286,467	217,000
Cash flows from financing activities:
Conversion/Purchase of convertible junior subordinated debentures	(28,637)	(89,118)	(98,610)
Redemption of 5.75% senior notes	—	(242,296)	—
Cash portion of loss on debt extinguishment	—	(38,185)	(36,914)
Repurchase of common stock	(337,182)	(385,573)	(290,818)
Dividends paid	(122,965)	(110,947)	(94,219)
Payment of withholding taxes related to share-based compensation net share settlement	(7,257)	(10,094)	(6,729)
Net cash provided by (used in) financing activities	(496,041)	(876,213)	(527,290)
Net increase (decrease) in cash and cash equivalents	(30,804)	115,240	51,164
Cash and cash equivalents at beginning of year	239,404	124,164	73,000
Cash and cash equivalents at end of year	$208,600	$239,404	$124,164
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2023 Form 10-K | 135

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
SUPPLEMENTARY NOTES

Note A

The accompanying Parent Company financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements appearing this annual report.

Note B

Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments in 2024, we will notify the OCI to ensure it does not object.

The payment of dividends from MGIC is the principal source of cash inflow for MGIC Investment Corporation, our holding company, other than investment income and raising capital in the public markets. The payment of dividends by our insurance subsidiaries is restricted by insurance regulation as discussed above. MGIC paid a total of $600 million, $800 million and $400 million in dividends in cash and fixed income securities to our holding company during 2023, 2022, and 2021, respectively. No contributions were made to our insurance subsidiaries in 2023, 2022, or 2021.

Note C

The 5.25% Senior Notes discussed in Note 7 – “Debt” to our consolidated financial statements, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries.

MGIC Investment Corporation 2023 Form 10-K | 136

MGIC INVESTMENT CORPORATION

SCHEDULE IV — Reinsurance Mortgage Insurance Premiums Earned Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2023	$1,142,412	$202,821	$12,960	$952,551	1.4%
2022	1,154,728	156,373	8,778	1,007,133	0.9%
2021	1,167,592	163,031	9,858	1,014,419	1.0%

MGIC Investment Corporation 2023 Form 10-K | 137