Form 10-Q
period 2024-03-31
MGIC INVESTMENT CORP
filed 2024-05-01
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 26, 2024, there were 266,587,218 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q1 2024 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

MGIC Investment Corporation - Q1 2024 | 3

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

MGIC Investment Corporation - Q1 2024 | 4

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

Loss ratio
The ratio, expressed as a percentage, of losses incurred, net to net premiums earned

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

NIW
New Insurance Written, is the aggregate original principal amount of the mortgages that are insured during a period

N/M
Data, or calculation, deemed not meaningful for the period presented

NPL Settlement
The commutation of coverage on non-performing loans, which are a delinquent loans, at any stage in their delinquency

/ O
OCI
Office of the Commissioner of Insurance of the State of Wisconsin

/ P
PMI
Private Mortgage Insurance (as an industry or product type)

MGIC Investment Corporation - Q1 2024 | 5

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
QSR Transaction
Quota share reinsurance transaction with a group of unaffiliated reinsurers

2020 QSR
Our QSR transactions that provided coverage on eligible NIW in 2020

2021 QSR
Our QSR transaction that provides coverage on eligible NIW in 2021

2022 QSR
Our QSR transaction that provides coverage on eligible NIW in 2022

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
Net premiums earned minus losses incurred, net and other underwriting and operating expenses, net

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

MGIC Investment Corporation - Q1 2024 | 6

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q1 2024 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	March 31, 2024	December 31, 2023
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2024 - $5,928,057; 2023 - $5,939,483)		$5,576,997	$5,601,540
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2024 - $95,721; 2023 - $121,539)		95,717	121,573
Equity securities, at fair value (cost 2024 - $16,053; 2023 - $16,025)		14,697	14,771
Other invested assets, at cost		850	850
Total investment portfolio		5,688,261	5,738,734
Cash and cash equivalents		431,347	363,666
Restricted cash and cash equivalents		8,221	6,978
Accrued investment income		58,093	58,774
Reinsurance recoverable on loss reserves	4	39,200	33,302
Reinsurance recoverable on paid losses	4	555	9,896
Premiums receivable		56,033	58,499
Home office and equipment, net		37,614	38,755
Deferred insurance policy acquisition costs		13,846	14,591
Deferred income taxes, net		76,271	79,782
Other assets		125,805	135,403
Total assets		$6,535,246	$6,538,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$504,447	$505,379
Unearned premiums		148,935	157,779
Senior notes	3	643,563	643,196
Other liabilities		135,958	160,009
Total liabilities		1,432,903	1,466,363
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2024 - 371,353; 2023 - 371,353; shares outstanding 2024 - 268,990; 2023 - 272,494)		371,353	371,353
Paid-in capital		1,788,050	1,808,113
Treasury stock at cost (shares 2024 - 102,363; 2023 - 98,859)		(1,466,224)	(1,384,293)
Accumulated other comprehensive income (loss), net of tax		(326,134)	(316,281)
Retained earnings		4,735,298	4,593,125
Total shareholders’ equity		5,102,343	5,072,017
Total liabilities and shareholders’ equity		$6,535,246	$6,538,380
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q1 2024 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2024	2023
Revenues:
Premiums written:
Direct		$275,203	$274,247
Assumed		3,416	2,751
Ceded	4	(44,819)	(46,806)
Net premiums written		233,800	230,192
Decrease in unearned premiums, net		8,844	11,823
Net premiums earned		242,644	242,015
Investment income, net of expenses		59,744	49,223
Net gains (losses) on investments and other financial instruments	7/8	(8,509)	(7,698)
Other revenue		482	425
Total revenues		294,361	283,965

Losses and expenses:
Losses incurred, net	11	4,555	6,446
Amortization of deferred insurance policy acquisition costs		2,009	2,478
Other underwriting and operating expenses, net		59,018	70,063
Interest expense		8,899	9,374
Total losses and expenses		74,481	88,361
Income before tax		219,880	195,604
Provision for income tax		45,783	41,057
Net income		$174,097	$154,547

Earnings per share:
Basic	6	$0.64	$0.53
Diluted	6	$0.64	$0.53

Weighted average common shares outstanding - basic	6	270,314	290,989
Weighted average common shares outstanding - diluted	6	273,108	294,712

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2024 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2024	2023
Net income		$174,097	$154,547
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	(10,392)	80,659
Benefit plan adjustments		539	5,353
Other comprehensive income (loss), net of tax		(9,853)	86,012
Comprehensive income (loss)		$164,244	$240,559

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2024 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2024	2023
Common stock
Balance, beginning and end of period		$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,808,113	1,798,842
Reissuance of treasury stock, net under share-based compensation plans		(31,168)	(16,912)
Equity compensation		11,105	9,679
Balance, end of period		1,788,050	1,791,609

Treasury stock
Balance, beginning of period		(1,384,293)	(1,050,238)
Reissuance of treasury stock, net under share-based compensation plans		12,122	9,713
Repurchase of common stock	12	(94,053)	(78,523)
Balance, end of period		(1,466,224)	(1,119,048)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(316,281)	(481,511)
Other comprehensive income (loss), net of tax	9	(9,853)	86,012
Balance, end of period		(326,134)	(395,499)

Retained earnings
Balance, beginning of period		4,593,125	4,004,294
Net income		174,097	154,547
Cash dividends	12	(31,924)	(29,612)
Balance, end of period		4,735,298	4,129,229

Total shareholders’ equity		$5,102,343	$4,777,644

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2024 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$174,097	$154,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,485	10,192
Deferred tax expense (benefit)	6,131	1,732
Equity compensation	11,105	9,679
Net (gains) losses on investments and other financial instruments	8,509	7,698
Change in certain assets and liabilities:
Accrued investment income	681	628
Reinsurance recoverable on loss reserves	(5,898)	(4,521)
Reinsurance recoverable on paid losses	9,341	17,936
Premiums receivable	2,466	625
Deferred insurance policy acquisition costs	745	965
Loss reserves	(932)	527
Unearned premiums	(8,844)	(11,822)
Return premium accrual	(2,600)	(1,300)
Current income taxes	39,839	39,481
Other, net	(50,588)	(14,081)	(1)
Net cash provided by (used in) operating activities	190,537	212,286

Cash flows from investing activities:
Purchases of investments	(327,757)	(229,198)
Proceeds from sales of investments	14,841	32,991
Proceeds from maturity of fixed income securities	338,885	131,389
Additions to property and equipment	—	(363)
Net cash provided by (used in) investing activities	25,969	(65,181)

Cash flows from financing activities:
Repurchase of common stock	(95,183)	(76,151)
Dividends paid	(33,353)	(30,096)
Payment of withholding taxes related to share-based compensation net share settlement	(19,046)	(7,199)
Net cash provided by (used in) financing activities	(147,582)	(113,446)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	68,924	33,659
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	370,644	332,913
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$439,568	$366,572
(1) Amounts have been reclassified to conform to the current year presentation
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2024 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for an interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of March 31, 2024, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q1 2024 | 13

Note 2. Significant Accounting Policies
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

Note 3. Debt
Debt obligations
The aggregate carrying value of our 5.25% Senior Notes (5.25% Notes) and the par value as of March 31, 2024 and December 31, 2023 is presented in table 3.1 below.

Long-term debt obligation, carrying value
Table	3.1
(In thousands)		March 31, 2024	December 31, 2023
5.25% Notes, due August 2028 (par value: $650 million)		$643,563	$643,196

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information pertaining to our debt obligations. As of March 31, 2024 we are in compliance with our debt covenants.

Interest payments
Interest payments for the three months ended March 31, 2024 and 2023 were $17.1 million.

MGIC Investment Corporation - Q1 2024 | 14

Note 4. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) transactions and excess-of-loss (“XOL”) transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended March 31,
(In thousands)		2024	2023
Premiums earned:
Direct		$284,021	$286,034
Assumed		3,442	2,787
Ceded - quota share reinsurance (1)		(28,715)	(29,877)
Ceded - excess-of-loss reinsurance		(16,104)	(16,929)
Total ceded		(44,819)	(46,806)
Net premiums earned		$242,644	$242,015

Losses incurred:
Direct		$10,979	$11,123
Assumed		29	4
Ceded - quota share reinsurance		(6,453)	(4,681)
Losses incurred, net		$4,555	$6,446

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$24,584	$31,711
Ceding commission on quota share reinsurance		10,660	12,318
(1)Ceded premiums earned are shown net of profit commission.

Quota share reinsurance
We have entered into QSR Transactions with panels of third-party reinsurers to cede a fixed percentage of premiums earned and received and losses incurred on insurance covered by the transactions. We receive the benefit of a ceding commission equal to 20% of premiums ceded before profit commission. We also receive the benefit of a profit commission through a reduction of premiums we cede. The profit commission varies inversely with the level of losses on a “dollar for dollar” basis and can be eliminated at certain annual loss ratios as defined below. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

Each of our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratio caps of 200%.

Table 4.2 below provides additional detail regarding our QSR Transactions.

Quota Share Reinsurance
Table	4.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 and 2021 QSR		2021	17.5%	61.9%	December 31, 2032
2021 QSR and 2022 QSR		2021	12.5%	57.5%	December 31, 2032
2021 QSR and 2022 QSR		2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR		2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
2023 QSR		2023	10.0%	58.5%	December 31, 2034
2024 QSR		2024	30.0%	56.0%	December 31, 2035
Credit Union QSR		2020-2025	65.0%	50.0%	December 31, 2039
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

MGIC Investment Corporation - Q1 2024 | 15

Table 4.3 provides additional details regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 4.2 to the percentage shown in table 4.3.

Quota Share Reinsurance
Table	4.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	June 30, 2024	July 1, 2024	14.5% or 12%
2021 QSR and 2022 QSR	2021	June 30, 2024	July 1, 2024	10.5% or 8%
2021 QSR and 2022 QSR	2022	December 31, 2024	July 1, 2024	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024	July 1, 2024	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2024	12.5% or 10%
2023 QSR	2023	December 31, 2025	July 1, 2024	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $39.2 million as of March 31, 2024 and $33.3 million as of December 31, 2023. The reinsurance recoverable balance is secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

Excess of loss reinsurance
We have XOL Transactions with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL Transactions”) and with unaffiliated special purpose insurers (“Home Re Transactions”).

For policies covered under our Traditional XOL Transactions, we retain the first layer of the aggregate losses paid, and the reinsurers will then provide second layer coverage up to the outstanding reinsurance coverage amount. We retain losses paid in excess of the outstanding reinsurance coverage amount. The reinsurance coverage is subject to adjustment based on the risk characteristics of the covered loans until the initial excess of loss reinsurance coverage layer has been finalized.

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

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of March 31, 2024, a "Trigger Event" has occurred on our Home Re 2019-1 ILN transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each

MGIC Investment Corporation - Q1 2024 | 16

transaction. A “Trigger Event” has also occurred on the Home Re 2023-1 transaction because the target level of credit enhancement on the most senior tranche has not been met.

In January 2024, we exercised our optional call feature to terminate the reinsurance agreement with Home Re 2020-1, Ltd. In connection with the termination, the insurance linked notes issued by Home Re 2020-1 Ltd. were redeemed in full.

Table 4.4a, 4.4b, and 4.4c provide a summary of our XOL Transactions as of March 31, 2024 and December 31, 2023.

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

Excess of Loss Reinsurance
Table 4.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	March 31, 2024	December 31, 2023
2023 Traditional XOL	$70,578	$70,572	$70,578
2022 Traditional XOL	82,523	82,241	82,346
Home Re 2023-1, Ltd.	272,961	272,961	272,961
Home Re 2022-1, Ltd.	325,589	324,441	325,001
Home Re 2021-2, Ltd.	190,159	189,347	189,403
Home Re 2021-1, Ltd.	211,159	210,546	210,831
Home Re 2020-1, Ltd.	275,283	—	261,280
Home Re 2019-1, Ltd.	185,730	182,563	182,722
Home Re 2018-1, Ltd.	168,691	164,220	164,335

Table 4.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 3/31/2024 (2)	March 31, 2024	December 31, 2023
2023 Traditional XOL	$96,942	N/A	N/A	$95,178	$96,942
2022 Traditional XOL	142,642	N/A	N/A	142,642	142,642
Home Re 2023-1, Ltd.	330,277	97%	97%	330,277	330,277
Home Re 2022-1, Ltd.	473,575	100%	100%	398,112	420,731
Home Re 2021-2, Ltd. (3)	398,429	100%	75%	172,395	173,960
Home Re 2021-1, Ltd. (3)	398,848	100%	73%	117,880	117,982
Home Re 2020-1, Ltd.	412,917	100%	—%	—	41,846
Home Re 2019-1, Ltd. (3)	315,739	100%	10%	21,039	21,039
Home Re 2018-1, Ltd.	318,636	100%	100%	58,378	69,762
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.
(3)The funding percentage on the 2021-1, 2021-2, and 2019-1 were reduced from 100% after the tender offers were conducted in the fourth quarter of 2023.

MGIC Investment Corporation - Q1 2024 | 17

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded on will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at March 31, 2024 and December 31, 2023, were not material to our consolidated balance sheet and the change in fair value during the three months ended March 31, 2024 and March 31, 2023 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of March 31, 2024, and December 31, 2023, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.5 presents the total assets of the Home Re Entities as of March 31, 2024 and December 31, 2023.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		March 31, 2024	December 31, 2023

Home Re 2023-1 Ltd.		$330,277	$330,277
Home Re 2022-1 Ltd.		406,329	427,279
Home Re 2021-2 Ltd.		172,990	174,431
Home Re 2021-1 Ltd.		117,849	118,043
Home Re 2020-1 Ltd.		—	41,846
Home Re 2019-1 Ltd.		21,039	21,039
Home Re 2018-1 Ltd.		63,949	73,872

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

MGIC Investment Corporation - Q1 2024 | 18

Note 5. Litigation and Contingencies
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

MGIC Investment Corporation - Q1 2024 | 19

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding, including participating securities. Our “participating securities” are comprised of vested restricted stock and restricted stock units (“RSUs”) with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. The determination of whether components are dilutive is calculated independently for each period. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if unvested RSUs result in the issuance of common stock. Under the if-converted method, diluted EPS reflects the potential dilution that would have occurred if our 9% Debentures resulted in the issuance of common stock. The determination of potentially issuable shares does not consider the satisfaction of the conversion requirements and the shares are included in the determination of diluted EPS as of the beginning of the period, if dilutive. In the third quarter of 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal.

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended March 31,
(In thousands, except per share data)		2024	2023
Basic earnings per share:
Net income		$174,097	$154,547
Weighted average common shares outstanding - basic		270,314	290,989
Basic earnings per share		$0.64	$0.53

Diluted earnings per share:
Net income		$174,097	$154,547
Interest expense, net of tax (1):
9% Debentures		—	375
Diluted income available to common shareholders		$174,097	$154,922

Weighted average common shares outstanding - basic		270,314	290,989
Effect of dilutive securities:
Unvested RSUs		2,794	2,079
9% Debentures		—	1,644
Weighted average common shares outstanding - diluted		273,108	294,712
Diluted earnings per share		$0.64	$0.53
(1) Interest expense has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q1 2024 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at March 31, 2024 and December 31, 2023 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of March 31, 2024
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$147,441	$66	$(6,595)	$140,912
Obligations of U.S. states and political subdivisions		2,079,844	3,042	(191,274)	1,891,612
Corporate debt securities		2,644,912	10,789	(129,340)	2,526,361
ABS		173,761	1,291	(2,536)	172,516
RMBS		345,029	3,338	(24,541)	323,826
CMBS		286,876	5	(14,503)	272,378
CLOs		318,683	415	(482)	318,616
Foreign government debt		4,487	—	(741)	3,746
Commercial paper		22,745	2	—	22,747
Total fixed income securities		$6,023,778	$18,948	$(370,012)	$5,672,714

Details of fixed income securities by category as of December 31, 2023
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,995	$51	$(6,364)	$161,682
Obligations of U.S. states and political subdivisions		2,092,754	5,159	(189,835)	1,908,078
Corporate debt securities		2,626,401	17,391	(128,211)	2,515,581
ABS		173,256	1,292	(3,275)	171,273
RMBS		347,132	4,297	(20,656)	330,773
CMBS		293,204	5	(15,752)	277,457
CLOs		327,467	37	(1,408)	326,096
Foreign government debt		4,486	—	(643)	3,843
Commercial paper		28,327	3	—	28,330
Total fixed income securities		$6,061,022	$28,235	$(366,144)	$5,723,113
We had $12.1 million and $12.2 million of investments at fair value on deposit with various states as of March 31, 2024 and December 31, 2023, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $180.2 million and $156.9 million at March 31, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q1 2024 | 21

The amortized cost and fair values of fixed income securities at March 31, 2024, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		March 31, 2024
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$614,805	$608,478
Due after one year through five years		1,557,863	1,510,968
Due after five years through ten years		1,800,564	1,676,467
Due after ten years		926,197	789,465
		4,899,429	4,585,378

ABS		173,761	172,516
RMBS		345,029	323,826
CMBS		286,876	272,378
CLOs		318,683	318,616
Total		$6,023,778	$5,672,714

Equity securities
The cost and fair value of investments in equity securities at March 31, 2024 and December 31, 2023 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of March 31, 2024
Table	7.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,053	$4	$(1,360)	$14,697

Details of equity security investments as of December 31, 2023
Table	7.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,025	$5	$(1,259)	$14,771

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale and equity securities are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended March 31,
(in thousands)		2024	2023

Fixed income securities
Gains on sales		55	59
Losses on sales		(5,485)	(4,133)
Equity securities gains (losses)
Changes in fair value		(103)	360
Change in embedded derivative on Home Re Transactions		(2,976)	(3,976)
Other
Gains (losses) on sales		1	6
Market adjustment		(1)	(14)
Net gains (losses) on investments and other financial instruments		(8,509)	(7,698)

Proceeds from sales of fixed income securities		14,886	32,181

MGIC Investment Corporation - Q1 2024 | 22

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of March 31, 2024
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$33,814	$(107)	$93,212	$(6,488)	$127,026	$(6,595)
Obligations of U.S. states and political subdivisions		409,466	(3,795)	1,248,976	(187,479)	1,658,442	(191,274)
Corporate debt securities		536,362	(7,400)	1,408,161	(121,940)	1,944,523	(129,340)
ABS		37,810	(1,079)	57,455	(1,457)	95,265	(2,536)
RMBS		101,418	(6,894)	137,598	(17,647)	239,016	(24,541)
CMBS		35,431	(946)	236,798	(13,557)	272,229	(14,503)
CLOs		45,128	(103)	58,231	(379)	103,359	(482)
Foreign government debt		—	—	3,746	(741)	3,746	(741)
Total		$1,199,429	$(20,324)	$3,244,177	$(349,688)	$4,443,606	$(370,012)

Unrealized loss aging for securities by type and length of time as of December 31, 2023
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$26,550	$(75)	$98,359	$(6,289)	$124,909	$(6,364)
Obligations of U.S. states and political subdivisions		275,727	(3,622)	1,200,533	(186,213)	1,476,260	(189,835)
Corporate debt securities		270,956	(6,060)	1,604,021	(122,151)	1,874,977	(128,211)
ABS		41,549	(1,234)	62,611	(2,041)	104,160	(3,275)
RMBS		44,867	(872)	176,349	(19,784)	221,216	(20,656)
CMBS		35,249	(391)	244,216	(15,361)	279,465	(15,752)
CLOs		—	—	274,729	(1,408)	274,729	(1,408)
Foreign government debt		—	—	3,843	(643)	3,843	(643)
Total		$694,898	$(12,254)	$3,664,661	$(353,890)	$4,359,559	$(366,144)

There were 1,103 and 1,021 securities in an unrealized loss position at March 31, 2024 and December 31, 2023, respectively. Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2024 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at March 31, 2024 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q1 2024 | 23

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
Corporate Debt Securities are valued by obtaining relevant trade data, benchmark quotes and spreads and broker/dealer quotes and incorporating this information into the valuation process. These securities are generally categorized in Level 2 of the fair value hierarchy.
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
•Cash Equivalents: Consist of money market funds and treasury bills with valuations derived from quoted prices for identical assets in active markets that we can access. These securities are valued in level 1 of the fair value hierarchy. Instruments in this category valued using market data for comparable instruments are classified as level 2 in the fair value hierarchy.

MGIC Investment Corporation - Q1 2024 | 24

Assets measured at fair value, by hierarchy level, as of March 31, 2024 and December 31, 2023 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of March 31, 2024
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$140,912	$98,412	$42,500
Obligations of U.S. states and political subdivisions		1,891,612	—	1,891,612
Corporate debt securities		2,526,361	—	2,526,361
ABS		172,516	—	172,516
RMBS		323,826	—	323,826
CMBS		272,378	—	272,378
CLOs		318,616	—	318,616
Foreign government debt		3,746	—	3,746
Commercial paper		22,747	—	22,747
Total fixed income securities		5,672,714	98,412	5,574,302
Equity securities		14,697	14,697	—
Cash equivalents (1)		434,990	424,383	10,607
Total		$6,122,401	$537,492	$5,584,909

Assets carried at fair value by hierarchy level as of December 31, 2023
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$161,682	$95,828	$65,854
Obligations of U.S. states and political subdivisions		1,908,078	—	1,908,078
Corporate debt securities		2,515,581	—	2,515,581
ABS		171,273	—	171,273
RMBS		330,773	—	330,773
CMBS		277,457	—	277,457
CLOs		326,096	—	326,096
Foreign government debt		3,843	—	3,843
Commercial paper		28,330	—	28,330
Total fixed income securities		5,723,113	95,828	5,627,285
Equity securities		14,771	14,771	—
Cash equivalents (1)		367,517	367,301	216
Total		$6,105,401	$477,900	$5,627,501
(1) Includes restricted cash equivalents
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At March 31, 2024 and December 31, 2023, the fair value of the embedded derivatives was a liability of $0.6 million and an asset of $2.4 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the three months ended March 31, 2024, and 2023, purchases of real estate acquired were $1.0 million and $0.1 million, respectively. For the three months ended March 31, 2024, and 2023, sales of real estate acquired were zero and $1.2 million, respectively.

MGIC Investment Corporation - Q1 2024 | 25

Financial assets and liabilities not measured at fair value
Other invested assets include an investment in FHLB stock that is carried at cost, which due to restrictions that require it to be redeemed or sold only to the security issuer at par value, approximates fair value. The fair value of other invested assets is categorized as Level 2.
Financial liabilities include our outstanding debt obligations. The fair value of our 5.25% Notes was based on observable market prices and is categorized as level 2.
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2024 and December 31, 2023.

Financial assets and liabilities not measured at fair value
Table	8.2
		March 31, 2024		December 31, 2023
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$850	$850	$850	$850

Financial liabilities
5.25% Senior Notes		643,563	633,373	643,196	634,498

MGIC Investment Corporation - Q1 2024 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended March 31,
(In thousands)		2024	2023
Net unrealized investment (losses) gains arising during the period		$(13,154)	$102,099
Total income tax benefit (expense)		2,762	(21,440)
Net of tax		(10,392)	80,659

Net changes in benefit plan assets and obligations		682	6,776
Total income tax benefit (expense)		(143)	(1,423)
Net of tax		539	5,353

Total other comprehensive income (loss)		$(12,472)	108,875
Total income tax benefit (expense)		2,619	(22,863)
Total other comprehensive income (loss), net of tax		$(9,853)	$86,012

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three months ended March 31, 2024 and 2023 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended March 31,
(In thousands)		2024	2023
Reclassification adjustment for net realized (losses) gains(1)		$(9,973)	$(4,164)
Income tax benefit (expense)		2,094	874
Net of tax		(7,879)	(3,290)

Reclassification adjustment related to benefit plan assets and obligations (2)		(682)	(8,932)
Income tax benefit (expense)		143	1,876
Net of tax		(539)	(7,056)

Total reclassifications		(10,655)	(13,096)
Income tax benefit (expense)		2,237	2,750
Total reclassifications, net of tax		$(8,418)	$(10,346)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the three months ended March 31, 2024, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Three Months Ended March 31, 2024
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2023, net of tax		$(266,948)	$(49,333)	$(316,281)
Other comprehensive income (loss) before reclassifications		(18,271)	—	(18,271)
Less: Amounts reclassified from AOCI		(7,879)	(539)	(8,418)
Balance, March 31, 2024, net of tax		$(277,340)	$(48,794)	$(326,134)

MGIC Investment Corporation - Q1 2024 | 27

Note 10. Benefit Plans
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
Table 10.1 provides the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2024 and 2023.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended March 31,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2024	2023	2024	2023
Company service cost		$—	$—	$417	$386
Interest cost		3,247	3,682	375	398
Expected return on plan assets		(3,644)	(3,581)	(2,494)	(2,063)
Amortization of:
Net actuarial losses (gains)		523	597	(380)	(64)
Prior service cost (credit)		86	86	453	465
Cost of settlements and curtailments		—	7,847	—	—
Net periodic benefit cost (benefit)		$212	$8,631	$(1,629)	$(878)

In the first quarter of 2024, we made a contribution to our qualified pension plan of $23.0 million.

MGIC Investment Corporation - Q1 2024 | 28

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

Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. Given the uncertainty of the macroeconomic environment, including the effectiveness of loss mitigation efforts, changes in home prices, and changes in unemployment, our loss reserve estimates may continue to be impacted.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2024, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $8 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $16 million.

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

Losses incurred on delinquencies that occurred in the current year increased for the three months ended March 31, 2024, compared to the same period last year. The increase is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies reported.

For the three months ended March 31, 2024 and March 31, 2023 we experienced favorable loss development of $48.9 million and $40.8 million, respectively, on previously received delinquencies. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation - Q1 2024 | 29

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2024 and 2023.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Three Months Ended March 31,
(In thousands)		2024	2023
Reserve at beginning of period		$505,379	$557,988
Less reinsurance recoverable		33,302	28,240
Net reserve at beginning of period		472,077	529,748

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		53,436	47,212
Prior years (1)		(48,881)	(40,766)
Total losses incurred		4,555	6,446

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		—	—
Prior years		11,385	10,440
Total losses paid		11,385	10,440
Net reserve at end of period		465,247	525,754
Plus reinsurance recoverable		39,200	32,761
Reserve at end of period		$504,447	$558,515
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The prior year loss reserve development for the three months ended March 31, 2024 and 2023 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Three Months Ended March 31,
(In thousands)		2024	2023
Increase (decrease) in estimated claim rate on primary defaults		$(41,079)	$(43,431)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(7,802)	2,665
Total prior year loss development (1)		$(48,881)	$(40,766)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets were $18.5 million and $21.1 million at March 31, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q1 2024 | 30

Note 12. Shareholders’ Equity
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the three months ended March 31, 2024, we repurchased 4.7 million shares for $93.3 million, which included commissions. In 2023, we repurchased approximately 21.7 million shares of our common stock for $340.6 million, which included commissions. At March 31, 2024, we had $170 million remaining under a $500 million share repurchase program approved by our Board of Directors in 2023 that expires on July 1, 2025. Through April, we repurchased an additional 2.7 million shares totaling $54.8 million under the remaining authorization. In April 2024, our Board of Directors approved an additional share repurchase program, authorizing us to purchase up to $750 million of common stock prior to December 31, 2026.

Cash dividends
In the first quarter of 2024, we paid quarterly cash dividends of $0.115 per share which totaled $31.7 million. On April 25, 2024, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.115 per share payable on May 21, 2024, to shareholders of record on May 9, 2024.

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

Restricted stock unit grants
Table	13.1
			Three months ended March 31,
			2024		2023
			RSUs Granted (in thousands)	Weighted Average Share Fair Value	RSUs Granted (in thousands)	Weighted Average Share Fair Value
RSUs subject to performance conditions		(1)	634	$19.81	949	$14.17
RSUs subject only to service conditions			248	19.81	354	14.17
Non-employee director RSUs			76	19.81	106	14.17
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest from 0% to 200%.

MGIC Investment Corporation - Q1 2024 | 31

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

At March 31, 2024, MGIC’s risk-to-capital ratio was 9.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements without penalty.

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

Dividend restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we notify the OCI to ensure it does not object. In April 2024, MGIC paid a $350 million dividend to the holding company.

Statutory Financial Information
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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Three Months Ended March 31,
(In thousands)	2024	2023
Statutory net income	$72,714	$54,612
Statutory policyholders' surplus	711,990	992,075
Contingency loss reserves	5,333,024	4,803,752

MGIC Investment Corporation - Q1 2024 | 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2024. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q1 2024 | 33

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended March 31,
(In thousands, except per share data, unaudited)	2024	2023	% Change
Selected statement of operations data
Net premiums earned	$242,644	$242,015	0
Investment income, net of expenses	59,744	49,223	21
Losses incurred, net	4,555	6,446	(29)
Other underwriting and operating expenses, net	59,018	70,063	(16)
Income before tax	219,880	195,604	12
Provision for income taxes	45,783	41,057	12
Net income (1)	174,097	154,547	13
Diluted income per share	$0.64	$0.53	21

Non-GAAP Financial Measures (2)
Adjusted pre-tax operating income	$225,309	$199,672	13
Adjusted net operating income	178,386	157,761	13
Adjusted net operating income per diluted share	$0.65	$0.54	20
(1) May not foot due to rounding.
(2) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of first quarter 2024 results
Comparative quarterly results
We recorded first quarter 2024 net income of $174.1 million, or $0.64 per diluted share. Net income increased by $19.6 million from net income of $154.5 million, or $0.53 per diluted share, in the prior year. The increase is primarily due a decrease in other underwriting and operating expenses, net, and an increase in investment income, net of expenses. This was offset partially by an increase in provision for income taxes. Diluted income per share increased primarily due to an increase in net income and a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the first quarter 2024 was $178.4 million (Q1 2023: $157.8 million) and adjusted net operating income per diluted share was $0.65 (Q1 2023: $0.54). The increase in adjusted net operating income primarily reflects an increase in net income. The increase in adjusted net operating income per diluted share primarily reflects an increase in adjusted net operating income and a decrease in the number of diluted weighted shares outstanding.

Net investment income in the three months ended March 31, 2024, was $59.7 million, compared with $49.2 million, in the prior year. The increase in net investment income was due to an increase of 58 basis points in the average investment yields.

Underwriting and other expenses, net in the first quarter of 2024 were $59.0 million, compared with $70.1 million for the same period last year. The decrease in underwriting and other expenses, net during the three months ended March 31, 2024 was primarily due to a decrease in pension expenses and a decrease in expenses related to professional and consulting services. Pension expenses were higher for the three months ended March 31, 2023 due to settlement accounting charges.

The increase in our provision for income taxes in the first quarter of 2024 as compared to the same period in the prior year was primarily due to an increase in income before tax.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2024, MGIC can pay $64 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the three months ended March 31, 2024, and 2023, we did not make dividends payments to the holding company. Future dividend payments to the holding company will continue to be determined in consultation with the board and after considering any updated estimates about our business. In April 2024, MGIC paid a $350 million dividend to our holding company.

MGIC Investment Corporation - Q1 2024 | 34

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the three months ended March 31, 2024, and for the full year of 2023, we repurchased 4.7 million and 21.7 million shares of common stock, using approximately $93.3 million and $340.6 million of holding company resources, respectively. As of March 31, 2024, we had $170 million of authorization remaining to repurchase our common stock through July 1, 2025 under a $500 million share repurchase program approved by our Board of Directors in April, 2023. As of March 31, 2024, we had approximately 269 million shares of common stock outstanding. In April 2024, our Board of Directors approved an additional share repurchase program, authorizing us to repurchase up to $750 million of common stock prior to December 31, 2026.

Dividends to shareholders
In the first quarter of 2024, we paid quarterly cash dividends of $0.115 per share which totaled $31.7 million. On April 25, 2023, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.115 per share to shareholders of record on May 9, 2024.

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

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our interpretation of the PMIERs as of March 31, 2024, MGIC’s Available Assets totaled $5.9 billion, or $2.5 billion in excess of its Minimum Required Assets.

The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases.

Our reinsurance transactions enable us to earn higher returns on our Minimum Required Assets than we must hold under PMIERs. However, reinsurance may not always be available to us, or available only on terms, or costs, that we find unacceptable.

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

GSE reform
The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. Given that the Director of the FHFA is removable by the President at will, the agency’s agenda, policies, and actions are influenced by then-current administration. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorships may increase the likelihood that the business practices of the GSEs change, including through administration changes and actions. Such changes could have a material adverse effect on us.

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

MGIC Investment Corporation - Q1 2024 | 35

decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a MPP. MGIC’s “policyholder position” includes its net worth or surplus and its contingency reserve.

At March 31, 2024, MGIC’s risk-to-capital ratio was 9.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

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

MGIC Investment Corporation - Q1 2024 | 36

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” in our 2023 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year. The state of the economy, local housing markets and various other factors, including pandemics, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

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

MGIC Investment Corporation - Q1 2024 | 37

•Equity securities. Investment gains and losses are accounted for as a function of the periodic change in fair value
•Financial instruments. Investment gains and losses on the embedded derivative on our Home Re Transactions reflect the present value impact of the variation in investment income on assets on the insurance-linked notes held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life.

Gains and losses on debt extinguishment
Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position, and/or improve our debt profile. Extinguishing our outstanding debt obligations early through these discretionary activities may result in gains or losses primarily driven by differences in the payment of consideration from the carrying value, and the write off of unamortized debt issuance costs on the extinguished portion of the debt.

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

MGIC Investment Corporation - Q1 2024 | 38

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
(2)Gains and losses on debt extinguishment. Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position and/or improve our debt profile.
(3)Infrequent or unusual non-operating items. Items that are non-recurring in nature and are not part of our primary operating activities.

MGIC Investment Corporation - Q1 2024 | 39

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended March 31,
	2024				2023
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)		Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$219,880	45,783	$174,097		$195,604	41,057	$154,547
Adjustments:
Net realized investment (gains) losses	5,429	1,140	4,289		4,068	854	3,214
Adjusted pre-tax operating income / Adjusted net operating income	$225,309	$46,923	$178,386		$199,672	$41,911	$157,761

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			273,108				294,712

Net income per diluted share			$0.64				$0.53
Net realized investment (gains) losses			0.02				0.01
Adjusted net operating income per diluted share			$0.65	(1)			$0.54
(1) Does not foot due to rounding.

MGIC Investment Corporation - Q1 2024 | 40

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

NIW for the first quarter of 2024 was $9.1 billion (Q1 2023: $8.2 billion). The increase reflects a higher expected market position in the current year compared with the same period in the prior year. For the remainder of the year, we expect our 2024 NIW to be slightly higher than 2023.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

The following tables present characteristics of our primary NIW for the three months ended March 31, 2024 and 2023.

Primary NIW by FICO score
	Three Months Ended March 31,
(% of primary NIW)	2024	2023
760 and greater	53.4%	44.8%
740 - 759	17.0%	19.0%
720 - 739	13.3%	14.8%
700 - 719	8.4%	10.4%
680 - 699	4.6%	6.0%
660 - 679	2.2%	3.0%
640 - 659	0.7%	1.4%
639 and less	0.4%	0.6%

Primary NIW by loan-to-value
	Three Months Ended March 31,
(% of primary NIW)	2024	2023
95.01% and above	15.4%	12.5%
90.01% to 95.00%	44.9%	46.8%
85.01% to 90.00%	29.0%	29.3%
80.01% to 85.00%	10.7%	11.4%

Primary NIW by debt-to-income ratio
	Three Months Ended March 31,
(% of primary NIW)	2024	2023
45.01% and above	27.9%	22.7%
38.01% to 45.00%	31.8%	33.8%
38.00% and below	40.3%	43.5%

Primary NIW by policy payment type
	Three Months Ended March 31,
(% of primary NIW)	2024	2023
Monthly premiums	96.6%	96.2%
Single premiums	3.4%	3.7%
Annual premiums	—%	0.1%

Primary NIW by type of mortgage
	Three Months Ended March 31,
(% of primary NIW)	2024	2023
Purchases	97.6%	97.7%
Refinances	2.4%	2.3%

We consider a variety of loan characteristics when assessing the risk of a loan. The following table provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, mortgages with borrowers having FICO scores below 680, including those with borrowers having FICO scores of 620-679, and mortgages with borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by number of attributes discussed above
	Three Months Ended March 31,
(% of primary NIW)	2024	2023
One	37.1%	32.5%
Two or more	4.7%	3.8%

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

MGIC Investment Corporation - Q1 2024 | 41

Annual Persistency
Our annual persistency was 85.7% at March 31, 2024 compared to 86.1% at December 31, 2023 and 84.5% at March 31, 2023. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

IIF and RIF
	Three Months Ended March 31,
(In billions)	2024	2023
NIW	$9.1	$8.2
Cancellations	(11.7)	(11.1)
Increase (decrease) in primary IIF	$(2.6)	$(2.9)

Direct primary IIF as of March 31,	$290.9	$292.4
Direct primary RIF as of March 31,	$76.8	$76.0
Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of March 31, 2024, loans associated with modification programs accounted for 3.5% of our total RIF, compared to 3.6% at December 31, 2023. Loans associated with 88.1% of all our modifications were current as of March 31, 2024.

The following table sets forth certain statistics associated with our primary IIF and RIF as of March 31, 2024:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.2	0.4%	$0.3	0.4%	7.4%	12.0%	—%	NM
2005-2008	9.4	3.2%	2.5	3.3%	7.0%	9.9%	—%	3.9%
2009-2019	33.5	11.5%	8.9	11.5%	4.3%	3.3%	—%	8.6%
2020	47.9	16.5%	12.6	16.3%	3.2%	1.1%	5.1%	41.9%
2021	82.6	28.4%	22.0	28.6%	3.1%	1.3%	29.9%	70.1%
2022	64.9	22.3%	17.3	22.5%	4.9%	1.3%	30.5%	87.5%
2023	43.3	14.9%	11.2	14.6%	6.6%	0.4%	26.5%	94.1%
2024	8.1	2.8%	2.1	2.8%	6.7%	0.0%	30.6%	99.4%
Total	$290.9		$76.8
(1)May not foot due to rounding
(2)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $236 million ($180 million on pool policies with aggregate loss limits and $56 million on pool policies without aggregate loss limits) at March 31, 2024 compared to $256 million ($186 million on pool policies with aggregate loss limits and $70 million on pool policies without aggregate loss limits) at December 31, 2023. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $358 million and $310 million as of March 31, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q1 2024 | 42

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2024 and 2023.

Revenues

	Three Months Ended March 31,
(in thousands)	2024	2023	% Change
Net premiums written	$233,800	$230,192	2

Net premiums earned	$242,644	$242,015	0
Investment income, net of expenses	$59,744	$49,223	21
Net gains (losses) on investments and other financial instruments	$(8,509)	$(7,698)	11
Other revenue	$482	$425	13
Total revenues	$294,361	$283,965	4
Net premiums written and earned
Comparative quarterly results
Premiums earned for the three months ended March 31, 2024 were $242.6 million, compared with $242.0 million, for the same period last year. Net premiums written for three months ended March 31, 2024 were $233.8 million, compared with $230.2 million, for the same period last year.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three months ended March 31, 2024 and March 31, 2023.

Premium Yield

		Three Months Ended March 31,
(in basis points)		2024	2023
In force portfolio yield	(1)	38.5	38.7
Premium refunds		0.1	(0.1)
Accelerated earnings on single premium policies		0.3	0.3
Total direct premium yield		38.9	38.9
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(5.7)	(6.0)
Net premium yield		33.2	32.9
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps for the three months ended March 31, 2024 compared to 0.4 bps for the three months ended March 31, 2023.

The following provides more detail on the key drivers of our net premium yield:

In force Portfolio Yield
è
The yield on our current IIF is from book years with lower premium rates primarily due to competition in the industry. The in force yield is also impacted by the risk characteristics and capital requirements of the mortgages we insure.

MGIC Investment Corporation - Q1 2024 | 43

Premium Refunds
è
Premium refunds are primarily driven by claim activity and our estimate of refundable premiums on our delinquency inventory. Lower levels of claims received results in a lower level of premium refunds. Our estimate of refundable premium on our delinquency inventory fluctuates with changes in our delinquency inventory and our estimate of the number of loans in our delinquency inventory that will result in a claim.

Accelerated earnings on single premium policies
è	A low level of refinance transactions reduces the benefit from accelerated earned premium from cancellation of single premium policies prior to their estimated policy life.
Ceded premiums earned, net of profit commission and assumed premiums
è	Ceded premiums earned, net of profit commission adversely impact our net premium yield. Ceded premiums earned, net of profit commission, are associated with the QSR Transactions and the XOL Transactions. Assumed premiums consists primarily of premiums from GSE CRT programs. See “Reinsurance Transactions“ below for further discussion on our reinsurance transactions.
As discussed in our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses,” the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. With the smaller origination market, higher persistency rate, and continued high credit quality for NIW expected in 2024, we expect our in force portfolio premium yield to remain relatively flat during 2024 compared to 2023.

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

The following table provides information related to our QSR Transactions for each of the three months ended and as of March 31, 2024 and March 31, 2023.

Quota Share Reinsurance

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023

Ceded premiums written and earned, net of profit commission	$28,715	$29,877
% of direct premiums written	10%	11%
% of direct premiums earned	10%	10%
Profit commission	$24,584	$31,711
Ceding commissions	$10,660	$12,318
Ceded losses incurred	$6,454	$4,681

	As of March 31,
Mortgage insurance portfolio:	2024	2023
Ceded RIF (Dollars in millions)
2020 QSR	—	3,747
2021 QSR	5,867	6,669
2022 QSR	4,607	4,952
2023 QSR	2,344	439
2024 QSR	609	—
Credit Union QSR	2,645	2,316
Total ceded RIF	$16,072	$18,123

The decrease in profit commission was primarily driven by a decrease in the percentage of our IIF covered by the QSR Transactions as discussed below and an increase in ceded losses incurred. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

MGIC Investment Corporation - Q1 2024 | 44

We terminated our 2020 QSR Transaction effective December 31, 2023.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	Three Months Ended March 31,
	2024	2023
NIW subject to QSR Transactions	87.7%	86.4%
New Risk Written subject to QSR Transactions	93.3%	92.5%
IIF subject to QSR Transactions	62.1%	69.3%
RIF subject to QSR Transactions	65.7%	74.2%

The decrease in IIF and RIF subject to QSR Transactions was primarily due to the termination of our 2020 QSR Transaction at December 31, 2023.

As of March 31, 2024, the weighted average coverage percentage of our QSR transactions was 32% based on RIF.

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

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). As of March 31, 2024 our Home Re Transactions provided $1.1 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, from August 1, 2020 through December 31, 2021, and from June 1, 2022 through August 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions as of March 31, 2024, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
Home Re 2018-1	2.25%	6.50%	15.95%	21.61%	$—
Home Re 2019-1	2.50%	6.75%	18.49%	39.57%	—
Home Re 2021-1	2.25%	6.50%	4.29%	7.57%	74,290
Home Re 2021-2	2.10%	6.50%	3.31%	7.30%	141,577
Home Re 2022-1	2.75%	6.75%	3.39%	7.55%	316,773
Home Re 2023-1	3.00%	6.75%	3.12%	7.03%	318,694
2022 Traditional XOL	2.60%	7.10%	2.83%	7.75%	137,543
2023 Traditional XOL	2.91%	6.91%	2.97%	6.98%	91,799
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

In January 2024, we exercised our optional call feature to terminate the reinsurance agreement with Home Re 2020-1, Ltd. In connection with the termination, the insurance linked notes issued by Home Re 2020-1 Ltd. were redeemed in full.

Ceded premiums on our XOL Transactions were $16.1 million for the three months ended March 31, 2024, and $16.9 million for the three months ended March 31, 2023.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

MGIC Investment Corporation - Q1 2024 | 45

Investment income
Comparative quarterly and year to date results
Net investment income in the three months ended March 31, 2024 was $59.7 million, compared with $49.2 million in the three months ended March 31, 2023. The increase in net investment income was primarily due to an increase of approximately 58 basis points in the average investment yields.

Losses and expenses

	Three Months Ended March 31,
(In thousands)	2024	2023	% Change
Losses incurred, net	$4,555	$6,446	(29)
Amortization of deferred policy acquisition costs	$2,009	$2,478	(19)
Other underwriting and operating expenses, net	$59,018	$70,063	(16)
Interest expense	$8,899	$9,374	(5)
Total losses and expenses	$74,481	$88,361	(16)

Losses incurred, net
As discussed in “Critical Accounting Estimates” in our 2023 10-K MD&A, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

With the exception of the COVID-19 pandemic and the subsequent governmental response that temporarily disrupted seasonality, losses follow a seasonal trend in which the first quarter of the year has stronger credit performance than the following three quarters, with higher cure rates and lower new notice activity. The state of the economy, local housing markets and various other factors may result in delinquencies not following the typical pattern.

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of March 31, 2024 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Comparative quarterly results
Losses incurred, net for the first quarter of 2024 were $4.6 million, a decrease of $1.9 million compared to the first quarter of 2023 losses incurred, net of $6.4 million. While new delinquency notices added approximately $53.4 million for the three months ended March 31, 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $48.9 million. For the three months ended March 31, 2023, new delinquency notices added approximately $47.2 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $40.8 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation - Q1 2024 | 46

Composition of losses incurred
	Three Months Ended March 31,
(in millions)	2024	2023
Current year / New notices	$53,436	$47,212
Prior year reserve development	(48,881)	(40,766)
Losses incurred, net	$4,555	$6,446

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of losses incurred, net to net premiums earned. The loss ratio was 1.9% for the three months ended March 31, 2024, compared with 2.7% for the three months ended March 31, 2023. The decrease in the loss ratio for the three months ended March 31, 2024 compared to the prior year was primarily due to the decrease in losses incurred discussed above.

Delinquency inventory
A rollforward of our primary delinquency inventory for the three months ended March 31, 2024 and 2023 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
	Three Months Ended March 31,
	2024	2023
Delinquency inventory at beginning of period	25,650	26,387
New notices	12,177	11,297
Cures	(13,314)	(12,607)
Paid claims	(352)	(311)
Rescissions and denials	(19)	(9)
Delinquency inventory at end of period	24,142	24,757

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three months ended and as of:
March 31, 2024
Policy Year	New Delinquency Notices Received in the Three Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	750	1,888	18
2005-2008	2,484	6,377	17
2009-2015	529	1,245	11
2016	426	846	9
2017	621	1,220	9
2018	757	1,591	8
2019	799	1,459	7
2020	1,308	2,242	6
2021	2,405	4,042	6
2022	1,605	2,729	5
2023	493	503	3
2024	—	—	—
Total	12,177	24,142	11
Claim rate on new notices (1)	7.5%
(1) Claim rate is the respective year to date weighted average rate.

MGIC Investment Corporation - Q1 2024 | 47

March 31, 2023
Policy Year	New Delinquency Notices Received in the Three Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	843	2,247	19
2005-2008	2,700	7,647	20
2009-2015	700	1,762	12
2016	492	1,080	10
2017	628	1,547	10
2018	786	1,855	10
2019	787	1,659	9
2020	1,267	2,355	7
2021	2,056	3,366	5
2022	1,038	1,239	4
2023	—	—	0
Total	11,297	24,757	13
Claim rate on new notices (1)	7.5%

(1) Claim rate is the respective year to date weighted average rate.

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

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

The majority of loans insured prior to 2014 (which represent 35% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2024	45,284	28,267	62.4%	40
Q4 2023	49,720	31,141	62.6%	40
Q3 2023	43,271	28,538	66.0%	41
Q2 2023	40,013	29,803	74.5%	43
Q1 2023	37,412	28,227	75.4%	42

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

MGIC Investment Corporation - Q1 2024 | 48

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
	March 31, 2024	December 31, 2023	March 31, 2023
3 months or less	7,930	9,175	7,573
4-11 months	9,010	8,900	8,563
12 months or more (1)	7,202	7,575	8,621
Total	24,142	25,650	24,757
3 months or less	33%	36%	31%
4-11 months	38%	35%	34%
12 months or more	29%	29%	35%
Total	100%	100%	100%
(1)Approximately 35%, 37%, and 38% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

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

Delinquency inventory - number of payments delinquent
	March 31, 2024	December 31, 2023	March 31, 2023
3 payments or less	11,620	12,665	10,453
4-11 payments	7,849	8,064	8,016
12 payments or more (1)	4,673	4,921	6,288
Total	24,142	25,650	24,757

3 payments or less	48%	50%	42%
4-11 payments	33%	31%	33%
12 payments or more	19%	19%	25%
Total	100%	100%	100%
(1)Approximately 32%, 34%, and 32% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended March 31, 2024 were consistent with the same period in the prior year. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The following table presents our net losses and LAE paid for the three months ended March 31, 2024 and 2023.

Net losses and LAE paid
	Three Months Ended March 31,
(In millions)	2024	2023
Direct primary (excluding settlements)	$9	$9
NPL settlements	—	—
Reinsurance	—	—
LAE and other	1	1
Net losses and LAE paid	$10	$10

Average Claim Paid	$28,267	$28,227
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

MGIC Investment Corporation - Q1 2024 | 49

The primary average RIF on delinquent loans at March 31, 2024, December 31, 2023 and March 31, 2023 for the top 5 jurisdictions (based on the March 31, 2024 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	March 31, 2024	December 31, 2023	March 31, 2023
Florida	$65,769	$63,885	$60,334
Texas	60,398	59,841	54,718
Illinois	44,990	44,562	42,325
Pennsylvania	43,913	44,263	42,418
California	103,582	102,145	98,557
All other jurisdictions	55,789	54,723	52,711
All jurisdictions	$58,179	$57,143	$54,032

The primary average RIF on all loans was $68,379, $67,705, and $65,314 at March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

Loss reserves
The gross reserves at March 31, 2024, December 31, 2023, and March 31, 2023 appear in the table below.

Gross reserves
	March 31, 2024	December 31, 2023	March 31, 2023
Primary:
Direct case loss reserves (in millions)	$447	$448	$498
Direct IBNR and LAE reserves	54	54	57
Total primary direct loss reserves	$501	$502	$555

Ending delinquent inventory	24,142	25,650	24,757
Percentage of loans delinquent (delinquency rate)	2.15%	2.25%	2.13%
Average total primary loss reserves per delinquency	$20,761	$19,562	$22,423
Primary claims received inventory included in ending delinquent inventory	266	302	296

Other gross reserves (1) (in millions)	$3	$3	$4
(1)Other Gross Reserves includes direct and assumed reserves that are not included within our primary loss reserves.

The primary delinquency inventory for the top 15 jurisdictions (based on March 31, 2024 delinquency inventory) at March 31, 2024, December 31, 2023 and March 31, 2023 appears in the following table.

Primary delinquency inventory by jurisdiction
	March 31, 2024	December 31, 2023	March 31, 2023
Florida *	1,929	2,100	2,125
Texas	1,920	2,094	1,852
Illinois *	1,604	1,684	1,575
Pennsylvania *	1,382	1,433	1,442
California	1,325	1,354	1,335
New York *	1,267	1,342	1,350
Ohio *	1,166	1,246	1,235
Michigan	1,081	1,115	936
Georgia	899	955	915
New Jersey *	733	774	784
North Carolina	664	705	654
Maryland	641	680	678
Indiana *	614	645	604
Minnesota	544	566	551
Virginia	485	538	500
All other jurisdictions	7,888	8,419	8,221
Total	24,142	25,650	24,757
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

MGIC Investment Corporation - Q1 2024 | 50

The primary delinquency inventory by policy year at March 31, 2024, December 31, 2023 and March 31, 2023 appears in the following table.

Primary delinquency inventory by policy year
	March 31, 2024	December 31, 2023	March 31, 2023
Policy year:
2004 and prior	1,888	2,072	2,247
2004 and prior %	8%	8%	9%
2005 - 2008	6,377	7,008	7,647
2005 - 2008%	26%	27%	31%
2009 - 2015	1,245	1,414	1,762
2009 - 2015%	5%	6%	7%
2016	846	954	1,080
2017	1,220	1,365	1,547
2018	1,591	1,750	1,855
2019	1,459	1,550	1,659
2020	2,242	2,383	2,355
2021	4,042	4,237	3,366
2022	2,729	2,605	1,239
2023	503	312	—
2024	—	—	—
2016 and later %	61%	59%	53%

Total	24,142	25,650	24,757
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2024, 40% of our primary RIF was written subsequent to December 31, 2021, 68% of our primary RIF was written subsequent to December 31, 2020, and 85% of our primary RIF was written subsequent to December 31, 2019.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended March 31, 2024, were $59.0 million, compared with $70.1 million for the three months ended March 31, 2023. The decrease in underwriting and other expenses, net during the three months ended March 31, 2024 was primarily due to a decrease in pension expenses, and a decrease in expenses related to professional and consulting services. Pension expenses were higher for the three months ended March 31, 2023 due to settlement accounting charges.

	Three Months Ended March 31,
	2024	2023
Underwriting expense ratio	25.7%	31.1%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio for the three months ended March 31, 2024, decreased compared with the same period in the prior year primarily due to a decrease in underwriting and other expenses, net, and an increase in net premiums written.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended March 31,
(In millions, except rate)	2024	2023
Income before tax	$219.9	$195.6
Provision for income taxes	$45.8	$41.1
Effective tax rate	20.8%	21.0%
Our effective tax rate for the three months ended March 31, 2024 and 2023 approximated the statutory tax rate of 21%.

MGIC Investment Corporation - Q1 2024 | 51

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2023.

Consolidated balance sheets - Assets

(in thousands)	March 31, 2024	December 31, 2023	% Change
Investments	$5,688,261	$5,738,734	(1)
Cash and cash equivalents	431,347	363,666	19
Reinsurance recoverable on loss reserves	39,200	33,302	18
Reinsurance recoverable on paid losses	555	9,896	(94)
Deferred incomes taxes, net	76,271	79,782	(4)
Other assets	299,612	313,000	(4)
Total Assets	$6,535,246	$6,538,380	0

Investments - Our investments balance decreased slightly at March 31, 2024 compared to December 31, 2023.

The average duration and investment yield of our investment portfolio as of March 31, 2024 and December 31, 2023 are shown in the table below.

Portfolio duration and embedded investment yield
	March 31, 2024	December 31, 2023
Effective duration (in years)	3.7	3.8
Pre-tax yield (1)	3.8%	3.7%
After-tax yield (1)	3.1%	3.0%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of March 31, 2024 and December 31, 2023 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
March 31, 2024	12%	34%	35%	19%
December 31, 2023	12%	34%	35%	19%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Cash and cash equivalents - Our cash and cash equivalents balance increased to $431.3 million as of March 31, 2024, from $363.7 million as of December 31, 2023, as net cash generated from operating activities and investing activities was greater than cash used in financing activities.

Reinsurance recoverable on paid losses - Reinsurance recoverable on paid losses decreased to $0.6 million at March 31, 2024, from $9.9 million at December 31, 2023. At December 31, 2023 the reinsurance recoverable on paid losses was primarily composed of losses recoverable from reinsurers at the time of termination of the 2020 QSR Transaction. Generally, in a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers.

MGIC Investment Corporation - Q1 2024 | 52

Consolidated balance sheets - Liabilities and equity

(in thousands)	March 31, 2024	December 31, 2023	% Change
Loss reserves	$504,447	$505,379	—
Unearned premiums	148,935	157,779	(6)
Long-term debt	643,563	643,196	—
Other liabilities	135,958	160,009	(15)
Total Liabilities	$1,432,903	$1,466,363	(2)
Common stock	371,353	371,353	—
Paid-in capital	1,788,050	1,808,113	(1)
Treasury stock	(1,466,224)	(1,384,293)	6
Accumulated other comprehensive income (loss), net of tax	(326,134)	(316,281)	(3)
Retained earnings	4,735,298	4,593,125	3
Shareholders’ equity	$5,102,343	$5,072,017	1

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased slightly to $504.4 million as of March 31, 2024, from $505.4 million as of December 31, 2023. The decrease in loss reserves is primarily from favorable development on previously received delinquency notices, partially offset by loss reserves established on new notices. Reinsurance recoverables on loss reserves were $39.2 million and $33.3 million as of March 31, 2024 and December 31, 2023, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions.

Unearned premiums - Our unearned premium decreased to $148.9 million as of March 31, 2024 from $157.8 million as of December 31, 2023 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Income Taxes - Our current income tax liability was $29.0 million at March 31, 2024 and is included as a component of other liabilities in our consolidated balance sheets. Our current tax receivable was $10.8 million at December 31, 2023 and is included as a component of other assets in our consolidated balance sheets. The increase in our current income tax liability was primarily due to our first quarter estimated income tax payment not being due until the second quarter of 2024. Our net deferred tax asset was $76.3 million and $79.8 million at March 31, 2024 and December 31, 2023, respectively. We owned $848.6 million of tax and loss bonds at March 31, 2024 and December 31, 2023.

Shareholder’s equity - The increase in shareholders’ equity primarily relates to net income, partially offset by repurchases of our common stock and dividends paid to shareholders in the three months ended March 31, 2024.

MGIC Investment Corporation - Q1 2024 | 53

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

Summary of consolidated cash flows
	Three Months Ended March 31,
(In thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$190,537	$212,286
Investing activities	25,969	(65,181)
Financing activities	(147,582)	(113,446)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$68,924	$33,659
Net cash provided by operating activities for the three months ended March 31, 2024 decreased when compared with the same period of 2023 primarily due to an increase in underwriting and operating expenses paid.

We also have purchase obligations totaling approximately $14.2 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $6.9 million for our purchase obligations.

Future contributions to our qualified pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Net cash provided by investing activities for the three months ended March 31, 2024 primarily reflects sales and maturities of fixed income securities that exceeded purchases of fixed income securities during the period. Net cash used in investing activities for the three months ended March 31, 2023 primarily reflects purchases of fixed income securities during the period that exceeded sales and maturities of fixed income securities during the period as cash from operations was available for additional investment.

Net cash used in financing activities for the three months ended March 31, 2024 and 2023, primarily reflects repurchases of our common stock, dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of March 31, 2024, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the terms of our indebtedness.

Liquidity analysis - holding company
As of March 31, 2024 and December 31, 2023, we had approximately $793.0 million and $918 million, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

Over the next twelve months the principal demand on our holding company resources will be interest payments on our 5.25% Notes approximating $34.0 million and dividends to shareholders. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

MGIC Investment Corporation - Q1 2024 | 54

In the three months ended March 31, 2024, we repurchased 4.7 million shares of our common stock using $93.3 million of holding company cash. As of March 31, 2024 we had remaining authorization to repurchase $170.0 million of our common stock through July 1, 2025 under a share repurchase program approved by our Board of Directors in April 2023. Through April 2024, we repurchased an additional 2.7 million shares totaling $54.8 million under the remaining authorization. Also in April of 2024, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $750 million of common stock prior to December 31, 2026.

In the three months ended March 31, 2024, we paid $31.7 million in dividends to shareholders. On April 25, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.115 per share to shareholders of record on May 9, 2024.

We may also use holding company cash to repurchase additional shares, however, our repurchases are subject to variation based on a variety of factors including our capital and liquidity position and the share price of our common stock. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions. See "Overview-Capital" of this MD&A for a discussion of our share repurchase programs.

Significant cash and investments inflows at our holding company during the three months ended March 31, 2024:
•$8.0 million of investment income.

Significant cash outflows at our holding company during the three months ended March 31, 2024:
•$95.2 million of net share repurchase transactions,
•$33.3 million of cash dividends paid to shareholders, and
•$17.1 million of interest payments on our outstanding debt obligations.

The net unrealized losses on our holding company investment portfolio were approximately $1.2 million at March 31, 2024, and the portfolio had an effective duration of approximately 1.4 years.

MGIC did not pay dividends to our holding company in the three months ended March 31, 2024. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. In April 2024, MGIC paid a $350 million dividend to our holding company.

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at March 31, 2024. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of March 31, 2024, MGIC’s Available Assets under the PMIERs totaled approximately $5.9 billion, an excess of approximately $2.5 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.2 billion of capital credit under the PMIERs as of March 31, 2024. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	March 31, 2024	December 31, 2023
QSR Transactions	$1,093	$1,081
Home Re Transactions	851	921
Traditional XOL Transactions	230	230
Total capital credit for Reinsurance Transactions	$2,174	$2,232

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

MGIC Investment Corporation - Q1 2024 | 55

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	March 31, 2024	December 31, 2023
RIF - net (1)	$58,521	$58,832
Statutory policyholders’ surplus	708	636
Statutory contingency loss reserve	5,266	5,131
Statutory policyholders’ position	$5,974	$5,767
Risk-to-capital	9.8:1	10.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at March 31, 2024 and $1.6 billion at December 31, 2023) for which loss reserves have been established.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our Risk Factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	A3	Positive
Standard and Poor’s Rating Services	A-	Stable
A.M. Best	A-	Positive

MAC financial strength ratings
Rating Agency	Rating	Outlook
A.M. Best	A-	Positive

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MGIC Investment Corporation - Q1 2024 | 56

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section E, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is modified duration. Modified duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2024, the effective duration of our fixed income investment portfolio was 3.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2024 | 57

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings arising in the ordinary course of business may be filed or pending against us from time to time. For information about such legal proceedings, you should review Note 5 - “Litigation and Contingencies” to our consolidated financial statements and our Risk Factor titled “We are subject to the risk of legal proceedings” in Exhibit 99.

Item 1 A. Risk Factors
As of March 31, 2024, there have been no material changes in our Risk Factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended March 31, 2024.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
January 1, 2024	January 31, 2024	1,943,002	$19.47	1,943,002	$225,504,313
February 1, 2024	February 29, 2024	1,606,744	19.36	1,606,744	194,395,551
March 1, 2024	March 31, 2024	1,178,690	20.70	1,178,690	$169,991,173
		4,728,436	$19.74	4,728,436

(1)In April 2023, our Board of Directors authorized a share repurchase program under which as of March 31, 2024, we may repurchase up to an additional $170 million of our common stock through July 1, 2025. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. In April of 2024, our Board of Directors approved an additional share repurchase program, authorizing us to repurchase up to $750 million of common stock prior to December 31, 2026.

Item 5. Other Information
During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

MGIC Investment Corporation - Q1 2024 | 58

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
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and through updating of various statistical and other information †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2024 | 59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 1, 2024.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President, Chief Financial Officer and
Chief Risk Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q1 2024 | 60