Form 10-Q
period 2024-06-30
MGIC INVESTMENT CORP
filed 2024-07-31
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 26, 2024, there were 259,233,744 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q2 2024 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2024

MGIC Investment Corporation - Q2 2024 | 3

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

MGIC Investment Corporation - Q2 2024 | 4

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

MGIC Investment Corporation - Q2 2024 | 5

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

2024 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW in 2024

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
Net premiums earned minus losses incurred, net and other underwriting and operating expenses, net

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation - Q2 2024 | 6

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q2 2024 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	June 30, 2024	December 31, 2023
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2024 - $5,914,023; 2023 - $5,939,483)		$5,553,549	$5,601,540
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2024 - $236,448; 2023 - $121,539)		236,419	121,573
Equity securities, at fair value (cost 2024 - $16,084; 2023 - $16,025)		14,636	14,771
Other invested assets, at cost		1,109	850
Total investment portfolio		5,805,713	5,738,734
Cash and cash equivalents		281,788	363,666
Restricted cash and cash equivalents		6,020	6,978
Accrued investment income		60,402	58,774
Reinsurance recoverable on loss reserves	4	42,346	33,302
Reinsurance recoverable on paid losses	4	884	9,896
Premiums receivable		56,597	58,499
Home office and equipment, net		36,747	38,755
Deferred insurance policy acquisition costs		13,126	14,591
Deferred income taxes, net		90,629	79,782
Other assets		129,670	135,403
Total assets		$6,523,922	$6,538,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$477,614	$505,379
Unearned premiums		138,885	157,779
Senior notes	3	643,931	643,196
Other liabilities		146,571	160,009
Total liabilities		1,407,001	1,466,363
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2024 - 371,353; 2023 - 371,353; shares outstanding 2024 - 261,390; 2023 - 272,494)		371,353	371,353
Paid-in capital		1,795,231	1,808,113
Treasury stock at cost (shares 2024 - 109,963; 2023 - 98,859)		(1,624,791)	(1,384,293)
Accumulated other comprehensive income (loss), net of tax		(333,055)	(316,281)
Retained earnings		4,908,183	4,593,125
Total shareholders’ equity		5,116,921	5,072,017
Total liabilities and shareholders’ equity		$6,523,922	$6,538,380
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q2 2024 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	Note	2024	2023	2024	2023
Revenues:
Premiums written:
Direct		$273,337	$273,079	$548,540	$547,326
Assumed		3,353	3,017	6,769	5,768
Ceded	4	(43,212)	(44,872)	(88,031)	(91,678)
Net premiums written		233,478	231,224	467,278	461,416
Decrease in unearned premiums, net		10,050	11,587	18,894	23,410
Net premiums earned		243,528	242,811	486,172	484,826
Investment income, net of expenses		61,479	52,340	121,223	101,563
Net gains (losses) on investments and other financial instruments	7/8	(276)	(4,987)	(8,785)	(12,685)
Other revenue		546	511	1,028	936
Total revenues		305,277	290,675	599,638	574,640

Losses and expenses:
Losses incurred, net	11	(18,272)	(17,691)	(13,717)	(11,245)
Amortization of deferred insurance policy acquisition costs		2,150	2,609	4,159	5,087
Other underwriting and operating expenses, net		52,675	53,998	111,693	124,061
Interest expense		8,899	9,377	17,798	18,751
Total losses and expenses		45,452	48,293	119,933	136,654
Income before tax		259,825	242,382	479,705	437,986
Provision for income tax		55,597	51,328	101,380	92,385
Net income		$204,228	$191,054	$378,325	$345,601

Earnings per share:
Basic	6	$0.77	$0.67	$1.41	$1.20
Diluted	6	$0.77	$0.66	$1.40	$1.19

Weighted average common shares outstanding - basic	6	265,315	285,906	267,814	288,434
Weighted average common shares outstanding - diluted	6	266,872	289,566	269,990	292,125

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2024 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2024	2023	2024	2023
Net income		$204,228	$191,054	$378,325	$345,601
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	(7,459)	(30,234)	(17,851)	50,425
Benefit plan adjustments		538	846	1,077	6,199
Other comprehensive income (loss), net of tax		(6,921)	(29,388)	(16,774)	56,624
Comprehensive income (loss)		$197,307	$161,666	$361,551	$402,225

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2024 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Note	2024	2023	2024	2023
Common stock
Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,788,050	1,791,609	1,808,113	1,798,842
Reissuance of treasury stock, net under share-based compensation plans		—	—	(31,168)	(16,912)
Equity compensation		7,181	7,835	18,286	17,514
Balance, end of period		1,795,231	1,799,444	1,795,231	1,799,444

Treasury stock
Balance, beginning of period		(1,466,224)	(1,119,048)	(1,384,293)	(1,050,238)
Reissuance of treasury stock, net under share-based compensation plans		—	—	12,122	9,713
Repurchase of common stock	12	(158,567)	(73,735)	(252,620)	(152,258)
Balance, end of period		(1,624,791)	(1,192,783)	(1,624,791)	(1,192,783)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(326,134)	(395,499)	(316,281)	(481,511)
Other comprehensive income (loss), net of tax	9	(6,921)	(29,388)	(16,774)	56,624
Balance, end of period		(333,055)	(424,887)	(333,055)	(424,887)

Retained earnings
Balance, beginning of period		4,735,298	4,129,229	4,593,125	4,004,294
Net income		204,228	191,054	378,325	345,601
Cash dividends	12	(31,343)	(29,148)	(63,267)	(58,760)
Balance, end of period		4,908,183	4,291,135	4,908,183	4,291,135

Total shareholders’ equity		$5,116,921	$4,844,262	$5,116,921	$4,844,262

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2024 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$378,325	$345,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,969	19,372
Deferred tax expense (benefit)	4,508	(1,065)
Equity compensation	18,286	17,514
Net (gains) losses on investments and other financial instruments	8,785	12,685
Change in certain assets and liabilities:
Accrued investment income	(1,628)	12
Reinsurance recoverable on loss reserves	(9,044)	(6,235)
Reinsurance recoverable on paid losses	9,012	17,841
Premiums receivable	1,902	934
Deferred insurance policy acquisition costs	1,465	2,162
Loss reserves	(27,765)	(27,307)
Unearned premiums	(18,894)	(23,410)
Return premium accrual	(5,700)	(2,300)
Current income taxes	26,993	7,846
Other, net	(37,439)	(6,702)	(1)
Net cash provided by (used in) operating activities	359,775	356,948

Cash flows from investing activities:
Purchases of investments	(737,607)	(830,773)
Proceeds from sales of investments	12,841	269,728
Proceeds from maturity of fixed income securities	616,633	404,546
Proceeds from sale of equipment	—	142
Additions to property and equipment	(279)	(671)
Net cash provided by (used in) investing activities	(108,412)	(157,028)

Cash flows from financing activities:
Repurchase of common stock	(251,217)	(150,192)
Dividends paid	(63,936)	(58,718)
Payment of withholding taxes related to share-based compensation net share settlement	(19,046)	(7,199)
Net cash provided by (used in) financing activities	(334,199)	(216,109)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(82,836)	(16,189)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	370,644	332,913
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$287,808	$316,724
(1) Amounts have been reclassified to conform to the current year presentation
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q2 2024 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of June 30, 2024, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q2 2024 | 13

Note 2. Significant Accounting Policies
Prospective accounting and reporting developments
Relevant new amendments to accounting standards, which are not yet effective or adopted.

Improvements to Income Tax Disclosures: ASU 2023-09
In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. Income tax disclosures will require consistent categories and greater disaggregations of information in the rate reconciliation and disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impacts the adoption of this guidance will have on our disclosures, but do not expect it will have a material impact.

Note 3. Debt
Debt obligations
The aggregate carrying value of our 5.25% Senior Notes (“5.25% Notes”) and the par value as of June 30, 2024 and December 31, 2023 is presented in table 3.1 below.

Long-term debt obligation, carrying value
Table	3.1
(In thousands)		June 30, 2024	December 31, 2023
5.25% Notes, due August 2028 (par value: $650 million)		$643,931	$643,196

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information pertaining to our debt obligation. As of June 30, 2024 we are in compliance with our debt covenants.

Interest payments
Interest payments for the six months ended June 30, 2024 and 2023 were $17.1 million and $18.0 million.

MGIC Investment Corporation - Q2 2024 | 14

Note 4. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) transactions and excess-of-loss (“XOL”) transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2024	2023	2024	2023
Premiums earned:
Direct		$283,363	$284,636	$567,384	$570,670
Assumed		3,377	3,047	6,819	5,834
Ceded - quota share reinsurance (1)		(26,643)	(27,442)	(55,358)	(57,319)
Ceded - excess-of-loss reinsurance		(16,569)	(17,430)	(32,673)	(34,359)
Total ceded		(43,212)	(44,872)	(88,031)	(91,678)
Net premiums earned		$243,528	$242,811	$486,172	$484,826

Losses incurred:
Direct		$(14,196)	$(15,706)	$(3,217)	$(4,583)
Assumed		(46)	(31)	(17)	(27)
Ceded - quota share reinsurance		(4,030)	(1,954)	(10,483)	(6,635)
Losses incurred, net		$(18,272)	$(17,691)	$(13,717)	$(11,245)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$27,301	$34,809	$51,885	$66,520
Ceding commission on quota share reinsurance		10,789	12,450	21,449	24,768
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

Each of our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratio caps of 200%.

Table 4.2 below provides additional detail regarding our QSR Transactions.

Quota Share Reinsurance
Table	4.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 and 2021 QSR		2021	17.5%	61.9%	December 31, 2032
2021 QSR and 2022 QSR		2021	12.5%	57.5%	December 31, 2032
2021 QSR and 2022 QSR		2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR		2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
2023 QSR		2023	10.0%	58.5%	December 31, 2034
2024 QSR		2024	30.0%	56.0%	'December 31, 2035
Credit Union QSR		2020-2025	65.0%	50.0%	December 31, 2039
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

MGIC Investment Corporation - Q2 2024 | 15

Table 4.3 provides additional details regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 4.2 to the percentage shown in table 4.3.

Quota Share Reinsurance
Table	4.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	December 31, 2024	July 1, 2024	14.5% or 12%
2021 QSR and 2022 QSR	2021	December 31, 2024	July 1, 2024	10.5% or 8%
2021 QSR and 2022 QSR	2022	December 31, 2024	July 1, 2024	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024	July 1, 2024	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	July 1, 2024	12.5% or 10%
2023 QSR	2023	December 31, 2025	July 1, 2024	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
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

The reinsurance recoverable on loss reserves related to our QSR Transactions was $42.3 million as of June 30, 2024 and $33.3 million as of December 31, 2023. The reinsurance recoverable balance is secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

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

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of June 30, 2024, a "Trigger Event" has occurred on our Home Re 2019-1 ILN transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each

MGIC Investment Corporation - Q2 2024 | 16

transaction. A “Trigger Event” has also occurred on the Home Re 2023-1 transaction because the target level of credit enhancement on the most senior tranche has not been met.

In January 2024, we exercised our optional call feature to terminate the reinsurance agreement with Home Re 2020-1, Ltd. In connection with the termination, the insurance linked notes issued by Home Re 2020-1 Ltd. were redeemed in full.

Table 4.4a, 4.4b, and 4.4c provide a summary of our XOL Transactions as of June 30, 2024 and December 31, 2023. Tables 4.4b and 4.4c exclude the 2024 Traditional XOL which is still in its fill up period.

Excess of Loss Reinsurance
Table 4.4a
($ in thousands)	Issue Date	Policy In force Dates	Optional Call Date (1)	Legal Maturity
2024 Traditional XOL (2)	April 1, 2024	January 1, 2024 - December 31, 2024	January 1, 2030	10 years
2023 Traditional XOL	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years
Home Re 2023-1, Ltd.	October 23, 2023	June 1, 2022 - August 31, 2023	October 25, 2028	10 years
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years
Home Re 2019-1, Ltd.	May 25, 2019	January 1, 2018 - March 31, 2019	May 25, 2026	10 years
Home Re 2018-1, Ltd.	October 30, 2018	July 1, 2016 - December 31, 2017	October 25, 2025	10 years
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
(2) The 2024 Traditional XOL Transaction provides up to $187 million of reinsurance coverage on eligible NIW in 2024.

Excess of Loss Reinsurance
Table 4.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	June 30, 2024	December 31, 2023
2023 Traditional XOL	$70,578	$70,544	$70,578
2022 Traditional XOL	82,523	81,999	82,346
Home Re 2023-1, Ltd.	272,961	272,850	272,961
Home Re 2022-1, Ltd.	325,589	323,797	325,001
Home Re 2021-2, Ltd.	190,159	189,007	189,403
Home Re 2021-1, Ltd.	211,159	210,376	210,831
Home Re 2020-1, Ltd.	275,283	—	261,280
Home Re 2019-1, Ltd.	185,730	182,464	182,722
Home Re 2018-1, Ltd.	168,691	164,108	164,335

Table 4.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 6/30/2024 (2)	June 30, 2024	December 31, 2023
2023 Traditional XOL	$96,942	N/A	N/A	$95,034	$96,942
2022 Traditional XOL	142,642	N/A	N/A	136,629	142,642
Home Re 2023-1, Ltd.	330,277	97%	97%	330,277	330,277
Home Re 2022-1, Ltd.	473,575	100%	100%	368,553	420,731
Home Re 2021-2, Ltd. (3)	398,429	100%	79%	162,140	173,960
Home Re 2021-1, Ltd. (3)	398,848	100%	83%	117,564	117,982
Home Re 2020-1, Ltd.	412,917	100%	—%	—	41,846
Home Re 2019-1, Ltd. (3)	315,739	100%	10%	21,039	21,039
Home Re 2018-1, Ltd.	318,636	100%	100%	38,998	69,762
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.
(3)The funding percentage on the 2021-1, 2021-2, and 2019-1 were reduced from 100% after the tender offers were conducted in the fourth quarter of 2023.

MGIC Investment Corporation - Q2 2024 | 17

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at June 30, 2024 and December 31, 2023, were not material to our consolidated balance sheet and the change in fair value during the three and six months ended June 30, 2024 and June 30, 2023 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of June 30, 2024, and December 31, 2023, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.5 presents the total assets of the Home Re Entities as of June 30, 2024 and December 31, 2023.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		June 30, 2024	December 31, 2023

Home Re 2023-1 Ltd.		$330,277	$330,277
Home Re 2022-1 Ltd.		378,663	427,279
Home Re 2021-2 Ltd.		165,994	174,431
Home Re 2021-1 Ltd.		117,633	118,043
Home Re 2020-1 Ltd.		—	41,846
Home Re 2019-1 Ltd.		21,039	21,039
Home Re 2018-1 Ltd.		47,439	73,872

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

MGIC Investment Corporation - Q2 2024 | 18

Note 5. Litigation and Contingencies
We operate in a highly regulated industry that is subject to the risk of litigation and regulatory proceedings, including related to our claims paying practices. From time to time, we are involved in disputes and legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course disputes and legal proceedings will not have a material adverse effect on our financial condition or results of operations.
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

MGIC Investment Corporation - Q2 2024 | 19

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)		2024	2023	2024	2023
Basic earnings per share:
Net income		$204,228	$191,054	$378,325	$345,601
Weighted average common shares outstanding - basic		265,315	285,906	267,814	288,434
Basic earnings per share		$0.77	$0.67	$1.41	$1.20

Diluted earnings per share:
Net income		$204,228	$191,054	$378,325	$345,601
Interest expense, net of tax: (1)
9% Debentures		—	375	—	750
Diluted income available to common shareholders		$204,228	$191,429	$378,325	$346,351

Weighted average common shares outstanding - basic		265,315	285,906	267,814	288,434
Effect of dilutive securities:
Unvested RSUs		1,557	2,016	2,176	2,047
9% Debentures		—	1,644	—	1,644
Weighted average common shares outstanding - diluted		266,872	289,566	269,990	292,125
Diluted earnings per share		$0.77	$0.66	$1.40	$1.19
(1) Interest expense has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q2 2024 | 20

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at June 30, 2024 and December 31, 2023 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of June 30, 2024
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$270,158	$66	$(6,311)	$263,913
Obligations of U.S. states and political subdivisions		2,068,272	2,141	(197,033)	1,873,380
Corporate debt securities		2,654,262	7,893	(130,214)	2,531,941
ABS		174,794	1,098	(2,020)	173,872
RMBS		381,258	2,459	(25,400)	358,317
CMBS		275,559	26	(12,759)	262,826
CLOs		291,461	542	(275)	291,728
Foreign government debt		4,487	—	(717)	3,770
Commercial paper		30,220	1	—	30,221
Total fixed income securities		$6,150,471	$14,226	$(374,729)	$5,789,968

Details of fixed income securities by category as of December 31, 2023
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,995	$51	$(6,364)	$161,682
Obligations of U.S. states and political subdivisions		2,092,754	5,159	(189,835)	1,908,078
Corporate debt securities		2,626,401	17,391	(128,211)	2,515,581
ABS		173,256	1,292	(3,275)	171,273
RMBS		347,132	4,297	(20,656)	330,773
CMBS		293,204	5	(15,752)	277,457
CLOs		327,467	37	(1,408)	326,096
Foreign government debt		4,486	—	(643)	3,843
Commercial paper		28,327	3	—	28,330
Total fixed income securities		$6,061,022	$28,235	$(366,144)	$5,723,113
We had $12.1 million and $12.2 million of investments at fair value on deposit with various states as of June 30, 2024 and December 31, 2023, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, insurance subsidiaries of MGIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $197.9 million and $156.9 million at June 30, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q2 2024 | 21

The amortized cost and fair values of fixed income securities at June 30, 2024, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		June 30, 2024
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$724,100	$718,932
Due after one year through five years		1,549,563	1,498,402
Due after five years through ten years		1,797,579	1,670,721
Due after ten years		956,157	815,170
		5,027,399	4,703,225

ABS		174,794	173,872
RMBS		381,258	358,317
CMBS		275,559	262,826
CLOs		291,461	291,728
Total		$6,150,471	$5,789,968

Equity securities
The cost and fair value of investments in equity securities at June 30, 2024 and December 31, 2023 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of June 30, 2024
Table	7.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,084	$3	$(1,451)	$14,636

Details of equity security investments as of December 31, 2023
Table	7.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,025	$5	$(1,259)	$14,771

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2024	2023	2024	2023

Fixed income securities
Gains on sales		425	107	480	166
Losses on sales		(1,262)	(6,415)	(6,747)	(10,548)
Equity securities gains (losses)
Changes in fair value		(92)	(164)	(195)	196
Change in embedded derivative on Home Re Transactions		646	1,497	(2,330)	(2,479)
Other
Gains (losses) on sales		16	(6)	17	—
Market adjustment		(9)	(6)	(10)	(20)
Net gains (losses) on investments and other financial instruments		(276)	(4,987)	(8,785)	(12,685)

Proceeds from sales of fixed income securities		—	236,777	14,886	268,958

MGIC Investment Corporation - Q2 2024 | 22

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at June 30, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of June 30, 2024
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$77,946	$(159)	$100,540	$(6,152)	$178,486	$(6,311)
Obligations of U.S. states and political subdivisions		433,539	(3,733)	1,340,359	(193,300)	1,773,898	(197,033)
Corporate debt securities		704,646	(8,593)	1,362,682	(121,621)	2,067,328	(130,214)
ABS		53,203	(987)	40,590	(1,033)	93,793	(2,020)
RMBS		78,939	(4,990)	172,749	(20,410)	251,688	(25,400)
CMBS		2,767	(25)	261,570	(12,734)	264,337	(12,759)
CLOs		19,870	(274)	16,929	(1)	36,799	(275)
Foreign government debt		—	—	3,770	(717)	3,770	(717)
Total		$1,370,910	$(18,761)	$3,299,189	$(355,968)	$4,670,099	$(374,729)

Unrealized loss aging for securities by type and length of time as of December 31, 2023
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$26,550	$(75)	$98,359	$(6,289)	$124,909	$(6,364)
Obligations of U.S. states and political subdivisions		275,727	(3,622)	1,200,533	(186,213)	1,476,260	(189,835)
Corporate debt securities		270,956	(6,060)	1,604,021	(122,151)	1,874,977	(128,211)
ABS		41,549	(1,234)	62,611	(2,041)	104,160	(3,275)
RMBS		44,867	(872)	176,349	(19,784)	221,216	(20,656)
CMBS		35,249	(391)	244,216	(15,361)	279,465	(15,752)
CLOs		—	—	274,729	(1,408)	274,729	(1,408)
Foreign government debt		—	—	3,843	(643)	3,843	(643)
Total		$694,898	$(12,254)	$3,664,661	$(353,890)	$4,359,559	$(366,144)

There were 1,188 and 1,021 securities in an unrealized loss position at June 30, 2024 and December 31, 2023, respectively. Based on current facts and circumstances, we believe the unrealized losses as of June 30, 2024 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at June 30, 2024 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q2 2024 | 23

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

MGIC Investment Corporation - Q2 2024 | 24

Assets measured at fair value, by hierarchy level, as of June 30, 2024 and December 31, 2023 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of June 30, 2024
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$263,913	$212,375	$51,538
Obligations of U.S. states and political subdivisions		1,873,380	—	1,873,380
Corporate debt securities		2,531,941	—	2,531,941
ABS		173,872	—	173,872
RMBS		358,317	—	358,317
CMBS		262,826	—	262,826
CLOs		291,728	—	291,728
Foreign government debt		3,770	—	3,770
Commercial paper		30,221	—	30,221
Total fixed income securities		5,789,968	212,375	5,577,593
Equity securities		14,636	14,636	—
Cash equivalents (1)		283,185	203,570	79,615
Total		$6,087,789	$430,581	$5,657,208

Assets carried at fair value by hierarchy level as of December 31, 2023
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$161,682	$95,828	$65,854
Obligations of U.S. states and political subdivisions		1,908,078	—	1,908,078
Corporate debt securities		2,515,581	—	2,515,581
ABS		171,273	—	171,273
RMBS		330,773	—	330,773
CMBS		277,457	—	277,457
CLOs		326,096	—	326,096
Foreign government debt		3,843	—	3,843
Commercial paper		28,330	—	28,330
Total fixed income securities		5,723,113	95,828	5,627,285
Equity securities		14,771	14,771	—
Cash equivalents (1)		367,517	367,301	216
Total		$6,105,401	$477,900	$5,627,501
(1) Includes restricted cash equivalents
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At June 30, 2024 and December 31, 2023, the fair value of the embedded derivatives was an asset of less than $0.1 million and an asset of $2.4 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the six months ended June 30, 2024, and 2023, purchases of real estate acquired were $2.3 million and $0.1 million, respectively. For the six months ended June 30, 2024, and 2023, sales of real estate acquired were $0.5 million and $1.2 million, respectively.

MGIC Investment Corporation - Q2 2024 | 25

Financial assets and liabilities not measured at fair value
Other invested assets include an investment in FHLB stock that is carried at cost, which due to restrictions that require it to be redeemed or sold only to the security issuer at par value, approximates fair value. The fair value of other invested assets is categorized as Level 2.
Financial liabilities include our outstanding debt obligation. The fair value of our 5.25% Notes was based on observable market prices and is categorized as level 2.
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at June 30, 2024 and December 31, 2023.

Financial assets and liabilities not measured at fair value
Table	8.2
		June 30, 2024		December 31, 2023
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$850	$850

Financial liabilities
5.25% Senior Notes		643,931	633,939	643,196	634,498

MGIC Investment Corporation - Q2 2024 | 26

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2024	2023	2024	2023
Net unrealized investment (losses) gains arising during the period		$(9,442)	$(38,270)	$(22,596)	$63,829
Total income tax benefit (expense)		1,983	8,036	4,745	(13,404)
Net of tax		(7,459)	(30,234)	(17,851)	50,425

Net changes in benefit plan assets and obligations		681	1,071	1,363	7,847
Total income tax benefit (expense)		(143)	(225)	(286)	(1,648)
Net of tax		538	846	1,077	6,199

Total other comprehensive income (loss)		$(8,761)	(37,199)	(21,233)	71,676
Total income tax benefit (expense)		1,840	7,811	4,459	(15,052)
Total other comprehensive income (loss), net of tax		$(6,921)	$(29,388)	$(16,774)	$56,624

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)		2024	2023	2024	2023
Reclassification adjustment for net realized (losses) gains(1)		$(2,061)	$(5,771)	$(12,034)	$(9,935)
Income tax benefit (expense)		433	1,212	2,527	2,086
Net of tax		(1,628)	(4,559)	(9,507)	(7,849)

Reclassification adjustment related to benefit plan assets and obligations (2)		(681)	(1,071)	(1,363)	(10,003)
Income tax benefit (expense)		143	225	286	2,101
Net of tax		(538)	(846)	(1,077)	(7,902)

Total reclassifications		(2,742)	(6,842)	(13,397)	(19,938)
Income tax benefit (expense)		576	1,437	2,813	4,187
Total reclassifications, net of tax		$(2,166)	$(5,405)	$(10,584)	$(15,751)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the six months ended June 30, 2024, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Six Months Ended June 30, 2024
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2023, net of tax		$(266,948)	$(49,333)	$(316,281)
Other comprehensive income (loss) before reclassifications		(27,358)	—	(27,358)
Less: Amounts reclassified from AOCI		(9,507)	(1,077)	(10,584)
Balance, June 30, 2024, net of tax		$(284,799)	$(48,256)	$(333,055)

MGIC Investment Corporation - Q2 2024 | 27

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
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and six months ended June 30, 2024 and 2023.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2024	2023	2024	2023
Company service cost		$—	$—	$417	$362
Interest cost		3,247	3,299	375	418
Expected return on plan assets		(3,644)	(3,425)	(2,494)	(2,054)
Amortization of:
Net actuarial losses (gains)		523	530	(380)	(11)
Prior service cost (credit)		86	86	453	466
Cost of settlements and curtailments		—	1,000	—	—
Net periodic benefit cost (benefit)		$212	$1,490	$(1,629)	$(819)

Components of net periodic benefit cost
Table	10.2
		Six Months Ended June 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2024	2023	2024	2023
Company service cost		$—	$—	$834	$748
Interest cost		6,494	6,981	750	816
Expected return on plan assets		(7,288)	(7,006)	(4,988)	(4,117)
Amortization of:
Net actuarial losses (gains)		1,046	1,127	(760)	(75)
Prior service cost (credit)		172	172	906	931
Cost of settlements and curtailments		—	8,847	—	—
Net periodic benefit cost (benefit)		$424	$10,121	$(3,258)	$(1,697)

In the first quarter of 2024, we made a contribution to our qualified pension plan of $23.0 million.

MGIC Investment Corporation - Q2 2024 | 28

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of June 30, 2024, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $15 million.

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

Losses incurred on delinquencies that occurred in the current year increased for the six months ended June 30, 2024, compared to the same period last year. The increase is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies reported.

For the six months ended June 30, 2024 and June 30, 2023 we experienced favorable loss development of $116.3 million and $100.7 million, respectively, on previously received delinquencies. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation - Q2 2024 | 29

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the six months ended June 30, 2024 and 2023.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Six Months Ended June 30,
(In thousands)		2024	2023
Reserve at beginning of period		$505,379	$557,988
Less reinsurance recoverable		33,302	28,240
Net reserve at beginning of period		472,077	529,748

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		102,553	89,465
Prior years (1)		(116,270)	(100,710)
Total losses incurred		(13,717)	(11,245)

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		52	25
Prior years		23,040	22,272
Total losses paid		23,092	22,297
Net reserve at end of period		435,268	496,206
Plus reinsurance recoverable		42,346	34,475
Reserve at end of period		$477,614	$530,681
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The prior year loss reserve development for the six months ended June 30, 2024 and 2023 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Six Months Ended June 30,
(In thousands)		2024	2023
Increase (decrease) in estimated claim rate on primary defaults		$(101,008)	$(99,148)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(15,262)	(1,562)
Total prior year loss development (1)		$(116,270)	$(100,710)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets were $15.4 million and $21.1 million at June 30, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q2 2024 | 30

Note 12. Shareholders’ Equity
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the six months ended June 30, 2024, we repurchased 12.3 million shares for $250.3 million, which included commissions. In 2023, we repurchased approximately 21.7 million shares of our common stock for $340.6 million, which included commissions. At June 30, 2024, we had remaining authorization to repurchase $773 million remaining under our existing share repurchase programs. Through July 26, 2024, we repurchased an additional 2.2 million shares totaling $49.0 million under the remaining authorization through December 31, 2026.

Cash dividends
In the first and second quarters of 2024, we paid quarterly cash dividends of $0.115 per share which totaled $63.3 million. On July 25, 2024, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share payable on August 22, 2024, to shareholders of record on August 8, 2024.

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
			Six months ended June 30,
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

MGIC Investment Corporation - Q2 2024 | 31

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

At June 30, 2024, MGIC’s risk-to-capital ratio was 10.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the financial requirements of the PMIERs, MGIC may terminate the reinsurance agreements without penalty.

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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Six Months Ended June 30,
(In thousands)	2024	2023
Statutory net income	$175,577	$135,182
Statutory policyholders' surplus	468,757	778,893
Contingency loss reserves	5,450,485	4,936,541

MGIC Investment Corporation - Q2 2024 | 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the second quarter of 2024. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q2 2024 | 33

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share data, unaudited)	2024	2023	% Change	2024	2023	% Change
Selected statement of operations data
Net premiums earned	$243,528	$242,811	0	$486,172	$484,826	0
Investment income, net of expenses	61,479	52,340	17	121,223	101,563	19
Losses incurred, net	(18,272)	(17,691)	3	(13,717)	(11,245)	22
Other underwriting and operating expenses, net	52,675	53,998	(2)	111,693	124,061	(10)
Income before tax	259,825	242,382	7	479,705	437,986	10
Provision for income taxes	55,597	51,328	8	101,380	92,385	10
Net income (1)	204,228	191,054	7	378,325	345,601	9
Diluted income per share	$0.77	$0.66	17	$1.40	$1.19	18

Non-GAAP Financial Measures (2)
Adjusted pre-tax operating income	$260,647	$248,696	5	$485,956	$448,368	8
Adjusted net operating income	204,877	196,042	5	383,263	353,803	8
Adjusted net operating income per diluted share	$0.77	$0.68	13	$1.42	$1.21	17
(1) May not foot due to rounding.
(2) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of second quarter 2024 results
Comparative quarterly results
We recorded second quarter 2024 net income of $204.2 million, or $0.77 per diluted share. Net income increased by $13.2 million from net income of $191.1 million, or $0.66 per diluted share, in the prior year. The increase is primarily due an increase in investment income, net of expenses. This was offset partially by an increase in provision for income taxes. Diluted income per share increased primarily due to an increase in net income and a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the second quarter 2024 was $204.9 million (Q2 2023: $196.0 million) and adjusted net operating income per diluted share was $0.77 (Q2 2023: $0.68). The increase in adjusted net operating income primarily reflects an increase in net income. The increase in adjusted net operating income per diluted share primarily reflects an increase in adjusted net operating income and a decrease in the number of diluted weighted shares outstanding.

Net investment income in the three months ended June 30, 2024, was $61.5 million, compared with $52.3 million, in the prior year. The increase in net investment income was due to an increase of 52 basis points in the average investment yields.

The increase in our provision for income taxes in the second quarter of 2024 as compared to the same period in the prior year was primarily due to an increase in income before tax.

Comparative year to date results
We recorded net income of $378.3 million, or $1.40 per diluted share. Net income increased by $32.7 million from net income of $345.6 million, or $1.19 per diluted share in the prior year. The increase is primarily due to an increase in investment income, net of expenses, and a decrease in other underwriting and operating expenses, net. This was partially offset by an increase in provision for income taxes. Diluted income per share increased primarily due to an increase in net income and a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the six months ended June 30, 2024, was $383.3 million (2023: $353.8 million) and adjusted net operating income per diluted share was $1.42 (2023: $1.21). The increase in adjusted net operating income primarily reflects an increase in net income. The increase in adjusted net operating income per diluted share primarily reflects an increase in adjusted net operating income and a decrease in the number of diluted weighted average shares outstanding.

Net investment income in the six months ended June 30, 2024, was $121.2 million, compared with $101.6 million in the prior year. The increase in net investment income was due to an increase of 55 bps in the average investment yields.

Underwriting and other expenses, net in the six months ended June 30, 2024 were $111.7 million, compared with $124.1 million for the same period last year. The decrease in underwriting and other expenses, net during the six months ended June 30, 2024 was primarily due to a decrease in pension expenses and a decrease in expenses related to professional and consulting services. Pension expenses were higher for the six months ended June 30, 2023 due to settlement accounting charges.

MGIC Investment Corporation - Q2 2024 | 34

The increase in our provision for income taxes through June 30, 2024, as compared to the same period in the prior year was primarily due to an increase in income before tax.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2024, MGIC can pay $64 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the six months ended June 30, 2024, and 2023, we made dividend payments to the holding company of $350 million and $300 million respectively. Future dividend payments to the holding company will continue to be determined in consultation with the board and after considering any updated estimates about our business, subject to regulatory approval.

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the six months ended June 30, 2024, and for the full year of 2023, we repurchased 12.3 million and 21.7 million shares of common stock, using approximately $250.3 million and $340.6 million of holding company resources, respectively. As of June 30, 2024, we had $773.4 million of available authorization under our existing share repurchase programs. Under our April 2023 repurchase program, we have $23.4 million in remaining authorization through July 1, 2025. Under our April 2024 repurchase program we may repurchase an additional $750 million of common stock prior to December 31, 2026. As of June 30, 2024, we had approximately 261 million shares of common stock outstanding.

Dividends to shareholders
In the first and second quarters of 2024, we paid quarterly cash dividends of $0.115 per share which totaled $63.3 million. On July 25, 2024, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share to shareholders of record on August 8, 2024.

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

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our interpretation of the PMIERs as of June 30, 2024, MGIC’s Available Assets totaled $5.8 billion, or $2.4 billion in excess of its Minimum Required Assets.

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

MGIC Investment Corporation - Q2 2024 | 35

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

At June 30, 2024, MGIC’s risk-to-capital ratio was 10.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

The NAIC established a Mortgage Guaranty Insurance Working Group to determine and make recommendations to the NAIC’s Financial Condition Committee as to what, if any, changes to make to the solvency and other regulations relating to mortgage guaranty insurers. A draft of a revised Mortgage Guaranty Insurance Model Act was adopted by the Financial Condition Committee in July 2023 and by the Executive Committee and Plenary NAIC in August 2023. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current MI regulations with the Model Act, though it is expected that some changes will be made before final adoption.

At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.
Factors affecting our results
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions, such as interest rates, home prices, housing demand, level of employment, inflation, pandemics, restrictions and costs on mortgage credit, and other factors. For additional information on how our business may be impacted see our Risk Factor titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.”

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

MGIC Investment Corporation - Q2 2024 | 36

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

MGIC Investment Corporation - Q2 2024 | 37

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
•Equity securities. Investment gains and losses reflect the periodic change in fair value.
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

MGIC Investment Corporation - Q2 2024 | 38

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

MGIC Investment Corporation - Q2 2024 | 39

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

MGIC Investment Corporation - Q2 2024 | 40

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended June 30,
	2024			2023
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$259,825	55,597	$204,228	$242,382	51,328	$191,054
Adjustments:
Net realized investment (gains) losses	822	173	649	6,314	1,326	4,988
Adjusted pre-tax operating income / Adjusted net operating income	$260,647	$55,770	$204,877	$248,696	$52,654	$196,042

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			266,872			289,566

Net income per diluted share			$0.77			$0.66
Net realized investment (gains) losses			—			0.02
Adjusted net operating income per diluted share			$0.77			$0.68

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Six Months Ended June 30,
	2024			2023
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$479,705	$101,380	$378,325	$437,986	$92,385	$345,601
Adjustments:
Net realized investment (gains) losses	6,251	1,313	4,938	10,382	2,180	8,202
Adjusted pre-tax operating income / Adjusted net operating income	$485,956	$102,693	$383,263	$448,368	$94,565	$353,803

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			269,990			292,125

Net income per diluted share			$1.40			$1.19
Net realized investment (gains) losses			0.02			0.03
Adjusted net operating income per diluted share			$1.42			$1.21	(1)
(1) Does not foot due to rounding.

MGIC Investment Corporation - Q2 2024 | 41

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

NIW for the second quarter of 2024 was $13.5 billion (Q2 2023: $12.4 billion) and $22.6 billion for the six months ended June 30, 2024 (YTD June 30, 2023: $20.6 billion). The increase reflects a higher expected market position in the current year compared with the same period in the prior year. For the full year, we expect our 2024 NIW to be slightly higher than 2023.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

The following tables present characteristics of our primary NIW for the three and six months ended June 30, 2024 and 2023.

Primary NIW by FICO score
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2024	2023	2024	2023
760 and greater	50.1%	51.0%	51.4%	48.5%
740 - 759	17.7%	18.3%	17.4%	18.6%
720 - 739	13.7%	12.7%	13.5%	13.5%
700 - 719	9.2%	8.8%	8.9%	9.4%
680 - 699	5.2%	5.0%	5.0%	5.4%
660 - 679	2.7%	2.9%	2.5%	2.9%
640 - 659	0.9%	0.8%	0.8%	1.2%
639 and less	0.5%	0.5%	0.5%	0.5%

Primary NIW by loan-to-value
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2024	2023	2024	2023
95.01% and above	13.9%	11.4%	14.5%	11.8%
90.01% to 95.00%	47.9%	47.1%	46.7%	47.0%
85.01% to 90.00%	26.7%	30.4%	27.6%	30.0%
80.01% to 85.00%	11.5%	11.1%	11.2%	11.2%

Primary NIW by debt-to-income ratio
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2024	2023	2024	2023
45.01% and above	29.2%	23.6%	28.7%	23.3%
38.01% to 45.00%	32.1%	31.2%	32.0%	32.1%
38.00% and below	38.7%	45.2%	39.3%	44.6%

Primary NIW by policy payment type
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2024	2023	2024	2023
Monthly premiums	97.5%	97.0%	97.1%	96.7%
Single premiums	2.5%	3.0%	2.9%	3.3%
Annual premiums	0.0%	0.0%	0.0%	0.0%

MGIC Investment Corporation - Q2 2024 | 42

Primary NIW by type of mortgage
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2024	2023	2024	2023
Purchases	98.4%	98.2%	98.1%	98.0%
Refinances	1.6%	1.8%	1.9%	2.0%

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

Primary NIW by number of attributes discussed above
	Three Months Ended June 30,		Six Months Ended June 30,
(% of primary NIW)	2024	2023	2024	2023
One	36.2%	31.6%	36.5%	32.0%
Two or more	5.5%	3.7%	5.1%	3.8%

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

Annual Persistency
Our annual persistency was 85.4% at June 30, 2024 compared to 86.1% at December 31, 2023 and 85.9% at June 30, 2023. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

IIF and RIF
	Three Months Ended June 30,		Six Months Ended June 30,
(In billions)	2024	2023	2024	2023
NIW	$13.5	$12.4	$22.6	$20.6
Cancellations	(12.8)	(12.3)	(24.5)	(23.4)
Increase (decrease) in primary IIF	$0.7	$0.1	$(1.9)	$(2.8)

Direct primary IIF as of June 30,	$291.6	$292.5	$291.6	$292.5
Direct primary RIF as of June 30,	$77.3	$76.4	$77.3	$76.4
Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of June 30, 2024, loans associated with modification programs accounted for 3.4% of our total RIF, compared to 3.6% at December 31, 2023. Loans associated with 88.3% of all our modifications were current as of June 30, 2024.

MGIC Investment Corporation - Q2 2024 | 43

The following table sets forth certain statistics associated with our primary IIF and RIF as of June 30, 2024:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.2	0.4%	$0.3	0.4%	7.4%	12.2%	—%	NM
2005-2008	9.4	3.2%	2.5	3.2%	7.0%	9.5%	—%	3.9%
2009-2019	31.2	10.7%	8.3	10.7%	4.3%	3.3%	—%	8.0%
2020	44.5	15.4%	11.9	15.3%	3.2%	1.2%	5.1%	39.0%
2021	78.5	26.9%	21.0	27.2%	3.1%	1.4%	30.1%	66.6%
2022	63.1	21.6%	16.8	21.8%	4.9%	1.4%	30.6%	85.1%
2023	42.3	14.5%	11.0	14.2%	6.6%	0.6%	26.6%	92.0%
2024	21.3	7.3%	5.6	7.2%	6.8%	0.1%	30.4%	98.5%
Total	$291.6		$77.3
(1)May not foot due to rounding
(2)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $233 million ($179 million on pool policies with aggregate loss limits and $54 million on pool policies without aggregate loss limits) at June 30, 2024 compared to $256 million ($186 million on pool policies with aggregate loss limits and $70 million on pool policies without aggregate loss limits) at December 31, 2023. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $389 million and $310 million as of June 30, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q2 2024 | 44

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and six months ended June 30, 2024 and 2023.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Net premiums written	$233,478	$231,224	1	$467,278	$461,416	1

Net premiums earned	$243,528	$242,811	0	$486,172	$484,826	0
Investment income, net of expenses	$61,479	$52,340	17	$121,223	$101,563	19
Net gains (losses) on investments and other financial instruments	$(276)	$(4,987)	(94)	$(8,785)	$(12,685)	(31)
Other revenue	$546	$511	7	$1,028	$936	10
Total revenues	$305,277	$290,675	5	$599,638	$574,640	4

Net premiums written and earned
Comparative quarterly and year to date results
Premiums earned for the three and six months ended June 30, 2024 were $243.5 million and $486.2 million, respectively, compared with $242.8 million and $484.8 million, for the same periods last year. Net premiums written for three and six months ended June 30, 2024 were $233.5 million and $467.3 million, respectively, compared with $231.2 million and $461.4 million, respectively, for the same periods last year.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three and six months ended June 30, 2024 and June 30, 2023.

Premium Yield

		Three Months Ended June 30,		Six Months Ended June 30,
(in basis points)		2024	2023	2024	2023
In force portfolio yield	(1)	38.4	38.6	38.3	38.6
Premium refunds		0.2	(0.1)	0.1	(0.1)
Accelerated earnings on single premium policies		0.3	0.4	0.3	0.3
Total direct premium yield		38.9	38.9	38.7	38.8
Ceded premiums earned, net of profit commission and assumed premiums	(2)	(5.5)	(5.7)	(5.5)	(5.8)
Net premium yield		33.4	33.2	33.2	33.0
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps for the six months ended June 30, 2024 compared to 0.4 bps for the six months ended June 30, 2023.

The following provides more detail on the key drivers of our net premium yield:

In force Portfolio Yield
è
The yield on our current IIF is impacted by the premium rates on our IIF. Premium rates are generally affected by risk characteristics on our NIW, the amount of capital we are required to hold, and competition in the industry.

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

MGIC Investment Corporation - Q2 2024 | 45

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

The following table provides information related to our QSR Transactions for each of the three and six months ended and as of June 30, 2024 and June 30, 2023.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023

Ceded premiums written and earned, net of profit commission	$26,643	$27,442	$55,358	$57,319
% of direct premiums written	10%	10%	10%	10%
% of direct premiums earned	9%	10%	10%	10%
Profit commission	$27,301	$34,809	$51,885	$66,520
Ceding commissions	$10,789	$12,450	$21,449	$24,768
Ceded losses incurred	$4,030	$1,954	$10,483	$6,635

	As of June 30,
Mortgage insurance portfolio:	2024	2023
Ceded RIF (Dollars in millions)
2020 QSR	—	3,605
2021 QSR	5,649	6,462
2022 QSR	4,492	4,853
2023 QSR	2,295	1,093
2024 QSR	1,497	—
Credit Union QSR	2,711	2,446
Total ceded RIF	$16,644	$18,459

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

We terminated our 2020 QSR Transaction effective December 31, 2023.

MGIC Investment Corporation - Q2 2024 | 46

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NIW subject to QSR Transactions	86.9%	87.5%	87.2%	87.0%
New Risk Written subject to QSR Transactions	92.8%	93.1%	93.0%	92.9%
IIF subject to QSR Transactions	64.1%	70.9%	64.1%	70.9%
RIF subject to QSR Transactions	67.6%	75.6%	67.6%	75.6%

The decrease in IIF and RIF subject to QSR Transactions was primarily due to the termination of our 2020 QSR Transaction at December 31, 2023.

As of June 30, 2024, the weighted average coverage percentage of our QSR transactions was 32% based on RIF.

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

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). As of June 30, 2024 our Home Re Transactions provided $1.0 billion of loss coverage on a portfolio of policies having an in force date from July 1, 2016 through March 31, 2019, from August 1, 2020 through December 31, 2021, and from June 1, 2022 through August 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions, excluding the 2024 Traditional XOL which is still in its fill up period, as of June 30, 2024, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2023 Traditional XOL	2.91%	6.91%	3.03%	7.12%	$91,482
2022 Traditional XOL	2.60%	7.10%	2.90%	7.73%	131,608
Home Re 2023-1	3.00%	6.75%	3.20%	7.20%	316,699
Home Re 2022-1	2.75%	6.75%	3.53%	7.54%	302,448
Home Re 2021-2	2.10%	6.50%	3.50%	7.30%	124,849
Home Re 2021-1	2.25%	6.50%	4.53%	7.57%	66,112
Home Re 2019-1	2.50%	6.75%	19.26%	41.24%	—
Home Re 2018-1	2.25%	6.50%	17.46%	21.61%	—
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

Ceded premiums on our XOL Transactions were $16.6 million and $32.7 million, respectively, for the three and six months ended June 30, 2024, and $17.4 million and $34.4 million, respectively, for the three and six months ended June 30, 2023.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

MGIC Investment Corporation - Q2 2024 | 47

Investment income
Comparative quarterly and year to date results
Net investment income in the three months ended June 30, 2024 and 2023 was $61.5 million and $52.3 million, respectively. Net investment income for the six months ended June 30, 2024 and 2023, was $121.2 million and $101.6 million, respectively. The increase in net investment income was primarily due to an increase of approximately 52 and 55 basis points in the average investment yields three and six months ended June 30, 2024, respectively.

Losses and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Losses incurred, net	$(18,272)	$(17,691)	(3)	$(13,717)	$(11,245)	(22)
Amortization of deferred policy acquisition costs	2,150	2,609	(18)	4,159	5,087	(18)
Other underwriting and operating expenses, net	52,675	53,998	(2)	111,693	124,061	(10)
Interest expense	8,899	9,377	(5)	17,798	18,751	(5)
Total losses and expenses	$45,452	$48,293	(6)	$119,933	$136,654	(12)

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

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of June 30, 2024 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Comparative quarterly results
Losses incurred, net for the second quarter of 2024 were $(18.3) million, a decrease of $0.6 million compared to the second quarter of 2023 losses incurred, net of $(17.7) million. While new delinquency notices added approximately $49.1 million for the three months ended June 30, 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $(67.4) million. For the three months ended June 30, 2023, new delinquency notices added approximately $42.3 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $(59.9) million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate

MGIC Investment Corporation - Q2 2024 | 48

on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Comparative year to date results
Losses incurred, net for the six months ended June 30, 2024, were $(13.7) million a decrease of $2.5 million compared to the prior year losses incurred, net of $(11.2) million. While new delinquency notices added approximately $102.6 million for the six months ended June 30, 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $116.3 million. For the six months ended June 30, 2023, new delinquency notices added approximately $89.5 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $100.7 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Composition of losses incurred
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Current year / New notices	$49,117	$42,253	$102,553	$89,465
Prior year reserve development	(67,389)	(59,944)	(116,270)	(100,710)
Losses incurred, net	($18,272)	($17,691)	($13,717)	($11,245)

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of losses incurred, net to net premiums earned. The loss ratio was (7.5)% and (2.8)% for the three and six months ended June 30, 2024, compared with (7.3)% and (2.3)% for the three and six months ended June 30, 2023.

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and six months ended June 30, 2024 and 2023 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Delinquency inventory at beginning of period	24,142	24,757	25,650	26,387
New notices	11,444	10,580	23,621	21,877
Cures	(11,786)	(11,156)	(25,100)	(23,763)
Paid claims	(313)	(348)	(665)	(659)
Rescissions and denials	(16)	(10)	(35)	(19)
Other items removed from inventory	(101)	—	(101)	—
Delinquency inventory at end of period	23,370	23,823	23,370	23,823

MGIC Investment Corporation - Q2 2024 | 49

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three and six months ended and as of:
June 30, 2024
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Six Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	759	1,509	1,850	18
2005-2008	2,347	4,831	5,950	17
2009-2015	458	987	1,096	11
2016	357	783	759	9
2017	584	1,205	1,166	8
2018	667	1,424	1,472	8
2019	663	1,462	1,356	7
2020	1,177	2,485	2,137	6
2021	2,182	4,587	3,906	6
2022	1,635	3,240	2,911	5
2023	564	1,057	728	4
2024	51	51	39	2
Total	11,444	23,621	23,370	10
Claim rate on new notices (1)	7.5%

June 30, 2023
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Six Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	817	1,660	2,166	19
2005-2008	2,569	5,269	7,209	19
2009-2015	678	1,378	1,620	12
2016	403	895	955	10
2017	568	1,196	1,390	10
2018	714	1,500	1,717	9
2019	677	1,464	1,515	9
2020	1,085	2,352	2,137	7
2021	1,948	4,004	3,474	6
2022	1,079	2,117	1,614	4
2023	42	42	26	2
Total	10,580	21,877	23,823	12
Claim rate on new notices (1)	7.5%

(1) Claim rate is the respective year to date weighted average rate.

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 11 - “Loss Reserves,” our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. An increase in third party property sales prior to claim settlement has resulted in a decrease in the average claim paid and the average claim paid as a percentage of exposure in recent years. We expect average claims paid as a percentage of exposure to increase as we receive

MGIC Investment Corporation - Q2 2024 | 50

delinquencies that have not experienced the same level of home price appreciation. The extent and timing of these increases are uncertain.

The majority of loans insured prior to 2014 (which represent 34% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q2 2024	49,623	30,578	61.6%	36
Q1 2024	45,284	28,267	62.4%	40
Q4 2023	49,720	31,141	62.6%	40
Q3 2023	43,271	28,538	66.0%	41
Q2 2023	40,013	29,803	74.5%	43
Q1 2023	37,412	28,227	75.4%	42

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
	June 30, 2024	December 31, 2023	June 30, 2023
3 months or less	8,245	9,175	7,663
4-11 months	8,091	8,900	8,070
12 months or more (1)	7,034	7,575	8,090
Total	23,370	25,650	23,823
3 months or less	35%	36%	32%
4-11 months	35%	35%	34%
12 months or more	30%	29%	34%
Total	100%	100%	100%
(1)Approximately 31%, 37%, and 41% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

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

Primary delinquency inventory - number of payments delinquent
	June 30, 2024	December 31, 2023	June 30, 2023
3 payments or less	11,716	12,665	10,694
4-11 payments	7,252	8,064	7,437
12 payments or more (1)	4,402	4,921	5,692
Total	23,370	25,650	23,823

3 payments or less	50%	50%	45%
4-11 payments	31%	31%	31%
12 payments or more	19%	19%	24%
Total	100%	100%	100%
(1)Approximately 30%, 34%, and 34% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and six months ended June 30, 2024 were consistent with the same periods in the prior year. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market

MGIC Investment Corporation - Q2 2024 | 51

conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The following table presents our net losses and LAE paid for the three and six months ended June 30, 2024 and 2023.

Net losses and LAE paid
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Direct primary (excluding settlements)	$10	$10	$20	$19
NPL settlements	1	—	1	—
Reinsurance	(1)	—	(1)	—
LAE and other	2	2	4	3
Net losses and LAE paid	$12	$12	$24	$22

Average Claim Paid	$30,578	$29,803	$29,355	$29,059
Net losses and LAE paid have been positively impacted by home price appreciation experienced in recent years that has allowed more delinquent loans to cure through the sale of the property. In addition, an increase in third party property sales prior to claim settlement has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The primary average RIF on delinquent loans at June 30, 2024, December 31, 2023 and June 30, 2023 for the top 5 jurisdictions (based on the June 30, 2024 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	June 30, 2024	December 31, 2023	June 30, 2023
Texas	$61,532	$59,841	$56,320
Florida	65,579	63,885	61,691
Illinois	46,639	44,562	42,914
Pennsylvania	46,344	44,263	43,742
California	107,013	102,145	100,116
All other jurisdictions	55,992	54,723	53,163
All jurisdictions	$58,865	$57,143	$55,408

The primary average RIF on all loans was $69,284, $67,705, and $66,099 at June 30, 2024, December 31, 2023, and June 30, 2023, respectively.

Loss reserves
The gross reserves at June 30, 2024, December 31, 2023, and June 30, 2023 appear in the table below.

Gross reserves
	June 30, 2024	December 31, 2023	June 30, 2023
Primary:
Direct case loss reserves (in millions)	$422	$448	$472
Direct IBNR and LAE reserves	53	54	55
Total primary direct loss reserves	$475	$502	$527

Ending delinquent inventory	23,370	25,650	23,823
Percentage of loans delinquent (delinquency rate)	2.09%	2.25%	2.05%
Average total primary loss reserves per delinquency	$20,307	$19,562	$22,123
Primary claims received inventory included in ending delinquent inventory	273	302	291

Other gross reserves (1) (in millions)	$3	$3	$4
(1)Other Gross Reserves includes direct and assumed reserves that are not included within our primary loss reserves.

MGIC Investment Corporation - Q2 2024 | 52

The primary delinquency inventory for the top 15 jurisdictions (based on June 30, 2024 delinquency inventory) at June 30, 2024, December 31, 2023 and June 30, 2023 appears in the following table.

Primary delinquency inventory by jurisdiction
	June 30, 2024	December 31, 2023	June 30, 2023
Texas	1,901	2,094	1,808
Florida *	1,816	2,100	1,940
Illinois *	1,561	1,684	1,483
Pennsylvania *	1,352	1,433	1,386
California	1,310	1,354	1,267
New York *	1,216	1,342	1,332
Ohio *	1,113	1,246	1,171
Michigan	1,082	1,115	990
Georgia	872	955	896
New Jersey *	687	774	736
North Carolina	655	705	610
Indiana *	615	645	599
Maryland	614	680	672
Minnesota	523	566	530
Louisiana *	474	488	436
All other jurisdictions	7,579	8,469	7,967
Total	23,370	25,650	23,823
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at June 30, 2024, December 31, 2023 and June 30, 2023 appears in the following table.

Primary delinquency inventory by policy year
	June 30, 2024	December 31, 2023	June 30, 2023
Policy year:
2004 and prior	1,850	2,072	2,166
2004 and prior %	8%	8%	9%
2005 - 2008	5,950	7,008	7,209
2005 - 2008%	25%	27%	30%
2009 - 2015	1,096	1,414	1,620
2009 - 2015%	5%	6%	7%
2016	759	954	955
2017	1,166	1,365	1,390
2018	1,472	1,750	1,717
2019	1,356	1,550	1,515
2020	2,137	2,383	2,137
2021	3,906	4,237	3,474
2022	2,911	2,605	1,614
2023	728	312	26
2024	39	—	—
2016 and later %	62%	59%	54%

Total	23,370	25,650	23,823
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of June 30, 2024, 43% of our primary RIF was written subsequent to December 31, 2021, 70% of our primary RIF was written subsequent to December 31, 2020, and 86% of our primary RIF was written subsequent to December 31, 2019.

MGIC Investment Corporation - Q2 2024 | 53

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended June 30, 2024 and 2023, were $52.7 million and $54.0 million, respectively. Underwriting and other expenses, net for the six months ended June 30, 2024 and 2023, were $111.7 million and $124.1 million, respectively. The decrease in underwriting and other expenses, net during the six months ended June 30, 2024 was primarily due to a decrease in pension expenses, and a decrease in expenses related to professional and consulting services. Pension expenses were higher for the six months ended June 30, 2023 due to settlement accounting charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Underwriting expense ratio	23.1%	24.1%	24.4%	27.6%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio for the three and six months ended June 30, 2024, decreased compared with the same period in the prior year primarily due to a decrease in underwriting and other expenses, net, and an increase in net premiums written.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except rate)	2024	2023	2024	2023
Income before tax	$259,825	$242,382	$479,705	$437,986
Provision for income taxes	$55,597	$51,328	$101,380	$92,385
Effective tax rate	21.4%	21.2%	21.1%	21.1%
Our effective tax rate for the three and six months ended June 30, 2024 and 2023 approximated the statutory tax rate of 21%.

MGIC Investment Corporation - Q2 2024 | 54

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2023.

Consolidated balance sheets - Assets

(in thousands)	June 30, 2024	December 31, 2023	% Change
Investments	$5,805,713	$5,738,734	1
Cash and cash equivalents	281,788	363,666	(23)
Reinsurance recoverable on loss reserves	42,346	33,302	27
Reinsurance recoverable on paid losses	884	9,896	(91)
Deferred incomes taxes, net	90,629	79,782	14
Other assets	302,562	313,000	(3)
Total Assets	$6,523,922	$6,538,380	0

Investments - Our investments balance was $5.8 billion as of June 30, 2024, compared to $5.7 billion as of December 31, 2023.

The average duration and investment yield of our investment portfolio as of June 30, 2024 and December 31, 2023 are shown in the table below.

Portfolio duration and embedded investment yield
	June 30, 2024	December 31, 2023
Effective duration (in years)	3.7	3.8
Pre-tax yield (1)	3.9%	3.7%
After-tax yield (1)	3.2%	3.0%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of June 30, 2024 and December 31, 2023 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
June 30, 2024	12%	35%	34%	19%
December 31, 2023	12%	34%	35%	19%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Cash and cash equivalents - Our cash and cash equivalents balance decreased to $281.8 million as of June 30, 2024, from $363.7 million as of December 31, 2023, as cash used in investing and financing activities was only partially offset by net cash generated by operating activities.

Reinsurance recoverable on paid losses - Reinsurance recoverable on paid losses decreased to $0.9 million at June 30, 2024, from $9.9 million at December 31, 2023. At December 31, 2023 the reinsurance recoverable on paid losses was primarily composed of losses recoverable from reinsurers at the time of termination of the 2020 QSR Transaction. Generally, in a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers.

MGIC Investment Corporation - Q2 2024 | 55

Consolidated balance sheets - Liabilities and equity

(in thousands)	June 30, 2024	December 31, 2023	% Change
Loss reserves	$477,614	$505,379	(5)
Unearned premiums	138,885	157,779	(12)
Long-term debt	643,931	643,196	—
Other liabilities	146,571	160,009	(8)
Total Liabilities	$1,407,001	$1,466,363	(4)
Common stock	371,353	371,353	—
Paid-in capital	1,795,231	1,808,113	(1)
Treasury stock	(1,624,791)	(1,384,293)	17
Accumulated other comprehensive income (loss), net of tax	(333,055)	(316,281)	(5)
Retained earnings	4,908,183	4,593,125	7
Shareholders’ equity	$5,116,921	$5,072,017	1

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $477.6 million as of June 30, 2024, from $505.4 million as of December 31, 2023. The decrease in loss reserves is primarily from favorable development on previously received delinquency notices, partially offset by loss reserves established on new notices. Reinsurance recoverables on loss reserves were $42.3 million and $33.3 million as of June 30, 2024 and December 31, 2023, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions.

Unearned premiums - Our unearned premium decreased to $138.9 million as of June 30, 2024 from $157.8 million as of December 31, 2023 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Income Taxes - Our current income tax liability was $5.9 million as of June 30, 2024 and is included as a component of other liabilities in our consolidated balance sheets. Our current tax receivable was $10.8 million as of December 31, 2023 and is included as a component of other assets in our consolidated balance sheets. Our net deferred tax asset was $90.6 million and $79.8 million at June 30, 2024 and December 31, 2023, respectively. We owned $906.0 million and $848.6 million of tax and loss bonds at June 30, 2024 and December 31, 2023, respectively.

Shareholder’s equity - The increase in shareholders’ equity primarily relates to net income, partially offset by repurchases of our common stock and dividends paid to shareholders in the six months ended June 30, 2024.

MGIC Investment Corporation - Q2 2024 | 56

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

Summary of consolidated cash flows
	Six Months Ended June 30,
(In thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$359,775	$356,948
Investing activities	(108,412)	(157,028)
Financing activities	(334,199)	(216,109)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(82,836)	$(16,189)
Net cash provided by operating activities for the six months ended June 30, 2024 increased when compared with the same period of 2023 primarily due to an increase in investment income and a decrease in taxes paid, this was offset partially by an increase in underwriting and operating expenses paid and an increase in losses paid, net.

We also have purchase obligations totaling approximately $12.3 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $7.1 million for our purchase obligations.

Future contributions to our qualified pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Net cash used in investing activities for the six months ended June 30, 2024 and 2023, primarily reflects purchases of fixed income securities that exceeded sales and maturities of fixed income securities during the period.

Net cash used in financing activities for the six months ended June 30, 2024 and 2023, primarily reflects repurchases of our common stock, dividends to shareholders and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of June 30, 2024, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the terms of our indebtedness.

Liquidity analysis - holding company
As of June 30, 2024 and December 31, 2023, we had approximately $990 million and $918 million, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the six months ended June 30, 2024, we repurchased 12.3 million shares of our common stock using $250.3 million of holding company cash. As of June 30, 2024 we had remaining authorization to repurchase $773.4 million under our existing share repurchase programs. Through July 26, 2024, we repurchased an additional 2.2 million shares totaling $49.0 million under the remaining authorization through December 31, 2026.

In the six months ended June 30, 2024, we paid $63.3 million in dividends to shareholders. On July 25, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share to shareholders of record on August 8, 2024.

MGIC Investment Corporation - Q2 2024 | 57

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

Significant cash and investments inflows at our holding company during the six months ended June 30, 2024:
•$350 million dividend received from MGIC,
•$31.2 million in intercompany tax receipts,
•$15.2 million of investment income.
Significant cash outflows at our holding company during the six months ended June 30, 2024:
•$251.2 million of net share repurchase transactions,
•$63.9 million of cash dividends paid to shareholders, and
•$17.1 million of interest payments on our outstanding debt obligation.

The net unrealized losses on our holding company investment portfolio were approximately $2.0 million at June 30, 2024, and the portfolio had an effective duration of approximately 0.9 years.

MGIC paid $350 million in dividends to our holding company in the six months ended June 30, 2024. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at June 30, 2024. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of June 30, 2024, MGIC’s Available Assets under the PMIERs totaled approximately $5.8 billion, an excess of approximately $2.4 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.2 billion of capital credit under the PMIERs as of June 30, 2024. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	June 30, 2024	December 31, 2023
QSR Transactions	$1,128	$1,081
Home Re Transactions	810	921
Traditional XOL Transactions	299	230
Total capital credit for Reinsurance Transactions	$2,237	$2,232

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

MGIC Investment Corporation - Q2 2024 | 58

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	June 30, 2024	December 31, 2023
RIF - net (1)	$58,471	$58,832
Statutory policyholders’ surplus	464	636
Statutory contingency loss reserve	5,385	5,131
Statutory policyholders’ position	$5,849	$5,767
Risk-to-capital	10.0:1	10.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.5 billion at June 30, 2024 and $1.6 billion at December 31, 2023) for which loss reserves have been established.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our Risk Factor titled “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings
Financial strength ratings are published by third-party rating agencies as an independent opinion of an insurer’s financial strength and ability to meet ongoing insurance and contract obligations. The financial strength ratings for MGIC and MAC are listed below:

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

MGIC Investment Corporation - Q2 2024 | 59

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Part II, Item 1 A of our quarterly report on form 10Q for the quarter ended March 31, 2024, and Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At June 30, 2024, the effective duration of our fixed income investment portfolio was 3.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q2 2024 | 60

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
Risk Factors Relating to Our Business Generally
The inability of our insurance subsidiaries to pay dividends in sufficient amounts would harm our ability to meet our obligations, pay future shareholder dividends and/or make future share repurchases.
MGIC Investment Corporation is the holding company for our insurance operating subsidiaries. At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries and cash and investments. Dividends and other permitted distributions from MGIC are the holding company's primary source of funds used to meet ongoing cash requirements, including future debt service payments, repurchases of its shares, payment of dividends to our shareholders, and other expenses. Other sources of holding company cash inflow include investment income and raising capital in the public markets. The payment of dividends from MGIC is subject to regulatory approval as described in our Annual Reports on Form 10-K. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The prescribed limits are based on a rolling 12-month period, and as such, the impact of the limitations will vary over time. In the twelve months ended June 30, 2024, MGIC paid $650 million in dividends to the holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the board of directors, and after considering any updated estimates about our business, subject to regulatory approval.

The long-term debt obligations are owed by the holding company and not its subsidiaries. At June 30, 2024, we had approximately $990 million in cash and investments at our holding company and our holding company’s long-term debt obligations were $650 million in aggregate principal amount. Annual debt service on the long-term debt obligations outstanding as of June 30, 2024, is approximately $34 million. The inability of MGIC to pay dividends (or other intercompany amounts due) in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations, and our ability to repay debt, repurchase shares and/or pay dividends to shareholders.

If any capital contributions to our subsidiaries are required, such contributions would decrease our holding company cash and investments.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended June 30, 2024.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
April 1, 2024	April 30, 2024	2,723,982	$20.13	2,723,982	$875,552,167
May 1, 2024	May 31, 2024	2,514,801	20.81	2,514,801	823,210,481
June 1, 2024	June 30, 2024	2,361,862	21.10	2,361,862	$773,385,693
		7,600,645	$20.66	7,600,645

(1)In April of 2023, our Board of Directors authorized a share repurchase program under which, as of June 30, 2024 we have $23.4 million in remaining repurchase authorization through July 1, 2025. In April of 2024, our Board of Directors approved an additional share repurchase program, authorizing us to repurchase up to an additional $750 million of common stock prior to December 31, 2026. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation - Q2 2024 | 61

Item 5. Other Information
During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 5.02(e).
On July 29, 2024, the Board of Directors (the “Board”) of MGIC Investment Corporation (the “Company”) adopted the MGIC Investment Corporation Executive Severance Plan (the “Plan”).

The Plan is intended to provide certain officer-level employees (“Participants”), including the Company’s executive officers, with the opportunity to receive severance benefits if terminated under certain circumstances unrelated to a change in control of the Company and, in the event of such a change in control, employment and severance protection for a specified period following the change in control.

Qualifying Termination Unrelated to a Change in Control
If a Participant separates from service as a result of a resignation with good reason or a separation initiated by the Company other than for cause or poor performance unrelated to a change in control, then, if the Participant is the Company’s Chief Executive Officer (“CEO”), its President or an Executive Vice President, the Participant will receive cash severance equal to the product of a severance multiplier multiplied by the sum of the Participant’s annual base salary and annual bonus target. The severance multiplier for the CEO is two, and the severance multiplier for the President or an Executive Vice President is one. All other Participants will receive cash severance equal to their annual base salary (without any bonus component) upon a qualifying termination prior to a change in control. Participants will also receive a pro rata bonus for the year of termination and outplacement services and a cash payment in lieu of benefits continuation for 18 months (in the case of the CEO) or 12 months (in the case of all other Participants), subject to potential reduction if the Participant is eligible for an allowance under the Company’s retiree medical program (such cash payment, the “Benefits Payment”).

Upon a qualifying termination unrelated to a change in control, Participants’ equity awards will be treated in accordance with the terms of the equity plan under which they were granted, or, to the extent more favorable to the Participants, a pro rata portion of their time-vesting equity awards will vest and a pro rata portion of their performance-based equity awards will remain eligible to be earned based on actual performance following the end of the performance period. The prorated vesting shall be calculated as if the Participant’s service had continued through, in the case of the CEO, two years following termination, and in the case of all other Participants, one year following termination and, in the case of time-vesting equity awards, as if the awards had ratable vesting over the full service period.

Change in Control and Qualifying Termination
Under the Plan, if a change in control occurs and the Participant’s employment is terminated within three years after the change in control (the “Post- CIC Employment Period”), other than for cause, death or disability, or if the Participant terminates his or her employment for good reason, the Participant is generally entitled to receive a termination payment of twice (or one times, in the case of a Participant who is a Senior Vice President or Vice President) the sum of (1) his or her annual base salary; (2) a bonus amount equal to the greatest of the Participant’s target bonus for the then-current year, the bonus the Participant received for the year in which the change in control occurred or the bonus the Participant received for the year prior to the year in which the change in control occurred; and (3) an amount based on matching contributions to the Company’s tax‑qualified defined contribution plan. This termination payment is payable in a lump sum.

On a qualifying termination during the Post-CIC Employment Period, a Participant would also receive a pro rata bonus; such pro rata bonus would be calculated and paid on the basis of the greater of performance as measured through the termination date or the most recently forecasted performance through the end of the performance period. He or she would also be entitled to the Benefits Payment. The Participant is also entitled to a lump sum payment for any unvested portion of the Participant’s account under any defined contribution retirement plan, outplacement services, and up to $10,000 to cover other services relating to the Plan termination payment.

If outstanding equity awards are not assumed or the Participant does not receive a substitute award from the acquirer in the change in control transaction, then performance-vesting restricted stock or restricted stock units will vest based on the greater of target performance, performance as measured through the date of the change in control (as measured against a pro-rated portion of the performance goal) or the most recently forecasted performance through the end of the performance period, and time-vesting restricted stock or restricted stock units will vest in full. The same approach generally applies to unvested restricted stock and restricted stock units upon a qualifying termination during the Post-CIC Employment Period.

While the Participant is employed during the Post- CIC Employment Period, the Participant is entitled to a base salary no less than the base salary in effect prior to the change in control and targeted and maximum bonus opportunities of no less than the targeted and maximum bonus opportunities in effect prior to the change in control. The Participant is also generally entitled to annual equity awards that are as favorable (in terms of grant date fair value and length of vesting period) as the more favorable of those granted in the year of the change in control or the year prior. The Participant is also generally entitled to participate in medical and other specified benefit plans.

MGIC Investment Corporation - Q2 2024 | 62

Definitions of “Change in Control,” “Cause,” “Poor Performance” and “Good Reason”
Under the Plan, a change in control generally would occur upon the acquisition by certain unrelated persons of 25% or more of the Company’s common stock; an exogenous change in the majority of the Board; certain mergers, consolidations or share exchanges or related share issuances; or the Company’s sale or disposition of all or substantially all of its assets. The Company would generally have “cause” to terminate a Participant under the Plan if the Participant were intentionally to engage in certain bad faith conduct causing demonstrable and serious financial injury to the Company; to be convicted of certain felonies; or to willfully, unreasonably and continuously refuse to perform his or her existing duties or responsibilities. The Company would generally have the ability, prior to a change in control, to terminate a Participant for “poor performance” if the Participant consistently failed to execute successfully the basic responsibilities of the Participant’s position or meet performance objectives assigned to the Participant. A Participant would generally have “good reason” under the Plan if the Company was to breach the terms of the Plan or make certain changes to the Participant’s position or working conditions.

Restrictive Covenants
The Plan provides that, for a period of 12 months after a termination for which a payment is required, the Participant will be subject to non-competition and non-solicitation provisions. The Plan also imposes confidentiality obligations on Participants.

Impact of Key Executive Employment and Severance Agreement
If any Participant has in effect a Key Executive Employment and Severance Agreement or similar individual employment agreement that provides severance benefits upon a qualifying termination of employment, then the Participant will be entitled only to the severance benefits provided by such individual agreement, and not the benefits described in the Plan, except to the extent the Plan provides more favorable benefits.

The foregoing discussion of the Plan is a summary only and is qualified in its entirety by the text of the Plan itself, which is filed as Exhibit 10.11.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.11.6	MGIC Investment Corporation Executive Severance Plan * †
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and June 30, 2024 and through updating of various statistical and other information †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q2 2024 | 63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on July 31, 2024.

MGIC INVESTMENT CORPORATION

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President, Chief Financial Officer and
Chief Risk Officer

/s/ Julie K. Sperber
Julie K. Sperber
Vice President, Controller and Chief Accounting Officer

MGIC Investment Corporation - Q2 2024 | 64