Form 10-Q
period 2024-09-30
MGIC INVESTMENT CORP
filed 2024-11-04
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2024, there were 253,365,363 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q3 2024 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

MGIC Investment Corporation - Q3 2024 | 3

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

MGIC Investment Corporation - Q3 2024 | 4

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
Homeowners Protection Act

/ I
IBNR Reserves
Loss reserves established on loans we estimate are delinquent, but for which the delinquency has not been reported to us

IIF
Insurance in force is the unpaid principal balance, either estimated by us or reported to us by mortgage servicers, for the loans we insure. In the third quarter of 2024, we updated our method for calculating the unpaid principal balance on our in force loans.

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
MGIC Investment Corporation - Q3 2024 | 5

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
Net premiums earned minus losses incurred, net and other underwriting and operating expenses, net

USDA
U.S. Department of Agriculture

/ V
VA
U.S. Department of Veterans Affairs

MGIC Investment Corporation - Q3 2024 | 6

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q3 2024 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	September 30, 2024	December 31, 2023
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2024 - $5,890,029; 2023 - $5,939,483)		$5,691,717	$5,601,540
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2024 - $271,941; 2023 - $121,539)		272,348	121,573
Equity securities, at fair value (cost 2024 - $16,115; 2023 - $16,025)		15,174	14,771
Other invested assets, at cost		1,109	850
Total investment portfolio		5,980,348	5,738,734
Cash and cash equivalents		288,622	363,666
Restricted cash and cash equivalents		10,987	6,978
Accrued investment income		59,409	58,774
Reinsurance recoverable on loss reserves	4	45,327	33,302
Reinsurance recoverable on paid losses	4	992	9,896
Premiums receivable		58,125	58,499
Home office and equipment, net		36,223	38,755
Deferred insurance policy acquisition costs		12,508	14,591
Deferred income taxes, net		56,023	79,782
Other assets		129,220	135,403
Total assets		$6,677,784	$6,538,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$460,574	$505,379
Unearned premiums		129,551	157,779
Senior notes	3	644,299	643,196
Other liabilities		149,284	160,009
Total liabilities		1,383,708	1,466,363
Contingencies	5
Shareholders’ equity:	12
Common stock (one dollar par value, shares authorized 1,000,000; shares issued 2024 - 371,353; 2023 - 371,353; shares outstanding 2024 - 256,216; 2023 - 272,494)		371,353	371,353
Paid-in capital		1,801,788	1,808,113
Treasury stock at cost (shares 2024 - 115,137; 2023 - 98,859)		(1,748,895)	(1,384,293)
Accumulated other comprehensive income (loss), net of tax		(204,061)	(316,281)
Retained earnings		5,073,891	4,593,125
Total shareholders’ equity		5,294,076	5,072,017
Total liabilities and shareholders’ equity		$6,677,784	$6,538,380
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q3 2024 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	Note	2024	2023	2024	2023
Revenues:
Premiums written:
Direct		$275,124	$280,885	$823,664	$828,211
Assumed		3,602	3,770	10,371	9,538
Ceded	4	(44,720)	(50,164)	(132,751)	(141,842)
Net premiums written		234,006	234,491	701,284	695,907
Decrease in unearned premiums, net		9,334	6,786	28,228	30,196
Net premiums earned		243,340	241,277	729,512	726,103
Investment income, net of expenses		62,093	55,375	183,316	156,938
Net gains (losses) on investments and other financial instruments	7/8	583	(695)	(8,202)	(13,380)
Other revenue		633	548	1,661	1,484
Total revenues		306,649	296,505	906,287	871,145

Losses and expenses:
Losses incurred, net	11	(9,842)	(77)	(23,559)	(11,322)
Amortization of deferred insurance policy acquisition costs		2,323	2,802	6,482	7,889
Other underwriting and operating expenses, net		50,967	50,130	162,660	174,191
Interest expense		8,905	9,254	26,703	28,005
Total losses and expenses		52,353	62,109	172,286	198,763
Income before tax		254,296	234,396	734,001	672,382
Provision for income tax		54,327	51,552	155,707	143,937
Net income		$199,969	$182,844	$578,294	$528,445

Earnings per share:
Basic	6	$0.77	$0.65	$2.18	$1.85
Diluted	6	$0.77	$0.64	$2.17	$1.83

Weighted average common shares outstanding - basic	6	258,596	281,757	264,719	286,184
Weighted average common shares outstanding - diluted	6	260,833	285,600	266,915	289,924

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2024 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2024	2023	2024	2023
Net income		$199,969	$182,844	$578,294	$528,445
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	128,455	(75,221)	110,604	(24,796)
Benefit plan adjustments		539	3,213	1,616	9,412
Other comprehensive income (loss), net of tax		128,994	(72,008)	112,220	(15,384)
Comprehensive income (loss)		$328,963	$110,836	$690,514	$513,061

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2024 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Note	2024	2023	2024	2023
Common stock
Balance, beginning and end of period		$371,353	$371,353	$371,353	$371,353

Paid-in capital
Balance, beginning of period		1,795,231	1,799,444	1,808,113	1,798,842
Reissuance of treasury stock, net under share-based compensation plans		—	(80)	(31,168)	(16,992)
Conversion of 9% Debentures, net of tax		—	(5,315)	—	(5,315)
Equity compensation		6,557	5,575	24,843	23,089
Balance, end of period		1,801,788	1,799,624	1,801,788	1,799,624

Treasury stock
Balance, beginning of period		(1,624,791)	(1,192,783)	(1,384,293)	(1,050,238)
Reissuance of treasury stock, net under share-based compensation plans		—	33	12,122	9,746
Repurchase of common stock	12	(124,104)	(67,672)	(376,724)	(219,930)
Balance, end of period		(1,748,895)	(1,260,422)	(1,748,895)	(1,260,422)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(333,055)	(424,887)	(316,281)	(481,511)
Other comprehensive income (loss), net of tax	9	128,994	(72,008)	112,220	(15,384)
Balance, end of period		(204,061)	(496,895)	(204,061)	(496,895)

Retained earnings
Balance, beginning of period		4,908,183	4,291,135	4,593,125	4,004,294
Net income		199,969	182,844	578,294	528,445
Cash dividends	12	(34,261)	(32,934)	(97,528)	(91,694)
Balance, end of period		5,073,891	4,441,045	5,073,891	4,441,045

Total shareholders’ equity		$5,294,076	$4,854,705	$5,294,076	$4,854,705

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2024 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$578,294	$528,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,403	29,004
Deferred tax expense (benefit)	2,744	(3,172)
Equity compensation	24,843	23,089
Net (gains) losses on investments and other financial instruments	8,202	13,380
Change in certain assets and liabilities:
Accrued investment income	(635)	(3,321)
Reinsurance recoverable on loss reserves	(12,025)	(12,694)
Reinsurance recoverable on paid losses	8,904	17,816
Premiums receivable	374	394
Deferred insurance policy acquisition costs	2,083	3,157
Loss reserves	(44,805)	(32,460)
Unearned premiums	(28,228)	(30,196)
Return premium accrual	(6,700)	(5,900)
Current income taxes	35,944	(2,130)
Other, net	(40,744)	1,304	(1)
Net cash provided by (used in) operating activities	542,654	526,716

Cash flows from investing activities:
Purchases of investments	(1,114,276)	(1,220,219)
Proceeds from sales of investments	29,742	294,202
Proceeds from maturity of fixed income securities	962,952	686,552
Proceeds from sale of equipment	—	166
Additions to property and equipment	(660)	(1,455)
Net cash provided by (used in) investing activities	(122,242)	(240,754)

Cash flows from financing activities:
Conversion/purchase of 9% convertible junior debentures	—	(28,637)
Repurchase of common stock	(374,814)	(216,693)
Dividends paid	(97,587)	(91,174)
Payment of withholding taxes related to share-based compensation net share settlement	(19,046)	(7,246)
Net cash provided by (used in) financing activities	(491,447)	(343,750)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(71,035)	(57,788)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	370,644	332,913
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$299,609	$275,125
(1) Amounts have been reclassified to conform to the current year presentation
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q3 2024 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which generally are based on an insurer's book of risk in force, and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements). Based on our interpretation of the PMIERs, as of September 30, 2024, MGIC’s Available Assets are in excess of its Minimum Required Assets; and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q3 2024 | 13

Note 2. Significant Accounting Policies
Prospective accounting and reporting developments
Relevant new amendments to accounting standards, which are not yet effective or adopted.

Segment Reporting—Improvements to Reportable Segment Disclosures: ASU 2023-07
In November 2023, the FASB issued ASU 2023-07. The update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard will take effect for all public business entities for fiscal periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024. We are currently evaluating the impacts the adoption of this guidance will have on our disclosures.

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

Note 3. Debt
Debt obligations
The aggregate carrying value of our 5.25% Senior Notes (“5.25% Notes”) and the par value as of September 30, 2024 and December 31, 2023 is presented in table 3.1 below.

Long-term debt obligation, carrying value
Table	3.1
(In thousands)		September 30, 2024	December 31, 2023
5.25% Notes, due August 2028 (par value: $650 million)		$644,299	$643,196

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information pertaining to our debt obligation. As of September 30, 2024 we are in compliance with our debt covenants.

Interest payments
Interest payments for the nine months ended September 30, 2024 and 2023 were $34.1 million and $35.1 million, respectively.

MGIC Investment Corporation - Q3 2024 | 14

Note 4. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) transactions and excess-of-loss (“XOL”) transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2024	2023	2024	2023
Premiums earned:
Direct		$284,435	$287,640	$851,819	$858,310
Assumed		3,625	3,801	10,444	9,635
Ceded:
Ceded - quota share reinsurance (1)		(27,785)	(32,693)	(83,143)	(90,012)
Ceded - excess-of-loss reinsurance		(16,935)	(17,471)	(49,608)	(51,830)
Total ceded		(44,720)	(50,164)	(132,751)	(141,842)
Net premiums earned		$243,340	$241,277	$729,512	$726,103

Losses incurred:
Direct		$(5,899)	$6,627	$(9,116)	$2,044
Assumed		30	20	13	(7)
Ceded - quota share reinsurance		(3,973)	(6,724)	(14,456)	(13,359)
Losses incurred, net		$(9,842)	$(77)	$(23,559)	$(11,322)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$28,620	$30,698	$80,505	$97,218
Ceding commission on quota share reinsurance		11,281	12,678	32,730	37,446
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

Each of our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratio caps of 200%.

Table 4.2 below provides additional detail regarding our QSR Transactions.

Quota Share Reinsurance
Table	4.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 QSR and 2021 QSR		2021	17.5%	61.9%	December 31, 2032	(2)
2021 QSR and 2022 QSR		2021	12.5%	57.5%	December 31, 2032	(2)
2021 QSR and 2022 QSR		2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR		2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
2023 QSR		2023	10.0%	58.5%	December 31, 2034
2024 QSR		2024	30.0%	56.0%	'December 31, 2035
Credit Union QSR		2020-2025	65.0%	50.0%	December 31, 2039
(1) We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.
(2) We have elected to terminate our 2021 QSR transaction effective December 31, 2024.

MGIC Investment Corporation - Q3 2024 | 15

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

Quota Share Reinsurance
Table	4.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)		Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	December 31, 2024	(3)	N/A	N/A
2021 QSR and 2022 QSR	2021	December 31, 2024	(3)	N/A	N/A
2021 QSR and 2022 QSR	2022	December 31, 2024		January 1, 2025	12.5% or 10%
2022 QSR and 2023 QSR	2022	December 31, 2024		January 1, 2025	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025		January 1, 2025	12.5% or 10%
2023 QSR	2023	December 31, 2025		January 1, 2025	8% or 7%
2024 QSR	2024	December 31, 2027		December 31, 2027	23% or 15%
(1) We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.
(3) We have elected to terminate our 2021 QSR transaction effective December 31, 2024, and we expect to incur an early termination fee in the fourth quarter of approximately $8 million.

We have agreed upon terms of a 40% QSR transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2025 and 2026.

Under the terms of our QSR Transactions, ceded premiums earned, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums earned due, after deducting the related ceding commission and profit commission, is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $45.3 million as of September 30, 2024 and $33.3 million as of December 31, 2023. The reinsurance recoverable balance is secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

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

MGIC Investment Corporation - Q3 2024 | 16

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

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of September 30, 2024, a "Trigger Event" has occurred on our Home Re 2019-1 ILN transaction because the reinsured principal balance of loans that were reported 60 or more days delinquent exceeded a percentage of the total reinsured principal balance of loans specified under each transaction.

In January and September 2024, we exercised our optional call feature to terminate the reinsurance agreement with Home Re 2020-1, Ltd. and Home Re 2018-1, Ltd., respectively. In connection with the terminations, the insurance linked notes issued by Home Re 2020-1 Ltd. and Home Re 2018-1, Ltd. were redeemed in full.

Table 4.4a, 4.4b, and 4.4c provide a summary of our XOL Transactions as of September 30, 2024 and December 31, 2023. Tables 4.4b and 4.4c exclude the 2024 Traditional XOL which is still in its fill up period.

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
(2) The 2024 Traditional XOL Transaction provides up to $187 million of reinsurance coverage on eligible NIW in 2024.

Excess of Loss Reinsurance
Table 4.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	September 30, 2024	December 31, 2023
2023 Traditional XOL	$70,578	$70,516	$70,578
2022 Traditional XOL	82,523	81,653	82,346
Home Re 2023-1, Ltd.	272,961	272,633	272,961
Home Re 2022-1, Ltd.	325,589	323,269	325,001
Home Re 2021-2, Ltd.	190,159	188,803	189,403
Home Re 2021-1, Ltd.	211,159	210,303	210,831
Home Re 2019-1, Ltd.	185,730	182,220	182,722

MGIC Investment Corporation - Q3 2024 | 17

Table 4.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 9/30/2024 (2)	September 30, 2024	December 31, 2023
2023 Traditional XOL	$96,942	N/A	N/A	$92,768	$96,942
2022 Traditional XOL	142,642	N/A	N/A	129,315	142,642
Home Re 2023-1, Ltd.	330,277	97%	97%	316,783	330,277
Home Re 2022-1, Ltd.	473,575	100%	100%	330,904	420,731
Home Re 2021-2, Ltd. (3)	398,429	100%	82%	145,737	173,960
Home Re 2021-1, Ltd.	398,848	100%	100%	110,373	117,982
Home Re 2019-1, Ltd. (3)	315,739	100%	10%	21,039	21,039
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.
(3)The funding percentage on the 2021-2 and 2019-1 were reduced from 100% after the tender offers were conducted in the fourth quarter of 2023.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at September 30, 2024 and December 31, 2023, were not material to our consolidated balance sheet and the change in fair value during the three and nine months ended September 30, 2024 and September 30, 2023 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of September 30, 2024, and December 31, 2023, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.5 presents the total assets of the Home Re Entities as of September 30, 2024 and December 31, 2023.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		September 30, 2024	December 31, 2023

Home Re 2023-1 Ltd.		$322,780	$330,277
Home Re 2022-1 Ltd.		340,486	427,279
Home Re 2021-2 Ltd.		150,540	174,431
Home Re 2021-1 Ltd.		117,315	118,043
Home Re 2019-1 Ltd.		21,039	21,039

MGIC Investment Corporation - Q3 2024 | 18

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

MGIC Investment Corporation - Q3 2024 | 19

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

MGIC Investment Corporation - Q3 2024 | 20

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

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)		2024	2023	2024	2023
Basic earnings per share:
Net income		$199,969	$182,844	$578,294	$528,445
Weighted average common shares outstanding - basic		258,596	281,757	264,719	286,184
Basic earnings per share		$0.77	$0.65	$2.18	$1.85

Diluted earnings per share:
Net income		$199,969	$182,844	$578,294	$528,445
Interest expense, net of tax: (1)
9% Debentures		—	276	—	1,025
Diluted income available to common shareholders		$199,969	$183,120	$578,294	$529,470

Weighted average common shares outstanding - basic		258,596	281,757	264,719	286,184
Effect of dilutive securities:
Unvested RSUs		2,237	2,624	2,196	2,239
9% Debentures		—	1,219	—	1,501
Weighted average common shares outstanding - diluted		260,833	285,600	266,915	289,924
Diluted earnings per share		$0.77	$0.64	$2.17	$1.83
(1) Interest expense has been tax effected at a rate of 21%.

MGIC Investment Corporation - Q3 2024 | 21

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at September 30, 2024 and December 31, 2023 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of September 30, 2024
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$257,572	$741	$(4,019)	$254,294
Obligations of U.S. states and political subdivisions		2,066,711	7,881	(144,890)	1,929,702
Corporate debt securities		2,774,109	40,041	(84,005)	2,730,145
ABS		156,008	3,339	(1,397)	157,950
RMBS		379,184	9,467	(18,216)	370,435
CMBS		270,014	449	(6,927)	263,536
CLOs		236,816	221	(53)	236,984
Foreign government debt		4,487	—	(537)	3,950
Commercial paper		17,069	—	—	17,069
Total fixed income securities		$6,161,970	$62,139	$(260,044)	$5,964,065

Details of fixed income securities by category as of December 31, 2023
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,995	$51	$(6,364)	$161,682
Obligations of U.S. states and political subdivisions		2,092,754	5,159	(189,835)	1,908,078
Corporate debt securities		2,626,401	17,391	(128,211)	2,515,581
ABS		173,256	1,292	(3,275)	171,273
RMBS		347,132	4,297	(20,656)	330,773
CMBS		293,204	5	(15,752)	277,457
CLOs		327,467	37	(1,408)	326,096
Foreign government debt		4,486	—	(643)	3,843
Commercial paper		28,327	3	—	28,330
Total fixed income securities		$6,061,022	$28,235	$(366,144)	$5,723,113
We had $12.5 million and $12.2 million of investments at fair value on deposit with various states as of September 30, 2024 and December 31, 2023, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $198.4 million and $156.9 million at September 30, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q3 2024 | 22

The amortized cost and fair values of fixed income securities at September 30, 2024, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		September 30, 2024
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$728,611	$727,027
Due after one year through five years		1,567,925	1,554,767
Due after five years through ten years		1,816,994	1,744,159
Due after ten years		1,006,418	909,207
		5,119,948	4,935,160

ABS		156,008	157,950
RMBS		379,184	370,435
CMBS		270,014	263,536
CLOs		236,816	236,984
Total		$6,161,970	$5,964,065

Equity securities
The cost and fair value of investments in equity securities at September 30, 2024 and December 31, 2023 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of September 30, 2024
Table	7.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,115	$34	$(975)	$15,174

Details of equity security investments as of December 31, 2023
Table	7.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,025	$5	$(1,259)	$14,771

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2024	2023	2024	2023

Fixed income securities
Gains on sales		$28	$2,581	$508	$2,747
Losses on sales		(946)	(2,814)	(7,693)	(13,362)
Equity securities gains (losses)
Changes in fair value		507	(462)	312	(266)
Change in embedded derivative on Home Re Transactions		994	(7)	(1,336)	(2,486)
Other
Gains (losses) on sales		—	(4)	17	(4)
Market adjustment		—	11	(10)	(9)
Net gains (losses) on investments and other financial instruments		$583	$(695)	$(8,202)	$(13,380)

Proceeds from sales of fixed income securities		$14,856	$24,434	$29,742	$293,392

MGIC Investment Corporation - Q3 2024 | 23

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at September 30, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of September 30, 2024
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$11,859	$(42)	$78,089	$(3,977)	$89,948	$(4,019)
Obligations of U.S. states and political subdivisions		94,516	(1,481)	1,235,787	(143,409)	1,330,303	(144,890)
Corporate debt securities		240,691	(4,040)	1,152,482	(79,965)	1,393,173	(84,005)
ABS		43,761	(852)	26,459	(545)	70,220	(1,397)
RMBS		53,033	(4,602)	168,955	(13,614)	221,988	(18,216)
CMBS		4,829	(76)	220,234	(6,851)	225,063	(6,927)
CLOs		82,196	(53)	—	—	82,196	(53)
Foreign government debt		—	—	3,950	(537)	3,950	(537)
Total		$530,885	$(11,146)	$2,885,956	$(248,898)	$3,416,841	$(260,044)

Unrealized loss aging for securities by type and length of time as of December 31, 2023
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$26,550	$(75)	$98,359	$(6,289)	$124,909	$(6,364)
Obligations of U.S. states and political subdivisions		275,727	(3,622)	1,200,533	(186,213)	1,476,260	(189,835)
Corporate debt securities		270,956	(6,060)	1,604,021	(122,151)	1,874,977	(128,211)
ABS		41,549	(1,234)	62,611	(2,041)	104,160	(3,275)
RMBS		44,867	(872)	176,349	(19,784)	221,216	(20,656)
CMBS		35,249	(391)	244,216	(15,361)	279,465	(15,752)
CLOs		—	—	274,729	(1,408)	274,729	(1,408)
Foreign government debt		—	—	3,843	(643)	3,843	(643)
Total		$694,898	$(12,254)	$3,664,661	$(353,890)	$4,359,559	$(366,144)

There were 851 and 1,021 securities in an unrealized loss position at September 30, 2024 and December 31, 2023, respectively. Based on current facts and circumstances, we believe the unrealized losses as of September 30, 2024 presented in table 7.5a above are not indicative of the ultimate collectability of the current amortized cost of the securities. The unrealized losses in all categories of our investments at September 30, 2024 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q3 2024 | 24

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

MGIC Investment Corporation - Q3 2024 | 25

Assets measured at fair value, by hierarchy level, as of September 30, 2024 and December 31, 2023 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of September 30, 2024
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$254,294	$211,991	$42,303
Obligations of U.S. states and political subdivisions		1,929,702	—	1,929,702
Corporate debt securities		2,730,145	—	2,730,145
ABS		157,950	—	157,950
RMBS		370,435	—	370,435
CMBS		263,536	—	263,536
CLOs		236,984	—	236,984
Foreign government debt		3,950	—	3,950
Commercial paper		17,069	—	17,069
Total fixed income securities		5,964,065	211,991	5,752,074
Equity securities		15,174	15,174	—
Cash equivalents (1)		297,052	271,608	25,444
Total		$6,276,291	$498,773	$5,777,518

Assets carried at fair value by hierarchy level as of December 31, 2023
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$161,682	$95,828	$65,854
Obligations of U.S. states and political subdivisions		1,908,078	—	1,908,078
Corporate debt securities		2,515,581	—	2,515,581
ABS		171,273	—	171,273
RMBS		330,773	—	330,773
CMBS		277,457	—	277,457
CLOs		326,096	—	326,096
Foreign government debt		3,843	—	3,843
Commercial paper		28,330	—	28,330
Total fixed income securities		5,723,113	95,828	5,627,285
Equity securities		14,771	14,771	—
Cash equivalents (1)		367,517	367,301	216
Total		$6,105,401	$477,900	$5,627,501
(1) Includes restricted cash equivalents
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At September 30, 2024 and December 31, 2023, the fair value of the embedded derivatives was an asset of $1.0 million and$2.4 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the nine months ended September 30, 2024, and 2023, purchases of real estate acquired were $3.7 million and $0.1 million, respectively. For the nine months ended September 30, 2024, and 2023, sales of real estate acquired were $0.6 million and $1.6 million, respectively.

MGIC Investment Corporation - Q3 2024 | 26

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at September 30, 2024 and December 31, 2023.

Financial assets and liabilities not measured at fair value
Table	8.2
		September 30, 2024		December 31, 2023
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$850	$850

Financial liabilities
5.25% Senior Notes		644,299	645,983	643,196	634,498

MGIC Investment Corporation - Q3 2024 | 27

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2024	2023	2024	2023
Net unrealized investment gains (losses) arising during the period		$162,601	$(95,216)	$140,005	$(31,387)
Total income tax benefit (expense)		(34,146)	19,995	(29,401)	6,591
Net of tax		128,455	(75,221)	110,604	(24,796)

Net changes in benefit plan assets and obligations		682	4,067	2,045	11,914
Total income tax benefit (expense)		(143)	(854)	(429)	(2,502)
Net of tax		539	3,213	1,616	9,412

Total other comprehensive income (loss)		$163,283	(91,149)	142,050	(19,473)
Total income tax benefit (expense)		(34,289)	19,141	(29,830)	4,089
Total other comprehensive income (loss), net of tax		$128,994	$(72,008)	$112,220	$(15,384)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2024	2023	2024	2023
Reclassification adjustment for net realized (losses) gains (1)		$(2,368)	$(3,085)	$(14,402)	$(13,020)
Income tax benefit (expense)		497	648	3,024	2,734
Net of tax		(1,871)	(2,437)	(11,378)	(10,286)

Reclassification adjustment related to benefit plan assets and obligations (2)		(682)	(2,376)	(2,045)	(12,379)
Income tax benefit (expense)		143	499	429	2,600
Net of tax		(539)	(1,877)	(1,616)	(9,779)

Total reclassifications		(3,050)	(5,461)	(16,447)	(25,399)
Income tax benefit (expense)		640	1,147	3,453	5,334
Total reclassifications, net of tax		$(2,410)	$(4,314)	$(12,994)	$(20,065)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the nine months ended September 30, 2024, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Nine Months Ended September 30, 2024
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2023, net of tax		$(266,948)	$(49,333)	$(316,281)
Other comprehensive income (loss) before reclassifications		99,226	—	99,226
Less: Amounts reclassified from AOCI		(11,378)	(1,616)	(12,994)
Balance, September 30, 2024, net of tax		$(156,344)	$(47,717)	$(204,061)

MGIC Investment Corporation - Q3 2024 | 28

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
Tables 10.1 and 10.2 provide the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three and nine months ended September 30, 2024 and 2023.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2024	2023	2024	2023
Company service cost		$—	$—	$417	$374
Interest cost		3,247	3,297	376	409
Expected return on plan assets		(3,644)	(3,426)	(2,493)	(2,059)
Amortization of:
Net actuarial losses (gains)		522	529	(382)	(38)
Prior service cost (credit)		87	87	454	465
Cost of settlements and curtailments		—	334	—	—
Net periodic benefit cost (benefit)		$212	$821	$(1,628)	$(849)

Components of net periodic benefit cost
Table	10.2
		Nine Months Ended September 30,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2024	2023	2024	2023
Company service cost		$—	$—	$1,251	$1,122
Interest cost		9,741	10,278	1,126	1,225
Expected return on plan assets		(10,932)	(10,432)	(7,481)	(6,176)
Amortization of:
Net actuarial losses (gains)		1,568	1,656	(1,142)	(113)
Prior service cost (credit)		259	259	1,360	1,396
Cost of settlements and curtailments		—	9,181	—	—
Net periodic benefit cost (benefit)		$636	$10,942	$(4,886)	$(2,546)

In the first quarter of 2024, we made a contribution to our qualified pension plan of $23.0 million.

MGIC Investment Corporation - Q3 2024 | 29

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of September 30, 2024, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $17 million.

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

MGIC Investment Corporation - Q3 2024 | 30

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the nine months ended September 30, 2024 and 2023.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Nine Months Ended September 30,
(In thousands)		2024	2023
Reserve at beginning of period		$505,379	$557,988
Less reinsurance recoverable		33,302	28,240
Net reserve at beginning of period		472,077	529,748

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		158,317	137,626
Prior years (1)		(181,876)	(148,948)
Total losses incurred		(23,559)	(11,322)

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		133	153
Prior years		33,138	33,679
Total losses paid		33,271	33,832
Net reserve at end of period		415,247	484,594
Plus reinsurance recoverable		45,327	40,934
Reserve at end of period		$460,574	$525,528
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The increase in the current year losses incurred in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies reported.

The favorable loss development on previously received delinquencies for the nine months ended September 30, 2024 and September 30, 2023 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the nine months ended September 30, 2024 and 2023 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Nine Months Ended September 30,
(In thousands)		2024	2023
Increase (decrease) in estimated claim rate on primary defaults		$(162,609)	$(142,764)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(19,267)	(6,184)
Total prior year loss development (1)		$(181,876)	$(148,948)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets were $14.4 million and $21.1 million at September 30, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q3 2024 | 31

Note 12. Shareholders’ Equity
Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the nine months ended September 30, 2024, we repurchased 17.5 million shares for $373.2 million, which included commissions. In 2023, we repurchased approximately 21.7 million shares of our common stock for $340.6 million, which included commissions. At September 30, 2024, we had remaining authorization to repurchase $651 million remaining under our existing share repurchase program. In October 2024, we repurchased an additional 2.9 million shares totaling $72.4 million under the remaining authorization through December 31, 2026.

Cash dividends
In the first and second quarters of 2024, we paid quarterly cash dividends of $0.115 per share which totaled $63.3 million. In the third quarter of 2024, we paid quarterly cash dividends of $0.13 per share to shareholders which totaled $34.2 million. On October 24, 2024, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share payable on November 21, 2024, to shareholders of record on November 7, 2024.

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

MGIC Investment Corporation - Q3 2024 | 32

Note 14. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at September 30, 2024.

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin has begun the process to replace current MI regulations with the Model Act, though it is expected that some changes will be made before formal adoption.

Dividend restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we notify the OCI to ensure it does not object. In 2024, MGIC has paid dividends of $400 million and $350 million to the holding company in October and April, respectively.

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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Nine Months Ended September 30,
(In thousands)	2024	2023
Statutory net income	$356,736	$207,996
Statutory policyholders' surplus	655,051	859,083
Contingency loss reserves	5,466,376	5,071,276

MGIC Investment Corporation - Q3 2024 | 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the third quarter of 2024. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q3 2024 | 34

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share data, unaudited)	2024	2023	% Change	2024	2023	% Change
Selected statement of operations data
Net premiums earned	$243,340	$241,277	1	$729,512	$726,103	0
Investment income, net of expenses	62,093	55,375	12	183,316	156,938	17
Losses incurred, net	(9,842)	(77)	N/M	(23,559)	(11,322)	108
Other underwriting and operating expenses, net	50,967	50,130	2	162,660	174,191	(7)
Income before tax	254,296	234,396	8	734,001	672,382	9
Provision for income taxes	54,327	51,552	5	155,707	143,937	8
Net income (1)	199,969	182,844	9	578,294	528,445	9
Diluted income per share	$0.77	$0.64	20	$2.17	$1.83	19

Non-GAAP Financial Measures (2)
Adjusted pre-tax operating income	$255,214	$234,634	9	$741,169	$683,001	9
Adjusted net operating income	200,694	183,031	10	583,957	536,834	9
Adjusted net operating income per diluted share	$0.77	$0.64	20	$2.19	$1.86	18
(1) May not foot due to rounding.
(2) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of third quarter 2024 results
Comparative quarterly results
We recorded third quarter 2024 net income of $200.0 million, or $0.77 per diluted share. Net income increased by $17.1 million from net income of $182.8 million, or $0.64 per diluted share, in the prior year. The increase is primarily due a decrease in losses incurred, net and an increase in investment income, net of expenses. This was offset partially by an increase in provision for income taxes. Diluted income per share increased primarily due to an increase in net income and a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the third quarter 2024 was $200.7 million (Q3 2023: $183.0 million) and adjusted net operating income per diluted share was $0.77 (Q3 2023: $0.64). The increase in adjusted net operating income primarily reflects an increase in net income. The increase in adjusted net operating income per diluted share primarily reflects an increase in adjusted net operating income and a decrease in the number of diluted weighted shares outstanding.

Net investment income in the three months ended September 30, 2024, was $62.1 million, compared with $55.4 million, in the prior year. The increase in net investment income was due to an increase of 38 basis points in the average investment yields.

Losses incurred, net for the third quarter of 2024 were ($9.8) million, compared with ($0.1) million for the same period last year. While new delinquency notices added approximately $55.8 million for the three months ended September 30, 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $65.6 million. For the three months ended September 30, 2023, new delinquency notices added approximately $48.1 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $48.2 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The increase in our provision for income taxes in the third quarter of 2024 as compared to the same period in the prior year was primarily due to an increase in income before tax.

Comparative year to date results
We recorded net income of $578.3 million, or $2.17 per diluted share. Net income increased by $49.8 million from net income of $528.4 million, or $1.83 per diluted share in the prior year. The increase is primarily due to an increase in investment income, net of expenses, a decrease in losses incurred and a decrease in other underwriting and operating expenses, net. This was partially offset by an increase in provision for income taxes. Diluted income per share increased primarily due to an increase in net income and a decrease in the number of diluted weighted shares outstanding.

MGIC Investment Corporation - Q3 2024 | 35

Adjusted net operating income for the nine months ended September 30, 2024, was $584.0 million (2023: $536.8 million) and adjusted net operating income per diluted share was $2.19 (2023: $1.86). The increase in adjusted net operating income primarily reflects an increase in net income. The increase in adjusted net operating income per diluted share primarily reflects an increase in adjusted net operating income and a decrease in the number of diluted weighted average shares outstanding.

Net investment income in the nine months ended September 30, 2024, was $183.3 million, compared with $156.9 million in the prior year. The increase in net investment income was due to an increase of 49 bps in the average investment yields.

Losses incurred, net for the nine months ended September 30, 2024 were ($23.6) million, compared with ($11.3) million for the same period last year. While new delinquency notices added approximately $158.3 million for the nine months ended September 30, 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $181.9 million. For the nine months ended September 30, 2023, new delinquency notices added approximately $137.6 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $148.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Underwriting and other expenses, net in the nine months ended September 30, 2024 were $162.7 million, compared with $174.2 million for the same period last year. The decrease in underwriting and other expenses, net during the nine months ended September 30, 2024 was primarily due to a decrease in pension expenses and a decrease in expenses related to professional and consulting services. Pension expenses were higher for the nine months ended September 30, 2023 due to settlement accounting charges.

The increase in our provision for income taxes in the nine months ended September 30, 2024, as compared to the same period in the prior year was primarily due to an increase in income before tax.

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2024, MGIC can pay $64 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the nine months ended September 30, 2024, and 2023, we made dividend payments to the holding company of $350 million and $300 million respectively. Future dividend payments to the holding company will continue to be determined in consultation with the board and after considering any updated estimates about our business, subject to regulatory approval. In October 2024, MGIC paid a $400 million dividends to our holding company.

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the nine months ended September 30, 2024, and for the full year of 2023, we repurchased 17.5 million and 21.7 million shares of common stock, for $373.2 million and $340.6 million, respectively. As of September 30, 2024, we had $651 million of remaining authorization to repurchase our common stock through December 31, 2026 under a $750 million share repurchase program approved by our Board of Directors in April 2024. As of September 30, 2024, we had approximately 256 million shares of common stock outstanding.

Dividends to shareholders
In the first and second quarters of 2024, we paid quarterly cash dividends of $0.115 per share which totaled $63.3 million. In the third quarter, we paid quarterly cash dividends of $0.13 per share which totaled $34.2 million. On October 24, 2024, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share to shareholders of record on November 7, 2024.

GSEs
We must comply with a GSE’s PMIERs to be eligible to insure loans delivered to or purchased by that GSE. The PMIERs include financial requirements, as well as business, quality control and certain transaction approval requirements. The PMIERs provide that the GSEs may amend any provision of the PMIERs or impose additional requirements with an effective date specified by the GSEs.

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are generally based on an insurer's book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements). Based on our interpretation of the PMIERs as of September 30, 2024, MGIC’s Available Assets totaled $6.0 billion, or $2.5 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In August 2024, the GSEs issued updates to the calculation of Available Assets. The update will be implemented through a 24-month phased-in approach, with a fully effective date of September 30, 2026. If these changes were effective as of September 30, 2024, without a graduated implementation period, MGIC's Available Assets of $6.0 billion would decrease by approximately 1% or $50 million, and MGIC's PMIERs excess would be $2.5 billion.

MGIC Investment Corporation - Q3 2024 | 36

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

At September 30, 2024, MGIC’s risk-to-capital ratio was 9.6 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.9 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current MI regulations with the Model Act, though it is expected that some changes will be made before final adoption.

At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for more information about matters that could negatively impact our compliance with State Capital Requirements.

MGIC Investment Corporation - Q3 2024 | 37

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
Our results of operations are affected by:

Premiums written and earned
Premiums written and earned in a year are influenced by:

•NIW, which increases IIF. Many factors affect NIW, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages from the FHA, the VA, and other mortgage insurers. Other alternatives to mortgage insurance also impact NIW, including GSE programs that may reduce or eliminate the demand for mortgage insurance. NIW does not include loans previously insured by us that are modified, such as loans modified under HARP.
•Cancellations, which reduce IIF. Cancellations may occur when borrowers achieve the required amount of home equity through loan amortization, loan payoffs, or home price appreciation. Refinance-related cancellations are influenced by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values relative to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Policy rescissions, also cause cancellations, requiring us to return any premiums received, from the date of default, on the rescinded policies and claim payments. Cancellations of single premium policies, which are generally non-refundable, result in immediate recognition of any remaining unearned premium.
•Premium rates, which vary by product type, the risk characteristics of the insured loans, competitive pressures, the percentage of coverage on the insured loans, and PMIERs capital requirements. The substantial majority of our monthly and annual mortgage insurance premiums are under premium plans for which, for the first ten years of the policy, the amount of premium is determined by multiplying the initial premium rate by the original loan balance; thereafter, the premium rate resets to a lower rate used for the remaining life of the policy. The remainder of our monthly and annual premiums are under premium plans for which premiums are determined by a fixed percentage of the loan’s amortizing balance over the life of the policy.
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

MGIC Investment Corporation - Q3 2024 | 38

•The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.
•The size of loans insured, with higher average loan amounts on delinquent loans tending to increase incurred losses.
•The percentage of coverage on insured loans, with deeper average coverage on delinquent loans tending to increase incurred losses.
•The distribution of claims over the life of a book. Historically, the first few years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining. Annual persistency, the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing value declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage insurance earnings and cash flow cycle” below.
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

MGIC Investment Corporation - Q3 2024 | 39

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

MGIC Investment Corporation - Q3 2024 | 40

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

MGIC Investment Corporation - Q3 2024 | 41

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended September 30,
	2024			2023
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$254,296	54,327	$199,969	$234,396	51,552	$182,844
Adjustments:
Net realized investment (gains) losses	918	193	725	237	50	187
Adjusted pre-tax operating income / Adjusted net operating income	$255,214	$54,520	$200,694	$234,633	$51,602	$183,031

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			260,833			285,600

Net income per diluted share			$0.77			$0.64
Net realized investment (gains) losses			—			—
Adjusted net operating income per diluted share			$0.77			$0.64

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Nine Months Ended September 30,
	2024			2023
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$734,001	$155,707	$578,294	$672,382	$143,937	$528,445
Adjustments:
Net realized investment (gains) losses	7,168	1,505	5,663	10,619	2,230	8,389
Adjusted pre-tax operating income / Adjusted net operating income	$741,169	$157,212	$583,957	$683,001	$146,167	$536,834

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share

Weighted average diluted shares outstanding			266,915			289,924

Net income per diluted share			$2.17			$1.83
Net realized investment (gains) losses			0.02			0.03
Adjusted net operating income per diluted share			$2.19			$1.86

MGIC Investment Corporation - Q3 2024 | 42

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

NIW for the third quarter of 2024 was $17.2 billion (Q3 2023: $14.6 billion) and $39.8 billion for the nine months ended September 30, 2024 (YTD September 30, 2023: $35.2 billion). The increase reflects a higher expected market position in the current year compared with the same period in the prior year. For the full year, we expect our 2024 NIW to be slightly higher than 2023.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

The following tables present characteristics of our primary NIW for the three and nine months ended September 30, 2024 and 2023.

Primary NIW by FICO score
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2024	2023	2024	2023
760 and greater	50.5%	50.2%	51.0%	49.2%
740 - 759	17.3%	18.1%	17.4%	18.4%
720 - 739	13.6%	13.4%	13.6%	13.5%
700 - 719	9.2%	8.8%	9.0%	9.2%
680 - 699	5.1%	5.1%	5.1%	5.3%
660 - 679	3.0%	2.9%	2.7%	2.9%
640 - 659	0.9%	0.9%	0.8%	1.0%
639 and less	0.4%	0.6%	0.4%	0.5%

Primary NIW by loan-to-value
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2024	2023	2024	2023
95.01% and above	13.4%	12.0%	14.0%	11.9%
90.01% to 95.00%	47.9%	44.1%	47.2%	45.8%
85.01% to 90.00%	27.7%	32.6%	27.7%	31.1%
80.01% to 85.00%	11.0%	11.3%	11.1%	11.2%

Primary NIW by debt-to-income ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2024	2023	2024	2023
45.01% and above	28.9%	28.2%	28.8%	25.3%
38.01% to 45.00%	31.6%	32.5%	31.8%	32.3%
38.00% and below	39.5%	39.3%	39.4%	42.4%

Primary NIW by policy payment type
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2024	2023	2024	2023
Monthly premiums	97.9%	95.8%	97.4%	96.4%
Single premiums	2.1%	4.2%	2.6%	3.6%
Annual premiums	0.0%	0.0%	0.0%	0.0%

MGIC Investment Corporation - Q3 2024 | 43

Primary NIW by type of mortgage
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2024	2023	2024	2023
Purchases	96.6%	99.0%	97.5%	98.4%
Refinances	3.4%	1.0%	2.5%	1.6%

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

Primary NIW by number of attributes discussed above
	Three Months Ended September 30,		Nine Months Ended September 30,
(% of primary NIW)	2024	2023	2024	2023
One	36.1%	35.1%	36.3%	33.3%
Two or more	5.1%	4.6%	5.1%	4.1%

Insurance and risk in force
The amount of our IIF and RIF is impacted by the amount of NIW, cancellations, and principal payments received on our primary IIF during the period. Cancellation activity primarily results from loan payoff and refinancing activity, or borrowers achieving the required amount of home equity through loan amortization, principal curtailment and/or home price appreciation. Claim resolutions also impact cancellations but to a much lesser extent. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Annual Persistency
Our annual persistency was 85.3% at September 30, 2024 compared to 86.1% at December 31, 2023 and 86.3% at September 30, 2023. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

IIF and RIF
	Three Months Ended September 30,		Nine Months Ended September 30,
(In billions)	2024	2023	2024	2023
NIW	$17.2	$14.6	$39.8	$35.2
Cancellations, principal payments, and other reductions (1)	(15.9)	(12.8)	(40.5)	(36.2)
Increase (decrease) in primary IIF	$1.3	$1.8	$(0.7)	$(1.0)

Direct primary IIF as of September 30,	$292.8	$294.3	$292.8	$294.3
Direct primary RIF as of September 30,	$78.0	$77.1	$78.0	$77.1
(1) Includes a $2.5 billion reduction in our insurance in force in the third quarter of 2024, as a result of our updated method for calculating the unpaid principal balance on our in force loans.

Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of September 30, 2024, loans associated with modification programs accounted for 3.1% of our total RIF, compared to 3.6% at December 31, 2023. Loans associated with 87.7% of all our modifications were current as of September 30, 2024.

MGIC Investment Corporation - Q3 2024 | 44

The following table sets forth certain statistics associated with our primary IIF and RIF as of September 30, 2024:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.2	0.4%	$0.3	0.4%	7.3%	12.6%	—%	NM
2005-2008	8.9	3.1%	2.4	3.1%	7.0%	9.9%	—%	3.7%
2009-2019	29.3	10.0%	7.8	10.0%	4.3%	3.6%	—%	7.5%
2020	40.4	13.8%	11.0	14.1%	3.2%	1.3%	5.2%	35.4%
2021	73.6	25.1%	19.8	25.4%	3.1%	1.6%	30.3%	62.4%
2022	61.2	20.9%	16.3	20.9%	4.9%	1.7%	30.6%	82.4%
2023	40.6	13.9%	10.5	13.5%	6.6%	0.9%	26.6%	88.2%
2024	37.6	12.8%	9.8	12.6%	6.8%	0.2%	30.2%	96.9%
Total	$292.8		$78.0
(1)May not foot due to rounding
(2)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

Pool and other insurance
MGIC has written no new pool insurance since 2008; however, for a variety of reasons, including responding to capital market alternatives to PMI and customer demands, MGIC may write pool risk in the future. Our direct pool risk in force was $230 million ($178 million on pool policies with aggregate loss limits and $52 million on pool policies without aggregate loss limits) at September 30, 2024 compared to $256 million ($186 million on pool policies with aggregate loss limits and $70 million on pool policies without aggregate loss limits) at December 31, 2023. If claim payments associated with a specific pool reach the aggregate loss limit, the remaining IIF within the pool would be cancelled and any remaining delinquencies under the pool would be removed from our delinquency inventory.

In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $393 million and $310 million as of September 30, 2024 and December 31, 2023, respectively.

MGIC Investment Corporation - Q3 2024 | 45

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three and nine months ended September 30, 2024 and 2023.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	% Change	2024	2023	% Change
Net premiums written	$234,006	$234,491	0	$701,284	$695,907	1

Net premiums earned	$243,340	$241,277	1	$729,512	$726,103	0
Investment income, net of expenses	$62,093	$55,375	12	$183,316	$156,938	17
Net gains (losses) on investments and other financial instruments	$583	$(695)	184	$(8,202)	$(13,380)	39
Other revenue	$633	$548	16	$1,661	$1,484	12
Total revenues	$306,649	$296,505	3	$906,287	$871,145	4

Net premiums written and earned
Comparative quarterly and year to date results
Premiums earned for the three and nine months ended September 30, 2024 were $243.3 million and $729.5 million, respectively, compared with $241.3 million and $726.1 million, for the same periods last year. Net premiums written for three and nine months ended September 30, 2024 were $234.0 million and $701.3 million, respectively, compared with $234.5 million and $695.9 million, respectively, for the same periods last year.

See “Overview - Factors Affecting Our Results” above for additional factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three and nine months ended September 30, 2024 and September 30, 2023.

Premium Yield

	Three Months Ended September 30,		Nine Months Ended September 30,
(in basis points)	2024	2023	2024	2023
In force portfolio yield (1)(2)	38.9	38.6	38.5	38.4
Premium refunds	(0.1)	0.2	—	—
Accelerated earnings on single premium policies	0.3	0.4	0.3	0.3
Total direct premium yield	39.1	39.2	38.8	38.7
Ceded premiums earned, net of profit commission and assumed premiums (3)	(5.7)	(6.3)	(5.6)	(5.9)
Net premium yield	33.4	32.9	33.2	32.8
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) In the third quarter of 2024, we updated our method for calculating the unpaid principal balance on our in force loans. This resulted in a $2.5 billion reduction in our insurance in force and a 0.2 and 0.1 basis point increase in our in force portfolio yield for the three and nine months ended September 30, 2024, respectively.
(3) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps for the nine months ended September 30, 2024 compared to 0.4 bps for the nine months ended September 30, 2023.

The following provides more detail on the key drivers of our net premium yield:

In force Portfolio Yield
è
The yield on our current IIF is impacted by the premium rates on our IIF. Premium rates are generally affected by risk characteristics on our NIW, the amount of capital we are required to hold, and competition in the industry.

Premium Refunds
è
Premium refunds are primarily driven by our estimate of refundable premiums on our delinquency inventory and claim activity. Our estimate of refundable premium on our delinquency inventory fluctuates with changes in our delinquency inventory and our estimate of the number of loans in our delinquency inventory that will result in a claim. Lower levels of claims received results in a lower level of premium refunds.

MGIC Investment Corporation - Q3 2024 | 46

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

The following table provides information related to our QSR Transactions for each of the three and nine months ended and as of September 30, 2024 and September 30, 2023.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023

Ceded premiums written and earned, net of profit commission	$27,785	$32,963	$83,143	$90,012
% of direct premiums written	10%	12%	10%	11%
% of direct premiums earned	10%	11%	10%	10%
Profit commission	$28,620	$30,698	$80,505	$97,218
Ceding commissions	$11,281	$12,678	$32,730	$37,446
Ceded losses incurred	$3,973	$6,724	$14,456	$13,359

	As of September 30,
Mortgage insurance portfolio:	2024	2023
Ceded RIF (Dollars in millions)
2020 QSR	—	3,449
2021 QSR	5,371	6,241
2022 QSR	4,367	4,765
2023 QSR	2,203	1,850
2024 QSR	2,602	—
Credit Union QSR	2,771	2,557
Total ceded RIF	$17,314	$18,862

The decrease in profit commission for the nine months ended September 30, 2024, was primarily driven by a decrease in the percentage of our IIF covered by the QSR Transactions as discussed below and an increase in ceded losses incurred. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

We terminated our 2020 QSR Transaction effective December 31, 2023. We have elected to terminate our 2021 QSR transaction effective December 31, 2024, and we expect to incur an early termination fee in the fourth quarter of approximately $8 million.

MGIC Investment Corporation - Q3 2024 | 47

We have agreed upon terms of a 40% QSR transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2025 and 2026.

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NIW subject to QSR Transactions	87.0%	87.2%	87.1%	87.1%
New Risk Written subject to QSR Transactions	92.8%	92.9%	92.9%	92.9%
IIF subject to QSR Transactions	66.3%	72.6%	66.3%	72.6%
RIF subject to QSR Transactions	69.7%	77.1%	69.7%	77.1%

The decrease in IIF and RIF subject to QSR Transactions was primarily due to the termination of our 2020 QSR Transaction at December 31, 2023.

As of September 30, 2024, the weighted average coverage percentage of our QSR transactions was 32% based on RIF.

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

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). As of September 30, 2024 our Home Re Transactions provided 0.9 billion of loss coverage on a portfolio of policies having an in force date from January 1, 2018 through March 31, 2019, from August 1, 2020 through December 31, 2021, and from June 1, 2022 through August 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions, excluding the 2024 Traditional XOL which is still in its fill up period, as of September 30, 2024, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2023 Traditional XOL	2.91%	6.91%	3.16%	7.31%	$89,464
2022 Traditional XOL	2.60%	7.10%	2.97%	7.67%	124,797
Home Re 2023-1	3.00%	6.75%	3.29%	7.25%	316,723
Home Re 2022-1	2.75%	6.75%	3.72%	7.54%	265,035
Home Re 2021-2	2.10%	6.50%	3.75%	7.29%	130,161
Home Re 2021-1	2.25%	6.50%	4.96%	7.57%	47,343
Home Re 2019-1	2.50%	6.75%	19.93%	42.69%	—
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

In January and September 2024, we exercised our optional call feature to terminate the reinsurance agreement with Home Re 2020-1, Ltd. and Home Re 2018-1, Ltd., respectively. In connection with the termination, the insurance linked notes issued by Home Re 2020-1, Ltd. and Home Re 2018-1, Ltd. were redeemed in full.

Ceded premiums on our XOL Transactions were $16.9 million and $49.6 million, respectively, for the three and nine months ended September 30, 2024, and $17.5 million and $51.8 million, respectively, for the three and nine months ended September 30, 2023.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

MGIC Investment Corporation - Q3 2024 | 48

Investment income
Comparative quarterly and year to date results
Net investment income in the three months ended September 30, 2024 and 2023 was $62.1 million and $55.4 million, respectively. Net investment income for the nine months ended September 30, 2024 and 2023, was $183.3 million and $156.9 million, respectively. The increase in net investment income was primarily due to an increase of approximately 38 and 49 basis points in the average investment yields three and nine months ended September 30, 2024, respectively.

Losses and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	% Change	2024	2023	% Change
Losses incurred, net	$(9,842)	$(77)	12,682	$(23,559)	$(11,322)	108
Amortization of deferred policy acquisition costs	2,323	2,802	(17)	6,482	7,889	(18)
Other underwriting and operating expenses, net	50,967	50,130	2	162,660	174,191	(7)
Interest expense	8,905	9,254	(4)	26,703	28,005	(5)
Total losses and expenses	$52,353	$62,109	(16)	$172,286	$198,763	(13)

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

Generally, losses follow a seasonal trend in which the first quarter of the year has stronger credit performance than the following three quarters, with higher cure rates and lower new notice activity. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors may result in delinquencies not following the typical pattern.

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other disasters may impact our incurred losses, the amount and timing of paid claims, our inventory of notices of default and our Minimum Required Assets under PMIERs". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of September 30, 2024 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Our estimates are also affected by any agreements we enter into regarding our claims paying practices.

Comparative quarterly results
Losses incurred, net for the third quarter of 2024 were $(9.8) million, a decrease of $9.8 million compared to the third quarter of 2023 losses incurred, net of $(0.1) million. While new delinquency notices added approximately $55.8 million for the three months ended September 30, 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $65.6 million. For three months ended September 30, 2023, new delinquency notices added approximately $48.1 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $48.2 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation - Q3 2024 | 49

Comparative year to date results
Losses incurred, net for the nine months ended September 30, 2024, were $(23.6) million, a decrease of $12.3 million compared to the prior year losses incurred, net of $(11.3) million. While new delinquency notices added approximately $158.3 million for the nine months ended September 30, 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $181.9 million. For the nine months ended September 30, 2023, new delinquency notices added approximately $137.6 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $148.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Composition of losses incurred
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Current year / New notices	$55,764	$48,061	$158,317	$137,626
Prior year reserve development	(65,606)	(48,238)	(181,876)	(148,948)
Losses incurred, net	($9,842)	($177)	($23,559)	($11,322)

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of losses incurred, net to net premiums earned. The loss ratio was (4.0)% and (3.2)% for the three and nine months ended September 30, 2024, compared with 0.0% and (1.6)% for the three and nine months ended September 30, 2023.

Delinquency inventory
A rollforward of our primary delinquency inventory for the three and nine months ended September 30, 2024 and 2023 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Delinquency inventory at beginning of period	23,370	23,823	25,650	26,387
New notices	13,679	12,240	37,300	34,117
Cures	(11,591)	(10,975)	(36,691)	(34,738)
Paid claims	(347)	(359)	(1,012)	(1,018)
Rescissions and denials	(22)	(9)	(57)	(28)
Other items removed from inventory	—	—	(101)	—
Delinquency inventory at end of period	25,089	24,720	25,089	24,720

MGIC Investment Corporation - Q3 2024 | 50

New notice claim rate
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three and nine months ended and as of:
September 30, 2024
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Nine Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	821	2,330	1,836	16
2005-2008	2,546	7,377	6,021	16
2009-2015	493	1,480	1,042	10
2016	409	1,192	771	8
2017	648	1,853	1,173	8
2018	846	2,270	1,583	7
2019	763	2,225	1,398	7
2020	1,404	3,889	2,284	6
2021	2,680	7,267	4,277	6
2022	2,022	5,262	3,426	5
2023	802	1,859	1,071	4
2024	245	296	207	3
Total	13,679	37,300	25,089	9
Claim rate on new notices (1)	7.5%

September 30, 2023
Policy Year	New Delinquency Notices Received in the Three Months Ended	New Delinquency Notices Received in the Nine Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	883	2,543	2,109	19
2005-2008	2,889	8,158	7,236	18
2009-2015	631	2,009	1,506	11
2016	451	1,346	927	10
2017	666	1,862	1,369	9
2018	786	2,286	1,713	9
2019	772	2,236	1,512	8
2020	1,310	3,662	2,274	6
2021	2,268	6,272	3,806	5
2022	1,426	3,543	2,143	5
2023	158	200	125	3
Total	12,240	34,117	24,720	11
Claim rate on new notices (1)	7.5%

(1) Claim rate is the respective year to date weighted average rate.

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

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

MGIC Investment Corporation - Q3 2024 | 51

delinquencies that have not experienced the same level of home price appreciation. The extent and timing of these increases are uncertain.

The majority of loans insured prior to 2014 (which represent 32% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q3 2024	47,779	27,249	57.0%	34
Q2 2024	49,623	30,578	61.6%	36
Q1 2024	45,284	28,267	62.4%	40
Q4 2023	49,720	31,141	62.6%	40
Q3 2023	43,271	28,538	66.0%	41
Q2 2023	40,013	29,803	74.5%	43
Q1 2023	37,412	28,227	75.4%	42

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
	September 30, 2024	December 31, 2023	September 30, 2023
3 months or less	9,621	9,175	8,732
4-11 months	8,339	8,900	8,220
12 months or more (1)	7,129	7,575	7,768
Total	25,089	25,650	24,720
3 months or less	38%	36%	35%
4-11 months	33%	35%	33%
12 months or more	29%	29%	32%
Total	100%	100%	100%
(1)Approximately 29%, 37%, and 39% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

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

Primary delinquency inventory - number of payments delinquent
	September 30, 2024	December 31, 2023	September 30, 2023
3 payments or less	13,096	12,665	11,867
4-11 payments	7,629	8,064	7,570
12 payments or more (1)	4,364	4,921	5,283
Total	25,089	25,650	24,720

3 payments or less	52%	50%	48%
4-11 payments	31%	31%	31%
12 payments or more	17%	19%	21%
Total	100%	100%	100%
(1)Approximately 27%, 34%, and 34% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three and nine months ended September 30, 2024 were consistent with the same periods in the prior year. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local

MGIC Investment Corporation - Q3 2024 | 52

market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The following table presents our net losses and LAE paid for the three and nine months ended September 30, 2024 and 2023.

Net losses and LAE paid
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Direct primary (excluding settlements)	$9	$10	$29	$29
NPL settlements	—	—	1	—
Reinsurance	(1)	(1)	(2)	(1)
LAE and other	2	2	6	5
Net losses and LAE paid	$10	$11	$34	$33

Average Claim Paid	$27,249	$28,538	$28,633	$28,876
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

The primary average RIF on delinquent loans at September 30, 2024, December 31, 2023 and September 30, 2023 for the top 5 jurisdictions (based on the September 30, 2024 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	September 30, 2024	December 31, 2023	September 30, 2023
Texas	$63,505	$59,841	$58,582
Florida	66,157	63,885	61,596
Illinois	45,848	44,562	42,603
Pennsylvania	45,567	44,263	42,858
California	108,058	102,145	100,545
All other jurisdictions	55,248	54,723	54,331
All jurisdictions	$58,538	$57,143	$55,717

The primary average RIF on all loans was $69,658, $67,705, and $66,962 at September 30, 2024, December 31, 2023, and September 30, 2023, respectively.

Loss reserves
The gross reserves at September 30, 2024, December 31, 2023, and September 30, 2023 appear in the table below.

Gross reserves
	September 30, 2024	December 31, 2023	September 30, 2023
Primary (in millions):
Direct case loss reserves	$406	$448	$467
Direct IBNR and LAE reserves	51	54	55
Total primary direct loss reserves	$457	$502	$522

Ending delinquent inventory (count based)	25,089	25,650	24,720
Percentage of loans delinquent (delinquency rate)	2.24%	2.25%	2.14%
Average total primary loss reserves per delinquency	$18,232	$19,562	$21,119
Primary claims received inventory included in ending delinquent inventory (count based)	299	302	284

Other gross reserves (1) (in millions)	$4	$3	$4
(1)Other Gross Reserves includes direct and assumed reserves that are not included within our primary loss reserves.

MGIC Investment Corporation - Q3 2024 | 53

The primary delinquency inventory for the top 15 jurisdictions (based on September 30, 2024 delinquency inventory) at September 30, 2024, December 31, 2023 and September 30, 2023 appears in the following table.

Primary delinquency inventory by jurisdiction
	September 30, 2024	December 31, 2023	September 30, 2023
Texas	2,157	2,094	1,909
Florida *	2,022	2,100	2,025
Illinois *	1,662	1,684	1,547
Pennsylvania *	1,431	1,433	1,466
California	1,368	1,354	1,325
New York *	1,238	1,342	1,370
Ohio *	1,174	1,246	1,221
Michigan	1,144	1,115	1,016
Georgia	922	955	940
New Jersey *	754	774	767
North Carolina	746	705	666
Indiana *	660	645	617
Maryland	658	680	659
Minnesota	566	566	541
Wisconsin *	519	516	528
All other jurisdictions	8,068	8,441	8,123
Total	25,089	25,650	24,720
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at September 30, 2024, December 31, 2023 and September 30, 2023 appears in the following table.

Primary delinquency inventory by policy year
	September 30, 2024	December 31, 2023	September 30, 2023
Policy year:
2004 and prior	1,836	2,072	2,109
2004 and prior %	7%	8%	9%
2005 - 2008	6,021	7,008	7,236
2005 - 2008%	24%	27%	29%
2009 - 2015	1,042	1,414	1,506
2009 - 2015%	4%	6%	6%
2016	771	954	927
2017	1,173	1,365	1,369
2018	1,583	1,750	1,713
2019	1,398	1,550	1,512
2020	2,284	2,383	2,274
2021	4,277	4,237	3,806
2022	3,426	2,605	2,143
2023	1,071	312	125
2024	207	—	—
2016 and later %	65%	59%	56%

Total	25,089	25,650	24,720
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of September 30, 2024, 47% of our primary RIF was written subsequent to December 31, 2021, 72% of our primary RIF was written subsequent to December 31, 2020, and 87% of our primary RIF was written subsequent to December 31, 2019.

MGIC Investment Corporation - Q3 2024 | 54

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended September 30, 2024 and 2023, were $51.0 million and $50.1 million, respectively. Underwriting and other expenses, net for the nine months ended September 30, 2024 and 2023, were $162.7 million and $174.2 million, respectively. The decrease in underwriting and other expenses, net during the nine months ended September 30, 2024 was primarily due to a decrease in pension expenses, and a decrease in expenses related to professional and consulting services. Pension expenses were higher for the nine months ended September 30, 2023 due to settlement accounting charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Underwriting expense ratio	22.4%	22.2%	23.7%	25.8%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio for the nine months ended September 30, 2024, decreased compared with the same period in the prior year primarily due to a decrease in underwriting and other expenses, net, and an increase in net premiums written.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except rate)	2024	2023	2024	2023
Income before tax	$254,296	$234,396	$734,001	$672,382
Provision for income taxes	$54,327	$51,552	$155,707	$143,937
Effective tax rate	21.4%	22.0%	21.2%	21.4%
Our effective tax rate for the three and nine months ended September 30, 2024 and 2023 approximated the statutory tax rate of 21%.

MGIC Investment Corporation - Q3 2024 | 55

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2023.

Consolidated balance sheets - Assets

(in thousands)	September 30, 2024	December 31, 2023	% Change
Investments	$5,980,348	$5,738,734	4
Cash and cash equivalents	288,622	363,666	(21)
Reinsurance recoverable on loss reserves	45,327	33,302	36
Reinsurance recoverable on paid losses	992	9,896	(90)
Deferred incomes taxes, net	56,023	79,782	(30)
Other assets	306,472	313,000	(2)
Total Assets	$6,677,784	$6,538,380	2

Investments - Our investments balance was $6.0 billion as of September 30, 2024, compared to $5.7 billion as of December 31, 2023. The fair value of our investment portfolio increased due to a decrease in the prevailing market interest rates.

The average duration and investment yield of our investment portfolio as of September 30, 2024 and December 31, 2023 are shown in the table below.

Portfolio duration and embedded investment yield
	September 30, 2024	December 31, 2023
Effective duration (in years)	3.8	3.8
Pre-tax yield (1)	4.0%	3.7%
After-tax yield (1)	3.2%	3.0%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of September 30, 2024 and December 31, 2023 are shown in the following table.

Fixed income security ratings
	Security Ratings (1)
Period	AAA	AA	A	BBB
September 30, 2024	10%	35%	35%	20%
December 31, 2023	12%	34%	35%	19%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Cash and cash equivalents - Our cash and cash equivalents balance decreased to $288.6 million as of September 30, 2024, from $363.7 million as of December 31, 2023, as cash used in investing and financing activities was only partially offset by net cash generated by operating activities.

Reinsurance recoverable on paid losses - Reinsurance recoverable on paid losses decreased to $1.0 million at September 30, 2024, from $9.9 million at December 31, 2023. At December 31, 2023 the reinsurance recoverable on paid losses was primarily composed of losses recoverable from reinsurers at the time of termination of the 2020 QSR Transaction. Generally, in a reinsurance termination, amounts for any incurred but unpaid losses are due to us from the reinsurers.

MGIC Investment Corporation - Q3 2024 | 56

Consolidated balance sheets - Liabilities and equity

(in thousands)	September 30, 2024	December 31, 2023	% Change
Loss reserves	$460,574	$505,379	(9)
Unearned premiums	129,551	157,779	(18)
Long-term debt	644,299	643,196	—
Other liabilities	149,284	160,009	(7)
Total Liabilities	$1,383,708	$1,466,363	(6)
Common stock	371,353	371,353	—
Paid-in capital	1,801,788	1,808,113	—
Treasury stock	(1,748,895)	(1,384,293)	26
Accumulated other comprehensive income (loss), net of tax	(204,061)	(316,281)	35
Retained earnings	5,073,891	4,593,125	10
Shareholders’ equity	$5,294,076	$5,072,017	4

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $460.6 million as of September 30, 2024, from $505.4 million as of December 31, 2023. The decrease in loss reserves is primarily from favorable development on previously received delinquency notices, partially offset by loss reserves established on new notices. Reinsurance recoverables on loss reserves were $45.3 million and $33.3 million as of September 30, 2024 and December 31, 2023, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions.

Unearned premiums - Our unearned premium decreased to $129.6 million as of September 30, 2024 from $157.8 million as of December 31, 2023 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Income Taxes - Our current income tax liability was $14.2 million as of September 30, 2024 and is included as a component of other liabilities in our consolidated balance sheets. Our current income tax receivable was $10.8 million as of December 31, 2023 and is included as a component of other assets in our consolidated balance sheets. Our net deferred tax asset was $56.0 million and $79.8 million at September 30, 2024 and December 31, 2023, respectively. The change in our deferred income tax asset was primarily due to the change in the fair market value of our investment portfolio during the nine months ended September 30, 2024. We owned $925.2 million and $848.6 million of tax and loss bonds at September 30, 2024 and December 31, 2023, respectively.

Shareholder’s equity - The increase in shareholders’ equity primarily relates to net income, partially offset by repurchases of our common stock and dividends paid to shareholders in the nine months ended September 30, 2024.

MGIC Investment Corporation - Q3 2024 | 57

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

Summary of consolidated cash flows
	Nine Months Ended September 30,
(In thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$542,654	$526,716
Investing activities	(122,242)	(240,754)
Financing activities	(491,447)	(343,750)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(71,035)	$(57,788)
Net cash provided by operating activities for the nine months ended September 30, 2024 increased when compared with the same period of 2023 primarily due to an increase in investment income, a decrease in other underwriting and operating expenses, net, and a decrease in losses paid, net, partially offset by an increase in net income taxes.

We also have purchase obligations totaling approximately $12.3 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $8.7 million for our purchase obligations.

Future contributions to our qualified pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023, primarily reflects purchases of fixed income securities that exceeded sales and maturities of fixed income securities during the period.

Net cash used in financing activities for the nine months ended September 30, 2024 primarily reflects repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement. Net cash used in financing activities for the nine months ended September 30, 2023, primarily reflects the repurchases of our common stock, dividends to shareholders, and the conversion of our 9% Debentures.

Capitalization
Debt - holding company
As of September 30, 2024, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the terms of our indebtedness.

Liquidity analysis - holding company
As of September 30, 2024 and December 31, 2023, we had approximately $841 million and $918 million, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the nine months ended September 30, 2024, we repurchased 17.5 million shares of our common stock for $373.2 million. As of September 30, 2024 we had remaining authorization to repurchase $651.0 million under our existing share repurchase program. Through October 2024, we repurchased an additional 2.9 million shares totaling $72.4 million under the remaining authorization through December 31, 2026.

MGIC Investment Corporation - Q3 2024 | 58

In the nine months ended September 30, 2024, we paid $97.5 million in dividends to shareholders. On October 24, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share to shareholders of record on November 7, 2024.

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

Significant cash and investments inflows at our holding company during the nine months ended September 30, 2024:
•$350.0 million dividend received from MGIC,
•$34.0 million in intercompany tax receipts,
•$23.1 million of investment income.
Significant cash outflows at our holding company during the nine months ended September 30, 2024:
•$374.8 million of net share repurchase transactions,
•$97.5 million of cash dividends paid to shareholders, and
•$34.1 million of interest payments on our outstanding debt obligation.

The net unrealized gains on our holding company investment portfolio were approximately $5.2 million at September 30, 2024, and the portfolio had an effective duration of approximately 0.9 years.

MGIC paid $350 million in dividends to our holding company in the nine months ended September 30, 2024. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. In October 2024, MGIC paid a $400 million dividend to our holding company.

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at September 30, 2024. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of September 30, 2024, MGIC’s Available Assets under the PMIERs totaled approximately $6.0 billion, an excess of approximately $2.5 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.2 billion of capital credit under the PMIERs as of September 30, 2024. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	September 30, 2024	December 31, 2023
QSR Transactions	$1,174	$1,081
Home Re Transactions	725	921
Traditional XOL Transactions	348	230
Total capital credit for Reinsurance Transactions	$2,247	$2,232

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

MGIC Investment Corporation - Q3 2024 | 59

Risk-to-capital
We compute our risk-to-capital ratio on a separate company statutory basis, as well as on a combined insurance operations basis. The risk-to-capital ratio is our net RIF divided by our policyholders’ position. Our net RIF includes both primary and pool risk in force, net of reinsurance and excludes risk on policies that are currently in default and for which case loss reserves have been established and the risk covered by reinsurance. The risk amount includes pools of loans with contractual aggregate loss limits and without these limits. MGIC’s policyholders’ position consists primarily of statutory policyholders’ surplus (which generally changes due to statutory net income/loss and dividends paid, among other things), plus the statutory contingency loss reserve. The statutory contingency loss reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual additions to a contingency loss reserve of approximately 50% of earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency loss reserve when incurred losses exceed 35% of earned premiums in a calendar year.

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	September 30, 2024	December 31, 2023
RIF - net (1)	$58,209	$58,832
Statutory policyholders’ surplus	651	636
Statutory contingency loss reserve	5,401	5,131
Statutory policyholders’ position	$6,052	$5,767
Risk-to-capital	9.6:1	10.2:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.6 billion at September 30, 2024 and $1.6 billion at December 31, 2023) for which loss reserves have been established.

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

Financial Strength Ratings
Financial strength ratings are published by third-party rating agencies as an independent opinion of an insurer’s financial strength and ability to meet ongoing insurance and contract obligations. The financial strength ratings for MGIC and MAC are listed below:

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	A3	Positive
Standard and Poor’s Rating Services	A-	Stable
A.M. Best	A	Stable

MAC financial strength ratings
Rating Agency	Rating	Outlook
A.M. Best	A	Stable

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MGIC Investment Corporation - Q3 2024 | 60

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Part II, Item 1 A of our quarterly report on form 10Q for the quarters ended March 31, 2024, and June 30, 2024 and Part II, Item 1 A of this Quarterly Report on Form 10-Q. The Risk Factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At September 30, 2024, the effective duration of our fixed income investment portfolio was 3.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.8% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period.

Changes in internal control over financial reporting
In the third quarter of 2024, we implemented enhancements to our financial management system. During this implementation we have taken steps to implement and maintain appropriate and effective internal control over financial reporting and will continue to evaluate the design and operating effectiveness of internal control over financial reporting in subsequent periods.

Other than the aforementioned implementation of enhancements to our financial management system, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q3 2024 | 61

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
MGIC Investment Corporation is the holding company for our insurance operating subsidiaries. At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries and cash and investments. Dividends and other permitted distributions from MGIC are the holding company's primary source of funds used to meet ongoing cash requirements, including future debt service payments, repurchases of its shares, payment of dividends to our shareholders, and other expenses. Other sources of holding company cash inflow include investment income and raising capital in the public markets. The payment of dividends from MGIC is subject to regulatory approval as described in our Annual Reports on Form 10-K. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The prescribed limits are based on a rolling 12-month period, and as such, the impact of the limitations will vary over time. In the twelve months ended September 30, 2024, MGIC paid $650 million in dividends to the holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the board of directors, and after considering any updated estimates about our business, subject to regulatory approval.
The long-term debt obligations are owed by the holding company and not its subsidiaries. At September 30, 2024, we had approximately $841 million in cash and investments at our holding company and our holding company’s long-term debt obligations were $650 million in aggregate principal amount. Annual debt service on the long-term debt obligations outstanding as of September 30, 2024, is approximately $34 million. The inability of MGIC to pay dividends (or other intercompany amounts due) in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations, and our ability to repay debt, repurchase shares and/or pay dividends to shareholders.

If any capital contributions to our subsidiaries are required, such contributions would decrease our holding company cash and investments.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended September 30, 2024.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
July 1, 2024	July 31, 2024	2,295,301	$22.72	2,295,301	$721,227,385
August 1, 2024	August 31, 2024	1,582,969	24.03	1,582,969	683,185,288
September 1, 2024	September 30, 2024	1,295,281	25.22	1,295,281	650,516,707
		5,173,551	$23.75	5,173,551

(1)In April of 2024, our Board of Directors approved an additional share repurchase program, authorizing us to repurchase up to an additional $750 million of common stock prior to December 31, 2026. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation - Q3 2024 | 62

Item 5. Other Information
During the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.
(Part II, Item 6)

Index to exhibits

Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
10.11.6	MGIC Investment Corporation Executive Severance Plan *	10Q	10.11.6	July 31, 2024
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002 †
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002 †
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”) ††
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, June 30, 2024, and September 30, 2024 and through updating of various statistical and other information †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q3 2024 | 63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 4, 2024.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President, Chief Financial Officer and
Chief Risk Officer

MGIC Investment Corporation - Q3 2024 | 64