Form 10-K
period 2024-12-31
MGIC INVESTMENT CORP
filed 2025-02-26
CIK 876437

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue
Milwaukee,	Wisconsin	53202
(Address of principal executive offices)		(Zip Code)
(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1 per share	MTG	New York Stock Exchange

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
MGIC Investment Corporation 2024 Form 10-K | 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. : Approximately $5.6 billion*

* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 21, 2025, there were 242,706,658 shares of common stock of the registrant, par value $1.00 per share, outstanding.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2025 Annual Meeting of Shareholders, provided such Proxy Statement is filed within 120 days after December 31, 2024. If not so filed, the information provided in Items 10 through 14 of Part III will be included in an amended Form 10-K filed within such 120 day period.
Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed.

MGIC Investment Corporation 2024 Form 10-K | 2

MGIC Investment Corporation and Subsidiaries

MGIC Investment Corporation 2024 Form 10-K | 3

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

MGIC Investment Corporation 2024 Form 10-K | 4

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

MGIC Investment Corporation 2024 Form 10-K | 5

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

NIW
New Insurance Written, is the aggregate original principal amount of the mortgages that are insured during a period

N/M
Data, or calculation, deemed not meaningful for the period presented

NPL Settlement
The commutation of coverage on non-performing loans, which are delinquent loans, at any stage in their delinquency

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

2023 QSR
Our QSR transaction that provides coverage on eligible NIW in 2023

2024 QSR
Our QSR transaction that provides coverage on eligible NIW in 2024

2025 QSR
Our QSR transaction that will provide coverage on eligible NIW in 2025

2026 QSR
Our QSR transaction that will provide coverage on eligible NIW in 2026

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

MGIC Investment Corporation 2024 Form 10-K | 6

MGIC Investment Corporation and Subsidiaries

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

MGIC Investment Corporation 2024 Form 10-K | 7

Item 1. Business
See the "Glossary of terms and acronyms" for definitions and descriptions of terms used throughout this annual report.

A.    General
We are a holding company and through wholly-owned subsidiaries we provide private mortgage insurance, other mortgage credit risk management solutions, and ancillary services. In 2024, our total revenues were $1.2 billion and our primary NIW was $55.7 billion. As of December 31, 2024, our direct primary IIF was $295.4 billion and our direct primary RIF was $78.8 billion. For further information about our results of operations, see our consolidated financial statements in Item 8 and our MD&A in Item 7. As of December 31, 2024, our principal mortgage insurance subsidiary, MGIC, was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. During 2024, we wrote new insurance in each of those jurisdictions.
2025 BUSINESS STRATEGIES
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
2024 ACCOMPLISHMENTS
Following are several of our 2024 accomplishments that furthered our business strategies.
•Earned $763 million of net income ($2.89 per diluted share) for the year, compared to $713 million ($2.49 per diluted share) in 2023.
•Expanded our reinsurance program by finalizing quota share reinsurance covering the majority of our 2025 and 2026 NIW and placing a forward-commitment excess of loss reinsurance agreement covering 2024 NIW. These transactions allow us to better manage our risk profile, and they provide an alternative source of capital. We also terminated or amended seasoned reinsurance transactions to recapture attractive risk and reduce future ceded premium.
•Paid $750 million of cash dividends from MGIC to our holding company, a 25% increase from the $600 million paid in 2023.
•Maintained financial strength and capital flexibility while returning approximately $698 million in capital to shareholders:
◦Ended 2024 with $1.1 billion of cash and investments at the holding company, an increase of $0.2 billion during the year.
◦Repurchased 8.8% of our shares outstanding at the beginning of the year.
◦Paid shareholder dividends of $0.49 per share, a 14% increase from the $0.43 per share in 2023.
◦S&P upgraded MGIC's financial strength and credit rating to A- and at the same time upgraded the credit rating on MGIC Investment to BBB-. With this ratings change, MGIC Investment became fully investment grade. The outlook for the ratings is stable.
◦MGIC's Financial Strength Rating was upgraded by A.M Best from A- to A.
•Sustainably reduced operating expenses through streamlining operations, changing processes and workflow optimization. Total gross expenses in 2024 were down 8% from 2023.
•Designed foundational technology to improve customer experience and simplify internal business processes.
•Continued to leverage our analytical capabilities to enable efficiencies.
•Continued work on our Affordable Housing Strategy through partnerships and support for local and national organizations including the Urban Institute, Community Development Financial Institutions Coalition, National Association of Hispanic Real Estate Professionals, National Association of Local Housing Financing Agencies, National Association of Real Estate Brokers, and National Conference of State Housing Agencies.
•Continued the co-worker lead community grant program whereby co-workers nominate non-profit organizations to which the Company made donations.

MGIC Investment Corporation 2024 Form 10-K | 8

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
In recent years, primarily at the direction of FHFA, the GSEs have been focused on, among other things, the promotion of access, affordability, and equitable housing initiatives. In 2022 the GSEs each published Equitable Housing Finance Plans ("Plans"). Updated Plans were subsequently published by each GSE in the spring of 2024. The Plans seek to advance equity in housing finance over a three-year period and include potential changes to the GSEs’ business practices and policies. Specifically relating to mortgage insurance, (1) Fannie Mae’s Plan includes the creation of special purpose credit program(s) ("SPCPs") targeted to historically underserved borrowers and the support of locally-controlled SPCPs with a goal of lowering costs for such borrowers through lower than standard mortgage insurance requirements; and (2) Freddie Mac’s Plan includes plans to work with mortgage insurers to look for ways to lower mortgage costs, the creation of SPCPs targeted to historically underserved borrowers, and the planned purchase of loans originated through lender-created SPCPs. To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, including more broadly than through SPCPs, such changes may negatively impact the mortgage insurance industry.
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
The GSEs have private mortgage insurer eligibility requirements, or "PMIERs", for private mortgage insurers that insure loans delivered to or purchased by the GSEs. The financial requirements of the PMIERs require a mortgage insurer’s Available Assets to equal or exceed its Minimum Required Assets. In August 2024, the GSEs issued updates to the calculation of Available Assets. The update will be implemented through a 24-month phased-in approach, with a fully effective date of September 30, 2026. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs, and does not expect the updated calculation of Available Assets to affect its compliance or eligibility status. In calculating Minimum Required Assets, MGIC receives significant credit for risk ceded under reinsurance transactions. See "Reinsurance" in this Item 1 for information about our reinsurance transactions and "Regulation – Direct Regulation" in this Item 1 for information about our compliance with the financial requirements of the PMIERs.
The private mortgage insurance industry is greatly impacted by macroeconomic conditions that affect home loan originations and credit performance of home loans, including recession, unemployment rates, home prices, restrictions on mortgage credit due to underwriting standards, interest rates, household formations and homeownership rates. During the years leading up to the financial crisis of the 2000s, the mortgage lending industry increasingly made home loans with higher risk profiles. In certain sections of this Annual Report, we discuss our insurance written in 2005-2008 separately from our insurance written in earlier and later years. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. The operating environment for private mortgage insurers materially improved after the financial crisis, as the economy recovered.
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
In 2024, $299 billion of mortgages were insured with primary coverage by private mortgage insurers, compared to $284 billion for the full year of 2023, and $405 billion for the full year of 2022. The high 2022 volume resulted, in part, from historically low interest rates driving sustained borrower demand, including for refinances, and the effect that the COVID-19 pandemic had on demand for homes.

MGIC Investment Corporation 2024 Form 10-K | 9

MGIC Investment Corporation and Subsidiaries

For most of our business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA, VA and USDA. The publication Inside Mortgage Finance estimates that in 2024, the FHA accounted for 33.5% of low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 33.2% in 2023 and 26.7% in 2022. Since 2012, the FHA’s market share has been as low as 23.4% (2020) and as high as 42.1% (in 2012). Factors that influence the FHA’s market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances. In 2023, the FHA announced a 30-basis point decrease in its mortgage insurance premium rates. This rate reduction has negatively impacted our NIW. We are unable to predict the extent of any further impact on our NIW or how the factors that affect the FHA's share of NIW will change in the future.
Inside Mortgage Finance estimates that in 2024, the VA accounted for 24.5% of all low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 21.5% in 2023 and 24.5% in 2022. Since 2012, the VA's market share has been as high as 30.9% (in 2020). The VA's 2023 market share was the lowest since 2013 (22.8%). The VA program offers 100% LTV loans for qualifying borrowers.
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
In addition to being subject to the requirements and practices of the GSEs, private mortgage insurers are subject to comprehensive, detailed regulation by state insurance departments. The insurance laws of 16 jurisdictions, including Wisconsin, MGIC's domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. Additionally, in 2023 a revised Mortgage Guaranty Insurance Model Act was adopted by the NAIC. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. Wisconsin, where MGIC is domiciled, has begun the process to replace current mortgage insurance regulations with the Model Act, though it is expected that some changes will be made before formal adoption.

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

MGIC Investment Corporation 2024 Form 10-K | 10

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

References in this document to amounts of insurance written or in force, risk written or risk in force, and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. Our new primary insurance written was $55.7 billion in 2024, compared to $46.1 billion in 2023 and $76.4 billion in 2022. The increase in 2024 compared to 2023 reflects an increase in refinance volumes, attributed to a brief decline in interest rates during 2024, while purchase origination activity remained relatively flat.
The following charts show, on a direct basis, our primary IIF and primary RIF as of December 31 for the years indicated.

Primary insurance and risk in force
(In billions)	2024	2023	2022	2021	2020
Primary IIF	$295.4	$293.5	$295.3	$274.4	$246.6
Primary RIF	78.8	77.2	76.5	69.3	61.8

For loans sold to a GSE, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2024, a substantial majority of our volume was on loans with GSE standard or higher coverage.
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

MGIC Investment Corporation 2024 Form 10-K | 11

MGIC Investment Corporation and Subsidiaries

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
The percentage of NIW on loans representing refinances was 4% for 2024, compared to 2% for 2023 and 3% for 2022. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be NIW. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and NIW. When a lender and borrower modify a loan rather than replace it with a new one or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans are not included in our NIW.
In addition to varying with the coverage percentage, our premium rates for insurance have varied depending upon the perceived risk of a claim on the insured loan and thus have taken into account, among other things, the LTV ratio, the borrower’s credit score and DTI ratio, the number of borrowers, the property location, the mortgage term and whether the property is the borrower’s primary residence. In recent years, the mortgage insurance industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i)"risk based pricing systems" that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans pursuant to which rates may be available to customers for a defined period of time.

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
During 2024, 2023 and 2022, the single premium plan represented approximately 2%, 4% and 4%, respectively, of our NIW. The monthly premium plan represented approximately 98%, 96% and 96%, respectively. The annual premium plan represented less than 1% of NIW in each of those years. Depending upon the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life.
CRT and Pool Insurance
In connection with the GSEs' credit risk transfer programs, we provide insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. The amount of risk associated with these transactions was approximately $392 million and $310 million as of December 31, 2024 and December 31, 2023, respectively.
We have written no new pool insurance since 2008; however, we may write pool risk in the future. As of December 31, 2024, our direct pool RIF was $226 million ($177 million on pool policies with aggregate loss limits and $49 million on pool policies without aggregate loss limits), compared to $256 million ($186 million on pool policies with aggregate loss limits and $70 million on pool policies without aggregate loss limits) at December 31, 2023.

MGIC Investment Corporation 2024 Form 10-K | 12

MGIC Investment Corporation and Subsidiaries

MORTGAGE INSURANCE PORTFOLIO
Geographic Dispersion
The following tables reflect the percentage of primary RIF in the top 10 jurisdictions and top 10 metropolitan statistical areas at December 31, 2024.

Top 10 jurisdictions – RIF

California	9.0%
Texas	8.0%
Florida	6.7%
Pennsylvania	5.2%
Illinois	4.1%
Virginia	3.8%
New York	3.6%
Ohio	3.5%
North Carolina	3.4%
Maryland	3.3%
Total	50.6%

Top 10 metropolitan-based statistical areas – RIF

New York-Newark-Jersey City	4.3%
Washington-Arlington-Alexandria	4.0%
Chicago-Naperville-Elgin	3.2%
Philadelphia-Camden-Wilmington	2.6%
Dallas-Fort Worth-Arlington	2.6%
Atlanta-Sandy Springs-Roswell	2.4%
Los Angeles-Long Beach-Anaheim	2.4%
Houston-The Woodlands-Sugar Land	2.1%
Minneapolis-St. Paul-Bloomington	1.9%
Phoenix-Mesa-Scottsdale	1.8%
Total	27.3%
The percentages shown above for various metropolitan-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

Policy Year
The following table sets forth the dispersion and certain statistics associated with our primary IIF and RIF as of December 31, 2024, by year(s) of policy origination since we began operations in 1985.

Primary insurance in force and risk in force by policy year
($ in billions)	Insurance in Force		Risk In Force		Weighted Avg. Interest Rate	Delinquency Rate %	Cede Rate %	% of Original Remaining IIF
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.2	0.4%	$0.3	0.4%	7.3%	12.7%	—%	N.M.
2005-2008	$8.7	2.9%	$2.3	2.9%	7.0%	10.0%	—%	3.6%
2009-2019	$27.2	9.2%	$7.2	9.2%	4.3%	3.9%	—%	7.0%
2020	$38.0	12.9%	$10.4	13.2%	3.2%	1.5%	5.2%	33.2%
2021	$69.8	23.6%	$19.0	24.1%	3.1%	1.8%	30.5%	59.3%
2022	$59.3	20.1%	$15.9	20.1%	4.9%	2.0%	30.7%	79.9%
2023	$39.0	13.2%	$10.1	12.8%	6.6%	1.2%	26.7%	84.7%
2024	$52.3	17.7%	$13.6	17.3%	6.7%	0.4%	30.2%	95.4%
Total (1)	$295.4	100.0%	$78.8	100.0%
(1) May not foot due to rounding

MGIC Investment Corporation 2024 Form 10-K | 13

MGIC Investment Corporation and Subsidiaries

Product Characteristics
The following table reflects, at the dates and by the categories indicated, the total dollar amount of primary RIF and the percentage of that primary RIF, as determined on the basis of information available on the date of mortgage origination.

Characteristics of primary risk in force

	December 31, 2024	December 31, 2023
Primary RIF (In billions):	$78.8	$77.2
Loan-to-value ratios:
95.01% and above	16.6%	15.7%
90.01 - 95.00%	53.1%	52.4%
85.01 - 90.00%	26.5%	27.2%
80.01 - 85.00%	3.5%	4.5%
80% and below	0.3%	0.2%
Total	100.0%	100.0%
Debt-to-income ratios:
45.01% and above	19.8%	17.5%
38.01% - 45.00%	32.0%	31.8%
38% and below	48.2%	50.7%
Total	100.0%	100.0%
Loan Type:
Fixed(1)	99.6%	99.6%
ARMs(2)	0.4%	0.4%
Total	100.0%	100.0%
Original Insured Loan Amount:(3)
Conforming loan limit and below	97.6%	97.3%
Non-conforming	2.4%	2.7%
Total	100.0%	100.0%
Mortgage Term:
15-years and under	0.5%	0.7%
Over 15 years	99.5%	99.3%
Total	100.0%	100.0%
Property Type:
Single-family detached	86.6%	86.7%
Condominium/Townhouse/Other attached	12.5%	12.6%
Other(4)	0.9%	0.7%
Total	100.0%	100.0%
Occupancy Status:
Owner occupied	98.3%	98.1%
Second home	1.6%	1.8%
Investor property	0.1%	0.1%
Total	100.0%	100.0%
Documentation:
Reduced:(5)
Stated	0.5%	0.5%
No	0.1%	0.2%
Full documentation	99.4%	99.3%
Total	100.0%	100.0%

MGIC Investment Corporation 2024 Form 10-K | 14

MGIC Investment Corporation and Subsidiaries

Characteristics of primary risk in force

	December 31, 2024	December 31, 2023
FICO Score:(6)
760 and greater	43.9%	43.1%
740 - 759	18.0%	17.9%
720 - 739	14.2%	14.1%
700 - 719	10.6%	10.8%
680 - 699	7.0%	7.3%
660 - 679	3.1%	3.2%
640 - 659	1.6%	1.8%
639 and less	1.6%	1.8%
Total	100.0%	100.0%
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
(2)Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at each of December 31, 2024 and 2023, represented 0.1% of primary RIF. As indicated in note (1), does not include ARMs in which the initial interest rate is fixed for at least five years. For both December 31, 2024 and 2023, ARMs with LTV ratios in excess of 90% represented 0.1%, of primary RIF, respectively.
(3)Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs will purchase. The conforming loan limit for one unit properties was $726,200 for 2023, $766,550 for 2024, and is $806,500 for 2025. The limit for high cost communities has been higher and was $1,149,825 in 2024 compared with $1,209,750 for 2025. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
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
(6)Represents the FICO score at loan origination. The weighted average “decision FICO score” at loan origination for NIW in 2024 was 747 compared to 753 in 2023. The FICO score for a loan with multiple borrowers is the lowest of the borrowers’ decision FICO scores. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

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

CUSTOMERS
Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written and as a result are our customers. To obtain primary insurance from us, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers generated 37% of our NIW in both 2024 and 2023. Our relationships with our customers could be adversely affected by a variety of factors, including if our premium rates are higher than those of our competitors, our underwriting requirements are more restrictive than those of our competitors, or our customers are dissatisfied with our claims-paying practices (including insurance policy rescissions and claim curtailments). Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses” in Item 1A.

MGIC Investment Corporation 2024 Form 10-K | 15

MGIC Investment Corporation and Subsidiaries

SALES AND MARKETING AND COMPETITION
Sales and Marketing
Our employees sell our insurance products throughout the United States, Puerto Rico, and Guam.

Competition
Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. We and other private mortgage insurers compete directly with federal and state government and quasi-governmental agencies, principally the FHA and the VA. The FHA, VA and USDA sponsor government-backed mortgage insurance programs, and it is estimated that during 2024, they accounted for a combined approximately 58.9% of the total low down payment residential mortgages which were subject to FHA, VA, USDA or primary private mortgage insurance, compared to 55.9% in 2023. For more information about the market share of the FHA and the VA, see “Overview of the Private Mortgage Insurance Industry and its Operating Environment” above.

The PMI industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on premium rates, underwriting requirements, financial strength (including based on credit or financial strength ratings), customer relationships, name recognition, reputation, strength of management teams and field organizations, and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.
The U.S. PMI industry currently consists of six active mortgage insurers and their affiliates, including MGIC. Our market share (as measured by NIW) was 18.6% in 2024, compared to 16.3% in 2023. (source: Inside Mortgage Finance).
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

In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, enterprise risk management and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time. At the time that this annual report was finalized, the financial strength of MGIC was rated A (with a stable outlook) by A.M. Best, A3 (with a positive outlook) by Moody’s Investors Service and A- (with a stable outlook) by Standard & Poor’s Global Ratings.

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
Risk Governance
The Company maintains a Senior Management Oversight Committee (“SMOC”) that, at the management level, serves as its primary business, operations, strategy, and risk management oversight committee. SMOC is the senior-most committee of management leadership and oversees the identification and governance of key risks and oversees the Company's ERM framework. SMOC manages the risks associated with strategic and business issues critical to the Company, such as those related to credit policy, the characteristics of the Company's new insurance and insurance in force, existing and proposed new regulation, product pricing, and capital structure. Relating specifically to ERM, SMOC oversees development and implementation of the Company's ERM framework, including the identification and governance of key risks, and monitoring of the Company's risk profile as it relates to those key risks. SMOC is chaired by the Company's Chief Executive Officer. Other members are the Company's President and Chief Operating Officer, General Counsel, and Chief Financial and Risk Officer, who is the principal management liaison to the Risk Management Committee. SMOC also has sub-committees to assist in the effective discharge of its responsibilities for oversight and management of specific risk. These sub-committees create additional transparency across the major types of risk the Company manages, increase communication and collaboration, and develop talent.

The Board implements its risk oversight function as a whole and through delegation to its Committees which meet regularly and report back to the full Board. The Risk Management Committee coordinates with the Board and other Board Committees regarding the assignment to the Board and Committees of oversight responsibilities for risks considered to have the greatest potential to materially

MGIC Investment Corporation 2024 Form 10-K | 16

MGIC Investment Corporation and Subsidiaries

impact the Company's ability to accomplish its strategic goals. Each Committee's charter describes its principal responsibilities, including its oversight responsibility for applicable key risks.
Corporate Sustainability Risk Governance
The Company maintains a Corporate Sustainability Executive Council that, at the management level, supports the Company's on-going commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to the Company. In performing this general responsibility, the Council has discretion to: adopt the Company’s general strategy with respect to sustainability matters; identify current and emerging sustainability issues that may affect the Company’s business, strategy, operations, performance, or public image; make recommendations regarding policies, practices, procedures, or disclosures to address sustainability matters; oversee the Company’s corporate sustainability and related disclosures surrounding sustainability matters; and advise on material concerns of shareholders or stakeholders regarding sustainability matters.

The Board has delegated oversight for the following sustainability matters to the following committees, who regularly report their actions to the Board:
•Risk Management Committee: Mortgage Credit Risk, including risks associated with climate change.
•Management Development, Nominating and Governance Committee: Corporate governance and human capital management policies such as executive compensation; succession planning; recruitment, management recruitment, retention, training and development; workforce planning, recruitment, morale and talent; diversity and inclusion initiatives; and work environment, including health and safety.
•Securities Investment Committee: Our investment portfolio; such oversight may include consideration of sustainability factors.
•Audit Committee: Disclosure controls and procedures relating to financial reports made to the SEC and corporate sustainability reports.
•Business Transformation and Technology Committee: Cybersecurity and business continuity.
Risk Management and Controls
The Company has established enterprise-wide policies, procedures and processes to allow it to identify, assess, monitor and manage the Company’s various risks. Management of these risks is an interdepartmental endeavor, with oversight by the Chief Financial Officer and Chief Risk Officer, and the SMOC. The Company’s Internal Audit function, which reports to the Audit Committee of the Board of Directors, provides independent ongoing assessments of the Company’s management of certain enterprise risks and reports its findings to the Audit Committee.

Risk Identification and Assessment
On a regular basis, the Company monitors key risks with a focus on identifying risks or changes to risks with the greatest impact on the Company's ability to accomplish its strategic goals. In addition to the ongoing monitoring, the Company also identifies key risks in a bottom up process facilitated through questionnaires and discussions during an annual compliance and risk forum with co-workers across a number of business functions. The results of the identification process are presented to the Board's Audit Committee.

Risk Reporting and Communication The Company's Risk Management and Finance departments produce various analyses, reports and key risk indicators (“KRIs”) that are reported to the SMOC, the Risk Management Committee and the Board quarterly.  For our largest risk exposure, mortgage credit risk, these KRIs include risk factors for the Company’s NIW, IIF, quality control and claim activity, and the quarterly reports include performance relative to metrics and thresholds. Each of the other Board Committees also receive regular reporting concerning the risks they oversee.

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
•the loan product, which encompasses the LTV ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property (including its use) and the purpose of the loan;
•origination practices of lenders and the percentage of coverage on insured loans; and

MGIC Investment Corporation 2024 Form 10-K | 17

MGIC Investment Corporation and Subsidiaries

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
•for loans for which the subject property will be an investment property or second home as opposed to a borrower's primary residence; and

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

Underwriting Insurance Applications
Applications for mortgage insurance are submitted to us through both our delegated and non-delegated submission options. Under the delegated option, applications are submitted to us electronically and we rely upon the lender’s representations and warranties that the data submitted is true, accurate and consistent with the documents in the lender's loan origination file, when making our insurance decision. Non-delegated applications are submitted with documents from the lender’s loan origination file. Regardless of the submission option, we apply our underwriting requirements and premium rate plans to determine coverage eligibility and the premium rate. If the loan is eligible for coverage, we will issue a commitment to insure the loan.

Beginning in 2013, we aligned most of our underwriting requirements with Fannie Mae and Freddie Mac for loans that receive and are processed in accordance with certain approval recommendations from a GSE automated underwriting system. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting. We may approve loans that do not meet all of our underwriting requirements under certain circumstances.

Exposure to Catastrophic Losses
The PMI industry experienced catastrophic losses in the mid-to-late 1980s, similar to the losses we experienced in 2007-2013. For background information about such losses in 2007-2013, as well as information about the effects of the COVID-19 pandemic, refer to “General – Overview of Private Mortgage Insurance Industry and its Operating Environment” above.

Delinquencies
The claim cycle on PMI generally begins with the insurer’s receipt of notification of a delinquency on an insured loan from the loan servicer. For reporting purposes, a loan is generally considered to be delinquent when it is two or more payments past due. Most servicers report delinquent loans to us within this two month period. The incidence of delinquency is affected by, both macroeconomic conditions (e.g. unemployment rates, income growth rates, a decrease in home prices, etc.) and individual borrower situations (e.g. family status, health issues, income loss, credit worthiness, etc.) Delinquencies that are not cured result in a claim to us. See “– Claims.” Delinquencies may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage. In addition, when a policy is rescinded or a claim is denied we remove the loan from our delinquency inventory.

MGIC Investment Corporation 2024 Form 10-K | 18

MGIC Investment Corporation and Subsidiaries

The following table shows the number of insured primary loans, the related number of delinquent loans, the percentage of loans delinquent (delinquency rate), and claims received inventory as of December 31, 2020-2024.

Delinquency statistics for the MGIC book

	December 31,
	2024	2023	2022	2021	2020
Primary Insurance:
Insured loans in force	1,118,308	1,139,796	1,180,419	1,164,984	1,126,079
Delinquent loans	26,791	25,650	26,387	33,290	57,710
Percentage of loans delinquent (delinquency rate)	2.40%	2.25%	2.22%	2.80%	5.11%
Delinquent loans in our claims received inventory	319	302	267	211	159

Different geographical areas may experience different delinquency rates due to varying localized economic conditions from year to year and the amount of time it takes for foreclosures to be completed for uncured delinquencies. The primary delinquency rate for the top 15 jurisdictions (based on December 31, 2024 delinquency inventory) at December 31, 2024, 2023, and 2022 appears in the table below.

Primary delinquency rate by jurisdiction

	2024	2023	2022
Florida *	3.7%	2.8%	3.1%
Texas	2.6%	2.5%	2.3%
Illinois *	2.9%	2.7%	2.6%
Pennsylvania *	2.2%	2.1%	2.2%
California	2.5%	2.3%	2.2%
Ohio *	2.3%	2.2%	2.2%
Michigan	2.5%	2.3%	1.9%
New York *	3.1%	3.4%	3.5%
Georgia	2.9%	2.5%	2.3%
North Carolina	2.3%	1.7%	1.7%
New Jersey *	2.5%	2.6%	2.9%
Indiana *	2.7%	2.5%	2.3%
Maryland	2.2%	2.3%	2.4%
Minnesota	1.8%	1.6%	1.6%
South Carolina *	3.3%	2.6%	2.4%
All other jurisdictions	2.0%	2.0%	2.0%

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.
The primary delinquency inventory in those same jurisdictions at December 31, 2024 and 2023 appears in “Management’s Discussion and Analysis – Consolidated Results of Operations – Losses and expenses – Loss Reserves,” in Item 7.

Claims
Claims result from delinquencies that are not cured. Whether a claim results from an uncured delinquency depends, in large part, on the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the delinquency and the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage. Various factors affect the frequency and amount of claims, including local home prices, employment levels, and interest rates. If a delinquency results in a paid claim, any renewal premiums collected to insure the loan for the time period following the last paid installment is returned to the servicer along with the claim payment.

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

The majority of loans we insured prior to 2014 (which represent 29% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years of accumulated interest that an insured may include in a claim. Under our current master policy terms, an insured can include accumulated interest only for the first three years the loan is delinquent.

MGIC Investment Corporation 2024 Form 10-K | 19

MGIC Investment Corporation and Subsidiaries

Other determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan, loss mitigation efforts, and local market conditions. For information about our primary average claim paid, see “Management’s Discussion and Analysis – Consolidated Results of Operations – Net Losses and LAE Paid,” in Item 7.

Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we generally have the option to either (1) pay the coverage percentage specified for the insured loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, (2) pay the loss on the sale of the property if it has already been sold (calculated by subtracting the sale proceeds from the claim amount) or (3) pay 100% of the claim amount in exchange for conveyance to us of good and marketable title to the property. After we receive title to a property, we sell it for our own account. If we fail to pay a claim timely, we are subject to additional interest expense.

Claim activity is not evenly spread throughout the coverage period of a book of primary business. Claims received are generally lower during the first two years following issuance of coverage on a loan. The highest level of claim activity has typically occurred in the third and fourth years after the year of loan origination. Thereafter, the number of claims received has typically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or home price depreciation. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the typical pattern for other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books of business increasing, continuing at stable levels or experiencing a lower rate of decline. As of December 31, 2024, 50% of our primary RIF was written subsequent to December 31, 2021, 74% of our primary RIF was written subsequent to December 31, 2020, and 87% of our primary RIF was written subsequent to December 31, 2019. See “Our Products and Services – Mortgage Insurance – Primary Insurance In Force and Risk In Force by Policy Year” above.

Loss Mitigation
Before paying a claim, generally we review the loan and servicing files to determine the appropriateness of the claim amount. Our insurance policies generally provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us "curtailments.” In each of 2024 and 2023, curtailments reduced our average claim paid by approximately 4.7% and 5.4%, respectively.

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

MGIC Investment Corporation 2024 Form 10-K | 20

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

Our losses incurred were $(14.9) million in 2024, compared to $(20.9) million and $(254.6) million in 2023 and 2022, respectively. For information about losses incurred from 2022 to 2024, including the amounts of losses incurred that are associated with delinquency notices received in the reporting year compared to losses incurred associated with delinquency notices received in prior years, see Note 8 – "Loss Reserves" to our consolidated financial statements in Item 8.

D. Reinsurance Agreements
We have in place quota share reinsurance ("QSR") and excess of loss reinsurance ("XOL") transactions providing various amounts of coverage on our risk in force as of December 31, 2024. These transactions allow us to better manage our risk profile, because they reduce the amount of capital we are required to hold to comply with insurance regulatory requirements and the requirements of the GSEs' PMIERs. Our reinsurance strategy focuses on reinsuring our most recent or future NIW, while recapturing risk on attractive seasoned vintages.

QUOTA SHARE TRANSACTIONS
Our QSR Transactions are with unaffiliated reinsurers. As of December 31, 2024, our QSR transactions cover most of our insurance written from 2021 through 2024, and a smaller percentage of our insurance written from 2025. The weighted average coverage percentage of our QSR transactions was 32.0%, based on risk in force as of December 31, 2024.

At December 31, 2024 and 2023, approximately 68.2% and 60.4%, respectively, of our IIF was subject to quota share reinsurance transactions. In 2024 and 2023, approximately 86.9% and 86.8%, respectively, of our NIW was subject to QSR transactions.

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

EXCESS OF LOSS TRANSACTIONS
We have XOL transactions with a panel of unaffiliated reinsurers executed through the traditional reinsurance market (“Traditional XOL") and with unaffiliated special purpose insurers (“Home Re") transactions. Our Home Re transactions issued notes linked to the reinsurance coverage ("Insurance Linked Notes" or "ILNs"). Our XOL transactions provide XOL reinsurance coverage for a portion of the risk associated with certain mortgage insurance policies having insurance coverage in force dates from August 1, 2020 through December 31, 2024.

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

MGIC Investment Corporation 2024 Form 10-K | 21

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

E. Investment Portfolio
POLICY AND STRATEGY
At December 31, 2024, the fair value of our investment portfolio was approximately $5.9 billion. In addition, at December 31, 2024, our total assets included approximately $229 million of cash and cash equivalents. At December 31, 2024, approximately $1.1 billion of investments and cash and cash equivalents was held by our parent company, and the remainder was held by our subsidiaries, primarily MGIC.

As of December 31, 2024, approximately 94% of our investment portfolio (excluding cash and cash equivalents) was managed by two external investment managers, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion regarding our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

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

Investment Operations
At December 31, 2024, the sectors represented in our investment portfolio were as shown in the table below:

Investment portfolio - sectors

Percentage of Portfolio’s Fair Value
1. Corporate	47%
2. Tax-Exempt Municipals	10%
3. Taxable Municipals	22%
4. Asset-Backed	10%
5. U.S. government and agency debt	5%
6. GNMA and other agency mortgage-backed securities	6%
100%

We have no derivative financial instruments in our investment portfolio. Securities with stated maturities due within up to one year, after one year and up to five years, after five years and up to ten years, and after ten years, represented 12%, 28%, 28%, and 15%, respectively, of the total fair value of our fixed income investment securities. Asset-backed and mortgage-backed securities are not included in these maturity categories as the expected maturities may be different from the stated maturities depending upon the periodic payments during the life of the security. Asset-backed securities represent 10% of the investment portfolio (CLOs represent 3%, CMBS represent 4% and other asset-backed securities represent 3%). GNMA and other agency mortgage-backed securities represent 6% of the investment portfolio. Our pre-tax yield was 4.0%, 3.7%, and 3.0% for 2024, 2023, and 2022, respectively, and our after-tax yield was 3.2%, 3.0%, and 2.5% for 2024, 2023, and 2022, respectively.

MGIC Investment Corporation 2024 Form 10-K | 22

MGIC Investment Corporation and Subsidiaries

Our ten largest holdings at December 31, 2024 appear in the table below:

Investment portfolio - Ten largest holdings

(In thousands)		Fair Value
1	Wells Fargo & Company	$51,153
2	New York St Dorm Auth Rev	49,180
3	Bank of America Corp	44,319
4	Morgan Stanley	43,808
5	Louisiana St & Local Gov Envrnm	33,203
6	Chicago Transit Authority	32,526
7	Philadelphia Auth for Ind Dev	32,443
8	JP Morgan Chase	31,574
9	Regatta VI Funding Ltd.	28,343
10	Anaheim CA Public Funding Auth	27,242
		$373,791

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

Future regulation is expected to address the use of algorithms, artificial intelligence and data and analytics in underwriting to determine pricing and for other purposes.
Wisconsin, our domiciliary state, has adopted the Risk Management and Own Risk and Solvency Assessment Act, which requires, among other things, that we conduct an Own Risk and Solvency Assessment ("ORSA"), at least annually, to assess the material risks associated with our business and our current and estimated projected future solvency position; and maintain a risk management

MGIC Investment Corporation 2024 Form 10-K | 23

MGIC Investment Corporation and Subsidiaries

framework to assess, monitor, manage and report on material risks. Wisconsin has also adopted the annual enterprise risk reporting, group capital calculation, and "Corporate Governance Disclosure" requirements of the relevant NAIC model laws and regulations.

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

At December 31, 2024, MGIC’s risk-to-capital ratio was 10.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion.

In August 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The revised Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current PMI regulations with the Model Act, though it is expected that some changes will be made before formal adoption. See our risk factors “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” and “State Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, for information about regulations governing our capital adequacy and our expectations regarding our future capital position. See "Management's Discussion and Analysis – Liquidity and Capital Resources – Capital Adequacy" in Item 7 for information about our current capital position.

We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of earned premiums. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With regulatory approval, a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of premiums earned in a calendar year. Although MGIC holds assets in excess of its minimum statutory capital requirements and its PMIERs financial requirements, the ability of MGIC to pay dividends is restricted by insurance regulation. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The level of ordinary dividends that may be paid without OCI approval is determined on an annual basis. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2025, MGIC can pay $97 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2024, MGIC paid $750 million in dividends to the holding company. For further information, see Note 14 – “Statutory Information,” to our consolidated financial statements in Item 8.

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, the GSEs impose financial and other requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs (these requirements are referred to as the "PMIERs", as discussed above). These requirements are subject to change from time to

MGIC Investment Corporation 2024 Form 10-K | 24

MGIC Investment Corporation and Subsidiaries

time. Based on our interpretation of the financial requirements of the PMIERs, as of December 31, 2024, MGIC’s Available Assets totaled $5.8 billion, or $2.2 billion in excess of its Minimum Required Assets. MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans purchased by the GSEs. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings. For information about matters that could negatively affect our compliance with the PMIERs, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements and our returns may decrease as we are required to maintain significantly more capital in order to maintain our eligibility” in Item 1A.

The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change, including through administrative action. Such changes, or the release of the GSEs from conservatorship, could have a material adverse effect on us. For more information about the business practices of the GSEs that impact our business, see our risk factor titled "Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses." in Item 1A.

INDIRECT REGULATION
We are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as the GSEs, and regulations affecting government insurers, such as the FHA and the VA, and lenders. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended in ways that affect competition from government agencies. Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.

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

The Office of the Comptroller of the Currency, the Federal Reserve Board, and the Federal Deposit Insurance Corporation have uniform guidelines on real estate lending by insured lending institutions under their supervision. The guidelines specify that a residential mortgage loan originated with loan-to-value ratios above certain levels should have appropriate credit enhancement in the form of mortgage insurance or readily marketable collateral, although no depth of coverage percentage is specified in the guidelines.

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

MGIC Investment Corporation 2024 Form 10-K | 25

MGIC Investment Corporation and Subsidiaries

G. Human Capital
Our talent practices reflect a commitment to creating a positive co-worker experience. We continue to support our co-workers in their career journeys and work to further connect them to each other and the community.
As of December 31, 2024, we had 555 co-workers not including "on-call" and part-time co-workers. The number of “on-call” co-workers can vary substantially, primarily as a result of changes in demand for our services. In recent years, the number of “on-call” co-workers has ranged from fewer than 10 to more than 110.

TOTAL REWARDS AND TALENT PRACTICES
Our total rewards program is designed to provide a competitive package of benefits and compensation elements that recognize the unique needs of our workforce and their families. All full-time MGIC co-workers are eligible to participate in our health program, in addition to a comprehensive medical, dental and vision plan. We also recognize financial health as part of well-being, and currently provide a 401(k) plan with a company match and discretionary annual profit-sharing contributions for qualifying employees.

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

COMMUNITY INVOLVEMENT
Our commitment to community is formalized under the banner of Giving Back, Together, and in 2024 included providing financial and in-kind support for organizations that support housing, youth programs, and the arts in our community and nationwide. We also provided paid time off for co-workers to volunteer or work at election polling places.

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

MGIC Investment Corporation 2024 Form 10-K | 26

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
Losses result from general economic or personal events that reduce a borrower’s ability or willingness to make mortgage payments, such as recession, unemployment, decreases in home prices, health issues, and changes in family status. Such events are outside of our control, difficult to predict, and generally increase loan delinquencies and claims. Additionally, economic conditions may differ from region to region. Information about the geographic dispersion of our risk in force and delinquency inventory can be found in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.
A decline in home prices may make it more difficult for borrowers to sell or refinance their homes, increasing the chances of default. Additionally, a decline in home prices may result in loan balances exceeding home values, discouraging borrowers from continuing to make payments. The seasonally-adjusted Purchase-Only U.S. Home Price Index of the Federal Housing Finance Agency (the “FHFA”), which is based on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac, indicates that home prices increased .3% nationwide in November, 2024 compared to October, 2024. Although the 12 month change in home prices recently reached historically high rates, the rate of growth is moderating: it increased by 4.1% in the first 11 months of 2024, after increasing 6.7%, 6.8%, and 17.8% in 2023, 2022, and 2021, respectively. The national average price-to-income ratio exceeds its historical average, in part as a result of recent home price appreciation outpacing increases in income. Affordability issues can put downward pressure on home prices. A decline in home prices may occur even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, higher interest rates, changes to the tax deductibility of mortgage interest, decreases in the rate of household formations, or other factors.
Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
The substantial majority of our new insurance written ("NIW") is for loans purchased by the GSEs; therefore, the business practices of the GSEs greatly impact our business. The GSEs possess substantial market power, which enables them to influence our business and the mortgage insurance industry in general. In 2008 the housing market was in severe decline, which damaged the financial condition of the GSEs. FHFA placed the GSEs into conservatorship on September 7, 2008 and the FHFA has the authority to control and direct their operations. Given that the Director of the FHFA serves at the pleasure of the President, the agency's agenda, policies and actions may be influenced by the then-current administration. When a new administration is sworn in, the policy direction and oversight of the GSEs may change.

Changes in the status, powers, or supervision of the GSEs, whether through legislation or administrative action, could impact private mortgage insurers, which would have an adverse effect on our business, revenue, results of operations and financial condition. Business practices of the GSEs that affect the mortgage insurance industry include:

MGIC Investment Corporation 2024 Form 10-K | 27

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
•The terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law and the business practices associated with such cancellations. If the GSEs or other mortgage investors change their practices regarding the timing of cancellation of mortgage insurance due to home price appreciation, policy goals, changing risk tolerances or otherwise, we could experience an unexpected reduction in our insurance in force ("IIF"), which would negatively impact our business and financial results. For more information, see the discussion below regarding the GSEs' Equitable Housing Plans and our risk factor titled “The length of time our insurance policies remain in force has a significant impact on our results."
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
•The benchmarks established by the FHFA for loans to be purchased by the GSEs, which can affect the loans available to be insured. In December 2021, the FHFA established the benchmark levels for 2022-2024 purchases of low-income home mortgages, very low-income home mortgages and low-income refinance mortgages, each of which exceeded the 2021 benchmarks. The FHFA also established two new sub-goals: one targeting minority communities and the other targeting low-income neighborhoods. In August 2024, FHFA proposed new benchmark levels for 2025-2027 purchases of low-income home mortgages, very low-income home mortgages and low-income refinance mortgages. The newly-proposed levels for low-income and very low-income home mortgages are lower than the 2022-2024 levels, but are higher than pre-2022 levels. The newly-proposed level for low income refinance mortgages is unchanged from the 2022-2024 level, but is higher than the pre-2022 level.
In recent years, primarily at the direction of FHFA, the GSEs have been focused on, among other things, the promotion of access, affordability, and equitable housing initiatives. In 2022 the GSEs each published Equitable Housing Finance Plans ("Plans"). Updated Plans were published by the GSEs in the spring of 2024. The Plans seek to advance equity in housing finance over a three-year period and include potential changes to the GSEs’ business practices and policies. Specifically relating to mortgage insurance, (1) Fannie Mae’s Plan includes the creation of special purpose credit program(s) ("SPCPs") targeted to historically underserved borrowers and the support of locally-controlled SPCPs with a goal of lowering costs for such borrowers through lower than standard mortgage insurance requirements; and (2) Freddie Mac’s Plan includes plans to work with mortgage insurers to look for ways to lower mortgage costs, the creation of SPCPs targeted to historically underserved borrowers, and the planned purchase of loans originated through lender-created SPCPs. To the extent the business practices and policies of the GSEs regarding mortgage insurance coverage, costs and cancellation change, including more broadly than through SPCPs, such changes may negatively impact the mortgage insurance industry and our financial results.
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

MGIC Investment Corporation 2024 Form 10-K | 28

MGIC Investment Corporation and Subsidiaries

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
Based on our interpretation of the PMIERs, as of December 31, 2024, MGIC’s Available Assets totaled $5.8 billion, or $2.2 billion in excess of its Minimum Required Assets. MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs. In August 2024, the GSEs issued updates to the calculation of Available Assets. The update will be implemented through a 24-month phased-in approach, with a fully effective date of September 30, 2026. If these changes were effective as of December 31, 2024, without a graduated implementation period, MGIC's Available Assets of $5.8 billion would decrease by approximately 1% or $50 million, and MGIC's PMIERs excess would be $2.1 billion.
Our Minimum Required Assets reflect a credit for risk ceded under our QSR and XOL reinsurance transactions, which are discussed in our risk factor titled "Our underwriting practices and the mix of business we write affects our Minimum Required Assets under the PMIERs, our premium yields and the likelihood of losses occurring." The calculated credit for XOL reinsurance transactions under PMIERs is generally based on the PMIERs requirement of the covered loans and the attachment and detachment points of the coverage, all of which fluctuate over time. PMIERs credit is generally not given for the reinsured risk above the PMIERs requirement. The GSEs have discretion to further limit reinsurance credit under the PMIERs. Refer to “Consolidated Results of Operations – Reinsurance Transactions” in Part I, Item 2 of our Quarterly Report on Form 10-Q for information about the calculated PMIERs credit for our XOL transactions. There is a risk we will not receive our current level of credit in future periods for ceded risk. In addition, we may not receive the same level of credit under future reinsurance transactions that we receive under existing transactions. If MGIC is not allowed certain levels of credit under the PMIERs, under certain circumstances, MGIC may terminate the reinsurance transactions without penalty.
The PMIERs generally require us to hold significantly more Minimum Required Assets for delinquent loans than for performing loans and the Minimum Required Assets required to be held increases as the number of payments missed on a delinquent loan increases. If the number of loan delinquencies increases for reasons discussed in these risk factors, or otherwise, it may cause our Minimum Required Assets to exceed our Available Assets. We are unable to predict the ultimate number of loans that will become delinquent. If we are required to hold more capital relative to our insured loans it could adversely affect our business and results of operations, or prohibit or delay us from taking actions that would be advantageous to our investors.
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
Additionally, the PMIERs impose transactional approval conditions that may restrict or delay us from taking certain actions. In the event that one or both of the GSEs does not approve an intended course of action, there may be a material adverse effect on our business and results of operations.
Should capital be needed by MGIC in the future, capital contributions from our holding company may not be available due to competing demands on holding company resources.
Because loss reserve estimates are subject to uncertainties, paid claims may be substantially different than our loss reserves.
When we establish case reserves, we estimate our ultimate loss on delinquent loans by estimating the number of such loans that will result in a claim payment (the "claim rate"), and further estimating the amount of the claim payment (the "claim severity"). Changes to our claim rate and claim severity estimates could have a material impact on our future results, even in a stable economic environment. Our estimates incorporate anticipated cures, loss mitigation activity, rescissions and curtailments. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Our actual claim payments may differ substantially from our loss reserve estimates. Our estimates could be affected by several factors, including a change in regional or national economic conditions as discussed in these risk factors and a change in the length of time loans are delinquent before claims are received. Generally, the longer a loan is delinquent before a claim is received, the greater the severity. Foreclosure moratoriums and forbearance programs increase the average time it takes to receive claims. Generally, losses follow a seasonal trend in which the first half of the year has stronger credit performance than the second half, with higher cure rates and lower new notice activity. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors, may result in delinquencies not following the typical pattern.
We are subject to comprehensive regulation and other requirements, which we may fail to satisfy.
We are subject to comprehensive regulation, including by state insurance departments. Many regulations are designed for the protection of our insured policyholders and consumers, rather than for the benefit of investors. Mortgage insurers, including MGIC, have

MGIC Investment Corporation 2024 Form 10-K | 29

MGIC Investment Corporation and Subsidiaries

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
We provide contract underwriting services, including on loans for which we are not providing mortgage insurance. These services are subject to contractual obligations and federal and state regulation. Our failure to meet the standards set forth in the applicable contracts or regulations would subject us to potential litigation or regulatory action. To the extent that we are construed to make independent credit decisions in connection with our contract underwriting activities, we also could be subject to increased regulatory requirements under the Equal Credit Opportunity Act ("ECOA"), FCRA, and other laws. Under relevant laws, examination may also be made of whether a mortgage insurer's underwriting decisions have a disparate impact on persons belonging to a protected class in violation of the law.
Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business, including payment for the referral of insurance business, premium rates and discrimination in pricing, and minimum capital requirements. The increased use by the private mortgage insurance industry of risk-based pricing systems that establish premium rates based on more attributes than previously considered, and of algorithms, artificial intelligence and data and analytics, has led to additional regulatory scrutiny of premium rates and of other matters such as discrimination in pricing and underwriting, data privacy and access to insurance. For more information about state capital requirements, see our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” For information about regulation of data privacy, see our risk factor titled “We could be materially adversely affected by a cybersecurity breach or failure of information security controls.” For more details about the various ways in which our subsidiaries are regulated, see “Business - Regulation” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023.
While we have established policies and procedures to comply with applicable laws and regulations, many such laws and regulations are complex and it is not possible to predict the eventual scope, duration or outcome of any reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

Pandemics, hurricanes and other disasters may adversely impact our results of operations and financial condition.
Pandemics and other disasters, such as hurricanes, tornadoes, earthquakes, wildfires and floods, or other events related to climate change, could trigger an economic downturn in the affected areas, or in areas with similar risks, which could result in a decrease in home prices, an increased claim rate and increased claim severity in those areas. Due to the increased frequency and severity of natural disasters, some homeowners' insurers are increasing premium rates or withdrawing from certain states or areas that they deem to be high risk. Even though we do not generally insure losses related to property damage, the inability of a borrower to obtain hazard and/or flood insurance, or the increased cost of such insurance, could lead to a decrease in home prices in the affected areas and an increase in delinquencies and our incurred losses.
The PMIERs require us to maintain significantly more "Minimum Required Assets" for delinquent loans than for performing loans. See our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."
Pandemics and other disasters could also lead to increased reinsurance rates or reduced availability of reinsurance. This may cause us to retain more risk than we otherwise would and could negatively affect our compliance with the financial requirements of State Capital Requirements and the PMIERs. Similarly, pandemics and other disasters may impact the value of and cause volatility in our investment portfolio, which could also negatively affect our compliance with the financial requirements of PMIERs.
FHFA is working to incorporate climate risk considerations into its policy development and processes. The FHFA has instructed the GSEs to designate climate change as a priority concern and actively consider its effects in their decision making. FHFA has established internal working groups and a steering committee in order to ensure that the GSEs are accounting for the risks associated with climate change and natural disasters. In May 2024, FHFA published an advisory bulletin highlighting the need for the GSEs to establish, as appropriate, risk management practices that identify, assess, control, monitor and report climate-related risks, and the need to have appropriate risk management policies, standards, procedures, controls and reporting systems in place. It is possible that efforts to manage these risks by the FHFA, GSEs (including through GSE guideline or mortgage insurance policy changes) or others could materially impact the volume and characteristics of our NIW (including its policy terms), home prices in certain areas and defaults by borrowers in certain areas.
Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions.
We have in place QSR and XOL reinsurance transactions providing various amounts of coverage on our risk in force as of December 31, 2024. Refer to Part 1, Note 4 – “Reinsurance” and Part 1, Item 2 “Consolidated Results of Operations – Reinsurance Transactions” of our Quarterly Report on Form 10-Q, for more information about coverage under our reinsurance transactions. The reinsurance transactions reduce the tail-risk associated with stress scenarios. As a result, they reduce the risk-based capital that we are required to hold to support the risk and they allow us to earn higher returns on risk-based capital for our business than we would without them.

MGIC Investment Corporation 2024 Form 10-K | 30

MGIC Investment Corporation and Subsidiaries

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
In accordance with accounting principles generally accepted in the United States, we establish case reserves for insurance losses and loss adjustment expenses only when delinquency notices are received for insured loans that are two or more payments past due and for loans we estimate are delinquent but for which delinquency notices have not yet been received (which we include in “IBNR”). Losses that may occur from loans that are not delinquent are not reflected in our financial statements, except when a "premium deficiency" is recorded. A premium deficiency would be recorded if the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves on the applicable loans. As a result, future losses incurred on loans that are not currently delinquent may have a material impact on future results as delinquencies emerge. As of December 31, 2024, we had established case reserves and reported losses incurred for 26,791 loans in our delinquency inventory and our IBNR reserve totaled $29 million. The number of loans in our delinquency inventory may increase from that level as a result of economic conditions relating to current global events or other factors and our losses incurred may increase.
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
At December 31, 2024, MGIC’s risk-to-capital ratio was 10.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. Our risk-to-capital ratio and MPP reflect credit for the risk ceded under our reinsurance agreements with unaffiliated reinsurers. If MGIC is not allowed an agreed level of credit under the State Capital Requirements, MGIC may terminate the reinsurance transactions, without penalty.
In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current mortgage insurance regulations with the Model Act, though it is expected that some changes will be made before formal adoption.
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

MGIC Investment Corporation 2024 Form 10-K | 31

MGIC Investment Corporation and Subsidiaries

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline.
The factors that may affect the volume of low down payment mortgage originations include the health of the U.S. economy; conditions in regional and local economies and the level of consumer confidence; the health and stability of the financial services industry; restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues or risk-retention and/or capital requirements affecting lenders; the level of home mortgage interest rates; housing affordability; new and existing housing availability; the rate of household formation, which is influenced, in part, by population and immigration trends; homeownership rates; the rate of home price appreciation, which in times of heavy refinancing can affect whether refinanced loans have LTV ratios that require private mortgage insurance; tax policy; and government housing policy encouraging equitable housing and loans to first-time homebuyers. A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance and limit our NIW. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or are unable to obtain capital relief for mortgage insurance.”
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
Government-supported mortgage insurance programs are not subject to the same capital requirements, risk tolerance or business objectives as private mortgage insurance companies and generally have greater financial flexibility in setting their pricing, guidelines and capacity, which could put us at a competitive disadvantage. If the FHA or other government-supported mortgage insurance programs increase their share of the mortgage insurance market, our business could be affected. Factors that influence market share include relative rates and fees, underwriting guidelines and loan limits of the FHA, VA, private mortgage insurers and the GSEs; changes to the GSEs' business practices; lenders' perceptions of legal risks under FHA versus GSE programs; flexibility for the FHA to establish new products as a result of federal legislation and programs; returns expected to be obtained by lenders for Ginnie Mae securitization of FHA-insured loans compared to those obtained from selling loans to the GSEs for securitization; and differences in policy terms, such as the ability of a borrower to cancel insurance coverage under certain circumstances.
The FHA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 33.5% in 2024, 33.2% in 2023, and 26.7% in 2022. Since 2012, the FHA’s market share has been as low as 23.4% (2020) and as high as 42.1% (in 2012). In February, 2023 the FHA announced a 30-basis point decrease in its mortgage insurance premium rates. This rate reduction has negatively impacted our NIW. The extent of the future impact of this rate reduction, or that of any other future government-supported mortgage insurance program premium changes, on our NIW is uncertain.
The VA's share of the low down payment residential mortgages that were subject to FHA, VA, USDA or primary private mortgage insurance was 24.5% in 2024, 21.5% in 2023, and 24.5% in 2022. Since 2012, the VA's market share has been as high as 30.9% (in

MGIC Investment Corporation 2024 Form 10-K | 32

MGIC Investment Corporation and Subsidiaries

2020). The VA's 2023 market share was the lowest since 2013 (22.8%). The VA program offers 100% LTV ratio loans for qualifying borrowers.
In July 2023, the Federal Reserve Board, Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency proposed a revised regulatory capital rule that would impose higher capital standards on large U.S. banks. Under the proposed regulation's new expanded risk-based approach, affected banks would no longer receive risk-based capital relief for mortgage insurance on loans held in their portfolios. If adopted as proposed, the regulation is expected to have a negative effect on our NIW; however, at this time it is difficult to predict the extent of the impact. In September 2024, it was announced that regulators may revise the proposed rule, including by lowering the proposed-risk weighting for loans secured by residential real estate. It is unknown at this time what, if any, effect this would have on our NIW. More recently, in November 2024, it was announced that the proposed rule will be placed on hold pending the installation of the new Presidential Administration.
The length of time our insurance policies remain in force has a significant impact on our results.
The premium from a single premium policy is collected upfront and generally earned over the estimated life of the policy. In contrast, premiums from monthly and annual premium policies are received each month or year, as applicable, and earned each month over the life of the policy. In each year, most of our premiums earned are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is generally measured by annual persistency (the percentage of our insurance remaining in force from one year prior), is a significant determinant of our revenues. A higher than expected persistency rate may decrease the profitability from single premium policies because they will remain in force longer and may increase the incidence of claims that was estimated when the policies were written. A low persistency rate on monthly and annual premium policies will reduce future premiums but may also reduce the incidence of claims, while a high persistency on those policies will increase future premiums but may increase the incidence of claims.
Our annual persistency rate was 84.8% at December 31, 2024, 86.1% at December 31, 2023, and 82.2% at December 31, 2022. Since 2018, our annual persistency rate ranged from a high of 86.3% at September 30, 2023, to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our insurance in force. The amount of equity affects persistency in the following ways:
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
We depend on reliable, consistent third-party servicing of the loans that we insure. An increase in delinquent loans may result in liquidity issues for servicers. When a mortgage loan that is collateral for a mortgage-backed security ("MBS") becomes delinquent, the servicer is usually required to continue to pay principal and interest to the MBS investors, generally for four months, even though the servicer is not receiving payments from borrowers. This may cause liquidity issues, especially for non-bank servicers (who service approximately 55% of the loans underlying our IIF as of December 31, 2024) because they do not have the same sources of liquidity that bank servicers have.
While there has been no disruption in our premium receipts through the fourth quarter of 2024, servicers who experience future liquidity issues may be less likely to advance premiums to us on policies covering delinquent loans or to remit premiums on policies covering loans that are not delinquent. Our policies generally allow us to cancel coverage on loans that are not delinquent if the premiums are not paid within a grace period.
An increase in delinquent loans or a transfer of servicing resulting from liquidity issues, may increase the operational burden on servicers, cause a disruption in the servicing of delinquent loans and reduce servicers’ abilities to undertake mitigation efforts that could help limit our losses.
We have delegated authority to the GSEs to implement certain loss mitigation options (e.g., modifications, short sales, deeds-in-lieu and foreclosure bidding) on certain loans we insure. The GSEs in turn have delegated such authority to most of their approved servicers, pursuant to delegation agreements. Servicers who service GSE-owned loans are required to operate under the GSEs' required standards in accepting certain loss mitigation alternatives. We rely on these servicers to appropriately make decisions to mitigate our exposure to loss. In some cases, loss mitigation decisions may not be favorable to us and may increase the incidence of paid claims. Ineffective delegation procedures or the failure of servicers to operate pursuant to required standards may increase our losses and have an

MGIC Investment Corporation 2024 Form 10-K | 33

MGIC Investment Corporation and Subsidiaries

adverse effect on our business, financial condition and operating results. We may terminate delegation of these loss management decisions to the GSEs; however, such termination may adversely affect our relationship with the GSEs and servicers.
The information presented in this report and on our website with respect to the mortgage loans we insure is based on information reported to us by third parties, including the servicers and originators of the mortgage loans, and information presented may be subject to lapses or inaccuracies in reporting from such third parties. In many cases, we may not be aware that information reported to us is incorrect until such time as a claim is made against us under the relevant insurance policy. We do not consistently receive monthly policy status information from servicers for single premium policies and may not be aware that the mortgage loans insured by such policies have been repaid. We periodically attempt to determine if coverage is still in force on such policies by asking the last servicer of record or through the periodic reconciliation of loan information with certain servicers. It may be possible that our reports continue to reflect, as active, policies on mortgage loans that have been repaid.
Risk Factors Relating to Our Business Generally
If our risk management programs are not effective in identifying, or adequate in controlling or mitigating, the risks we face, or if the models we use are inaccurate, it could have a material adverse impact on our business, results of operations and financial condition.
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
We are heavily dependent on our information technology systems to conduct our business. Our ability to efficiently operate our business depends significantly on the reliability and capacity of our systems and technology. The failure of our systems and technology, or our disaster recovery and business continuity plans, to operate effectively could affect our ability to provide our products and services to customers, reduce efficiency, or cause delays in operations. Significant capital investments might be required to remediate any such problems. We are also dependent on our ongoing relationships with key technology providers, including provisioning of their services, products and technologies, and their ability to support those products and technologies. The inability of these providers to successfully provide and support those products could have an adverse impact on our business and results of operations.
From time to time we upgrade, automate or otherwise transform our information systems, business processes, risk-based pricing system, and our system for evaluating risk. Certain information systems have been in place for a number of years and it has become increasingly difficult to support their operation. The implementation of technological and business process improvements, as well as their integration with customer and third-party systems when applicable, is complex, expensive and time consuming. If we fail to timely and successfully implement and integrate the new technology systems, if the third party providers upon which we are reliant do not perform as expected, if our legacy systems fail to operate as required, or if the upgraded systems and/or transformed and automated business processes do not operate as expected, it could have a material adverse impact on our business and results of operations.
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

MGIC Investment Corporation 2024 Form 10-K | 34

MGIC Investment Corporation and Subsidiaries

malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction. We could be similarly affected by threats against our vendors and/or third-parties with whom we share information.

Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools and techniques that may hinder our ability to identify, investigate and recover from incidents. The development and use of artificial intelligence ("AI") may increase our information security risks. For example, it may be more difficult to defend against cybersecurity breaches if AI is used to create attacks or bypass security measures. The relative newness of AI technology, and the lack of laws, regulations or standards governing its use may also increase the risk of misuse by us or by third parties with whom we do business. Cyber attacks may additionally increase as a result of retaliation by threat actors against actions taken by the U.S. and other countries in connection with wars and other global events. We operate under a hybrid workforce model and such model may be more vulnerable to security breaches.

While we have information security policies and systems in place to secure our information technology systems and to prevent unauthorized access to or disclosure of sensitive information, there can be no assurance with respect to our systems and those of our third-party vendors that unauthorized access to the systems or disclosure of sensitive information, either through the actions of third parties or employees, will not occur. Due to our reliance on information technology systems, including ours and those of our customers and third-party service providers, and to the sensitivity of the information that we maintain, unauthorized access to the systems or disclosure of the information could adversely affect our reputation, severely disrupt our operations, result in a loss of business and expose us to material claims for damages and may require that we provide free credit monitoring services to individuals affected by a security breach.

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
Depending on the actual life of a single premium policy and its premium rate relative to that of a monthly premium policy, a single premium policy may generate more or less premium than a monthly premium policy over its life. The percentage of our NIW from all single premium policies was 2.4% in 2024. Beginning in 2012, the annual percentage of our NIW from single premium policies has been as low as 2.4% in 2024 and as high as 20.4% in 2015.
As discussed in our risk factor titled "Reinsurance may be unavailable at current levels and prices, and/or the GSEs may reduce the amount of capital credit we receive for our reinsurance transactions," we have in place various QSR transactions. Although the transactions reduce our premiums, they have a lesser impact on our overall results, as losses ceded under the transactions reduce our losses incurred and the ceding commissions we receive reduce our underwriting expenses. The effect of the QSR transactions on the various components of pre-tax income will vary from period to period, depending on the level of ceded losses incurred. We also have in place various XOL reinsurance transactions under which we cede premiums. Under the XOL reinsurance transactions, for the respective reinsurance coverage periods, we retain the first layer of aggregate losses and the reinsurers provide second layer coverage up to the outstanding reinsurance coverage amount.
In addition to the effect of reinsurance on our premiums, if credit performance remains strong and loss ratios remain low, we expect a decline in our in force portfolio yield over time as competition in the industry results in lower premium rates. Refinance transactions on single premium policies benefit the yield due to the impact of accelerated earned premium from cancellation prior to their estimated life. Recent low levels of refinance transactions have reduced that benefit.
Our ability to rescind insurance coverage became more limited for new insurance written beginning in mid-2012, and it became further limited for new insurance written under our revised master policy that became effective March 1, 2020. These limitations may result in higher losses paid than would be the case under our previous master policies.
From time to time, in response to market conditions, we change the types of loans that we insure. We also may change our underwriting guidelines, including by agreeing with certain approval recommendations from a GSE automated underwriting system. We also make exceptions to our underwriting requirements on a loan-by-loan basis and for certain customer programs. Our underwriting requirements are available on our website at http://www.mgic.com/underwriting.

MGIC Investment Corporation 2024 Form 10-K | 35

MGIC Investment Corporation and Subsidiaries

Even when home prices are stable or rising, mortgages with certain characteristics have higher probabilities of claims. As of December 31, 2024, mortgages with these characteristics in our primary risk in force included mortgages with LTV ratios greater than 95% (17%), mortgages with borrowers having FICO scores below 680 (6%), including those with borrowers having FICO scores of 620-679 (6%), mortgages with limited underwriting, including limited borrower documentation (1%), and mortgages with borrowers having DTI ratios greater than 45% (or where no ratio is available) (20%). Each attribute is determined at the time of loan origination. Loans with more than one of these attributes accounted for 5% of our primary risk in force as of December 31, 2024, and 5% and 4% of our primary risk in force as of December 31, 2023 and December 31, 2022, respectively. When home prices increase, interest rates increase and/or the percentage of our NIW from purchase transactions increases, our NIW on mortgages with higher LTV ratios and higher DTI ratios may increase. Our NIW on mortgages with LTV ratios greater than 95% was 14% in 2024 and 12% in 2023. Our NIW on mortgages with DTI ratios greater than 45% was 29% in 2024 and 26% in 2023. Our NIW on mortgages with borrowers having FICO scores less than 680 was 4.0% in 2024 and 4.2% in 2023.

From time to time, we change the processes we use to underwrite loans. For example: we rely on information provided to us by lenders that was obtained from certain of the GSEs’ automated appraisal and income verification tools, which may produce results that differ from the results that would have been determined using different methods; we accept GSE appraisal waivers for certain loans; and we accept GSE appraisal flexibilities that allow property valuations in certain transactions to be based on appraisals that do not involve an onsite or interior inspection of the property. Our acceptance of automated GSE appraisal and income verification tools, GSE appraisal waivers and GSE appraisal flexibilities may affect our pricing and risk assessment. We also continue to further automate our underwriting processes and it is possible that our automated processes result in our insuring loans that we would have insured at a different premium rate or not otherwise have insured under our prior processes.
Approximately 71% of our NIW during 2024 and 2023 was originated under delegated underwriting programs pursuant to which the loan originators had authority on our behalf to underwrite the loans for our mortgage insurance. For loans originated through a delegated underwriting program, we depend on the originators' compliance with our guidelines and rely on the originators' representations that the loans being insured satisfy the underwriting guidelines, eligibility criteria and other requirements. While we have established systems and processes to monitor whether certain aspects of our underwriting guidelines were being followed by the originators, such systems may not ensure that the guidelines were being strictly followed at the time the loans were originated.
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
In March 2024, the National Association of Realtors ("NAR") reached a settlement agreement to resolve a series of lawsuits against it. As part of the settlement, NAR now prohibits the requirement that home sellers, through the seller's agent commission structure, offer to pay the real estate brokerage fees of homebuyers' real estate agents in order to list for-sale properties on NAR-affiliated Multiple Listing Services. If the expense of the buyer's agent commission is shifted to the buyer, it may negatively impact the ability of the buyer to secure financing.
The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.
When we set our premiums at policy issuance, we have expectations regarding likely performance of the insured risks over the long term. Generally, we cannot cancel mortgage insurance coverage or adjust renewal premiums during the life of a policy. As a result, changes in economic conditions or the practices of the GSEs, higher than anticipated claims, or other unexpected events generally cannot be addressed by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. Our premiums are subject to approval by state regulatory agencies, which can delay or limit our ability to increase premiums on future policies. In addition, our customized rate plans may delay our ability to increase premiums on future policies covered by such plans. The premiums we charge, the investment income we earn and the amount of reinsurance we carry may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipated when we set the premiums, could adversely affect our results of operations or financial condition. Our premium rates are also based in part on the amount of capital we are required to hold against the insured risk. If the amount of capital we are required to hold increases from the amount we were required to hold when we set the premiums, our returns may be lower than we assumed. For a discussion of the amount of capital we are required to hold, see our risk factor titled "We may not continue to meet the GSEs’ private mortgage insurer eligibility requirements and our returns may decrease if we are required to maintain more capital in order to maintain our eligibility."
If state or federal regulations or statutes are changed in ways that ease mortgage lending standards and/or requirements, or if lenders seek ways to replace business in times of lower mortgage originations, it is possible that more mortgage loans could be originated with higher risk characteristics than are currently being originated, such as loans with lower FICO scores and higher DTI ratios. The focus of the FHFA leadership on increasing homeownership opportunities for borrowers is likely to have this effect. Lenders could pressure mortgage insurers to insure such loans, which are expected to experience higher claim rates. Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses paid even under our current underwriting requirements.

MGIC Investment Corporation 2024 Form 10-K | 36

MGIC Investment Corporation and Subsidiaries

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
The mortgage insurance industry is highly competitive and is expected to remain so. Our competitors primarily include other private mortgage insurers and governmental agencies, principally the FHA and VA. We believe we currently compete with other private mortgage insurers based on premium rates, underwriting requirements, financial strength (including based on credit or financial strength ratings), customer relationships, name recognition, reputation, strength of management teams and field organizations, the ancillary products and services provided to lenders, and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products. Recently reported increases in the credit quality of borrowers, and the relative financial results of the existing mortgage insurance companies, may encourage new entrants into the private mortgage insurance industry, which could further increase competition in our business. Changes in the competitive landscape, including as a result of new market entrants, may adversely impact our results.
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
In recent years, pricing has become a key competitive factor in the private mortgage insurance market, with an increasing number of customers prioritizing the lowest premium rate available for any particular loan. The industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i) pricing systems that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans pursuant to which rates may be available to customers for a defined period of time. The widespread use of risk-based pricing systems by the private mortgage insurance industry makes it more difficult to compare our rates to those offered by our competitors. We may not be aware of industry rate changes until we observe that our volume of NIW has changed. In addition, business under customized rate plans is awarded by certain customers for only limited periods of time. As a result, our NIW may fluctuate more than it had in the past. Failure to maintain our business relationships and business volumes with our largest customers could materially impact our business. Regarding the concentration of our new business, our top ten customers accounted for approximately 37% in the twelve months ended December 31, 2024 and December 31, 2023, respectively.
We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies. Our premium yield is expected to decline over time as older insurance policies with premium rates that are generally higher run off and new insurance policies with premium rates that are generally lower remain on our books.

MGIC Investment Corporation 2024 Form 10-K | 37

MGIC Investment Corporation and Subsidiaries

Additionally, technological advancements and innovation are occurring at a rapid pace that may continue to accelerate. Our competitive position could be impacted if we are unable to utilize, in a cost effective and competitive manner, technology such as AI and machine learning that collects and analyzes data to inform underwriting or other decisions, or if our competitors collect and use data which we do not have the ability to access or use. Changes in technology related to collection and application of data could expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations and financial condition.
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
•Our ability to participate in the non-GSE residential mortgage-backed securities market (the size of which has been limited since 2008, but may grow in the future), could depend on our ability to maintain and improve our investment grade ratings for our insurance subsidiaries. We could be competitively disadvantaged with some market participants because the financial strength ratings of our insurance subsidiaries are lower than those of some competitors. MGIC's financial strength rating from A.M. Best is A (with a stable outlook), from Moody’s is A3 (with a positive outlook) and from Standard & Poor’s is A- (with a stable outlook).
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
We operate in a highly regulated industry that is subject to the risk of litigation and regulatory proceedings, including related to our claims paying practices. From time to time, we are a party to material litigation and are also subject to legal and regulatory claims, assertions, actions, reviews, audits, inquiries and investigations. Additional lawsuits, legal and regulatory proceedings and inquiries or other matters may arise in the future. The outcome of future legal and regulatory proceedings, inquiries or other matters could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief which could require significant expenditures or have a material adverse effect on our business, results of operations and financial condition. See our risk factor titled "We are subject to comprehensive regulation and other requirements, which we may fail to satisfy" for additional information about risks related to government enforcement actions.
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

MGIC Investment Corporation 2024 Form 10-K | 38

MGIC Investment Corporation and Subsidiaries

Our success depends, in part, on our ability to manage risks in our investment portfolio.
Our investment portfolio is an important source of revenue and is our primary source of claims paying resources. Although our investment portfolio consists mostly of high quality, investment-grade fixed income investments, our investment portfolio is affected by general economic conditions and tax policy, which may adversely affect the markets for credit and interest-rate-sensitive securities, including the extent and timing of investor participation in these markets, the level and volatility of interest rates and credit spreads and, consequently, the value of our fixed income securities. Prevailing market rates have increased for various reasons, including inflationary pressures, which has reduced the fair value of our investment portfolio holdings relative to their amortized cost. The value of our investment portfolio may also be adversely affected by ratings downgrades, increased bankruptcies, and credit spreads widening. In addition, the collectability and valuation of our municipal bond portfolio may be adversely affected by budget deficits, and declining tax bases and revenues experienced by state and local municipalities. Our investment portfolio also includes commercial mortgage-backed securities, collateralized loan obligations, and asset-backed securities, which could be adversely affected by declines in real estate valuations, increases in unemployment, geopolitical risks and/or financial market disruption, including more restrictive lending conditions and a heightened collection risk on the underlying loans. As a result of these matters, we may not achieve our investment objectives and a reduction in the market value of our investments could have an adverse effect on our liquidity, financial condition and results of operations.

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
MGIC Investment Corporation is the holding company for our insurance operating subsidiaries. At the holding company level, our principal assets are the shares of capital stock of our insurance company subsidiaries and cash and investments. Dividends and other permitted distributions from MGIC are the holding company's primary source of funds used to meet ongoing cash requirements, including future debt service payments, repurchases of its shares, payment of dividends to our shareholders, and other expenses. Other sources of holding company cash inflow include investment income and raising capital in the public markets. The payment of dividends from MGIC is subject to regulatory approval as described in our Annual Reports on Form 10-K. In general, dividends in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. The prescribed limits are based on a rolling 12-month period, and as such, the impact of the limitations will vary over time. In the twelve months ended December 31, 2024, MGIC paid $750 million in dividends to the holding company. Future dividend payments from MGIC to the holding company will be determined in consultation with the Board of Directors, and after considering any updated estimates about our business, subject to regulatory approval.

The long-term debt obligations are owed by the holding company and not its subsidiaries. At December 31, 2024, we had approximately $1.1 billion in cash and investments at our holding company and our holding company’s long-term debt obligations were $650 million in aggregate principal amount. Annual debt service on the long-term debt obligations outstanding as of December 31, 2024, is approximately $34 million. The inability of MGIC to pay dividends (or other intercompany amounts due) in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations, and our ability to repay debt, repurchase shares and/or pay dividends to shareholders.

MGIC Investment Corporation 2024 Form 10-K | 39

MGIC Investment Corporation and Subsidiaries

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
The market price for our common stock may fluctuate significantly. In addition to the risk factors described herein, the following factors may have an adverse impact on the market price for our common stock: changes in general conditions in the economy or the housing market, the mortgage insurance industry or the financial stability of markets and financial services industry; announcements by us or our competitors of acquisitions or strategic initiatives; our actual or anticipated quarterly and annual operating results; changes in expectations of future financial performance (including incurred losses on our insurance in force); changes in estimates of securities analysts or rating agencies; actual or anticipated changes in our share repurchase program or dividends; changes in operating performance or market valuation of companies in the mortgage insurance industry; the addition or departure of key personnel; failure to establish and maintain effective internal controls over financial reporting, changes in tax law; and adverse press or news announcements affecting us or the industry. In addition, ownership by certain types of investors may affect the market price and trading volume of our common stock. For example, ownership in our common stock by investors such as index funds and exchange-traded funds can affect the stock’s price when those investors must purchase or sell our common stock because the investors have experienced significant cash inflows or outflows, the index to which our common stock belongs has been rebalanced, or our common stock is added to and/or removed from an index (due to changes in our market capitalization, for example).

MGIC Investment Corporation 2024 Form 10-K | 40

MGIC Investment Corporation and Subsidiaries

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
RISK MANAGEMENT AND STRATEGY
MGIC’s Information Security Program (ISP) includes information security policies, annual risk assessments and analyses, threat monitoring and alerting, vulnerability management, incident response, and data loss prevention controls. With the ISP, MGIC seeks to prevent, detect, and respond to unauthorized access, use, or disclosure of confidential information.

MGIC’s Information Risk Management (IRM) team is responsible for safeguarding the organization's information assets, data, and technology infrastructure from security threats and vulnerabilities. The IRM team’s primary focus is the protection of the confidentiality, integrity, and availability of sensitive information and compliance with relevant laws, regulations, and industry standards. The IRM team is overseen by the Company's Chief Information Security Officer (CISO).

Our ISP is benchmarked against the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Additionally, various aspects of the ISP are subject to periodic audit by the Company’s Internal Audit department or third-party professionals engaged by the Internal Audit department. Such audits vary from year-to-year but are generally focused on compliance with stated control activities, standards, and internal policies, as well as maintaining the integrity and independence of the audit process. Cybersecurity risk reviews such as SOC2, SOX controls, penetration tests, and regulatory controls are conducted by independent third parties.

The ISP also incorporates a vendor due diligence process that is designed to assess vendor control environments and evaluate risks associated with vendor access to the Company's confidential data and systems. The process includes assessing and managing the cyber risks associated with engaging third-party vendors and reviewing their information security practices.

In the event of a suspected or threatened cybersecurity incident, the CISO determines whether to activate the Company’s Cyber Incident Response Team (“CIRT”), composed of different subject matter experts from applicable domains such as network, infrastructure, and application areas in order to evaluate the technical issues relative to the incident. The CIRT is overseen by the CISO. If necessary, the CIRT may engage third-party cybersecurity experts to evaluate and/or remediate the incident. If and when the CIRT is activated, the CISO will inform the Company's Chief Information Officer (CIO). In the event that the CIRT confirms that the incident relates to a cybersecurity incident or compromise of MGIC’s computer systems, the CISO will notify the General Counsel, who will advise the Chief Executive Officer ("CEO"), who is a member of the Board of Directors. In addition to advising the CEO, the General Counsel will also convene an established committee whose members include the General Counsel, Chief Financial and Risk Officer, Senior Vice President of Investor Relations, and Chief Accounting Officer in order to determine if the event is a material cybersecurity incident so as to trigger an Item 1.05 filing on Form 8-K. If a determination is made that the event is material, or if the CEO or General Counsel otherwise determines it advisable, the CEO or General Counsel, or a delegate thereof, shall notify the Chairman of the Board, Lead Independent Director, and Chairpersons of the Board’s Business Technology and Transformation Committee (the “BTTC”) and Audit Committee.

To our knowledge, during the reporting period there were no cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategies, results of operations, or financial condition. For additional information about risks related to cybersecurity, see our risk factors titled “Information technology system failures or interruptions may materially impact our operations and/or adversely affect our financial results” and “We could be materially adversely affected by a cybersecurity breach or failure of information security controls."

GOVERNANCE
The CISO reports to the CIO and partners with the Company’s Risk, Audit, Legal and Compliance Departments to promote alignment of cybersecurity risk management strategy with the broader risk management strategy for the organization. The integration of information security into the overall enterprise risk management framework enables collaboration on the identification, assessment, mitigation and monitoring of cybersecurity risks that have the potential to materially impact the operation of the Company.

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

The CISO provides quarterly updates about the Company’s cybersecurity program to the BTTC. Updates may include topics such as management’s efforts to identify and monitor risks, investments to improve the Company’s detection and response systems, the results of risk assessments, compliance with controls, vendor oversight, strategic technology planning, and if necessary, the status of any new, ongoing, or prior cybersecurity incident. The CISO also periodically attends the BTTC meetings; the CIO regularly attends the meetings.

MGIC Investment Corporation 2024 Form 10-K | 41

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

The Company’s current CIO, Robert Candelmo, has over 38 years of experience in information technology, with 20 of those years in senior leadership positions. Prior to becoming CIO in 2019, he served as the Company’s Chief Technology Officer for approximately five years. Before joining the Company, Mr. Candelmo served as Senior Vice President of Enterprise Information Services for a large banking company. Mr. Candelmo has a Bachelor of Science in Computer Science.

Item 2. Properties
At December 31, 2024, we had no office space leases in the United States that require monthly rental payments.

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

Item 4. Mine Safety Disclosures
Not Applicable.

MGIC Investment Corporation 2024 Form 10-K | 42

MGIC Investment Corporation and Subsidiaries

Information About Our Executive Officers
Certain information with respect to our executive officers as of February 26, 2025 is set forth below:

Executive officers of the registrant

Name and Age	Title
Timothy J. Mattke, 49	Chief Executive Officer and Director of MGIC Investment Corporation and MGIC
Salvatore A. Miosi, 58	President and Chief Operating Officer of MGIC Investment Corporation and MGIC
Nathan H. Colson, 41	Executive Vice President and Chief Financial Officer and Chief Risk Officer of MGIC Investment Corporation and MGIC
Paula C. Maggio, 56	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

Mr. Mattke has served as our Chief Executive Officer since 2019. Before then, he had been the Company’s Chief Financial Officer from 2014 to 2019, and its Controller from 2009 to 2014. He joined the Company in 2006. Prior to becoming Controller, he was Assistant Controller of MGIC beginning in 2007 and prior to that was a manager in MGIC’s accounting department. Before joining MGIC, Mr. Mattke was with PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm.

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

Mr. Colson has served as our Executive Vice President and Chief Financial and Risk Officer since April of 2024. He has been with MGIC since 2014, serving as Assistant Treasurer from 2016 to 2019, Vice President–Finance from January 2019 through July 2019, and as Chief Financial Officer from July 2019 to April 2024. Before joining MGIC, Mr. Colson was with PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm.

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

MGIC Investment Corporation 2024 Form 10-K | 43

MGIC Investment Corporation and Subsidiaries

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.”

As of February 21, 2025, the number of shareholders of record was 148. In addition, we estimate there are approximately 147,400 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended December 31, 2024.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program (1)
10/1/2024	10/31/2024	2,850,785	$25.39	2,850,785	$578,140,811
11/1/2024	11/30/2024	2,074,259	$24.85	2,074,259	$526,603,758
12/1/2024	12/31/2024	2,843,639	$24.41	2,843,639	$457,182,054
		7,768,683	$24.89	7,768,683

(1)In April 2024, our Board of Directors authorized a share repurchase program under which as of December 31, 2024 we may repurchase up to an additional $457 million of our common stock through December 31, 2026. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time.

MGIC Investment Corporation 2024 Form 10-K | 44

MGIC Investment Corporation and Subsidiaries

Item 6. Reserved.

MGIC Investment Corporation 2024 Form 10-K | 45

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

The following is a discussion and analysis of the financial conditions and results of operations for the years ended December 31, 2024 and 2023, including comparisons between 2024 and 2023. Comparisons between 2023 and 2022 have been omitted from this Form 10-K, but can be found in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

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

MGIC Investment Corporation 2024 Form 10-K | 46

OVERVIEW
This Overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Annual Report. Hence, this Overview is qualified by the information that appears elsewhere in this Annual Report, including the other portions of the MD&A.

Through MGIC, the principal subsidiary of MGIC Investment Corporation, we serve lenders throughout the United States helping families achieve homeownership sooner by making affordable low-down-payment mortgages a reality through the use of private mortgage insurance. At December 31, 2024 MGIC had $295.4 billion of primary IIF.

Summary of financial results of MGIC Investment Corporation

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	Change
Selected statement of operations data
Net premiums earned	$970,807	$952,551	2%
Investment income, net of expenses	244,640	214,740	14%
Losses incurred, net	(14,861)	(20,856)	29%
Other underwriting and operating expenses, net	209,324	226,004	(7)%
Income before tax	968,709	902,229	7%
Provision for income taxes	205,715	189,280	9%
Net income	762,994	712,949	7%
Diluted income per share	$2.89	$2.49	16%

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$975,623	$916,778	6%
Adjusted net operating income	768,456	724,443	6%
Adjusted net operating income per diluted share	$2.91	$2.53	15%
(1)See "Explanation and Reconciliation of our use of Non-GAAP Financial Measures."

SUMMARY OF 2024 FINANCIAL RESULTS
Net income for 2024 was $763.0 million (2023: $712.9 million) and diluted income per share was $2.89 (2023: $2.49). The increase in net income is primarily due to an increase in investment income, net of expenses, an increase in net premiums earned, and a decrease in other underwriting and operating expenses, net. This was partially offset by an increase in losses incurred, net and an increase in our provision for income taxes. Diluted income per share increased primarily due to an increase in net income and a decrease in the number of diluted weighted average shares outstanding.

Adjusted net operating income for 2024 was $768.5 million (2023: $724.4 million) and adjusted net operating income per diluted share was $2.91 (2023: $2.53). The increase in adjusted net operating income in 2024 compared to 2023 is primarily due to an increase in net income. The increase in 2024 adjusted net operating income per diluted share compared to 2023 is primarily due to an increase in adjusted net operating income and a decrease in the number of diluted weighted average shares outstanding.

Premiums earned for 2024 were $970.8 million, compared with $952.6 million in the prior year. The increase in premiums earned compared with the prior year is primarily due to a decrease in ceded premiums.

Net investment income in 2024 was $244.6 million, compared with $214.7 million in the prior year. The increase in net investment income was due to an increase of 42 basis points in the average investment yield.

Losses incurred, net were $(14.9) million, compared with $(20.9) million in the prior year. While new delinquency notices added $197.6 million to losses incurred in 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of $212.5 million. For the year ended December 31, 2023, new delinquency notices added approximately $187.7 million, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of $208.5 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Underwriting and other expenses, net were $209.3 million, compared to $226.0 million in the prior year. The decrease in underwriting and other expenses, net was primarily due to a decrease in pension expenses and a decrease in expenses related to professional and consulting services. Pension expenses were higher in 2023 due to settlement accounting charges.

MGIC Investment Corporation 2024 Form 10-K | 47

MGIC Investment Corporation and Subsidiaries

Our provision for income taxes increased to $205.7 million in 2024 compared to $189.3 million in 2023 primarily due to an increase in income before tax. Our effective tax rate for 2024 was 21.2% compared to 21.0% for 2023.

BUSINESS ENVIRONMENT
Economic conditions
Mortgage originations increased in 2024 compared to 2023, reflecting an increase in refinance volumes, attributed to a brief decline in interest rates during 2024, while purchase origination activity remained relatively flat.

The level of interest rates and home prices may change in the future. For information about the possible effects of such changes, see our risk factors titled "If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline,” and “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.”

Mortgage insurance market
The strong credit quality of our insurance portfolio reflects several years of favorable housing fundamentals, and in our view, generally favorable risk characteristics on our recently insured loans. Our insurance in force increased during the year as a result of an increase in NIW offset partially by cancellations.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions such as the percentage of NIW from purchase transactions, changes in home prices, changes in interest rates, and GSE activities. Refer to "Mortgage Insurance Portfolio" for information on our NIW mix during 2024.
Competition
PMI
The private mortgage insurance industry is highly competitive and is expected to remain so. Our competitors primarily include other private mortgage insurers and governmental agencies, principally the FHA and VA. We believe that we currently compete with other private mortgage insurers based on premium rates, underwriting requirements, financial strength (including based on credit or financial strength ratings), customer relationships, name recognition, reputation, strength of management teams and field organizations, and the effective use of technology and innovation in the delivery and servicing of our mortgage insurance products.

Pricing practices
In recent years, pricing has become a key competitive factor in the private mortgage insurance market, with an increasing number of customers prioritizing the lowest premium rate available for any particular loan. The industry has materially reduced its use of standard rate cards, which were fairly consistent among competitors, and correspondingly increased its use of (i) "risk-based pricing systems" that use a spectrum of filed rates to allow for formulaic, risk-based pricing based on multiple attributes that may be quickly adjusted within certain parameters, and (ii) customized rate plans pursuant to which rates may be available to customers for a defined period of time. We monitor various competitive and economic factors while seeking to balance both profitability and market share considerations in developing our pricing strategies.

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
The GSEs (and other investors) have also used other forms of credit enhancement that did not involve traditional private mortgage insurance, such as engaging in credit-linked note transactions executed in the capital markets, or using other forms of debt issuances or securitizations that transfer credit risk directly to other investors, including competitors and an affiliate of MGIC; using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage; or accepting credit risk without credit enhancement. For information about the various business practices of the GSEs that may be changed, including through expansion or modification of these programs, see our risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac ("the GSEs"), federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

MGIC Investment Corporation 2024 Form 10-K | 48

MGIC Investment Corporation and Subsidiaries

Government programs
PMI also competes against government mortgage insurance programs such as the FHA, VA, and USDA, primarily for lower FICO score business. The combined market share of primary mortgage insurance written by government programs continues to exceed that written by PMI in both 2024 and 2023.

Refer to "Mortgage Insurance Portfolio" for additional discussion on market share and our operating measures including NIW, IIF and RIF.

PMIERs
We operate under the requirements of the PMIERs of the GSEs in order to insure loans delivered to or purchased by them. The PMIERs include financial requirements as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance transactions, and subject to a floor amount). Based on our application of PMIERs, MGIC's Available Assets under PMIERs totaled $5.8 billion, an excess of $2.2 billion over its Minimum Required Assets at December 31, 2024.

BUSINESS OUTLOOK FOR 2025
Our outlook for 2025 should be viewed against the backdrop of the business environment discussed above.

NIW
Our NIW is affected by total mortgage originations, the percentage of total mortgage originations using private mortgage insurance (the "PMI penetration rate"), and our market share within the PMI industry. As of January 2025, the total average mortgage origination forecasts from Fannie Mae and the MBA indicate mortgage originations of $2.0 trillion in 2025, compared to an estimated $1.7 trillion in 2024. Both purchase originations and refinance transactions are forecasted to increase in 2025 when compared to 2024. We are expecting NIW to increase slightly in 2025 compared to 2024.

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

IIF
Our IIF increased 0.6% in 2024 and is expected to remain relatively flat in 2025. Our book of IIF is an important driver of our future revenues, and its growth is driven by our ability to generate NIW and the retention of our IIF, as measured by our Annual persistency. Interest rates influence both our NIW and persistency. Generally speaking, in a rising rate environment, total mortgage originations may decline; however, we would also expect policy cancellation rates to decline, and in turn increase Annual persistency, although the impact generally lags the change in interest rates. As of January 2025, forecasts from Fannie Mae and the MBA indicate a modest decrease in interest rates in 2025 compared to 2024 and the slowdown in the rate of home price appreciation.

Results of operations
Premiums
Our direct premiums written and earned are impacted by our IIF during the period and our in force premium yield. We expect our in force portfolio premium yield to remain relatively flat in 2025 and we expect our net premiums written and earned to decrease in 2025, driven by an increase in ceded premiums. Premiums earned are also impacted by the amount of accelerated premiums from single premium policy cancellations, which generally decrease as refinance activity decreases. Our unearned premium decreased to $120.4 million at December 31, 2024 from $157.8 million at December 31, 2023.

Our net premiums written and earned are primarily impacted by the changes in the direct premiums written and earned noted above and by the amount of premiums we cede under our quota share and excess of loss reinsurance transactions. The amount of premiums we cede in 2025 will be affected by any changes in our reinsurance coverage. Premiums we cede under our quota share transactions are also impacted by the profit commission we receive. The amount of profit commission is variable year-to-year and is dependent on the amount of losses incurred ceded. Increases in ceded losses incurred will benefit our losses incurred line, but will result in lower profit commission and higher ceded premiums.

Factors that affect the amount of premiums we earn from our IIF are further discussed in our "Consolidated Results of Operations - Premium yield."

Investment income
Net investment income is a material contributor to our results of operations. We expect net investment income in 2025 to be relatively flat in comparison to 2024. The amount of investment income will be impacted by the change in the yield we can earn on investments

MGIC Investment Corporation 2024 Form 10-K | 49

MGIC Investment Corporation and Subsidiaries

and the level of invested assets. The level of invested assets will primarily be impacted by the amount of cash we expect to use in financing activities relative to our cash from operations. The magnitude of any change in our invested asset level will be subject to the timing of our financing activities.

Losses
Losses incurred, net is impacted by the level of new delinquency notices. Generally, on our primary business, the highest claim frequency years have been the third and fourth year after loan origination. As of December 31, 2024, 50% of our primary RIF was written subsequent to December 31, 2021, 74% of our primary RIF was written subsequent to December 31, 2020, and 87% of our primary RIF was written subsequent to December 31, 2019. The pattern of claim frequency can be affected by many factors, including annual persistency and deteriorating economic conditions. Home price appreciation in recent years has allowed some borrowers to cure their delinquencies through the sale of their property. In addition, an increase in third party property sales prior to claim settlement has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase; however, the magnitude and timing of the increases are uncertain.

Underwriting and operating expenses, net
We expect underwriting and operating expenses, net to be modestly lower in 2025 compared to 2024.

Income taxes
We expect a modest decrease in our effective tax rate in 2025 compared to 2024 due to purchases of transferable federal tax credits.

CAPITAL
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2025, MGIC can pay $97 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In 2024 and 2023, MGIC paid a cash and/or investment security dividend of $750 million and $600 million, respectively, to our holding company. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the Board of Directors.

Dividends to shareholders
In the first and second quarters of 2024, we paid quarterly cash dividends of $0.115 per share to shareholders which totaled $63.3 million. In the third and fourth quarters of 2024, we paid quarterly cash dividends of $0.13 per share which totaled $67.8 million. On January 28, 2025, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.13 per share payable on March 5, 2025, to shareholders of record at the close of business on February 18, 2025. We expect to continue to make dividend payments to shareholders in 2025.

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase programs may be suspended for periods or discontinued at any time. We repurchased approximately 25.3 million shares in 2024 for $566.6 million. In 2023, we repurchased approximately 21.7 million shares of our common stock for $340.6 million of holding company resources. In 2025, we expect share repurchase programs will remain our primary means of returning capital to shareholders.

The following table shows details of our share repurchase program.

Repurchase Program	Repurchased during 2024 (in millions)	Authorization Remaining (in millions) at 12/31/24	Expiration Date
2023 Authorization	$274	$—	N/A
2024 Authorization	$293	$457	December 31, 2026
As of December 31, 2024, we had approximately 248.4 million shares of common stock outstanding which was a decrease of 8.8% from December 31, 2023.

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

The financial requirements of the PMIERs require a mortgage insurer’s “Available Assets” (generally only the most liquid assets of an insurer) to equal or exceed its “Minimum Required Assets” (which are generally based on an insurer’s book of risk in force and

MGIC Investment Corporation 2024 Form 10-K | 50

MGIC Investment Corporation and Subsidiaries

calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements, and subject to a floor amount). Based on our interpretation of the PMIERs as of December 31, 2024, MGIC’s Available Assets totaled $5.8 billion, or $2.2 billion in excess of its Minimum Required Assets. The update will be implemented through a 24-month phased-in approach, with a fully effective date of September 30, 2026. If these changes were effective as of December 31, 2024, without a graduated implementation period, MGIC's Available Assets of $5.8 billion would decrease by approximately 1% or $50 million, and MGIC's PMIERs excess would be $2.1 billion.

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

GSE Reform
The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. Given that the Director of the FHFA is removable by the President at will, the agency's agenda, policies and actions are influenced by the current administration. The increased role that the federal government has assumed in the residential housing finance system through the GSE conservatorships may increase the likelihood that the business practices of the GSEs change, including through administration changes and actions. Such changes could have a material adverse effect on us.

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

At December 31, 2024, MGIC’s risk-to-capital ratio was 10.0 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.6 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

At this time, we expect MGIC to continue to comply with the current State Capital Requirements; however, refer to our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A for more information about matters that could negatively impact our compliance with State Capital Requirements.

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance

MGIC Investment Corporation 2024 Form 10-K | 51

MGIC Investment Corporation and Subsidiaries

and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. The provisions of the Model Act, if adopted in their final form, are not expected to have a material adverse effect on our business. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin, where MGIC is domiciled, has begun the process to replace current Mortgage Insurance regulations with the Model Act, though it is expected that some changes will be made before formal adoption.

FACTORS AFFECTING OUR RESULTS
Our current and future business, results of operations and financial condition are impacted by macroeconomic conditions, such as interest rates, home prices, housing demand, level of employment, inflation, pandemics, restrictions on and costs of mortgage credit, and other factors. For additional information on how our business may be impacted see our risk factor titled “Downturns in the domestic economy or declines in home prices may result in more homeowners defaulting and our losses increasing, with a corresponding decrease in our returns.”

The future effects of climate change on our business are uncertain. For information about possible effects, please refer to our risk factor titled “Pandemics, hurricanes and other disasters may adversely impact our results of operations and financial condition.”

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

•Cancellations, which reduce IIF. Cancellations from refinancings may occur when borrowers achieve the required amount of home equity through loan amortization, loan payoffs, or home price appreciation. Refinance-related cancellations are influenced by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, current home values relative to values when the loans in the in force book were insured and the terms on which mortgage credit is available. Policy rescissions also cause cancellations requiring us to return any premiums received, from the date of default, on the rescinded policies and claim payments. Cancellations of single premium policies, which are generally non-refundable, result in immediate recognition of any remaining unearned premium.

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

•Premiums ceded, net of profit commission, under our QSR Transactions, and premiums ceded under our XOL Transactions, are primarily affected by the percentage of our IIF subject to our reinsurance transactions. The profit commission under our QSR Transactions also varies inversely with the level of ceded losses incurred on a “dollar for dollar” basis and can be eliminated at ceded loss levels higher than what we have experienced on our QSR Transactions. As a result, lower levels of losses incurred result in a higher profit commission and less benefit from ceded losses incurred; higher levels of losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination). See Note 9 – “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.

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

MGIC Investment Corporation 2024 Form 10-K | 52

MGIC Investment Corporation and Subsidiaries

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first half of the year lower than new delinquencies in the latter half of the year. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

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

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our QSR Transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and changes in headcount (which can fluctuate due to volume of NIW). See Note 9 – “Reinsurance” and Note 18 – “Segment Reporting” to our consolidated financial statements for a discussion of ceding commission on our QSR Transactions and discussion on significant segment expenses.

Interest expense
Interest expense reflects the interest associated with our outstanding debt obligations discussed in Note 7 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

Other
Certain activities that we do not consider being part of our fundamental operating activities may also impact our results of operations and are described below.

•Gains (losses) on investments and other financial instruments
•Fixed income securities. Investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and any impairments on securities we intend to sell prior to recovery of its amortized cost basis. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
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

•Gains and losses on debt extinguishment
Gains and losses on debt extinguishment result from discretionary activities that are undertaken to enhance our capital position and / or improve our debt profile. Extinguishing our outstanding debt obligations early through these discretionary

MGIC Investment Corporation 2024 Form 10-K | 53

MGIC Investment Corporation and Subsidiaries

activities may result in gains or losses primarily driven by differences in the payment of consideration from the carrying value, and the write off of unamortized debt issuance costs on the extinguished portion of the debt.

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

All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including by cyber attacks, such as those involving ransomware. The Company discovers vulnerabilities and regularly blocks attempts at unauthorized access to its systems, through threats such as malware and computer virus attacks, unauthorized access, system failures and disruptions. Threats have the potential to jeopardize the information processed and stored in, and transmitted through, our computer systems and networks and otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties or customer dissatisfaction. We could be similarly affected by threats against our vendors and/or third-parties with whom we share information.

Globally, attacks are expected to continue accelerating in both frequency and sophistication with increasing use by actors of tools, techniques, and technological advances that may hinder the Company’s ability to identify, investigate and recover from incidents. Such attacks may also increase as a result of retaliation by threat actors against actions taken by the U.S. and other countries in connection with wars and other global events. The Company operates under a hybrid workforce model and such model may be more vulnerable to security breaches.

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

MGIC Investment Corporation 2024 Form 10-K | 54

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

MGIC Investment Corporation 2024 Form 10-K | 55

MGIC Investment Corporation and Subsidiaries

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income:

	Years Ended December 31,
	2024			2023
(in thousands)	Pre-tax	Tax Effect	Net (after-tax)	Pre-tax	Tax Effect	Net (after-tax)
Income before tax / Net income	$968,709	$205,715	$762,994	902,229	189,280	712,949
Adjustments:
Net realized investment (gains) losses	6,914	1,452	5,462	14,549	3,055	11,494
Adjusted pre-tax operating income / Adjusted net operating income	$975,623	$207,167	$768,456	$916,778	$192,335	$724,443

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share:

Weighted average diluted shares outstanding			263,995			287,155
Net income per diluted share			$2.89			$2.49
Net realized investment (gains) losses			0.02			0.04
Adjusted net operating income per diluted share			$2.91			$2.53

MGIC Investment Corporation 2024 Form 10-K | 56

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

The increase in total mortgage originations in 2024, as compared to 2023, reflects an increase in refinance volumes, attributed to a brief decline in interest rates during 2024, while purchase origination activity remained relatively flat. Total mortgage originations are forecasted to be higher in 2025, compared to 2024.
E - Estimated, F- Forecast
Source: Fannie Mae and MBA estimates/forecasts as of January 2025. Amounts represent the average of all sources.

The total estimated mortgage insurance volume is shown below.

Estimated total of PMI, FHA, USDA, and VA primary mortgage insurance

(in billions)	Year Ended December 31, 2024	Year Ended December 31, 2023
Primary mortgage insurance	$727	$643
Source: Inside Mortgage Finance - February 21, 2025 or SEC filings.

MORTGAGE INSURANCE INDUSTRY
We compete against five other private mortgage insurers, as well as government mortgage insurance programs, including those offered by the FHA, VA, and USDA. Refer to "Overview - Business Environment - Competition" for a discussion of our competitive position.

PMI's market share is primarily impacted by competition from government mortgage insurance programs. The PMI industry's market share in 2024 decreased compared to the market share in 2023.

Estimated primary MI market share

(% of total primary MI volume)	Year Ended December 31, 2024	Year Ended December 31, 2023
PMI	41.1%	44.1%
FHA	33.5%	33.2%
VA	24.5%	21.5%
USDA	0.9%	1.2%
Source: Inside Mortgage Finance - February 21, 2025 or SEC filings.

MGIC Investment Corporation 2024 Form 10-K | 57

MGIC Investment Corporation and Subsidiaries

MGIC's estimated market share within the PMI industry is shown in the table below. Our risk-based pricing engine, MiQ, allows for frequent granular pricing changes including those to address our view of emerging and evolving market conditions and risk. Additional discussion of the competitive landscape of the industry refer to "Overview - Business Environment - Competition" and additional discussion of pricing practices refer to "Overview - Business Environment - Pricing Practices".

Estimated MGIC market share

(% of total primary private MI volume)	Year Ended December 31, 2024	Year Ended December 31, 2023
MGIC	18.6%	16.3%
Source: Inside Mortgage Finance - February 21, 2025 or SEC filings.

NEW INSURANCE WRITTEN
The following tables provide information about loan characteristics associated with our NIW.
The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in interest rates, and GSE activities.

Primary NIW by FICO score

	Years Ended December 31,
(% of primary NIW)	2024	2023
760 and greater	50.9%	49.9%
740 - 759	17.4%	18.3%
720 - 739	13.5%	13.4%
700 - 719	9.1%	9.0%
680 - 699	5.2%	5.2%
660 - 679	2.8%	2.8%
640 - 659	0.8%	1.0%
639 and less	0.3%	0.4%
Total	100%	100%

Primary NIW by loan-to-value

	Years Ended December 31,
(% of primary NIW)	2024	2023
95.01% and above	13.7%	12.2%
90.01% to 95.00%	47.3%	45.5%
85.01% to 90.00%	27.7%	30.8%
80.01% to 85%	11.3%	11.5%
Total	100%	100%

Primary NIW by debt-to-income ratio

	Years Ended December 31,
(% of primary NIW)	2024	2023
45.01% and above	28.9%	26.4%
38.01% to 45.00%	31.6%	32.3%
38.00% and below	39.5%	41.3%
Total	100%	100%

Primary NIW by policy payment type

	Years Ended December 31,
(% of primary NIW)	2024	2023
Monthly premiums	97.6%	96.0%
Single premiums	2.4%	4.0%
Annual Premiums	0.0%	0.0%
Total	100%	100%

MGIC Investment Corporation 2024 Form 10-K | 58

MGIC Investment Corporation and Subsidiaries

Primary NIW by type of mortgage

	Years Ended December 31,
(% of primary NIW)	2024	2023
Purchases	96.0%	98.2%
Refinances	4.0%	1.8%
Total	100%	100%

We consider a variety of loan characteristics when assessing the risk of a loan. The following table provides information about loans with one or more of the following characteristics associated with our NIW: LTV ratios greater than 95%, mortgages with borrowers having FICO scores below 680, and mortgages with borrowers having DTI ratios greater than 45%, each attribute as determined at the time of loan origination.

Primary NIW by number of attributes discussed above

	Years Ended December 31,
(% of primary NIW)	2024	2023
One	36.3%	34.3%
Two or More	5.0%	4.2%

IIF AND RIF
Our IIF increased in 2024 compared to 2023. The amount of our IIF and RIF is impacted by the amount of NIW, cancellations, and principal payments received on our primary IIF during the period. Cancellation activity is impacted by refinancing activity, policies cancelled when borrowers achieve the required amount of home equity, and cancellations due to claim payment. Refinancing activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction.

Annual Persistency. Our annual persistency at December 31, 2024 was 84.8% compared to 86.1% at December 31, 2023. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

Insurance in force and risk in force

	Years Ended December 31,
($ in billions)	2024	2023
NIW	$55.7	$46.1
Cancellations, principal payments, and other reductions (1)	(53.8)	(47.9)
Increase (decrease) in primary IIF	$1.9	$(1.8)

Direct primary IIF as of December 31,	$295.4	$293.5

Direct primary RIF as of December 31,	$78.8	$77.2
(1) Includes a $2.5 billion reduction in our insurance in force in the third quarter of 2024, as a result of our updated method for calculating the unpaid principal balance on our in force loans.

CREDIT PROFILE OF OUR PRIMARY RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of December 31, 2024, loans with modifications accounted for approximately 3.0% of our total primary RIF, compared to 3.6% at December 31, 2023. Loans associated with 87.6% of all our modifications were current as of December 31, 2024. For additional information on the composition of our primary RIF see "Business - Our Products and Services"

MGIC Investment Corporation 2024 Form 10-K | 59

MGIC Investment Corporation and Subsidiaries

The composition of our primary RIF by policy year as of December 31, 2024 and 2023 is shown below:

Primary risk in force

($ in millions)	December 31, 2024	December 31, 2023
2004 and prior	327	347
2005 - 2008	2,312	2,634
2009 - 2019	7,225	9,372
2020	10,375	13,202
2021	18,992	22,814
2022	15,865	17,604
2023	10,109	11,197
2024	13,608	—
Total	78,813	77,170

CRT AND POOL INSURANCE
In connection with the GSEs CRT programs, MAC an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $392 million and $310 million as of December 31, 2024 and December 31, 2023, respectively.

MGIC has written no new pool insurance since 2008, however, MGIC may write pool risk in the future. Our direct pool RIF was $226 million ($177 million on pool policies with aggregate loss limits and $49 million on pool policies without aggregate loss limits) at December 31, 2024 compared to $256 million ($186 million on pool policies with aggregate loss limits and $70 million on pool policies without aggregate loss limits) at December 31, 2023.

MGIC Investment Corporation 2024 Form 10-K | 60

MGIC Investment Corporation and Subsidiaries

CONSOLIDATED RESULTS OF OPERATIONS
The following section of the MD&A provides a comparative discussion of our Consolidated Results of Operations for the two-year period ended December 31, 2024. For a discussion of the Critical Accounting Estimates used by us that affect the Consolidated Results of Operations, see "Critical Accounting Estimates" below.

REVENUES

Revenues

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Net premiums written	$933,388	$915,041	2

Net premiums earned	$970,807	$952,551	2
Investment income, net of expenses	244,640	214,740	14
Net gains (losses) on investments and other financial instruments	(9,846)	(14,141)	30
Other revenue	2,130	1,952	9
Total revenues	$1,207,731	$1,155,102	5

NET PREMIUMS WRITTEN AND EARNED
Net premiums written and earned increased 2% in 2024 compared with the prior year. The increase in premiums written and earned in 2024 compared to the prior year is primarily due to a decrease in ceded premiums.
Premium yields
Premium yield is net premiums earned divided by average IIF during the year and is influenced by a number of key drivers, which have a varying impact from period to period. The following table provides information related to our premium yield for 2024, and 2023.

Premium Yield

	Year Ended December 31,
(in basis points)	2024	2023
In force portfolio yield (1)	38.4	38.5
Premium refunds	0.0	(0.1)
Accelerated earnings on single premium policies	0.3	0.4
Total direct premium yield	38.7	38.8
Ceded premiums earned, net of profit commission and assumed premiums (2)	(5.7)	(6.5)
Net premium yield	33.0	32.3
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Ceded premiums for reinsurance cancellation activities resulted in a decrease of 0.5 bps in 2023. Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps in 2024 and 0.4 bps in 2023.

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

MGIC Investment Corporation 2024 Form 10-K | 61

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

As discussed in our risk factor titled "Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and/or increase our losses," the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. We expect our in force portfolio premium yield will remain relatively flat in 2025 driven by sustained high credit quality and an elevated annual persistency.

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

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the transactions.

The following table provides information related to our QSR Transactions for 2024 and 2023.

Quota share reinsurance

	As of and For the Years Ended December 31,
($ in thousands)	2024	2023
Statements of operations:
Ceded premiums written and earned, net of profit commission	$115,306	$123,955
% of direct premiums written	10%	11%
% of direct premiums earned	10%	11%
Profit commission	108,368	133,145
Ceding commissions	44,532	50,397
Ceded losses incurred	20,607	15,623

Mortgage insurance portfolio:
Ceded RIF (in millions)
2021 QSR	5,180	6,060
2022 QSR	4,252	4,693
2023 QSR	2,116	2,391
2024 QSR	3,575	—
Credit Union QSR	2,855	2,608
Total ceded RIF	$17,978	$15,752

Ceded premiums written and earned, net of profit commission decreased in 2024 when compared with the prior year primarily due to a decrease in the average amount of our IIF subject to our QSR Transactions throughout the year in comparison to the prior year. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

In the fourth quarter of 2024 we exercised the early termination option on our 2021 quota share reinsurance transaction. After providing reinsurers the termination notice but prior to the termination date, we agreed to amended terms with certain participants from the existing reinsurance panel that effectively reduced the quota share cede rate from 30% to 26% on the remaining eligible insurance. We

MGIC Investment Corporation 2024 Form 10-K | 62

MGIC Investment Corporation and Subsidiaries

paid a termination fee of approximately $1 million to the non-participating reinsurers. The amended agreement is effective December 31, 2024. We terminated our 2020 QSR Transaction effective December 31, 2023 and incurred an early termination fee of $5 million.

We executed a 40% QSR transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2025 and 2026.

Covered Risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota share reinsurance

	As of and For the Years Ended December 31,
	2024	2023
NIW subject to QSR Transactions	86.9%	86.8%
New Risk Written subject to QSR Transactions	92.9%	92.8%
IIF subject to QSR Transactions	68.2%	60.4%
RIF subject to QSR Transactions	71.5%	64.2%

The increase in IIF and RIF subject to QSR Transactions was primarily due to the increase in IIF subject to our 2024 QSR Transaction throughout 2024 offset by the termination of our 2020 QSR Transaction at December 31, 2023.

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

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). At December 31, 2024 our Home Re Transactions provided $829.4 million of loss coverage on a portfolio of policies having an in force date from August 1, 2020 through December 31, 2021, and from June 1, 2022 through August 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions as of December 31, 2024, are as follows:

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2024 Traditional XOL	2.67%	6.67%	2.67%	6.67%	$180,284
2023 Traditional XOL	2.91%	6.91%	3.28%	7.53%	88,093
2022 Traditional XOL	2.60%	7.10%	3.03%	7.67%	119,861
Home Re 2023-1	3.00%	6.75%	3.39%	7.25%	280,820
Home Re 2022-1	2.75%	6.75%	3.87%	7.53%	241,338
Home Re 2021-2	2.10%	6.50%	3.97%	7.28%	110,664
Home Re 2021-1	2.25%	6.50%	5.26%	7.56%	33,155
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer

In 2024, we exercised our option to terminate the reinsurance agreement with Home Re 2020-1, Ltd. and Home Re 2018-1, Ltd. In connection with the terminations, the insurance linked notes issued by Home Re 2020-1 Ltd. and Home Re 2018-1, Ltd. were redeemed in full. We also terminated our reinsurance agreement with Home Re 2019-1, Ltd.

We ceded premiums on our XOL Transactions of $66.6 million and $78.9 million for the years ended December 31, 2024 and 2023, respectively.

See Note 9 - "Reinsurance," to our consolidated financial statements for additional discussion of our XOL Transactions.

MGIC Investment Corporation 2024 Form 10-K | 63

MGIC Investment Corporation and Subsidiaries

INVESTMENT INCOME, NET
Net investment income increased 14% to $244.6 million in 2024 compared to $214.7 million in 2023. The increase in net investment income was primarily due to an increase of approximately 42 basis points in average investment yields.

See "Balance Sheet Review" in this MD&A for further discussion regarding our investment portfolio.

LOSSES AND EXPENSES

	Year Ended December 31,
(In thousands)	2024	2023	% Change
Losses incurred, net	$(14,861)	$(20,856)	29
Amortization of deferred policy acquisition costs	8,957	10,820	(17)
Other underwriting and operating expenses, net	209,324	226,004	(7)
Interest expense	35,602	36,905	(4)
Total losses and expenses	$239,022	$252,873	(5)

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

Generally, losses follow a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors, may result in delinquencies not following the typical pattern.

For information on how pandemics and natural disasters could affect losses incurred, net see our risk factors titled “Pandemics, hurricanes and other disasters may adversely impact our results of operations and financial condition". As discussed in our risk factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of December 31, 2024, through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Losses incurred, net increased to $(14.9) million compared to $(20.9) million in 2023. While new delinquency notices added $197.6 million to losses incurred in 2024, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $212.5 million. In 2023, new delinquency notices added $187.7 million to losses incurred, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development on previously received delinquency notices of $208.5 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

See "New notice activity" and "Claims severity" below for additional factors and trends that impact these loss reserve assumptions.

MGIC Investment Corporation 2024 Form 10-K | 64

MGIC Investment Corporation and Subsidiaries

Composition of losses incurred

	Year Ended December 31,
(In thousands)	2024	2023
Current year / New notices	$197,615	$187,658
Prior year reserve development	(212,476)	(208,514)
Losses incurred, net	$(14,861)	$(20,856)

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of the sum of losses incurred, net to net premiums earned. The increase in the loss ratio in 2024 when compared to 2023 was primarily due to an increase in losses incurred as discussed above.

	Year Ended December 31,
	2024	2023
Loss ratio	(1.5)%	(2.2)%

Delinquency inventory
A roll-forward of our primary delinquency inventory for the years ended December 31, 2024 and 2023 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Primary delinquency inventory roll-forward
	2024	2023
Beginning delinquent inventory	25,650	26,387
New Notices	51,427	46,825
Cures	(48,731)	(46,108)
Paid claims	(1,318)	(1,328)
Rescissions and denials	(84)	(45)
Other items removed from inventory	(153)	(81)
Ending delinquent inventory	26,791	25,650

MGIC Investment Corporation 2024 Form 10-K | 65

MGIC Investment Corporation and Subsidiaries

New notice activity
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the period
December 31, 2024
Policy Year	New Delinquency Notices Received in the Year Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	3,077	1,793	15
2005-2008	9,707	5,857	15
2009-2015	1,889	976	10
2016	1,576	772	8
2017	2,516	1,205	7
2018	3,078	1,628	7
2019	3,058	1,505	7
2020	5,304	2,421	6
2021	10,096	4,796	6
2022	7,409	3,803	5
2023	2,831	1,464	4
2024	886	571	3
Total	51,427	26,791	9
Claim rate on new notices (1)	7.5%

December 31, 2023
Policy Year	New Delinquency Notices Received in the Year Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	3,392	2,072	18
2005-2008	10,807	7,008	17
2009-2015	2,607	1,414	11
2016	1,824	954	9
2017	2,518	1,365	9
2018	3,118	1,750	8
2019	3,080	1,550	7
2020	5,028	2,383	6
2021	8,754	4,237	5
2022	5,150	2,605	5
2023	547	312	3
Total	46,825	25,650	11
Claim rate on new notices (1)	7.5%
(1) Claim rate at the time new delinquency notices are received as a full year weighted average rate.

Claims severity
Factors that impact claim severity include:

è	economic conditions at that time, including home prices compared to home prices at the time of placement of coverage
è	exposure on the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer period between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 8 - "Loss Reserves," our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. An increase in third party property sales, prior to claim settlement has resulted in a decrease in the average claim paid and the average claim paid as a percentage of exposure in recent years. We expect average claims paid as a percentage of exposure to increase as we receive delinquencies that have not experienced the same level of home price appreciation as in recent years. The extent and timing of these increases are uncertain.

MGIC Investment Corporation 2024 Form 10-K | 66

MGIC Investment Corporation and Subsidiaries

The majority of loans insured prior to 2014 (which represent 29% of the loans in the delinquency inventory) are covered by master policy terms that, except under certain circumstances, do not limit the number of years that an insured can include interest when filing a claim. Under our current master policy terms, an insured can include accumulated interest when filing a claim only for the first three years the loan is delinquent. In each case, the insured must comply with its obligations under the terms of the applicable master policy.

Claims severity trend

Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q4 2024	$51,368	$34,042	66.3%	35
Q3 2024	47,779	27,249	57.0%	34
Q2 2024	49,623	30,578	61.6%	36
Q1 2024	45,284	28,267	62.4%	40
Q4 2023	49,720	31,141	62.6%	40
Q3 2023	43,271	28,538	66.0%	41
Q2 2023	40,013	29,803	74.5%	43
Q1 2023	37,412	28,227	75.4%	42

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

Primary delinquency inventory - consecutive months delinquent

	December 31,
	2024	2023
3 months or less	10,352	9,175
4 - 11 months	9,281	8,900
12 months or more (1)	7,158	7,575
Total	26,791	25,650

3 months or less	38%	36%
4 - 11 months	35%	35%
12 months or more	27%	29%
Total	100%	100%

Primary claims received inventory included in ending delinquent inventory	319	302
(1)Approximately 27% and 37% of the delinquent inventory that has been delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of December 31, 2024 and 2023, respectively.

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

MGIC Investment Corporation 2024 Form 10-K | 67

MGIC Investment Corporation and Subsidiaries

Primary delinquent inventory - number of payments delinquent

	2024	2023
3 payments or less	14,135	12,665
4 - 11 payments	8,392	8,064
12 payments or more (1)	4,264	4,921
Total	26,791	25,650

3 payments or less	53%	50%
4 - 11 payments	31%	31%
12 payments or more	16%	19%
Total	100%	100%
(1)Approximately 25% and 34% of the loans in the primary delinquency inventory with 12 payments or more delinquent have at least 36 payments delinquent as of December 31, 2024, and 2023, respectively.

NET LOSSES AND LAE PAID
Net losses and LAE paid in 2024 were consistent with 2023. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid. Net losses and LAE paid have been positively impacted by home price appreciation in recent years that has allowed more delinquent loans to cure through the sale of the property. In addition, an increase in third party property sales prior to claim settlement has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

The table below presents our net losses and LAE paid for 2024 and 2023.

Net losses and LAE paid

(in millions)	2024	2023
Direct primary (excluding settlements)	$39	$39
NPL settlements	2	1
Reinsurance	(3)	(1)
LAE and other	7	7
Reinsurance terminations (1)	(3)	(9)
Net losses and LAE paid	$42	$37

Average claim paid (2)	$29,889	$29,405
(1)See Note 9 - "Reinsurance" for additional information on our reinsurance terminations
(2)Excludes amounts paid in NPL settlements

The primary average RIF on delinquent loans as of December 31, 2024 and 2023 and for the top 5 jurisdictions (based on December 31, 2024 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans

	2024	2023
Florida	$70,377	$63,885
Texas	63,943	59,841
Illinois	46,311	44,562
Pennsylvania	45,227	44,263
California	109,226	102,145
All other jurisdictions	56,525	54,723
Total all jurisdictions	$60,148	$57,143
The primary average RIF on all loans was $70,475 and $67,705 at December 31, 2024 and December 31, 2023, respectively. The increase is primarily due to an increase in loans from recent years having generally larger loan balances.

LOSS RESERVES
The gross reserves as of December 31, 2024, and 2023 appear in the table below.

MGIC Investment Corporation 2024 Form 10-K | 68

MGIC Investment Corporation and Subsidiaries

Gross loss reserves

	December 31,
	2024	2023
Primary (in millions):
Direct case loss reserves	$402	$448
Direct IBNR and LAE reserves	58	54
Total primary direct loss reserves	460	502

Ending delinquent inventory (count based)	26,791	25,650
Percentage of loans delinquent (delinquency rate)	2.40%	2.25%
Average total primary loss reserves per delinquency	$17,159	$19,562
Primary claims received inventory included in ending delinquent inventory (count based)	319	302

Other gross reserves (1) (in millions)	3	3
(1)Other gross loss reserves includes direct and assumed reserves that are not included within our primary loss reserves.

The primary delinquency inventory for the top 15 jurisdictions (based on December 31, 2024 delinquency inventory) at December 31, 2024, and 2023 appears in table the below.

Primary delinquency inventory by jurisdiction

	2024	2023
Florida *	2,648	2,100
Texas	2,207	2,094
Illinois *	1,762	1,684
Pennsylvania *	1,504	1,433
California	1,499	1,354
Ohio *	1,268	1,246
Michigan	1,231	1,115
New York *	1,229	1,342
Georgia	1,025	955
North Carolina	880	705
New Jersey *	753	774
Indiana *	690	645
Maryland	655	680
Minnesota	616	566
South Carolina *	597	517
All other jurisdictions	8,227	8,440
Total	26,791	25,650

Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary delinquency inventory by policy year at December 31, 2024 and 2023 appears in the following table.

MGIC Investment Corporation 2024 Form 10-K | 69

MGIC Investment Corporation and Subsidiaries

Primary delinquency inventory by policy year

	2024	2023
2004 and prior	1,793	2,072
2004 and prior %:	7%	8%
2005 - 2008	5,857	7,008
2005 - 2008%	22%	27%
2009 - 2015	976	1,414
2009 - 2015%	3%	6%
2016	772	954
2017	1,205	1,365
2018	1,628	1,750
2019	1,505	1,550
2020	2,421	2,383
2021	4,796	4,237
2022	3,803	2,605
2023	1,464	312
2024	571	—
2016 and later %:	68%	59%

Total	26,791	25,650
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of December 31, 2024, 50% of our primary RIF was written subsequent to December 31, 2021, 74% of our primary RIF was written subsequent to December 31, 2020, and 87% of our primary RIF was written subsequent to December 31, 2019.

UNDERWRITING AND OTHER EXPENSES, NET
Underwriting and other expenses includes items such as employee compensation costs, outside service expenses, premium taxes, and depreciation and maintenance expense, and are reported net of ceding commissions. See Note 18. - "Segment Reporting" to our consolidated financial statements for a discussion around significant segment expenses.

Underwriting and other expenses, net for 2024 decreased to $209.3 million from $226.0 million in 2023. The decrease was primarily due to a decrease in pension expenses, and a decrease in outside service expenses. Pension expenses were higher in 2023 due to settlement accounting charges.

	Year Ended December 31,
	2024	2023
Underwriting expense ratio	23.0%	25.5%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC of our combined insurance operations (which excludes underwriting and operating expenses of our non-insurance subsidiaries) to net premiums written. The underwriting expense ratio decreased in 2024 compared with 2023 due to a decrease in underwriting and operating expenses, net, and an increase in net premiums written.

INCOME TAX EXPENSE AND EFFECTIVE TAX RATE

Income tax provision and effective tax rate

(In thousands, except rate)	2024	2023
Income before tax	$968,709	$902,229
Provision for income taxes	$205,715	$189,280
Effective tax rate	21.2%	21.0%
The increase in our provision for income taxes for 2024 compared to 2023 was primarily due to an increase in income before tax. Our effective tax rate for 2024 and 2023 approximated the federal statutory income tax rate of 21%.

See Note 12 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

MGIC Investment Corporation 2024 Form 10-K | 70

MGIC Investment Corporation and Subsidiaries

BALANCE SHEET REVIEW
The following sections focus on the assets and liabilities experiencing major developments in 2024.

Consolidated balance sheets - Assets

	As of December 31,
(in thousands)	2024	2023	% Change
Investments	$5,867,560	$5,738,734	2
Cash and cash equivalents	229,485	363,666	(37)
Reinsurance recoverable on loss reserves (1)	47,281	33,302	42
Deferred incomes taxes, net	69,875	79,782	(12)
Other assets	333,034	322,896	3
Total Assets	$6,547,235	$6,538,380	0
(1) See "Liabilities and Equity" section below for further discussion.

INVESTMENT PORTFOLIO
The investment portfolio increased to $5.9 billion as of December 31, 2024 (2023: $5.7 billion), primarily due to a decrease in the prevailing market interest rates.

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
(1)Primarily MGIC

To achieve our portfolio objectives, our asset allocation considers the risk and return parameters of the various asset classes in which we invest. This asset allocation is informed by, and based on, the following factors:

è	economic and market outlooks;
è	diversification effects;
è	security duration;
è	liquidity;
è	capital considerations; and
è	income tax rates.

The average duration and embedded investment yield of our investment portfolio as of December 31, 2024 and 2023 is shown in the following table.

Portfolio duration and embedded investment yield

	December 31,
	2024	2023
Effective Duration (in years)	3.9	3.8
Pre-tax yield (1)	4.0%	3.7%
After-tax yield (1)	3.2%	3.0%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The credit risk of a security is evaluated through analysis of the security's underlying fundamentals, including the issuer's sector, scale, profitability, debt coverage, and ratings. Our investment policy guidelines limit the amount of our credit exposure to any one issue, issuer and type of instrument. The following table shows the security ratings of our fixed income investments as of December 31, 2024 and 2023.

MGIC Investment Corporation 2024 Form 10-K | 71

MGIC Investment Corporation and Subsidiaries

Fixed income security ratings

	Security Ratings (1)
Period	AAA	AA	A	BBB
December 31, 2024	10%	34%	36%	20%
December 31, 2023	12%	34%	35%	19%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Our investment portfolio was invested in comparable security types for the years ended December 31, 2024 and December 31, 2023. See Note 5 – “Investments” to our consolidated financial statements for additional disclosure on our investment portfolio.

Investments outlook
The Federal Open Market Committee (“FOMC”) reduced the federal funds rate three times throughout 2024 from 5.50% to 4.50% as it balanced maintaining a sufficiently restrictive monetary policy to return inflation to its long-run target, while also achieving its employment goals. In January, 2025, the FOMC held the federal funds rate at 4.25% to 4.50%. The FOMC acknowledged inflation data has demonstrated moderation to the 2% inflation target, and expressed support for further rate cuts in 2025 provided disinflationary progress continues across a broad range of core goods and services prices. The forward curve, which currently includes rate cuts this year indicates a less restrictive FOMC policy through the end of 2025. The lagged effects of the FOMC’s actions and other ongoing macroeconomic and geopolitical factors could create significant economic uncertainty and alter forward rate expectations, which may result in interest rate and credit spread volatility. Market volatility resulting from these factors, particularly the absolute level of rates and the rate of change, will continue to impact our investment valuations and returns.

The changes in unrealized investment gains and losses generally do not alter the management of our investment portfolio. We seek to manage our exposure to interest rate risk and volatility by maintaining a diverse mix of securities with an intermediate duration profile and generally hold fixed income investments until maturity. The quality of our fixed income portfolio remains very high and changes in unrealized gains and losses have little impact on our cash flows, statutory surplus, or other capital requirements.

While a higher interest rate environment may continue to adversely impact the fair values of existing fixed income investments, it presents an opportunity for continued investment into securities with yields in excess of the book yield on our portfolio. Increases in market-based portfolio yields are expected to result in higher net investment income in future periods if the basis of invested assets is stable or increases in size. In addition to fixed income securities, we also hold cash and cash equivalents which yield returns that generally reflect the federal funds rate.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents decreased to $229.5 million, as of December 31, 2024 (2023: $363.7 million), as net cash generated from operating activities was substantially used in financing activities.

DEFERRED INCOME TAXES
Our net deferred tax asset was $69.9 million as of December 31, 2024 (2023: $79.8 million). The change to our deferred tax asset during 2024 was primarily due to the change in other comprehensive income attributable to our benefit plans. We owned $968.2 million and $848.6 million of tax and loss bonds at December 31, 2024 and December 31, 2023, respectively. See Note 12 – “Income Taxes” to our consolidated financial statements for additional disclosure on the components of our deferred tax assets and liabilities.

MGIC Investment Corporation 2024 Form 10-K | 72

MGIC Investment Corporation and Subsidiaries

Consolidated balance sheets - Liabilities and equity

	As of December 31,
(In thousands)	2024	2023	% Change
Liabilities
Loss reserves	$462,662	$505,379	(8)
Unearned premiums	120,360	157,779	(24)
Long-term debt	644,667	643,196	0
Other liabilities	147,171	160,009	(8)
Total Liabilities	$1,374,860	$1,466,363	(6)

Shareholders' equity
Common stock	$248,449	$371,353	(33)
Paid-in capital	1,808,236	1,808,113	0
Treasury stock	—	(1,384,293)	N/M
AOCI, net of tax	(288,162)	(316,281)	9
Retained earnings	3,403,852	4,593,125	(26)
Total	$5,172,375	$5,072,017	2

LOSS RESERVES AND REINSURANCE RECOVERABLE ON LOSS RESERVES
Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves decreased to $462.7 million as of December 31, 2024, from $505.4 million of December 31, 2023. Reinsurance recoverables on loss reserves were $47.3 million and $33.3 million as of December 31, 2024 and December 31, 2023, respectively. The decrease in loss reserves is primarily due to favorable development of $212.5 million on previously received delinquency notices, partially offset by loss reserves established on new delinquency notices. The reinsurance recoverable on loss reserves is impacted by the change in direct reserves and the percentage of our delinquency inventory covered by reinsurance transactions.

UNEARNED PREMIUM
Our unearned premium decreased to $120.4 million as of December 31, 2024 from $157.8 million as of December 31, 2023 primarily due to the run-off of unearned premium on our existing portfolio of single premium policies, partially offset by new premium written on single premium policies.

SHAREHOLDER'S EQUITY
The increase in shareholders' equity is primarily due to net income and a decrease in the accumulated other comprehensive losses reported in shareholders' equity related to the fair value of our investment portfolio and net changes in our benefit plan assets and obligations, partially offset by repurchases of our common stock and dividends paid to shareholders in 2024.

Prior to November 15, 2024, shares we repurchased were held in treasury stock unless they were reissued under the discretion of our Board of Directors. As of November 15, 2024, we retired all shares of our treasury stock. There was no change to our shareholders' equity as a result of the retirement. Subsequent to the retirement of the treasury stock, all shares of our common stock that we repurchase are immediately retired. See Note 13 - "Shareholders' Equity" to our consolidated financial statements for additional information on our retirement of treasury stock.

MGIC Investment Corporation 2024 Form 10-K | 73

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

Summary of consolidated cash flows

	Years ended December 31,
(In thousands)	2024	2023
Total cash provided by (used in):
Operating activities	$725,032	$712,962
Investing activities	(142,005)	(179,190)
Financing activities	(719,044)	(496,041)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(136,017)	$37,731

Operating activities
The following list highlights the major sources and uses of cash flow from operating activities:

Sources
+	Premiums received
+	Loss payments from reinsurers
+	Investment income

Uses
-	Claim payments
-	Premium ceded to reinsurers
-	Interest expense
-	Operating expenses
-	Tax payments
Our largest source of cash is from premiums received from our insurance policies, which we receive on a monthly installment basis for most policies. Premiums are received at the beginning of the coverage period for single premium and annual premium policies. Our largest cash outflow is generally for claims that arise when a delinquency results in an insured loss. Based on historical experience, we expect our future claim payments associated with established case loss reserves to pay out at or within 5 years, with the majority of future claim payments made within one to three years. Net losses and LAE paid in recent years has been positively impacted by home price appreciation that has allowed more delinquent loans to cure through the sale of the property. In addition, an increase in third party property sales prior to claim settlement, has resulted in a decrease in the average claim paid on the claims we do receive. We expect net losses and LAE paid to increase, however, the magnitude and timing of the increases are uncertain.

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

Net cash provided by operating activities in 2024 increased compared to 2023 primarily due to an increase in investment income, an increase in premiums written, partially offset by an increase in underwriting and operating expenses paid, and an increase in loss payments.

We also have purchase obligations totaling approximately $11.6 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $8.7 million for our purchase obligations.

MGIC Investment Corporation 2024 Form 10-K | 74

MGIC Investment Corporation and Subsidiaries

We do not expect to make a contribution to the pension plan in 2025 and distributions from the supplemental executive retirement plan will be funded as incurred. The net funded status (the market value of our plan assets compared to the projected benefit obligation) will impact future contributions to our qualified pension plan.

Investing activities
The following list highlights the major sources and uses of cash flow from investing activities:

Sources
+	Proceeds from sales of investments
+	Proceeds from maturity of fixed income securities

Uses
-	Purchases of investments

We maintain an investment portfolio that is primarily invested in a diverse mix of fixed income securities. As of December 31, 2024, our portfolio had a fair value of $5.9 billion compared to $5.7 billion at December 31, 2023. Net cash flows used in investing activities in 2024 and 2023, primarily reflects purchases of fixed income securities during the period that exceeded sales and maturities of fixed income securities during the period as cash from operations was available for additional investment.

Financing activities
The following list highlights the major sources and uses of cash flow from financing activities:

Sources
+	Proceeds from debt and/or common stock issuances

Uses
-	Repayment/repurchase of debt
-	Repurchase of common stock
-	Payment of dividends to shareholders
-	Payment of withholding taxes related to share-based compensation net share settlement
Net cash flows used in financing activities in 2024 primarily reflects the repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement. Net cash flows used in financing activities in 2023 primarily reflects the repurchase of our common stock, dividends to shareholders, and the conversion of our 9% Debentures.

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

MGIC Investment Corporation 2024 Form 10-K | 75

MGIC Investment Corporation and Subsidiaries

Capital Structure
The following table summarizes our capital structure as of December 31, 2024, and 2023.

(In thousands, except ratio)	2024	2023
Common stock, paid-in capital, retained earnings, less treasury stock (1)	$5,460,537	$5,388,298
Accumulated other comprehensive loss, net of tax	(288,162)	(316,281)
Total shareholders' equity	5,172,375	5,072,017
Long-term debt, par value	650,000	650,000
Total capital resources	$5,822,375	$5,722,017

Ratio of long-term debt to shareholders' equity	12.6%	12.8%
(1)As of November 15, 2024, we retired all shares of our treasury stock. Effective November 15, 2024, all shares of our common stock that we repurchase are immediately retired and not held as treasury stock.

The increase in shareholders' equity in 2024 primarily relates to net income and a decrease in the accumulated other comprehensive losses reported in shareholders' equity related to the fair value of our investment portfolio and net changes in our benefit plan assets and obligations. These changes were partially offset by repurchases of our common stock and dividends paid to shareholders in 2024. See Note 13 - "Shareholders' Equity" for further information.

Debt obligations - holding company
As of December 31, 2024, our holding company's debt obligations was $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028.

See Note 7 - "Debt" for further information on our outstanding debt obligations and transactions impacting our consolidated financial statements in 2024 and 2023.

Liquidity analysis - holding company
As of December 31, 2024, and December 31, 2023, we had approximately $1.1 billion and $0.9 billion, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

Over the next twelve months the principal demand on holding company resources will be interest payments on our 5.25% Notes approximating $34.0 million, based on the debt outstanding at December 31, 2024. We believe our holding company has sufficient sources of liquidity to meet its payment obligations for the foreseeable future.

During 2024 and 2023, we repurchased 25.3 million and 21.7 million shares of our common stock for $566.6 million and $340.6 million respectively. Through February 21, 2025 we repurchased 5.8 million shares of our common stock for $142.3 million. The repurchase programs may be suspended or discontinued at any time.

In 2024, we paid cash dividends of $130.5 million to shareholders. On January 28, 2025, our Board of Directors declared a quarterly cash dividend of $0.13 per common share to shareholders of record on February 18, 2025, payable on March 5, 2025. We expect to continue to make dividend payments to shareholders in 2025.

We may use additional holding company cash to repurchase additional shares or to repurchase our outstanding debt obligations. Such repurchases may be material, may be made for cash (funded by debt) and/or exchanges for other securities, and may be made in open market purchases (including through 10b5-1 plans), privately negotiated acquisitions or other transactions. In 2025, we expect share repurchase programs will remain our primary means of returning capital to shareholders. See "Overview-Capital" of this MD&A for a discussion of our share repurchase programs.

Significant cash and investments inflows at our holding company during the year were:
•$750.0 million dividends received from MGIC,
•$44.4 million intercompany tax receipts,
•$40.0 million of capital returned from our subsidiary, and
•$29.5 million of investment income.

MGIC Investment Corporation 2024 Form 10-K | 76

MGIC Investment Corporation and Subsidiaries

Significant cash outflows at our holding company during the year were:
•$569.5 million of net share repurchase transactions,
•$130.5 million of cash dividends paid to shareholders, and
•$34.1 million of interest payments on our outstanding debt obligations

The net unrealized losses on our holding company investment portfolio were approximately $3.4 million at December 31, 2024 and the portfolio had a modified duration of approximately 0.8 years.

MGIC paid $750 million in dividends to our holding company in the year ended December 31, 2024. Future dividend payments from MGIC to the holding company will be determined in consultation with the Board of Directors, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company.

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

DEBT AT SUBSIDIARIES
MGIC did not have any outstanding debt obligations at December 31, 2024. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity through a secured lending facility. We may borrow from the FHLB at any time.

CAPITAL ADEQUACY
PMIERs
As of December 31, 2024, MGIC’s Available Assets under the PMIERs totaled approximately $5.8 billion, an excess of approximately $2.2 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

	December 31,
(In millions)	2024	2023
QSR Transactions	$1,177	$1,081
Home Re Transactions	666	921
Traditional XOL Transactions	388	230
Total capital credit for Reinsurance Transactions	$2,231	$2,232

We executed a 2025 and 2026 QSR transaction. Our 2025 and 2026 QSR Transaction is a 40% quota share on most of our new insurance written in 2025 and 2026, respectively, and will also provide PMIERs capital credit. Refer to Note 9 - "Reinsurance" to our consolidated financial statements for additional information on our reinsurance transactions.

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

MGIC Investment Corporation 2024 Form 10-K | 77

MGIC Investment Corporation and Subsidiaries

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

The table below presents MGIC's risk-to-capital calculation.

Risk-to-capital - MGIC

	December 31,
(In millions, except ratio)	2024	2023
RIF - net (1)	$58,213	$58,832
Statutory policyholders' surplus	$973	$636
Statutory contingency reserve	4,833	5,131
Statutory policyholders' position	$5,806	$5,767
Risk-to-capital	10.0:1	10.2:1
(1)RIF – net, as shown in the table above, is net of reinsurance and exposure on policies currently delinquent ($1.8 billion at December 31, 2024 and $1.6 billion at December 31, 2023) and for which case loss reserves have been established.

The increase in statutory policyholders' position was primarily due to an increase in net income in 2024, offset by a decrease in statutory contingency reserves and dividends paid to our holding company of $750 million. Our risk-to-capital ratio will increase if the percentage increase in capital exceeds the percentage decrease in insured risk.

For additional information regarding regulatory capital see Note 14 – “Statutory Information” to our consolidated financial statements as well as our risk factor titled “State capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

FINANCIAL STRENGTH RATINGS

MGIC financial strength ratings			MAC financial strength ratings

Rating Agency	Rating	Outlook	Rating Agency	Rating	Outlook
Moody's Investors Service	A3	Positive	Standard and Poor's Rating Services	A-	Stable
Standard and Poor's Rating Services	A-	Stable	A.M. Best	A	Stable
A.M. Best	A	Stable

For further information about the importance of MGIC’s ratings and rating methodologies, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses” in Item 1A.

MGIC Investment Corporation 2024 Form 10-K | 78

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

Case Reserves
Case reserves are established for estimated insurance losses when notices of delinquency on insured mortgage loans are received. Such loans are referred to as being in our delinquency inventory. For reporting purposes, we consider a loan delinquent when it is two or more payments past due and has not become current or resulted in a claim payment. Although the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excluded mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish case loss reserves for future claims on insured loans which are not currently delinquent.

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

Our estimate of loss reserves is sensitive to changes in claim rate and claim severity; it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of December 31, 2024, assuming all other factors remain constant, a $1,000 increase/decrease in the average claim severity reserve factor would change the reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the reserve amount by approximately +/- $18 million.

MGIC Investment Corporation 2024 Form 10-K | 79

MGIC Investment Corporation and Subsidiaries

Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

Historical development of loss reserves

(In thousands)	Losses incurred related to prior years (1)	Reserve at end of prior year
2024	(212,476)	505,379
2023	(208,514)	557,988
2022	(404,130)	883,522
2021	(60,015)	880,537
2020	19,604	555,334
(1)A negative number for a prior year indicates a redundancy of loss reserves. A positive number for a prior year indicates a deficiency of loss reserves.

See Note 8 – “Loss Reserves” to our consolidated financial statements for a discussion of recent loss development.

MGIC Investment Corporation 2024 Form 10-K | 80

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

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At December 31, 2024, the effective duration of our fixed income investment portfolio was 3.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.9% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. A discussion of portfolio strategy appears in "Management's Discussion and Analysis – Balance Sheet Review– Investment Portfolio" in Item 7.

MGIC Investment Corporation 2024 Form 10-K | 81

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements are filed pursuant to this Item 8:

MGIC Investment Corporation 2024 Form 10-K | 82

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
(In thousands)	Note	2024	2023
Assets
Investment portfolio:	5 / 6
Fixed income, available-for-sale, at fair value (amortized cost 2024 - $5,838,145; 2023 - $5,939,483)		$5,511,564	$5,601,540
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2024 - $339,978; 2023 - $121,539)		340,125	121,573
Equity securities, at fair value (cost, 2024 - $16,146; 2023 - $16,025)		14,762	14,771
Other invested assets, at cost		1,109	850
Total investment portfolio		5,867,560	5,738,734

Cash and cash equivalents		229,485	363,666
Restricted cash and cash equivalents		5,142	6,978
Accrued investment income		61,064	58,774
Reinsurance recoverable on loss reserves	9	47,281	33,302
Reinsurance recoverable on paid losses	9	4,197	9,896
Premiums receivable		57,536	58,499
Home office and equipment, net		35,679	38,755
Deferred insurance policy acquisition costs		11,694	14,591
Deferred income taxes, net	12	69,875	79,782
Other assets		157,722	135,403
Total assets		$6,547,235	$6,538,380

Liabilities and shareholders' equity
Liabilities:
Loss reserves	8	$462,662	$505,379
Unearned premiums		120,360	157,779
Senior notes	7	644,667	643,196
Other liabilities		147,171	160,009
Total liabilities		1,374,860	1,466,363
Contingencies	17
Shareholders' equity:	13
Common stock ($1.00 par value, shares authorized 1,000,000; shares issued 2024 - 248,449; 2023 - 371,353; shares outstanding 2024 - 248,449; 2023 - 272,494)		248,449	371,353
Paid-in capital		1,808,236	1,808,113
Treasury stock at cost (shares 2024 - 0; 2023 - 98,859)	13	—	(1,384,293)
Accumulated other comprehensive income (loss), net of tax	10	(288,162)	(316,281)
Retained earnings		3,403,852	4,593,125
Total shareholders' equity		5,172,375	5,072,017
Total liabilities and shareholders' equity		$6,547,235	$6,538,380
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2024 Form 10-K | 83

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Years Ended December 31,
(In thousands, except per share data)	Note	2024	2023	2022
Revenues:
Premiums written:
Direct		$1,100,918	$1,105,027	$1,108,570
Assumed		14,366	12,835	8,535
Ceded	9	(181,896)	(202,821)	(156,373)
Net premiums written		933,388	915,041	960,732
Decrease (increase) in unearned premiums		37,419	37,510	46,401
Net premiums earned	9	970,807	952,551	1,007,133

Investment income, net of expenses	5	244,640	214,740	167,476
Net gains (losses) on investments and other financial instruments	5	(9,846)	(14,141)	(7,463)
Other revenue		2,130	1,952	5,639
Total revenues		1,207,731	1,155,102	1,172,785

Losses and expenses:
Losses incurred, net	8 / 9	(14,861)	(20,856)	(254,565)
Amortization of deferred insurance policy acquisition costs		8,957	10,820	12,366
Other underwriting and operating expenses, net	18	209,324	226,004	236,697
Loss on debt extinguishment	7	—	—	40,199
Interest expense	7	35,602	36,905	48,054
Total losses and expenses		239,022	252,873	82,751
Income before tax		968,709	902,229	1,090,034
Provision for income taxes	12	205,715	189,280	224,685
Net income		$762,994	$712,949	$865,349

Earnings per share:	4
Basic		$2.92	$2.51	$2.83
Diluted		$2.89	$2.49	$2.79

Weighted average common shares outstanding - basic	4	261,684	283,605	305,847
Weighted average common shares outstanding - diluted	4	263,995	287,155	311,229

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2024 Form 10-K | 84

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years Ended December 31,
(In thousands)	Note	2024	2023	2022
Net income		$762,994	$712,949	$865,349
Other comprehensive income (loss), net of tax:	10
Change in unrealized investment gains and losses	5	9,070	141,548	(558,534)
Benefit plans adjustment	11	19,049	23,682	(42,674)
Other comprehensive income (loss), net of tax		28,119	165,230	(601,208)
Comprehensive income		$791,113	$878,179	$264,141
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2024 Form 10-K | 85

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Years Ended December 31,
(In thousands)	Note	2024	2023	2022
Common stock
Balance, beginning of year		$371,353	$371,353	$371,353
Retirement of treasury stock	13	(119,053)	—	—
Purchases of common stock	13	(3,851)	—	—
Balance, end of year		248,449	371,353	371,353

Paid-in capital
Balance, beginning of year		1,808,113	1,798,842	1,794,906
Conversion of 9% Debentures, net of tax	7	—	(5,315)	—
Reissuance of treasury stock, net under share-based compensation plans		(31,201)	(17,021)	(20,835)
Equity compensation		31,324	31,607	24,771
Balance, end of year		1,808,236	1,808,113	1,798,842

Treasury stock
Balance, beginning of year		(1,384,293)	(1,050,238)	(675,265)
Purchases of common stock	13	(475,107)	(343,819)	(385,714)
Reissuance of treasury stock, net under share-based compensation plans		12,135	9,764	10,741
Retirement of treasury stock	13	1,847,265	—	—
Balance, end of year		—	(1,384,293)	(1,050,238)

Accumulated other comprehensive income (loss)
Balance, beginning of year		(316,281)	(481,511)	119,697
Other comprehensive income (loss)	10	28,119	165,230	(601,208)
Balance, end of year		(288,162)	(316,281)	(481,511)

Retained earnings
Balance, beginning of year		4,593,125	4,004,294	3,250,691
Retirement of treasury stock	13	(1,728,212)	—	—
Purchases of common stock	13	(93,013)	—	—
Net income		762,994	712,949	865,349
Cash dividends	13	(131,042)	(124,118)	(111,746)
Balance, end of year		3,403,852	4,593,125	4,004,294

Total shareholders' equity		$5,172,375	$5,072,017	$4,642,740
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2024 Form 10-K | 86

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023		2022
Cash flows from operating activities:
Net income	$762,994	$712,949		$865,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	18,436	35,230		54,252
Deferred tax expense (benefit)	2,432	1,065		(4,367)
Equity compensation	31,324	31,607		24,771
Loss on debt extinguishment	—	—		40,199
Net (gains) losses on investments and other financial instruments	9,846	14,141		7,463
Change in certain assets and liabilities:
Accrued investment income	(2,290)	(3,596)		(3,276)
Reinsurance recoverable on loss reserves	(13,979)	(5,062)		38,665
Reinsurance recoverable on paid losses	5,699	8,185		18,194
Premiums receivable	963	(499)		(1,460)
Deferred insurance policy acquisition costs	2,897	4,471		2,609
Loss reserves	(42,717)	(52,609)		(325,534)
Unearned premiums	(37,419)	(37,510)		(46,401)
Return premium accrual	(8,600)	(4,400)		(11,800)
Current income taxes	16,274	(4,143)		(8,549)
Other, net	(20,828)	13,133	(1)	(103)	(1)
Net cash provided by operating activities	725,032	712,962		650,012
Cash flows from investing activities:
Purchases of investments	(1,555,624)	(1,469,540)		(674,406)
Proceeds from sales of investments	45,087	376,598		399,661
Proceeds from maturity of fixed income securities	1,369,706	913,415		688,484
Proceeds from sale of property and equipment	—	2,336		—
Additions to property and equipment	(1,174)	(1,999)		(3,254)
Net cash (used in) provided by investing activities	(142,005)	(179,190)		410,485
Cash flows from financing activities:
Conversion / purchase of convertible junior subordinated debentures	—	(28,637)		(89,118)
Redemption of 5.75% senior notes	—	—		(242,296)
Repayment of FHLB advance	—	—		(155,000)
Cash portion of loss on debt extinguishment	—	—		(39,514)
Repurchase of common stock	(569,478)	(337,182)		(385,573)
Dividends paid	(130,500)	(122,965)		(110,947)
Payment of withholding taxes related to share-based compensation net share settlement	(19,066)	(7,257)		(10,094)
Net cash used in financing activities	(719,044)	(496,041)		(1,032,542)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(136,017)	37,731		27,955
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	370,644	332,913		304,958
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$234,627	$370,644		$332,913
(1) Certain reclassifications have been made to conform to current year presentation
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation 2024 Form 10-K | 87

MGIC Investment Corporation and Subsidiaries

Note 1. Nature of Business
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation ("MGIC"), is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. Primary mortgage insurance provides mortgage default protection on individual loans and covers a percentage of the unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us, of the underlying property. MGIC Assurance Corporation ("MAC") and MGIC Indemnity Corporation ("MIC"), insurance subsidiaries of MGIC, provide insurance for certain mortgages under Fannie Mae and Freddie Mac (the "GSEs") credit risk transfer programs. We operate as a single segment for the purposes of evaluating financial performance and allocating resources.

At December 31, 2024, our direct primary insurance in force ("IIF") was $295.4 billion, which represents the unpaid principal balance, either estimated by us or reported to us by mortgage servicers, for the loans we insure, and our direct primary risk in force ("RIF") was $78.8 billion, which represents the IIF multiplied by the insurance coverage percentage.

The substantial majority of our new insurance written ("NIW") is for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of December 31, 2024, MGIC’s Available Assets are in excess of its Minimum Required Assets, and MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

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

MGIC Investment Corporation 2024 Form 10-K | 88

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

As of December 31, 2024 and 2023, we did not elect to measure any financial instruments acquired, or issued, such as our outstanding debt obligations, at fair value for which the primary basis of accounting is not fair value.

Valuation process
We use independent pricing sources to determine the fair value of a substantial majority of our financial instruments, which primarily consist of assets in our investment portfolio, but also includes cash and cash equivalents and restricted cash and cash equivalents. A variety of inputs are used; in approximate order of priority, they are benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, and reference data including market research publications.

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

MGIC Investment Corporation 2024 Form 10-K | 89

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

HOME OFFICE AND EQUIPMENT
Home office and equipment is carried at cost, net of depreciation. For financial reporting purposes, depreciation is determined on a straight-line basis for the home office and equipment over estimated lives ranging from 3 to 45 years. For income tax purposes, we use accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $61.2 million and $59.2 million as of December 31, 2024 and 2023, respectively. Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $4.2 million, $4.6 million and $4.9 million, respectively.

MGIC Investment Corporation 2024 Form 10-K | 90

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

Case reserves and LAE reserves are established when notices of delinquency on insured mortgage loans are received. Such loans are referred to as being in our delinquency inventory. For reporting purposes, we consider a loan delinquent when it is two or more payments past due and has not become current or resulted in a claim payment. Although the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish case reserves for future claims on insured loans that are not currently delinquent.

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

PREMIUM DEFICIENCY RESERVE
After our loss reserves are established, we perform premium deficiency tests using our best estimate of future premium, losses and LAE paid. Premium deficiency reserves are established, if necessary, when the present value of expected future losses and LAE paid exceeds the present value of expected future premium, anticipated investment income, and already established loss reserves.

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

The liability associated with our estimate of premium to be returned is accrued for separately and included in "Other liabilities" on our consolidated balance sheets. Changes in this liability, and the actual return of premiums for all periods, affect premiums written and earned.

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

MGIC Investment Corporation 2024 Form 10-K | 91

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

We also offer benefits for retired domestic employees, their eligible spouses and dependents under a postretirement benefit plan. Participation in this plan is limited to eligible employees that participated in the defined benefit pension plan. Eligibility for coverage is based on meeting certain years of service and retirement age qualifications. We accrue the estimated costs of the retiree benefits over the period during which employees render the service that qualifies them for benefits. (See Note 11 – “Benefit Plans.”)

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

MGIC Investment Corporation 2024 Form 10-K | 92

MGIC Investment Corporation and Subsidiaries

EARNINGS PER SHARE
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Our "participating securities" are composed of vested restricted stock and restricted stock units ("RSUs") with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. We calculate diluted EPS using the treasury stock method and if-converted method. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if our unvested restricted stock units result in the issuance of common stock. Prior to our redemption of the outstanding principal on our 9% debentures in 2023, we utilized the if-converted method, to calculate the potential dilution that could occur if our 9% Debentures were converted to common stock. The determination of potentially issuable shares did not consider the satisfaction of the conversion requirements and the shares were included in the determination of diluted EPS as of the beginning of the period, if dilutive. For purposes of calculating basic and diluted EPS, vested RSUs are considered outstanding. In 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal. (See Note 7 - “Debt”.)

RELATED PARTY TRANSACTIONS
In 2024, 2023, and 2022 there were no material related party transactions.

RECENT ACCOUNTING AND REPORTING DEVELOPMENTS
Accounting standards and laws and regulations effective in 2024 or early adopted, and relevant to our financial statements are described below:

Segment Reporting—Improvements to Reportable Segment Disclosures: ASU 2023-07
In November 2023, the FASB issued ASU 2023-07. The update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard took effect for all public business entities for fiscal periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 18 - "Segment Reporting" for our disclosures around ASU 2023-07.

PROSPECTIVE ACCOUNTING AND REPORTING DEVELOPMENTS
Relevant new amendments to accounting standards, which are not yet effective or adopted.

Improvements to Income Tax Disclosures: ASU 2023-09
In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. Income tax disclosures will require consistent categories and greater disaggregations of information in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. We have evaluated the impacts the adoption of this guidance will have on our consolidated financial statements and determined that it will not have a material impact.

Disaggregation of Income Statement Expenses: ASU 2024-03
In November 2024, the FASB issued ASU 2024-03 requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impacts the adoption of this guidance will have on our disclosures, but do not expect it to have a material impact.

MGIC Investment Corporation 2024 Form 10-K | 93

MGIC Investment Corporation and Subsidiaries

Note 4. Earnings Per Share
Table 4.1 reconciles basic and diluted EPS amounts:

Earnings per share
Table	4.1
		Years Ended December 31,
(In thousands, except per share data)		2024	2023	2022
Basic earnings per share:
Net income		$762,994	$712,949	$865,349
Weighted average common shares outstanding - basic		261,684	283,605	305,847
Basic earnings per share		$2.92	$2.51	$2.83
Diluted earnings per share:
Net Income		$762,994	$712,949	$865,349
Interest expense, net of tax (1):
9% Debentures		—	1,026	3,228
Diluted income available to common shareholders		$762,994	$713,975	$868,577
Weighted-average shares - basic		261,684	283,605	305,847
Effect of dilutive securities:
Unvested restricted stock units		2,311	2,427	1,917
9% Debentures		—	1,123	3,465
Weighted average common shares outstanding - diluted		263,995	287,155	311,229
Diluted income per share		$2.89	$2.49	$2.79
(1) Interest expense has been tax effected at a rate of 21%.

Prior to our redemption of the outstanding principal on our 9% debentures in 2023, we utilized the if-converted method to calculate the potential dilution that could occur if our 9% Debentures were converted to common stock. Under this method, if dilutive, the common stock related to the outstanding 9% Debentures was assumed to be issued as of the beginning of the reporting period and the related interest expense, net of tax, was added back to earnings in calculating diluted EPS. In 2023, under the terms of our 9% Debentures, we exercised our option to redeem the outstanding principal. (See Note 7 - "Debt".)

MGIC Investment Corporation 2024 Form 10-K | 94

MGIC Investment Corporation and Subsidiaries

Note 5. Investments
FIXED INCOME SECURITIES
Our fixed income securities consisted of the following as of December 31, 2024 and 2023:

Details of fixed income investment securities by category as of December 31, 2024
Table	5.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,349	$231	$(5,087)	$260,493
Obligations of U.S. states and political subdivisions		2,065,953	2,331	(192,789)	1,875,495
Corporate debt securities		2,857,627	12,593	(112,839)	2,757,381
ABS		155,594	2,157	(1,234)	156,517
RMBS		373,485	2,103	(25,528)	350,060
CMBS		243,840	21	(7,990)	235,871
CLOs		199,773	286	—	200,059
Foreign government debt		4,487	—	(689)	3,798
Commercial paper		12,015	—	—	12,015
Total fixed income securities		$6,178,123	$19,722	$(346,156)	$5,851,689

Details of fixed income investment securities by category as of December 31, 2023
Table	5.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$167,995	$51	$(6,364)	$161,682
Obligations of U.S. states and political subdivisions		2,092,754	5,159	(189,835)	1,908,078
Corporate debt securities		2,626,401	17,391	(128,211)	2,515,581
ABS		173,256	1,292	(3,275)	171,273
RMBS		347,132	4,297	(20,656)	330,773
CMBS		293,204	5	(15,752)	277,457
CLOs		327,467	37	(1,408)	326,096
Foreign government debt		4,486	—	(643)	3,843
Commercial paper		$28,327	$3	$—	$28,330
Total fixed income securities		$6,061,022	$28,235	$(366,144)	$5,723,113

We had $12.2 million of investments at fair value on deposit with various states as of December 31, 2024 and 2023, in accordance with regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $199.9 million and $156.9 million at December 31, 2024 and 2023, respectively. The increase is primarily due to an increase in collateral required as the risk in force covered by these insurance and reinsurance activities has increased.

MGIC Investment Corporation 2024 Form 10-K | 95

MGIC Investment Corporation and Subsidiaries

The amortized cost and fair values of fixed income securities at December 31, 2024, by contractual maturity, are shown in table 5.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities provide for periodic payments throughout their lives, they are listed in separate categories.

Fixed income securities maturity schedule
Table	5.2
		December 31, 2024
(In thousands)		Amortized Cost	Fair Value
Due in one year or less		$729,851	$728,644
Due after one year through five years		1,669,360	1,631,156
Due after five years through ten years		1,771,814	1,656,007
Due after ten years		1,034,406	893,375
		5,205,431	4,909,182

ABS		155,594	156,517
RMBS		373,485	350,060
CMBS		243,840	235,871
CLOs		199,773	200,059
Total as of December 31, 2024		$6,178,123	$5,851,689

EQUITY SECURITIES
The cost and fair value of investments in equity securities as of December 31, 2024 and December 31, 2023 are shown in tables 5.3a and 5.3b below.

Details of equity investment securities as of December 31, 2024
Table	5.3a
(In thousands)		Cost	Fair value gains	Fair value losses	Fair Value
Equity securities		$16,146	$8	$(1,392)	$14,762

Details of equity investment securities as of December 31, 2023
Table	5.3b
(In thousands)		Cost	Fair value gains	Fair value losses	Fair Value
Equity securities		$16,025	$5	$(1,259)	$14,771

MGIC Investment Corporation 2024 Form 10-K | 96

MGIC Investment Corporation and Subsidiaries

NET GAINS (LOSSES) ON INVESTMENTS AND OTHER FINANCIAL INSTRUMENTS
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale and equity securities are shown in table 5.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	5.4
(in thousands)		December 31, 2024	December 31, 2023	December 31, 2022

Fixed income securities:
Gains on sales		$1,114	$3,071	$7,152
Losses on sales		(8,045)	(17,620)	(15,477)
Impairments		—	—	(1,415)
Equity securities gains (losses):
Gains (losses) on sales		—	—	(7)
Changes in fair value		(130)	530	(2,013)
Change in embedded derivative on Home Re Transactions (1)		(2,791)	(118)	4,269
Other:
Gains (losses) on sales		16	(1)	2
Market adjustment		(10)	(3)	26
Net gains (losses) on investments and other financial instruments		$(9,846)	$(14,141)	$(7,463)

Proceeds from sales of fixed income securities		$45,087	$375,788	$397,553
Proceeds from sales of equity securities		—	—	97
(1) See Note 6 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

OTHER INVESTED ASSETS
Our other invested assets balances includes an investment in Federal Home Loan Bank ("FHLB") stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility.

UNREALIZED INVESTMENT LOSSES
Tables 5.5a and 5.5b below summarize, for all available-for-sale investments in an unrealized loss position as of December 31, 2024 and December 31, 2023, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 5.5a and 5.5b below are estimated using the process described in Note 6 - "Fair Value Measurements" to these consolidated financial statements.

Unrealized loss aging for securities by type and length of time as of December 31, 2024
Table	5.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$37,017	$(437)	$69,959	$(4,650)	$106,976	$(5,087)
Obligations of U.S. states and political subdivisions		409,406	(5,621)	1,195,869	(187,168)	1,605,275	(192,789)
Corporate debt securities		852,752	(10,334)	1,051,862	(102,505)	1,904,614	(112,839)
ABS		20,090	(184)	49,640	(1,050)	69,730	(1,234)
RMBS		171,654	(5,498)	151,893	(20,030)	323,547	(25,528)
CMBS		77,567	(1,774)	151,188	(6,216)	228,755	(7,990)
Foreign government debt		—	—	3,798	(689)	3,798	(689)
Total		$1,568,486	$(23,848)	$2,674,209	$(322,308)	$4,242,695	$(346,156)

MGIC Investment Corporation 2024 Form 10-K | 97

MGIC Investment Corporation and Subsidiaries

Unrealized loss aging for securities by type and length of time as of December 31, 2023
Table	5.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$26,550	$(75)	$98,359	$(6,289)	$124,909	$(6,364)
Obligations of U.S. states and political subdivisions		275,727	(3,622)	1,200,533	(186,213)	1,476,260	(189,835)
Corporate debt securities		270,956	(6,060)	1,604,021	(122,151)	1,874,977	(128,211)
ABS		41,549	(1,234)	62,611	(2,041)	104,160	(3,275)
RMBS		44,867	(872)	176,349	(19,784)	221,216	(20,656)
CMBS		35,249	(391)	244,216	(15,361)	279,465	(15,752)
CLOs		—	—	274,729	(1,408)	274,729	(1,408)
Foreign government debt		—	—	3,843	(643)	3,843	(643)
Total		$694,898	$(12,254)	$3,664,661	$(353,890)	$4,359,559	$(366,144)
The change in net unrealized gains (losses) of investments is shown in table 5.6 below.

Change in net unrealized gains (losses)
Table	5.6
(In thousands)		2024	2023	2022
Fixed income securities		$11,481	$179,174	$(707,005)
There were 1,020 and 1,021 securities in an unrealized loss position as of December 31, 2024 and 2023, respectively. Based on current facts and circumstances, we believe the unrealized losses as of December 31, 2024 presented in table 5.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

The source of net investment income is shown in table 5.7 below.

Net investment income
Table	5.7
(In thousands)		2024	2023	2022
Fixed income securities		$230,524	$202,655	$166,306
Equity securities		624	529	437
Cash equivalents		18,498	16,111	5,049
Other		31	44	51
Investment income		249,677	219,339	171,843
Investment expenses		(5,037)	(4,599)	(4,367)
Net investment income		$244,640	$214,740	$167,476

MGIC Investment Corporation 2024 Form 10-K | 98

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

MGIC Investment Corporation 2024 Form 10-K | 99

MGIC Investment Corporation and Subsidiaries

Assets measured at fair value, by hierarchy level, as of December 31, 2024 and 2023 are shown in tables 6.1a and 6.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - "Significant Accounting Policies" to the consolidated financial statements in this Form 10-K.

Assets carried at fair value by hierarchy level as of December 31, 2024
Table	6.1a
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$260,493	$220,369	$40,124
Obligations of U.S. states and political subdivisions		1,875,495	—	1,875,495
Corporate debt securities		2,757,381	—	2,757,381
ABS		156,517	—	156,517
RMBS		350,060	—	350,060
CMBS		235,871	—	235,871
CLOs		200,059	—	200,059
Foreign government debt		3,798	—	3,798
Commercial paper		12,015	—	12,015
Total fixed income securities		5,851,689	220,369	5,631,320
Equity securities		14,762	14,762	—
Cash equivalents(1)		230,156	219,943	10,213
Total		$6,096,607	$455,074	$5,641,533

Assets carried at fair value by hierarchy level as of December 31, 2023
Table	6.1b
(In thousands)		Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$161,682	$95,828	$65,854
Obligations of U.S. states and political subdivisions		1,908,078	—	1,908,078
Corporate debt securities		2,515,581	—	2,515,581
ABS		171,273	—	171,273
RMBS		330,773	—	330,773
CMBS		277,457	—	277,457
CLOs		326,096	—	326,096
Foreign government debt		3,843	—	3,843
Commercial Paper		28,330	—	28,330
Total fixed income securities		5,723,113	95,828	5,627,285
Equity securities		14,771	14,771	—
Cash equivalents(1)		367,517	367,301	216
Total		$6,105,401	$477,900	$5,627,501
(1) Includes restricted cash equivalents

Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. Additional fair value disclosures related to our investment portfolio are included in Note 5 - "Investments."

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as Other liabilities or Other assets in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At December 31, 2024 and 2023, the fair value of the embedded derivatives was a liability of $0.4 million and an asset of $2.4 million, respectively. (See Note 9 - "Reinsurance" for more information about our Home Re Transactions.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. Purchases of real estate acquired was $5.2 million and

MGIC Investment Corporation 2024 Form 10-K | 100

MGIC Investment Corporation and Subsidiaries

$0.6 million for the years ended December 31, 2024, and 2023, respectively. Sales of real estate acquired were $2.7 million and $3.8 million for the years ended December 31, 2024, and 2023, respectively.

FINANCIAL ASSETS AND LIABILITIES NOT MEASURED AT FAIR VALUE
Other invested assets include an investment in FHLB stock that is carried at cost, which due to restrictions that require it to be redeemed or sold only to the security issuer at par value, approximates fair value. The fair value of other invested assets is categorized as Level 2.

Financial liabilities include our outstanding debt obligation. The fair value of our 5.25% Notes is based on observable market prices. In all cases the fair values of the financial liabilities below are categorized as level 2.

Table 6.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value as of December 31, 2024 and 2023.

Financial assets and liabilities not carried at fair value
Table	6.2
		December 31, 2024		December 31, 2023
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$850	$850
Financial liabilities
5.25% Notes		$644,667	$636,883	$643,196	$634,498

MGIC Investment Corporation 2024 Form 10-K | 101

MGIC Investment Corporation and Subsidiaries

Note 7. Debt
DEBT OBLIGATIONS
The aggregate carrying value of our 5.25% Senior Notes ("5.25% Notes") and the par value as of December 31, 2024 and 2023 is presented in table 7.1 below.

Long-term debt obligation, carrying value
Table	7.1
		December 31,
(In thousands)		2024	2023
5.25% Notes, due August 2028 (par value: $650 million)		$644,667	$643,196

The 5.25% Senior Notes are an obligation of our holding company, MGIC Investment Corporation.

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

Until August 15, 2025, we may redeem the notes at 101.313% of principal; on or after August 15, 2025, we may redeem the notes at 100% of principal; in each case, plus accrued and unpaid interest.

The 5.25% Notes have covenants and events of default, which are customary for securities of this nature, and further provide that the trustee or holders of at least 25% in aggregate principal amount of the outstanding 5.25% Notes may declare them immediately due and payable upon the occurrence of certain events of default after the expiration of the applicable grace period. In addition, in the case of an event of default arising from certain events of bankruptcy, insolvency or reorganization relating to the Company or any of its significant subsidiaries, the 5.25% Notes will become due and payable immediately. This description is not intended to be complete in all respects and is qualified in its entirety by the terms of the 5.25% Notes, including their covenants and events of default. We were in compliance with all covenants as of December 31, 2024.

INTEREST PAYMENTS
Interest payments were $34.1 million during 2024, $35.1 million during 2023 and $53.7 million during 2022.

MGIC Investment Corporation 2024 Form 10-K | 102

MGIC Investment Corporation and Subsidiaries

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

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated statements of operations even in a stable economic environment. For example, as of December 31, 2024, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $18 million.

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

MGIC Investment Corporation 2024 Form 10-K | 103

MGIC Investment Corporation and Subsidiaries

The “Losses paid” section of table 8.1 below shows the amount of losses paid on delinquencies received in the current year and losses paid on delinquencies that occurred in prior years.

Table 8.1 provides a reconciliation of beginning and ending loss reserves as of and for the past three years:

Development of loss reserves
Table	8.1
(In thousands)		2024	2023	2022
Reserve at beginning of year		$505,379	$557,988	$883,522
Less reinsurance recoverable		33,302	28,240	66,905
Net reserve at beginning of year		472,077	529,748	816,617

Losses incurred:
Losses and LAE incurred in respect of delinquent notices received in:
Current year		197,615	187,658	149,565
Prior years (1)		(212,476)	(208,514)	(404,130)
Total losses incurred		(14,861)	(20,856)	(254,565)

Losses paid:
Losses and LAE paid in respect of delinquent notices received in:
Current year		946	566	362
Prior years		43,585	45,645	49,626
Reinsurance terminations (2)		(2,696)	(9,396)	(17,684)
Total losses paid		41,835	36,815	32,304
Net reserve at end of year		415,381	472,077	529,748
Plus reinsurance recoverables		47,281	33,302	28,240
Reserve at end of year		$462,662	$505,379	$557,988
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

The increase in the current year losses incurred for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies reported, offset by a decrease in the ultimate claim rate on new delinquencies received as of December 31, 2024.

The favorable loss development on previously received delinquencies for the year ended December 31, 2024 and December 31, 2023 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the past three years is reflected in table 8.2 below.

Reserve development on previously received delinquencies
Table	8.2
(In thousands)		2024	2023	2022
Increase (decrease) in estimated claim rate on primary defaults		$(192,675)	$(200,983)	$(400,577)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(19,801)	(7,531)	(3,553)
Total prior year loss development (1)		$(212,476)	$(208,514)	$(404,130)
(1)A positive number for prior year loss development indicates a deficiency of prior year loss reserves. A negative number for prior year loss development indicates a redundancy of prior year loss reserves.

PREMIUM REFUNDS
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in "Other liabilities" on our consolidated balance sheets and was $12.5 million and $21.1 million at December 31, 2024 and 2023, respectively.

MGIC Investment Corporation 2024 Form 10-K | 104

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

Reinsurance
Table	9.1
		Years ended December 31,
(In thousands)		2024	2023	2022
Premiums earned:
Direct		$1,138,245	$1,142,412	$1,154,728
Assumed		14,458	12,960	8,778
Ceded:
Ceded - quota share reinsurance (1)		(115,306)	(123,955)	(86,435)
Ceded - excess-of-loss reinsurance		(66,590)	(78,866)	(69,938)
Total ceded		(181,896)	(202,821)	(156,373)
Net premiums earned		$970,807	$952,551	$1,007,133

Losses incurred:
Direct		$5,714	$(5,200)	$(274,072)
Assumed		32	(33)	(330)
Ceded - quota share reinsurance		(20,607)	(15,623)	19,837
Losses incurred, net		$(14,861)	$(20,856)	$(254,565)

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$108,368	$133,145	$176,084
Ceding commission on quota share reinsurance		44,532	50,397	52,071
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

MGIC Investment Corporation 2024 Form 10-K | 105

MGIC Investment Corporation and Subsidiaries

Table 9.2 below provides additional detail regarding our QSR transactions in effect during 2024.

Reinsurance
Table	9.2

Quota Share Contract			Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 QSR and 2021 QSR		(2)	2021	17.5%	61.9%	'December 31, 2036
2021 QSR and 2022 QSR		(3)	2021	12.5%	57.5%	'December 31, 2036
2021 QSR and 2022 QSR			2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR			2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR			2023	15.0%	62.0%	December 31, 2034
2023 QSR			2023	10.0%	58.5%	December 31, 2034
2024 QSR			2024	30.0%	56.0%	'December 31, 2035
Credit Union QSR			2020-2025	65.0%	50.0%	December 31, 2039
(1)We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.
(2)Effective December 31, 2024, we agreed to amended terms with certain participants on our 2020 QSR and 2021 QSR Transaction covering policy year 2021 reducing the quota share cede rate to 14.8%. Under the amended terms we will generally receive an annual profit commission provided the annual loss ratio on loans covered under the transaction remain below 69%.
(3)Effective December 31, 2024, we agreed to amended terms with certain participants on our 2021 QSR and 2022 QSR Transaction covering policy year 2021 reducing the quota share cede rate to 11.1%. Under the amended terms we will generally receive an annual profit commission provided the annual loss ratio on loans covered under the transaction remain below 69%.

We executed a 40% QSR transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2025 and 2026. Generally, we will receive an annual profit commission provided the annual loss ratio on the loans covered under the transaction remains below 63.0% and 62.0% on 2025 and 2026 new insurance written, respectively.

We can elect to terminate the QSR Transactions under specified scenarios without penalty upon prior written notice, including if we will receive less than 90% (80% for the Credit Union QSR Transaction) of the full credit amount under the PMIERs, full financial statement credit or full credit under applicable regulatory capital requirements for the risk ceded in any required calculation period.

Table 9.3 provides additional detail regarding optional termination dates and optional reductions to our quota share percentage which can, in each case, be elected by us for a fee. Under the optional reduction to the quota share percentage, we may reduce our quota share percentage from the original percentage shown in table 9.2 to the percentage shown in 9.3.

Reinsurance
Table 9.3

Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR (3)	2021	December 31, 2027	January 1, 2028	12.3% or 10%
2021 QSR and 2022 QSR (3)	2021	December 31, 2027	January 1, 2028	9.4% or 7%
2021 QSR and 2022 QSR	2022	July 1 , 2025	January 1, 2025	12.5% or 10%
2022 QSR and 2023 QSR	2022	July 1, 2025	January 1, 2025	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	January 1, 2025	12.5% or 10%
2023 QSR	2023	December 31, 2025	January 1, 2025	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
(1) We can elect early termination of the QSR transaction beginning on this date, and bi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and bi-annually thereafter.
(3) Terms of the agreement were amended effective December 31, 2024.

We incurred an early termination fee of $1.0 million for our 2021 QSR Transaction effective December 31, 2024 for reinsurers who did not participate in the amended agreement. We incurred an early termination fee of $5.1 million for our 2020 QSR Transaction effective December 31, 2023, and $2.2 million for the termination of our 2019 QSR Transaction effective December 31, 2022. We also terminated our 2015 QSR Transaction effective December 31, 2022. The reinsurance recoverable on paid losses due from reinsurers for loss and LAE reserves incurred at the time of termination includes $2.7 million as of December 31, 2024 for reinsurers who chose not to participate in the 2021 QSR Transaction amendment, $9.4 million as December 31, 2023 from reinsurers participating in the 2020 QSR Transaction and $17.7 million as of December 31, 2022 from reinsurers participating in the 2015 and 2019 QSR Transactions.

MGIC Investment Corporation 2024 Form 10-K | 106

MGIC Investment Corporation and Subsidiaries

Under the terms of our QSR Transactions, ceded premiums, ceding commissions, profit commission, and ceded loss paid and LAE paid are settled net on a quarterly basis. The ceded premiums due after deducting the related ceding commission and profit commission is reported within "Other liabilities" on the consolidated balance sheets.
The reinsurance recoverable on loss reserves related to our QSR Transactions was $47.3 million as of December 31, 2024 and $33.3 million as of December 31, 2023. The reinsurance recoverable balance is secured by funds on deposit from the reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our quota share reinsurance agreements described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three. An allowance for credit losses was not required as of December 31, 2024 or December 31, 2023.
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

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of December 31, 2024, there were no "Trigger Events".

In 2024, we exercised our option to terminate the reinsurance agreement with Home Re 2020-1, Ltd. and Home Re 2018-1, Ltd. We also terminated our reinsurance agreement with Home Re 2019-1, Ltd. In connection with the terminations, the insurance linked notes issued by Home Re 2020-1 Ltd., Home Re 2019-1 Ltd, and Home Re 2018-1, Ltd. were redeemed in full.

MGIC Investment Corporation 2024 Form 10-K | 107

MGIC Investment Corporation and Subsidiaries

Table 9.4a , 9.4b, and 9.4c provide a summary of our XOL Transactions as of December 31, 2024, December 31, 2023 and December 31, 2022.

Excess of Loss Reinsurance
9.4a
($ in thousands)	Issue Date	Policy In force Dates	Optional Call/ Termination Date (1)	Legal Maturity
2024 Traditional XOL	April 1, 2024	January 1, 2024 - December 31, 2024	January 1, 2030	10 years
2023 Traditional XOL	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years
Home Re 2023-1, Ltd.	October 23, 2023	June 1, 2022 - August 31, 2023	October 25, 2028	10 years
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years
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

Excess of Loss Reinsurance
9.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	December 31, 2024	December 31, 2023	December 31, 2022
2024 Traditional XOL	$125,016	$125,016	$—	$—
2023 Traditional XOL	70,578	70,401	70,578	—
2022 Traditional XOL	82,523	81,112	82,346	82,517
Home Re 2023-1, Ltd.	272,961	272,269	272,961	—
Home Re 2022-1, Ltd.	325,589	322,566	325,001	325,576
Home Re 2021-2, Ltd.	190,159	188,211	189,403	190,097
Home Re 2021-1, Ltd.	211,159	210,027	210,831	211,102

9.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 12/31/2024 (2)	December 31, 2024	December 31, 2023	December 31, 2022
2024 Traditional XOL	$187,220	N/A	N/A	$187,220	$—	$—
2023 Traditional XOL	96,942	N/A	N/A	91,404	96,942	—
2022 Traditional XOL	142,642	N/A	N/A	124,344	142,642	142,642
Home Re 2023-1, Ltd.	330,277	97%	97%	299,325	330,277	—
Home Re 2022-1, Ltd.	473,575	100%	100%	305,639	420,731	473,575
Home Re 2021-2, Ltd. (3)	398,429	100%	85%	132,424	173,960	352,084
Home Re 2021-1, Ltd.	398,848	100%	100%	92,019	117,982	277,053
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.
(3)The funding percentage on the 2021-2 was reduced from 100% after a tender offer was conducted in the fourth quarter of 2023.

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in reinsurance trust account and used to collateralize the Home Re Entity's reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at December 31, 2024 and December 31, 2023, were not material to our consolidated balance sheet, and the change in fair values during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 were not material to our consolidated statements of operations. (see Note 5 - "Investments" and Note 6 - "Fair Value Measurements" ).

MGIC Investment Corporation 2024 Form 10-K | 108

MGIC Investment Corporation and Subsidiaries

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of December 31, 2024, December 31, 2023 and December 31, 2022, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 9.5 presents the total assets of the Home Re Entities as of December 31, 2024 , December 31, 2023 and December 31, 2022.

Home Re Entities total assets
Table	9.5

(In thousands)
Home Re Entity		Total VIE Assets
		December 31, 2024	December 31, 2023	December 31, 2022
Home Re 2023-1 Ltd.		$303,733	$330,277	$—
Home Re 2022-1 Ltd.		313,229	427,279	473,575
Home Re 2021-2 Ltd.		136,486	174,431	357,340
Home Re 2021-1 Ltd.		97,373	118,043	285,039

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

MGIC Investment Corporation 2024 Form 10-K | 109

MGIC Investment Corporation and Subsidiaries

Note 10. Other Comprehensive Income (Loss)
The pretax components of our other comprehensive income (loss) and related income tax benefit (expense) for the years ended December 31, 2024, 2023 and 2022 are included in table 10.1 below.

Components of other comprehensive income (loss)
Table	10.1
(In thousands)		2024	2023	2022
Net unrealized investment (losses) gains arising during the period		$11,481	$179,174	$(707,005)
Income tax benefit (expense)		(2,411)	(37,626)	148,471
Net of taxes		9,070	141,548	(558,534)

Net changes in benefit plan assets and obligations		24,113	29,978	(54,017)
Income tax benefit (expense)		(5,064)	(6,296)	11,343
Net of taxes		19,049	23,682	(42,674)

Total other comprehensive income (loss)		35,594	209,152	(761,022)
Total income tax benefit (expense)		(7,475)	(43,922)	159,814
Total other comprehensive income (loss), net of tax		$28,119	$165,230	$(601,208)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) ( "AOCI") to our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 are included in table 10.2 below.

Reclassifications from Accumulated Other Comprehensive Income (Loss)
Table	10.2
(In thousands)		2024	2023	2022
Reclassification adjustment for net realized (losses) gains (1)		$(15,069)	$(27,100)	$(9,860)
Income tax benefit (expense)		3,164	5,691	2,070
Net of taxes		(11,905)	(21,409)	(7,790)

Reclassification adjustment related to benefit plan assets and obligations (2)		(2,925)	(13,990)	(16,750)
Income tax benefit (expense)		614	2,938	3,518
Net of taxes		(2,311)	(11,052)	(13,232)

Total reclassifications		(17,994)	(41,090)	(26,610)
Income tax benefit (expense)		3,778	8,629	5,588
Total reclassifications, net of tax		$(14,216)	$(32,461)	$(21,022)
(1)(Decreases) increases Net gains (losses) on investments and other financial instruments on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A roll-forward of AOCI for the years ended December 31, 2024, 2023, and 2022, including amounts reclassified from AOCI, is included in table 10.3 below.

Roll-forward of Accumulated Other Comprehensive Income (Loss)
Table	10.3
(In thousands)		Net unrealized gains and losses on available-for-sale securities	Net benefit plan assets and obligations recognized in shareholders' equity	Total AOCI
Balance, December 31, 2021, net of tax		$150,038	$(30,341)	$119,697
Other comprehensive income (loss) before reclassifications		(566,324)	(55,906)	(622,230)
Less: Amounts reclassified from AOCI		(7,790)	(13,232)	(21,022)
Balance, December 31, 2022, net of tax		(408,496)	(73,015)	(481,511)
Other comprehensive income (loss) before reclassifications		120,139	12,630	132,769
Less: Amounts reclassified from AOCI		(21,409)	(11,052)	(32,461)
Balance, December 31, 2023, net of tax		(266,948)	(49,333)	(316,281)
Other comprehensive income (loss) before reclassifications		(2,835)	16,738	13,903
Less: Amounts reclassified from AOCI		(11,905)	(2,311)	(14,216)
Balance, December 31, 2024, net of tax		$(257,878)	$(30,284)	$(288,162)

MGIC Investment Corporation 2024 Form 10-K | 110

MGIC Investment Corporation and Subsidiaries

Note 11. Benefit Plans
We have a non-contributory defined benefit pension plan, as well as a supplemental executive retirement plan, that covered eligible employees through December 31, 2022. Effective January 1, 2023, these plans were frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants in these plans were fully vested in their benefits as of December 31, 2022. We also offer benefits for retired domestic employees and their eligible spouses and dependents under a postretirement benefit plan. Participation in this plan is limited to eligible employees that participated in the defined benefit pension plan. The following tables 11.1, 11.2, and 11.3 provide the components of aggregate annual net periodic benefit cost for each of the years ended December 31, 2024, 2023, and 2022 and changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheets as of December 31, 2024 and 2023.

Components of net periodic benefit cost
Table	11.1
		Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
(In thousands)		12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022
Company Service Cost		$—	$—	$7,153	$1,668	$1,497	$1,307
Interest Cost		12,988	13,787	12,461	1,501	1,633	694
Expected Return on Plan Assets		(14,576)	(13,517)	(18,064)	(9,974)	(8,235)	(10,502)
Amortization of:
Net Transition Obligation (Asset)		—	—	—	—	—	—
Prior Service Cost (Credit)		345	345	(163)	1,813	1,861	489
Net Actuarial Losses (Gains)		2,091	2,185	5,726	(1,523)	(150)	(3,103)
Cost of Settlements and Curtailments		198	9,749	13,801	—	—	—
Net Periodic Benefit Cost (Benefit)		$1,046	$12,549	$20,914	$(6,515)	$(3,394)	$(11,115)

Development of funded status
Table	11.2
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2024	12/31/2023	12/31/2024	12/31/2023
Actuarial Value of Benefit Obligations
Measurement Date		12/31/2024	12/31/2023	12/31/2024	12/31/2023
Accumulated Benefit Obligation		$242,253	$261,330	$23,383	$30,238

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
Benefit Obligation		$(242,253)	$(261,330)	$(23,383)	$(30,238)
Plan Assets at Fair Value		240,216	235,612	156,604	134,371
Funded Status - Overfunded/Asset		N/A	N/A	$133,221	$104,133
Funded Status - Underfunded/Liability		(2,037)	(25,718)	N/A	N/A

Accumulated other comprehensive (income) loss
Table	11.3
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2024	12/31/2023	12/31/2024	12/31/2023
Net Actuarial Losses (Gains)		$78,240	$79,309	$(45,384)	$(30,804)
Prior Service Cost (Credit)		2,555	2,900	2,923	11,041
Net Transition Obligation (Asset)		—	—	—	—
Total at Year End		$80,795	$82,209	$(42,461)	$(19,763)

The amortization of gains and losses resulting from differences in actual experience from expected experience, or changes in assumptions including discount rates, is included as a component of Net Periodic Benefit Cost (Benefit) for the year. The gain or loss in excess of a 10% corridor is amortized by the average remaining life expectancy for the pension and supplemental executive retirement plans and by the average remaining service period of participating employees expected to receive benefits under the other postretirement benefits plan.

MGIC Investment Corporation 2024 Form 10-K | 111

MGIC Investment Corporation and Subsidiaries

Table 11.4 shows the changes in the projected benefit obligation for the years ended December 31, 2024 and 2023.

Change in projected benefit / accumulated benefit
Table	11.4
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2024	12/31/2023	12/31/2024	12/31/2023
Benefit Obligation at Beginning of Year		$261,330	$274,975	$30,238	$29,580
Company Service Cost		—	—	1,668	1,497
Interest Cost		12,988	13,787	1,501	1,633
Plan Participants' Contributions		—	—	240	311
Net Actuarial Losses (Gains)		(8,637)	16,995	(379)	1,294
Benefit Payments from Fund		(13,985)	(13,549)	(3,296)	(3,439)
Benefit and Settlement Payments Paid Directly by Company		(313)	(384)	—	—
Plan Amendments		—	—	(6,305)	(346)
Settlement Payments from Fund (1)		(9,130)	(30,494)	—	—
Other Adjustment		—	—	(284)	(292)
Benefit Obligation at End of Year		$242,253	$261,330	$23,383	$30,238
(1)Represents lump sum payments from our pension plan to eligible participants, who were former employees with vested benefits.

The change in the net actuarial losses (gains) on the benefit obligation from 2023 to 2024 is primarily due to changes in the discount rate used to calculate the benefit obligation. When the discount rate increases, the impact on the benefit obligation is a decrease, resulting in an actuarial gain. When the discount rate decreases, the impact on the benefit obligation is an increase, resulting in an actuarial loss. The discount rate increased to 5.70% at December 31, 2024 from 5.20% at December 31, 2023, compared to a decrease to 5.20% at December 31, 2023 from 5.60% at December 31, 2022. See Table 11.7 for the actuarial assumptions used to calculate the benefit obligations of our plans for 2024 and 2023.

Tables 11.5 and 11.6 shows the changes in the fair value of the net assets available for plan benefits and changes in other comprehensive income (loss) for the years ended December 31, 2024 and 2023.

Change in plan assets
Table	11.5
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2024	12/31/2023	12/31/2024	12/31/2023
Fair Value of Plan Assets at Beginning of Year		$235,612	$250,674	$134,371	$111,154
Actual Return on Plan Assets		4,719	28,981	25,699	26,703
Company Contributions		23,313	384	—	—
Plan Participants' Contributions		—	—	240	311
Benefit Payments from Fund		(13,985)	(13,549)	(3,296)	(3,439)
Benefit and Settlement Payments Paid Directly by Company		(313)	(384)	—	—
Settlement Payments from Fund		(9,130)	(30,494)	—	—
Other Adjustment		—	—	(410)	(358)
Fair Value of Plan Assets at End of Year		$240,216	$235,612	$156,604	$134,371

Change in accumulated other comprehensive income (loss) ("AOCI")
Table	11.6
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)		12/31/2024	12/31/2023	12/31/2024	12/31/2023
AOCI in Prior Year		$82,209	$92,956	$(19,763)	$(532)
Increase (Decrease) in AOCI
Recognized during year - Prior Service (Cost) Credit		(345)	(345)	(1,813)	(1,861)
Recognized during year - Net Actuarial (Losses) Gains		(2,290)	(11,933)	1,523	150
Occurring during year - Prior Service Cost		—	—	(6,305)	(346)
Occurring during year - Net Actuarial Losses (Gains)		1,221	1,531	(16,103)	(17,174)
AOCI in Current Year		$80,795	$82,209	$(42,461)	$(19,763)

MGIC Investment Corporation 2024 Form 10-K | 112

MGIC Investment Corporation and Subsidiaries

The projected benefit obligations, net periodic benefit costs and accumulated benefit obligation for the plans were determined using the following weighted average assumptions.

Actuarial assumptions
Table	11.7
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
		12/31/2024	12/31/2023	12/31/2024	12/31/2023
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate		5.70%	5.20%	5.65%	5.20%
2. Rate of Compensation Increase		N/A	N/A	N/A	N/A
3. Cash balance interest crediting rate		4.78%	4.03%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate		5.20%	5.50%	5.20%	5.60%
2. Expected Long-term Return on Plan Assets		6.00%	6.00%	7.50%	7.50%
3. Rate of Compensation Increase		N/A	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year		N/A	N/A	N/A	6.75%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)		N/A	N/A	N/A	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate		N/A	N/A	N/A	2031

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

The year-end asset allocations of the plans are shown in table 11.8 below.

Plan assets
Table	11.8
		Pension Plan		Other Postretirement Benefits
		12/31/2024	12/31/2023	12/31/2024	12/31/2023
Equity Securities		21%	21%	100%	100%
Debt Securities		79%	79%	—%	—%
Total		100%	100%	100%	100%

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

MGIC Investment Corporation 2024 Form 10-K | 113

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

The pension plan assets and related accrued investment income at fair value, by hierarchy level, as of December 31, 2024 and 2023, are shown in tables 11.9a and 11.9b below. There were no securities valued using Level 3 inputs.

Pension plan assets at fair value as of December 31, 2024
Table	11.9a
(In thousands)		Level 1	Level 2	Total
Domestic mutual funds		$3,479	$—	$3,479
U.S. government securities		22,355	—	22,355
Corporate debt securities
Corporate debt securities and other		—	135,739	135,739
Non-government foreign debt securities		—	20,665	20,665
Municipal bonds		—	11,607	11,607
Pooled equity accounts		—	46,371	46,371
Total Assets at fair value		$25,834	$214,382	$240,216

Pension plan assets at fair value as of December 31, 2023
Table	11.9b
(In thousands)		Level 1	Level 2	Total
Domestic mutual funds		$2,836	$—	$2,836
U.S. government securities		10,301	—	10,301
Corporate debt Securities
Corporate debt securities and other		—	145,908	145,908
Non-government foreign debt securities		—	21,843	21,843
Municipal bonds		—	9,220	9,220
Pooled equity accounts		—	45,504	45,504
Total Assets at fair value		$13,137	$222,475	$235,612

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

MGIC Investment Corporation 2024 Form 10-K | 114

MGIC Investment Corporation and Subsidiaries

Tables 11.10a and 11.10b set forth the other postretirement benefits plan assets at fair value as of December 31, 2024 and 2023. All are Level 1 assets.

Other postretirement benefits plan assets at fair value as of December 31, 2024
Table	11.10a
(In thousands)		Level 1
Domestic mutual funds		$130,586
International mutual funds		26,018
Total Assets at fair value		$156,604

Other postretirement benefits plan assets at fair value as of December 31, 2023
Table	11.10b
(In thousands)		Level 1
Domestic mutual funds		$109,575
International mutual funds		24,796
Total Assets at fair value		$134,371

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

Investment in international mutual funds is limited to a maximum of 30% of the equity range. The allocation as of December 31, 2024 included 2% that was primarily invested in equity securities of emerging market countries and another 15% was invested in securities of companies primarily based in Europe and the Pacific Basin.

For the year ended December 31, 2024, we contributed $23.3 million to the pension and supplemental executive retirement plans. We do not expect to make a contribution to the pension plan in 2025 and distributions from the supplemental executive retirement plan will be funded as incurred. We did not make a contribution to the other postretirement benefits plan in 2024 and we do not expect to make a contribution in 2025.

Expected future benefit payments from the plans are shown in Table 11.11 below.

Expected future benefit payments
Table	11.11
		Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
(In thousands)		12/31/2024	12/31/2024
Current + 1		21,597	2,730
Current + 2		21,894	2,547
Current + 3		22,338	2,394
Current + 4		21,443	2,411
Current + 5		20,948	2,339
Current + 6 - 10		94,952	11,226

PROFIT SHARING AND 401(K)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a contribution to the plan of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution for

MGIC Investment Corporation 2024 Form 10-K | 115

MGIC Investment Corporation and Subsidiaries

employees of 200% up to the first 2% contributed and 100% of the next 2% contributed. We recognized expenses related to these plans of $8.2 million in 2024, $9.5 million in 2023, and $7.6 million in 2022.

Note 12. Income Taxes
Net deferred tax assets (liabilities) as reported on the consolidated balance sheets as of December 31, 2024 and 2023 are shown in table 12.1 below.

Deferred tax assets and liabilities
Table	12.1
(In thousands)		2024	2023
Total deferred tax assets		$105,437	$109,391
Total deferred tax liabilities		(35,562)	(29,609)
Net deferred tax asset (liability)		$69,875	$79,782

Table 12.2 includes the components of the net deferred tax asset (liability) as of December 31, 2024 and 2023.

Deferred tax components
Table	12.2
(In thousands)		2024	2023
Unearned premium reserves		$11,111	$13,862
Benefit plans		(25,195)	(19,142)
Loss reserves		2,291	1,921
Unrealized losses on investments		68,550	70,961
Deferred policy acquisition cost		(2,456)	(3,064)
Deferred compensation		7,878	7,466
Research and experimental costs		14,143	13,351
Other, net		(6,447)	(5,573)
Net deferred tax asset (liability)		$69,875	$79,782

We believe that all gross deferred tax assets at December 31, 2024 and 2023 are fully realizable and no valuation allowance has been established.

Table 12.3 summarizes the components of the provision for income taxes:

Provision for (benefit from) income taxes
Table	12.3
(In thousands)		2024	2023	2022
Current federal		$199,090	$187,246	$228,259
Deferred federal		1,805	1,550	(5,235)
Other		4,820	484	1,661
Provision for income taxes		$205,715	$189,280	$224,685

Current federal income tax payments were $181.8 million, $188.2 million, and $236.5 million in 2024, 2023 and 2022, respectively. Included in our 2024 current federal tax payments is $21.4 million for the purchase of transferable federal tax credits. At December 31, 2024 we owned $968.2 million of tax and loss bonds.

Table 12.4 reconciles the federal statutory income tax rate to our effective tax provision rate.

Effective tax rate reconciliation
Table	12.4
		2024	2023	2022
Federal statutory income tax rate		21.0%	21.0%	21.0%
Tax exempt municipal bond interest		(0.3)%	(0.5)%	(0.5)%
Other, net		0.5%	0.5%	0.1%
Effective tax rate		21.2%	21.0%	20.6%

We have not recorded any uncertain tax positions during 2024 and 2023 and have no unrecognized tax benefits at December 31, 2024 and December 31, 2023. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2021.

MGIC Investment Corporation 2024 Form 10-K | 116

MGIC Investment Corporation and Subsidiaries

Note 13. Shareholders' Equity
TREASURY STOCK
Prior to November 15, 2024, shares we repurchased were held in treasury stock unless they were reissued under the discretion of our Board of Directors. As of November 15, 2024, we retired all shares of our treasury stock, which resulted in an adjustment to retained earnings equal to the cumulative amount of repurchase price paid in excess of par value for treasury stock held as of that date. Subsequent to the retirement of the treasury stock, all shares of our common stock that we repurchase are immediately retired. Going forward, the amount of repurchase price paid in excess of par value for repurchased shares will be recorded as an adjustment to retained earnings.

SHARE REPURCHASE PROGRAMS
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In 2024, we repurchased approximately 25.3 million shares of our common stock for $566.6 million, which included commissions. We may repurchase up to an additional $457.2 million of our common stock through December 31, 2026 under a share repurchase program approved by our Board of Directors in 2024. In the year to date period ended February 21, 2025 we repurchased approximately 5.8 million shares for $142.3 million, which included commissions.

In 2023, we repurchased approximately 21.7 million shares for $340.6 million, which included commissions.

CASH DIVIDENDS
In the first and second quarters of 2024, we paid quarterly cash dividends of $0.115 per share to shareholders which totaled $63.3 million. In the third and fourth quarters of 2024, we paid quarterly cash dividends of $0.13 per share which totaled $67.8 million. On January 28, 2025, the Board of Directors declared a quarterly cash dividend to holders of the company's common stock of $0.13 per share payable on March 5, 2025, to shareholders of record at the close of business on February 18, 2025.

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

STATUTORY CAPITAL REQUIREMENTS
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position ("MPP"). MGIC's “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at December 31, 2024.

In 2023, the NAIC adopted a revised Mortgage Guaranty Insurance Model Act. The updated Model Act includes requirements relating to, among other things: (i) capital and minimum capital requirements, and contingency reserves; (ii) restrictions on mortgage insurers’ investments in notes secured by mortgages; (iii) prudent underwriting standards and formal underwriting guidelines; (iv) the

MGIC Investment Corporation 2024 Form 10-K | 117

MGIC Investment Corporation and Subsidiaries

establishment of formal, internal “Mortgage Guaranty Quality Control Programs” with respect to in-force business; and (v) reinsurance and prohibitions on captive reinsurance arrangements. It is uncertain when the revised Model Act will be adopted in any jurisdiction. It is unknown whether any changes will be made by state legislatures prior to adoption, and the effect changes, if any, will have on the mortgage guaranty insurance market generally, or on our business. Wisconsin has begun the process to replace current mortgage insurance regulations with the Model Act, though it is expected that some changes will be made before formal adoption.

DIVIDEND RESTRICTIONS
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we notify the OCI to ensure it does not object. In 2024, MGIC paid $750 million in dividends to the holding company.

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

Statutory financial information of insurance subsidiaries
Table	14.1
		As of and for the Years Ended December 31,
(In thousands)		2024	2023	2022
Statutory net income		$1,112,477	$279,145	$440,944
Statutory policyholders' surplus		976,756	639,878	924,977
Contingency reserve		4,897,284	5,199,405	4,669,724

The increase in statutory net income for the year ended December 31, 2024 was primarily driven by the decrease in the contingency reserve in 2024 as compared to an increase in the contingency reserve for the year ended December 31, 2023. The increase in statutory policyholders' surplus for the year ended December 31, 2024 is primarily due to statutory net income, offset by dividend payments to MGIC Investment Corporation ("the holding company") (discussed below).

For the years ended December 31, 2024, 2023, and 2022 there were no contributions made to MGIC or distributions from other insurance subsidiaries to us. Dividends paid by MGIC are shown in table 14.2 below.

Surplus contributions and dividends of insurance subsidiaries
Table	14.2
		Years Ended December 31,
(In thousands)		2024	2023	2022
Dividends paid by MGIC to the holding company (1)		$750,000	600,000	800,000
(1) Dividends paid in cash and/or investment securities.

MGIC Investment Corporation 2024 Form 10-K | 118

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

We have an omnibus incentive plan that was adopted on April 23, 2020. When the 2020 plan was adopted, no further awards could be made under our previous 2015 plan. The purpose of the 2020 plan is to motivate and incentivize performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. The 2020 plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after April 23, 2030 under the 2020 plan. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. At December 31, 2024, 3.6 million shares were available for future grant under the 2020 plan.

The compensation cost that has been charged against income for share-based plans was $31.2 million, $31.5 million, and $24.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The related income tax benefit recognized for share-based plans was $2.4 million, $2.9 million, and $2.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Table 15.1 summarizes restricted stock or restricted stock unit (collectively called “restricted stock”) activity during 2024.

Restricted stock
Table	15.1
		Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2023		$13.89	3,182,791
Granted (1)		19.81	962,246
Performance adjustment (2)		—	935,093
Vested		13.20	(2,193,536)
Forfeited		16.97	(58,793)
Restricted stock outstanding at December 31, 2024		$16.04	2,827,801
(1) Approximately 66% of the shares granted in 2024 are subject to performance conditions under which the target number of shares granted may vest from 0% to 200%.
(2) Amount represents the difference between the number of shares vested at settlement with performance conditions and the number of target shares at the grant date in 2021.

At December 31, 2024, the 2.8 million shares of restricted stock outstanding consisted of 2.1 million shares that are subject to performance conditions (“performance shares”), 0.5 million shares that are subject only to service conditions (“time vested shares”), and 0.2 million shares related to non-employee director shares. The weighted-average grant date fair value of restricted stock granted during 2023 and 2022 was $14.17 and $15.45, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant or previous trading day if the New York Stock Exchange is closed on the date of grant. The total fair value of restricted stock vested during 2024, 2023 and 2022 was $43.2 million, $17.3 million, and $23.3 million, respectively.

As of December 31, 2024, the total unrecognized compensation cost for all of our outstanding share-based awards was $23.1 million. A portion of the unrecognized costs associated with the outstanding shares may or may not be recognized in future periods, depending upon whether or not the performance and/or service conditions are met. The cost associated with the outstanding share-based awards is expected to be recognized over a weighted-average period of 1.6 years.

MGIC Investment Corporation 2024 Form 10-K | 119

MGIC Investment Corporation and Subsidiaries

Note 16. Leases
We lease data processing equipment and vehicles under operating leases that expire during the next four years. Generally, rental payments are fixed.

Table 16.1 shows minimum the future operating lease payments as of December 31, 2024.

Minimum future operating lease payments
Table	16.1
(In thousands)		Amount
2025		$1,076
2026		536
2027		188
2028		13
2029 and thereafter		—
Total		$1,813

Total lease expense under operating leases was $1.7 million in 2024, $1.6 million in 2023, and $1.2 million in 2022.

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

Note 18. Segment Reporting
We operate as a single reportable segment, which is defined as Mortgage Insurance. This segment generates revenue through mortgage insurance and reinsurance provided under the GSEs credit risk transfer programs. The results of our Mortgage Insurance segment are reported within our financial statements as the consolidated financial results for MGIC Investment Corporation and Subsidiaries. The accounting policies of the Mortgage Insurance segment are the same as those described in Note 3. Significant Accounting Policies.

The Senior Management Oversight Committee (“SMOC”), acts as the Company's chief operating decision maker (“CODM”). The CODM uses consolidated net income (loss) as the primary GAAP measure to evaluate actual financial performance versus planned financial performance and to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below presents a disaggregation of significant segment expenses as monitored by our CODM:

Significant segment expenses
Table	18.1
		Years Ended December 31,
(In thousands)		2024	2023	2022
Other underwriting and operating expenses net:
Employee costs		$157,937	$176,682	$170,914
Outside services (1)		32,667	36,099	55,612
Premium taxes (2)		21,547	21,523	21,469
Depreciation expense		4,179	4,626	4,938
All other underwriting and operating (3)		(7,006)	(12,926)	(16,236)
Total other underwriting and operating expenses net		$209,324	$226,004	$236,697
(1)Outside services expense generally includes expenses related to outsourced IT services and consulting services.
(2)Premium taxes are taxes paid to states and municipalities based upon the amount of premiums written.
(3)All other underwriting and operating expenses include ceding commissions (a reduction to our underwriting expenses, see Note 9 - "Reinsurance"), computer hardware and software expenses, legal, audit, insurance, and general and administrative expenses.

MGIC Investment Corporation 2024 Form 10-K | 120

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGIC Investment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGIC Investment Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

MGIC Investment Corporation 2024 Form 10-K | 121

whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Loss Reserves – Primary Case Reserves

As described in Notes 3 and 8 to the consolidated financial statements, the Company establishes case reserves for estimated insurance losses when notices of delinquency on insured mortgage loans are received. As of December 31, 2024, the Company’s recorded loss reserves were $463 million. A significant portion of total loss reserves relate to primary case reserves established for the Company’s primary insurance business. Case reserves are established by estimating the number of loans in the delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. The Company’s case reserve estimates are primarily established based upon historical experience, including rescissions of policies, curtailments of claims, and loan modification activity. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing; and curtailments and rescissions.

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
February 26, 2025

We have served as the Company’s auditor since 1985, which includes periods before the Company became subject to SEC reporting requirements.

MGIC Investment Corporation 2024 Form 10-K | 122

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2024, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL DURING THE FOURTH QUARTER
There are no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

MGIC Investment Corporation 2024 Form 10-K | 123

MGIC Investment Corporation and Subsidiaries

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information (other than on the executive officers) will be included in our Proxy Statement for the 2025 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2024. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

Item 11. Executive Compensation
This information will be included in our Proxy Statement for the 2025 Annual Meeting of Shareholders and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2024. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2025 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2024. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

The table below sets forth certain information, as of December 31, 2024, the number of securities remaining available for future issuance under our equity compensation plans. No options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

		Equity compensation plans approved by security holders
(a)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	2,824,751
(b)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	—
(c)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Row (a)) (2)	3,578,733

(1)Includes RSUs granted under our 2020 Omnibus Incentive Plan for which shares will be issued in the future, provided the service conditions are met. Of the RSUs granted under the 2020 Plan, 2,131,287 are subject to performance conditions, 491,268 subject to service conditions, and the remainder are related to non-employee director restricted stock units.
(2)Reflects shares available for granting. All of these shares are available under our 2020 Plan.

MGIC Investment Corporation 2024 Form 10-K | 124

Item 13. Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, this information will be included in our Proxy Statement for the 2025 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2024. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

Item 14. Principal Accountant Fees and Services
This information will be included in our Proxy Statement for the 2025 Annual Meeting of Shareholders, and is hereby incorporated by reference, provided such Proxy Statement is filed within 120 days after December 31, 2024. If not so filed, such information will be included in an amended Form 10-K filed within such 120 day period.

MGIC Investment Corporation 2024 Form 10-K | 125

MGIC Investment Corporation and Subsidiaries

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated balance sheets at December 31, 2024 and 2023
Consolidated statements of operations for each of the three years in the period ended December 31, 2024
Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2024
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2024
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2024
Notes to consolidated financial statements
Report of independent registered public accounting firm

2	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Page
Schedule I - Summary of investments, other than investments in related parties at December 31, 2024	131
Schedule II - Condensed financial information of Registrant
Condensed balance sheets at December 31, 2024 and 2023	132
Condensed statements of operations for each of the three years in the period ended December 31, 2024	133
Condensed statements of cash flows for each of the three years in the period ended December 31, 2024	134
Supplementary notes to parent company financial statements	135
Schedule IV – Reinsurance for each of the three years in the period ended December 31, 2024	136
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

MGIC Investment Corporation 2024 Form 10-K | 126

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
10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.4	March 16, 2005
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. [File 001‑10816] *	10-K	10.2.5	March 16, 2005
10.2.24	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2024) *	10-K	10.2.24	February 21, 2024
10.2.25	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2025) * †
10.2.26	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2022) *	10-K	10.2.26	February 23, 2022
10.2.27	Form of Restricted Stock Unit Agreement (for Directors) under 2020 Omnibus Incentive Plan (Adopted February 2025) * †
10.2.28	Form of Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan (Adopted February 2023) *	10-K	10.2.28	February 21, 2024
10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K	10.3.1	March 1, 2011
10.3.3	MGIC Investment Corporation 2015 Omnibus Incentive Plan *	DEF 14A	App. A	March 24, 2015
10.3.4	MGIC Investment Corporation 2020 Omnibus Incentive Plan *	DEF 14A	App. C	March 20, 2020
10.6	Executive Bonus Plan *	10-K	10.6	February 21, 2024
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K	10.8	February 21, 2024
10.11.5	Form of Amended and Restated Key Executive Employment and Severance Agreement (Adopted May 2021) *	10-Q	10.11.5	May 5, 2021
10.11.6	MGIC Investment Corporation Executive Severance Plan *	10-Q	10.11.6	July 31, 2024
10.12	Form of Agreement Not to Compete. * †
19	Insider Trading Policy and Procedures †
21	Direct and Indirect Subsidiaries. †
23	Consent of Independent Registered Public Accounting Firm. †

MGIC Investment Corporation 2024 Form 10-K | 127

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††
97	Policy relating to Recovery of Erroneously Awarded Compensation †
99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009
99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009
99.7	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012
99.19	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.19	November 7, 2014
99.25	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority, for loans with a mortgage insurance application date on or after October 1, 2014	10-Q	99.25	May 7, 2015
99.26	Advances, Collateral Pledge, and Security Agreement dated as of July 21, 2015 between the Federal Home Loan Bank of Chicago and Mortgage Guaranty Insurance Corporation.	10-K	10.2.15	February 26, 2016
99.27	Credit Agreement dated as of March 21, 2017 among MGIC Investment Corporation, as Borrower; U.S. Bank National Association, as Administrative Agent; and the lenders party thereto	10-Q	99.27	May 5, 2017
99.28	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.28	May 7, 2020
99.29	State Variations Endorsement (for other than Maine and Puerto Rico) to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy for loans with a mortgage insurance application date on or after March 1, 2020	10-Q	99.29	May 7, 2020
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes a management contract or compensatory plan.
**	Certain portions of this Exhibit are redacted and covered by a confidential treatment request that has been granted. Omitted portions have been filed separately with the Securities and Exchange Commission.
†	Filed herewith.
††	Furnished herewith.

MGIC Investment Corporation 2024 Form 10-K | 128

Item 16. Form 10-K Summary
Not applicable.

MGIC Investment Corporation 2024 Form 10-K | 129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Timothy J. Mattke	/s/ Jay C. Hartzell
Timothy J. Mattke	Jay C. Hartzell, Director
Chief Executive Officer and Director

/s/ Nathaniel H. Colson	/s/ Timothy A. Holt
Nathaniel H. Colson	Timothy A. Holt, Director
Executive Vice President and
Chief Financial Officer and Chief Risk Officer
(Principal Financial Officer)	/s/ Jodeen A. Kozlak
Jodeen A. Kozlak, Director

/s/ Julie K. Sperber	/s/ Michael E. Lehman
Julie K. Sperber	Michael E. Lehman, Director
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Teresita M. Lowman
Teresita M. Lowman, Director

/s/ Analisa M. Allen
Analisa M. Allen, Director	/s/ Sheryl L. Sculley
Sheryl L. Sculley, Director

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni, Director	/s/ Michael L. Thompson
Michael L. Thompson, Director

/s/ C. Edward Chaplin
C. Edward Chaplin, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

/s/ Curt S. Culver
Curt S. Culver, Director

MGIC Investment Corporation 2024 Form 10-K | 130

MGIC INVESTMENT CORPORATION

SCHEDULE I — Summary of investments - Other than investments in related parties - December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed income:
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$265,349	$260,493	$260,493
Obligations of U.S. states and political subdivisions	2,065,953	1,875,495	1,875,495
Foreign government debt	4,487	3,798	3,798
Public utilities	229,398	229,258	229,258
ABS	155,594	156,517	156,517
CLOs	199,773	200,059	200,059
Mortgage-backed	617,325	585,931	585,931
All other corporate debt securities	2,628,229	2,528,123	2,528,123
Commercial paper	12,015	12,015	12,015
Total fixed income	6,178,123	5,851,689	5,851,689

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	16,146	14,762	14,762
Total equity securities	16,146	14,762	14,762

Total investments	$6,194,269	$5,866,451	$5,866,451

MGIC Investment Corporation 2024 Form 10-K | 131

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Balance Sheets Parent Company Only
	December 31,
(In thousands)	2024	2023
ASSETS
Fixed income, available-for-sale, at fair value (amortized cost, 2024 – $544,456 ; 2023 – $597,944)	$546,179	$598,420
Short-term, fixed income, available-for-sale, at fair value (amortized cost, 2024 – $379,603 ; 2023 – $110,889)	379,701	110,913
Total investment portfolio	925,880	709,333

Cash and cash equivalents	149,944	208,600
Investment in subsidiaries, at equity in net assets	4,767,074	4,777,121
Accounts receivable - affiliates	2,512	2,860
Income taxes - current and deferred	2,221	34,597
Accrued investment income	8,165	5,975
Total assets	$5,855,796	$5,738,486

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$644,667	$643,196
Accrued interest	12,797	12,797
Other liabilities	25,957	10,476
Total liabilities	683,421	666,469

Shareholders’ equity:
Common stock ($1.00 par value, shares authorized 1,000,000; shares issued 2024 - 248,449; 2023 - 371,353; shares outstanding 2024 - 248,449; 2023 - 272,494)	248,449	371,353
Paid-in capital	1,808,236	1,808,113
Treasury stock at cost (shares 2024 - 0; 2023 - 98,859)	—	(1,384,293)
Accumulated other comprehensive income (loss), net of tax	(288,162)	(316,281)
Retained earnings	3,403,852	4,593,125
Total shareholders’ equity	5,172,375	5,072,017
Total liabilities and shareholders’ equity	$5,855,796	$5,738,486
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2024 Form 10-K | 132

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Operations Parent Company Only
	Years Ended December 31,
(In thousands)	2024	2023	2022
Revenues:
Investment income, net of expenses	$46,167	$30,123	$7,193
Net realized investment gains (losses)	254	(47)	(2,628)
Total revenues	46,421	30,076	4,565

Expenses:
Operating expenses	1,479	1,555	1,575
Interest expense	35,602	36,905	47,601
Loss on debt extinguishment	—	—	38,870
Total expenses	37,081	38,460	88,046
Income (loss) before tax	9,340	(8,384)	(83,481)
(Benefit from) provision for income taxes	(772)	(1,734)	(17,851)
Equity in net income of subsidiaries	752,882	719,599	930,979
Net income	762,994	712,949	865,349
Other comprehensive income (loss), net of tax	28,119	165,230	(601,208)
Comprehensive income	$791,113	$878,179	$264,141
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2024 Form 10-K | 133

MGIC INVESTMENT CORPORATION

SCHEDULE II - Condensed Financial Information of Registrant Condensed Statements of Cash Flows Parent Company Only
	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$762,994	$712,949	$865,349
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(752,882)	(719,599)	(930,979)
Dividends received from subsidiaries	526,879	326,013	626,695
Deferred tax (benefit) expense	36,798	86,219	119,588
Loss on debt extinguishment	—	—	38,870
Other	19,298	26,726	33,619
Change in certain assets and liabilities:
Accounts receivable - affiliates	348	(1,996)	1,266
Income taxes receivable	(5,683)	45,913	(43,123)
Accrued investment income	1,007	(499)	931
Accrued interest	—	349	(7,230)
Net cash provided by operating activities	588,759	476,075	704,986
Cash flows from investing activities:
Return of capital from subsidiaries	40,000	—	—
Purchases of investments	(514,482)	(566,795)	(1,457)
Proceeds from sales of investments	546,111	555,957	287,924
Net cash provided by (used in) investing activities	71,629	(10,838)	286,467
Cash flows from financing activities:
Conversion/Purchase of convertible junior subordinated debentures	—	(28,637)	(89,118)
Redemption of 5.75% senior notes	—	—	(242,296)
Cash portion of loss on debt extinguishment	—	—	(38,185)
Repurchase of common stock	(569,478)	(337,182)	(385,573)
Dividends paid	(130,500)	(122,965)	(110,947)
Payment of withholding taxes related to share-based compensation net share settlement	(19,066)	(7,257)	(10,094)
Net cash provided by (used in) financing activities	(719,044)	(496,041)	(876,213)
Net increase (decrease) in cash and cash equivalents	(58,656)	(30,804)	115,240
Cash and cash equivalents at beginning of year	208,600	239,404	124,164
Cash and cash equivalents at end of year	$149,944	$208,600	$239,404
See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC Investment Corporation 2024 Form 10-K | 134

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
SUPPLEMENTARY NOTES

Note A

The accompanying Parent Company financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing in this annual report.

Note B

Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments in 2025, we will notify the OCI to ensure it does not object.

The payment of dividends from MGIC is the principal source of cash inflow for MGIC Investment Corporation, our holding company, other than investment income and raising capital in the public markets. The payment of dividends by our insurance subsidiaries is restricted by insurance regulation as discussed above. MGIC paid a total of $750 million, $600 million and $800 million in dividends in cash and fixed income securities to our holding company during 2024, 2023, and 2022, respectively. No contributions were made to our insurance subsidiaries in 2024, 2023, or 2022. In 2024, capital of $40 million was returned to our holding company from a non-insurance subsidiary.

Note C

The 5.25% Senior Notes discussed in Note 7 – “Debt” to our consolidated financial statements, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries.

MGIC Investment Corporation 2024 Form 10-K | 135

MGIC INVESTMENT CORPORATION

SCHEDULE IV — Reinsurance Mortgage Insurance Premiums Earned Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2024	$1,138,245	$181,896	$14,458	$970,807	1.5%
2023	1,142,412	202,821	12,960	952,551	1.4%
2022	1,154,728	156,373	8,778	1,007,133	0.9%

MGIC Investment Corporation 2024 Form 10-K | 136