Form 10-Q
period 2025-03-31
MGIC INVESTMENT CORP
filed 2025-04-30
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
	Commission file number	1-10816
MGIC Investment Corporation
(Exact name of registrant as specified in its charter)

Wisconsin		39-1486475
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
250 E. Kilbourn Avenue		53202
Milwaukee,	Wisconsin	(Zip Code)
(Address of principal executive offices)

(414)		347-6480
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MTG	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 25, 2025, there were 237,437,433 shares of common stock of the registrant, par value $1.00 per share, outstanding.

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

MGIC Investment Corporation - Q1 2025 | 2

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

MGIC Investment Corporation - Q1 2025 | 3

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
GAAP
Generally Accepted Accounting Principles in the United States

GSEs
Government Sponsored Enterprise. Collectively, Fannie Mae and Freddie Mac

/ H
HAMP
Home Affordable Modification Program

HARP
Home Affordable Refinance Program

MGIC Investment Corporation - Q1 2025 | 4

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
MGIC Investment Corporation - Q1 2025 | 5

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
QSR Transaction
Quota share reinsurance transaction with a group of unaffiliated reinsurers

2021 QSR
Our QSR transaction that provides coverage on eligible NIW from 2021

2022 QSR
Our QSR transaction that provides coverage on eligible NIW from 2022

2023 QSR
Our QSR transaction that provides coverage on eligible NIW from 2023

2024 QSR
Our QSR transaction that provides coverage on eligible NIW from 2024

2025 QSR
Our QSR transaction that provides coverage on eligible NIW from 2025

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
TILA
Truth in Lending Act

Traditional XOL Transaction
Excess-of-loss reinsurance transaction with a group of unaffiliated reinsurers

2020 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW from 2020

2022 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW from 2022

2023 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW from 2023

2024 Traditional XOL
Our XOL transaction that provides coverage on eligible NIW from 2024

/ U
Underwriting expense ratio
The ratio, expressed as a percentage, of other underwriting and operating expenses, net, and amortization of DAC to net premiums written

Underwriting profit
Net premiums earned minus losses incurred, net and other underwriting and operating expenses, net

USDA
U.S. Department of Agriculture

MGIC Investment Corporation - Q1 2025 | 6

/ V
VA
U.S. Department of Veterans Affairs

VIE
Variable interest entity

/ X
XOL Transactions
Excess-of-loss reinsurance transactions executed through the Home Re Transactions and the Traditional XOL Transactions
MGIC Investment Corporation - Q1 2025 | 7

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	Note	March 31, 2025	December 31, 2024
		(Unaudited)
ASSETS
Investment portfolio:	7 / 8
Fixed income, available-for-sale, at fair value (amortized cost 2025 - $5,803,937; 2024 - $5,838,145)		$5,542,864	$5,511,564
Short-term, fixed income, available-for-sale, at fair value (amortized cost 2025 - $342,118; 2024 - $339,978)		342,169	340,125
Equity securities, at fair value (cost 2025 - $16,180; 2024 - $16,146)		14,915	14,762
Other invested assets, at cost		1,109	1,109
Total investment portfolio		5,901,057	5,867,560
Cash and cash equivalents		206,988	229,485
Restricted cash and cash equivalents		5,705	5,142
Accrued investment income		58,768	61,064
Reinsurance recoverable on loss reserves	4	51,864	47,281
Reinsurance recoverable on paid losses	4	1,847	4,197
Premiums receivable		56,273	57,536
Home office and equipment, net		34,468	35,679
Deferred insurance policy acquisition costs		11,114	11,694
Deferred income taxes, net		46,196	69,875
Other assets		160,856	157,722
Total assets		$6,535,136	$6,547,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	11	$465,033	$462,662
Unearned premiums		111,987	120,360
Senior notes	3	645,035	644,667
Other liabilities		173,197	147,171
Total liabilities		1,395,252	1,374,860
Contingencies	5
Shareholders’ equity:	12
Common stock ($1.00 par value, shares authorized 1,000,000; shares issued 2025 - 240,194; 2024 - 248,449; shares outstanding 2025 - 240,194; 2024 - 248,449)		240,194	248,449
Paid-in capital		1,796,475	1,808,236
Accumulated other comprehensive income (loss), net of tax	9	(236,445)	(288,162)
Retained earnings		3,339,660	3,403,852
Total shareholders’ equity		5,139,884	5,172,375
Total liabilities and shareholders’ equity		$6,535,136	$6,547,235
See accompanying notes to consolidated financial statements.
MGIC Investment Corporation - Q1 2025 | 8

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,
(In thousands, except per share data)	Note	2025	2024
Revenues:
Premiums written:
Direct		$276,471	$275,203
Assumed		3,538	3,416
Ceded	4	(44,663)	(44,819)
Net premiums written		235,346	233,800
Decrease in unearned premiums, net		8,373	8,844
Net premiums earned		243,719	242,644
Investment income, net of expenses		61,443	59,744
Net gains (losses) on investments and other financial instruments	7/8	741	(8,509)
Other revenue		331	482
Total revenues		306,234	294,361

Losses and expenses:
Losses incurred, net	11	9,591	4,555
Amortization of deferred insurance policy acquisition costs		1,657	2,009
Other underwriting and operating expenses, net	15	51,406	59,018
Interest expense		8,899	8,899
Total losses and expenses		71,553	74,481
Income before tax		234,681	219,880
Provision for income tax		49,221	45,783
Net income		$185,460	$174,097

Earnings per share:
Basic	6	$0.76	$0.64
Diluted	6	$0.75	$0.64

Weighted average common shares outstanding - basic	6	244,147	270,314
Weighted average common shares outstanding - diluted	6	246,490	273,108

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2025 | 9

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2025	2024
Net income		$185,460	$174,097
Other comprehensive income (loss), net of tax:	9
Change in unrealized investment gains and losses	7	51,671	(10,392)
Benefit plan adjustments		46	539
Other comprehensive income (loss), net of tax		51,717	(9,853)
Comprehensive income (loss)		$237,177	$164,244

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2025 | 10

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

		Three Months Ended March 31,
(In thousands)	Note	2025	2024
Common stock
Balance, beginning of period		$248,449	$371,353
Issuance of common stock, net under share-based compensation plans	12	980	—
Purchases of common stock	12	(9,235)	—
Balance, end of period		240,194	371,353

Paid-in capital
Balance, beginning of period		1,808,236	1,808,113
Issuance of common stock, net under share-based compensation plans	12	(19,848)	—
Reissuance of treasury stock, net under share-based compensation plans	12	—	(31,168)
Equity compensation	13	8,087	11,105
Balance, end of period		1,796,475	1,788,050

Treasury stock
Balance, beginning of period	12	—	(1,384,293)
Purchases of common stock		—	(94,053)
Reissuance of treasury stock, net under share-based compensation plans		—	12,122
Balance, end of period		—	(1,466,224)

Accumulated other comprehensive income (loss)
Balance, beginning of period		(288,162)	(316,281)
Other comprehensive income (loss), net of tax	9	51,717	(9,853)
Balance, end of period		(236,445)	(326,134)

Retained earnings
Balance, beginning of period		3,403,852	4,593,125
Purchases of common stock	12	(217,104)	—
Net income		185,460	174,097
Cash dividends	12	(32,548)	(31,924)
Balance, end of period		3,339,660	4,735,298

Total shareholders’ equity		$5,139,884	$5,102,343

See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2025 | 11

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$185,460	$174,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,694	6,485
Deferred tax expense (benefit)	9,932	6,131
Equity compensation	8,087	11,105
Net (gains) losses on investments and other financial instruments	(741)	8,509
Change in certain assets and liabilities:
Accrued investment income	2,296	681
Reinsurance recoverable on loss reserves	(4,583)	(5,898)
Reinsurance recoverable on paid losses	2,350	9,341
Premiums receivable	1,263	2,466
Deferred insurance policy acquisition costs	580	745
Loss reserves	2,371	(932)
Unearned premiums	(8,373)	(8,844)
Return premium accrual	(1,426)	(2,600)
Current income taxes	61,087	39,839
Other, net	(37,343)	(50,588)
Net cash provided by (used in) operating activities	223,654	190,537

Cash flows from investing activities:
Purchases of investments	(455,780)	(327,757)
Proceeds from sales of investments	20,737	14,841
Proceeds from maturity of fixed income securities	467,543	338,885
Additions to property and equipment	(125)	—
Net cash provided by (used in) investing activities	32,375	25,969

Cash flows from financing activities:
Repurchase of common stock	(225,176)	(95,183)
Dividends paid	(33,919)	(33,353)
Payment of withholding taxes related to share-based compensation net share settlement	(18,868)	(19,046)
Net cash provided by (used in) financing activities	(277,963)	(147,582)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(21,934)	68,924
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	234,627	370,644
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$212,693	$439,568
See accompanying notes to consolidated financial statements.

MGIC Investment Corporation - Q1 2025 | 12

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 1. Nature of Business and Basis of Presentation
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”), is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. MGIC Assurance Corporation (“MAC”) and MGIC Indemnity Corporation (“MIC”), insurance subsidiaries of MGIC, provide insurance for certain mortgages under Fannie Mae and Freddie Mac (the “GSEs”) credit risk transfer programs. We operate as a single segment for purposes of evaluating financial performance and allocating resources.

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management, the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our consolidated financial position and consolidated results of operations for the periods indicated. The consolidated results of operations for an interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The substantial majority of our NIW has been for loans purchased by the GSEs. The current private mortgage insurer eligibility requirements ("PMIERs") of the GSEs include financial requirements, as well as business, quality control and certain transactional approval requirements. The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are based on an insurer's book of risk in force, and calculated from tables of factors with several risk dimensions). Based on our application of the PMIERs, as of March 31, 2025, MGIC’s Available Assets are in excess of its Minimum Required Assets; therefore MGIC is in compliance with the PMIERs and eligible to insure loans purchased by the GSEs.

Subsequent events
We have considered subsequent events through the date of this filing.

MGIC Investment Corporation - Q1 2025 | 13

Note 2. Significant Accounting Policies
Prospective accounting and reporting developments
Relevant new amendments to accounting standards, which are not yet effective or adopted.

Improvements to Income Tax Disclosures: ASU 2023-09
In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. This guidance for income tax disclosures requires consistent categories and greater disaggregations of information in the rate reconciliation and disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply the standard retrospectively. We have evaluated the impacts the adoption of this guidance will have on our consolidated financial statements and determined that it will not have a material impact.

Disaggregation of Income Statement Expenses: ASU 2024-03
In November 2024, the FASB issued ASU 2024-03 requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, as clarified by ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impacts the adoption of this guidance will have on our disclosures, but do not expect it to have a material impact.

Note 3. Debt
Debt obligations
The aggregate carrying value of our 5.25% Senior Notes (“5.25% Notes”) and the par value as of March 31, 2025 and December 31, 2024 is presented in table 3.1 below.

Long-term debt obligation, carrying value
Table	3.1
(In thousands)		March 31, 2025	December 31, 2024
5.25% Notes, due August 2028 (par value: $650 million)		$645,035	$644,667

The 5.25% Notes are an obligation of our holding company, MGIC Investment Corporation.

See Note 7 - “Debt” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information pertaining to our debt obligation. As of March 31, 2025, we are in compliance with our debt covenants.

Interest payments
Interest payments were $17.1 million for the three months ended March 31, 2025 and 2024.

MGIC Investment Corporation - Q1 2025 | 14

Note 4. Reinsurance
We have in place reinsurance agreements executed under quota share reinsurance (“QSR”) transactions and excess-of-loss (“XOL”) transactions as discussed below. The effect of all of our reinsurance transactions on our consolidated statement of operations is shown in table 4.1 below.

Reinsurance
Table	4.1
		Three Months Ended March 31,
(In thousands)		2025	2024
Premiums earned:
Direct		$284,821	$284,021
Assumed		3,561	3,442
Ceded:
Ceded - quota share reinsurance (1)		(29,943)	(28,715)
Ceded - excess-of-loss reinsurance		(14,720)	(16,104)
Total ceded		(44,663)	(44,819)
Net premiums earned		$243,719	$242,644

Losses incurred:
Direct		$16,017	$10,979
Assumed		5	29
Ceded - quota share reinsurance		(6,431)	(6,453)
Losses incurred, net		$9,591	$4,555

Other Reinsurance Impacts:
Profit commission on quota share reinsurance (1)		$28,695	$24,584
Ceding commission on quota share reinsurance		11,727	10,660
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

Each of our QSR Transactions typically have annual loss ratio caps of 300% and lifetime loss ratio caps of 200%.

Table 4.2 below provides additional detail regarding our QSR Transactions.

Quota Share Reinsurance
Table	4.2

Quota Share Contract		Covered Policy Years	Quota Share %	Annual Loss Ratio to Exhaust Profit Commission (1)	Contractual Termination Date
2020 QSR and 2021 QSR		2021	14.8%	69.0%	December 31, 2036
2021 QSR and 2022 QSR		2021	11.1%	69.0%	December 31, 2036
2021 QSR and 2022 QSR		2022	15.0%	57.5%	December 31, 2033
2022 QSR and 2023 QSR		2022	15.0%	62.0%	December 31, 2033
2022 QSR and 2023 QSR		2023	15.0%	62.0%	December 31, 2034
2023 QSR		2023	10.0%	58.5%	December 31, 2034
2024 QSR		2024	30.0%	56.0%	'December 31, 2035
2025 QSR		2025	40.0%	63.0%	'December 31, 2036
Credit Union QSR		2020-2025	65.0%	50.0%	December 31, 2039
(1) We will receive a profit commission provided the annual loss ratio on policies covered under the transaction remains below this ratio.

MGIC Investment Corporation - Q1 2025 | 15

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

Quota Share Reinsurance
Table	4.3
Quota Share Contract	Covered Policy Years	Optional Termination Date (1)	Optional Quota Share % Reduction Date (2)	Optional Reduced Quota Share %
2020 QSR and 2021 QSR	2021	December 31, 2027	January 1, 2028	12.3% or 10%
2021 QSR and 2022 QSR	2021	December 31, 2027	January 1, 2028	9.4% or 7%
2021 QSR and 2022 QSR	2022	July 1, 2025	January 1, 2025	12.5% or 10%
2022 QSR and 2023 QSR	2022	July 1, 2025	January 1, 2025	12.5% or 10%
2022 QSR and 2023 QSR	2023	December 31, 2025	January 1, 2025	12.5% or 10%
2023 QSR	2023	December 31, 2025	January 1, 2025	8% or 7%
2024 QSR	2024	December 31, 2027	December 31, 2027	23% or 15%
2025 QSR	2025	December 31, 2027	December 31, 2027	30% or 20%
(1) We can elect early termination of the QSR Transaction beginning on this date, and semi-annually thereafter.
(2) We can elect to reduce the quota share percentage beginning on this date, and semi-annually thereafter.

We have executed a 40% QSR transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2026.

Under the terms of our QSR Transactions, ceded premiums earned, ceding commissions, profit commission, and ceded paid loss and LAE are settled net on a quarterly basis. The ceded premiums earned due, after deducting the related ceding commission and profit commission, is reported within Other liabilities on the consolidated balance sheets.

The reinsurance recoverable on loss reserves related to our QSR Transactions was $51.9 million as of March 31, 2025 and $47.3 million as of December 31, 2024. The reinsurance recoverable balance is secured by funds on deposit from reinsurers (which does not include letters of credit), the minimum amount of which is based on the greater of 1) a reinsurer's funding requirements under PMIERs or 2) ceded reserves and unpaid losses. Each of the reinsurers under our QSR Transactions described above has an insurer financial strength rating of A- or better (or a comparable rating) by Standard and Poor's Rating Services, A.M. Best, Moody's, or a combination of the three.

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

MGIC Investment Corporation - Q1 2025 | 16

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

Payment of principal on the related insurance-linked notes will be suspended and the reinsurance coverage available to MGIC under the transactions will not be reduced by such principal payments until a target level of credit enhancement is obtained or if certain thresholds or “Trigger Events” are reached, as defined in the related insurance-linked notes transaction agreement. As of March 31, 2025, there were no "Trigger Events".

Table 4.4a, 4.4b, and 4.4c provide a summary of our XOL Transactions as of March 31, 2025 and December 31, 2024.

Excess of Loss Reinsurance
Table 4.4a
	Issue Date	Policy In force Dates	Optional Call Date (1)	Legal Maturity
2024 Traditional XOL	April 1, 2024	January 1, 2024 - December 31, 2024	January 1, 2030	10 years
2023 Traditional XOL	April 1, 2023	January 1, 2023 - December 29, 2023	January 1, 2031	10 years
2022 Traditional XOL	April 1, 2022	January 1, 2022 - December 30, 2022	January 1, 2030	10 years
2020 Traditional XOL	March 1, 2025	January 1, 2020 - December 31, 2020	April 1, 2030	10 years
Home Re 2023-1, Ltd.	October 23, 2023	June 1, 2022 - August 31, 2023	October 25, 2028	10 years
Home Re 2022-1, Ltd.	April 26, 2022	May 29, 2021 - December 31, 2021	April 25, 2028	12.5 years
Home Re 2021-2, Ltd.	August 3, 2021	January 1, 2021 - May 28, 2021	July 25, 2028	12.5 years
Home Re 2021-1, Ltd.	February 2, 2021	August 1, 2020 - December 31, 2020	January 25, 2028	12.5 years
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

Excess of Loss Reinsurance
Table 4.4b		Remaining First Layer Retention
($ in thousands)	Initial First Layer Retention	March 31, 2025	December 31, 2024
2024 Traditional XOL	$125,016	$124,985	$125,016
2023 Traditional XOL	70,578	70,218	70,401
2022 Traditional XOL	82,523	80,346	81,112
2020 Traditional XOL	68,343	68,343	—
Home Re 2023-1, Ltd.	272,961	271,268	272,269
Home Re 2022-1, Ltd.	325,589	321,918	322,566
Home Re 2021-2, Ltd.	190,159	187,889	188,211
Home Re 2021-1, Ltd.	211,159	209,913	210,027

Table 4.4c				Remaining Excess of Loss Reinsurance Coverage (1)
($ in thousands)	Initial Excess of Loss Reinsurance Coverage (1)	Initial Funding Percentage (2)	Funding Percentage at 3/31/2025 (2)	March 31, 2025	December 31, 2024
2024 Traditional XOL	$187,220	N/A	N/A	$187,220	$187,220
2023 Traditional XOL	96,942	N/A	N/A	87,542	91,404
2022 Traditional XOL	142,642	N/A	N/A	118,729	124,344
2020 Traditional XOL	250,592	N/A	N/A	250,592	—
Home Re 2023-1, Ltd.	330,277	97%	96%	285,333	299,325
Home Re 2022-1, Ltd.	473,575	100%	100%	282,008	305,639
Home Re 2021-2, Ltd. (3)	398,429	100%	88%	120,163	132,424
Home Re 2021-1, Ltd.	398,848	100%	100%	75,906	92,019
(1)The initial and remaining excess of loss reinsurance coverage is reduced by the applicable funding percentage.
(2)The funding percentage represents the aggregate outstanding note balances divided by the aggregate ending coverage amounts.
(3)The funding percentage on the 2021-2 was reduced from 100% after the tender offers were conducted in the fourth quarter of 2023.

MGIC Investment Corporation - Q1 2025 | 17

The reinsurance premiums ceded to each Home Re Entity are composed of coverage, initial expense and supplemental premiums. The coverage premiums are generally calculated as the difference between the amount of interest payable by the Home Re Entity on the remaining reinsurance coverage levels, and the investment income collected on the collateral assets held in a reinsurance trust account and used to collateralize the Home Re Entity’s reinsurance obligation to MGIC. The amount of monthly reinsurance coverage premium ceded will fluctuate due to changes in the reference rate and changes in money market rates that affect investment income collected on the assets in the reinsurance trust. As a result, we concluded that each Home Re Transaction contains an embedded derivative that is accounted for separately as a freestanding derivative. The fair values of the derivatives at March 31, 2025 and December 31, 2024, were not material to our consolidated balance sheet and the change in fair value during the three months ended March 31, 2025 and March 31, 2024 were not material to our consolidated statements of operations. (See Note 7 - “Investments” and Note 8 - “Fair Value Measurements”.)

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

We are required to disclose our maximum exposure to loss, which we consider to be an amount that we could be required to record in our statements of operations, as a result of our involvement with the VIEs under our Home Re Transactions. As of March 31, 2025, and December 31, 2024, we did not have material exposure to the VIEs as we have no investment in the VIEs and had no reinsurance claim payments due from the VIEs under our reinsurance transactions. We are unable to determine the timing or extent of claims from losses that are ceded under the reinsurance transactions. The VIE assets are deposited in reinsurance trusts for the benefit of MGIC that will be the source of reinsurance claim payments to MGIC. The purpose of the reinsurance trusts is to provide security to MGIC for the obligations of the VIEs under the reinsurance transactions. The trustee of the reinsurance trusts, a recognized provider of corporate trust services, has established segregated accounts within the reinsurance trusts for the benefit of MGIC, pursuant to the trust agreements. The trust agreements are governed by, and construed in accordance with, the laws of the State of New York. If the trustee of the reinsurance trusts failed to distribute claim payments to us as provided in the reinsurance trusts, we would incur a loss related to our losses ceded under the reinsurance transactions and deemed unrecoverable. We are also unable to determine the impact such possible failure by the trustee to perform pursuant to the reinsurance trust agreements may have on our consolidated financial statements. As a result, we are unable to quantify our maximum exposure to loss related to our involvement with the VIEs. MGIC has certain termination rights under the reinsurance transactions should its claims not be paid. We consider our exposure to loss from our reinsurance transactions with the VIEs to be remote.

Table 4.5 presents the total assets of the Home Re Entities as of March 31, 2025 and December 31, 2024.

Home Re total assets
Table	4.5
(In thousands)		Total VIE Assets
Home Re Entity		March 31, 2025	December 31, 2024

Home Re 2023-1 Ltd.		$290,619	$303,733
Home Re 2022-1 Ltd.		290,274	313,229
Home Re 2021-2 Ltd.		124,487	136,486
Home Re 2021-1 Ltd.		81,406	97,373

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

MGIC Investment Corporation - Q1 2025 | 18

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

Note 6. Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares of common stock outstanding, including participating securities. Our “participating securities” are comprised of vested restricted stock and restricted stock units (“RSUs”) with non-forfeitable rights to dividends. Diluted EPS includes the components of basic EPS and also gives effect to dilutive common stock equivalents. The determination of whether components are dilutive is calculated independently for each period. We calculate diluted EPS using the treasury stock method which reflects the potential dilution that could occur if unvested RSUs result in the issuance of common stock.

Table 6.1 reconciles the numerators and denominators used to calculate basic and diluted EPS.

Earnings per share
Table	6.1
		Three Months Ended March 31,
(In thousands, except per share data)		2025	2024
Net income - basic and diluted		$185,460	$174,097
Basic weighted average common shares outstanding		244,147	270,314
Dilutive effect of unvested RSUs		2,343	2,794
Diluted weighted average common shares outstanding		246,490	273,108

Earnings per share:
Basic earnings per share		$0.76	$0.64
Diluted earnings per share		$0.75	$0.64

MGIC Investment Corporation - Q1 2025 | 19

Note 7. Investments
Fixed income securities
Our fixed income securities classified as available-for-sale at March 31, 2025 and December 31, 2024 are shown in tables 7.1a and 7.1b below.

Details of fixed income securities by category as of March 31, 2025
Table	7.1a
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$275,166	$340	$(3,812)	$271,694
Obligations of U.S. states and political subdivisions		2,026,899	3,915	(165,119)	1,865,695
Corporate debt securities		2,858,150	18,082	(93,465)	2,782,767
ABS		180,604	2,702	(915)	182,391
RMBS		375,046	4,463	(21,520)	357,989
CMBS		264,095	421	(5,571)	258,945
CLOs		146,537	76	(32)	146,581
Foreign government debt		4,487	—	(587)	3,900
Commercial paper		15,071	—	—	15,071
Total fixed income securities		$6,146,055	$29,999	$(291,021)	$5,885,033

Details of fixed income securities by category as of December 31, 2024
Table	7.1b
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$265,349	$231	$(5,087)	$260,493
Obligations of U.S. states and political subdivisions		2,065,953	2,331	(192,789)	1,875,495
Corporate debt securities		2,857,627	12,593	(112,839)	2,757,381
ABS		155,594	2,157	(1,234)	156,517
RMBS		373,485	2,103	(25,528)	350,060
CMBS		243,840	21	(7,990)	235,871
CLOs		199,773	286	—	200,059
Foreign government debt		4,487	—	(689)	3,798
Commercial paper		12,015	—	—	12,015
Total fixed income securities		$6,178,123	$19,722	$(346,156)	$5,851,689
We had $12.3 million and $12.2 million of investments at fair value on deposit with various states as of March 31, 2025 and December 31, 2024, respectively, due to regulatory requirements of those state insurance departments.

In connection with our insurance and reinsurance activities within MAC and MIC, we are required to maintain assets in trusts for the benefit of contractual counterparties, which had investments at fair value of $182.8 million and $199.9 million at March 31, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation - Q1 2025 | 20

The amortized cost and fair values of fixed income securities at March 31, 2025, by contractual maturity, are shown in table 7.2 below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage and asset-backed securities are not due at a single maturity date, they are listed in separate categories.

Fixed income securities maturity schedule
Table	7.2
		March 31, 2025
(In thousands)		Amortized cost	Fair Value
Due in one year or less		$742,080	$740,345
Due after one year through five years		1,664,014	1,634,666
Due after five years through ten years		1,809,299	1,717,716
Due after ten years		964,380	846,400
		5,179,773	4,939,127

ABS		180,604	182,391
RMBS		375,046	357,989
CMBS		264,095	258,945
CLOs		146,537	146,581
Total		$6,146,055	$5,885,033

Equity securities
The cost and fair value of investments in equity securities at March 31, 2025 and December 31, 2024 are shown in tables 7.3a and 7.3b below.

Details of equity security investments as of March 31, 2025
Table	7.3a
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,180	$23	$(1,288)	$14,915

Details of equity security investments as of December 31, 2024
Table	7.3b
(In thousands)		Cost	Fair Value Gains	Fair Value Losses	Fair Value
Equity securities		$16,146	$8	$(1,392)	$14,762

Net gains (losses) on investments and other financial instruments
The net gains (losses) on investments and other financial instruments and the proceeds from the sale of fixed income securities classified as available-for-sale securities are shown in table 7.4 below.

Details of net gains (losses) on investments and other financial instruments
Table	7.4	Three Months Ended March 31,
(in thousands)		2025	2024

Fixed income securities:
Gains on sales		$349	$55
Losses on sales		(29)	(5,485)
Equity securities gains (losses):
Changes in fair value		120	(103)
Change in embedded derivative on Home Re Transactions(1)		301	(2,976)
Other:
Gains (losses) on sales		—	1
Market adjustment		—	(1)
Net gains (losses) on investments and other financial instruments		$741	$(8,509)

Proceeds from sales of fixed income securities		$20,737	$14,886
(1) See Note 8 "Fair Value Measurements" for discussion of the embedded derivative on the Home Re Transactions.

MGIC Investment Corporation - Q1 2025 | 21

Other invested assets
Our other invested assets balance includes an investment in FHLB stock that is carried at cost, which due to its nature approximates fair value. Ownership of FHLB stock provides access to a secured lending facility, subject to certain conditions, which includes requirements to post collateral and to maintain a minimum investment in FHLB stock.

Unrealized investment losses
Tables 7.5a and 7.5b below summarize, for all available-for-sale investments in an unrealized loss position at March 31, 2025 and December 31, 2024, the aggregate fair value and gross unrealized loss by the length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in tables 7.5a and 7.5b are estimated using the process described in Note 8 - “Fair Value Measurements” to these consolidated financial statements and in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report on Form 10-K.

Unrealized loss aging for securities by type and length of time as of March 31, 2025
Table	7.5a
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$36,101	$(63)	$66,902	$(3,749)	$103,003	$(3,812)
Obligations of U.S. states and political subdivisions		378,830	(6,953)	1,204,931	(158,166)	1,583,761	(165,119)
Corporate debt securities		595,473	(5,842)	1,013,348	(87,623)	1,608,821	(93,465)
ABS		9,237	(94)	37,330	(821)	46,567	(915)
RMBS		31,034	(379)	194,501	(21,141)	225,535	(21,520)
CMBS		81,237	(864)	136,860	(4,707)	218,097	(5,571)
CLOs		49,747	(32)	—	—	49,747	(32)
Foreign government debt		—	—	3,900	(587)	3,900	(587)
Total		$1,181,659	$(14,227)	$2,657,772	$(276,794)	$3,839,431	$(291,021)

Unrealized loss aging for securities by type and length of time as of December 31, 2024
Table	7.5b
		Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$37,017	$(437)	$69,959	$(4,650)	$106,976	$(5,087)
Obligations of U.S. states and political subdivisions		409,406	(5,621)	1,195,869	(187,168)	1,605,275	(192,789)
Corporate debt securities		852,752	(10,334)	1,051,862	(102,505)	1,904,614	(112,839)
ABS		20,090	(184)	49,640	(1,050)	69,730	(1,234)
RMBS		171,654	(5,498)	151,893	(20,030)	323,547	(25,528)
CMBS		77,567	(1,774)	151,188	(6,216)	228,755	(7,990)
Foreign government debt		—	—	3,798	(689)	3,798	(689)
Total		$1,568,486	$(23,848)	$2,674,209	$(322,308)	$4,242,695	$(346,156)

There were 986 and 1,020 securities in an unrealized loss position at March 31, 2025 and December 31, 2024, respectively. Based on current facts and circumstances, we believe the unrealized losses as of March 31, 2025 presented in table 7.5a above are not indicative of the ultimate collectability of the par value of the securities. The unrealized losses in all categories of our investments at March 31, 2025 were primarily caused by an increase in prevailing interest rates. We also rely upon estimates of several credit and non-credit factors in our review and evaluation of individual investments to determine whether a credit impairment exists. All of the securities in an unrealized loss position are current with respect to their interest obligations.

MGIC Investment Corporation - Q1 2025 | 22

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

MGIC Investment Corporation - Q1 2025 | 23

Assets measured at fair value, by hierarchy level, as of March 31, 2025 and December 31, 2024 are shown in tables 8.1a and 8.1b below. The fair value of the assets is estimated using the process described above, and more fully in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report on Form 10-K.

Assets carried at fair value by hierarchy level as of March 31, 2025
Table	8.1a
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$271,694	$238,854	$32,840
Obligations of U.S. states and political subdivisions		1,865,695	—	1,865,695
Corporate debt securities		2,782,767	—	2,782,767
ABS		182,391	—	182,391
RMBS		357,989	—	357,989
CMBS		258,945	—	258,945
CLOs		146,581	—	146,581
Foreign government debt		3,900	—	3,900
Commercial paper		15,071	—	15,071
Total fixed income securities		5,885,033	238,854	5,646,179
Equity securities		14,915	14,915	—
Cash equivalents (1)		209,501	200,260	9,241
Total		$6,109,449	$454,029	$5,655,420

Assets carried at fair value by hierarchy level as of December 31, 2024
Table	8.1b
(In thousands)		Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
U.S. Treasury securities and obligations of U.S. government corporations and agencies		$260,493	$220,369	$40,124
Obligations of U.S. states and political subdivisions		1,875,495	—	1,875,495
Corporate debt securities		2,757,381	—	2,757,381
ABS		156,517	—	156,517
RMBS		350,060	—	350,060
CMBS		235,871	—	235,871
CLOs		200,059	—	200,059
Foreign government debt		3,798	—	3,798
Commercial paper		12,015	—	12,015
Total fixed income securities		5,851,689	220,369	5,631,320
Equity securities		14,762	14,762	—
Cash equivalents (1)		230,156	219,943	10,213
Total		$6,096,607	$455,074	$5,641,533
(1) Includes restricted cash equivalents
Certain financial instruments, including insurance contracts, are excluded from these fair value disclosure requirements. Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.”

In addition to the assets carried at fair value discussed above, we have embedded derivatives carried at fair value related to our Home Re Transactions that are classified as “Other liabilities” or “Other assets” in our consolidated balance sheets. The estimated fair value related to our embedded derivatives reflects the present value impact of the variation in investment income on the assets held by the reinsurance trusts and the contractual reference rate on the Home Re Transactions used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life. These liabilities or assets are categorized in Level 3 of the fair value hierarchy. At March 31, 2025 and December 31, 2024, the fair value of the embedded derivatives was a liability of $0.1 million and $0.4 million, respectively. (See Note 4 - "Reinsurance" for more information about our reinsurance programs.)

Real estate acquired through claim settlement is carried at fair values and is reported in “Other assets” on the consolidated balance sheet. These assets are categorized as Level 3 of the fair value hierarchy. For the three months ended March 31, 2025 and 2024, purchases of real estate acquired were $0.7 million and $1.0 million, respectively. For the three months ended March 31, 2025 and 2024, sales of real estate acquired were $1.1 million and zero, respectively.

MGIC Investment Corporation - Q1 2025 | 24

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
Table 8.2 presents the carrying value and fair value of our financial assets and liabilities disclosed, but not carried, at fair value at March 31, 2025 and December 31, 2024.

Financial assets and liabilities not measured at fair value
Table	8.2
		March 31, 2025		December 31, 2024
(In thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Other invested assets		$1,109	$1,109	$1,109	$1,109

Financial liabilities
5.25% Senior Notes		645,035	643,689	644,667	636,883

MGIC Investment Corporation - Q1 2025 | 25

Note 9. Other Comprehensive Income
The pretax and related income tax benefit (expense) components of our other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 are included in table 9.1 below.

Components of other comprehensive income (loss)
Table	9.1
		Three Months Ended March 31,
(In thousands)		2025	2024
Net unrealized investment gains (losses) arising during the period		$65,406	$(13,154)
Total income tax benefit (expense)		(13,735)	2,762
Net of tax		51,671	(10,392)

Net changes in benefit plan assets and obligations		58	682
Total income tax benefit (expense)		(12)	(143)
Net of tax		46	539

Total other comprehensive income (loss)		$65,464	(12,472)
Total income tax benefit (expense)		(13,747)	2,619
Total other comprehensive income (loss), net of tax		$51,717	$(9,853)

The pretax and related income tax benefit (expense) components of the amounts reclassified from our accumulated other comprehensive income (loss) (“AOCI”) to our consolidated statements of operations for the three months ended March 31, 2025 and 2024 are included in table 9.2 below.

Reclassifications from AOCI
Table	9.2
		Three Months Ended March 31,
(In thousands)		2025	2024
Reclassification adjustment for net realized (losses) gains (1)		$(5,981)	$(9,973)
Income tax benefit (expense)		1,256	2,094
Net of tax		(4,725)	(7,879)

Reclassification adjustment related to benefit plan assets and obligations (2)		(58)	(682)
Income tax benefit (expense)		12	143
Net of tax		(46)	(539)

Total reclassifications		(6,039)	(10,655)
Income tax benefit (expense)		1,268	2,237
Total reclassifications, net of tax		$(4,771)	$(8,418)
(1)Increases (decreases) Net realized investment gains (losses) on the consolidated statements of operations.
(2)Decreases (increases) Other underwriting and operating expenses, net on the consolidated statements of operations.

A rollforward of AOCI for the three months ended March 31, 2025, including amounts reclassified from AOCI, are included in table 9.3 below.

Rollforward of AOCI
Table	9.3
		Three Months Ended March 31, 2025
(In thousands)		Net unrealized gains and (losses) on available-for-sale securities	Net benefit plan assets and (obligations) recognized in shareholders' equity	Total accumulated other comprehensive income (loss)
Balance at December 31, 2024, net of tax		$(257,878)	$(30,284)	$(288,162)
Other comprehensive income (loss) before reclassifications		46,946	—	46,946
Less: Amounts reclassified from AOCI		(4,725)	(46)	(4,771)
Balance, March 31, 2025, net of tax		$(206,207)	$(30,238)	$(236,445)

MGIC Investment Corporation - Q1 2025 | 26

Note 10. Benefit Plans
We have a non-contributory defined benefit pension plan, as well as a supplemental executive retirement plan that covered eligible employees through December 31, 2022. Effective January 1, 2023, these plans were frozen (no future benefits will be accrued for participants due to employment and no new participants will be added). Participants in these plans were fully vested in their benefits as of December 31, 2022.
Table 10.1 provides the components of net periodic benefit cost for our pension, supplemental executive retirement and other postretirement benefit plans for the three months ended March 31, 2025 and 2024.

Components of net periodic benefit cost
Table	10.1
		Three Months Ended March 31,
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefit Plans
(In thousands)		2025	2024	2025	2024
Company service cost		$—	$—	$234	$417
Interest cost		3,299	3,247	311	375
Expected return on plan assets		(3,442)	(3,644)	(2,911)	(2,494)
Amortization of:
Net actuarial losses (gains)		546	523	(692)	(380)
Prior service cost (credit)		86	86	118	453
Cost of settlements and curtailments		—	—	—	—
Net periodic benefit cost (benefit)		$489	$212	$(2,940)	$(1,629)

In the first quarter of 2025, we made a contribution to our qualified pension plan of $7.5 million.

MGIC Investment Corporation - Q1 2025 | 27

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, the impact of past and future government initiatives and actions taken by the GSEs, and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in future periods will also be dependent on the number of loans reported to us as delinquent.

Changes to our estimates could result in a material impact to our consolidated results of operations and financial position, even in a stable economic environment. Given the uncertainty of the macroeconomic environment, including the effectiveness of loss mitigation efforts, changes in home prices, and level of employment, our loss reserve estimates may continue to be impacted.

In considering the potential sensitivity of the factors underlying our estimate of loss reserves, it is possible that even a relatively small change in our estimated claim rate or claim severity could have a material impact on loss reserves and, correspondingly, on our consolidated results of operations even in a stable economic environment. For example, as of March 31, 2025, assuming all other factors remain constant, a $1,000 increase/decrease in the average severity reserve factor would change the loss reserve amount by approximately +/- $7 million. A one percentage point increase/decrease in the average claim rate reserve factor would change the loss reserve amount by approximately +/- $18 million.

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

MGIC Investment Corporation - Q1 2025 | 28

The “Losses paid” section of table 11.1 below shows the amount of losses paid on delinquencies that occurred in the current year and losses paid on delinquencies that occurred in prior years.

Table 11.1 provides a reconciliation of beginning and ending loss reserves as of and for the three months ended March 31, 2025 and 2024.

Development of reserves for losses and loss adjustment expenses
Table	11.1
		Three Months Ended March 31,
(In thousands)		2025	2024
Reserve at beginning of period		$462,662	$505,379
Less reinsurance recoverable		47,281	33,302
Net reserve at beginning of period		415,381	472,077

Losses incurred:
Losses and LAE incurred in respect of delinquency notices received in:
Current year		59,497	53,436
Prior years (1)		(49,906)	(48,881)
Total losses incurred		9,591	4,555

Losses paid:
Losses and LAE paid in respect of delinquency notices received in:
Current year		—	—
Prior years		11,803	11,385
Total losses paid		11,803	11,385
Net reserve at end of period		413,169	465,247
Plus reinsurance recoverable		51,864	39,200
Reserve at end of period		$465,033	$504,447
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves. See the following table for more information about prior year loss reserve development.

The increase in the current year losses incurred in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to an increase in estimated severity on current year delinquencies and an increase in new delinquencies reported.

The favorable loss development on previously received delinquencies for the three months ended March 31, 2025 and March 31, 2024 primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

The prior year loss reserve development for the three months ended March 31, 2025 and 2024 is shown in table 11.2 below.

Reserve development on previously received delinquencies
Table	11.2
		Three Months Ended March 31,
(In thousands)		2025	2024
Increase (decrease) in estimated claim rate on primary defaults		$(46,497)	$(41,079)
Change in estimates related to severity on primary defaults, pool reserves, LAE reserves, reinsurance, and other		(3,409)	(7,802)
Total prior year loss development (1)		$(49,906)	$(48,881)
(1)A positive number for prior year loss reserve development indicates a deficiency of prior year loss reserves. A negative number for prior year loss reserve development indicates a redundancy of prior year loss reserves.

Premium refunds
Our estimate of premiums to be refunded on expected claim payments is accrued for separately in “Other Liabilities” on our consolidated balance sheets and was $11.1 million and $12.5 million at March 31, 2025 and December 31, 2024, respectively.

MGIC Investment Corporation - Q1 2025 | 29

Note 12. Shareholders’ Equity
Treasury stock
Prior to November 15, 2024, shares we repurchased were held in treasury stock unless they were reissued under the discretion of our Board of Directors. As of November 15, 2024, we retired all shares of our treasury stock, which resulted in an adjustment to retained earnings equal to the cumulative amount of repurchase price paid in excess of par value for treasury stock held as of that date. Subsequent to the retirement of the treasury stock, all shares of our common stock that we repurchase are immediately retired. Going forward, the amount of the repurchase price paid in excess of par value for repurchased shares will be recorded as an adjustment to retained earnings.

Share repurchase programs
Repurchases of our common stock may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the three months ended March 31, 2025, we repurchased 9.2 million shares for $224.3 million, inclusive of commissions. In 2024, we repurchased approximately 25.3 million shares of our common stock for $566.6 million, inclusive of commissions. As of March 31, 2025, we had remaining authorization to repurchase $232.9 million through December 31, 2026, under a share repurchase program approved by the Board of Directors in 2024. Through April 25, 2025, we repurchased an additional 2.8 million shares totaling $65.8 million, inclusive of commissions.

In April 2025, our Board of Directors approved an additional share repurchase program, authorizing us to purchase up to $750 million of common stock prior to December 31, 2027.

Cash dividends
In the first quarter of 2025, we paid quarterly cash dividends of $0.13 per share which totaled $32.5 million. On April 24, 2025, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share payable on May 21, 2025, to shareholders of record on May 8, 2025.

Note 13. Share-Based Compensation
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to three years, although awards to our non-employee directors vest immediately. The grant date fair value of awards granted to executive officers and non-employee directors in 2025, is calculated based on the stock price as of the grant date, discounted to account for the one year post-vesting holding period to which the awards are subject.

Table 13.1 shows the number of restricted stock units (RSUs) granted to employees and non-employee directors and the weighted average fair value per share during the periods presented.

Restricted stock unit grants
Table	13.1
			Three months ended March 31,
			2025		2024
			RSUs Granted (in thousands)	Weighted Average Fair Value per Share	RSUs Granted (in thousands)	Weighted Average Fair Value per Share
RSUs subject to performance conditions		(1)	337	$24.28	634	$19.81
RSUs subject only to service conditions			317	24.64	248	19.81
Non-employee director RSUs			59	24.12	76	19.81
(1)Shares granted are subject to performance conditions under which the target number of shares granted may vest from 0% to 200%.

MGIC Investment Corporation - Q1 2025 | 30

Note 14. Statutory Information
Statutory Capital Requirements
The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the RIF (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “State Capital Requirements” and, together with the GSE Financial Requirements, as the “Financial Requirements.” While they vary among jurisdictions, the most common State Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if (i) the percentage decrease in capital exceeds the percentage decrease in insured risk, or (ii) the percentage increase in capital is less than the percentage increase in insured risk. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). MGIC’s “policyholder position” includes its net worth or surplus, and its contingency loss reserve. Our policyholders position was above the required MPP and our risk-to-capital ratio was below the maximum allowed by jurisdictions with State Capital Requirements at March 31, 2025.

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

Dividend restrictions
MGIC is subject to statutory regulations as to payment of dividends. The maximum amount of dividends that MGIC may pay in any twelve-month period without regulatory approval by the OCI is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. The maximum dividend that could be paid, without regulatory approval, is reduced by dividends paid in the twelve months preceding the dividend payment date. Before making any dividend payments, we notify the OCI to ensure it does not object. In April 2025, MGIC paid a dividend of $400 million to the holding company.

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

Financial information of our insurance subsidiaries (including MGIC)
Table 14.1
	As of and for the Three Months Ended March 31,
(In thousands)	2025	2024
Statutory net income	$172,182	$72,714
Statutory policyholders' surplus	1,142,387	711,990
Contingency loss reserves	4,950,412	5,333,024

The increase in statutory net income for the three months ended March 31, 2025 compared with March 31, 2024 was primarily driven by a decrease in contingency reserve contribution during the period. The increase in statutory policyholders’ surplus from March 31, 2024 to March 31, 2025, is primarily due to statutory net income, offset by dividend payments to MGIC Investment Corporation.

MGIC Investment Corporation - Q1 2025 | 31

Note 15. Segment Reporting
We operate as a single reportable segment, which is defined as Mortgage Insurance. This segment generates revenue through mortgage insurance and reinsurance provided under the GSEs credit risk transfer programs. The results of our Mortgage Insurance segment are reported within our financial statements as the consolidated financial results for MGIC Investment Corporation and subsidiaries. The accounting policies of the Mortgage Insurance segment are the same as those described in Note 3 - “Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report on Form 10-K.

The Senior Management Oversight Committee (“SMOC”), acts as the Company's chief operating decision maker (“CODM”). The CODM uses consolidated net income (loss) as the primary GAAP measure to evaluate actual financial performance versus planned financial performance and to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below presents a disaggregation of significant segment expenses as monitored by our CODM:

Significant segment expenses
Table	15.1
		Three Months Ended March 31,
(In thousands)		2025	2024
Other underwriting and operating expenses net:
Employee costs		$36,960	$43,725
Outside services (1)		7,811	8,069
Premium taxes (2)		5,410	5,329
Depreciation expense		943	1,140
All other underwriting and operating (3)		282	755
Total other underwriting and operating expenses net		$51,406	$59,018
(1)Outside services expense generally includes expenses related to outsourced IT services and consulting services.
(2)Premium taxes are taxes paid to states and municipalities based upon the amount of premiums written.
(3)All other underwriting and operating expenses include ceding commissions (a reduction to our underwriting expenses, see Note 4 - "Reinsurance"), computer hardware and software expenses, legal, audit, insurance, and general and administrative expenses.

MGIC Investment Corporation - Q1 2025 | 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The following is management’s discussion and analysis of the financial condition and results of operations of MGIC Investment Corporation for the first quarter of 2025. As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. This form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. See the “Glossary of terms and acronyms” for definitions and descriptions of terms used throughout this MD&A. Our revenues and losses could be affected by the Risk Factors referred to under “Forward Looking Statements and Risk Factors” below, and they are an integral part of the MD&A.

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

MGIC Investment Corporation - Q1 2025 | 33

Overview

Summary financial results of MGIC Investment Corporation

	Three Months Ended March 31,
(In thousands, except per share data, unaudited)	2025	2024	% Change
Selected statement of operations data
Net premiums earned	$243,719	$242,644	0
Investment income, net of expenses	61,443	59,744	3
Net gains (losses) on investments and other financial instruments	741	(8,509)	109
Losses incurred, net	9,591	4,555	111
Other underwriting and operating expenses, net	51,406	59,018	(13)
Income before tax	234,681	219,880	7
Provision for income taxes	49,221	45,783	8
Net income	185,460	174,097	7
Diluted income per share	$0.75	$0.64	17

Non-GAAP Financial Measures (1)
Adjusted pre-tax operating income	$234,362	$225,309	4
Adjusted net operating income	185,208	178,386	4
Adjusted net operating income per diluted share	$0.75	$0.65	15
(1) See “Explanation and reconciliation of our use of Non-GAAP financial measures.”

Summary of first quarter 2025 results
Comparative quarterly results
We recorded first quarter 2025 net income of $185.5 million, or $0.75 per diluted share. Net income increased by $11.4 million from net income of $174.1 million, or $0.64 per diluted share, in the prior year. The increase is primarily due to the change in net gains and losses on investments and other financial instruments in addition to a decrease in other underwriting and operating expenses net, in the three months ended March 31, 2025 compared to the same period in the prior year. This was partially offset by an increase in losses incurred, net and an increase in provision for income taxes. Diluted income per share increased primarily due to an increase in net income and a decrease in the number of diluted weighted shares outstanding.

Adjusted net operating income for the first quarter 2025 was $185.2 million (Q1 2024: $178.4 million) and adjusted net operating income per diluted share was $0.75 (Q1 2024: $0.65). The increase in adjusted net operating income primarily reflects an increase in net income. The increase in adjusted net operating income per diluted share primarily reflects an increase in adjusted net operating income and a decrease in the number of diluted weighted shares outstanding.

Net gains (losses) on investments and other financial instruments were $0.7 million, compared with $(8.5) million for the same period last year. Changes in the recognition of net realized investment gains (losses) are primarily driven by the timing of individual securities sales and such timing is influenced by such factors as market opportunities, our tax and capital profile, and overall market cycles. See Note 7 - “Investments,” to our consolidated financial statements for additional discussion of net gains (losses) on investments and other financial instruments.

Losses incurred, net for the first quarter of 2025 were $9.6 million, compared with $4.6 million for the same period last year. While new delinquency notices added approximately $59.5 million for the three months ended March 31, 2025, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $49.9 million. For the three months ended March 31, 2024, new delinquency notices added approximately $53.4 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $48.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

Underwriting and other expenses, net were $51.4 million in the first quarter of 2025 as compared to $59.0 million for the same period last year. The decrease in underwriting and other expenses, net was primarily due to a decrease in employee costs. See Note 15 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

The increase in our provision for income taxes in the first quarter of 2025 as compared to the same period in the prior year was primarily due to an increase in income before tax.

MGIC Investment Corporation - Q1 2025 | 34

Capital
MGIC dividend payments to our holding company
The ability of MGIC to pay dividends is restricted by insurance regulation. Amounts in excess of prescribed limits are deemed “extraordinary” and may not be paid if disapproved by the OCI. A dividend is extraordinary when the proposed dividend amount, plus dividends paid in the twelve months preceding the dividend payment date exceed the ordinary dividend level. In 2025, MGIC can pay $97 million of ordinary dividends without OCI approval, before taking into consideration dividends paid in the preceding twelve months. In the three months ended March 31, 2025, and 2024, we did not make dividend payments to the holding company. Future dividend payments from MGIC to the holding company will continue to be determined in consultation with the board and after considering any updated estimates about our business, subject to regulatory approval. In April 2025, MGIC paid a $400 million dividend to our holding company.

Share repurchase programs
Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. In the three months ended March 31, 2025, and for the full year of 2024, we repurchased 9.2 million and 25.3 million shares of common stock, for $224.3 million and $566.6 million, respectively. As of March 31, 2025, we had $232.9 million of remaining authorization to repurchase our common stock through December 31, 2026 under a $750 million share repurchase program approved by our Board of Directors in April 2024. As of March 31, 2025, we had approximately 240.2 million shares of common stock outstanding.

In April 2025, our Board of Directors approved an additional share repurchase program, authorizing us to purchase up to $750 million of common stock prior to December 31, 2027.

Dividends to shareholders
In the first quarter of 2025, we paid quarterly cash dividends of $0.13 per share which totaled $32.5 million. On April 24, 2025, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share to shareholders of record on May 8, 2025.

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

The financial requirements of the PMIERs require a mortgage insurer’s "Available Assets" (generally only the most liquid assets of an insurer) to equal or exceed its "Minimum Required Assets" (which are generally based on an insurer's book of risk in force and calculated from tables of factors with several risk dimensions, reduced for credit given for risk ceded under reinsurance agreements and subject to a floor amount). Based on our application of the PMIERs as of March 31, 2025, MGIC’s Available Assets totaled $5.9 billion, or $2.6 billion in excess of its Minimum Required Assets. In August 2024, the GSEs issued updates to the calculation of Available Assets. The updates will be implemented through a 24-month phased-in approach, with a fully effective date of September 30, 2026. If these changes were effective as of March 31, 2025, without a graduated implementation period, MGIC's Available Assets of $5.9 billion would decrease by approximately 1% or $50 million, and MGIC's PMIERs excess would be $2.5 billion.

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

GSE reform
The FHFA has been the conservator of the GSEs since 2008 and has the authority to control and direct their operations. Given that the Director of the FHFA is removable by the President at will, the agency’s agenda, policies, and actions are influenced by the current administration. The increased role that the federal government has assumed in the residential housing finance system through the GSE

MGIC Investment Corporation - Q1 2025 | 35

conservatorships may increase the likelihood that the business practices of the GSEs change, including through administration changes and actions. Such changes could have a material adverse effect on us.

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

At March 31, 2025, MGIC’s risk-to-capital ratio was 9.8 to 1, below the maximum allowed by the jurisdictions with State Capital Requirements, and its policyholder position was $3.8 billion above the required MPP of $2.2 billion. The calculation of our risk-to-capital ratio and MPP reflect full credit for the risk ceded under our reinsurance transactions. It is possible that under the revised State Capital Requirements discussed below, MGIC will not be allowed full credit for the risk ceded under such transactions. If MGIC is not allowed an agreed level of credit under either the State Capital Requirements or the PMIERs, MGIC may terminate the reinsurance transactions, without penalty.

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

MGIC Investment Corporation - Q1 2025 | 36

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

Losses incurred
Losses incurred are the current expense that reflects claim payments, costs of settling claims, and changes in our estimates of payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Estimates” in our 2024 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first half of the year lower than new delinquencies in the latter half of the year. The state of the economy, local housing markets, pandemics, natural disasters and various other factors, may result in delinquencies not following the typical pattern. Losses incurred are generally affected by:

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
•Losses ceded under reinsurance transactions which will decrease losses incurred, net when a delinquency or an insured is covered by a reinsurance transaction. See Note 4 - “Reinsurance” to our consolidated financial statements for a discussion of our reinsurance transactions.
•The rate at which we rescind policies or curtail claims. Our estimated loss reserves incorporate our estimates of future rescissions of policies and curtailments of claims, and reversals of rescissions and curtailments. We collectively refer to such rescissions and denials as “rescissions” and variations of this term. We call reductions to claims “curtailments.”

MGIC Investment Corporation - Q1 2025 | 37

Underwriting and other expenses
Underwriting and other expenses includes items such as employee compensation, fees for professional and consulting services, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions associated with our QSR Transactions. Employee compensation expenses are variable due to share-based compensation, changes in benefits, and changes in headcount (which can fluctuate due to volume of NIW). See Note 4 - “Reinsurance” and Note 15 - “Segment Reporting” to our consolidated financial statements for a discussion of ceding commission on our QSR Transactions and discussion on significant segment expenses.

Interest expense
Interest expense reflects the interest associated with our outstanding debt obligation discussed in Note 3 - “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

Other
Certain activities that we do not consider being part of our fundamental operating activities may also impact our results of operations and are described below.
Gains (losses) on investments and other financial instruments
Fixed income securities. Investment gains and losses reflect the difference between the amount received on the sale of a fixed income security and the fixed income security’s cost basis, as well as any credit allowances and any impairments on securities we intend to sell prior to recovery of its amortized cost basis. The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
Equity securities. Investment gains and losses reflect the periodic change in fair value.
Financial instruments. Investment gains and losses on the embedded derivative on our Home Re Transactions reflect the present value impact of the variation in investment income on assets on the insurance-linked notes held by the reinsurance trusts and the contractual reference rate used to calculate the reinsurance premiums we estimate we will pay over the estimated remaining life.

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

MGIC Investment Corporation - Q1 2025 | 38

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

MGIC Investment Corporation - Q1 2025 | 39

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

Adjusted net operating income (loss) per diluted share is calculated in a manner consistent with the accounting standard regarding earnings per share by dividing (i) adjusted net operating income (loss) by (ii) diluted weighted average common shares outstanding, which reflects share dilution from unvested restricted stock units.

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

MGIC Investment Corporation - Q1 2025 | 40

Non-GAAP reconciliations

Reconciliation of Income before tax / Net income to Adjusted pre-tax operating income / Adjusted net operating income
	Three Months Ended March 31,
	2025			2024
(In thousands, except per share amounts)	Pre-tax	Tax effect	Net (after-tax)	Pre-tax	Tax effect	Net (after-tax)
Income before tax / Net income	$234,681	49,221	$185,460	$219,880	45,783	$174,097
Adjustments:
Net realized investment (gains) losses	(319)	(67)	(252)	5,429	1,140	4,289
Adjusted pre-tax operating income / Adjusted net operating income	$234,362	$49,154	$185,208	$225,309	$46,923	$178,386

Reconciliation of Net income per diluted share to Adjusted net operating income per diluted share
Weighted average diluted shares outstanding			246,490			273,108

Net income per diluted share			$0.75			$0.64
Net realized investment (gains) losses			0.00			0.02
Adjusted net operating income per diluted share			$0.75			$0.65	(1)
(1) Does not foot due to rounding.

MGIC Investment Corporation - Q1 2025 | 41

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

NIW for the first quarter of 2025 was $10.2 billion (Q1 2024: $9.1 billion). The increase reflects a higher expected market position in the current year compared with the same period in the prior year. For the full year, we expect our 2025 NIW to be higher than 2024.

The percentage of our NIW with DTI ratios over 45% and LTVs over 95% will fluctuate based on the mortgage conditions that could include the percentage of NIW from purchase transactions, changes in home prices, changes in mortgage rates, and GSE activities.

The following tables present characteristics of our primary NIW for the three months ended March 31, 2025 and 2024.

Primary NIW by FICO score
	Three Months Ended March 31,
(% of primary NIW)	2025	2024
760 and greater	51.0%	53.4%
740 - 759	17.3%	17.0%
720 - 739	13.3%	13.3%
700 - 719	9.4%	8.4%
680 - 699	5.3%	4.6%
660 - 679	2.7%	2.2%
640 - 659	0.7%	0.7%
639 and less	0.3%	0.4%
Total	100%	100%

Primary NIW by loan-to-value
	Three Months Ended March 31,
(% of primary NIW)	2025	2024
95.01% and above	12.9%	15.4%
90.01% to 95.00%	45.5%	44.9%
85.01% to 90.00%	29.9%	29.0%
80.01% to 85.00%	11.7%	10.7%
Total	100%	100%

Primary NIW by debt-to-income ratio
	Three Months Ended March 31,
(% of primary NIW)	2025	2024
45.01% and above	31.1%	27.9%
38.01% to 45.00%	30.5%	31.8%
38.00% and below	38.4%	40.3%
Total	100%	100%

Primary NIW by policy payment type
	Three Months Ended March 31,
(% of primary NIW)	2025	2024
Monthly premiums	97.3%	96.6%
Single premiums	2.7%	3.4%
Annual premiums	0.0%	0.0%
Total	100%	100%

MGIC Investment Corporation - Q1 2025 | 42

Primary NIW by type of mortgage
	Three Months Ended March 31,
(% of primary NIW)	2025	2024
Purchases	94.4%	97.6%
Refinances	5.6%	2.4%
Total	100%	100%

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

Primary NIW by number of attributes discussed above
	Three Months Ended March 31,
(% of primary NIW)	2025	2024
One	38.2%	37.1%
Two or more	4.7%	4.7%

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

Annual Persistency
Our annual persistency was 84.7% at March 31, 2025 compared to 85.7% at March 31, 2024. Since 2018, our annual persistency ranged from a high of 86.3% at September 30, 2023 to a low of 60.7% at March 31, 2021. Our persistency rate is primarily affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our IIF, which affects the vulnerability of the IIF to refinancing; and the current amount of equity that borrowers have in the homes underlying our IIF.

IIF and RIF
	Three Months Ended March 31,
(In billions)	2025	2024
NIW	$10.2	$9.1
Cancellations, principal payments, and other reductions	(11.8)	(11.7)
Increase (decrease) in primary IIF	$(1.6)	$(2.6)

Direct primary IIF as of March 31,	$293.8	$290.9
Direct primary RIF as of March 31,	$78.5	$76.8

Credit profile of our primary RIF
Our 2009 and later books possess significantly improved risk characteristics when compared to our 2005-2008 books. Modification and refinance programs, such as HAMP and HARP, which expired at the end of 2016 and 2018, respectively, but have been replaced by other GSE modification programs, make outstanding loans more affordable to borrowers with the goal of reducing the number of foreclosures. As of March 31, 2025, loans associated with modification programs accounted for 2.9% of our total RIF, compared to 3.0% at December 31, 2024. Loans associated with 88.1% of all our modifications were current as of March 31, 2025.

MGIC Investment Corporation - Q1 2025 | 43

The following table sets forth certain statistics associated with our primary IIF and RIF as of March 31, 2025:

Primary insurance in force and risk in force by policy year
(in billions)	Insurance in Force (1)		Risk In Force (1)		Weighted Avg. Interest Rate	Delinquency Rate	Cede Rate % (2)	% of Original Remaining
Policy Year	Total	% of Total	Total	% of Total
2004 and prior	$1.1	0.4%	$0.3	0.4%	7.3%	12.4%	—%	NM
2005-2008	8.5	2.9%	2.3	2.9%	7.0%	9.5%	—%	3.5%
2009-2019	25.4	8.7%	6.7	8.6%	4.3%	3.8%	—%	6.5%
2020	35.9	12.2%	9.8	12.5%	3.2%	1.4%	5.0%	31.4%
2021	66.4	22.6%	18.2	23.2%	3.1%	1.8%	27.1%	56.3%
2022	57.5	19.6%	15.4	19.7%	4.9%	2.0%	30.7%	77.5%
2023	37.9	12.8%	9.8	12.4%	6.6%	1.3%	26.7%	82.4%
2024	52.3	17.8%	13.6	17.4%	6.7%	0.5%	30.5%	93.1%
2025	8.7	3.0%	2.3	2.9%	6.8%	0.0%	39.2%	99.4%
Total	$293.8		$78.5
(1)May not foot due to rounding
(2)Cede Rate % is calculated as the risk in force ceded to our QSR transactions divided by the total risk in force.

CRT and Pool Insurance
In connection with the GSEs' CRT programs, an insurance subsidiary of MGIC provides insurance and reinsurance covering portions of the credit risk related to certain reference pools of mortgages acquired by the GSEs. Our RIF, as reported to us, related to these programs was approximately $443 million and $392 million as of March 31, 2025 and December 31, 2024, respectively.

MGIC has written no new pool insurance since 2008; however, MGIC may write pool risk in the future. Our direct pool risk in force was $220 million ($173 million on pool policies with aggregate loss limits and $47 million on pool policies without aggregate loss limits) at March 31, 2025 compared to $226 million ($177 million on pool policies with aggregate loss limits and $49 million on pool policies without aggregate loss limits) at December 31, 2024.

MGIC Investment Corporation - Q1 2025 | 44

Consolidated Results of Operations
The following section of the MD&A provides a comparative discussion of MGIC Investment Corporation’s Consolidated Results of Operations for the three months ended March 31, 2025 and 2024.

Revenues

	Three Months Ended March 31,
(in thousands)	2025	2024	% Change
Net premiums written	$235,346	$233,800	1

Net premiums earned	$243,719	$242,644	0
Investment income, net of expenses	61,443	59,744	3
Net gains (losses) on investments and other financial instruments	741	(8,509)	109
Other revenue	331	482	(31)
Total revenues	$306,234	$294,361	4

Net premiums written and earned
Comparative quarterly results
Premiums earned for the three months ended March 31, 2025 were $243.7 million, compared with $242.6 million for the same period last year. Net premiums written for the three months ended March 31, 2025 were $235.3 million, compared with $233.8 million for the same period last year.

See “Overview - Factors Affecting Our Results” above for factors that influenced the amount of net premiums written and earned during the periods. See “Reinsurance Transactions” below for discussion of our ceded premiums written and earned.

Premium yields
Net premium yield is net premiums earned divided by average IIF during the period. The following table presents the key drivers of our net premium yield for each of the three months ended March 31, 2025 and March 31, 2024.

Premium Yield

	Three Months Ended March 31,
(in basis points)	2025	2024
In force portfolio yield (1)	38.4	38.5
Premium refunds	0.0	0.1
Accelerated earnings on single premium policies	0.2	0.3
Total direct premium yield	38.6	38.9
Ceded premiums earned, net of profit commission and assumed premiums (2)	(5.6)	(5.7)
Net premium yield	33.0	33.2
(1) Total direct premiums earned, excluding premium refunds and accelerated premiums from single premium policy cancellations divided by average primary insurance in force.
(2) Assumed premiums include those from our participation in GSE CRT programs, of which the impact on the net premium yield was 0.5 bps for the three months ended March 31, 2025 and the three months ended March 31, 2024.

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

MGIC Investment Corporation - Q1 2025 | 45

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
As discussed in our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses,” the private mortgage insurance industry is highly competitive and premium rates have declined over the past several years. With a higher persistency rate and continued high credit quality for NIW expected in 2025, we expect our in force portfolio premium yield to remain relatively flat during 2025 compared to 2024.

Reinsurance Transactions
Quota share reinsurance
Our quota share reinsurance affects various lines of our statements of operations and therefore we believe it should be analyzed by reviewing its total effect on our pre-tax income, described as follows.

è	We cede a fixed percentage of premiums earned and received on insurance covered by the transactions.
è
We receive the benefit of a profit commission through a reduction in the premiums we cede. The profit commission varies inversely with the level of losses incurred on a “dollar for dollar” basis and can be eliminated at loss levels higher than what we have experienced on the QSR Transactions. As a result, lower levels of ceded losses incurred result in less benefit from ceded losses incurred and a higher profit commission; higher levels of ceded losses incurred result in more benefit from ceded losses incurred and a lower profit commission (or for certain levels of accident year loss ratios, its elimination).

è	We receive the benefit of a ceding commission through a reduction in underwriting expenses equal to 20% of premiums ceded (before the effect of the profit commission).
è	We cede a fixed percentage of losses incurred on insurance covered by the transactions.

The following table provides information related to our QSR Transactions for each of the three months ended and as of March 31, 2025 and March 31, 2024.

Quota Share Reinsurance

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024

Ceded premiums written and earned, net of profit commission	$29,943	$28,715
% of direct premiums written	11%	10%
% of direct premiums earned	11%	10%
Profit commission	$28,695	$24,584
Ceding commissions	$11,727	$10,660
Ceded losses incurred	$6,431	$6,454

	As of March 31,
Mortgage insurance portfolio:	2025	2024
Ceded RIF (Dollars in millions)
2021 QSR	4,310	5,867
2022 QSR	4,167	4,607
2023 QSR	2,082	2,344
2024 QSR	3,519	609
2025 QSR	584	—
Credit Union QSR	2,877	2,645
Total ceded RIF	$17,539	$16,072

The increase in profit commission for the three months ended March 31, 2025, was primarily driven by an increase in the percentage of our IIF covered by the QSR Transactions as discussed below. Ceded losses incurred are impacted by the delinquencies covered by our QSR Transactions, our estimates of payments that will be ultimately made on those delinquencies, and claim payments covered by our QSR Transactions.

We executed a 40% QSR transaction with a group of unaffiliated reinsurers covering most of our new insurance written in 2026.

MGIC Investment Corporation - Q1 2025 | 46

Covered risk
The percentages of our NIW, new risk written, IIF, and RIF subject to our QSR Transactions as shown in the following table will vary from period to period in part due to the mix of our risk written during the period and the number of active QSR Transactions.

Quota Share Reinsurance

	Three Months Ended March 31,
	2025	2024
NIW subject to QSR Transactions	86.8%	87.7%
New Risk Written subject to QSR Transactions	93.0%	93.3%
IIF subject to QSR Transactions	69.5%	62.1%
RIF subject to QSR Transactions	72.7%	65.7%

The increase in IIF and RIF subject to QSR Transactions was primarily due to the increase in transactions subject to our 2024 QSR Transaction.

As of March 31, 2025, the weighted average coverage percentage of our QSR transactions was 31% based on RIF.

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

The Home Re Transactions are executed through the issuance of insurance linked notes (“ILNs”). As of March 31, 2025 our Home Re Transactions provided $763.4 million of loss coverage on a portfolio of policies having an in force date from August 1, 2020 through December 31, 2021, and from June 1, 2022 through August 31, 2023; all dates inclusive. For this reinsurance coverage, we retain the first layer of the respective aggregate losses paid, and a Home Re Entity will then provide second layer coverage up to the outstanding reinsurance amount.

The current attachment, current detachment, and PMIERs required asset credit for each of our XOL Transactions, as of March 31, 2025, are as follows.

($ In thousands)	Initial Attachment % (1)	Initial Detachment % (2)	Current Attachment % (1)	Current Detachment % (2)	PMIERs Required Asset Credit
2024 Traditional XOL	2.67%	6.67%	2.74%	6.84%	$180,050
2023 Traditional XOL	2.91%	6.91%	3.35%	7.54%	84,069
2022 Traditional XOL	2.60%	7.10%	3.08%	7.63%	114,226
2020 Traditional XOL	0.75%	3.50%	0.76%	3.57%	242,092
Home Re 2023-1	3.00%	6.75%	3.47%	7.25%	269,936
Home Re 2022-1	2.75%	6.75%	4.01%	7.52%	219,612
Home Re 2021-2	2.10%	6.50%	4.22%	7.28%	98,756
Home Re 2021-1	2.25%	6.50%	5.55%	7.56%	20,484
(1) The percentage represents the cumulative losses as a percentage of adjusted risk in force that MGIC retains prior to the XOL taking losses.
(2) The percentage represents the cumulative losses as a percentage of adjusted risk in force that must be reached before MGIC begins absorbing losses after the XOL layer.

Ceded premiums on our XOL Transactions were $14.7 million for the three months ended March 31, 2025, and $16.1 million for the three months ended March 31, 2024.

See Note 4 - “Reinsurance" to our consolidated financial statements for additional discussion of our QSR and XOL Transactions.

MGIC Investment Corporation - Q1 2025 | 47

Investment income
Comparative quarterly results
Net investment income in the three months ended March 31, 2025 and 2024 was $61.4 million and $59.7 million, respectively.

Losses and expenses

	Three Months Ended March 31,
(In thousands)	2025	2024	% Change
Losses incurred, net	$9,591	$4,555	111
Amortization of deferred policy acquisition costs	1,657	2,009	(18)
Other underwriting and operating expenses, net	51,406	59,018	(13)
Interest expense	8,899	8,899	—
Total losses and expenses	$71,553	$74,481	(4)

Losses incurred, net
As discussed in “Critical Accounting Estimates” in our 2024 10-K MD&A, we establish case loss reserves for future claims on delinquent loans that were reported to us as two payments past due and have not become current or resulted in a claim payment. Such loans are referred to as being in our delinquency inventory. Case loss reserves are established based on estimating the number of loans in our delinquency inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

IBNR reserves are established for estimated losses from delinquencies we estimate have occurred prior to the close of an accounting period but have not yet been reported to us. IBNR reserves are also established using estimated claim rates and claim severities.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets; exposure on insured loans; the amount of time between delinquency and claim filing (all else being equal, the longer the period between delinquency and claim filing, the greater the severity); and curtailments and rescissions. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, the impact of past and future government initiatives and actions taken by the GSEs, and a drop in housing values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Loss reserves in future periods will also be dependent on the number of loans reported to us as delinquent.

Generally, losses follow a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate. The state of the economy, local housing markets, pandemics, natural disasters, and various other factors may result in delinquencies not following the typical pattern.

For information on how pandemics and natural disasters could affect losses incurred, net see our Risk Factors titled “Pandemics, hurricanes and other disasters may adversely impact our results of operations and financial condition". As discussed in our Risk Factor titled “Because we establish loss reserves only upon a loan delinquency rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods” if we have not received a notice of delinquency with respect to a loan and if we have not estimated the loan to be delinquent as of March 31, 2025 through our IBNR reserve, then we have not yet recorded an incurred loss with respect to that loan.

Comparative quarterly results
Losses incurred, net for the first quarter of 2025 were $9.6 million, an increase of $5.0 million compared to the first quarter of 2024 losses incurred, net of $4.6 million. While new delinquency notices added approximately $59.5 million for the three months ended March 31, 2025, our re-estimation of loss reserves on previously received delinquency notices resulted in favorable development of approximately $49.9 million. For three months ended March 31, 2024, new delinquency notices added approximately $53.4 million, offset by our re-estimation of loss reserves on previously received delinquency notices resulting in favorable development of approximately $48.9 million. The favorable development for both periods primarily resulted from a decrease in the expected claim rate on previously received delinquencies. Home price appreciation experienced in recent years has allowed some borrowers to cure their delinquencies through the sale of their property.

MGIC Investment Corporation - Q1 2025 | 48

Composition of losses incurred
	Three Months Ended March 31,
(in thousands)	2025	2024
Current year / New notices	$59,497	$53,436
Prior year reserve development	(49,906)	(48,881)
Losses incurred, net	$9,591	$4,555

Loss ratio
The loss ratio is the ratio, expressed as a percentage, of losses incurred, net to net premiums earned. The loss ratio was 3.9% for the three months ended March 31, 2025, compared with 1.9% for the three months ended March 31, 2024.

Delinquency inventory
A rollforward of our primary delinquency inventory for the three months ended March 31, 2025 and 2024 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and transfers of servicing between loan servicers.

Delinquency inventory rollforward
	Three Months Ended March 31,
	2025	2024
Delinquency inventory at beginning of period	26,791	25,650
New notices	12,965	12,177
Cures	(13,981)	(13,314)
Paid claims	(312)	(352)
Rescissions and denials	(25)	(19)
Delinquency inventory at end of period	25,438	24,142

New notice activity
The table below presents our new delinquency notices received, delinquency inventory, and the average number of missed payments for the loans in our delinquency inventory by policy year:

New notices and delinquency inventory during the three months ended and as of:
March 31, 2025
Policy Year	New Delinquency Notices Received in the Three Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	695	1,692	15
2005-2008	2,138	5,429	15
2009-2015	344	874	10
2016	341	702	8
2017	576	1,098	8
2018	669	1,483	8
2019	730	1,378	7
2020	1,226	2,213	6
2021	2,474	4,379	6
2022	2,051	3,804	6
2023	991	1,572	5
2024	728	812	4
2025	2	2	2
Total	12,965	25,438	9
Claim rate on new notices (1)	7.5%

MGIC Investment Corporation - Q1 2025 | 49

March 31, 2024
Policy Year	New Delinquency Notices Received in the Three Months Ended	Delinquency Inventory	Avg. Number of Missed Payments of Delinquency Inventory
2004 and prior	750	1,888	18
2005-2008	2,484	6,377	17
2009-2015	529	1,245	11
2016	426	846	9
2017	621	1,220	9
2018	757	1,591	8
2019	799	1,459	7
2020	1,308	2,242	6
2021	2,405	4,042	6
2022	1,605	2,729	5
2023	493	503	3
2024	—	—	—
Total	12,177	24,142	11
Claim rate on new notices (1)	7.5%

(1) Claim rate at the time new delinquency notices are received as a year to date weighted average rate.

Claims severity
Factors that impact claim severity include:

è	economic conditions at time of claim filing, including home prices compared to home prices at the time of placement of coverage,
è	exposure of the loan, which is the unpaid principal balance of the loan times our insurance coverage percentage,
è	length of time between delinquency and claim filing (which impacts the amount of interest and expenses, with a longer time between default and claim filing generally increasing severity), and
è	curtailments.

As discussed in Note 11 - “Loss Reserves,” our loss reserves estimates take into consideration trends over time, because the development of the delinquencies may vary from period to period without establishing a meaningful trend. In recent years, an increase in third party property sales prior to claim settlement has resulted in a decrease in the average claim paid and the average claim paid as a percentage of exposure. We expect average claims paid as a percentage of exposure to increase as we receive delinquencies that have not experienced the same level of home price appreciation. The extent and timing of these increases are uncertain.

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

Claims severity trend for claims paid during the period
Period	Average exposure on claim paid	Average claim paid	% Paid to exposure	Average number of missed payments at claim received date
Q1 2025	55,297	38,826	70.2%	34
Q4 2024	51,368	34,042	66.3%	35
Q3 2024	47,779	27,249	57.0%	34
Q2 2024	49,623	30,578	61.6%	36
Q1 2024	45,284	28,267	62.4%	40

Note: Table excludes material settlements. Settlements include amounts paid in settlement disputes for claims paying practices and/or commutations of policies.

MGIC Investment Corporation - Q1 2025 | 50

The table below shows the number of consecutive months a borrower is delinquent. Historically as a delinquency ages it is more likely to result in a claim.

Primary delinquency inventory - consecutive months delinquent
	March 31, 2025	December 31, 2024	March 31, 2024
3 months or less	8,497	10,352	7,930
4-11 months	9,907	9,281	9,010
12 months or more (1)	7,034	7,158	7,202
Total	25,438	26,791	24,142
3 months or less	33%	38%	33%
4-11 months	39%	35%	38%
12 months or more	28%	27%	29%
Total	100%	100%	100%
(1)Approximately 26%, 27%, and 35% of the primary delinquency inventory delinquent for 12 consecutive months or more has been delinquent for at least 36 consecutive months as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

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

Primary delinquency inventory - number of payments delinquent
	March 31, 2025	December 31, 2024	March 31, 2024
3 payments or less	12,319	14,135	11,620
4-11 payments	8,788	8,392	7,849
12 payments or more (1)	4,331	4,264	4,673
Total	25,438	26,791	24,142

3 payments or less	48%	53%	48%
4-11 payments	35%	31%	33%
12 payments or more	17%	16%	19%
Total	100%	100%	100%
(1)Approximately 22%, 25%, and 32% of the primary delinquency inventory with 12 payments or more delinquent has at least 36 payments delinquent as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

Net losses and LAE paid
Net losses and LAE paid in the three months ended March 31, 2025 were consistent with the same periods in the prior year. The primary average claim paid can vary materially from period to period based upon a variety of factors, including the local market conditions, average loan amount, average coverage percentage, the amount of time between delinquency and claim filing, and our loss mitigation efforts on loans for which claims are paid.

The following table presents our net losses and LAE paid for the three months ended March 31, 2025 and 2024.

Net losses and LAE paid
	Three Months Ended March 31,
(In millions)	2025	2024
Direct primary (excluding settlements)	$12	$9
NPL settlements	—	—
Reinsurance	(2)	—
LAE and other	2	1
Net losses and LAE paid	$12	$10

Average Claim Paid	$38,826	$28,267
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

MGIC Investment Corporation - Q1 2025 | 51

Loss reserves
The gross reserves at March 31, 2025, December 31, 2024, and March 31, 2024 appear in the table below.

Gross reserves
	March 31, 2025	December 31, 2024	March 31, 2024
Primary (in millions):
Direct case loss reserves	$404	$402	$447
Direct IBNR and LAE reserves	58	58	54
Total primary direct loss reserves	$462	$460	$501

Ending delinquent inventory (count based)	25,438	26,791	24,142
Percentage of loans delinquent (delinquency rate)	2.30%	2.40%	2.15%
Average total primary loss reserves per delinquency	$18,167	$17,159	$20,761
Primary claims received inventory included in ending delinquent inventory (count based)	304	319	266

Other gross reserves (1) (in millions)	$3	$3	$3
(1)Other Gross Reserves includes direct and assumed reserves that are not included within our primary loss reserves.

The primary delinquency inventory for the top 15 jurisdictions (based on March 31, 2025 delinquency inventory) at March 31, 2025, December 31, 2024 and March 31, 2024 appears in the following table.

Primary delinquency inventory by jurisdiction
	March 31, 2025	December 31, 2024	March 31, 2024
Florida *	2,338	2,648	1,929
Texas	2,031	2,207	1,920
Illinois *	1,664	1,762	1,604
California	1,542	1,499	1,325
Pennsylvania *	1,390	1,504	1,382
Ohio*	1,173	1,268	1,166
New York *	1,172	1,229	1,267
Michigan	1,171	1,231	1,081
Georgia	999	1,025	899
North Carolina	756	880	664
New Jersey *	733	753	733
Indiana *	651	690	614
Maryland	641	655	641
Minnesota	612	616	544
South Carolina *	511	597	450
All other jurisdictions	8,054	8,227	7,923
Total	25,438	26,791	24,142
Note: Asterisk denotes jurisdictions in the table above that predominately use a judicial foreclosure process, which generally increases the amount of time it takes for a foreclosure to be completed.

The primary average RIF on delinquent loans at March 31, 2025, December 31, 2024 and March 31, 2024 for the top 5 jurisdictions (based on the March 31, 2025 delinquency inventory) appears in the following table.

Primary average RIF - delinquent loans
	March 31, 2025	December 31, 2024	March 31, 2024
Florida	$69,480	$70,377	$65,769
Texas	65,308	63,943	60,398
Illinois	46,242	46,311	44,990
California	112,612	109,226	103,582
Pennsylvania	46,072	45,227	43,913
All other jurisdictions	57,680	56,525	55,789
All jurisdictions	$61,323	$60,148	$58,179
The primary average RIF on all loans was $70,973, $70,475, and $68,379 at March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

MGIC Investment Corporation - Q1 2025 | 52

The primary delinquency inventory by policy year at March 31, 2025, December 31, 2024 and March 31, 2024 appears in the following table.

Primary delinquency inventory by policy year
	March 31, 2025	December 31, 2024	March 31, 2024
Policy year:
2004 and prior	1,692	1,793	1,888
2004 and prior %	7%	7%	8%
2005 - 2008	5,429	5,857	6,377
2005 - 2008%	21%	22%	26%
2009 - 2015	874	976	1,245
2009 - 2015%	3%	3%	5%
2016	702	772	846
2017	1,098	1,205	1,220
2018	1,483	1,628	1,591
2019	1,378	1,505	1,459
2020	2,213	2,421	2,242
2021	4,379	4,796	4,042
2022	3,804	3,803	2,729
2023	1,572	1,464	503
2024	812	571	—
2025	2	—	—
2016 and later %	69%	68%	61%

Total	25,438	26,791	24,142
On our primary business, the highest claim frequency years have typically been the third and fourth year after loan origination. However, the pattern of claim frequency can be affected by many factors, including persistency and deteriorating economic conditions. Deteriorating economic conditions can result in increasing claims following a period of declining claims. As of March 31, 2025, 52% of our primary RIF was written subsequent to December 31, 2021, 76% of our primary RIF was written subsequent to December 31, 2020, and 88% of our primary RIF was written subsequent to December 31, 2019.

Underwriting and other expenses, net
Underwriting and other expenses includes items such as employee compensation costs, outside service expenses, depreciation and maintenance expense, and premium taxes, and are reported net of ceding commissions.

Underwriting and other expenses, net for the three months ended March 31, 2025 and 2024, were $51.4 million and $59.0 million, respectively. The decrease in underwriting and other expenses, net was primarily due to a decrease in employee costs. See Note 15 - “Segment Reporting,” to our consolidated financial statements for additional discussion of significant segment expenses.

	Three Months Ended March 31,
	2025	2024
Underwriting expense ratio	22.5%	25.7%
The underwriting expense ratio is the ratio, expressed as a percentage, of the underwriting and operating expenses, net and amortization of DAC to net premiums written. The underwriting expense ratio for the three months ended March 31, 2025, decreased compared with the same period in the prior year primarily due to a decrease in underwriting and other expenses, net, and an increase in net premiums written.

Provision for income taxes and effective tax rate

Income tax provision and effective tax rate
	Three Months Ended March 31,
(In thousands, except rate)	2025	2024
Income before tax	$234,681	$219,880
Provision for income taxes	$49,221	$45,783
Effective tax rate	21.0%	20.8%
Our effective tax rate for the three months ended March 31, 2025 and 2024 approximated the statutory tax rate of 21%. We expect a modest decrease in our effective tax rate for the remainder of 2025 compared with 2024 due to purchases of transferable federal tax credits.

MGIC Investment Corporation - Q1 2025 | 53

Balance Sheet Review
The following sections mainly focus on the major developments on our Consolidated Balance Sheet since December 31, 2024.

Consolidated balance sheets - Assets

(in thousands)	March 31, 2025	December 31, 2024	% Change
Investments	$5,901,057	$5,867,560	1
Cash and cash equivalents	206,988	229,485	(10)
Reinsurance recoverable on loss reserves (1)	51,864	47,281	10
Deferred incomes taxes, net (1)	46,196	69,875	(34)
Other assets	329,031	333,034	(1)
Total Assets	$6,535,136	$6,547,235	0
(1) See "Liabilities and Equity" section below for further discussion.

Investments - Our investment portfolio primarily consists of a diverse mix of highly rated fixed income securities.

The average duration and investment yield of our investment portfolio as of March 31, 2025 and December 31, 2024 are shown in the table below.

Portfolio duration and embedded investment yield
	March 31, 2025	December 31, 2024
Effective duration (in years)	4.0	3.9
Pre-tax yield (1)	4.0%	4.0%
After-tax yield (1)	3.2%	3.2%
(1)Embedded investment yield is calculated on a yield-to-worst basis.

The security ratings of our fixed income investments as of March 31, 2025 and December 31, 2024 are shown in the table below.

Fixed income security ratings
Security Ratings (1)	March 31, 2025	December 31, 2024
AAA	11%	10%
AA	34%	34%
A	35%	36%
BBB	20%	20%
(1)Ratings are provided by one or more of: Moody's, Standard & Poor's and Fitch Ratings. If three ratings are available, the middle rating is used, otherwise the lowest rating is used.

Cash and cash equivalents - Our cash and cash equivalents balance decreased to $207.0 million as of March 31, 2025, from $229.5 million as of December 31, 2024, as cash used in financing activities was only partially offset by net cash generated by operating and investing activities.

MGIC Investment Corporation - Q1 2025 | 54

Consolidated balance sheets - Liabilities and equity

(in thousands)	March 31, 2025	December 31, 2024	% Change
Loss reserves	$465,033	$462,662	1
Unearned premiums	111,987	120,360	(7)
Long-term debt	645,035	644,667	0
Other liabilities	173,197	147,171	18
Total Liabilities	$1,395,252	$1,374,860	1
Common stock	240,194	248,449	(3)
Paid-in capital	1,796,475	1,808,236	(1)
Accumulated other comprehensive income (loss), net of tax	(236,445)	(288,162)	18
Retained earnings	3,339,660	3,403,852	(2)
Shareholders’ equity	$5,139,884	$5,172,375	(1)

Loss reserves and Reinsurance recoverable on loss reserves - Our loss reserves include estimates of losses and settlement expenses on (1) loans in our delinquency inventory (known as case reserves), (2) IBNR delinquencies, and (3) LAE. Our gross reserves are reduced by reinsurance recoverable on loss reserves to calculate a net reserve balance. Loss reserves increased to $465.0 million as of March 31, 2025, from $462.7 million as of December 31, 2024. Reinsurance recoverables on loss reserves were $51.9 million and $47.3 million as of March 31, 2025 and December 31, 2024, respectively. The reinsurance recoverable is impacted by the mix of delinquencies covered by our QSR Transactions.

Unearned premiums - Our unearned premium decreased to $112.0 million as of March 31, 2025 from $120.4 million as of December 31, 2024 primarily due to the run-off of our existing portfolio of single premium policies outpacing the level of NIW from single premium policies.

Income Taxes - Our current income tax liability was $54.4 million as of March 31, 2025 and is included as a component of other liabilities in our consolidated balance sheets. Our current income tax receivable was $7.1 million as of December 31, 2024 and is included as a component of other assets in our consolidated balance sheets. The increase in our current income tax liability was primarily due to the recording of our first quarter income tax provision with respect to first quarter income while our first quarter estimated income tax payment is not remitted until the second quarter of 2025. Our net deferred tax asset was $46.2 million and $69.9 million at March 31, 2025 and December 31, 2024, respectively. The change in our deferred income tax asset was primarily due to the change in the fair market value of our investment portfolio during the three months ended March 31, 2025. We owned $946.3 million and $968.2 million of tax and loss bonds at March 31, 2025 and December 31, 2024, respectively.

Shareholder’s equity - The decrease in shareholders’ equity primarily relates to repurchases of our common stock and dividends paid to shareholders, partially offset by net income in the three months ended March 31, 2025.

MGIC Investment Corporation - Q1 2025 | 55

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

Summary of consolidated cash flows
	Three Months Ended March 31,
(In thousands)	2025	2024
Total cash provided by (used in):
Operating activities	$223,654	$190,537
Investing activities	32,375	25,969
Financing activities	(277,963)	(147,582)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$(21,934)	$68,924
Net cash provided by operating activities for the three months ended March 31, 2025 increased when compared with the same period of 2024 primarily due to a decrease in other underwriting and operating expenses, net, and an increase in investment income, and an increase in premiums written, partially offset by an increase in losses paid, net.

We also have purchase obligations totaling approximately $11.7 million which consist primarily of contracts related to our continued investment in our information technology infrastructure in the normal course of business. The majority of these obligations are under contracts that give us cancellation rights with notice. In the next twelve months we anticipate we will pay approximately $7.8 million for our purchase obligations.

Future contributions to our qualified pension plan are impacted by the net funded status (the market value of our plan assets compared to the projected benefit obligation).

Net cash provided by investing activities for the three months ended March 31, 2025 and 2024, primarily reflects sales and maturities of fixed income securities that exceeded purchases of fixed income securities during the period.

Net cash used in financing activities for the three months ended March 31, 2025 and 2024, primarily reflects repurchases of our common stock, dividends to shareholders, and the payment of withholding taxes related to share-based compensation net share settlement.

Capitalization
Debt - holding company
As of March 31, 2025, our holding company’s debt obligations were $650 million in aggregate principal amount consisting of our 5.25% Notes due in 2028. See Note 7 – “Debt” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about the terms of our indebtedness.

Liquidity analysis - holding company
As of March 31, 2025 and December 31, 2024, we had approximately $824 million and $1.1 billion, respectively, in cash and investments at our holding company. These resources are maintained primarily to service our debt interest expense, pay debt maturities, repurchase shares, pay dividends to shareholders, and to settle intercompany obligations. While these assets are held, we generate investment income that serves to offset a portion of our cash requirements. The payment of dividends from MGIC are the principal source of holding company cash inflow and their payment is restricted by insurance regulation. See Note 14 - “Statutory Information” to our consolidated financial statement for additional information about MGIC’s dividend restrictions. The payment of dividends from MGIC is also influenced by our view of the appropriate level of excess PMIERs Available Assets to maintain, which can change over time. Raising capital in the public markets is another potential source of holding company liquidity. The ability to raise capital in the public markets is subject to prevailing market conditions, investor demand for the securities to be issued, and our deemed creditworthiness.

In the three months ended March 31, 2025, we repurchased 9.2 million shares of our common stock for $224.3 million. As of March 31, 2025 we had remaining authorization to repurchase $232.9 million under our existing share repurchase program. Through April 25, 2025, we repurchased an additional 2.8 million shares totaling $65.8 million under the remaining authorization through December 31, 2026. Also in April of 2025, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $750 million of common stock prior to December 31, 2027.

MGIC Investment Corporation - Q1 2025 | 56

In the three months ended March 31, 2025, we paid $32.5 million in dividends to shareholders. On April 24, 2025, the Board of Directors declared a quarterly cash dividend to the holders of the company’s common stock of $0.13 per share to shareholders of record on May 8, 2025.

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

Significant cash and investments inflows at our holding company during the three months ended March 31, 2025:
•$10.0 million of investment income.
Significant cash outflows at our holding company during the three months ended March 31, 2025:
•$225.2 million of net share repurchase transactions,
•$33.9 million of cash dividends paid to shareholders, and
•$17.1 million of interest payments on our outstanding debt obligation.

The net unrealized gains on our holding company investment portfolio were approximately $2.0 million at March 31, 2025, and the portfolio had an effective duration of approximately 0.8 years.

MGIC did not pay dividends to our holding company in the three months ended March 31, 2025. Future dividend payments from MGIC to the holding company will be determined in consultation with the board, and after considering any updated estimates about our business. We ask the Wisconsin OCI not to object before MGIC pays dividends to the holding company. In April 2025, MGIC paid a $400 million dividend to our holding company.

Debt at subsidiaries
MGIC did not have any outstanding debt obligations at March 31, 2025. MGIC is a member of the FHLB, which provides MGIC access to an additional source of liquidity via a secured lending facility. We may borrow from the FHLB at any time.

Capital Adequacy
PMIERs
As of March 31, 2025, MGIC’s Available Assets under the PMIERs totaled approximately $5.9 billion, an excess of approximately $2.6 billion over its Minimum Required Assets; and MGIC is in compliance with the requirements of the PMIERs and eligible to insure loans delivered to or purchased by the GSEs. Our reinsurance transactions provided an aggregate of approximately $2.4 billion of capital credit under the PMIERs as of March 31, 2025. Refer to Note 4 - “Reinsurance” to our consolidated financial statements for additional information on our reinsurance transactions.

The table below presents the PMIERS capital credit for our reinsurance transactions.

PMIERs - Reinsurance Credit

(In millions)	March 31, 2025	December 31, 2024
QSR Transactions	$1,210	$1,177
Home Re Transactions	609	666
Traditional XOL Transactions	620	388
Total capital credit for Reinsurance Transactions	$2,439	$2,231

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

MGIC Investment Corporation - Q1 2025 | 57

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

The table below presents our risk-to-capital calculation:

Risk-to-capital - MGIC
(In millions, except ratio)	March 31, 2025	December 31, 2024
RIF - net (1)	$58,440	$58,213
Statutory policyholders’ surplus	1,135	973
Statutory contingency loss reserve	4,858	4,833
Statutory policyholders’ position	$5,993	$5,806
Risk-to-capital	9.8:1	10.0:1
(1)RIF – net, as shown in the table above is net of reinsurance and exposure on policies currently delinquent ($1.7 billion at March 31, 2025 and $1.8 billion at December 31, 2024) for which loss reserves have been established.

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

Financial Strength Ratings
Financial strength ratings are published by third-party rating agencies as an independent opinion of an insurer’s financial strength and ability to meet ongoing insurance and contract obligations. The financial strength ratings for MGIC and MAC are listed below:

MGIC financial strength ratings
Rating Agency	Rating	Outlook
Moody’s Investor Services	A3	Positive
Standard and Poor’s Rating Services	A-	Stable
A.M. Best	A	Stable

MAC financial strength ratings
Rating Agency	Rating	Outlook
Standard and Poor's Rating Services	A-	Stable
A.M. Best	A	Stable

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Competition or changes in our relationships with our customers could reduce our revenues, reduce our premium yields and / or increase our losses.”

MGIC Investment Corporation - Q1 2025 | 58

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

Location of Risk Factors: The Risk Factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by Part II, Item 1 A of this quarterly report on form 10Q. The Risk Factors in the 10-K, as supplemented by this 10‑Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

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
We manage credit risk via our investment policy guidelines which primarily place our investments in investment grade securities and limit the amount of our credit exposure to any one issue, issuer and type of instrument. Guideline and investment portfolio detail is available in "Business – Section E, Investment Portfolio" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest bearing assets.

One of the measures used to quantify this exposure is effective duration. Effective duration measures the price sensitivity of the assets to the changes in spreads. At March 31, 2025, the effective duration of our fixed income investment portfolio was 4.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.0% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

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

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MGIC Investment Corporation - Q1 2025 | 59

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

Item 1 A. Risk Factors
As of March 31, 2025, there have been no material changes in our Risk Factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10‑Q.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information about purchases of MGIC Investment Corporation common stock by us during the three months ended March 31, 2025.

Share repurchases
Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the programs (1)
January 1, 2025	January 31, 2025	3,513,596	$24.34	3,513,596	$371,671,590
February 1, 2025	February 28, 2025	2,877,395	24.86	2,877,395	300,127,376
March 1, 2025	March 31, 2025	2,843,572	23.66	2,843,572	232,855,900
		9,234,563	$24.29	9,234,563

(1)In April of 2024, our Board of Directors approved an additional share repurchase program, authorizing us to repurchase up to an additional $750 million of common stock prior to December 31, 2026. Repurchases may be made from time to time on the open market (including through 10b5-1 plans) or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. In April 2025, our Board of Directors approved a share repurchase program, authorizing us to purchase up to $750 million of common stock prior to December 31, 2027.

Item 5. Other Information
On February 28, 2025, Paula C. Maggio, Executive Vice President, General Counsel, and Secretary, adopted a written plan for the sale of MGIC common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Maggio’s written plan provides for the sale of 80,000 shares of MGIC common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) February 9, 2026; or (2) the date on which an aggregate of 80,000 shares of MGIC common stock have been sold.

On March 6, 2025, Salvatore A. Miosi, President and Chief Operating Officer, adopted a written plan for the sale of MGIC common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Miosi’s written plan provides for the sale of up to 310,931 shares of MGIC common stock in the aggregate. This written plan is scheduled to expire on the earlier of: (1) June 5, 2026; or (2) the date on which an aggregate of 310,931 shares of MGIC common stock have been sold.

MGIC Investment Corporation - Q1 2025 | 60

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
99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and through updating of various statistical and other information †

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
†    Filed herewith.
††    Furnished herewith.

MGIC Investment Corporation - Q1 2025 | 61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 30, 2025.

MGIC INVESTMENT CORPORATION

/s/ Timothy J. Mattke
Timothy J. Mattke
Chief Executive Officer

/s/ Nathaniel H. Colson
Nathaniel H. Colson
Executive Vice President and
Chief Financial Officer

MGIC Investment Corporation - Q1 2025 | 62